Form 10-Q
period 2012-06-30
Bloomin' Brands, Inc.
filed 2012-09-05
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
Commission File Number: 001-35625

BLOOMIN’ BRANDS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-8023465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607
(Address of principal executive offices) (Zip Code)

(813) 282-1225
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer  ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of August 31, 2012, 119,898,667 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2012
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$279,954	$482,084
Current portion of restricted cash	24,916	20,640
Inventories	74,131	69,223
Deferred income tax assets	28,040	31,959
Other current assets, net	85,801	104,373
Total current assets	492,842	708,279
Restricted cash	18,788	3,641
Property, fixtures and equipment, net	1,482,437	1,635,898
Investments in and advances to unconsolidated affiliates, net	35,256	35,033
Goodwill	268,902	268,772
Intangible assets, net	558,493	566,148
Other assets, net	144,104	136,165
Total assets	$3,000,822	$3,353,936

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$102,351	$97,393
Accrued and other current liabilities	176,255	211,486
Current portion of partner deposits and accrued partner obligations	16,828	15,044
Unearned revenue	193,512	299,596
Current portion of long-term debt	26,580	332,905
Current portion of guaranteed debt	24,500	—
Total current liabilities	540,026	956,424
Partner deposits and accrued partner obligations	91,913	98,681
Deferred rent	77,350	70,135
Deferred income tax liabilities	189,011	193,262
Long-term debt	1,737,210	1,751,885
Guaranteed debt	—	24,500
Other long-term liabilities, net	259,871	218,752
Total liabilities	2,895,381	3,313,639
Commitments and contingencies
Stockholders’ Equity
Bloomin’ Brands, Inc. Stockholders’ Equity
Common stock, $0.01 par value, 120,000,000 shares authorized; 106,777,584 shares issued and outstanding at June 30, 2012; and 120,000,000 shares authorized; 106,573,193 shares issued and outstanding at December 31, 2011	1,068	1,066
Additional paid-in capital	877,474	874,753
Accumulated deficit	(755,617)	(822,625)
Accumulated other comprehensive loss	(25,857)	(22,344)
Total Bloomin’ Brands, Inc. stockholders’ equity	97,068	30,850
Noncontrolling interests	8,373	9,447
Total stockholders’ equity	105,441	40,297
Total liabilities and stockholders’ equity	$3,000,822	$3,353,936

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
Revenues
Restaurant sales	$970,021	$946,033	$2,015,487	$1,939,142
Other revenues	10,845	9,469	21,005	18,209
Total revenues	980,866	955,502	2,036,492	1,957,351
Costs and expenses
Cost of sales	315,472	305,003	651,331	622,767
Labor and other related	271,400	275,314	564,901	558,121
Other restaurant operating	230,877	224,692	449,842	438,849
Depreciation and amortization	39,247	38,463	78,107	76,751
General and administrative	72,216	69,548	148,218	131,126
Provision for impaired assets and restaurant closings	4,654	3,723	9,089	3,931
Income from operations of unconsolidated affiliates	(1,720)	(1,995)	(4,124)	(5,641)
Total costs and expenses	932,146	914,748	1,897,364	1,825,904
Income from operations	48,720	40,754	139,128	131,447
Loss on extinguishment of debt	—	—	(2,851)	—
Other (expense) income, net	(183)	559	(129)	256
Interest expense, net	(24,037)	(20,692)	(45,011)	(41,885)
Income before provision for income taxes	24,500	20,621	91,137	89,818
Provision for income taxes	3,936	4,178	16,741	15,260
Net income	20,564	16,443	74,396	74,558
Less: net income attributable to noncontrolling interests	3,124	2,440	6,957	5,663
Net income attributable to Bloomin’ Brands, Inc.	$17,440	$14,003	$67,439	$68,895

Net income	$20,564	$16,443	$74,396	$74,558
Other comprehensive income:
Foreign currency translation adjustment	(6,662)	4,124	(3,513)	7,144
Comprehensive income	13,902	20,567	70,883	81,702
Less: comprehensive income attributable to noncontrolling interests	3,124	2,440	6,957	5,663
Comprehensive income attributable to Bloomin’ Brands, Inc.	$10,778	$18,127	$63,926	$76,039

Net income attributable to Bloomin’ Brands, Inc. per common share:
Basic	$0.16	$0.13	$0.63	$0.65
Diluted	$0.16	$0.13	$0.63	$0.65
Weighted average common shares outstanding:
Basic	106,361	106,135	106,361	106,135
Diluted	107,380	106,214	107,255	106,362

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2011	106,573	$1,066	$874,753	$(822,625)	$(22,344)	$9,447	$40,297
Net income	—	—	—	67,439	—	6,957	74,396
Foreign currency translation adjustment	—	—	—	—	(3,513)	—	(3,513)
Stock-based compensation	261	3	1,460	—	—	—	1,463
Repurchase of common stock	(56)	(1)	316	(431)	—	—	(116)
Issuance of notes receivable due from stockholders	—	—	(518)	—	—	—	(518)
Repayments of notes receivable due from stockholders	—	—	1,463	—	—	—	1,463
Distributions to noncontrolling interests	—	—	—	—	—	(8,409)	(8,409)
Contributions from noncontrolling interests	—	—	—	—	—	378	378
Balance, June 30, 2012	106,778	$1,068	$877,474	$(755,617)	$(25,857)	$8,373	$105,441

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2010	106,573	$1,066	$871,963	$(922,630)	$(19,633)	$13,323	$(55,911)
Net income	—	—	—	68,895	—	5,663	74,558
Foreign currency translation adjustment	—	—	—	—	7,144	—	7,144
Stock-based compensation	—	—	1,357	—	—	—	1,357
Issuance of notes receivable due from stockholders	—	—	(985)	—	—	—	(985)
Distributions to noncontrolling interests	—	—	(38)	—	—	(7,520)	(7,558)
Contributions from noncontrolling interests	—	—	—	—	—	26	26
Balance, June 30, 2011	106,573	$1,066	$872,297	$(853,735)	$(12,489)	$11,492	$18,631

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
Cash flows provided by operating activities:
Net income	$74,396	$74,558
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78,107	76,751
Amortization of deferred financing fees	4,983	6,276
Amortization of capitalized gift card sales commissions	11,193	9,390
Provision for impaired assets and restaurant closings	9,089	3,931
Accretion on debt discounts	362	325
Stock-based and other non-cash compensation expense	16,029	20,420
Income from operations of unconsolidated affiliates	(4,124)	(5,641)
Change in deferred income taxes	(330)	(57)
Loss on disposal of property, fixtures and equipment	1,001	1,841
Unrealized gain on derivative financial instruments	(191)	(35)
Gain on life insurance and restricted cash investments	(2,208)	(486)
Loss on extinguishment of debt	2,851	—
Recognition of deferred gain on sale-leaseback transaction	(537)	—
Change in assets and liabilities:
(Increase) decrease in inventories	(4,949)	6,043
Decrease (increase) in other current assets	6,642	(19,624)
Decrease in other assets	892	3,942
(Decrease) increase in accounts payable and accrued and other current liabilities	(38,141)	20,994
Increase in deferred rent	7,208	5,506
Decrease in unearned revenue	(106,084)	(95,292)
Increase (decrease) in other long-term liabilities	1,515	(7,095)
Net cash provided by operating activities	57,704	101,747
Cash flows provided by (used in) investing activities:
Purchases of Company-owned life insurance	(308)	(789)
Proceeds from sale of Company-owned life insurance	—	2,638
Proceeds from sale of property, fixtures and equipment	1,255	688
Proceeds from sale-leaseback transaction	192,886	—
Capital expenditures	(79,743)	(49,230)
Restricted cash received for capital expenditures, property taxes and certain deferred compensation plans	50,614	45,569
Restricted cash used to fund capital expenditures, property taxes and certain deferred compensation plans	(70,032)	(70,417)
Return on investment from unconsolidated affiliates	332	—
Net cash provided by (used in) investing activities	$95,004	$(71,541)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
Cash flows used in financing activities:
Proceeds from issuance of long-term debt	$495,186	$—
Repayments of long-term debt	(12,211)	(9,598)
Extinguishment of debt	(777,563)	—
Repayments of borrowings on revolving credit facilities	(33,000)	(78,072)
Deferred financing fees	(5,442)	(52)
Contributions from noncontrolling interests	378	26
Distributions to noncontrolling interests	(8,409)	(7,558)
Repayments of partner deposits and accrued partner obligations	(15,306)	(21,188)
Issuance of notes receivable due from stockholders	(83)	(985)
Repayments of notes receivable due from stockholders	1,463	—
Net cash used in financing activities	(354,987)	(117,427)
Effect of exchange rate changes on cash and cash equivalents	149	2,062
Net decrease in cash and cash equivalents	(202,130)	(85,159)
Cash and cash equivalents at the beginning of the period	482,084	365,536
Cash and cash equivalents at the end of the period	$279,954	$280,377
Supplemental disclosures of cash flow information:
Cash paid for interest	$39,923	$36,328
Cash paid for income taxes, net of refunds	15,916	16,356
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$3,932	$3,814
Acquisitions of property, fixtures and equipment through accounts payable or capital lease liabilities	1,577	2,846

 The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation

Bloomin’ Brands, Inc. (“Bloomin’ Brands” or the “Company”), formerly known as Kangaroo Holdings, Inc., was formed by an investor group comprised of funds advised by Bain Capital Partners, LLC (“Bain Capital”), Catterton Management Company, LLC (“Catterton”), Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (the “Founders”) and certain members of management. On June 14, 2007, Bloomin’ Brands acquired OSI Restaurant Partners, Inc. by means of a merger and related transactions (the “Merger”). At the time of the Merger, OSI Restaurant Partners, Inc. was converted into a Delaware limited liability company named OSI Restaurant Partners, LLC (“OSI”). In connection with the Merger, Bloomin’ Brands implemented a new ownership and financing arrangement for some of its restaurant properties, pursuant to which Private Restaurant Properties, LLC (“PRP”), a wholly-owned subsidiary of Bloomin’ Brands, acquired 343 restaurant properties from OSI and leased them back to subsidiaries of OSI. OSI remains the primary operating entity, and a wholly-owned subsidiary of Bloomin’ Brands continues to lease certain of the Company-owned restaurant properties to OSI’s subsidiaries.

The Company owns and operates casual, upscale casual and fine dining restaurants primarily in the United States. The Company’s restaurant portfolio has five concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s registration statement on Form S-1, as amended (File No. 333-180615), that was declared effective on August 7, 2012 (the “Registration Statement”). The Company's initial public offering was completed on August 13, 2012.

2.         Recently Issued Financial Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), that establishes a number of new requirements for fair value measurements. These include: (i) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (ii) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (iii) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. Additionally, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 on January 1, 2012 increased the Company’s fair value disclosure requirements but did not have an impact on the Company’s financial position, results of operations or cash flows.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”), that eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, the new guidance requires the Company to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  ASU No. 2011-05 must be applied retrospectively and is effective for public companies during the interim and annual periods beginning after December 15, 2011. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The deferral of the presentation requirements does not impact the effective date of the other requirements in ASU 2011-05. During the deferral period, the existing requirements in generally accepted accounting principles in the United States for the presentation of reclassification adjustments must continue to be followed. ASU No. 2011-12 is effective for public companies during the interim and annual periods beginning after December 15, 2011.  The adoption of ASU No. 2011-05 and ASU No. 2011-12 on January 1, 2012 did not have an impact on the Company’s financial position, results of operations or cash flows as the guidance only requires a presentation change to comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step quantitative goodwill impairment test. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to go directly to the quantitative assessment. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification” (“ASU No. 2011-10”), which applies to a parent company that ceases to have a controlling financial interest in a subsidiary, that is in substance real estate, as a result of a default on the subsidiary’s nonrecourse debt. The new guidance emphasizes that the parent should only deconsolidate the real estate subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. If the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This standard takes effect for public companies during the annual and interim periods beginning on or after June 15, 2012. The adoption of this guidance on July 1, 2012 did not have a material impact on the Company’s financial statements.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”), which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The guidance requires the Company to provide both net and gross information for these assets and liabilities. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective application required. This guidance will not have an impact on the Company’s financial position, results of operations or cash flows as it only requires a presentation change to offsetting (netting) assets and liabilities.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying value before applying the two-step quantitative impairment test. If it is determined through the qualitative assessment that an indefinite-lived intangible asset’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to go directly to the quantitative assessment. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will adopt ASU No. 2012-02 effective January 1, 2013. This guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

3.         Stock-based and Deferred Compensation Plans

Shares of restricted stock issued on June 14, 2007 to certain of the Company’s current and former executive officers and other members of management vested each June 14 through 2012.  In accordance with the terms of their applicable agreements, the Company loaned an aggregate of $0.4 million and $0.9 million to these individuals in June of 2012 and 2011, respectively, for their personal income tax obligations that resulted from vesting of the restricted stock. During the first quarter of 2012, three of the Company’s named executive officers and certain other former members of management repaid their entire loan balances to the Company. As of June 30, 2012 and December 31, 2011, a total of $6.0 million and $7.2 million, respectively, of loans and associated interest obligations to current and former executive officers and other members of management was outstanding and was recorded as contra-equity in the line item “Additional paid-in capital” in the Company’s Consolidated Balance Sheets. The loans are full recourse and are collateralized by the vested shares of restricted stock.  Although these loans are permitted in accordance with the terms of the agreements, the Company is not required to make them in the future. On May 10, 2012, the Company approved an amendment to the loans to extend the timing for mandatory prepayment in connection with an initial public offering to require full repayment by the last trading day in the first trading window subsequent to the expiration of contractual lock-up restrictions imposed in connection with the offering.

On May 10, 2012, the Board of Directors authorized an additional 850,000 shares for issuances of stock options and restricted stock under the Company’s 2007 Equity Incentive Plan (the “2007 Equity Plan”). The total shares authorized under the 2007 Equity Plan, including the increase, is 13,200,000. Upon completion of the Company’s initial public offering, the Bloomin’ Brands, Inc. 2012 Incentive Award Plan (the “2012 Equity Plan”) was adopted, and no further awards will be made under the 2007 Equity Plan (see Note 14).

On May 10, 2012, the retention bonus and the incentive bonus agreements with the Company’s Chief Executive Officer (“CEO”) were amended. In accordance with the terms of this amendment to the bonus agreements, the remaining payments under each agreement were accelerated to a single lump sum payment of $22.4 million as a result of the completion of the Company’s initial public offering and was paid in the third quarter of 2012. The Company recorded $18.1 million for the accelerated bonus expense in the line item “General and administrative” in its Consolidated Statement of Operations and Comprehensive Income for the three months ended September 30, 2012.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

4.     Net Income Attributable to Bloomin’ Brands, Inc. Per Common Share

Basic net income attributable to Bloomin’ Brands, Inc. per common share is computed on the basis of the weighted average number of common shares that were outstanding during the period. Diluted net income attributable to Bloomin’ Brands, Inc. per common share includes the dilutive effect of common stock equivalents consisting of restricted stock and stock options, using the treasury stock method. Performance-based restricted stock and stock options are considered dilutive when the related performance criterion has been met.

The computation of basic and diluted net income attributable to Bloomin’ Brands, Inc. per common share is as follows (in thousands, except share and per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
Net income attributable to Bloomin’ Brands, Inc.	$17,440	$14,003	$67,439	$68,895

Basic weighted average common shares outstanding	106,360,717	106,134,814	106,360,717	106,134,814

Effect of diluted securities:
Stock options	900,623	42,856	804,517	212,687
Unvested restricted stock	118,348	36,677	89,551	14,267
Diluted weighted average common shares outstanding	107,379,688	106,214,347	107,254,785	106,361,768

Basic net income attributable to Bloomin’ Brands, Inc. per common share	$0.16	$0.13	$0.63	$0.65
Diluted net income attributable to Bloomin’ Brands, Inc. per common share	$0.16	$0.13	$0.63	$0.65

Dilutive securities outstanding not included in the computation of net income attributable to Bloomin’ Brands, Inc. per common share because their effect was antidilutive were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
Stock options	550,000	1,488,000	550,000	1,488,000

5.           Variable Interest Entities

The Company consolidates variable interest entities in which it is deemed to have a controlling financial interest as a result of the Company having (1) the power to direct the activities that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses or the right to receive the benefits that could potentially be significant to the variable interest entity. If the Company has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the operations of the variable interest entity are included in the consolidated financial statements.

Roy’s and RY-8, Inc.

The Company’s consolidated financial statements include the accounts and operations of its Roy’s joint venture although it has less than majority ownership.  The Company determined it is the primary beneficiary of the joint venture since the Company has the power to direct or cause the direction of the activities that most significantly impact the entity on a day-to-day basis, such as decisions regarding menu development, purchasing, restaurant expansion and closings and the management of employee-related processes.  Additionally, the Company has the obligation to absorb losses

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

or the right to receive benefits of the Roy’s joint venture that could potentially be significant to the Roy’s joint venture.  The majority of capital contributions made by the Company’s partner in the Roy’s joint venture, RY-8, Inc. (“RY-8”), have been funded by loans to RY-8 from a third party which OSI guarantees. The guarantee is secured by a collateral interest in RY-8’s membership interest in the joint venture.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheets for the Roy’s joint venture were $24.3 million and $10.6 million, respectively, at June 30, 2012 and $26.2 million and $9.6 million, respectively, at December 31, 2011.

The Company is also the primary beneficiary of RY-8 because its implicit variable interest in that entity, which is considered a de facto related party, indirectly receives the variability of the entity through absorption of RY-8’s expected losses, and therefore the Company also consolidates RY-8.  Since RY-8’s $24.5 million line of credit became fully extended in 2007, the Company made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8.  The Company is obligated to provide financing, either through OSI’s guarantee with a third-party institution or loans, for all required capital contributions and interest payments.  Therefore, any additional RY-8 capital requirements in connection with the joint venture likely will be the Company’s responsibility.  RY-8’s line of credit expires on April 15, 2013. The Company classifies OSI’s $24.5 million contingent obligation as guaranteed debt and the portion of income or loss attributable to RY-8 is eliminated in the line item in the Consolidated Statements of Operations and Comprehensive Income entitled “Net income attributable to noncontrolling interests.”  All material intercompany balances and transactions have been eliminated.

Paradise Restaurant Group, LLC

In September 2009, the Company sold its Cheeseburger in Paradise concept, which included 34 restaurants, for $2.0 million to Paradise Restaurant Group, LLC (“PRG”), an entity formed and controlled by the president of the concept.  Based on the terms of the purchase and sale agreement, the Company determined at that time that it was the primary beneficiary and continued to consolidate PRG after the sale transaction.

Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company determined that it is no longer the primary beneficiary of PRG.  As a result, the Company deconsolidated PRG on January 1, 2010. The Company determined that certain rights pursuant to a $2.0 million promissory note, which is fully reserved, owed to the Company by PRG are non-substantive participating rights, and as a result, the Company does not have the power to direct the activities that most significantly impact the entity.  At June 30, 2012, the maximum undiscounted exposure to loss as a result of the Company’s involvement with PRG is $17.8 million related to lease payments extending through June 13, 2022 in the event that PRG defaults on these leases.

6.           Other Current Assets, Net

Other current assets, net, consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2012	2011
Prepaid expenses	$28,718	$18,113
Accounts receivable - vendors, net	33,350	48,568
Accounts receivable - franchisees, net	2,787	2,396
Accounts receivable - other, net	6,018	11,869
Other current assets, net	14,928	23,427
	$85,801	$104,373

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

7.     Property, Fixtures and Equipment, Net
Property, fixtures and equipment, net, consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2012	2011
Land	$265,244	$329,143
Buildings and building improvements	906,922	1,013,618
Furniture and fixtures	279,854	263,266
Equipment	388,356	362,649
Leasehold improvements	381,627	369,726
Construction in progress	32,208	22,011
Less: accumulated depreciation	(771,774)	(724,515)
	$1,482,437	$1,635,898

Effective March 14, 2012, the Company entered into a sale-leaseback transaction (the “Sale-Leaseback Transaction”) with two third-party real estate institutional investors in which the Company sold 67 restaurant properties at fair market value for net proceeds of $192.9 million.  The Company then simultaneously leased these properties under nine master leases (collectively, the “REIT Master Leases”).  The initial term of the REIT Master Leases are 20 years with four five-year renewal options.  One renewal period is at a fixed rental amount and the last three renewal periods are generally based at then-current fair market values.  The sale at fair market value and subsequent leaseback qualified for sale-leaseback accounting treatment, and the REIT Master Leases are classified as operating leases. In accordance with the applicable accounting guidance, the 67 restaurant properties are not classified as held for sale at December 31, 2011 since the Company is leasing back the properties. The Company recorded the deferred gain of $42.9 million on the sale of certain of the properties primarily in the line item “Other long-term liabilities, net” in its Consolidated Balance Sheet as of March 31, 2012, which is amortized over the initial term of the lease.

8.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2012	2011
Accrued payroll and other compensation	$91,064	$117,013
Accrued insurance	21,459	19,284
Other current liabilities	63,732	75,189
	$176,255	$211,486

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

9.           Long-term Debt, Net

Long-term debt, net consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2012	2011
Senior secured term loan facility, interest rates of 2.56% and 2.63% at June 30, 2012 and December 31, 2011, respectively (1) (2)	$1,007,850	$1,014,400
Senior secured pre-funded revolving credit facility, interest rate of 2.63% at December 31, 2011 (2)	—	33,000
Mortgage loan, weighted average interest rate of 3.96% at June 30, 2012 (3)	323,530	—
First mezzanine loan, interest rate of 9.00% at June 30, 2012 (3)	87,465	—
Second mezzanine loan, interest rate of 11.25% at June 30, 2012 (3)	87,520	—
Note payable, weighted average interest rate of 0.98% at December 31, 2011 (3)	—	466,319
First mezzanine note, interest rate of 3.28% at December 31, 2011 (3)	—	88,900
Second mezzanine note, interest rate of 3.53% at December 31, 2011 (3)	—	123,190
Third mezzanine note, interest rate of 3.54% at December 31, 2011 (3)	—	49,095
Fourth mezzanine note, interest rate of 4.53% at December 31, 2011 (3)	—	48,113
Senior notes, interest rate of 10.00% at June 30, 2012 and December 31, 2011 (2)	248,075	248,075
Other notes payable, uncollateralized, interest rates ranging from 0.73% to 7.00% and from 0.76% to 7.00% at June 30, 2012 and December 31, 2011, respectively (2)	9,213	9,094
Sale-leaseback obligations (2)	2,375	2,375
Capital lease obligations (2)	2,382	2,520
Guaranteed debt, interest rate of 2.67% and 2.65% at June 30, 2012 and December 31, 2011, respectively (2)	24,500	24,500
	1,792,910	2,109,581
Less: current portion of long-term debt	(26,580)	(332,905)
Less: guaranteed debt	(24,500)	(24,500)
Less: debt discount	(4,620)	(291)
Long-term debt, net	$1,737,210	$1,751,885
________________

(1)	At December 31, 2011, $61.9 million of the Company’s outstanding senior secured term loan facility was at an interest rate of 4.50%.

(2)	Represents obligations of OSI.

(3)	Represents obligations of New PRP (as defined below) at June 30, 2012 and obligations of PRP at December 31, 2011.

Bloomin’ Brands is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness as described below.

On June 14, 2007, OSI entered into senior secured credit facilities with a syndicate of institutional lenders and financial institutions.  These senior secured credit facilities provide for senior secured financing of up to $1.6 billion, consisting of a $1.3 billion term loan facility, a $150.0 million working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100.0 million pre-funded revolving credit facility that provides financing for capital expenditures only.

The senior secured term loan facility matures June 14, 2014.  At each rate adjustment, OSI has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus 0.5 of 1.0% (“Base Rate”) (3.25% at June 30, 2012 and December 31, 2011).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.31% to 0.81% and from 0.38% to 0.88% at June 30, 2012 and December 31, 2011, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the associated Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at June 30, 2012 and December 31, 2011).

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

OSI is required to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of its “annual excess cash flow” (with step-downs to 25% and 0% based upon its rent-adjusted leverage ratio), as defined in the credit agreement and subject to certain exceptions;

•
100% of its “annual minimum free cash flow,” as defined in the credit agreement, not to exceed $75.0 million for each fiscal year, if its rent-adjusted leverage ratio exceeds a certain minimum threshold;

•	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

Additionally, OSI is required, on an annual basis, to first, repay outstanding loans under the pre-funded revolving credit facility and second, fund a capital expenditure account to the extent amounts on deposit are less than $100.0 million, in both cases with 100% of OSI’s “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, OSI repaid its pre-funded revolving credit facility outstanding loan balance of $33.0 million and funded $37.6 million to its capital expenditure account using its “annual true cash flow” in April 2012.

OSI’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1.0 billion at June 30, 2012 and December 31, 2011. OSI has classified $13.1 million of its term loans as current at June 30, 2012 and December 31, 2011 due to its required quarterly payments and the results of its projected and actual covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required. The amount of outstanding term loans required to be prepaid in accordance with OSI’s debt covenants may vary based on year-end results.

Proceeds of loans and letters of credit under OSI’s $150.0 million working capital revolving credit facility, which matures June 14, 2013, provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at June 30, 2012 and December 31, 2011; however, $65.6 million and $67.6 million, respectively, of the credit facility was committed for the issuance of letters of credit and not available for borrowing. OSI’s total outstanding letters of credit issued under its working capital revolving credit facility may not exceed $75.0 million.

Proceeds of loans under OSI’s $100.0 million pre-funded revolving credit facility, which expires June 14, 2013, are available to provide financing for capital expenditures, if the capital expenditure account described above has a zero balance.  There were no loans outstanding under OSI’s pre-funded revolving credit facility as of June 30, 2012 and $33.0 million was outstanding under this facility as of December 31, 2011.  This borrowing was recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheet, as OSI is required to repay any outstanding borrowings in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement. Subsequent to the end of the second quarter of 2012, OSI borrowed $25.0 million from its pre-funded revolving credit facility.

At June 30, 2012 and December 31, 2011, OSI was in compliance with its debt covenants. See the Company’s audited financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Registration Statement for further information about OSI’s debt covenant requirements.

In March 2012, the Company refinanced the debt at PRP. Until that time, PRP had first mortgage and mezzanine notes (together, the commercial mortgage-backed securities loan, or the “CMBS Loan”) totaling $790.0 million, which were entered into on June 14, 2007. As part of the CMBS Loan, German American Capital Corporation and Bank of America,

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

N.A. et al (the “Lenders”) had a security interest in the acquired real estate and related improvements, and direct and indirect equity interests of certain of the Company’s subsidiaries. The CMBS Loan comprised a note payable and four mezzanine notes. All notes bore interest at the one-month LIBOR which was 0.28% at December 31, 2011, plus an applicable spread which ranged from 0.51% to 4.25%. Interest-only payments were made on the ninth calendar day of each month and interest accrued beginning on the fifteenth calendar day of the preceding month.

Effective March 27, 2012, New Private Restaurant Properties, LLC and two of the Company’s other indirect wholly-owned subsidiaries (collectively, “New PRP”) entered into a new commercial mortgage-backed securities loan (the “2012 CMBS Loan”) with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and was comprised of a first mortgage loan in the amount of $324.8 million, collateralized by 261 of the Company’s properties, and two mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017. The first mortgage loan has five fixed rate components and a floating rate component. The fixed rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day LIBOR rate (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.0% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum. The proceeds from the 2012 CMBS Loan, together with the proceeds from the Sale-Leaseback Transaction and excess cash held in PRP, were used to repay PRP’s existing CMBS Loan. As a result of the 2012 CMBS Loan refinancing, the net amount repaid along with scheduled maturities within one year, $281.3 million was classified as current at December 31, 2011. During the first quarter of 2012, the Company recorded a $2.9 million loss related to the extinguishment in the line item, “Loss on extinguishment of debt” in its Consolidated Statement of Operations and Comprehensive Income. The Company deferred $7.6 million of financing costs incurred to complete this transaction of which $2.2 million had been capitalized as of December 31, 2011 and the remainder was capitalized in the first quarter of 2012. These deferred financing costs are included in the line item, “Other assets, net” in its Consolidated Balance Sheets. At June 30, 2012, the outstanding balance, excluding the debt discount, on the 2012 CMBS Loan was $498.5 million.

Historically, the Company used an interest rate cap with a notional amount of $775.7 million as a method to limit the volatility of PRP’s variable-rate CMBS Loan. During the first quarter of 2012, this interest rate cap was terminated. In connection with the 2012 CMBS Loan refinancing, New PRP entered into a replacement interest rate cap instrument (“Rate Cap”) effective March 27, 2012 with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. Under the Rate Cap, if the 30-day LIBOR market rate exceeds 7.0% per annum, the counterparty must pay to New PRP such excess on the notional amount of the floating rate component. Should it be necessary, New PRP would record any mark-to-market changes in the fair value of its derivative instrument into earnings in the period of change. The Rate Cap has a term of approximately two years from the closing of the 2012 CMBS Loan. Upon the expiration or termination of the Rate Cap or the downgrade of the credit ratings of the counterparty under the Rate Cap’s specified thresholds, New PRP is required to replace the Rate Cap with a replacement interest rate cap in a notional amount equal to the outstanding principal balance (if any) of the floating rate component.

On July 25, 2012, OSI announced the commencement of a tender offer for all of its outstanding 10% senior notes due 2015, and on August 13, 2012, the remaining senior notes not tendered were called for redemption at 102.5% of the principal amount outstanding plus accrued interest, up to but not including such date of redemption (see Note 14).

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

10.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2012	2011
Accrued insurance liability	$40,542	$39,575
Unfavorable leases, net of accumulated amortization of $20,083 and $18,891 at June 30, 2012 and December 31, 2011, respectively	59,918	62,012
Partner Equity Plan obligation	81,492	77,642
Supplemental Partner Equity Plan obligation	14,926	16,235
Deferred gain on Sale-Leaseback Transaction, net of accumulated amortization of $537 at June 30, 2012	40,255	—
Other long-term liabilities	22,738	23,288
	$259,871	$218,752

11.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis

The Company invested $23.3 million and $37.7 million of its excess cash in money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, respectively, at a net value of 1:1 for each dollar invested.  The fair value of the investment in the money market funds is determined by using quoted prices for identical assets in an active market.

At December 31, 2011, the Company was highly leveraged and exposed to interest rate risk to the extent of its variable-rate debt. The Company used an interest rate cap with a notional amount of $775.7 million as a method to limit the volatility of PRP’s variable-rate commercial mortgage-backed securities loan. During the first quarter of 2012, this interest rate cap was terminated. In connection with the refinancing of the commercial mortgage-backed securities loan that was effective in March 2012, a new Rate Cap with a notional amount of $48.7 million was entered into for similar purposes (see Note 9). The interest rate caps did not have any fair market value at June 30, 2012 or December 31, 2011 and, therefore, were excluded from the applicable tables within this footnote.

The following tables present the Company’s money market funds measured at fair value on a recurring basis as of  June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	JUNE 30, 2012
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds - cash equivalents	$208	$208	$—	$—
Money market funds - restricted cash	23,084	23,084	—	—
Total recurring fair value measurements	$23,292	$23,292	$—	$—

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	DECEMBER 31, 2011
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds - cash equivalents	$30,208	$30,208	$—	$—
Money market funds - restricted cash	7,499	7,499	—	—
Total recurring fair value measurements	$37,707	$37,707	$—	$—

 Fair Value Measurements on a Nonrecurring Basis

The Company periodically evaluates long-lived assets held for use whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company analyzes historical and expected future cash flows of operating locations as well as lease terms, condition of the assets and related need for repairs and maintenance. Impairment loss is recognized to the extent that the fair value of the assets is less than the carrying value.

The following tables present losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2012 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	JUNE 30, 2012
		REMAINING FAIR VALUE			THREE MONTHS ENDED JUNE 30, 2012
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$2,075	$—	$—	$2,075	$4,654

	JUNE 30, 2012
		REMAINING FAIR VALUE			SIX MONTHS ENDED JUNE 30, 2012
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$2,933	$—	$650	$2,283	$9,088

The Company recorded $4.7 million and $9.1 million of impairment charges during the three and six months ended June 30, 2012, respectively, as a result of fair value measurement on a nonrecurring basis primarily related to certain specifically identified restaurant locations with individual store under-performance or having been designated for relocation or renovation. At the time of the impairment recognized in the second quarter of 2012, the impaired long-lived assets had $2.1 million of remaining fair value. As of June 30, 2012, there was $2.9 million remaining fair value associated with long-lived assets for which asset impairment losses were recognized during the six months ended June 30, 2012.  Impairment losses for long-lived assets held and used were recognized in the line item “Provision for impaired assets and restaurant closings” in the Consolidated Statements of Operations and Comprehensive Income.

The Company used a third-party market appraisal for the fair value of the assets included in Level 2 in the tables above and primarily used discounted cash flow models to estimate the fair value of the long-lived assets included in Level 3 in the tables above.  Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents quantitative information related to the unobservable inputs used in the Company’s Level 3 fair value measurements for the impairment loss incurred in the six months ended June 30, 2012:

UNOBSERVABLE INPUT	RANGE
Weighted-average costs of capital (1)	10.4% - 11.2%
Long-term growth rate	3.0%
Annual revenue growth rates (2)	(8.7)% - 4.3%
________________

(1)	Weighted average of the costs of capital unobservable input range for the six months ended June 30, 2012 was 10.9%.

(2)	Weighted average of the annual revenue growth rate unobservable input range for the six months ended June 30, 2012 was 2.6%.

The Company performed its annual goodwill and other indefinite-lived intangible assets impairment test during the second quarters of 2012 and 2011 and did not have any impairment charges.  The Company did not have any other material impairment charges as a result of fair value measurements on a nonrecurring basis during the three and six months ended June 30, 2011.

Interim Disclosures about Fair Value of Financial Instruments

The Company’s non-derivative financial instruments at June 30, 2012 and December 31, 2011 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The fair value of OSI’s senior secured credit facilities and senior notes is determined based on quoted market prices in inactive markets. The fair value of PRP’s and New PRP’s commercial mortgage-backed securities is based on assumptions derived from current conditions in the real estate and credit environments, changes in the underlying collateral and expectations of management.  Fair value estimates for other notes payable and guaranteed debt are derived using a discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value. Guaranteed debt fair value also includes assumptions of the probability and timing of performance under the guarantee. These inputs represent assumptions impacted by economic conditions and management expectations and may change in the future based on period-specific facts and circumstances.

The following table includes the carrying value and fair value of the Company’s financial instruments (excluding cash equivalents and restricted cash shown in the table above) at June 30, 2012 aggregated by the level in the fair value hierarchy in which those measurements fall (in thousands):

	JUNE 30, 2012
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Senior secured term loan facility (1)	$1,007,850	$—	$990,213	$—
Mortgage loan (2)	323,530	—	—	323,530
First mezzanine loan (2)	87,465	—	—	87,465
Second mezzanine loan (2)	87,520	—	—	87,520
Senior notes (1)	248,075	—	254,897	—
Other notes payable (1)	9,213	—	—	8,585
Guaranteed debt (1)	24,500	—	—	22,790
_______________

(1)	Represents obligations of OSI.

(2)	Represents obligations of New PRP.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The carrying amounts of PRP’s commercial mortgage-backed securities loan and OSI’s Other notes payable and Guaranteed debt approximated fair value at December 31, 2011. The following table includes the carrying value and fair value of OSI’s senior secured credit facilities and senior notes at December 31, 2011 (in thousands):

	DECEMBER 31, 2011
	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,014,400	$953,536
Senior secured pre-funded revolving credit facility	33,000	31,020
Senior notes	248,075	254,277

12.           Income Taxes

The effective income tax rate for the three months ended June 30, 2012 was 16.1% compared to 20.3% for the same period in 2011. This net decrease in the effective income tax rate was primarily due to the benefit of items required to be treated discretely, such as changes in domestic and foreign uncertain tax positions, offsetting the effect of the increase in the projected and actual domestic pretax book income as compared to the prior year.

The effective income tax rate for the six months ended June 30, 2012 was 18.4% compared to 17.0% for the same period in 2011. This net increase in the effective income tax rate was primarily due to the increase in the projected and actual domestic pretax book income as compared to the prior year offsetting the benefit of items required to be treated discretely, such as changes in domestic and foreign uncertain tax positions.

The effective income tax rates for the three and six months ended June 30, 2012 were lower than the combined federal and state statutory rate of 38.7% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the elimination of noncontrolling interest together being such a large percentage of projected annual pretax income. This was partially offset by an increase in the valuation allowance. The effective income tax rates for the three and six months ended June 30, 2011 were lower than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the foreign rate differential together being such a large percentage of projected annual pretax income. This was partially offset by an increase in the valuation allowance.

As of June 30, 2012 and December 31, 2011, the Company had $11.9 million and $14.0 million, respectively, of unrecognized tax benefits ($0.9 million and $1.5 million, respectively, in “Other long-term liabilities, net,” $1.0 million and $2.5 million, respectively, in “Accrued and other current liabilities” and $10.0 million in “Deferred income tax liabilities”).  Additionally, the Company accrued $2.3 million and $4.1 million of interest and penalties related to uncertain tax positions as of June 30, 2012 and December 31, 2011, respectively.  Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $12.1 million and $15.2 million, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $2.0 million to $4.0 million within the next twelve months after June 30, 2012.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2011.  The Company and its subsidiaries’ state and foreign income tax returns are also open to audit under the statute of limitations for the years ended December 31, 2000 through 2011.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

13.           Related Parties

On May 10, 2012, the Company entered into a first amendment to its management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are entities associated with Bain Capital and Catterton and the Founders. In accordance with the terms of this amendment, the management agreement terminated immediately prior to the completion of the Company’s initial public offering, and a termination fee of $8.0 million was paid to the Management Company in the third quarter of 2012, in addition to a pro-rated periodic fee.

14.           Subsequent Events

On July 25, 2012, OSI announced the commencement of a tender offer for all of its outstanding senior notes. On August 13, 2012, OSI accepted for payment $102.2 million, or 41.2%, of the aggregate principal amount of its 10% senior notes, using a portion of the net proceeds from the Company’s initial public offering. OSI paid $106.8 million for the senior notes tendered, which included $2.9 million of prepayment premium and early tender incentive fees and $1.7 million of accrued interest. Further, on August 13, 2012, the remaining senior notes were called for redemption at 102.5% of the principal amount outstanding plus accrued interest, up to but not including such date of redemption. OSI deposited the full funds for the redemption with the trustee under the indenture governing the senior notes, which was comprised of the rest of the Company’s net proceeds from its initial public offering and cash on hand, and the senior notes obligation was satisfied and discharged. The deposited funds will be used to repay in full $145.9 million of remaining outstanding senior notes plus the related prepayment premium of $3.6 million and accrued interest of $3.5 million. As a result of these transactions, the Company recorded a loss from the extinguishment of debt of $9.0 million in the third quarter of 2012, which included $2.4 million for the write-off of unamortized deferred financing fees that related to the extinguished senior notes.

Upon completion of the Company’s initial public offering, the Company recorded approximately $16.0 million of aggregate non-cash compensation expense with respect to (i) certain stock options held by its CEO that become exercisable (to the extent then vested) if following the offering, the volume-weighted average trading price of the Company’s common stock is equal to or greater than specified performance targets over a six-month period and (ii) the time vested portion of stock options containing a management call option due to the automatic termination of the call option upon completion of the offering.

Upon completion of the Company’s initial public offering, the 2012 Equity Plan was adopted, and no further awards will be made under the 2007 Equity Plan. The 2012 Equity Plan provides for grants of stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards determined by the compensation committee. The maximum number of shares of common stock available for issuance pursuant to the 2012 Equity Plan is initially 3,000,000 shares. As of the first business day of each fiscal year, commencing on January 1, 2013, the aggregate number of shares that may be issued pursuant to the 2012 Equity Plan will automatically increase by a number equal to 2% of the total number of shares then issued and outstanding. The 2012 Equity Plan provides that grants of performance awards will be made based upon, and subject to achieving, one or more performance measures over a performance period of not less than one year established by the compensation committee. Unless terminated earlier, the 2012 Equity Plan will terminate ten years from its effective date.

On September 4, 2012, the Company entered into an amended and restated employment agreement with its CEO, Elizabeth A. Smith. The agreement became effective upon execution and extends her employment until August 13, 2017 with one year automatic renewals thereafter. In accordance with the terms of the amended and restated employment agreement, Ms. Smith’s annual base salary increased by $50,000 to $975,000, and she will be eligible for additional equity award grants beginning in 2014.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes.  Unless the context otherwise indicates, as used in this report, the term the “Company,” “we,” “us,” “our” and other similar terms mean Bloomin’ Brands, Inc.

Cautionary Statement

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “feels,” “forecasts,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, the following:

(i)	The restaurant industry is a highly competitive industry with many well-established competitors;

(ii)
Challenging economic conditions may affect our liquidity by adversely impacting numerous items that include, but are not limited to: consumer confidence and discretionary spending; the availability of credit presently arranged from our revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of our third-party vendors and other service providers;

(iii)
Our ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants; our ability to obtain appropriate real estate sites at acceptable prices; our ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis; the impact of government moratoriums or approval processes, which could result in significant delays; our ability to obtain all necessary contractors and subcontractors; union activities such as picketing and hand billing that could delay construction; our ability to generate or borrow funds; our ability to negotiate suitable lease terms; the ability to recruit and train skilled management and restaurant employees; and our ability to receive the premises from the landlord’s developer without any delays;

(iv)
Our results can be impacted by changes in consumer tastes and the level of consumer acceptance of our restaurant concepts (including consumer tolerance of our prices); local, regional, national and international economic and political conditions; the seasonality of our business; demographic trends; traffic patterns and our ability to effectively respond in a timely manner to changes in traffic patterns; changes in consumer dietary habits; employee availability; the cost of advertising and media; government actions and policies; inflation or deflation; unemployment rates; interest rates; exchange rates; and increases in various costs, including construction, real estate and health insurance costs;

(v)	Weather, natural disasters and other disasters could result in construction delays and also adversely affect the results of one or more restaurants for an indeterminate amount of time;

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(vi)	Our results can be impacted by tax and other legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements;

(vii)	Minimum wage increases and mandated employee benefits could cause a significant increase in our labor costs;

(viii)
Commodities, including but not limited to, such items as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy supplies, are subject to fluctuation in price and availability and price could increase or decrease more than we expect;

(ix)	Our results can be affected by consumer reaction to public health issues;

(x)	Our results can be affected by consumer perception of food safety;

(xi)	Inability to protect customer credit and debit card data; and

(xii)
Our substantial leverage and significant restrictive covenants in our various credit facilities could adversely affect our ability to raise additional capital to fund our operations, limit our ability to make capital expenditures to invest in new or renovate restaurants, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk in connection with our variable-rate debt.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

In light of these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of June 30, 2012, we owned and operated 1,253 restaurants and had 197 restaurants operating under a franchise or joint venture arrangement across 49 states and 21 countries and territories internationally. We have five founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Our concepts seek to provide a compelling customer experience combining great food, attentive service and lively and contemporary ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment. Each of our concepts maintains a unique, founder-inspired brand identity and entrepreneurial culture, while leveraging our scale and enhanced operating model. We consider Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar to be our core concepts.
The restaurant industry is a highly competitive and fragmented industry and is sensitive to changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies and fluctuations in prices of commodities, including beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies. The pace of new unit growth has slowed in the casual dining category over the last few years. Given this dynamic, companies tend to be more focused on increasing market share and comparable restaurant sales growth. Competitive pressure for market share, inflation, foreign currency exchange rates and other market conditions have had and could continue to have an adverse impact on our business.
Our industry is characterized by high initial capital investment, coupled with high labor costs, and chain restaurants have been increasingly taking share from independent restaurants over the past several years. We believe that this trend will continue due to increasing barriers that may prevent independent restaurants and/or start-up chains from building scale operations, including menu labeling, burdensome labor regulations and healthcare reforms that will be enforced once chains grow past a certain number of restaurants or number of employees. The combination of these factors underscores our initiative to drive increased sales at existing restaurants in order to raise margins and profits, because the incremental contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a restaurant is relatively high.  Historically, we have not focused on growth in the number of restaurants just to generate additional sales. Our expansion and operating strategies have balanced investment and operating cost considerations in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.
In 2010, we launched a new strategic plan and operating model, added experienced executives to our management team and adapted practices from the consumer products and retail industries to complement our restaurant acumen and enhance our brand management, analytics and innovation. This new model keeps the customer at the center of our decision-making and focuses on continuous innovation and productivity to drive sustainable sales and profit growth. As a result of these initiatives, we are recommitted to new unit development after curtailing expansion from 2009 to 2011. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2011 and the first half of 2012, we continued to balance near-term growth in share gains with investments to achieve sustainable growth. For the remainder of 2012, our key growth strategies, which are enabled by continued improvements in infrastructure and organizational effectiveness, are:

•
Grow Comparable Restaurant Sales. We plan to continue our efforts to remodel our Outback Steakhouse and Carrabba’s Italian Grill restaurants, use limited-time offers and multimedia marketing campaigns to drive traffic, grow beyond our traditional weekend dinner traffic and introduce innovative menu items that match evolving consumer preferences.

•
Pursue New Domestic and International Development With Strong Unit Level Economics. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally. We added significant resources in site selection, construction and design in 2010 and 2011 to support the opening of new restaurants. We expect to open 30 or more restaurants in 2012 and increase the pace thereafter.

•	Drive Margin Improvement. We believe we have the opportunity to increase our margins through cost reductions in labor, food cost, supply chain and restaurant facilities.

Key Performance Indicators

Key measures that we use in evaluating our restaurants and assessing our business include the following:

•	Average restaurant unit volumes - average sales per restaurant to measure changes in customer traffic, pricing and development of the brand;

•	System-wide sales - total restaurant sales volume for all Company-owned, franchise and unconsolidated joint venture restaurants, regardless of ownership, to interpret the overall health of our brands;

•
Comparable restaurant sales - year-over-year comparison of sales volumes for domestic, Company-owned restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants; and

•	Customer satisfaction scores - measurement of our customers’ experiences in a variety of key attributes.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations and Comprehensive Income bear to Total revenues or Restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
Revenues
Restaurant sales	98.9%	99.0%	99.0%	99.1%
Other revenues	1.1	1.0	1.0	0.9
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.5	32.2	32.3	32.1
Labor and other related (1)	28.0	29.1	28.0	28.8
Other restaurant operating (1)	23.8	23.8	22.3	22.6
Depreciation and amortization	4.0	4.0	3.8	3.9
General and administrative	7.4	7.3	7.3	6.7
Provision for impaired assets and restaurant closings	0.5	0.4	0.4	0.2
Income from operations of unconsolidated affiliates	(0.2)	(0.2)	(0.2)	(0.3)
Total costs and expenses	95.0	95.7	93.2	93.3
Income from operations	5.0	4.3	6.8	6.7
Loss on extinguishment of debt	—	—	(0.1)	—
Other (expense) income, net	(*)	0.1	(*)	*
Interest expense, net	(2.5)	(2.2)	(2.2)	(2.1)
Income before provision for income taxes	2.5	2.2	4.5	4.6
Provision for income taxes	0.4	0.5	0.8	0.8
Net income	2.1	1.7	3.7	3.8
Less: net income attributable to noncontrolling interests	0.3	0.2	0.4	0.3
Net income attributable to Bloomin’ Brands, Inc.	1.8%	1.5%	3.3%	3.5%

Net income	2.1	1.7	3.7	3.8
Other comprehensive income:
Foreign currency translation adjustment	(0.7)	0.4	(0.2)	0.4
Comprehensive income	1.4	2.1	3.5	4.2
Less: comprehensive income attributable to noncontrolling interests	0.3	0.2	0.4	0.3
Comprehensive income attributable to Bloomin’ Brands, Inc.	1.1%	1.9%	3.1%	3.9%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	JUNE 30,
	2012	2011
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	669	670
Company-owned - international	113	120
Franchised - domestic	106	107
Franchised and development joint venture - international	83	68
Total	971	965
Carrabba’s Italian Grill
Company-owned	230	231
Franchised	1	1
Total	231	232
Bonefish Grill
Company-owned	155	145
Franchised	7	7
Total	162	152
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	64	64
Roy’s
Company-owned	22	22
System-wide total	1,450	1,435

We operate restaurants under brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods, and as a result, aggregate our operating segments into a single reporting segment.

SYSTEM-WIDE SALES

System-wide sales increased 3.1% and 4.8% for the three and six months ended June 30, 2012 as compared with the corresponding periods in 2011.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  System-wide sales comprises sales of Company-owned restaurants and sales of franchised and unconsolidated joint venture restaurants.  The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
COMPANY-OWNED RESTAURANT SALES (in millions):
Outback Steakhouse
Domestic	$526	$514	$1,086	$1,046
International	65	70	148	153
Total	591	584	1,234	1,199
Carrabba’s Italian Grill	173	172	360	352
Bonefish Grill	124	113	251	227
Fleming’s Prime Steakhouse and Wine Bar	61	57	128	120
Other	21	20	42	41
Total Company-owned restaurant sales	$970	$946	$2,015	$1,939

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information presents the second component of system-wide sales, which is sales of franchised and unconsolidated joint venture restaurants.  These are restaurants that are not consolidated and from which we only receive a franchise royalty or a portion of their total income.  Management believes that franchise and unconsolidated joint venture sales information is useful in analyzing our revenues because franchisees and affiliates pay royalties and/or service fees that generally are based on a percentage of sales.  Management also uses this information to make decisions about future plans for the development of additional restaurants and new concepts as well as evaluation of current operations.

The following do not represent our sales and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant concepts.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
FRANCHISE AND UNCONSOLIDATED JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$78	$77	$160	$157
International	86	76	173	145
Total	164	153	333	302
Carrabba’s Italian Grill	1	1	2	2
Bonefish Grill	4	5	9	9
Total franchise and unconsolidated joint venture sales (1)	$169	$159	$344	$313
Income from franchise and unconsolidated joint ventures (2)	$10	$9	$21	$19
__________________

(1)	Franchise and unconsolidated joint venture sales are not included in revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive Income in the line items “Other revenues” and “Income from operations of unconsolidated affiliates,” respectively.

REVENUES

Restaurant sales

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
(dollars in millions):	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Restaurant sales	$970.0	$946.0	$24.0	2.5%	$2,015.5	$1,939.1	$76.4	3.9%

The increase in restaurant sales in the three months ended June 30, 2012 as compared to the same period in 2011 was primarily attributable to (i) a $22.1 million increase in comparable restaurant sales at our existing restaurants (including a 2.4% combined comparable restaurant sales increase in the second quarter of 2012 at our core domestic concepts) which was primarily due to increases in customer traffic and general menu prices and (ii) a $10.5 million increase in sales from fifteen restaurants not included in our comparable restaurant sales base. The increase in customer traffic was primarily a result of promotions throughout our concepts, innovations in our menu, service and operations, weekend lunch expansions in our Outback Steakhouse and Carrabba’s Italian Grill concepts and renovations at additional Outback Steakhouse locations. The increase in restaurant sales in the three months ended June 30, 2012 as compared to the same period in 2011 was partially offset by a $6.5 million decrease from the sale (and franchise conversion) of nine of our Company-owned Outback Steakhouse restaurants in Japan in October 2011 and a $2.1 million decrease from the closing of four restaurants since June 30, 2011.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in restaurant sales in the six months ended June 30, 2012 as compared to the same period in 2011 was primarily attributable to (i) a $76.3 million increase in comparable restaurant sales at our existing restaurants (including a 3.8% combined comparable restaurant sales increase in the first half of 2012 at our core domestic concepts) which was primarily due to increases in customer traffic and general menu prices and (ii) a $17.4 million increase in sales from sixteen restaurants not included in our comparable restaurant sales base. The increase in customer traffic was primarily a result of promotions throughout our concepts, innovations in our menu, service and operations, mild winter weather conditions, the additional day in February due to Leap Year, weekend lunch expansions in our Outback Steakhouse and Carrabba’s Italian Grill concepts and renovations at additional Outback Steakhouse locations. The increase in restaurant sales in the six months ended June 30, 2012 as compared to the same period in 2011 was partially offset by a $12.4 million decrease from the sale (and franchise conversion) of nine of our Company-owned Outback Steakhouse restaurants in Japan in October 2011 and a $4.9 million decrease from the closing of four restaurants since June 30, 2011.

The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for our core brands:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
Average restaurant unit volumes (weekly):
Outback Steakhouse	$60,556	$59,088	$62,480	$60,429
Carrabba’s Italian Grill	$57,979	$57,033	$60,245	$58,720
Bonefish Grill	$62,417	$60,031	$63,634	$60,501
Fleming’s Prime Steakhouse and Wine Bar	$73,136	$68,362	$76,824	$72,742
Operating weeks:
Outback Steakhouse	8,697	8,710	17,394	17,324
Carrabba’s Italian Grill	2,990	3,011	5,981	5,994
Bonefish Grill	1,985	1,885	3,943	3,749
Fleming’s Prime Steakhouse and Wine Bar	832	832	1,664	1,655
Year over year percentage change:
Menu price increases: (1)
Outback Steakhouse	2.1%	1.5%	2.1%	1.6%
Carrabba’s Italian Grill	2.0%	1.8%	2.2%	1.5%
Bonefish Grill	2.2%	1.8%	2.5%	1.4%
Fleming’s Prime Steakhouse and Wine Bar	2.2%	2.8%	2.3%	2.4%
Comparable restaurant sales (stores open 18 months or more):
Outback Steakhouse	2.3%	1.8%	3.8%	3.1%
Carrabba’s Italian Grill	1.5%	4.8%	2.9%	4.4%
Bonefish Grill	2.1%	10.2%	4.2%	9.8%
Fleming’s Prime Steakhouse and Wine Bar	6.8%	9.9%	6.1%	10.7%
Combined (concepts above)	2.4%	4.0%	3.8%	4.7%
__________________
(1)           The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES

Cost of sales

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in millions):	2012	2011	Change	2012	2011	Change
Cost of sales	$315.5	$305.0		$651.3	$622.8
% of Restaurant sales	32.5%	32.2%	0.3%	32.3%	32.1%	0.2%

Cost of sales, consisting of food and beverage costs, increased as a percentage of restaurant sales in the three months ended June 30, 2012 as compared to the same period in 2011.  The increase as a percentage of restaurant sales was primarily 1.5% from increases in beef, seafood, and other commodity costs and 0.4% from changes in our liquor, beer and wine mix and product mix. The increase was partially offset by decreases as a percentage of restaurant sales of 0.9% from the impact of certain cost savings initiatives and 0.6% from menu price increases.

The increase as a percentage of restaurant sales in the six months ended June 30, 2012 as compared to the same period in 2011 was primarily 1.4% from increases in beef, seafood, and other commodity costs and 0.5% from changes in our liquor, beer and wine mix and product mix. The increase was partially offset by decreases as a percentage of restaurant sales of 0.9% from the impact of certain cost savings initiatives and 0.6% from menu price increases.

Labor and other related expenses

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in millions):	2012	2011	Change	2012	2011	Change
Labor and other related	$271.4	$275.3		$564.9	$558.1
% of Restaurant sales	28.0%	29.1%	(1.1)%	28.0%	28.8%	(0.8)%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (“PEP”) and Partner Ownership Account (“POA”), and other incentive compensation expenses.  Labor and other related expenses decreased as a percentage of restaurant sales in the three months ended June 30, 2012 as compared to the same period in 2011.  The decrease as a percentage of restaurant sales was primarily attributable to the following: (i) 0.6% from higher average unit volumes at our restaurants, (ii) 0.5% from a settlement of an IRS assessment of employment taxes in the second quarter of 2011, (iii) 0.5% from the impact of certain cost savings initiatives and (iv) 0.2% from a decrease in PEP and other deferred compensation participant investment account obligations. The decrease was partially offset by increases as a percentage of restaurant sales of the following: (i) 0.3% from higher kitchen and service labor costs, (ii) 0.2% from higher field management labor and bonus expenses and (iii) 0.2% from increases in health insurance costs.

The decrease as a percentage of restaurant sales in the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to the following: (i) 0.7% from higher average unit volumes at our restaurants, (ii) 0.5% from the impact of certain cost savings initiatives and (iii) 0.2% from a settlement of an IRS assessment of employment taxes in the second quarter of 2011. The decrease was partially offset by increases as a percentage of restaurant sales of the following: (i) 0.2% from higher kitchen and service labor costs, (ii) 0.2% from higher field management labor, distribution and bonus expenses and (iii) 0.1% from increases in health insurance costs.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other restaurant operating expenses

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in millions):	2012	2011	Change	2012	2011	Change
Other restaurant operating	$230.9	$224.7		$449.8	$438.8
% of Restaurant sales	23.8%	23.8%	—%	22.3%	22.6%	(0.3)%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  As a percentage of restaurant sales in the three months ended June 30, 2012 as compared to the same period in 2011, other restaurant operating expenses were consistent. Increases as a percentage of restaurant sales during the three-month period were primarily due to the following: (i) 0.5% of higher restaurant occupancy costs as a result of the Sale-Leaseback Transaction, (ii) 0.3% in higher advertising costs and (iii) 0.2% in general liability insurance expense. The increases were offset by decreases as a percentage of restaurant sales primarily attributable to the following: (i) 0.4% from higher average unit volumes at our restaurants, (ii) 0.3% from certain cost savings initiatives and (iii) 0.2% from decreases in restaurant operating supplies expenses.

The decrease as a percentage of restaurant sales in the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to 0.6% from higher average unit volumes at our restaurants and 0.3% from certain cost savings initiatives. The decrease was partially offset by increases as a percentage of restaurant sales primarily attributable to the following: (i) 0.2% of general liability insurance expense, (ii) 0.2% of higher restaurant occupancy costs as a result of the Sale-Leaseback Transaction and (iii) 0.1% in increased advertising expenses.

General and administrative

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(in millions):	2012	2011	Change	2012	2011	Change
General and administrative	$72.2	$69.5	$2.7	$148.2	$131.1	$17.1

General and administrative costs increased in the three months ended June 30, 2012 as compared to the same period in 2011 primarily due to the following: (i) $2.9 million of increased general and administrative costs associated with field support, managers-in-training and field compensation and bonus expense, (ii) $1.5 million of additional corporate compensation, payroll taxes and benefits primarily as a result of increasing our resources in consumer insights, research and development, productivity and human resources and (iii) a $1.2 million net decrease in the cash surrender value of life insurance investments.  The increase was partially offset by the following: (i) a $1.8 million decrease in bonus expenses, (ii) $0.5 million of deferred gain recognized on the Sale-Leaseback Transaction and (iii) $0.5 million in lower information technology expense.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative costs increased in the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to the following: (i) $7.4 million of additional legal and other professional fees mainly resulting from amendment and restatement of a lease between OSI and PRP, (ii) $6.0 million of increased general and administrative costs associated with field support, managers-in-training and field compensation and bonus expense, (iii) $4.1 million of additional corporate compensation, payroll taxes, benefits and business travel expenses primarily as a result of increasing our resources in consumer insights, research and development, productivity and human resources, (iv) a $1.0 million increase in severance expense, (v) $0.9 million of increased corporate occupancy costs primarily as a result of our amended home office lease and (vi) $0.6 million of higher information technology expense.
This increase was partially offset by a $2.1 million decrease in bonus expenses and $0.8 million in certain cost savings initiatives.

Provision for impaired assets and restaurant closings

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(in millions):	2012	2011	Change	2012	2011	Change
Provision for impaired assets and restaurant closings	$4.7	$3.7	$1.0	$9.1	$3.9	$5.2

Restaurant impairment charges primarily resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, mainly due to declining future cash flows from lower projected sales at existing locations and locations identified for relocation or renovation. See “Fair Value Measurements” included in “Liquidity and Capital Resources” for additional information.

Income from operations

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in millions):	2012	2011	Change	2012	2011	Change
Income from operations	$48.7	$40.8		$139.1	$131.4
% of Total revenues	5.0%	4.3%	0.7%	6.8%	6.7%	0.1%

Income from operations increased in the three and six months ended June 30, 2012 as compared to the same period in 2011 primarily as a result of increases of 8.0% and 9.4%, respectively, in operating margins at the restaurant level and higher average unit volumes at our restaurants. Operating margins are calculated as restaurant sales after deduction of the main restaurant-level operating costs (comprised of cost of sales, labor and other related costs and other restaurant operating expenses). This increase was partially offset by increased expenses in General and administrative costs and Provision for impaired assets and restaurant closings as discussed above.

Loss on extinguishment of debt

During the first quarter of 2012, we recorded a $2.9 million loss related to the extinguishment of the CMBS Loan in connection with the refinancing. See “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for income taxes

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2012	2011	Change	2012	2011	Change
Effective income tax rate	16.1%	20.3%	(4.2)%	18.4%	17.0%	1.4%

The net decreases in the effective income tax rates in the three and six months ended June 30, 2012 as compared to the same periods in the prior year were primarily due to the benefit of items required to be treated discretely, such as changes in domestic and foreign uncertain tax positions, offsetting the effect of the increase in the projected and actual domestic pretax book income as compared to the prior year.

The effective income tax rates for the three and six months ended June 30, 2012 were lower than the combined federal and state statutory rate of 38.7% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the elimination of noncontrolling interest together being such a large percentage of projected annual pretax income. This was partially offset by an increase in the valuation allowance. The effective income tax rates for the three and six months ended June 30, 2011 were lower than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the foreign rate differential together being such a large percentage of projected annual pretax income. This was partially offset by an increase in the valuation allowance.

Liquidity and Capital Resources

During 2011, we experienced a strengthening of trends in consumer traffic and increases in comparable restaurant sales, operating cash flows and operating income. Our comparable restaurant sales and operating income continued to increase during the first half of 2012.  However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.  We have continued to implement various cost-savings initiatives, including food cost decreases through waste reduction and supply chain and labor efficiency initiatives.  We developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.

As of June 30, 2012, we had approximately $84.4 million in available unused borrowing capacity under OSI’s working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $65.6 million) and $100.0 million in available unused borrowing capacity under OSI’s pre-funded revolving credit facility that provides financing for capital expenditures only (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

On July 25, 2012, OSI announced the commencement of a tender offer for all of its outstanding senior notes. On August 13, 2012, OSI accepted for payment $102.2 million, or 41.2%, of the aggregate principal amount of its 10% senior notes using a portion of the net proceeds from our initial public offering. OSI paid $106.8 million for the senior notes tendered, which included $2.9 million of prepayment premium and early tender incentive fees and $1.7 million of accrued interest. Further, on August 13, 2012, the remaining senior notes were called for redemption at 102.5% of the principal amount outstanding plus accrued interest, up to but not including such date of redemption. OSI deposited the full funds for the redemption with the trustee under the indenture governing the senior notes, which was comprised of the rest of our net proceeds from its initial public offering and cash on hand, and the senior notes obligation was satisfied and discharged. The deposited funds will be used to repay in full $145.9 million of remaining outstanding senior notes plus the related prepayment premium of $3.6 million and accrued interest of $3.5 million. As a result of these transactions, we recorded a loss from the extinguishment of debt of $9.0 million in the third quarter of 2012, which included $2.4 million for the write-off of unamortized deferred financing fees that related to the extinguished senior notes.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund normal debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully. At June 30, 2012, we were in compliance with our covenants.

SUMMARY OF CASH FLOWS

We require capital primarily for principal and interest payments on our debt, prepayment requirements under our term loan facility (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), obligations related to our deferred compensation plans, the development of new restaurants, remodeling older restaurants, investments in technology and acquisitions of franchisees and joint venture partners.

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2012	2011
Net cash provided by operating activities	$57,704	$101,747
Net cash provided by (used in) investing activities	95,004	(71,541)
Net cash used in financing activities	(354,987)	(117,427)
Effect of exchange rate changes on cash and cash equivalents	149	2,062
Net decrease in cash and cash equivalents	$(202,130)	$(85,159)

Operating activities

Net cash provided by operating activities decreased in the six months ended June 30, 2012 as compared to the same period in 2011 primarily as a result of decreases in the changes in accounts payable and accrued expenses mainly due to timing of trade payable and payroll payments and the acceleration of payments prior to the end of 2010 and an increase in gift card redemptions in the first half of 2012 as compared to the first half of 2011.  The decrease in net cash provided by operating activities was partially offset by an increase in cash generated from restaurant operations due to increases in comparable restaurant sales and a decrease in the change in other current assets primarily due to timing of collections of holiday gift card sales from third-party vendors.

Investing activities

Net cash provided by investing activities during the six months ended June 30, 2012 consisted primarily of proceeds from the Sale-Leaseback Transaction of $192.9 million and was offset by capital expenditures of $79.7 million and the $19.4 million net difference in restricted cash for capital expenditures, property taxes and certain deferred compensation plans. Net cash used in investing activities during the six months ended June 30, 2011 consisted primarily of capital expenditures of $49.2 million and the $24.8 million net difference in restricted cash for capital expenditures, property taxes and certain deferred compensation plans.

We estimate that our capital expenditures will total between approximately $200.0 million and $220.0 million in 2012. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout 2012.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing activities

Net cash used in financing activities during the six months ended June 30, 2012 was primarily attributable to the following: (i) extinguishment of debt of $777.6 million, (ii) repayments of long-term debt and borrowings on revolving credit facilities of $45.2 million, (iii) repayments of partner deposits and accrued partner obligations of $15.3 million and (iv) distributions to noncontrolling interests of $8.4 million.  This was partially offset by proceeds from the issuance of long-term debt of $495.2 million. Net cash used in financing activities during the six months ended June 30, 2011 was primarily attributable to the following: (i) repayments of long-term debt and borrowings on revolving credit facilities of $87.7 million, (ii) repayments of partner deposits and accrued partner obligations of $21.2 million and (iii) distributions to noncontrolling interests of $7.6 million.

FINANCIAL CONDITION

Current assets decreased to $492.8 million at June 30, 2012 as compared with $708.3 million at December 31, 2011. This decrease was primarily due to a $197.9 million net decrease in Cash and cash equivalents (see “Summary of Cash Flows” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and the Current portion of restricted cash and a $18.6 million decrease in Other current assets primarily due to a decrease in third-party gift card receivables as a result of seasonality in gift card sales.

Current liabilities decreased to $540.0 million at June 30, 2012 as compared with $956.4 million at December 31, 2011 primarily due to the following: (i) a $306.3 million decrease in the Current portion of long-term debt (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), (ii) a $106.1 million decrease in Unearned revenue as a result of the seasonal pattern of gift card and promotional sales and redemptions and (iii) a $35.2 million decrease in Accrued and other current liabilities mainly from a decrease in accrued payroll and other compensation for the 2011 related compensation paid in March 2012. This decrease was partially offset by a $24.5 million reclassification of guaranteed debt from long-term to current based on the April 2013 maturity of the uncollateralized line of credit of RY-8, our joint venture partner, that OSI guarantees.

Working capital (deficit) totaled ($47.2) million and ($248.1) million at June 30, 2012 and December 31, 2011, respectively, and included Unearned revenue from unredeemed gift cards of $193.5 million and $299.6 million at June 30, 2012 and December 31, 2011, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and for capital expenditures.

TRANSACTIONS

Effective March 14, 2012, we entered into the Sale-Leaseback Transaction with two third-party real estate institutional investors in which we sold 67 restaurant properties at fair market value for net proceeds of $192.9 million.  We then simultaneously leased these properties back under nine master leases (collectively, the “REIT Master Leases”).  The initial term of the REIT Master Leases are 20 years with four five-year renewal options.  One renewal period is at a fixed rental amount and the last three renewal periods are generally based at then-current fair market values.  The sale at fair market value and subsequent leaseback qualified for sale-leaseback accounting treatment, and the REIT Master Leases are classified as operating leases. We deferred the recognition of the $42.9 million gain on the sale of certain of the properties primarily in the line item “Other long-term liabilities, net” in our Consolidated Balance Sheet as of March 31, 2012, which is amortized over the initial term of the lease. In accordance with the applicable accounting guidance, the 67 restaurant properties were not classified as held for sale at December 31, 2011 since we leased back the properties.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 10, 2012, we entered into a first amendment to our management agreement with the Management Company, whose members are entities associated with Bain Capital and Catterton and the Founders. In accordance with the terms of this amendment, the management agreement terminated immediately prior to the completion of our initial public offering, and a termination fee of $8.0 million was paid to the Management Company in the third quarter of 2012, in addition to a pro-rated periodic fee.
On May 10, 2012, the retention bonus and the incentive bonus agreements with our CEO were amended. In accordance with the terms of this amendment to the bonus agreements, the remaining payments under each agreement were accelerated to a single lump sum payment of $22.4 million as a result of the completion of our initial public offering and was paid in the third quarter of 2012. We recorded $18.1 million for the accelerated bonus expense in the line item “General and administrative” in our Consolidated Statement of Operations and Comprehensive Income for the three months ended September 30, 2012.

Upon completion of our initial public offering, we recorded approximately $16.0 million of aggregate non-cash compensation expense with respect to (i) certain stock options held by our CEO that become exercisable (to the extent then vested) if following the offering, the volume-weighted average trading price of our common stock is equal to or greater than specified performance targets over a six-month period and (ii) the time vested portion of stock options containing a management call option due to the automatic termination of the call option upon completion of the offering. Additionally, we expect to record an additional $19.7 million in stock-based compensation expense through 2017 related to the portion of these same stock options that will continue to vest following the offering. These amounts are only for the stock options described in (i) and (ii) above and are in addition to stock-based compensation expense we will recognize related to other outstanding equity awards and other equity awards that may be granted in the future. See “—Critical Accounting Policies and Estimates—Stock-Based Compensation” in our Registration Statement for a further description of the call option.

CREDIT FACILITIES AND OTHER INDEBTEDNESS

We are a holding company and conduct our operations through our subsidiaries, certain of which have incurred their own indebtedness as described below.

On June 14, 2007, OSI entered into senior secured credit facilities with a syndicate of institutional lenders and financial institutions.  These senior secured credit facilities provide for senior secured financing of up to $1.6 billion, consisting of a $1.3 billion term loan facility, a $150.0 million working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100.0 million pre-funded revolving credit facility that provides financing for capital expenditures only.

The senior secured term loan facility matures June 14, 2014.  At each rate adjustment, OSI has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus 0.5 of 1.0% (3.25% at June 30, 2012 and December 31, 2011).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (ranging from 0.31% to 0.81% and from 0.38% to 0.88% at June 30, 2012 and December 31, 2011, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the associated Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at June 30, 2012 and December 31, 2011).

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OSI is required to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of its “annual excess cash flow” (with step-downs to 25% and 0% based upon its rent-adjusted leverage ratio), as defined in the credit agreement and subject to certain exceptions;

•
100% of its “annual minimum free cash flow,” as defined in the credit agreement, not to exceed $75.0 million for each fiscal year, if its rent-adjusted leverage ratio exceeds a certain minimum threshold;

•	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

Additionally, OSI is required, on an annual basis, to first, repay outstanding loans under the pre-funded revolving credit facility and second, fund a capital expenditure account to the extent amounts on deposit are less than $100.0 million, in both cases with 100% of its “annual true cash flow,” as defined in the credit agreement. In accordance with these requirements, OSI repaid its pre-funded revolving credit facility outstanding loan balance of $33.0 million and funded $37.6 million to its capital expenditure account using its “annual true cash flow” in April 2012.

OSI’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1.0 billion at June 30, 2012 and December 31, 2011. OSI classified $13.1 million of its term loans as current at June 30, 2012 and December 31, 2011 due to its required quarterly payments and the results of its projected and actual covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required. The amount of outstanding term loans required to be prepaid in accordance with OSI’s debt covenants may vary based on year-end results.

Proceeds of loans and letters of credit under OSI’s $150.0 million working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at June 30, 2012 and December 31, 2011; however, $65.6 million and $67.6 million, respectively, of the credit facility was committed for the issuance of letters of credit and not available for borrowing.  OSI may have to extend additional letters of credit in the future.  If the need for letters of credit exceeds the $75.0 million maximum permitted by OSI’s working capital revolving credit facility, OSI may have to use cash to fulfill its collateral requirements.

Proceeds of loans under OSI’s $100.0 million pre-funded revolving credit facility, which expires on June 14, 2013, are available to provide financing for capital expenditures, if the capital expenditure account described above has a zero balance.  There were no loans outstanding under OSI’s pre-funded revolving credit facility as of June 30, 2012 and $33.0 million was outstanding under this facility as of December 31, 2011.  This borrowing was recorded in “Current portion of long-term debt” in our Consolidated Balance Sheet, as OSI is required to repay any outstanding borrowings in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement. In August 2012, OSI borrowed $25.0 million from its pre-funded revolving credit facility.

At June 30, 2012 and December 31, 2011, OSI was in compliance with its debt covenants. See our audited financial statements and notes thereto for the year ended December 31, 2011 included in our Registration Statement for further information about OSI’s debt covenant requirements.

In March 2012, we refinanced the debt at PRP. Until that time, PRP had first mortgage and mezzanine notes (together, the commercial mortgage-backed securities loan, or the “CMBS Loan”) totaling $790.0 million, which were entered into on June 14, 2007. As part of the CMBS Loan, German American Capital Corporation and Bank of America, N.A. et al (the “Lenders”) had a security interest in the acquired real estate and related improvements, and direct and indirect

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

equity interests of certain of our subsidiaries. The CMBS Loan comprised a note payable and four mezzanine notes. All notes bore interest at the one-month LIBOR which was 0.28% at December 31, 2011, plus an applicable spread which ranged from 0.51% to 4.25%. Interest-only payments were made on the ninth calendar day of each month and interest accrued beginning on the fifteenth calendar day of the preceding month.

Effective March 27, 2012, New PRP entered into a new commercial mortgage-backed securities loan (the “2012 CMBS Loan”) with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and was comprised of a first mortgage loan in the amount of $324.8 million, collateralized by 261 of our properties, and two mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017. The first mortgage loan has five fixed rate components and a floating rate component. The fixed rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day LIBOR rate (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.0% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum. The proceeds from the 2012 CMBS Loan, together with the proceeds from the Sale-Leaseback Transaction and excess cash held in PRP, were used to repay PRP’s existing CMBS Loan. As a result of the 2012 CMBS Loan refinancing, the net amount repaid along with scheduled maturities within one year, $281.3 million was classified as current at December 31, 2011. During the first quarter of 2012, we recorded a $2.9 million loss related to the extinguishment in the line item, “Loss on extinguishment of debt” in our Consolidated Statement of Operations and Comprehensive Income. We deferred $7.6 million of financing costs incurred to complete this transaction of which $2.2 million had been capitalized as of December 31, 2011 and the remainder was capitalized in the first quarter of 2012. These deferred financing costs are included in the line item, “Other assets, net” in our Consolidated Balance Sheets. At June 30, 2012, the outstanding balance, excluding the debt discount, on the 2012 CMBS Loan was $498.5 million.

Historically, we used an interest rate cap with a notional amount of $775.7 million as a method to limit the volatility of PRP’s variable-rate CMBS Loan. During the first quarter of 2012, this interest rate cap was terminated. In connection with the 2012 CMBS Loan refinancing, New PRP entered into a replacement interest rate cap instrument (“Rate Cap”) effective March 27, 2012 with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. Under the Rate Cap, if the 30-day LIBOR market rate exceeds 7.0% per annum, the counterparty must pay to New PRP such excess on the notional amount of the floating rate component. Should it be necessary, New PRP would record any mark-to-market changes in the fair value of its derivative instrument into earnings in the period of change. The Rate Cap has a term of approximately 2 years from the closing of the 2012 CMBS Loan. Upon the expiration or termination of the Rate Cap or the downgrade of the credit ratings of the counterparty under the Rate Cap’s specified thresholds, New PRP is required to replace the Rate Cap with a replacement interest rate cap in a notional amount equal to the outstanding principal balance (if any) of the floating rate component.

On June 14, 2007, OSI issued senior notes in an original aggregate principal amount of $550.0 million under an indenture among OSI, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and each of OSI’s current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse and Carrabba’s Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”).  The senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at June 30, 2012 and December 31, 2011 was $248.1 million.

On July 25, 2012, OSI announced the commencement of a tender offer for all of its outstanding senior notes, and on August 13, 2012, the remaining senior notes not tendered were called for redemption at 102.5% of the principal amount outstanding plus accrued interest, up to but not including such date of redemption (see “Liquidity and Capital Resources” introduction included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

During the second quarter of 2012, we performed our annual assessment for impairment of goodwill and other indefinite-lived intangible assets.  Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  We also used the discounted cash flow method to determine the fair value of our indefinite-lived intangible assets.  We did not record any goodwill or indefinite-lived intangible asset impairment charges as a result of this assessment and determined that none of our reporting units are at risk for material goodwill impairment.

FAIR VALUE MEASUREMENTS

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date (exit price) and is a market-based measurement, not an entity-specific measurement. To measure fair value, we incorporate assumptions that market participants would use in pricing the asset or liability, and utilize market data to the maximum extent possible.  Measurement of fair value incorporates nonperformance risk (i.e., the risk that an obligation will not be fulfilled). In measuring fair value, we reflect the impact of our own credit risk on our liabilities, as well as any collateral. We also consider the credit standing of our counterparties in measuring the fair value of our assets.

At December 31, 2011, we were highly leveraged and exposed to interest rate risk to the extent of our variable-rate debt. We used an interest rate cap with a notional amount of $775.7 million as a method to limit the volatility of PRP’s variable-rate CMBS Loan. During the first quarter of 2012, this interest rate cap was terminated. In connection with the 2012 CMBS Loan refinancing that was effective in March 2012, a Rate Cap with a notional amount of $48.7 million was entered into for similar purposes (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The interest rate caps did not have any fair market value at June 30, 2012 and December 31, 2011.

We invested $23.3 million and $37.7 million, respectively, of our excess cash in money market funds classified as Cash and cash equivalents or restricted cash in our Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 at a net value of 1:1 for each dollar invested. The fair value of the investment in the money market funds is determined by using quoted prices for identical assets in an active market. As a result, we have determined that the inputs used to value this investment fall within Level 1 of the fair value hierarchy.

We recorded $4.7 million and $9.1 million of impairment charges during the three and six months ended June 30, 2012, respectively, as a result of fair value measurement on a nonrecurring basis primarily related to certain specifically identified restaurant locations with individual store under-performance or having been designated for relocation or renovation.  At the time of the impairment recognized in the second quarter of 2012, the impaired long-lived assets had $2.1 million of remaining fair value. As of June 30, 2012, there was $2.9 million of remaining fair value associated with long-lived assets for which asset impairment losses were recognized during the six months ended June 30, 2012. Impairment losses for long-lived assets held and used were recognized in the line item “Provision for impaired assets and restaurant closings” in our Consolidated Statements of Operations and Comprehensive Income.

We used a third-party market appraisal for the fair value of the assets included in Level 2 and an internal market analysis or discounted cash flow model to estimate the fair value of the long-lived assets included in Level 3.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, we have determined that the majority of the inputs used to value our long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents quantitative information related to the unobservable inputs used in our Level 3 fair value measurements for the impairment loss incurred in the six months ended June 30, 2012:

UNOBSERVABLE INPUT	RANGE
Weighted-average costs of capital (1)	10.4% - 11.2%
Long-term growth rate	3.0%
Annual revenue growth rates (2)	(8.7)% - 4.3%
________________

(1)	Weighted average of the costs of capital unobservable input range for the six months ended June 30, 2012 was 10.9%.

(2)	Weighted average of the annual revenue growth rate unobservable input range for the six months ended June 30, 2012 was 2.6%.

We did not have any material impairment charges as a result of fair value measurements on a nonrecurring basis during the three and six months ended June 30, 2011.

Sales declines at our restaurants, unplanned increases in health insurance, commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges.  It is possible that changes in circumstances or changes in our judgments, assumptions and estimates, could result in a future impairment charge of a portion or all of our goodwill, other intangible assets or long-lived assets held and used.

STOCK-BASED AND DEFERRED COMPENSATION PLANS

Managing and Chef Partners

Historically, the managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s and Roy’s restaurant were required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in a partnership (“Management Partnership”) that provided management and supervisory services to his or her restaurant.  The purchase price for a managing partner’s ownership interest was fixed at $25,000, and the purchase price for a chef partner’s ownership interest ranged from $10,000 to $15,000.  Managing and chef partners had the right to receive monthly distributions from the Management Partnership based on a percentage of their restaurant’s monthly cash flows for the duration of the agreement, which varied by concept from 6% to 10% for managing partners and 2% to 5% for chef partners.  Further, managing and chef partners were eligible to participate in the PEP, a deferred compensation program, upon completion of their five-year employment agreement.

In April 2011, we implemented modifications to our managing and chef partner compensation structure to provide greater incentives for sales and profit growth.  Under the revised program, managing and chef partners continue to sign five-year employment agreements and receive monthly distributions of the same percentage of their restaurant’s cash flow as under the prior program. However, under the revised program, in lieu of participation in the PEP, managing partners and chef partners are eligible to receive deferred compensation payments under a new Partner Ownership Account Plan (the “POA”).  The POA places greater emphasis on year-over-year growth in cash flow than the PEP. Managing and chef partners will receive a greater value under the POA than they would have received under the PEP if certain levels of year-over-year cash flow growth are achieved and a lesser value than under the PEP if these levels are not achieved. As of June 30, 2012 and December 31, 2011, our POA liability was $11.9 million and $8.0 million, respectively, which primarily was recorded in the line item “Partner deposits and accrued partner obligations” in our Consolidated Balance Sheets.

Upon the closing of the Merger, certain stock options that had been granted to managing and chef partners under a pre-merger managing partner stock plan (the “MP Stock Plan”) upon completion of a previous employment contract were converted into the right to receive cash in the form of a “Supplemental PEP” contribution.

As of June 30, 2012, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $114.2 million, of which $15.8 million and $98.4 million was included in the line items

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Accrued and other current liabilities” and “Other long-term liabilities, net,” respectively, in our Consolidated Balance Sheet. As of December 31, 2011, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $107.8 million, of which $11.8 million and $96.0 million was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities, net,” respectively, in our Consolidated Balance Sheet. Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of June 30, 2012 and December 31, 2011, we had approximately $59.1 million and $56.9 million, respectively, in various corporate owned life insurance policies and another $5.2 million and $0.3 million, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations primarily under the PEP, Supplemental PEP and POA. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

As of June 30, 2012 and December 31, 2011, there were $59.0 million and $55.6 million, respectively, of unfunded obligations primarily related to the PEP, Supplemental PEP and POA, excluding amounts not yet contributed to the partners’ investment funds, which may require the use of cash resources in the future.

We require the use of capital to fund the PEP and the POA as each managing and chef partner earns a contribution, and currently estimate funding requirements ranging from $15.0 million to $17.0 million for PEP and from $6.0 million to $8.0 million for POA in each of the two years through June 30, 2014.  Actual funding of the current PEP and POA obligations and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

Area Operating Partners

Historically, an area operating partner has been required, as a condition of employment and within 30 days of the opening of his or her first restaurant, to make an initial investment of $50,000 in the Management Partnership that provides supervisory services to the restaurants that the area operating partner oversees.  This interest gave the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ monthly cash flows for the duration of the agreement, typically ranging from 4% to 9%.  We have the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement.

For restaurants opened between January 1, 2007 and December 31, 2011, the area operating partner’s percentage of cash distributions and buyout percentage was calculated based on the associated restaurant’s return on investment compared to our targeted return on investment and ranged from 3.0% to 12.0%.  This percentage was determined after the first five full calendar quarters from the date of the associated restaurant’s opening and was adjusted each quarter thereafter based on a trailing 12-month restaurant return on investment.  The buy-out percentage was the area operating partner’s average distribution percentage for the 24 months immediately preceding the buy-out.  Buyouts were paid in cash within 90 days or paid over a two-year period.

In April 2012, we revised our area operating partner program for restaurants opened on or after January 1, 2012. For these restaurants, an area operating partner is required, as a condition of employment, to make a deposit of $10,000 within 30 days of the opening of each new restaurant that he or she oversees, up to a maximum deposit of $50,000 (taking into account investments in prior programs).  This deposit gives the area operating partner the right to monthly payments based on a percentage of his or her restaurants’ monthly cash flows for the duration of the employment agreement, typically ranging from 4.0% to 4.5%. After the restaurant has been open for a five-year period, the area operating partner will receive a bonus equal to a multiple of the area operating partner’s average monthly payments for the 24 months immediately preceding the bonus date.  The bonus will be paid within 90 days or over a two-year period, depending on the bonus amount.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. We recorded a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance.

Should we determine that we would be able to realize our remaining deferred income tax assets in the foreseeable future, a release of all, or part, of the related valuation allowance could cause an immediate material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a full or partial release of a valuation allowance is required. In addition, our assessments sometimes require us to schedule future taxable income in accordance with the applicable tax accounting guidance to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment. Such release of the valuation allowance could occur within the next 12 months upon resolution of the aforementioned uncertainties.

Any release of valuation allowance will be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital. We expect that a significant portion of the release of the valuation allowance will be recorded as an income tax benefit at the time of release, significantly increasing our reported net income. Because we expect our recorded tax rate to increase in subsequent periods following a significant release of the valuation allowance, our net income will be negatively affected in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

DIVIDENDS

Payment of dividends by OSI to Bloomin’ Brands is restricted under OSI’s credit agreement to dividends for the purpose of paying Bloomin’ Brands’ franchise and income taxes and ordinary course operating expenses (subject to an annual cap of $2.5 million); dividends for certain other limited purposes; and other dividends subject to an aggregate cap over the term of the credit agreement.

Our board of directors does not intend to pay regular dividends on our common stock after our initial public offering. However, we expect to reevaluate our dividend policy on a regular basis following the offering and may, subject to compliance with the covenants contained in OSI’s senior credit facility and other considerations, determine to pay dividends in the future.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards

In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification” (“ASU No. 2011-10”), which applies to a parent company that ceases to have a controlling financial interest in a subsidiary, that is in substance real estate, as a result of a default on the subsidiary’s nonrecourse debt. The new guidance emphasizes that the parent should only deconsolidate the real estate subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. If the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This standard takes effect for public companies during the annual and interim periods beginning on or after June 15, 2012. The adoption of this guidance on July 1, 2012 did not have a material impact on our financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU No. 2011-11”) which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The guidance requires us to provide both net and gross information for these assets and liabilities. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective application required. This guidance will not have an impact on our financial position, results of operations or cash flows as it only requires a presentation change to offsetting (netting) assets and liabilities.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying value before applying the two-step quantitative impairment test. If it is determined through the qualitative assessment that an indefinite-lived intangible asset’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to go directly to the quantitative assessment. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We will adopt ASU No. 2012-02 effective January 1, 2013. This guidance will not have a material impact on our financial position, results of operations or cash flows.

BLOOMIN’ BRANDS, INC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.  We have not experienced a material change in market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices since December 31, 2011.  See “Quantitative and Qualitative Disclosures about Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement for further information about market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.

PART II:  OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in “Risk Factors” in our Registration Statement which could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our Registration Statement, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period April 1, 2012 through June 30, 2012, we granted to certain eligible participants 610,000 stock options to purchase our common stock with a weighted average exercise price of $14.54 under our 2007 Equity Incentive Plan. In addition, we granted to certain eligible participants 260,859 shares of restricted stock under our 2007 Equity Incentive Plan during this period. The stock options and shares of restricted stock were issued without registration in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering, or Rule 701 promulgated under the Securities Act, as a transaction pursuant to a compensatory benefit plan.

Use of Proceeds from our Initial Public Offering

On August 13, 2012, we completed the initial public offering of our common stock pursuant to a Registration Statement (File No. 333-180615), that was declared effective on August 7, 2012. Under the Registration Statement, (i) we issued and sold an aggregate of 13,000,000 shares of our common stock at a price to the public of $11.00 per share for aggregate gross offering proceeds of $143.0 million and (ii) certain of our shareholders sold 3,000,000 shares of our common stock at a price to the public of $11.00 per share for aggregate gross offering proceeds of $33.0 million.
BofA Merrill Lynch, Morgan Stanley, J.P. Morgan, Deutsche Bank Securities and Goldman, Sachs & Co. acted as joint book running managers of the offering. The offering commenced on July 25, 2012 and closed on August 13, 2012.
We received net proceeds in the offering of approximately $130.2 million after deducting underwriting discounts and commissions of approximately $8.6 million on our sale of 13,000,000 shares and $4.2 million of offering related expenses payable by us. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders. As disclosed in the Registration Statement, the net proceeds, together with cash on hand, have been applied to the retirement of OSI's senior notes.
Item 5. Other Information

On September 4, 2012, we entered into an amended and restated employment agreement with our CEO, Elizabeth A. Smith. The agreement became effective upon execution and extends her employment until August 13, 2017 with one-year automatic renewals thereafter. In accordance with the terms of the amended and restated employment agreement, Ms. Smith’s annual base salary increased by $50,000 to $975,000, and she will be eligible for additional equity award grants beginning in 2014. The amended and restated employment agreement also extends the terms of her existing arrangement for reimbursement of up to 50 hours of private airplane use and a related tax gross-up for applicable federal, state and local taxes paid by Ms. Smith in connection therewith. Additionally, certain provisions were eliminated from the amended and restated employment agreement that are not applicable to a company with publicly traded equity.

BLOOMIN’ BRANDS, INC.

Item 6.  Exhibits

Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Bloomin’ Brands, Inc. (included as an exhibit to Registrant’s Form S-8 filed on August 13, 2012 and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws of Bloomin’ Brands, Inc. (included as an exhibit to Registrant’s Form S-8 filed on August 13, 2012 and incorporated herein by reference)

10.1*	Amended and Restated Employment Agreement made and entered into September 4, 2012 by and between Elizabeth A. Smith and Bloomin’ Brands, Inc. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

1 These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.

BLOOMIN’ BRANDS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 5, 2012	BLOOMIN’ BRANDS, INC.

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]