Form 10-Q
period 2012-09-30
Bloomin' Brands, Inc.
filed 2012-11-08
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer  ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of November 5, 2012, 121,102,451 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2012
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$168,275	$482,084
Current portion of restricted cash	11,880	20,640
Inventories	82,431	69,223
Deferred income tax assets	27,301	31,959
Other current assets, net	80,892	104,373
Total current assets	370,779	708,279
Restricted cash	15,268	3,641
Property, fixtures and equipment, net	1,505,538	1,635,898
Investments in and advances to unconsolidated affiliates, net	37,407	35,033
Goodwill	270,051	268,772
Intangible assets, net	555,394	566,148
Other assets, net	144,188	136,165
Total assets	$2,898,625	$3,353,936

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$109,306	$97,393
Accrued and other current liabilities	179,129	211,486
Current portion of partner deposits and accrued partner obligations	15,349	15,044
Unearned revenue	178,047	299,596
Current portion of long-term debt	66,327	332,905
Current portion of guaranteed debt	24,500	—
Total current liabilities	572,658	956,424
Partner deposits and accrued partner obligations	89,891	98,681
Deferred rent	81,929	70,135
Deferred income tax liabilities	188,104	193,262
Long-term debt	1,483,927	1,751,885
Guaranteed debt	—	24,500
Other long-term liabilities, net	262,875	218,752
Total liabilities	2,679,384	3,313,639
Commitments and contingencies
Stockholders’ Equity
Bloomin’ Brands, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding at September 30, 2012; and no shares authorized, issued and outstanding at December 31, 2011	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 121,102,451 shares issued and outstanding at September 30, 2012; and 120,000,000 shares authorized; 106,573,193 shares issued and outstanding at December 31, 2011	1,211	1,066
Additional paid-in capital	1,020,273	874,753
Accumulated deficit	(791,483)	(822,625)
Accumulated other comprehensive loss	(19,147)	(22,344)
Total Bloomin’ Brands, Inc. stockholders’ equity	210,854	30,850
Noncontrolling interests	8,387	9,447
Total stockholders’ equity	219,241	40,297
Total liabilities and stockholders’ equity	$2,898,625	$3,353,936

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
Revenues
Restaurant sales	$943,260	$919,093	$2,958,747	$2,858,235
Other revenues	9,656	9,182	30,661	27,391
Total revenues	952,916	928,275	2,989,408	2,885,626
Costs and expenses
Cost of sales	309,420	300,140	960,751	922,907
Labor and other related	270,011	262,345	834,912	820,466
Other restaurant operating	236,318	230,268	686,160	669,117
Depreciation and amortization	38,347	37,807	116,454	114,558
General and administrative	111,633	76,881	259,851	208,007
Provision for impaired assets and restaurant closings	—	1,208	9,089	5,139
Income from operations of unconsolidated affiliates	(1,268)	(1,416)	(5,392)	(7,057)
Total costs and expenses	964,461	907,233	2,861,825	2,733,137
(Loss) income from operations	(11,545)	21,042	127,583	152,489
Loss on extinguishment of debt	(8,956)	—	(11,807)	—
Other income (expense), net	83	1,234	(46)	1,490
Interest expense, net	(21,173)	(20,674)	(66,184)	(62,559)
(Loss) income before (benefit) provision for income taxes	(41,591)	1,602	49,546	91,420
(Benefit) provision for income taxes	(7,836)	234	8,905	15,494
Net (loss) income	(33,755)	1,368	40,641	75,926
Less: net income attributable to noncontrolling interests	2,111	789	9,068	6,452
Net (loss) income attributable to Bloomin’ Brands, Inc.	$(35,866)	$579	$31,573	$69,474

Net (loss) income	$(33,755)	$1,368	$40,641	$75,926
Other comprehensive (loss) income:
Foreign currency translation adjustment	6,710	(15,526)	3,197	(8,381)
Comprehensive (loss) income	(27,045)	(14,158)	43,838	67,545
Less: comprehensive income attributable to noncontrolling interests	2,111	789	9,068	6,452
Comprehensive (loss) income attributable to Bloomin’ Brands, Inc.	$(29,156)	$(14,947)	$34,770	$61,093

Net (loss) income attributable to Bloomin’ Brands, Inc. per common share:
Basic	$(0.31)	$0.01	$0.29	$0.65
Diluted	$(0.31)	$0.01	$0.28	$0.65
Weighted average common shares outstanding:
Basic	114,331	106,333	109,028	106,188
Diluted	114,331	106,731	111,145	106,491

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2011	106,573	$1,066	$874,753	$(822,625)	$(22,344)	$9,447	$40,297
Net income	—	—	—	31,573	—	9,068	40,641
Foreign currency translation adjustment	—	—	—	—	3,197	—	3,197
Issuance of common stock in connection with initial public offering	14,197	142	142,380	—	—	—	142,522
Exercises of stock options	136	1	883	—	—	—	884
Stock-based compensation	252	3	19,077	—	—	—	19,080
Repurchase of common stock	(56)	(1)	316	(431)	—	—	(116)
Issuance of notes receivable due from stockholders	—	—	(550)	—	—	—	(550)
Repayments of notes receivable due from stockholders	—	—	1,661	—	—	—	1,661
Purchase of limited partnership interests	—	—	(18,247)	—	—	545	(17,702)
Distributions to noncontrolling interests	—	—	—	—	—	(11,063)	(11,063)
Contributions from noncontrolling interests	—	—	—	—	—	390	390
Balance, September 30, 2012	121,102	$1,211	$1,020,273	$(791,483)	$(19,147)	$8,387	$219,241

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2010	106,573	$1,066	$871,963	$(922,630)	$(19,633)	$13,323	$(55,911)
Net income	—	—	—	69,474	—	6,452	75,926
Foreign currency translation adjustment	—	—	—	—	(8,381)	—	(8,381)
Stock-based compensation	—	—	2,204	—	—	—	2,204
Issuance of notes receivable due from stockholders	—	—	(1,034)	—	—	—	(1,034)
Distributions to noncontrolling interests	—	—	(38)	—	—	(9,759)	(9,797)
Contributions from noncontrolling interests	—	—	—	—	—	177	177
Balance, September 30, 2011	106,573	$1,066	$873,095	$(853,156)	$(28,014)	$10,193	$3,184

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Cash flows provided by operating activities:
Net income	$40,641	$75,926
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	116,454	114,558
Amortization of deferred financing fees	7,028	9,313
Amortization of capitalized gift card sales commissions	15,237	12,855
Provision for impaired assets and restaurant closings	9,089	5,139
Accretion on debt discounts	647	492
Stock-based and other non-cash compensation expense	37,954	26,780
Income from operations of unconsolidated affiliates	(5,392)	(7,057)
Change in deferred income taxes	(337)	(57)
Loss on disposal of property, fixtures and equipment	1,302	1,946
Unrealized (gain) loss on derivative financial instruments	(512)	214
(Gain) loss on life insurance and restricted cash investments	(4,149)	3,139
Loss on extinguishment of debt	11,807	—
Recognition of deferred gain on sale-leaseback transaction	(1,073)	—
Change in assets and liabilities:
Increase in inventories	(12,939)	(12,342)
Decrease (increase) in other current assets	4,764	(27,457)
Decrease in other assets	2,530	6,111
(Decrease) increase in accounts payable and accrued and other current liabilities	(34,208)	3,254
Increase in deferred rent	11,617	8,959
Decrease in unearned revenue	(121,725)	(112,639)
Increase (decrease) in other long-term liabilities	2,215	(2,717)
Net cash provided by operating activities	80,950	106,417
Cash flows provided by (used in) investing activities:
Purchases of Company-owned life insurance	(60)	(1,965)
Proceeds from sale of Company-owned life insurance	—	2,638
Proceeds from sale of property, fixtures and equipment	2,567	826
Proceeds from sale-leaseback transaction	192,886	—
Capital expenditures	(134,166)	(85,335)
Decrease in restricted cash	72,973	77,563
Increase in restricted cash	(75,834)	(78,443)
Return on investment from unconsolidated affiliates	332	960
Net cash provided by (used in) investing activities	$58,698	$(83,756)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Cash flows used in financing activities:
Proceeds from issuance of long-term debt	$495,186	$—
Repayments of long-term debt	(18,949)	(13,521)
Extinguishment of CMBS loan	(777,563)	—
Extinguishment of senior notes	(254,660)	—
Proceeds from borrowings on revolving credit facilities	25,000	7,000
Repayments of borrowings on revolving credit facilities	(33,000)	(78,072)
Deferred financing fees	(5,442)	(985)
Proceeds from the issuance of common stock in connection with initial public offering	142,522	—
Proceeds from the exercise of stock options	885	—
Contributions from noncontrolling interests	390	177
Distributions to noncontrolling interests	(11,063)	(9,797)
Repayments of partner deposits and accrued partner obligations	(20,869)	(29,151)
Issuance of notes receivable due from stockholders	(550)	(1,033)
Repayments of notes receivable due from stockholders	1,661	—
Net cash used in financing activities	(456,452)	(125,382)
Effect of exchange rate changes on cash and cash equivalents	2,995	(3,770)
Net decrease in cash and cash equivalents	(313,809)	(106,491)
Cash and cash equivalents at the beginning of the period	482,084	365,536
Cash and cash equivalents at the end of the period	$168,275	$259,045
Supplemental disclosures of cash flow information:
Cash paid for interest	$59,129	$48,051
Cash paid for income taxes, net of refunds	20,406	23,390
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$5,699	$4,770
Purchase of limited partnership interests through accounts payable or notes payable	17,702	—
Acquisitions of property, fixtures and equipment through accounts payable or capital lease liabilities	9,567	7,816

 The accompanying notes are an integral part of these Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation

Bloomin’ Brands, Inc. (“Bloomin’ Brands” or the “Company”), formerly known as Kangaroo Holdings, Inc., was formed by an investor group comprised of funds advised by Bain Capital Partners, LLC (“Bain Capital”), Catterton Management Company, LLC (“Catterton”), Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (the “Founders”) and certain members of management. On June 14, 2007, Bloomin’ Brands acquired OSI Restaurant Partners, Inc. by means of a merger and related transactions (the “Merger”). At the time of the Merger, OSI Restaurant Partners, Inc. was converted into a Delaware limited liability company named OSI Restaurant Partners, LLC (“OSI”). In connection with the Merger, Bloomin’ Brands implemented a new ownership and financing arrangement for some of its restaurant properties, pursuant to which Private Restaurant Properties, LLC (“PRP”), a wholly-owned subsidiary of Bloomin’ Brands, acquired 343 restaurant properties from OSI and leased them back to subsidiaries of OSI. OSI remains the primary operating entity, and a wholly-owned subsidiary of Bloomin’ Brands continues to lease certain of the Company-owned restaurant properties to OSI’s subsidiaries. On August 13, 2012, the Company completed its initial public offering (see Note 3 for further information).

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”), that eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, the new guidance requires the Company to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  ASU No. 2011-05 must be applied retrospectively and is effective for public companies during the interim and annual periods beginning after December 15, 2011. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The deferral of the presentation requirements does not impact the effective date of the other requirements in ASU No. 2011-05. During the deferral period, the existing requirements in generally accepted accounting principles in the United States for the presentation of reclassification adjustments must continue to be followed. ASU No. 2011-12 is effective for public companies during the interim and annual periods beginning after December 15, 2011.  The adoption of ASU No. 2011-05 and ASU No. 2011-12 on January 1, 2012 did not have an impact on the Company’s financial position, results of operations or cash flows as the guidance only requires a presentation change to comprehensive income.

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

In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification” (“ASU No. 2011-10”), which applies to a parent company that ceases to have a controlling financial interest in a subsidiary, that is in substance real estate, as a result of a default on the subsidiary’s nonrecourse debt. The new guidance emphasizes that the parent should only deconsolidate the real estate subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. If the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This standard is effective for public companies during the annual and interim periods beginning on or after June 15, 2012. The adoption of this guidance on July 1, 2012 did not have an impact on the Company’s financial statements.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”), which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The guidance requires the Company to provide both net and gross information for these assets and liabilities. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective application required. The Company will adopt ASU No. 2011-11 effective January 1, 2013. This guidance will not have an impact on the Company’s financial position, results of operations or cash flows as it only requires a presentation change to offsetting (netting) assets and liabilities.

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

3.         Stockholders’ Equity
Initial Public Offering
On August 13, 2012, the Company completed an initial public offering of its common stock. On September 11, 2012, the underwriters in the Company’s initial public offering completed the exercise of their option to purchase up to 2,400,000 additional shares of common stock from the Company and certain of the selling stockholders. In the offering, (i) the Company issued and sold an aggregate of 14,196,845 shares of common stock (including 1,196,845 shares sold pursuant to the underwriters’ option to purchase additional shares) at a price to the public of $11.00 per share for aggregate gross offering proceeds of $156.2 million and (ii) certain of the Company’s stockholders sold 4,196,845 shares of the Company’s common stock (including 1,196,845 shares pursuant to the underwriters’ option to purchase additional shares) at a price to the public of $11.00 per share for aggregate gross offering proceeds of $46.2 million. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

The Company received net proceeds in the offering of approximately $142.5 million after deducting underwriting discounts and commissions of approximately $9.4 million and offering related expenses of $4.3 million. All of the net proceeds, together with cash on hand, have been applied to the retirement of OSI’s 10% senior notes due 2015.

Upon completion of the initial public offering, the Company’s certificate of incorporation was amended and restated to provide for authorized capital stock of 475,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of undesignated preferred stock.

On May 10, 2012, the retention bonus and the incentive bonus agreements with the Company’s Chief Executive Officer (“CEO”) were amended. Under the terms of the amendments, the remaining payments under each agreement were accelerated to a single lump sum payment of $22.4 million as a result of the completion of the Company’s initial public offering, which was paid in the third quarter of 2012. The Company recorded $18.1 million for the accelerated bonus expense in the line item “General and administrative” in its Consolidated Statement of Operations and Comprehensive (Loss) Income for the three months ended September 30, 2012.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Upon completion of the Company’s initial public offering, the Company recorded approximately $16.0 million of aggregate non-cash compensation expense with respect to (i) certain stock options held by its CEO that become exercisable (to the extent then vested) if following the offering, the volume-weighted average trading price of the Company’s common stock is equal to or greater than specified performance targets over a six-month period and (ii) the time vested portion of outstanding stock options containing a management call option due to the automatic termination of the call option upon completion of the offering.

Net (Loss) Income Attributable to Bloomin’ Brands, Inc. Per Common Share
Basic net (loss) income attributable to Bloomin’ Brands, Inc. per common share is computed on the basis of the weighted average number of common shares that were outstanding during the period. Diluted net (loss) income attributable to Bloomin’ Brands, Inc. per common share includes the dilutive effect of common stock equivalents consisting of restricted stock and stock options, using the treasury stock method. Performance-based restricted stock and stock options are considered dilutive in the calculation when the related performance criterion has been met.

The computation of basic and diluted net (loss) income attributable to Bloomin’ Brands, Inc. per common share is as follows (in thousands, except share and per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
Net (loss) income attributable to Bloomin’ Brands, Inc.	$(35,866)	$579	$31,573	$69,474

Basic weighted average common shares outstanding	114,331,426	106,332,877	109,027,502	106,187,631

Effect of diluted securities:
Stock options	—	302,663	2,028,646	182,444
Unvested restricted stock	—	95,005	89,217	121,077
Diluted weighted average common shares outstanding	114,331,426	106,730,545	111,145,365	106,491,152

Basic net (loss) income attributable to Bloomin’ Brands, Inc. per common share	$(0.31)	$0.01	$0.29	$0.65
Diluted net (loss) income attributable to Bloomin’ Brands, Inc. per common share	$(0.31)	$0.01	$0.28	$0.65

Dilutive securities outstanding not included in the computation of net income attributable to Bloomin’ Brands, Inc. per common share because their effect was antidilutive were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
Stock options	12,319,121	550,000	1,177,922	1,171,897
Unvested restricted stock	252,798	—	—	—

Purchase of Limited Partnership Interests

On September 30, 2012, the Company purchased the outstanding partnership interests that it did not already own in certain of the Company’s limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 15 Carrabba’s Italian Grill and nine Bonefish Grill restaurants for an aggregate purchase price of $17.7 million. Of the aggregate purchase price, 20% was paid in cash on October 1, 2012, and the remaining balance was paid in the form of a promissory note due on or before December 21, 2012.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table sets forth the effect of these transactions on stockholders’ equity attributable to Bloomin’ Brands, Inc. (in thousands):

	NET (LOSS) INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS, INC. AND TRANSFERS TO NONCONTROLLING INTERESTS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
Net (loss) income attributable to Bloomin’ Brands, Inc.	$(35,866)	$579	$31,573	$69,474
Transfers to noncontrolling interests:
Decrease in Bloomin’ Brands, Inc. additional paid-in capital
for purchase of limited partnership interests	(18,247)	—	(18,247)	—
Change from net (loss) income attributable to Bloomin’	$(54,113)	$579	$13,326	$69,474
Brands, Inc. and transfers to noncontrolling interests

4.         Stock-based and Deferred Compensation Plans

Shares of restricted stock issued on June 14, 2007 to certain of the Company’s current and former executive officers and other members of management vested each June 14 through 2012.  In accordance with the terms of their applicable agreements, the Company loaned an aggregate of $0.4 million and $0.9 million to these individuals in June of 2012 and 2011, respectively, for their personal income tax obligations that resulted from vesting of the restricted stock. During the first quarter of 2012, three of the Company’s named executive officers and certain other former members of management repaid their entire loan balances to the Company. As of September 30, 2012 and December 31, 2011, a total of $5.8 million and $7.2 million, respectively, of loans and associated interest obligations to current and former executive officers and other members of management was outstanding and was recorded as contra-equity in the line item “Additional paid-in capital” in the Company’s Consolidated Balance Sheets. The loans are full recourse and are collateralized by the vested shares of restricted stock.  Although these loans are permitted in accordance with the terms of the agreements, the Company is not required to make them in the future. On May 10, 2012, the Company approved an amendment to the loans to extend the timing for mandatory prepayment in connection with an initial public offering to require full repayment by the last trading day in the first trading window subsequent to the expiration of contractual lock-up restrictions imposed in connection with the offering.

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

The 2012 Equity Plan provides for grants of stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards determined by the compensation committee of the Board of Directors. The maximum number of shares of common stock available for issuance pursuant to the 2012 Equity Plan is initially 3,000,000 shares. As of the first business day of each fiscal year, commencing on January 1, 2013, the aggregate number of shares that may be issued pursuant to the 2012 Equity Plan will automatically increase by a number equal to 2% of the total number of shares then issued and outstanding. The 2012 Equity Plan provides that grants of performance awards will be made based upon, and subject to achieving, one or more performance measures over a performance period of not less than one year as established by the compensation committee of the Board of Directors. Unless terminated earlier, the 2012 Equity Plan will terminate ten years from its effective date.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 4, 2012, the Company entered into an amended and restated employment agreement with its CEO, Elizabeth A. Smith. The agreement extends her employment until August 13, 2017 with one year automatic renewals thereafter. In accordance with the terms of the amended and restated employment agreement, Ms. Smith’s annual base salary increased by $50,000 to $975,000, and she will be eligible for additional equity award grants beginning in 2014.

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

Roy’s and RY-8, Inc.

The Company’s consolidated financial statements include the accounts and operations of its Roy’s joint venture although it has less than majority ownership.  The Company determined it is the primary beneficiary of the joint venture since the Company has the power to direct or cause the direction of the activities that most significantly impact the entity on a day-to-day basis, such as decisions regarding menu development, purchasing, restaurant expansion and closings and the management of employee-related processes.  Additionally, the Company has the obligation to absorb losses or the right to receive benefits of the Roy’s joint venture that could potentially be significant to the Roy’s joint venture.  The majority of capital contributions made by the Company’s partner in the Roy’s joint venture, RY-8, Inc. (“RY-8”), have been funded by loans to RY-8 from a third party which OSI guarantees. The guarantee is secured by a collateral interest in RY-8’s membership interest in the joint venture.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheets for the Roy’s joint venture were $24.5 million and $11.2 million, respectively, at September 30, 2012 and $26.2 million and $9.6 million, respectively, at December 31, 2011.

The Company is also the primary beneficiary of RY-8 because its implicit variable interest in that entity, which is considered a de facto related party, indirectly receives the variability of the entity through absorption of RY-8’s expected losses, and therefore the Company also consolidates RY-8.  Since RY-8’s $24.5 million line of credit became fully extended in 2007, the Company made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8.  The Company is obligated to provide financing, either through OSI’s guarantee with a third-party institution or loans, for all required capital contributions and interest payments.  Therefore, any additional RY-8 capital requirements in connection with the joint venture likely will be the Company’s responsibility.  RY-8’s line of credit expires on April 15, 2013. The Company classifies OSI’s $24.5 million contingent obligation as guaranteed debt and the portion of income or loss attributable to RY-8 is eliminated in the line item in the Consolidated Statements of Operations and Comprehensive (Loss) Income entitled “Net income attributable to noncontrolling interests.”  All material intercompany balances and transactions have been eliminated.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company determined that it is no longer the primary beneficiary of PRG.  As a result, the Company deconsolidated PRG on January 1, 2010. The Company determined that certain rights pursuant to a $2.0 million promissory note, which is fully reserved, owed to the Company by PRG are non-substantive participating rights, and as a result, the Company does not have the power to direct the activities that most significantly impact the entity.  At September 30, 2012, the maximum undiscounted exposure to loss as a result of the Company’s involvement with PRG is $17.3 million related to lease payments extending through June 13, 2022 in the event that PRG defaults on these leases.

6.           Other Current Assets, Net

Other current assets, net, consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
Prepaid expenses	$25,976	$18,113
Accounts receivable - vendors, net	25,037	48,568
Accounts receivable - franchisees, net	3,165	2,396
Accounts receivable - other, net	7,560	11,869
Other current assets, net	19,154	23,427
	$80,892	$104,373

7.     Property, Fixtures and Equipment, Net
Property, fixtures and equipment, net, consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
Land	$265,691	$329,143
Buildings and building improvements	911,460	1,013,618
Furniture and fixtures	292,501	263,266
Equipment	401,008	362,649
Leasehold improvements	389,421	369,726
Construction in progress	48,359	22,011
Less: accumulated depreciation	(802,902)	(724,515)
	$1,505,538	$1,635,898

Effective March 14, 2012, the Company entered into a sale-leaseback transaction (the “Sale-Leaseback Transaction”) with two third-party real estate institutional investors in which the Company sold 67 restaurant properties at fair market value for net proceeds of $192.9 million.  The Company then simultaneously leased these properties under nine master leases (collectively, the “REIT Master Leases”).  The initial terms of the REIT Master Leases are 20 years with four five-year renewal options.  One renewal period is at a fixed rental amount and the last three renewal periods are generally based at then-current fair market values.  The sale at fair market value and subsequent leaseback qualified for sale-leaseback accounting treatment, and the REIT Master Leases are classified as operating leases. In accordance with the applicable accounting guidance, the 67 restaurant properties are not classified as held for sale at December 31, 2011 since the Company is leasing back the properties. The Company recorded a deferred gain on the sale of certain of the properties of $42.9 million primarily in the line item “Other long-term liabilities, net” in its Consolidated Balance Sheet at the time of the transaction, which is amortized over the initial term of the lease.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           Investment in Equity Method Investee

Through a joint venture arrangement with PGS Participacoes Ltda., the Company holds a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”), which operates Outback Steakhouse restaurants in Brazil.  The Company accounts for the Brazilian Joint Venture under the equity method of accounting.  At September 30, 2012 and December 31, 2011, the Company’s net investment of $36.4 million and $34.0 million, respectively, was recorded in “Investments in and advances to unconsolidated affiliates, net,” and a foreign currency translation adjustment of ($2.7) million and ($3.8) million was recorded in “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets during the nine months ended September 30, 2012 and year ended December 31, 2011, respectively. The Company’s share of earnings of $1.3 million and $1.4 million for the three months ended September 30, 2012 and 2011, respectively, and $5.1 million and $5.7 million for the nine months ended September 30, 2012 and 2011, respectively, was recorded in “Income from operations of unconsolidated affiliates” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

The following table presents summarized financial information for 100% of the Brazilian Joint Venture for the periods ending as indicated (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
Net revenue from sales	$58,482	$57,369	$172,608	$161,348
Gross profit	40,912	39,406	120,744	110,623
Income from continuing operations	4,761	6,741	18,957	20,836
Net income and total comprehensive income	2,536	2,861	10,120	11,443

9.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
Accrued payroll and other compensation	$83,330	$117,013
Accrued insurance	21,559	19,284
Other current liabilities	74,240	75,189
	$179,129	$211,486

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

10.           Long-term Debt, Net

Long-term debt, net consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
Senior secured term loan facility, interest rates of 2.50% and 2.63% at September 30, 2012 and December 31, 2011, respectively (1) (2)	$1,004,575	$1,014,400
Senior secured pre-funded revolving credit facility, interest rate of 2.56% and 2.63% at September 30, 2012 and December 31, 2011, respectively (2)	25,000	33,000
Mortgage loan, weighted average interest rate of 3.97% at September 30, 2012 (3)	321,507	—
First mezzanine loan, interest rate of 9.00% at September 30, 2012 (3)	87,270	—
Second mezzanine loan, interest rate of 11.25% at September 30, 2012 (3)	87,412	—
Note payable, weighted average interest rate of 0.98% at December 31, 2011 (3)	—	466,319
First mezzanine note, interest rate of 3.28% at December 31, 2011 (3)	—	88,900
Second mezzanine note, interest rate of 3.53% at December 31, 2011 (3)	—	123,190
Third mezzanine note, interest rate of 3.54% at December 31, 2011 (3)	—	49,095
Fourth mezzanine note, interest rate of 4.53% at December 31, 2011 (3)	—	48,113
Senior notes, interest rate of 10.00% at December 31, 2011 (2)	—	248,075
Other notes payable, uncollateralized, interest rates ranging from 0.58% to 7.00% and from 0.76% to 7.00% at September 30, 2012 and December 31, 2011, respectively (2)	24,223	9,094
Sale-leaseback obligations (2)	2,375	2,375
Capital lease obligations (2)	2,227	2,520
Guaranteed debt, interest rate of 2.65% at September 30, 2012 and December 31, 2011, respectively (2)	24,500	24,500
	1,579,089	2,109,581
Less: current portion of long-term debt	(66,327)	(332,905)
Less: guaranteed debt	(24,500)	(24,500)
Less: debt discount	(4,335)	(291)
Long-term debt, net	$1,483,927	$1,751,885
________________

(1)	At December 31, 2011, $61.9 million of OSI’s outstanding senior secured term loan facility was at an interest rate of 4.50%.

(2)	Represents obligations of OSI.

(3)	Represents obligations of New PRP (as defined below) at September 30, 2012 and obligations of PRP at December 31, 2011.

Bloomin’ Brands is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness as described below.

On June 14, 2007, OSI entered into senior secured credit facilities with a syndicate of institutional lenders and financial institutions.  These senior secured credit facilities provide for senior secured financing of up to $1.6 billion, consisting of a $1.3 billion term loan facility, a $150.0 million working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100.0 million pre-funded revolving credit facility that provides financing for capital expenditures only (“2007 Credit Facilities”).

The senior secured term loan facility matures June 14, 2014.  At each rate adjustment, OSI has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus 0.5 of 1.0% (“Base Rate”) (3.25% at September 30, 2012 and December 31, 2011).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.25% to 0.50% and from 0.38% to 0.88% at September 30, 2012 and December 31, 2011, respectively).  The Eurocurrency Rate may have

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the associated Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at September 30, 2012 and December 31, 2011).

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

OSI’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1.0 billion at September 30, 2012 and December 31, 2011. OSI has classified $13.1 million of its term loans as current at September 30, 2012 and December 31, 2011 due to its required quarterly payments and the results of its projected and actual covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required. The amount of outstanding term loans required to be prepaid in accordance with OSI’s debt covenants may vary based on year-end results.

Proceeds of loans and letters of credit under OSI’s $150.0 million working capital revolving credit facility, which matures June 14, 2013, provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at September 30, 2012 and December 31, 2011; however, $65.8 million and $67.6 million, respectively, of the credit facility was committed for the issuance of letters of credit and not available for borrowing. OSI’s total outstanding letters of credit issued under its working capital revolving credit facility may not exceed $75.0 million.

Proceeds of loans under OSI’s $100.0 million pre-funded revolving credit facility, which expires June 14, 2013, are available to provide financing for capital expenditures, if the capital expenditure account described above has a zero balance.  There was $25.0 million and $33.0 million outstanding under OSI’s pre-funded revolving credit facility as of September 30, 2012 and December 31, 2011, respectively.  The borrowings were recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheets, as OSI is required to repay any outstanding borrowings in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement.

At September 30, 2012 and December 31, 2011, OSI was in compliance with its debt covenants. See the Company’s audited financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Registration Statement for further information about OSI’s debt covenant requirements.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

On October 26, 2012, OSI completed a refinancing of its outstanding 2007 Credit Facilities. The new facilities consist of a $1.0 billion term loan B and a $225.0 million revolving credit facility maturing seven and five years after the closing date of the new facilities, respectively. At closing, the new term loan B was fully drawn, $45.0 million was drawn under the revolving credit facility and $65.8 million of the credit facility was committed for the issuance of letters of credit and not available for borrowing. Additional information related to the new facilities is included in Note 15.

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

Effective March 27, 2012, New Private Restaurant Properties, LLC and two of the Company’s other indirect wholly-owned subsidiaries (collectively, “New PRP”) entered into a new commercial mortgage-backed securities loan (the “2012 CMBS Loan”) with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and was comprised of a first mortgage loan in the amount of $324.8 million, collateralized by 261 of the Company’s properties, and two mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017. The first mortgage loan has five fixed rate components and a floating rate component. The fixed rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day LIBOR rate (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.0% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum. The proceeds from the 2012 CMBS Loan, together with the proceeds from the Sale-Leaseback Transaction and excess cash held in PRP, were used to repay PRP’s existing CMBS Loan. As a result of the 2012 CMBS Loan refinancing, the net amount repaid along with scheduled maturities within one year, $281.3 million was classified as current at December 31, 2011. During the first quarter of 2012, the Company recorded a $2.9 million loss related to the extinguishment in the line item, “Loss on extinguishment of debt” in its Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company deferred $7.6 million of financing costs incurred to complete this transaction of which $2.2 million had been capitalized as of December 31, 2011 and the remainder was capitalized in the first quarter of 2012. These deferred financing costs are included in the line item, “Other assets, net” in its Consolidated Balance Sheets. At September 30, 2012, the outstanding balance, excluding the debt discount, on the 2012 CMBS Loan was $496.2 million.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

During the third quarter of 2012, OSI retired the aggregate outstanding principal amount of its 10% senior notes through a combination of a tender offer and early redemption call. The senior notes retirement was funded using a portion of the net proceeds from the Company’s initial public offering together with cash on hand. OSI paid an aggregate of $259.8 million to retire the senior notes, which included $248.1 million in aggregate outstanding principal, $6.5 million of prepayment premium and early tender incentive fees and $5.2 million of accrued interest. The senior notes were satisfied and discharged on August 13, 2012. As a result of these transactions, the Company recorded a loss from the extinguishment of debt of $9.0 million in the third quarter of 2012, which included $2.4 million for the write-off of unamortized deferred financing fees that related to the extinguished senior notes.

11.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
Accrued insurance liability	$42,545	$39,575
Unfavorable leases, net of accumulated amortization of $20,765 and $18,891 at September 30, 2012 and December 31, 2011, respectively	58,525	62,012
Partner Equity Plan obligation	84,922	77,642
Supplemental Partner Equity Plan obligation	14,503	16,235
Deferred gain on Sale-Leaseback Transaction, net of accumulated amortization of $1,073 at September 30, 2012	39,830	—
Other long-term liabilities	22,550	23,288
	$262,875	$218,752

12.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis

The Company invested $37.7 million of its excess cash in money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheet at December 31, 2011 at a net value of 1:1 for each dollar invested.  The fair value of the investment in the money market funds is determined by using quoted prices for identical assets in an active market. The amount of excess cash invested in money market funds at September 30, 2012 was immaterial to the Company’s consolidated financial statements.

The Company is highly leveraged and exposed to interest rate risk to the extent of its variable-rate debt. The Company used an interest rate cap with a notional amount of $775.7 million as a method to limit the volatility of PRP’s variable-rate commercial mortgage-backed securities loan. During the first quarter of 2012, this interest rate cap was terminated. In connection with the refinancing of the commercial mortgage-backed securities loan that was effective in March 2012, a new Rate Cap with a notional amount of $48.7 million was entered into for similar purposes (see Note 10). The interest rate caps did not have any fair market value at September 30, 2012 or December 31, 2011 and, therefore, were excluded from the applicable tables within this footnote.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents the Company’s money market funds measured at fair value on a recurring basis as of  December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

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

The following table presents losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	SEPTEMBER 30, 2012
		REMAINING FAIR VALUE			NINE MONTHS ENDED SEPTEMBER 30, 2012
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$2,704	$—	$646	$2,058	$9,089

The Company recorded $9.1 million of impairment charges during the nine months ended September 30, 2012 as a result of fair value measurement on a nonrecurring basis primarily related to certain specifically identified restaurant locations with individual store under-performance or having been designated for relocation or renovation. As of September 30, 2012, there was $2.7 million remaining fair value associated with long-lived assets for which asset impairment losses were recognized during the nine months ended September 30, 2012.  Impairment losses for long-lived assets held and used were recognized in the line item “Provision for impaired assets and restaurant closings” in the Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company did not recognize any impairment charges during the three months ended September 30, 2012.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents quantitative information related to the unobservable inputs used in the Company’s Level 3 fair value measurements for the impairment loss incurred in the nine months ended September 30, 2012:

UNOBSERVABLE INPUT	RANGE
Weighted-average costs of capital (1)	10.4% - 11.2%
Long-term growth rate	3.0%
Annual revenue growth rates (2)	(8.7)% - 4.3%
________________

(1)	Weighted average of the costs of capital unobservable input range for the nine months ended September 30, 2012 was 10.9%.

(2)	Weighted average of the annual revenue growth rate unobservable input range for the nine months ended September 30, 2012 was 2.6%.

The Company performed its annual goodwill and other indefinite-lived intangible assets impairment test during the second quarters of 2012 and 2011 and did not have any impairment charges.  The Company did not have any other material impairment charges as a result of fair value measurements on a nonrecurring basis during the three and nine months ended September 30, 2011.

Interim Disclosures about Fair Value of Financial Instruments

The Company’s non-derivative financial instruments at September 30, 2012 and December 31, 2011 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The fair value of OSI’s senior secured credit facilities and senior notes is determined based on quoted market prices in inactive markets. The fair value of PRP’s and New PRP’s commercial mortgage-backed securities is based on assumptions derived from current conditions in the real estate and credit environments, changes in the underlying collateral and expectations of management.  Fair value estimates for other notes payable and guaranteed debt are derived using a discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value. Guaranteed debt fair value also includes assumptions of the probability and timing of performance under the guarantee. These inputs represent assumptions impacted by economic conditions and management expectations and may change in the future based on period-specific facts and circumstances.

The following table includes the carrying value and fair value of the Company’s financial instruments (excluding cash equivalents and restricted cash shown in the table above) at September 30, 2012 aggregated by the level in the fair value hierarchy in which those measurements fall (in thousands):

	SEPTEMBER 30, 2012
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Senior secured term loan facility (1)	$1,004,575	$—	$997,041	$—
Senior secured pre-funded revolving credit facility (1)	25,000	—	24,813	—
Mortgage loan (2)	321,507	—	—	321,507
First mezzanine loan (2)	87,270	—	—	87,270
Second mezzanine loan (2)	87,412	—	—	87,412
Other notes payable (1)	24,223	—	—	23,637
Guaranteed debt (1)	24,500	—	—	24,287
_______________

(1)	Represents obligations of OSI.

(2)	Represents obligations of New PRP.

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

13.           Income Taxes

The effective income tax rate for the three months ended September 30, 2012 was a benefit of 18.8% compared to an expense of 14.6% for the same period in 2011. This net increase in the effective income tax rate as compared to the prior year was primarily due to an increase in the projected foreign pretax book income and the foreign provision being a higher percentage of projected consolidated pretax annual income in part due to the initial public offering costs impacting only the domestic pretax book income.

The effective income tax rate for the nine months ended September 30, 2012 was an expense of 18.0% compared to an expense of 16.9% for the same period in 2011. This net increase in the effective income tax rate was primarily due to an increase in the projected foreign pretax book income and the foreign provision being a higher percentage of projected consolidated pretax annual income as compared to the prior year partially offset by the benefit of items required to be treated discretely, such as changes in domestic and foreign uncertain tax positions.

The effective income tax rates for the three and nine months ended September 30, 2012 were lower than the combined federal and state statutory rate of 38.7% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the foreign rate differential and the elimination of noncontrolling interest together being such a large percentage of projected annual pretax income. This was partially offset by an increase in the valuation allowance. The effective income tax rates for the three and nine months ended September 30, 2011 were lower than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the foreign rate differential together being such a large percentage of projected annual pretax income. This was partially offset by an increase in the valuation allowance.

As of September 30, 2012 and December 31, 2011, the Company had $11.9 million and $14.0 million, respectively, of unrecognized tax benefits ($1.0 million and $1.5 million, respectively, in “Other long-term liabilities, net,” $0.9 million and $2.5 million, respectively, in “Accrued and other current liabilities” and $10.0 million in “Deferred income tax liabilities”).  Additionally, the Company accrued $2.3 million and $4.1 million of interest and penalties related to uncertain tax positions as of September 30, 2012 and December 31, 2011, respectively.  Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $12.1 million and $15.2 million, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $2.0 million to $4.0 million within the next twelve months after September 30, 2012.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2011. The Company and its subsidiaries’ state and foreign income tax returns are also open to audit under the statute of limitations for the years ended December 31, 2000 through 2011. The Company is currently under examination by the Internal Revenue Service for the years ended December 31, 2009 through 2010. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s results of operations or financial position.

14.           Related Parties

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

15.           Subsequent Events

On October 26, 2012, OSI completed a refinancing of its outstanding 2007 Credit Facilities and entered into a credit agreement (“Credit Agreement”) with a syndicate of institutional lenders and financial institutions.  These senior secured credit facilities provide for senior secured financing of up to $1.225 billion, consisting of a $1.0 billion term loan B and a $225.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities (the “New Facility”).

The new senior secured term loan B matures October 26, 2019.  The borrowings under this facility bear interest at rates ranging from 225 to 250 basis points over the Base Rate or 325 to 350 basis points over the Eurocurrency Rate as defined in the Credit Agreement.  The Base Rate option is the highest of (i) the prime rate of Deutsche Bank Trust Company Americas, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency Rate with a one month interest period plus 1.0% (“Base Rate”).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders. With respect to the new senior secured term loan B, the Base Rate is subject to an interest rate floor of 2.25% and the Eurocurrency Rate is subject to an interest rate floor of 1.25%.

OSI is required to prepay outstanding term loans, subject to certain exceptions, with:

•
50% of its “annual excess cash flow” (with step-downs to 25% and 0% based upon its consolidated first lien net leverage ratio), as defined in the Credit Agreement, beginning with the fiscal year ending December 31, 2013 and subject to certain exceptions;

•	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

The New Facility requires scheduled quarterly payments on the term loan B equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters commencing on the quarter ending March 31, 2013.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The revolving credit facility matures October 26, 2017 and provides for swing-line loans and letters of credit of up to $225.0 million for working capital and general corporate purposes.  Total outstanding letters of credit issued under its new revolving credit facility may not exceed $100.0 million. The revolving credit facility bears interest at rates ranging from 200 to 250 basis points over the Base Rate or 300 to 350 basis points over the Eurocurrency Rate.  At closing, $45.0 million was drawn under the revolving credit facility and $65.8 million of the credit facility was committed for the issuance of letters of credit and not available for borrowing. On October 31, 2012, OSI repaid $15.0 million of the amount outstanding on the revolving credit facility.

The New Facility requires OSI to comply with certain covenants, including, in the case of the revolving credit facility, a covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”) test. The TNLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Credit Agreement) and may not exceed a level set at 6.00 to 1.00 for the last day of any fiscal quarter in 2012 or 2013, with step-downs over a four-year period to a maximum level of 5.00 to 1.00 in 2017. The other negative covenants limit, but provide exceptions for, OSI’s ability and the ability of its restricted subsidiaries to take various actions relating to indebtedness, significant payments, mergers and similar transactions. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default.

The New Facility is guaranteed by each of OSI’s current and future domestic 100% owned restricted subsidiaries in the Outback Steakhouse and Carrabba’s Italian Grill concepts and certain other subsidiaries (the “Guarantors”) and by OSI HoldCo, Inc., OSI’s direct owner and the Company’s indirect, wholly-owned subsidiary (“OSI HoldCo”).

OSI’s obligations are secured by substantially all of their assets and assets of the Guarantors and OSI HoldCo, in each case, now owned or later acquired, including a pledge of all of OSI’s capital stock, the capital stock of substantially all of OSI’s domestic subsidiaries and 65% of the capital stock of foreign subsidiaries that are directly owned by OSI, OSI HoldCo, or a Guarantor. OSI is also required to provide additional guarantees of the New Facility in the future from other domestic wholly-owned restricted subsidiaries if the Consolidated EBITDA attributable to OSI’s non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of the Consolidated EBITDA of OSI and its restricted subsidiaries. If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate Consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of the Consolidated EBITDA of OSI and its restricted subsidiaries.

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

(xi)	We could face liabilities if we are unable to protect customer credit and debit card data; and

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 30, 2012, we owned and operated 1,259 restaurants and had 197 restaurants operating under a franchise or joint venture arrangement across 48 states and 20 countries and territories internationally. We have five founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Our concepts seek to provide a compelling customer experience combining great food, attentive service and lively and contemporary ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment. Each of our concepts maintains a unique, founder-inspired brand identity and entrepreneurial culture, while leveraging our scale and enhanced operating model. We consider Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar to be our core concepts.
The restaurant industry is a highly competitive and fragmented industry and is sensitive to changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies and fluctuations in prices of commodities, including beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies.  Companies tend to be focused on increasing market share, comparable restaurant sales growth and new unit growth. Competitive pressure for market share, inflation, foreign currency exchange rates and other market conditions have had and could continue to have an adverse impact on our business.
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

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2011 and 2012, we continue to balance near-term growth in share gains with investments to achieve sustainable growth. For the remainder of 2012, our key growth strategies, which are enabled by continued improvements in infrastructure and organizational effectiveness, are:

•
Grow Comparable Restaurant Sales. We plan to continue our efforts to remodel our Outback Steakhouse and Carrabba’s Italian Grill restaurants, use limited-time offers and multimedia marketing campaigns to drive traffic, grow beyond our traditional weekend dinner traffic and introduce innovative menu items that match evolving consumer preferences.

•
Pursue New Domestic and International Development With Strong Unit Level Economics. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally. We added significant resources in site selection, construction and design in 2010 and 2011 to support the opening of new restaurants. Our top domestic development priority is Bonefish Grill unit growth while internationally we are focusing on existing markets such as South Korea, Brazil and Hong Kong, with strategic expansion in selected emerging and high growth developed markets. We are focusing our new market growth in China, Mexico and South America. We expect to open 30 or more restaurants system-wide in 2012 and increase the pace thereafter.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations and Comprehensive (Loss) Income bear to Total revenues or Restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
Revenues
Restaurant sales	99.0%	99.0%	99.0%	99.1%
Other revenues	1.0	1.0	1.0	0.9
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.8	32.7	32.5	32.3
Labor and other related (1)	28.6	28.5	28.2	28.7
Other restaurant operating (1)	25.1	25.1	23.2	23.4
Depreciation and amortization	4.0	4.1	3.9	4.0
General and administrative (2)	11.7	8.3	8.7	7.2
Provision for impaired assets and restaurant closings	—	0.1	0.3	0.2
Income from operations of unconsolidated affiliates	(0.1)	(0.2)	(0.2)	(0.2)
Total costs and expenses	101.2	97.7	95.7	94.7
(Loss) income from operations	(1.2)	2.3	4.3	5.3
Loss on extinguishment of debt	(1.0)	—	(0.4)	—
Other income (expense), net	*	0.1	(*)	0.1
Interest expense, net	(2.2)	(2.2)	(2.2)	(2.2)
(Loss) income before (benefit) provision for income taxes	(4.4)	0.2	1.7	3.2
(Benefit) provision for income taxes	(0.9)	*	0.3	0.6
Net (loss) income	(3.5)	0.2	1.4	2.6
Less: net income attributable to noncontrolling interests	0.3	0.1	0.3	0.2
Net (loss) income attributable to Bloomin’ Brands, Inc.	(3.8)%	0.1%	1.1%	2.4%

Net (loss) income	(3.5)%	0.2%	1.4%	2.6%
Other comprehensive (loss) income:
Foreign currency translation adjustment	0.7	(1.7)	0.1	(0.3)
Comprehensive (loss) income	(2.8)	(1.5)	1.5	2.3
Less: comprehensive income attributable to noncontrolling interests	0.3	0.1	0.3	0.2
Comprehensive (loss) income attributable to Bloomin’ Brands, Inc.	(3.1)%	(1.6)%	1.2%	2.1%
________________

(1)	As a percentage of Restaurant sales.

(2)
General and administrative costs exclusive of $40.9 million of initial public offering related expenses would have been 7.4% and 7.3% of Total revenues for the three and nine months ended September 30, 2012, respectively (see General and administrative expenses discussion in “Results of Operations” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	SEPTEMBER 30,
	2012	2011
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	666	669
Company-owned - international	115	120
Franchised - domestic	106	106
Franchised and development joint venture - international	83	68
Total	970	963
Carrabba’s Italian Grill
Company-owned	232	232
Franchised	1	1
Total	233	233
Bonefish Grill
Company-owned	160	145
Franchised	7	7
Total	167	152
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	64	64
Roy’s
Company-owned	22	22
System-wide total	1,456	1,434

We operate restaurants under brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods, and as a result, aggregate our operating segments into a single reporting segment.

SYSTEM-WIDE SALES

System-wide sales increased 3.2% and 4.3% for the three and nine months ended September 30, 2012 as compared with the corresponding periods in 2011.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  System-wide sales comprises sales of Company-owned restaurants and sales of franchised and unconsolidated joint venture restaurants.  The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
COMPANY-OWNED RESTAURANT SALES (in millions):
Outback Steakhouse
Domestic	$508	$488	$1,595	$1,534
International	80	96	228	249
Total	588	584	1,823	1,783
Carrabba’s Italian Grill	164	162	524	514
Bonefish Grill	119	104	370	331
Fleming’s Prime Steakhouse and Wine Bar	54	52	182	172
Other	18	17	60	58
Total Company-owned restaurant sales	$943	$919	$2,959	$2,858

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
FRANCHISE AND UNCONSOLIDATED JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$74	$71	$234	$228
International	88	81	261	226
Total	162	152	495	454
Carrabba’s Italian Grill	1	1	3	3
Bonefish Grill	5	5	14	14
Total franchise and unconsolidated joint venture sales (1)	$168	$158	$512	$471
Income from franchise and unconsolidated joint ventures (2)	$9	$8	$30	$27
__________________

(1)	Franchise and unconsolidated joint venture sales are not included in revenues in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive (Loss) Income in the line items “Other revenues” and “Income from operations of unconsolidated affiliates,” respectively.

REVENUES

Restaurant sales

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
(dollars in millions):	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Restaurant sales	$943.3	$919.1	$24.2	2.6%	$2,958.7	$2,858.2	$100.5	3.5%

The increase in restaurant sales in the three months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to (i) a $17.3 million increase in comparable restaurant sales at our existing restaurants (including a 3.6% combined comparable restaurant sales increase in the third quarter of 2012 at our core domestic concepts) which was primarily due to increases in customer traffic and general menu prices and (ii) a $15.7 million increase in sales from twenty-three restaurants not included in our comparable restaurant sales base. The increase in customer traffic was primarily a result of promotions throughout our concepts, innovations in our menu, service and operations, weekend lunch expansions in our Outback Steakhouse concept and renovations at additional Outback Steakhouse locations. The increase in restaurant sales in the three months ended September 30, 2012 as compared to the same period in 2011 was partially offset by a $7.0 million decrease from the sale (and franchise conversion) of nine of our Company-owned Outback Steakhouse restaurants in Japan in October 2011 and a $1.8 million decrease from the closing of six restaurants since September 30, 2011.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in restaurant sales in the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to (i) a $92.6 million increase in comparable restaurant sales at our existing restaurants (including a 3.8% combined comparable restaurant sales increase in the first nine months of 2012 at our core domestic concepts) which was primarily due to increases in customer traffic and general menu prices and (ii) a $32.3 million increase in sales from twenty-five restaurants not included in our comparable restaurant sales base. The increase in customer traffic was primarily a result of promotions throughout our concepts, innovations in our menu, service and operations, mild winter weather conditions, the additional day in February due to Leap Year, weekend lunch expansions in our Outback Steakhouse concept and renovations at additional Outback Steakhouse locations. The increase in restaurant sales in the nine months ended September 30, 2012 as compared to the same period in 2011 was partially offset by a $19.5 million decrease from the sale (and franchise conversion) of nine of our Company-owned Outback Steakhouse restaurants in Japan in October 2011 and a $4.9 million decrease from the closing of six restaurants since September 30, 2011.

The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for our core brands:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
Average restaurant unit volumes (weekly):
Outback Steakhouse	$57,904	$55,462	$60,955	$58,756
Carrabba’s Italian Grill	$53,595	$53,350	$58,123	$56,845
Bonefish Grill	$57,847	$54,696	$61,644	$58,545
Fleming’s Prime Steakhouse and Wine Bar	$64,058	$61,422	$72,537	$68,927
Operating weeks:
Outback Steakhouse	8,782	8,797	26,176	26,121
Carrabba’s Italian Grill	3,042	3,038	9,023	9,030
Bonefish Grill	2,066	1,906	6,009	5,655
Fleming’s Prime Steakhouse and Wine Bar	841	841	2,505	2,496
Year over year percentage change:
Menu price increases: (1)
Outback Steakhouse	2.2%	1.6%	2.1%	1.6%
Carrabba’s Italian Grill	2.2%	1.4%	2.2%	1.5%
Bonefish Grill	2.1%	2.4%	2.4%	1.7%
Fleming’s Prime Steakhouse and Wine Bar	1.8%	4.0%	2.2%	2.9%
Comparable restaurant sales (stores open 18 months or more):
Outback Steakhouse	4.5%	6.0%	4.0%	4.0%
Carrabba’s Italian Grill	1.0%	6.3%	2.3%	5.0%
Bonefish Grill	3.5%	7.4%	3.9%	9.1%
Fleming’s Prime Steakhouse and Wine Bar	4.1%	10.1%	5.5%	10.4%
Combined (concepts above)	3.6%	6.5%	3.8%	5.2%
__________________
(1)           The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES

Cost of sales

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in millions):	2012	2011	Change	2012	2011	Change
Cost of sales	$309.4	$300.1		$960.8	$922.9
% of Restaurant sales	32.8%	32.7%	0.1%	32.5%	32.3%	0.2%

Cost of sales, consisting of food and beverage costs, increased as a percentage of restaurant sales in the three months ended September 30, 2012 as compared to the same period in 2011.  The increase as a percentage of restaurant sales was primarily 1.0% from increases in beef and 0.5% from changes in our liquor, beer and wine mix and product mix. The increase was partially offset by decreases as a percentage of restaurant sales of 0.8% from the impact of certain cost savings initiatives and 0.6% from menu price increases.

The increase as a percentage of restaurant sales in the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily 1.2% from increases in beef, seafood, and other commodity costs and 0.5% from changes in our liquor, beer and wine mix and product mix. The increase was partially offset by decreases as a percentage of restaurant sales of 0.9% from the impact of certain cost savings initiatives and 0.6% from menu price increases.

Labor and other related expenses

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in millions):	2012	2011	Change	2012	2011	Change
Labor and other related	$270.0	$262.3		$834.9	$820.5
% of Restaurant sales	28.6%	28.5%	0.1%	28.2%	28.7%	(0.5)%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (“PEP”) and Partner Ownership Account (“POA”), and other incentive compensation expenses.  Labor and other related expenses increased as a percentage of restaurant sales in the three months ended September 30, 2012 as compared to the same period in 2011.  The increase as a percentage of restaurant sales was primarily attributable to the following: (i) 0.7% from gains in PEP investments related to improved stock market performance, (ii) 0.6% from higher kitchen and service labor costs and (iii) 0.2% from higher field management labor and bonus expenses. The increase was partially offset by decreases as a percentage of restaurant sales for the following: (i) 0.5% from higher average unit volumes at our restaurants, (ii) 0.5% from the impact of certain cost savings initiatives and (iii) 0.3% from changes in deferred compensation participant accounts exclusive of the effect of stock market performance.

The decrease as a percentage of restaurant sales in the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to 0.6% from higher average unit volumes at our restaurants and 0.5% from the impact of certain cost savings initiatives. The decrease was partially offset by increases as a percentage of restaurant sales of the following: (i) 0.3% from higher kitchen and service labor costs, (ii) 0.2% from higher field management labor and bonus expenses and (iii) 0.1% from increases in health insurance costs.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other restaurant operating expenses

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in millions):	2012	2011	Change	2012	2011	Change
Other restaurant operating	$236.3	$230.3		$686.2	$669.1
% of Restaurant sales	25.1%	25.1%	—%	23.2%	23.4%	(0.2)%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  As a percentage of restaurant sales in the three months ended September 30, 2012 as compared to the same period in 2011, other restaurant operating expenses were unchanged. Increases as a percentage of restaurant sales during the three-month period were primarily due to the following: (i) 0.4% of higher restaurant occupancy costs as a result of the Sale-Leaseback Transaction, (ii) 0.4% in higher general liability insurance expense and (iii) 0.3% in higher restaurant pre-opening costs. The increases were offset by decreases as a percentage of restaurant sales primarily attributable to the following: (i) 0.4% from higher average unit volumes at our restaurants, (ii) 0.4% from certain cost savings initiatives and (iii) 0.3% from decreases in restaurant operating supplies expenses.

The decrease as a percentage of restaurant sales in the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to 0.5% from higher average unit volumes at our restaurants and 0.3% from certain cost savings initiatives. The decrease was partially offset by increases as a percentage of restaurant sales primarily attributable to 0.3% of higher general liability insurance expense and 0.3% of higher restaurant occupancy costs as a result of the Sale-Leaseback Transaction.

General and administrative

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(in millions):	2012	2011	Change	2012	2011	Change
General and administrative	$111.6	$76.9	$34.7	$259.9	$208.0	$51.9

General and administrative costs increased in the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to $40.9 million of additional expenses associated with our initial public offering, including $18.1 million of accelerated CEO retention bonus and incentive bonus expense, $16.0 million of non-cash stock compensation expense for the vested portion of outstanding stock options and $6.8 million of higher management fees associated with the management agreement termination fee. Exclusive of these initial public offering related expenses, General and administrative costs decreased $6.2 million in the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to a $7.9 million net increase in the cash surrender value of life insurance investments and a $2.5 million gain from the settlement of a lawsuit. This decrease was partially offset by $2.1 million of increased general and administrative costs associated with field support, managers-in-training and field compensation and bonus expense and $1.4 million of additional corporate compensation, payroll taxes and benefits primarily as a result of increasing our resources in consumer insights, research and development, productivity and human resources.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative costs increased in the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to the aforementioned $40.9 million of additional expenses associated with our initial public offering. Exclusive of these initial public offering related expenses, General and administrative costs increased $11.0 million in the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to the following: (i) $7.6 million of increased general and administrative costs associated with field support, managers-in-training and field compensation and bonus expense, (ii) $7.4 million of additional legal and other professional fees mainly resulting from amendment and restatement of a lease between OSI and PRP, (iii) $4.4 million of additional corporate compensation, payroll taxes and benefits primarily as a result of increasing our resources in consumer insights, research and development, productivity and human resources and (iv) $2.4 million of severance expenses. The increase was partially offset by a $7.6 million net increase in the cash surrender value of life insurance investments and a $2.5 million gain from the settlement of a lawsuit.

Provision for impaired assets and restaurant closings

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(in millions):	2012	2011	Change	2012	2011	Change
Provision for impaired assets and restaurant closings	$—	$1.2	$(1.2)	$9.1	$5.1	$4.0

Restaurant impairment charges primarily resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, mainly due to declining future cash flows from lower projected sales at existing locations and locations identified for relocation or renovation. See “Fair Value Measurements” included in “Liquidity and Capital Resources” for additional information.

(Loss) income from operations

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in millions):	2012	2011	Change	2012	2011	Change
(Loss) income from operations	$(11.5)	$21.0		$127.6	$152.5
% of Total revenues	(1.2)%	2.3%	(3.5)%	4.3%	5.3%	(1.0)%

During the three months ended September 30, 2012, we incurred a loss from operations as compared to income from operations in the same period in 2011 primarily as a result of the increased expenses in General and administrative costs associated with our initial public offering. This loss was partially offset by a 0.9% increase in operating margins at the restaurant level and higher average unit volumes at our restaurants. Operating margins are calculated as restaurant sales after deduction of the main restaurant-level operating costs (comprised of cost of sales, labor and other related costs and other restaurant operating expenses). Income from operations decreased in the nine months ended September 30, 2012 as compared to the same period in 2011 primarily as a result of the increased expenses in General and administrative associated with our initial public offering partially offset by an increase of 7.0% in operating margins at the restaurant level and higher average unit volumes at our restaurants.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loss on extinguishment of debt

During the first quarter of 2012, we recorded a $2.9 million loss related to the extinguishment of the CMBS Loan in connection with the refinancing. During the third quarter of 2012, we recorded a loss from the extinguishment of the senior notes of $9.0 million which included $2.4 million for the write-off of unamortized deferred financing fees that related to the extinguished senior notes. See “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description.

(Benefit) provision for income taxes

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2012	2011	Change	2012	2011	Change
Effective income tax rate	18.8%	14.6%	4.2%	18.0%	16.9%	1.1%

The net increases in the effective income tax rates in the three and nine months ended September 30, 2012 as compared to the same periods in the prior year were primarily due to an increase in the projected foreign pretax book income and the foreign provision being a higher percentage of projected consolidated pretax annual income in part due to the initial public offering costs impacting only the domestic pretax book income. For the nine months ended September 30, 2012, the net increase in the effective income tax rate was partially offset by the benefit of items required to be treated discretely, such as changes in domestic and foreign uncertain tax positions, as compared to the prior year.

The effective income tax rates for the three and nine months ended September 30, 2012 were lower than the combined federal and state statutory rate of 38.7% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the foreign rate differential and the elimination of noncontrolling interest together being such a large percentage of projected annual pretax income. This was partially offset by an increase in the valuation allowance. The effective income tax rates for the three and nine months ended September 30, 2011 were lower than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the foreign rate differential together being such a large percentage of projected annual pretax income. This was partially offset by an increase in the valuation allowance.

Liquidity and Capital Resources

During 2011, we experienced a strengthening of trends in consumer traffic and increases in comparable restaurant sales, operating cash flows and operating income. Our comparable restaurant sales continued to increase during 2012. Operating income exclusive of the one-time costs associated with our initial public offering also continued to increase during 2012.  However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.  We have continued to implement various cost-savings initiatives, including food cost decreases through waste reduction and supply chain and labor efficiency initiatives.  We developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.

On August 13, 2012, we completed an initial public offering of our common stock. On September 11, 2012, the underwriters in our initial public offering completed the exercise of their option to purchase up to 2,400,000 additional shares of common stock from us and certain of the selling stockholders. In the offering, (i) we issued and sold an aggregate of 14,196,845 shares of common stock (including 1,196,845 shares sold pursuant to the underwriters’ option to purchase additional shares) at a price to the public of $11.00 per share for aggregate gross offering proceeds of $156.2 million and (ii) certain of our stockholders sold 4,196,845 shares of our common stock (including 1,196,845 shares pursuant to the underwriters’ option to purchase additional shares) at a price to the public of $11.00 per share for aggregate gross offering proceeds of $46.2 million. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We received net proceeds in the offering of approximately $142.5 million after deducting underwriting discounts and commissions of approximately $9.4 million and offering related expenses of $4.3 million. All of the net proceeds, together with cash on hand, have been applied to the retirement of OSI’s 10% senior notes due 2015.

Upon completion of the initial public offering, our certificate of incorporation was amended and restated to provide for authorized capital stock of 475,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of undesignated preferred stock.

During the third quarter of 2012, OSI retired the aggregate outstanding principal amount of its 10% senior notes through a combination of a tender offer and early redemption call. The senior notes retirement was funded using a portion of the net proceeds from our initial public offering together with cash on hand. OSI paid an aggregate of $259.8 million to retire the senior notes, which included $248.1 million in aggregate outstanding principal, $6.5 million of prepayment premium and early tender incentive fees and $5.2 million of accrued interest. The senior notes were satisfied and discharged on August 13, 2012. As a result of these transactions, we recorded a loss from the extinguishment of debt of $9.0 million in the third quarter of 2012, which included $2.4 million for the write-off of unamortized deferred financing fees that related to the extinguished senior notes.

As of September 30, 2012, we had approximately $84.2 million in available unused borrowing capacity under OSI’s working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $65.8 million) and $75.0 million in available unused borrowing capacity under OSI’s pre-funded revolving credit facility that provided financing for capital expenditures only (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

On October 26, 2012, OSI completed a refinancing of its outstanding 2007 Credit Facilities. The new facilities consist of a $1.0 billion term loan B and a $225.0 million revolving credit facility maturing seven and five years after the closing date of the new facilities, respectively. At closing, the new term loan B was fully drawn and $45.0 million was drawn on the revolving credit facility and $65.8 million of the credit facility was committed for the issuance of letters of credit and not available for borrowing. On October 31, 2012, OSI repaid $15.0 million of the amount outstanding on the revolving credit facility. Additional information related to the new facilities is included in “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund normal debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully. At September 30, 2012, we were in compliance with our covenants.

SUMMARY OF CASH FLOWS

We require capital primarily for principal and interest payments on our debt, prepayment requirements under our term loan facility (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), obligations related to our deferred compensation plans, the development of new restaurants, remodeling older restaurants, investments in technology and acquisitions of the interests of our franchisees and joint venture partners.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Net cash provided by operating activities	$80,950	$106,417
Net cash provided by (used in) investing activities	58,698	(83,756)
Net cash used in financing activities	(456,452)	(125,382)
Effect of exchange rate changes on cash and cash equivalents	2,995	(3,770)
Net decrease in cash and cash equivalents	$(313,809)	$(106,491)

Operating activities

Net cash provided by operating activities decreased in the nine months ended September 30, 2012 as compared to the same period in 2011 primarily as a result of payments associated with the initial public offering (see General and administrative expenses discussion in “Results of Operations” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), timing of trade payable and payroll payments and an increase in gift card redemptions in the current year as compared to the prior year.  The decrease in net cash provided by operating activities was partially offset by an increase in cash generated from restaurant operations due to increases in comparable restaurant sales and the timing of collections of holiday gift card sales from third-party vendors.

Investing activities

Net cash provided by investing activities during the nine months ended September 30, 2012 consisted primarily of proceeds from the Sale-Leaseback Transaction of $192.9 million and proceeds from the sale of property, fixtures and equipment of $2.6 million partially offset by capital expenditures of $134.2 million and the $2.9 million net difference in restricted cash. Net cash used in investing activities during the nine months ended September 30, 2011 consisted primarily of capital expenditures of $85.3 million and the $0.9 million net difference in restricted cash for capital expenditures, property taxes and certain deferred compensation plans.

We estimate that our capital expenditures will total between approximately $200.0 million and $220.0 million in 2012. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout the remainder of 2012.

Financing activities

Net cash used in financing activities during the nine months ended September 30, 2012 was primarily attributable to the following: (i) extinguishment of debt of $1.0 billion, (ii) repayments of long-term debt and borrowings on revolving credit facilities of $51.9 million, (iii) repayments of partner deposits and accrued partner obligations of $20.9 million, (iv) distributions to noncontrolling interests of $11.1 million and (v) deferred financing fees of $5.4 million.  This was partially offset by the following: (i) proceeds from the issuance of long-term debt of $495.2 million, (ii) proceeds from the issuance of common stock of $142.5 million and (iii) proceeds from borrowings on revolving credit facilities of $25.0 million. Net cash used in financing activities during the nine months ended September 30, 2011 was primarily attributable to the following: (i) repayments of long-term debt and borrowings on revolving credit facilities of $91.6 million, (ii) repayments of partner deposits and accrued partner obligations of $29.2 million and (iii) distributions to noncontrolling interests of $9.8 million partially offset by proceeds from borrowings on revolving credit facilities of $7.0 million.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Current assets decreased to $370.8 million at September 30, 2012 as compared with $708.3 million at December 31, 2011. This decrease was primarily due to a $322.6 million net decrease in Cash and cash equivalents (see “Summary of Cash Flows” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and the Current portion of restricted cash and a $23.5 million decrease in Other current assets primarily due to a decrease in third-party gift card receivables as a result of seasonality in gift card sales.

Current liabilities decreased to $572.7 million at September 30, 2012 as compared with $956.4 million at December 31, 2011 primarily due to the following: (i) a $266.6 million decrease in the Current portion of long-term debt (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), (ii) a $121.5 million decrease in Unearned revenue as a result of the seasonal pattern of gift card and promotional sales and redemptions and (iii) a $32.4 million decrease in Accrued and other current liabilities mainly from a decrease in accrued payroll and other compensation for the 2011 related compensation paid in March 2012. This decrease was partially offset by a $24.5 million reclassification of guaranteed debt from long-term to current based on the April 2013 maturity of the uncollateralized line of credit of RY-8, our joint venture partner, that OSI guarantees.

Working capital (deficit) totaled ($201.9) million and ($248.1) million at September 30, 2012 and December 31, 2011, respectively, and included Unearned revenue from unredeemed gift cards of $178.0 million and $299.6 million at September 30, 2012 and December 31, 2011, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and for capital expenditures.

TRANSACTIONS

Effective March 14, 2012, we entered into the Sale-Leaseback Transaction with two third-party real estate institutional investors in which we sold 67 restaurant properties at fair market value for net proceeds of $192.9 million.  We then simultaneously leased these properties back under nine master leases (collectively, the “REIT Master Leases”).  The initial terms of the REIT Master Leases are 20 years with four five-year renewal options.  One renewal period is at a fixed rental amount and the last three renewal periods are generally based at then-current fair market values.  The sale at fair market value and subsequent leaseback qualified for sale-leaseback accounting treatment, and the REIT Master Leases are classified as operating leases. We deferred the recognition of the $42.9 million gain on the sale of certain of the properties primarily in the line item “Other long-term liabilities, net” in our Consolidated Balance Sheet at the time of the transaction, which is amortized over the initial term of the lease.

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
On May 10, 2012, the retention bonus and the incentive bonus agreements with our CEO were amended. Under the terms of the amendments, the remaining payments under each agreement were accelerated to a single lump sum payment of $22.4 million as a result of the completion of our initial public offering, which was paid in the third quarter of 2012. We recorded $18.1 million for the accelerated bonus expense in the line item “General and administrative” in our Consolidated Statement of Operations and Comprehensive (Loss) Income for the three months ended September 30, 2012.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Upon completion of our initial public offering, we recorded approximately $16.0 million of aggregate non-cash compensation expense with respect to (i) certain stock options held by our CEO that become exercisable (to the extent then vested) if following the offering, the volume-weighted average trading price of our common stock is equal to or greater than specified performance targets over a six-month period and (ii) the time vested portion of outstanding stock options containing a management call option due to the automatic termination of the call option upon completion of the offering. Additionally, we expect to record an additional $19.6 million in stock-based compensation expense through 2017 related to the portion of these same stock options that will continue to vest following the offering. These amounts are only for the stock options described in (i) and (ii) above and are in addition to stock-based compensation expense we will recognize related to other outstanding equity awards and other equity awards that may be granted in the future. See “—Critical Accounting Policies and Estimates—Stock-Based Compensation” in our Registration Statement for a further description of the call option.

On September 30, 2012, we purchased the outstanding partnership interests that we did not already own in limited partnerships that either had a contractual right to varying percentages of cash flows in or owned 15 Carrabba’s Italian Grill and nine Bonefish Grill restaurants for an aggregate purchase price of $17.7 million. Of the aggregate purchase price, 20% was paid in cash on October 1, 2012, and the remaining balance was paid in the form of a promissory note due on or before December 21, 2012.

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

The senior secured term loan facility matures June 14, 2014.  At each rate adjustment, OSI has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus 0.5 of 1.0% (3.25% at September 30, 2012 and December 31, 2011).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (ranging from 0.25% to 0.50% and from 0.38% to 0.88% at September 30, 2012 and December 31, 2011, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the associated Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at September 30, 2012 and December 31, 2011).
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

OSI’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1.0 billion at September 30, 2012 and December 31, 2011. OSI classified $13.1 million of its term loans as current at September 30, 2012 and December 31, 2011 due to its required quarterly payments and the results of its projected and actual covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required. The amount of outstanding term loans required to be prepaid in accordance with OSI’s debt covenants may vary based on year-end results.

Proceeds of loans and letters of credit under OSI’s $150.0 million working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at September 30, 2012 and December 31, 2011; however, $65.8 million and $67.6 million, respectively, of the credit facility was committed for the issuance of letters of credit and not available for borrowing.  OSI may have to extend additional letters of credit in the future.  If the need for letters of credit exceeds the $75.0 million maximum permitted by OSI’s working capital revolving credit facility, OSI may have to use cash to fulfill its collateral requirements.

Proceeds of loans under OSI’s $100.0 million pre-funded revolving credit facility, which expires on June 14, 2013, are available to provide financing for capital expenditures, if the capital expenditure account described above has a zero balance. There was $25.0 million and $33.0 million outstanding under OSI’s pre-funded revolving credit facility as of September 30, 2012 and December 31, 2011, respectively.  This borrowing was recorded in “Current portion of long-term debt” in our Consolidated Balance Sheet, as OSI is required to repay any outstanding borrowings in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement.

At September 30, 2012 and December 31, 2011, OSI was in compliance with its debt covenants. See our audited financial statements and notes thereto for the year ended December 31, 2011 included in our Registration Statement for further information about OSI’s debt covenant requirements.

On October 26, 2012, OSI completed a refinancing of its outstanding 2007 Credit Facilities and entered into a Credit Agreement with a syndicate of institutional lenders and financial institutions.  The New Facility provides for senior secured financing of up to $1.225 billion, consisting of a $1.0 billion term loan B and a $225.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities.

The new senior secured term loan B matures October 26, 2019.  The borrowings under this facility bear interest at rates ranging from 225 to 250 basis points over the Base Rate or 325 to 350 basis points over the Eurocurrency Rate as defined in the Credit Agreement.  The Base Rate option is the highest of (i) the prime rate of Deutsche Bank Trust Company Americas, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency Rate with a one month interest period plus 1.0%.  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate.  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders. With respect to the new senior secured term loan B, the Base Rate is subject to an interest rate floor of 2.25% and the Eurocurrency Rate is subject to an interest rate floor of 1.25%.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OSI is required to prepay outstanding term loans, subject to certain exceptions, with:

•
50% of its “annual excess cash flow” (with step-downs to 25% and 0% based upon its consolidated first lien net leverage ratio), as defined in the Credit Agreement, beginning with the fiscal year ending December 31, 2013 and subject to certain exceptions;

•	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

The New Facility requires scheduled quarterly payments on the term loan B equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters commencing on the quarter ending March 31, 2013.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.

The revolving credit facility portion of the New Facility matures October 26, 2017 and provides for swing-line loans and letters of credit of up to $225.0 million for working capital and general corporate purposes.  Total outstanding letters of credit issued under its new revolving credit facility may not exceed $100.0 million. The revolving credit facility bears interest at rates ranging from 200 to 250 basis points over the Base Rate or 300 to 350 basis points over the Eurocurrency Rate.  At closing, $45.0 million was drawn under the revolving credit facility and $65.8 million of the credit facility was committed for the issuance of letters of credit and not available for borrowing. On October 31, 2012, OSI repaid $15.0 million of the amount outstanding on the revolving credit facility.

The New Facility requires OSI to comply with certain covenants, including, in the case of the revolving credit facility, a covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”) test. The TNLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Credit Agreement) and may not exceed a level set at 6.00 to 1.00 for the last day of any fiscal quarter in 2012 or 2013, with step-downs over a four-year period to a maximum level of 5.00 to 1.00 in 2017. The other negative covenants limit, but provide exceptions for, OSI’s ability and the ability of its restricted subsidiaries to take various actions relating to indebtedness, significant payments, mergers and similar transactions. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default.

The New Facility is guaranteed by each of OSI’s current and future domestic 100% owned restricted subsidiaries in the Outback Steakhouse and Carrabba’s Italian Grill concepts and certain other subsidiaries and by OSI HoldCo, OSI’s direct owner and our indirect, wholly-owned subsidiary.

OSI’s obligations are secured by substantially all of their assets and assets of the Guarantors and OSI HoldCo, in each case, now owned or later acquired, including a pledge of all of OSI’s capital stock, the capital stock of substantially all of OSI’s domestic subsidiaries and 65% of the capital stock of foreign subsidiaries that are directly owned by OSI, OSI HoldCo, or a Guarantor. OSI is also required to provide additional guarantees of the New Facility in the future from other domestic wholly-owned restricted subsidiaries if the Consolidated EBITDA attributable to OSI’s non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of the Consolidated EBITDA of OSI and its restricted subsidiaries. If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate Consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of the Consolidated EBITDA of OSI and its restricted subsidiaries.

In the fourth quarter of 2012, we expect to record expenses for professional fees incurred in connection with the refinancing as well as a loss on the extinguishment of the Prior Facility for the write-off of capitalized deferred financing fees.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2012, we refinanced the debt at PRP. Until that time, PRP had first mortgage and mezzanine notes (together, the commercial mortgage-backed securities loan, or the “CMBS Loan”) totaling $790.0 million, which were entered into on June 14, 2007. As part of the CMBS Loan, German American Capital Corporation and Bank of America, N.A. et al (the “Lenders”) had a security interest in the acquired real estate and related improvements, and direct and indirect equity interests of certain of our subsidiaries. The CMBS Loan comprised a note payable and four mezzanine notes. All notes bore interest at the one-month LIBOR which was 0.28% at December 31, 2011, plus an applicable spread which ranged from 0.51% to 4.25%. Interest-only payments were made on the ninth calendar day of each month and interest accrued beginning on the fifteenth calendar day of the preceding month.

Effective March 27, 2012, New PRP entered into a new commercial mortgage-backed securities loan (the “2012 CMBS Loan”) with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and was comprised of a first mortgage loan in the amount of $324.8 million, collateralized by 261 of our properties, and two mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017. The first mortgage loan has five fixed rate components and a floating rate component. The fixed rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day LIBOR rate (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.0% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum. The proceeds from the 2012 CMBS Loan, together with the proceeds from the Sale-Leaseback Transaction and excess cash held in PRP, were used to repay PRP’s existing CMBS Loan. As a result of the 2012 CMBS Loan refinancing, the net amount repaid along with scheduled maturities within one year, $281.3 million was classified as current at December 31, 2011. During the first quarter of 2012, we recorded a $2.9 million loss related to the extinguishment in the line item, “Loss on extinguishment of debt” in our Consolidated Statement of Operations and Comprehensive (Loss) Income. We deferred $7.6 million of financing costs incurred to complete this transaction of which $2.2 million had been capitalized as of December 31, 2011 and the remainder was capitalized in the first quarter of 2012. These deferred financing costs are included in the line item, “Other assets, net” in our Consolidated Balance Sheets. At September 30, 2012, the outstanding balance, excluding the debt discount, on the 2012 CMBS Loan was $496.2 million.

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

On June 14, 2007, OSI issued senior notes in an original aggregate principal amount of $550.0 million under an indenture among OSI, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and each of OSI’s current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse and Carrabba’s Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”).  The senior notes were scheduled to mature on June 15, 2015.  Interest was payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15.  Interest payments to the holders of record of the senior notes occurred on the immediately preceding June 1 and December 1.  Interest was computed on the basis of a 360-day year consisting of twelve 30-day months.

During the third quarter of 2012, OSI retired the aggregate outstanding principal amount of its senior notes through a tender offer and subsequent early redemption call, which resulted in the satisfaction and discharge of this obligation. (see “Liquidity and Capital Resources” introduction included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There were no senior notes outstanding at September 30, 2012 and a principal balance of $248.1 million outstanding at December 31, 2011.

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

We are highly leveraged and exposed to interest rate risk to the extent of our variable-rate debt. We used an interest rate cap with a notional amount of $775.7 million as a method to limit the volatility of PRP’s variable-rate CMBS Loan. During the first quarter of 2012, this interest rate cap was terminated. In connection with the 2012 CMBS Loan refinancing that was effective in March 2012, a Rate Cap with a notional amount of $48.7 million was entered into for similar purposes (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The interest rate caps did not have any fair market value at September 30, 2012 and December 31, 2011.

We invested $37.7 million of our excess cash in money market funds classified as Cash and cash equivalents or restricted cash in our Consolidated Balance Sheet at December 31, 2011 at a net value of 1:1 for each dollar invested. The fair value of the investment in the money market funds is determined by using quoted prices for identical assets in an active market. As a result, we have determined that the inputs used to value this investment fall within Level 1 of the fair value hierarchy. The amount of excess cash invested in money market funds at September 30, 2012 was immaterial to our consolidated financial statements.

We recorded $9.1 million of impairment charges during the nine months ended September 30, 2012 as a result of fair value measurement on a nonrecurring basis primarily related to certain specifically identified restaurant locations with individual store under-performance or having been designated for relocation or renovation.  As of September 30, 2012, there was $2.7 million of remaining fair value associated with long-lived assets for which asset impairment losses were recognized during the nine months ended September 30, 2012. Impairment losses for long-lived assets held and used were recognized in the line item “Provision for impaired assets and restaurant closings” in our Consolidated Statements of Operations and Comprehensive (Loss) Income. There were no impairment charges recognized during the three months ended September 30, 2012.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents quantitative information related to the unobservable inputs used in our Level 3 fair value measurements for the impairment loss incurred in the nine months ended September 30, 2012:

UNOBSERVABLE INPUT	RANGE
Weighted-average costs of capital (1)	10.4% - 11.2%
Long-term growth rate	3.0%
Annual revenue growth rates (2)	(8.7)% - 4.3%
________________

(1)	Weighted average of the costs of capital unobservable input range for the nine months ended September 30, 2012 was 10.9%.

(2)	Weighted average of the annual revenue growth rate unobservable input range for the nine months ended September 30, 2012 was 2.6%.

We did not have any other material impairment charges as a result of fair value measurements on a nonrecurring basis during the three and nine months ended September 30, 2012.

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

In April 2011, we implemented modifications to our managing and chef partner compensation structure to provide greater incentives for sales and profit growth.  Under the revised program, managing and chef partners continue to sign five-year employment agreements and receive monthly distributions of the same percentage of their restaurant’s cash flow as under the prior program. However, under the revised program, in lieu of participation in the PEP, managing partners and chef partners are eligible to receive deferred compensation payments under a new Partner Ownership Account Plan (the “POA”).  The POA places greater emphasis on year-over-year growth in cash flow than the PEP. Managing and chef partners will receive a greater value under the POA than they would have received under the PEP if certain levels of year-over-year cash flow growth are achieved and a lesser value than under the PEP if these levels are not achieved. As of September 30, 2012 and December 31, 2011, our POA liability was $14.0 million and $8.0 million, respectively, which primarily was recorded in the line item “Partner deposits and accrued partner obligations” in our Consolidated Balance Sheets.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2012, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $118.0 million, of which $16.2 million and $101.8 million was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities, net,” respectively, in our Consolidated Balance Sheet. As of December 31, 2011, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $107.8 million, of which $11.8 million and $96.0 million was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities, net,” respectively, in our Consolidated Balance Sheet. Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of September 30, 2012 and December 31, 2011, we had approximately $60.5 million and $56.9 million, respectively, in various corporate owned life insurance policies and another $5.9 million and $0.3 million, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations primarily under the PEP, Supplemental PEP and POA. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

As of September 30, 2012 and December 31, 2011, there were $61.1 million and $55.6 million, respectively, of unfunded obligations primarily related to the PEP, Supplemental PEP and POA, excluding amounts not yet contributed to the partners’ investment funds, which may require the use of cash resources in the future.

We require the use of capital to fund the PEP and the POA as each managing and chef partner earns a contribution, and currently estimate funding requirements ranging from $17.0 million to $19.0 million for PEP and from $5.0 million to $7.0 million for POA in each of the two years through September 30, 2014.  Actual funding of the current PEP and POA obligations and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

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

Should we determine that we would be able to realize our remaining deferred income tax assets in the foreseeable future, a release of all, or part, of the related valuation allowance could cause an immediate material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income among other items in determining whether a full or partial release of a valuation allowance is required. In addition, our assessments sometimes require us to schedule future taxable income in accordance with the applicable tax accounting guidance to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment. Such release of the valuation allowance could occur within the next 12 months upon resolution of the aforementioned uncertainties.

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
As of September 30, 2012 and December 31, 2011, we had $168.3 million and $482.1 million, respectively, in cash and cash equivalents (excluding restricted cash of $27.1 million and $24.3 million, respectively), of which approximately $79.1 million and $82.2 million, respectively, was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. Based on domestic cash and working capital projections, we believe we will generate sufficient cash flows from our United States operations to meet our future debt repayment requirements, anticipated working capital needs and planned capital expenditures in the United States, as well as all of our other domestic business needs.
A provision for income taxes has not been recorded for any United States or additional foreign taxes on undistributed earnings related to our foreign affiliates as these earnings were and are expected to continue to be permanently reinvested. If we identify an exception to our general reinvestment policy of undistributed earnings, additional taxes will be posted. It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings. The international jurisdictions in which we operate do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

BLOOMIN’ BRANDS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIVIDENDS

Payment of dividends by OSI to Bloomin’ Brands is restricted under both OSI’s 2007 Credit Facilities and the Credit Agreement to dividends for the purpose of paying Bloomin’ Brands’ franchise and income taxes and ordinary course operating expenses; dividends for certain other limited purposes; and other dividends subject to an aggregate cap over the term of the respective agreement. The 2007 Credit Facilities also had an annual cap on dividends from OSI to Bloomin’ Brands of $2.5 million, which is no longer applicable under the terms of the Credit Agreement.

Our board of directors does not intend to pay regular dividends on our common stock. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in OSI’s senior credit facility and other considerations, determine to pay dividends in the future.

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying value before applying the two-step quantitative impairment test. If it is determined through the qualitative assessment that an indefinite-lived intangible asset’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to go directly to the quantitative assessment. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We will adopt ASU No. 2012-02 effective January 1, 2013. This guidance will not have an impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from our Initial Public Offering

On August 13, 2012, we completed the initial public offering of our common stock pursuant to a Registration Statement (File No. 333-180615), that was declared effective on August 7, 2012. Under the Registration Statement, (i) we issued and sold an aggregate of 13,000,000 shares of our common stock at a price to the public of $11.00 per share for aggregate gross offering proceeds of $143.0 million and (ii) certain of our stockholders sold 3,000,000 shares of our common stock at a price to the public of $11.00 per share for aggregate gross offering proceeds of $33.0 million.
BofA Merrill Lynch, Morgan Stanley, J.P. Morgan, Deutsche Bank Securities and Goldman, Sachs & Co. acted as joint book running managers of the offering. The offering commenced on July 25, 2012 and closed on August 13, 2012.
On September 11, 2012, the underwriters in our initial public offering completed the exercise of their option to purchase up to 2,400,000 additional shares of common stock from us and certain of the selling stockholders. The underwriters purchased 1,196,845 shares from Bloomin’ Brands and 1,196,845 shares from certain of the selling stockholders at the initial public offering price of $11.00 per share, less the underwriting discount, for aggregate gross offering proceeds of $13.2 million to each respective party.
We received net proceeds in the offering (including the exercise of the underwriters’ option) of approximately $142.5 million after deducting underwriting discounts and commissions of approximately $9.4 million and offering related expenses of $4.3 million. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders. As disclosed in the Registration Statement, the net proceeds, together with cash on hand, were applied to the retirement of OSI’s senior notes.

BLOOMIN’ BRANDS, INC.

Item 6.  Exhibits

Number	Description

10.1*
Credit Agreement dated October 26, 2012 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Lenders and Deutsche Bank Trust Company Americas, as administrative agent for the Lenders (filed herewith)

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

* Portions of Exhibit 10.1 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

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

Date:	November 8, 2012	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]