Form 10-K
period 2012-12-31
Bloomin' Brands, Inc.
filed 2013-03-04
CIK 1546417

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2012
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
Commission File Number: 001-35625

BLOOMIN’ BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8023465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607
(Address of principal executive offices) (Zip Code)

(813) 282-1225
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐  NO  ☒

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
YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer  ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of Bloomin’ Brands, Inc. computed by reference to the closing price of the registrant’s common stock on the Nasdaq Global Select Market as of August 8, 2012, was approximately $235.8 million. As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

As of February 25, 2013, 121,529,446 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders on April 24, 2013, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2012, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BLOOMIN’ BRANDS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2012

BLOOMIN’ BRANDS, INC.

PART I

Cautionary Statement

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “feels,” “seeks,” “forecasts,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this filing, which include, but are not limited to, the following:

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

(iii)
Our ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants; our ability to obtain appropriate real estate sites at acceptable prices; our ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis; the impact of government moratoriums or approval processes, which could result in significant delays; our ability to obtain all necessary contractors and subcontractors; union activities such as picketing and hand billing that could delay construction; our ability to generate or borrow funds; our ability to negotiate suitable lease terms; our ability to recruit and train skilled management and restaurant employees; and our ability to receive the premises from the landlord’s developer without any delays;

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

(vii)
Our results can be impacted by unanticipated changes in our tax rates, exposure to additional income tax liabilities, a change in our ability to realize deferred tax benefits or the timing and amount of a reversal of recorded deferred tax benefit valuation allowances;

BLOOMIN’ BRANDS, INC.

(viii)	Minimum wage increases and mandated employee benefits could cause a significant increase in our labor costs;

(ix)
Commodities, including but not limited to, such items as beef, chicken, shrimp, pork, seafood, dairy, produce, potatoes, onions and energy supplies, are subject to fluctuation in price and availability and price could increase or decrease more than we expect;

(x)	Our results can be affected by consumer reaction to public health issues;

(xi)	Our results can be affected by consumer perception of food safety;

(xii)	We could face liabilities if we are unable to protect customer credit and debit card data or personal employee information; and

(xiii)
Our substantial leverage and significant restrictive covenants in our various credit facilities could adversely affect our ability to raise additional capital to fund our operations, limit our ability to make capital expenditures to invest in new or renovate restaurants, limit our ability to react to changes in the economy or our industry, and expose us to interest rate risk in connection with our variable-rate debt.

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

BLOOMIN’ BRANDS, INC.

Item 1.    Business

GENERAL

Bloomin’ Brands, Inc. (“Bloomin’ Brands,” the “Company,” “we,” “us,” “our,” and other similar terms mean Bloomin’ Brands, Inc. and its subsidiaries, except where the context indicates otherwise) is one of the largest casual dining restaurant companies in the world, with a portfolio of leading, differentiated restaurant concepts. We own and operate 1,268 restaurants and have 203 restaurants operating under franchise or joint venture arrangements across 48 states, Puerto Rico, Guam and 19 countries. We have five founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Each of our concepts maintains its unique, founder-inspired brand identity and entrepreneurial culture to provide a compelling customer experience combining great food, highly-attentive service and lively ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment.

In 2010, we launched a new strategic plan and operating model, strengthened our management team and adapted practices from the consumer products and retail industries to complement our restaurant acumen and enhance our brand management, analytics and innovation. This new model keeps the customer at the center of our decision-making and focuses on continuous innovation and productivity to drive sustainable sales and profit growth. We have made these changes while preserving our entrepreneurial culture at the operating level. Our restaurant managing partners are a key element of this culture, each of whom shares in the cash flows of his or her restaurant after making a required initial cash investment.

OUR HISTORY

Our predecessor OSI Restaurant Partners, Inc., was incorporated in August 1987, and we opened our first Outback Steakhouse restaurant in 1988. We became a Delaware corporation in 1991 as part of a corporate reorganization completed in connection with our predecessor’s initial public offering. Between 1993 and 2002, we acquired or developed our other restaurant concepts, and in 1996, we began expanding the Outback Steakhouse concept internationally.

Bloomin’ Brands, formerly known as Kangaroo Holdings, Inc., was incorporated in Delaware in October 2006 by an investor group comprised of funds advised by Bain Capital Partners, LLC (“Bain Capital”) and Catterton Management Company, LLC (“Catterton”), who we collectively refer to as our “Sponsors,” and Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon, whom we collectively refer to as our “Founders,” and members of our management. On June 14, 2007, we acquired OSI Restaurant Partners, Inc. by means of a merger and related transactions, referred to in this report as the “Merger.” At the time of the Merger, OSI Restaurant Partners, Inc. was converted into a Delaware limited liability company named OSI Restaurant Partners, LLC (“OSI”). In connection with the Merger, we implemented a new ownership and financing arrangement for our owned restaurant properties, pursuant to which Private Restaurant Properties, LLC (“PRP”), our indirect wholly-owned subsidiary, acquired 343 restaurant properties then owned by OSI and leased them back to subsidiaries of OSI. In March 2012, we refinanced the commercial mortgage-backed securities loan (the “CMBS Loan”) that we entered into in 2007 in connection with the Merger with a new commercial mortgage-backed securities loan. Following the refinancing, OSI remains our primary operating entity and New Private Restaurant Properties, LLC, another indirect wholly-owned subsidiary of ours, continues to lease 261 of our owned restaurant properties to OSI subsidiaries. In August 2012, we completed an initial public offering of our common stock. An investor group comprised of funds advised by our Sponsors and two of our Founders continue to beneficially own a controlling interest of our common stock.

BLOOMIN’ BRANDS, INC.

OUR RESTAURANT CONCEPTS

As of December 31, 2012, the 1,471 full-service restaurants in our restaurant system consisted of the following, identified by concept and ownership structure:

	Outback Steakhouse (domestic)(1)	Outback Steakhouse (international)(1)	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse and Wine Bar	Roy’s	Total
Company-owned	665	115	234	167	65	22	1,268
Development joint venture	—	41	—	—	—	—	41
Franchise	106	48	1	7	—	—	162
Total	771	204	235	174	65	22	1,471
____________________

(1)	One Company-owned restaurant in Puerto Rico that was previously included in Outback Steakhouse (international) in prior filings is now included in Outback Steakhouse (domestic).

Our core concepts are Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar. Our Roy’s concept operated as a 50/50 joint venture until October 1, 2012, when we acquired the remaining joint venture interests.

Our restaurant concepts range in price point and degree of formality from casual (Outback Steakhouse and Carrabba’s Italian Grill) to polished casual (Bonefish Grill) and fine dining (Fleming’s Prime Steakhouse and Wine Bar and Roy’s). Polished casual seeks to deliver the design elements, food quality and knowledgeable service suggestive of fine dining restaurants, except that the atmosphere is more relaxed and the prices are lower than fine dining. We source ingredients from around the world, which we believe allows us to achieve a high degree of freshness and quality and maintain the authenticity of our recipes, while keeping costs in line with the target pricing for our concepts.

Outback Steakhouse - Domestic

Outback Steakhouse is a casual dining steakhouse featuring high quality, freshly prepared food, attentive service and Australian décor. As of December 31, 2012, we owned and operated 665 restaurants and 106 restaurants were franchised across 48 states and Puerto Rico.

The Outback Steakhouse menu offers several cuts of uniquely seasoned and seared or wood-fire grilled steaks, chops, chicken, seafood, pasta, salads and seasonal specials. We use fresh and authentic ingredients, such as USDA Choice steaks and imported Danish blue cheese, and make items such as our sauces, soups, salad dressings, and chocolate sauce from scratch. The menu also includes several specialty appetizers, including our signature “Bloomin’ Onion®,” and desserts, together with full bar service featuring Australian wine and beer. Alcoholic beverages account for approximately 11% of domestic Outback Steakhouse’s restaurant sales. The average check per person, which varies for all of our concepts based on limited-time offers, special menu items and promotions, was approximately $20 during 2012.

The décor includes a contemporary, casual atmosphere with blond woods, large booths and tables and Australian artwork. Outback Steakhouse restaurants serve dinner every day of the week and most locations are open for lunch on Saturday and Sunday. Some locations are also open for lunch Monday through Friday.

Carrabba’s Italian Grill

Carrabba’s Italian Grill is an authentic Italian casual dining restaurant featuring high quality handcrafted dishes, an exhibition kitchen and a welcoming atmosphere. As of December 31, 2012, we owned and operated 234 restaurants and franchised one restaurant across 32 states.

BLOOMIN’ BRANDS, INC.

The Carrabba’s Italian Grill menu includes a variety of Italian pasta, chicken and seafood dishes and wood-fired pizza. Our use of a wood-fired grill, combined with our signature grill seasoning, produces Italian dishes with flavors we believe are unique to the category. Our ingredients are sourced from around the world, such as our Prince Edward Island mussels, our extra virgin olive oil imported from Catalonia, Spain, and our pasta imported from a small town outside Pompeii, to meet our quality specifications. We grate our fresh romano and parmesan cheese daily and prepare items such as soups, sauces, lasagna, mozzarella sticks, salad dressings and desserts, including the roasted cinnamon rum pecans that top our John Cole dessert, from scratch. The menu also includes specialty appetizers, desserts and coffees, together with full bar service featuring Italian wines and specialty drinks. Alcoholic beverages account for approximately 16% of Carrabba’s Italian Grill’s restaurant sales. The average check per person was approximately $21 during 2012.

The décor includes dark woods, large booths and tables and Italian memorabilia featuring Carrabba family photos and authentic Italian pottery. Our traditional Italian exhibition kitchen allows customers to watch hand-made dishes being prepared. Carrabba’s Italian Grill restaurants serve dinner every day of the week and the majority are open for lunch on Saturday and Sunday.

Bonefish Grill

Bonefish Grill is a polished casual seafood restaurant featuring market fresh grilled fish, high-end yet approachable service and a lively bar. Servers wear chef coats to underscore their knowledge and professionalism, and guide guests through a comfortable rather than stuffy dining experience. As of December 31, 2012, we owned and operated 167 and franchised seven restaurants across 29 states.

The Bonefish Grill menu is anchored by fresh fish, hand-cut and topped with freshly prepared sauces and seasonal seafood specials. These selections are based on the types of seafood then available to the restaurant to ensure a fresh and flavorful meal. In addition, Bonefish Grill offers beef, pork and chicken entrees, several specialty appetizers, including our signature “Bang Bang Shrimp®,” and desserts. Bonefish Grill’s bar provides an energetic setting for drinks, dining and socializing, with large tables, music from emerging artists and a bar menu featuring a large variety of hand crafted cocktails, a specialty martini list, wine and regional beer selections. Alcoholic beverages account for approximately 24% of Bonefish Grill’s restaurant sales. The average check per person was approximately $23 in 2012.

The décor is warm and inviting, with hardwood floors, large booths and tables and distinctive artwork inspired by regional coastal settings. Bonefish Grill restaurants typically serve dinner only, but began serving Sunday brunch in 2012 at select locations.

Fleming’s Prime Steakhouse and Wine Bar

Fleming’s Prime Steakhouse and Wine Bar is an upscale, contemporary prime steakhouse for food and wine lovers seeking a stylish, lively and memorable dining experience. As of December 31, 2012, we owned and operated 65 Fleming’s Prime Steakhouse and Wine Bar restaurants across 28 states.

The Fleming’s Prime Steakhouse and Wine Bar menu features prime cuts of beef, fresh seafood, and pork, veal and chicken entrees accompanied by an extensive assortment of freshly prepared salads and side dishes available a la carte, plus several specialty appetizers and desserts. Fleming’s Prime Steakhouse and Wine Bar steak selection features USDA Prime corn-fed beef, aged up to four weeks for flavor and texture, and a selection of sizes and cuts, all seared and broiled at 1,600 degrees to seal in the beef’s natural juices and flavors. Among national high-end steak concepts, Fleming’s Prime Steakhouse and Wine Bar offers the largest selection of wines by the glass, with 100 quality wines available, as well as specialty cocktails. Alcoholic beverages account for approximately 30% of Fleming’s Prime Steakhouse and Wine Bar’s restaurant sales. The average check per person was approximately $67 in 2012.

BLOOMIN’ BRANDS, INC.

The décor features an open dining room built around an exhibition kitchen and expansive bar, with lighter woods and colors with rich cherry wood accents and high ceilings. Private dining rooms are available for private gatherings or corporate functions. Fleming’s Prime Steakhouse and Wine Bar restaurants serve dinner only.

Roy’s

Roy’s provides an upscale dining experience featuring Pacific Rim cuisine. As of December 31, 2012, we owned and operated 22 Roy’s restaurants located across seven states. We did not have an economic interest in nine Roy’s as of December 31, 2012, including six in Hawaii and one each in the continental United States, Japan and Guam.

The Roy’s menu offers Chef Roy Yamaguchi’s “Hawaiian Fusion” cuisine, a blend of bold Asian spices, European sauces and local ingredients, and features a variety of fish and seafood, beef, short ribs, pork, lamb and chicken. The menu also includes several specialty appetizers and desserts. In addition to full bar service, Roy’s offers a large selection of highly rated wines. Alcoholic beverages account for approximately 27% of Roy’s restaurant sales. The average check per person was approximately $58 during 2012.

The décor features large dining rooms, a lounge area, an outdoor dining patio in certain locations and Roy’s signature exhibition kitchen. Private dining rooms are available for private gatherings or corporate functions. The majority of Roy’s restaurants serve dinner only.

Outback Steakhouse - International

Outback Steakhouse International is our business unit for developing and operating Outback Steakhouse restaurants outside of the U.S. In 2011, we enhanced our international organizational structure by adding a new unit president and recruiting internal and external talent from market-leading companies with the experience we believe is needed to drive international growth. We have integrated this team into our corporate headquarters to leverage enterprise-wide capabilities, including marketing, finance, consumer research and analytics, real estate development, information technology, legal, supply chain management and productivity in order to support both Company-owned and franchised locations. In addition, our Company-owned and joint venture operations in South Korea, Hong Kong, China and Brazil have cross-functional, local management staff in place to grow and support restaurants in those locations.

BLOOMIN’ BRANDS, INC.

Our other concepts currently do not operate outside of the U.S. As of December 31, 2012, we owned and operated 115 international Outback Steakhouse restaurants, 41 were owned and operated through a joint venture and 48 were operated under franchise arrangements across 19 countries and Guam as follows:

Country/Territory	Ownership Type	Total
South Korea	Company-owned	106
Hong Kong	Company-owned	8
China (Mainland)	Company-owned	1
Brazil	Joint venture	41
Japan	Franchise	10
Australia	Franchise	6
Mexico	Franchise	5
Taiwan	Franchise	5
Canada	Franchise	4
Indonesia	Franchise	3
Philippines	Franchise	3
Saudi Arabia	Franchise	3
United Arab Emirates	Franchise	2
Costa Rica	Franchise	1
Dominican Republic	Franchise	1
Egypt	Franchise	1
Guam	Franchise	1
Malaysia	Franchise	1
Singapore	Franchise	1
Thailand	Franchise	1
Total		204

Financial information about geographic areas is included in this Form 10-K in Item 8, Note 2 of our Notes to consolidated financial statements. Risks associated with our international operations are included in this Form 10-K in Item 1A.

International Outback Steakhouse restaurants have substantially the same core menu items as domestic Outback Steakhouse locations, although certain side items and other menu items are local in nature. The prices that we charge in individual locations are reflective of local demographics and related local costs involved in procuring product. Most of our international locations serve lunch and dinner.

We utilize a global core menu policy to ensure consistency and quality in our menu offerings. We allow local tailoring of the menu to best address the preference of local customers in a market. Prior to the addition of an item to the core menu, we conduct customer research and it is reviewed and approved by our research and development (“R&D”) team. In South Korea, for example, we serve “lunch box sets,” offering affordable options to busy customers seeking a quick lunch at Outback Steakhouse. Similarly, in Brazil, we offer “set pricing” lunch options that provide various price point options for our lunchtime diners.

Our international Outback Steakhouse locations are similar in the look and feel of our domestic locations, although there is more diversity in certain restaurant locations, layouts and sizes.

BLOOMIN’ BRANDS, INC.

RESTAURANT DESIGN AND DEVELOPMENT

Site Design

We generally construct freestanding buildings on leased properties, although our leased sites are also located in strip shopping centers. Construction of a new restaurant takes approximately 90 to 180 days from the date the location is leased or under contract and fully permitted. In the future, we intend to either convert existing third-party leased retail space or construct new restaurants through leases in the majority of circumstances. We typically design the interior of our restaurants in-house, utilizing outside architects when necessary.

A typical Outback Steakhouse is approximately 6,200 square feet and features a dining room and a full-service liquor bar. The dining area of a typical Outback Steakhouse consists of 45 to 48 tables and seats approximately 220 people. The bar area consists of approximately ten tables and has seating capacity for approximately 54 people. Appetizers and complete dinners are served in the bar area.

Outback Steakhouse international restaurants range in size from 3,500 to 10,000 square feet and may be basement, ground level or upper floor locations.

A typical Carrabba’s Italian Grill is approximately 6,500 square feet and features a dining room, pasta bar seating that overlooks the exhibition kitchen and a full-service liquor bar. The dining area of a typical Carrabba’s Italian Grill consists of 40 to 45 tables and seats approximately 230 people. The liquor bar area typically includes six tables and seating capacity for approximately 60 people, and the pasta bar has seating capacity for approximately ten people. Appetizers and complete dinners are served in both the pasta bar and liquor bar areas.

A typical Bonefish Grill is approximately 5,500 square feet and features a dining room and full-service liquor bar. The dining area of a typical Bonefish Grill consists of approximately 38 tables and seats approximately 145 people. The bar area is generally in the front of the restaurant and offers community-style seating with approximately ten tables and bar seating with a capacity for approximately 72 people. Appetizers and complete dinners are served in the bar area.

A typical Fleming’s Prime Steakhouse and Wine Bar is approximately 7,100 square feet and features a dining room, a private dining area, an exhibition kitchen and full-service liquor bar. The main dining area of a typical Fleming’s Prime Steakhouse and Wine Bar consists of approximately 35 tables and seats approximately 170 people, while the private dining area seats approximately 30 additional people. The bar area includes approximately six tables and bar seating with a capacity for approximately 35 people. Appetizers and complete dinners are served in the bar area.

A typical Roy’s is approximately 7,100 square feet and features a dining room, a private dining area, an exhibition kitchen and full-service liquor bar. The main dining area of a typical Roy’s consists of approximately 41 tables and seats approximately 155 people, while the private dining area seats an additional 50 people. The bar area includes tables and bar seating with a capacity for approximately 35 people. Appetizers and complete dinners are served in the bar area.

Remodel / Renovation Plan

We are committed to the strategy of continuing to maintain relevance with our décor by implementing an ongoing renovation program across all of our concepts.

In 2009, we began a remodeling program at Outback Steakhouse to refresh our restaurants and modernize the look and feel of the dining experience. The Outback Steakhouse décor now features larger, more comfortable waiting areas, a brighter more upscale bar and a natural, contemporary dining area. We have remodeled 406 restaurants since the beginning of the remodeling program through December 31, 2012, including 150 in 2012. We plan to complete approximately 80 remodels in 2013 for a cumulative total of approximately 486 remodels by the end of 2013. Going

BLOOMIN’ BRANDS, INC.

forward, we expect to remodel approximately 10% of our locations annually. Our average remodel cost per restaurant has been approximately $225,000 in 2012.

Carrabba’s Italian Grill is currently implementing a similar renovation program, which includes the creation of a more contemporary Italian-themed décor that maintains its welcoming atmosphere and matches the high quality of our food. We recently finalized the new design format and expect to remodel between 50 and 60 locations in 2013.

Site Selection Process

We consider the location of a restaurant to be critical to its long-term success and as such, we devote significant effort to the investigation and evaluation of potential sites. We have a central team serving all of our concepts comprised of real estate development, property/lease management and design and construction personnel. We have significantly increased the resources dedicated to this team since 2009, enabling the acceleration of remodels and unit additions. Our site selection team utilizes a combination of existing field operations managers, internal development personnel and outside real estate brokers to identify and qualify potential sites. We have developed a robust analytical infrastructure, aided by site selection software customized to assist our site selection team in implementing our new restaurant growth plan. By leveraging expanded data regarding potential sites, developing success criteria and using predictive models, we are improving site selection.

We follow a phased approach to new site selection and approval, with all proposed sites reviewed and approved by the appropriate concept president, Chief Development Officer, Chief Resource Officer, Chief Financial Officer and Chief Executive Officer.

Restaurant Development

We are recommitted to new unit development after curtailing expansion from 2009 to 2011. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally. During 2012, we opened 37 new system-wide locations: 17 Bonefish Grill restaurants, four Carrabba’s Italian Grill restaurants, one Fleming’s Prime Steakhouse and Wine Bar restaurant and 15 international Outback Steakhouse restaurants comprised of five Company-owned, seven unconsolidated joint venture and three franchise locations. We expect to open between 45 and 55 system-wide locations in 2013 and increase the pace thereafter. We expect that the mix of new units will be weighted approximately 60% to domestic opportunities in 2013, but will shift to a higher weight of international units as we continue to implement our international expansion plans.

Domestic Development

We believe we are well-equipped to accelerate new unit development with a disciplined approach focusing on achieving unit returns at target levels across each of our concepts. In 2013, we plan to open approximately 30 locations, with a primary domestic focus on opening new Bonefish Grill units. We believe we have the potential to increase the units in our Bonefish Grill concept to over 300 in the next five to seven years. Currently, the majority of Bonefish Grill restaurants are located in the southern and eastern U.S., with significant geographic expansion potential in the top 100 U.S. markets. Bonefish Grill unit growth will continue to be our top domestic development priority in 2013, with 20 or more new restaurants planned. We also see significant opportunities to expand Carrabba’s Italian Grill from an existing base of 235 units as of December 31, 2012. Currently, the majority of Carrabba’s Italian Grill restaurants are also located in the southern and eastern U.S., with significant geographic expansion potential in the top 100 U.S. markets. We recently finalized an updated restaurant design for Carrabba’s Italian Grill, which we plan to implement in new units in 2013. Following 2013, we plan to accelerate new unit development. In addition, we believe that Fleming’s Prime Steakhouse and Wine Bar has existing geography fill-in and market expansion opportunities based on its current location mix.

BLOOMIN’ BRANDS, INC.

International Development

We believe we are well-positioned to continue to expand internationally and plan to approach such growth in a disciplined, prioritized manner, leveraging existing markets in South Korea, Hong Kong and Brazil while expanding in strategically selected new emerging and high growth developed markets. The system-wide sales of our international Outback Steakhouse restaurants represented approximately 15% of our total system-wide sales in 2012. We believe the international business represents a significant growth opportunity. We will continue to leverage our market position by offering our top-ranked Outback Steakhouse concept in a format adapted to local cultural preferences. For example, we believe that we can leverage existing infrastructure and expertise in the Asia-Pacific region and Latin America to grow in those areas and accelerate entry into nearby countries.

As a part of the restructuring of our international business unit, we developed a prioritized growth agenda. We are focusing our existing market growth in South Korea, Hong Kong and Brazil and our new market growth in China, Mexico and South America.

Our Company-owned operations in Hong Kong and Korea, where we have 114 restaurants, provide operational expertise in running multi-unit operations, but also cultural insights and available talent to deploy into new Asian markets. In addition, our Outback Steakhouse International leadership team has significant experience in opening retail outlets in China that we can further leverage into our expansion efforts. During 2012, we opened our first Outback Steakhouse in China.

We will utilize the ownership structure and market entry strategy that best fits the need for a particular market, including Company-owned units, joint ventures and franchises. In markets where there is potential for a significant number of restaurants, we expect to focus on Company-owned and joint venture arrangements rather than franchises.

RESEARCH & DEVELOPMENT / INNOVATION

In 2010, we added a Company-wide head of R&D to our senior management team and have increased the size of that team to approximately 25 people. We believe we have also strengthened our innovation capability by establishing a focused, collaborative process and enhancing our R&D capabilities, and expanded the scope of innovation to focus on new product development, product efficiency and core menu quality. As a result, we believe we are now better able to continuously evolve our product offerings based on consumer trends and feedback and improve productivity. We have a 12-month pipeline of new consumer-driven menu and promotional items and are able to introduce items faster than we have in the past.

Our cross-functional innovation processes leverage practices of the consumer products industry to continuously research and enhance every dimension of the customer experience. Our innovation teams collaborate across R&D, supply chain, operations, marketing, finance and market intelligence. Our goal is continuous innovation of our new menu, service and marketing initiatives to improve brand relevance, productivity and competitiveness based on evolving consumer trends and direct customer feedback on our products. For example, as the direct result of market and consumer research, we have added over 85 new menu items across our concepts since 2010, including many items under 600 calories, which have broadened the appeal of our menus. By incorporating analytics, customer testing and in-store guest and operator feedback, we are able to refine and reduce the potential risks associated with these introductions or changes. For new menu items and significant product changes, we have a meaningful testing process that includes internal testing, testing at one restaurant and testing at a group of restaurants before the roll-out is staged system-wide. Throughout this process, our customers provide direct feedback on the product as well as pricing.

We also utilize our cross-functional processes to develop limited-time offers with compelling price points and attractive margins. This requires more occasion-based testing and research to validate that the special offer was valued by customers based on the occasion. For example, Outback Steakhouse offered a four-course meal promotion (the Outback 4) in 2012, which included a soup, salad, entree and dessert for $15.00 that was not only very popular with our customers, but also met our profitability and food quality objectives.

BLOOMIN’ BRANDS, INC.

STRATEGY AND MARKET INTELLIGENCE

Our strategy and market intelligence (“SMI”) function was created in 2010 to identify opportunities for profitable growth based on market and consumer intelligence, and to help improve returns on the investments we make in capital and operations, through the targeted application of analytics. Our customer feedback and testing process enables rapid assessment of how new ideas and productivity initiatives perform with customers, allowing us to make improvements before they are launched nationally. Our marketing mix models guide reallocation of our marketing investments to more efficient and effective programs and have prompted increased marketing investments in Bonefish Grill and Carrabba’s Italian Grill.

Our customer research techniques provide a greater perspective into customer behavior. We deploy a variety of qualitative approaches ranging from basic focus groups to techniques designed to capture deeper consumer insights based on emotional responses. On the quantitative side, we develop, execute and analyze consumer research related to menu items, restaurant design, consumer communication, brand positioning and casual dining segment health.

INFORMATION SYSTEMS

Beginning in 2010, we added significant resources that focused on building our competencies in human resources, information technology and real estate, design and construction, including the completion of standardized Point of Sale (“POS”) systems across our core concepts, the implementation of a Human Resources Information System (“HRIS”), uniform and comprehensive training programs, expanded data warehousing capability, and increased resources and tools to accelerate renovations and new unit site selection.

In late 2010, we hired a new Chief Information Officer and developed a multi-year information technology strategy to further transform information technology into a growth enabling function by focusing on building infrastructure, increasing technical staff, creating a technology platform to support sales growth and enabling productivity improvements.

Restaurant level financial and accounting controls are handled through the POS system and network in each restaurant that communicates with our corporate headquarters. The POS system is also used to authorize and transmit credit card sales transactions and to manage the business and control costs, such as labor. Our Company-owned restaurants are connected through data centers and a portal to provide our corporate employees and regional partners with access to business information and tools that allow them to collaborate, communicate, train and share information between restaurants and the corporate office. During 2012, we upgraded our wireless access points in all of our restaurants. This provided enhanced capability to pilot and roll out new mobile technology devices within our restaurants to enhance our operational capability. During 2013, we expect to enhance our corporate office and restaurant information system infrastructure for continued improvements to our operational capability.

ADVERTISING AND MARKETING

Our marketing strategy is designed to drive comparable restaurant sales growth by increasing the frequency of and occasions for visits by our current customers as well as attracting new customers.

To maintain customer interest and relevance, each concept leverages limited-time offers featuring seasonal specials, ingredients and flavors that are consistent with the concept’s offerings, but provide something new to discover on the menu. We have increased the frequency of these promotions so that Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill generally have five to seven promotion periods each year. The nature of the message regarding these promotions has also changed to encourage prompt action, rather than just promote brand awareness, resulting in more immediate increases in traffic. For example, for the past few years, Outback Steakhouse has leveraged a “Back By Popular Demand” steak and lobster entree for $14.99. This offer reinforces the high quality food at affordable prices available at Outback Steakhouse. We promoted the limited time offer through extensive television, social media, public relations local marketing outreach and in-restaurant materials.

BLOOMIN’ BRANDS, INC.

We promote our Outback Steakhouse and Carrabba’s Italian Grill restaurants through national and spot television and/or radio media and our Bonefish Grill restaurants through radio advertising. We advertise on television selectively when we have a sufficient number of restaurants in a market to make the media purchase efficient (generally three to 10 restaurants in a market, depending on the media cost in that market). Each of our concepts has an active public relations program and relies on word-of-mouth customer experience, site visibility, marketing in local venues, direct mail, on-line/digital advertising and billboards. We also create point-of-sale materials to communicate and promote key brand initiatives to our guests while they are dining in our restaurants. We have local marketing personnel who customize these programs to optimize them for their target market.

We also use the openings of new restaurants as an opportunity to employ a comprehensive marketing strategy. We reach out to various media outlets as well as the local community to obtain appearances on radio and television, establish relationships with local charities and gain coverage in local newspapers and magazines. The managing partner in each restaurant is the visible face of the concept and, with local involvement, reinforces our role as a concerned, active member of the community.

We have increased our use of e-marketing tools, which enable us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We believe that our customers are frequent internet users and will explore e-applications to make dining decisions or to share dining experiences. We have set up pages and advertise on various social media and other websites.

These methods of advertising promote and maintain brand image and generate consumer awareness of new menu offerings, such as new items added to appeal to value-conscious consumers. We also strive to increase sales through excellence in execution. Our marketing strategy of enticing customers to visit frequently and also recommending our restaurants to others complements our goal of providing a compelling dining experience. Additionally, we engage in a variety of promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to give back to the communities we serve and increase public awareness of our restaurants.

RESTAURANT OPERATIONS

We believe the success of our restaurants depends on our service-oriented employees and consistent execution of our menu items in a well-managed restaurant.

Management and Employees

The management staff of a typical Outback Steakhouse, Carrabba’s Italian Grill or Bonefish Grill consists of one managing partner, one assistant manager and one kitchen manager. The management staff of a typical Fleming’s Prime Steakhouse and Wine Bar or Roy’s consists of one managing partner, a chef partner and two assistant managers. Each restaurant also employs approximately 50 to 95 hourly employees, many of whom work part-time. The managing partner of each restaurant has primary responsibility for the day-to-day operation of his or her restaurant and is required to abide by Company-established operating standards. Area operating partners are responsible for overseeing the operations of typically six to 14 restaurants and managing partners in a specific region.

Area Operating, Managing and Chef Partner Programs

We have established a compensation structure for our area operating, managing and chef partners that we believe encourages high quality restaurant operations, fosters long-term employee commitment and generally results in profitable restaurants.

Historically, the managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s Prime Steakhouse and Wine Bar and Roy’s restaurant were required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in a partnership (“Management Partnership”) that provided management and supervisory services to his or her restaurant. The purchase price for a managing partner’s ownership interest was fixed at $25,000, and the purchase price for a chef partner’s ownership

BLOOMIN’ BRANDS, INC.

interest ranged from $10,000 to $15,000. Managing and chef partners had the right to receive monthly distributions from the Management Partnership based on a percentage of their restaurant’s monthly cash flows for the duration of the agreement, which varied by concept from 6% to 10% for managing partners and 2% to 5% for chef partners. Further, managing and chef partners were eligible to participate in the Partner Equity Plan (“PEP”), a deferred compensation program, upon completion of their five-year employment agreement.

In April 2011, we modified our managing and chef partner compensation structure to provide greater incentives for sales and profit growth. Under the revised program, managing and chef partners continue to sign five-year employment agreements and receive monthly distributions of the same percentage of their restaurant’s cash flow as under the prior program. However, under the revised program, in lieu of participation in the PEP, managing partners and chef partners are eligible to receive deferred compensation payments under our Partner Ownership Account Plan (the “POA”). The POA places greater emphasis on year-over-year growth in cash flow than the PEP. Managing and chef partners receive a greater value under the POA than they would have received under the PEP if certain levels of year-over-year cash flow growth are achieved and a lesser value than under the PEP if these levels are not achieved.

The POA requires managing and chef partners to make an initial deposit of up to $10,000 into their “Partner Investment Account,” and we make a bookkeeping contribution to each partner’s “Company Contributions Account” no later than the end of February of each year following the completion of each year (or partial year where applicable) under the partner’s employment agreement. The value of each of our contributions is equal to a percentage of the partner’s restaurant’s cash flow plus, if the restaurant has been open at least 18 calendar months, a percentage of the year-over-year increase in the restaurant’s cash flow.

The POA also provides an annual bonus known as the President’s Club, paid in addition to the monthly distributions of cash flow, designed to reward increases in a restaurant’s annual sales above the concept sales plan with a required flow-through percentage of the incremental sales to cash flow as defined in the plan. Managing and chef partners whose restaurants achieve certain annual sales targets above the concept’s sales plan (and the required flow-through percentage) receive a bonus equal to a percentage of the incremental sales, such percentage determined by the sales target achieved.

All managing and chef partners who execute new employment agreements after May 1, 2011 are required to participate in the revised partner program, including the POA (see “Liquidity and Capital Resources—Deferred Compensation Plans” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Many of Outback Steakhouse international restaurant managing partners enter into employment agreements and purchase participation interests in the cash distributions from the restaurants they manage. The amount and terms vary by country. This interest gives the managing partner the right to receive a percentage of his or her restaurant’s annual cash flows for the duration of the agreement. Additionally, each new unaffiliated franchisee is required to provide the same opportunity to the managing partner of each new restaurant opened by that franchisee.

Historically, an area operating partner was required, as a condition of employment and within 30 days of the opening of his or her first restaurant, to make an initial investment of $50,000 in a Management Partnership that provides supervisory services to the restaurants that the area operating partner oversees. This interest gave the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ monthly cash flows for the duration of the agreement, typically ranging from 4% to 9%. We have the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement. For restaurants opened between January 1, 2007 and December 31, 2011, the area operating partner’s percentage of cash distributions and buyout percentage was calculated based on the associated restaurant’s return on investment compared to our targeted return on investment and may range from 3.0% to 12.0% depending on the concept.

In 2011, we also began a version of the President’s Club annual bonus described above for area operating partners to provide additional rewards for achieving sales targets with a required flow-through of the incremental sales to cash flow as defined in the plan.

BLOOMIN’ BRANDS, INC.

In April 2012, we revised our area operating partner program for restaurants opened on or after January 1, 2012. For these restaurants, an area operating partner is required, as a condition of employment, to make a deposit of $10,000 within 30 days of the opening of each new restaurant that he or she oversees, up to a maximum deposit of $50,000 (taking into account investments under prior programs). This deposit gives the area operating partner the right to monthly payments based on a percentage of his or her restaurants’ monthly cash flows for the duration of the employment agreement, typically ranging from 4.0% to 4.5%. After the restaurant has been open for a five-year period, the area operating partner will receive a bonus equal to a multiple of the area operating partner’s average monthly payments for the 24 months immediately preceding the bonus date. The bonus will be paid within 90 days or over a two-year period, depending on the bonus amount.

We have also improved our field operations performance evaluation and development processes since 2009. All field managing partners and area managers receive feedback on performance with consistent metrics linked to quarterly restaurant, area and concept business objectives.

By offering these types of compensation arrangements and by providing the area operating, managing and chef partners a significant interest in the success of their restaurants, we believe we are able to attract and retain experienced and highly motivated area operating, managing and chef partners.

Supervision and Training

We require our area operating partners and restaurant managing partners to have significant experience in the full-service restaurant industry. As part of our management development programs, we engage in succession planning at a total Company and concept level to identify promotable personnel, with focused training programs to prepare managers for the next level of responsibility. Our current core concept presidents have been with us for an average of 14 years and have an average of 29 years of industry experience. Our regional field management team has an average of 12 years of experience working with us at the managing partner level or above.

All operating partners and managing partners are required to complete a comprehensive training program that emphasizes our operating strategy, procedures and standards. Our senior management meets quarterly with our area operating partners to discuss business-related issues and to share ideas. In addition, members of senior management visit restaurants regularly to ensure that our concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

The restaurant managing and area operating partners, together with our Presidents, Regional Vice Presidents, Senior Vice Presidents of Training and Directors of Training, are responsible for selecting and training the employees for each new restaurant. The training period for new non-management employees lasts approximately one week and is characterized by on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the restaurant manager. Written tests and observation in the work place are used to evaluate each employee’s performance. Special emphasis is placed on the consistency and quality of food preparation and service, which is monitored through monthly meetings between kitchen managers and management.

Service

We seek to deliver superior service to each customer at every opportunity. We offer customers prompt, friendly and efficient service, keep wait staff-to-table ratios high and staff each restaurant with experienced management teams to ensure consistent and attentive customer service. Members of our wait staff demonstrate an attention to detail, culinary expertise and focus on execution and complete training programs specific to the concept’s menu (including the specific flavors of each dish), culture and brand positioning. They are trained to be responsive to the needs of our customers as they assist guests in selecting menu items complementing individual preferences.

BLOOMIN’ BRANDS, INC.

In order to better assess and improve our performance, in 2009 we began using Service Management Group (“SMG”) to conduct an ongoing satisfaction measurement program that utilizes a random invitation to participate in a web-based survey printed on 25% of our customer checks per week and provides us with benchmarking information from other restaurants. The program measures satisfaction across a wide range of experience elements, from the pace of the experience to the temperature of the food. Results are compiled and reported through a central web site at the national, regional and individual restaurant level. As of December 31, 2012, 24 casual dining restaurant concepts, including Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill, and eight fine dining concepts, including Fleming’s Prime Steakhouse and Wine Bar, participate in the SMG survey web methodology and contribute to the SMG average comparison measures for casual and fine dining, respectively, that we utilize in assessing our performance. The minimum sample size for our SMG customer surveys is 100 customers per restaurant per month.

Food Preparation and Quality Control

We focus on using high quality ingredients in our menu items, including the grade of our beef and freshness of our seafood and vegetables, while keeping costs in line with target pricing for our concepts. Food safety is a critical priority, and we dedicate resources to ensuring that our customers enjoy safe, quality food products. We have taken various steps to mitigate food quality and safety risks and have central teams focused on this goal together with our supply chain, food safety/quality assurance and R&D teams.

We have an R&D facility located in Tampa, Florida that serves as a test kitchen and vendor product qualification site. Our supply chain organization manages internal auditors for vendor evaluations along with external third parties to inspect vendor adherence to quality, food safety and product specification on a risk based schedule. Vendors that do not comply with quality, food safety and other specifications are not utilized until they have corrective actions in place and are re-certified for compliance. Additionally, a daily “line check” is performed by the restaurant managing partner and their key team members to inspect food prepared for that day, as well as the freshness of liquor, beverages, condiments and other perishables used for all menu items.

We also employ two outside advisory councils comprised of external subject matter experts to advise our senior management on industry trends and on quality, safety and animal considerations pertinent to our industry, such as well-being strategies and procedures.

SOURCING AND SUPPLY

We take a centralized approach to purchasing and supply chain management, with our corporate team serving all concepts domestically and internationally. In addition, we have dedicated supply chain management personnel at the local level in our larger international operations in Asia and South America. The supply chain management organization is responsible for all food and operating supply purchases as well as a large percentage of field and home office services. In addition, we have logistics teams dedicated to optimizing freight costs. The supply chain management organization’s mission is to utilize a combination of centralized domestic and locally-based supply to capture the efficiencies and economies of scale that come from making strategic buys, while maintaining (or improving) quality.

We work to address the end-to-end costs (from the source to the fork) associated with the products and goods we purchase. We utilize a “total cost of ownership” (“TCO”) approach, which focuses on both the initial purchase price, coupled with the cost structure underlying the procurement and order fulfillment process. The TCO approach includes monitoring commodity markets and trends and seeking to execute product purchases at the most advantageous times. We develop commodity sourcing strategies for all major commodity categories based on the dynamics of each category. Those strategies include both spot purchases and long-term contracts of generally one year or less where we believe long-term contract prices are more attractive than anticipated spot prices. In addition, we limit exposure to potential risk by requiring our vendor partners to meet or exceed our quality assurance standards.

We have a national distribution program in place that includes food, beverage, and packaging goods. This program is with a custom distribution company that uses a limited number of warehouses that provide only products approved for our system.

BLOOMIN’ BRANDS, INC.

Proteins represent about 50% of our commodity purchasing composition, with beef representing slightly over half of total purchased proteins. In 2012, we purchased more than 75% of our beef raw materials from four beef suppliers who represent approximately 85% of the total beef marketplace in the U.S. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. Other major commodity categories purchased include produce, dairy, bread and pasta and energy sources to operate our restaurants, such as natural gas.

RESTAURANT OWNERSHIP STRUCTURES

Our restaurants are predominately Company-owned or controlled, including through joint ventures, and otherwise operated under franchise arrangements. We generate our revenues primarily from our Company-owned or controlled restaurants and secondarily through ongoing royalties from our franchised restaurants and sales of franchise rights.

Company-Owned Restaurants

Company-owned or controlled restaurants include restaurants owned directly by us, by limited liability companies in which we are a member and by limited partnerships in which we are the general partner. Our legal ownership interests in these limited liability companies and, as general partner, in these limited partnerships generally range, in each case, from 54.5% to 100%. Our cash flows from these entities are limited to the relative portion of our ownership. The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners’ interests is eliminated in Net income attributable to noncontrolling interests in our Consolidated Statements of Operations and Comprehensive Income.

In the future, we do not plan to utilize limited partnerships for domestic Company-owned restaurants. Instead, the restaurants will be wholly-owned by us and the area operating, managing and chef partners will receive their distributions of restaurant cash flow as employee compensation rather than partnership distributions.

We pay royalties on approximately 95% of our Carrabba’s Italian Grill restaurants ranging from 1.0% to 1.5% of sales pursuant to agreements we entered into with the Carrabba’s Italian Grill founders.

Historically, Company-owned restaurants also included restaurants owned by our Roy’s joint venture and our consolidated financial statements included the accounts and operations of our Roy’s joint venture even though we had less than majority ownership due to our status as primary beneficiary of the joint venture and ability to control its significant activities. Effective October 1, 2012, we purchased the remaining interests in our Roy’s joint venture from our joint venture partner, RY-8, Inc. (“RY-8”), for $27.4 million (see “Liquidity and Capital Resources—Transactions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Through a joint venture arrangement with PGS Participacoes Ltda., we hold a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”). The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback Steakhouse restaurants in Brazil. We account for the Brazilian Joint Venture under the equity method of accounting. We are responsible for 50% of the costs of new restaurants operated by the Brazilian Joint Venture, and our joint venture partner is responsible for the other 50% and has operating control. Income and loss derived from the Brazilian Joint Venture is presented in the line item “Income from operations of unconsolidated affiliates” in our Consolidated Statements of Operations and Comprehensive Income. We do not consider restaurants owned by the Brazilian Joint Venture as “Company-owned” restaurants.

In connection with the settlement of litigation with T-Bird Nevada, LLC and its affiliates (collectively, “T-Bird”), which include the franchisees of 56 Outback Steakhouse restaurants in California, T-Bird has a right (referred to as the “Put Right”), which would require us to purchase for cash all of the ownership interests in the T-Bird entities that own Outback Steakhouse restaurants and certain rights under the development agreement with T-Bird entity. The Put Right is non-transferable, other than under limited circumstances set forth in the settlement agreement. The Put Right

BLOOMIN’ BRANDS, INC.

is exercisable by T-Bird until August 13, 2013. If the Put Right is exercised, we will pay a purchase price equal to a multiple of the T-Bird entities’ adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) for the trailing 12 months, net of liabilities of the T-Bird entities. The multiple is equal to 75% of the multiple of our adjusted EBITDA reflected in our stock price. We have a one-time right to reject the exercise of the Put Right if the transaction would be dilutive to our consolidated earnings per share. In such event, the Put Right is extended until the first anniversary of our notice to the T-Bird entities of such rejection. The closing of the Put Right is subject to certain conditions, including the negotiation of a transaction agreement reasonably acceptable to the parties, the absence of dissenters’ rights being exercised by the equity owners above a specified level and compliance with our debt agreements.

UNAFFILIATED FRANCHISE PROGRAM

Our unaffiliated franchise arrangements grant third parties a license to establish and operate a restaurant using one of our concepts, our systems and our trademarks in a given area. The unaffiliated franchisee pays us for the concept ideas, strategy, marketing, operating system, training, purchasing power and brand recognition.

Franchised restaurants must be operated in compliance with their respective concept’s methods, standards and specifications, including regarding menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs, although the franchisee has full discretion to determine menu prices. In addition, all franchisees are required to purchase all food, ingredients, supplies and materials from approved suppliers. Our regional vice presidents semi-annually inspect franchised restaurants to confirm compliance with our requirements.

At December 31, 2012, there were 106 domestic franchised Outback Steakhouse restaurants and 48 international (including Guam) franchised Outback Steakhouse restaurants. Each domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and is required to pay a continuing monthly royalty of 3.0% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. Initial fees and royalties for international franchisees vary by market. Generally, each international franchisee paid an initial franchise fee of $40,000 to $200,000 for each restaurant and is expected to pay a continuing monthly royalty of 2.0% to 4.0% of gross restaurant sales. Certain international franchisees enter into an international development agreement that requires them to pay a development fee in exchange for the right and obligation to develop and operate up to five restaurants within a defined development territory pursuant to separate franchise agreements. Domestic franchisees are required to expend an annually adjusted percentage of gross restaurant sales, up to a maximum of 3.5%, for national advertising on a monthly basis (3.0% in 2012 and increasing to 3.2% in 2013).

At December 31, 2012, there was one domestic franchised Carrabba’s Italian Grill. The franchisee paid an initial franchise fee of $40,000 and pays a continuing monthly royalty of 5.75% of gross restaurant sales.

At December 31, 2012, there were seven domestic franchised Bonefish Grills. Four of these franchisees paid an initial franchise fee of $50,000 for each restaurant and pay a continuing monthly royalty of 4.0% of gross restaurant sales. Three of these franchisees pay royalties up to 4.0%, depending on sales volumes. Under the terms of the franchise agreement, the franchisees are required to expend, on a monthly basis, a minimum of 1.5% of gross restaurant sales on local advertising and pay a monthly marketing administration fee of 0.5% of gross restaurant sales.

There were no unaffiliated franchises of any of our other restaurant concepts at December 31, 2012.

Under the development agreement granted to one of the T-Bird entities, for the period ending in 2031, the T-Bird entities have the exclusive right through 2031 to develop and operate Outback Steakhouse restaurants as a franchisee in the State of California. We have agreed to waive all rights of first refusal in our franchise arrangements with the T-Bird entities in connection with a sale of all, and not less than all, of the assets, or at least 75% of the ownership of the T-Bird entities.

BLOOMIN’ BRANDS, INC.

COMPETITION

The restaurant industry is highly competitive with a substantial number of restaurant operators that compete directly and indirectly with us in respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. There is also active competition for management personnel, attractive suitable real estate sites, supplies and restaurant employees. Further, we face growing competition from the supermarket industry, with improved selections of prepared meals, and from quick service and fast casual restaurants, as a result of higher-quality food and beverage offerings. We expect intense competition to continue in all of these areas.

Industry and internal research conducted suggests that consumers consider casual dining restaurants within a given trade area when making dining decisions. As a result, an individual restaurant’s competitors will vary based on its trade area and will include both independent and chain restaurants. At an aggregate level, all major casual dining restaurants would be considered competitors of our concepts.

We believe our principal strategies, which include but are not limited to, the use of high quality ingredients that are in line with our target pricing, the variety of our menu and concepts, the quality and consistency of our food and service, the use of various promotions and the selection of appropriate locations for our restaurants, allow us to effectively and efficiently compete in the restaurant industry.

GOVERNMENT REGULATION

We are subject to various federal, state, local and international laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, health and safety, nutritional menu labeling, health care, environmental and fire agencies in the state, municipality or country in which the restaurant is located. Difficulty in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. Additionally, difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants.

Approximately 15% of our consolidated restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations. Additionally, we are subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

Our restaurant operations are also subject to federal and state labor laws, including the Fair Labor Standards Act, governing such matters as minimum wages, overtime, tip credits and worker conditions. Our employees who receive tips as part of their compensation, such as servers, are paid at a minimum wage rate, after giving effect to applicable tip credits. We rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Our other personnel, such as our kitchen staff, are typically paid in excess of minimum wage. As significant numbers of our food service and preparation personnel are paid at rates related to the applicable minimum wage, further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers.

BLOOMIN’ BRANDS, INC.

Further, we continue to assess our health care benefit costs. Due to the breadth and complexity of federal health care legislation and the staggered implementation of its provisions and corresponding regulations, it is difficult to predict the overall impact of the health care legislation on our business over the coming years. Although these laws do not mandate that employers offer health insurance to all employees who are eligible under the legislation, beginning in 2014 penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide and to a potentially larger proportion of our employees, or the payment of penalties if the specified level of coverage is not provided at an affordable cost to employees, could have a material adverse effect on our results of operations and financial position. In addition, these laws require employers to comply with a significant number of new reporting and notice requirements from the Departments of Treasury, Labor and Health and Human Services, and we will have to develop systems and processes to track the requisite information and to comply with the reporting and notice requirements. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of lawsuits have resulted in the payment of substantial damages by the defendants. For example, in December 2009, we entered into a Consent Decree in settlement of certain litigation brought by the U.S. Equal Employment Opportunity Commission alleging gender discrimination in promotions to management in the Outback Steakhouse organization, which required us to make a settlement payment of $19.0 million. In addition, during the four-year term of the Consent Decree, we are required to fulfill certain training, record-keeping and reporting requirements and maintain an open access system for restaurant employees to express interest in promotions within the Outback Steakhouse organization, and employ a human resources executive.

The Patient Protection and Affordability Act of 2010 (the “PPACA”) enacted in March 2010 requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. The FDA has indicated that it intends to issue final regulations by the first part of 2013 and begin enforcing the regulations by the end of 2013 or beginning of 2014. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

There is potential for increased regulation of food in the United States under the recent changes in the Hazard Analysis & Critical Control Points (“HACCP”) system requirements. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act (the “FSMA”), signed into law in January 2011, granted the FDA new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business.

We are subject to the Americans with Disabilities Act, or the ADA, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons. In

BLOOMIN’ BRANDS, INC.

addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. Government regulations could affect and change the items we procure for resale. We may also become subject to legislation or regulation seeking to tax and/or regulate high-fat and high-sodium foods, particularly in the United States, which could be costly to comply with. Our results can be impacted by tax legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements.

We are also subject to laws and regulations relating to information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, and any failure or perceived failure to comply with these laws and regulations could harm our reputation or lead to litigation, which could adversely affect our financial condition.

See “Risk Factors” for a discussion of risks relating to federal, state, local and international regulation of our business.

EXECUTIVE OFFICERS
Below is a list of the names, ages and positions as of February 15, 2013, and a brief description of the business experience, of each of our executive officers.

Name	Age	Position
Elizabeth A. Smith	49	Chairman of the Board of Directors and Chief Executive Officer
David J. Deno	55	Executive Vice President and Chief Financial Officer
David P. Berg	51	Executive Vice President and President of Outback Steakhouse International
Jody L. Bilney	51	Executive Vice President and Chief Brand Officer
Stephen K. Judge	44	Executive Vice President and President of Bonefish Grill
Joseph J. Kadow	56	Executive Vice President and Chief Legal Officer
David A. Pace	53	Executive Vice President and Chief Resources Officer
Steven T. Shlemon	53	Executive Vice President and President of Carrabba’s Italian Grill
Jeffrey S. Smith	50	Executive Vice President and President of Outback Steakhouse

Elizabeth A. Smith was appointed Chairman of our Board of Directors effective January 4, 2012 and has served as our Chief Executive Officer (“CEO”) and a Director since November 2009. From September 2007 to October 2009, Ms. Smith was President of Avon Products, Inc. and was responsible for its worldwide product-to-market processes, infrastructure and systems, including Global Brand Marketing, Global Sales, Global Supply Chain and Global Information Technology. In January 2005, Ms. Smith joined Avon Products as President, Global Brand, and was given the additional role of leading Avon North America in August 2005. From September 1990 to November 2004, Ms. Smith worked in various capacities at Kraft Foods Inc. Ms. Smith is a member of the board of directors of Staples, Inc.

David J. Deno has served as our Executive Vice President and Chief Financial Officer since May 2012. Prior to May 2012, Mr. Deno served as Chief Financial Officer of the international division of Best Buy Co. since December 2009. Prior to joining Best Buy Co., Mr. Deno was a consultant with Obelysk Capital from February 2009 to December 2009. Prior to joining Obelysk Capital, Mr. Deno was a Managing Director of CCMP Capital Advisors, LLC (“CCMP”), a private equity firm from August 2006 to February 2009. While with CCMP, Mr. Deno was the President and then CEO of Quiznos, LLC, an operator of quick service restaurants. Prior to this, he had a 15 year career with YUM! Brands where he served as Chief Financial Officer and later as Chief Operating Officer.

David P. Berg has been the President of Outback Steakhouse International since September 2011 and our Executive Vice President since January 1, 2012. Prior to joining the Company, Mr. Berg was Executive Vice President and Chief Operating Officer of GNC Holdings, Inc., a global specialty retailer of vitamins, supplements and nutritional products that operates in 48 countries, from June 2010 to September 2011 and served as Executive Vice President—International from September 2009 to June 2010. Mr. Berg was the Executive Vice President and Chief Operating Officer—Best Buy International for Best Buy Co., Inc. from 2008 to 2009 and served as a Vice President and Senior Vice President of Best Buy from 2002 to 2008. Mr. Berg is a member of the board of directors of Imation Corp.

BLOOMIN’ BRANDS, INC.

Jody L. Bilney has served as Chief Brand Officer since January 2008 and our Executive Vice President since January 1, 2012. Ms. Bilney also has responsibility for our R&D function. She was Chief Marketing Officer of Outback Steakhouse from October 2006 to January 2008.

Stephen K. Judge joined Bloomin’ Brands as Executive Vice President and President of Bonefish Grill in January 2013. Prior to joining the Company, he was President of Seasons 52, which is a restaurant concept owned by Darden Restaurants, Inc., from March 2007 to December 2012. Prior to Seasons 52, Mr. Judge held Food & Beverage and Operations leadership positions at the MGM Grand, one of the world’s largest hotels, Rosewood Hotels and Resorts, and the Princess and Premier Cruise Lines.

Joseph J. Kadow has been our Executive Vice President and Chief Legal Officer since April 2005 and served as our Senior Vice President and General Counsel from April 1994 to April 2005. Mr. Kadow has also served as Secretary since April 1994.

David A. Pace has served as our Chief Resources Officer and Executive Vice President since August 2010. Mr. Pace served as a consultant for Egon Zehnder International from 2009 to 2010. From 2002 to 2008, Mr. Pace served as Executive Vice President of Partner Resources for Starbucks Coffee Company. Mr. Pace has also held various positions with other companies prior to his position with Starbucks Coffee Company, including PepsiCo, Inc. and YUM! Brands.

Steven T. Shlemon has been the President of Carrabba’s Italian Grill since April 2000 and our Executive Vice President since January 1, 2012.

Jeffrey S. Smith has served as President of Outback Steakhouse since April 2007 and our Executive Vice President since January 1, 2012. Mr. Smith served as a Vice President of Bonefish Grill from May 2004 to April 2007 and as Regional Vice President—Operations of Outback Steakhouse from January 2002 to May 2004.

EMPLOYEES

As of December 31, 2012, we employed approximately 93,000 persons, of which 860 are corporate personnel, approximately 5,100 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the 860 corporate employees, approximately 185 are in management and 675 are administrative or office employees. None of our employees are covered by a collective bargaining agreement.

TRADEMARKS

We regard our “Outback Steakhouse,” “Carrabba’s Italian Grill,” “Bonefish Grill,” “Fleming’s Prime Steakhouse and Wine Bar” and “Roy’s” service marks and our “Bloomin’ Onion” trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained trademarks for several of our other menu items and for various advertising slogans. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

We license the use of our registered trademarks to franchisees and third parties through franchise arrangements and licenses. The franchise and license arrangements restrict franchisees’ and licensees’ activities with respect to the use of our trademarks, and impose quality control standards in connection with goods and services offered in connection with the trademarks.

BLOOMIN’ BRANDS, INC.

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations. Historically, customer spending patterns for our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. Additionally, holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may affect sales volumes seasonally in some of our markets. Quarterly results have been and will continue to be significantly affected by general economic conditions, the timing of new restaurant openings and their associated pre-opening costs, restaurant closures and exit-related costs and impairments of goodwill and property, fixtures and equipment. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

ADDITIONAL INFORMATION

We make available, free of charge, through our internet website www.bloominbrands.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). You may read and copy any materials filed with the SEC at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information is also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

BLOOMIN’ BRANDS, INC.

Item 1A.    Risk Factors

The risk factors set forth below should be carefully considered. The risks described below are those that we believe are risks that we face that could materially and adversely affect our business, financial condition or results of operations, however, they are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business and Industry

We face significant competition for customers, real estate and employees and competitive pressure to adapt to changes in conditions driving customer traffic. Our inability to compete effectively may affect our traffic, sales and profit margins, which could adversely affect our business, financial condition and results of operations.

The restaurant industry is intensely competitive with a substantial number of restaurant operators that compete directly and indirectly with us in respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. There is also active competition for management personnel as well as attractive suitable real estate sites. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Further, we face growing competition from the supermarket industry, with the improvement of their “convenient meals” in the deli and prepared food sections, and from quick service and fast casual restaurants, as a result of higher-quality food and beverage offerings by those restaurants. If we are unable to continue to compete effectively, our traffic, sales and margins could decline and our business, financial condition and results of operations would be adversely affected.

Challenging economic conditions may have a negative effect on our business and financial results through lower consumer confidence and discretionary spending, availability and cost of credit, foreign currency exchange rates and other items.

Challenging economic conditions may negatively impact consumer confidence and discretionary spending and thus cause a decline in our cash flows from operations. For example, the ongoing impacts of the housing crisis, high unemployment, financial market volatility and unpredictability, the so-called “sequester” and related governmental spending and budget matters, other national, regional and local regulatory and economic conditions, gasoline prices, reduced disposable consumer income and consumer confidence have had a negative effect on discretionary consumer spending. This has negatively affected customer traffic and comparable restaurant sales for us and throughout our industry thus far in 2013.  We believe these factors and conditions are creating a challenging sales environment in the casual dining sector for 2013. If challenging economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. The ability of the U.S. economy to continue to recover from these challenging economic conditions is likely to be affected by many national and international factors that are beyond our control, including current economic trends in Europe. Continued weakness in or a further worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could result in increased pressure with respect to our pricing, traffic levels, commodity costs and the continuation of our innovation and productivity initiatives, which could negatively impact our business and results of operations. These factors could also cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling of our existing restaurant locations.

In addition, as noted in our other risk factors, our high degree of leverage could increase our vulnerability to general economic and industry conditions and require that a substantial portion of cash flow from operations be dedicated to the payment of principal and interest on our indebtedness. Further, the availability of credit already arranged for under our revolving credit facilities and the cost and availability of future credit may be adversely impacted by economic challenges. Foreign currency exchange rates for the countries in which we operate may decline. In addition, we may experience interruptions in supplies and other services from our third-party vendors as a result of market conditions.

BLOOMIN’ BRANDS, INC.

These disruptions in the economy are beyond our control, and there is no guarantee that any government response will restore consumer confidence, stabilize the economy or increase the availability of credit.

Loss of key management personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success will continue to depend, to a significant extent, on our leadership team and other key management personnel. If we are unable to attract and retain sufficiently experienced and capable management personnel, our business and financial results may suffer. If members of our leadership team or other key management personnel leave, we may have difficulty replacing them, and our business may suffer. There can be no assurance that we will be able to successfully attract and retain our leadership team and other key management personnel that we need.

Risks associated with our expansion plans may have adverse effects on our ability to increase revenues.

As part of our business strategy, we intend to continue to expand our current portfolio of restaurants. Current development schedules call for the construction of between 45 and 55 new system-wide locations in 2013. A variety of factors could cause the actual results and outcome of those expansion plans to differ from the anticipated results, including among other things:

•	the availability of attractive sites for new restaurants and the ability to acquire or lease appropriate real estate at those sites at acceptable prices;

•	our ability to generate sufficient funds from operations or to obtain acceptable financing to support our development;

•	our ability to obtain all required governmental permits, including zoning approvals and liquor licenses, on a timely basis;

•	the impact of moratoriums or approval processes of state, local or foreign governments, which could result in significant delays;

•	our ability to obtain all necessary contractors and sub-contractors;

•	union activities such as picketing and hand billing, which could delay construction;

•	our ability to negotiate suitable lease terms;

•	our ability to recruit and train skilled management and restaurant employees;

•	our ability to receive the premises from the landlord’s developer without any delays;

•	weather, natural disasters and disasters beyond our control resulting in construction delays; and

•	consumer tastes in new geographic regions and acceptance of our restaurant concepts.

Some of our new restaurants may take several months to reach planned operating levels due to lack of market awareness, start-up costs and other factors typically associated with new restaurants. There is also the possibility that new restaurants may attract customers away from other restaurants we own, thereby reducing the revenues of those existing restaurants.

Development rates for each concept may differ significantly. The development of each concept may not be as successful as our experience in the past. It is difficult to estimate the performance of newly opened restaurants. Earnings achieved to date by restaurants open for less than two years may not be indicative of future operating results. Should enough of these new restaurants not meet targeted performance, it could have a material adverse effect on our operating results.

BLOOMIN’ BRANDS, INC.

We could face labor shortages that could slow our growth and adversely impact our ability to operate our restaurants.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including managing partners, restaurant managers, kitchen staff and servers, necessary to keep pace with our anticipated expansion schedule and meet the needs of our existing restaurants. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply in some communities. Competition in these communities for qualified staff could require us to pay higher wages and provide greater benefits. Any inability to recruit and retain qualified individuals may also delay the planned openings of new restaurants and could adversely impact our existing restaurants. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in restaurant openings could adversely affect our business and results of operations.

Our business is subject to seasonal fluctuations and past results are not indicative of future results.

Historically, customer spending patterns for our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. Additionally, holidays may affect sales volumes seasonally in some of the markets in which we operate. Our quarterly results have been and will continue to be affected by the timing of new restaurant openings and their associated pre-opening costs, as well as restaurant closures and exit-related costs and impairments of goodwill, intangible assets and property, fixtures and equipment. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

Significant adverse weather conditions and other disasters could negatively impact our results of operations.

Adverse weather conditions and natural disasters, such as regional winter storms, floods, major hurricanes and earthquakes, severe thunderstorms and other disasters, such as oil spills, could negatively impact our results of operations. Temporary and prolonged restaurant closures may occur and customer traffic may decline due to the actual or perceived effects from these events.

We may be required to use cash to pay one of our franchisees in connection with a put right under a settlement agreement, which could have an adverse impact on our development plans and operating results.

In connection with the settlement of litigation with T-Bird, which include the franchisees of 56 Outback Steakhouse restaurants in California, we entered into an agreement with T-Bird pursuant to which T-Bird has the right, referred to as the Put Right, to require us to purchase for cash all of the ownership interests in the T-Bird entities (which include general and limited partnership interests in such entities) that own 56 restaurants. The Put Right is exercisable by T-Bird until August 13, 2013. If the Put Right is exercised, we will pay a purchase price equal to a multiple of the T-Bird entities’ adjusted EBITDA, net of liabilities, for the trailing 12 months as of the closing of the purchase from T-Bird. The multiple will be equal to 75% of the multiple of our adjusted EBITDA for the same trailing 12-month period as reflected in our stock price. We have a one-time right to reject the exercise of the Put Right if the transaction would be dilutive to our consolidated earnings per share. In that event, the Put Right is extended until the first anniversary of our notice to the T-Bird entities of that rejection. We have agreed to waive all rights of first refusal in our franchise arrangements with the T-Bird entities in connection with a sale of all, and not less than all, of the assets, or at least 75% of the ownership, of the T-Bird entities. If the Put Right is exercised, we will have to use cash to pay the purchase price that could have been allocated to more profitable development initiatives or other business needs, and we will then own restaurants that may not fit our current expansion criteria. This could have an adverse impact on our operating results.

We have limited control with respect to the operations of our franchisees and joint venture partners, which could have a negative impact on our business.

Our franchisees and joint venture partners are obligated to operate their restaurants according to the specific guidelines we set forth. We provide training opportunities to these franchisees and joint venture partners to fully integrate them into our operating strategy. However, since we do not have control over these restaurants, we cannot give assurance that there will not be differences in product quality or that there will be adherence to all of our guidelines at these

BLOOMIN’ BRANDS, INC.

restaurants. The failure of these restaurants to operate effectively or in accordance with our guidelines could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.

Our failure to comply with government regulation, and the costs of compliance or non-compliance, could adversely affect our business.

We are subject to various federal, state, local and foreign laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, health and safety, nutritional menu labeling, health care, environmental and fire agencies in the state, municipality or country in which the restaurant is located. Difficulty in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. Additionally, difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants.

Approximately 15% of our consolidated restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations. Additionally, we are subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

Our restaurant operations are also subject to federal and state labor laws, including the Fair Labor Standards Act, governing such matters as minimum wages, overtime, tip credits and worker conditions. Our employees who receive tips as part of their compensation, such as servers, are generally paid at a minimum wage rate, after giving effect to applicable tip credits. We rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Our other personnel, such as our kitchen staff, are typically paid in excess of minimum wage. As significant numbers of our food service and preparation personnel are paid at rates related to the applicable minimum wage, further increases in the minimum wage, including the recent proposal by President Obama to increase the federal minimum wage by $1.75 per hour and index future increases to inflation, or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers.

Further, we continue to assess our health care benefit costs. Due to the breadth and complexity of federal health care legislation and the staggered implementation of its provisions and corresponding regulations, it is difficult to predict the overall impact of the health care legislation on our business over the coming years. Although these laws do not mandate that employers offer health insurance to all employees who are eligible under the legislation, beginning in 2014 penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide and to a potentially larger proportion of our employees, or the payment of penalties if the specified level of coverage is not provided at an affordable cost to employees, will increase our expenses. If we are unable to raise our prices or cut other costs to cover this expense, such increases in expenses could materially reduce our operating profit. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

The PPACA enacted in March 2010 requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. The FDA has indicated that it intends to issue final regulations by the first part of 2013 and begin enforcing the regulations by the end of 2013 or beginning of 2014. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain

BLOOMIN’ BRANDS, INC.

nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. The effect of such labeling requirements on consumer choices, if any, is unclear at this time. We may also become subject to other legislation or regulation seeking to tax or regulate high fat and high sodium foods, particularly in the U.S., which could be costly to comply with.

There is also a potential for increased regulation of food in the United States under the recent changes in the HACCP system requirements. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the FSMA, enacted in January 2011, granted the FDA new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business.

We are subject to the ADA, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. Government regulations could affect and change the items we procure for resale such as commodities. We may also become subject to legislation or regulation seeking to tax or regulate high fat and high sodium foods, particularly in the United States, which could be costly to comply with. Our results can be impacted by tax legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements.

We are also subject to laws and regulations relating to information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, and any failure or perceived failure to comply with these laws and regulations could harm our reputation or lead to litigation, which could adversely affect our financial condition.

Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with different statutory tax rates; changes in the valuation of deferred tax assets and liabilities; changes in tax laws; the outcome of income tax audits; and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our income tax provision, results of operations or cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits and by any release of our valuation allowances applied to our existing deferred tax assets.

BLOOMIN’ BRANDS, INC.

We face a variety of risks associated with doing business in foreign markets that could have a negative impact on our financial performance.

We have a significant number of franchised, joint venture and Company-owned Outback Steakhouse restaurants outside the United States, and we intend to continue our efforts to grow internationally. Although we believe we have developed an appropriate support structure for international operations and growth, there is no assurance that international operations will be profitable or international growth will continue.

Our foreign operations are subject to all of the same risks as our domestic restaurants, as well as additional risks including, among others, international economic and political conditions and the possibility of instability and unrest, differing cultures and consumer preferences, diverse government regulations and tax systems, the ability to source high quality ingredients and other commodities in a cost-effective manner, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of ongoing royalties from international franchisees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate franchisees and area operating partners.

Currency regulations and fluctuations in exchange rates could also affect our performance. We have direct investments in restaurants in South Korea, Hong Kong, China and Brazil, as well as international franchises, in a total of 19 countries. As a result, we may experience losses from foreign currency translation, and such losses could adversely affect our overall sales and earnings.

We are subject to governmental regulation throughout the world, including antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Any new regulatory or trade initiatives could impact our operations in certain countries. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.

Increased commodity, energy and other costs could decrease our profit margins or cause us to limit or otherwise modify our menus, which could adversely affect our business.

The performance of our restaurants depends on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, chicken, seafood, butter, cheese and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Increased prices or shortages could affect the cost and quality of the items we buy or require us to raise prices or limit our menu options. For example, in 2012, commodity costs increased by approximately 3% and, as a result, we increased our prices at each of our concepts in the range of 2.0% to 2.3%. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins.

The performance of our restaurants is also adversely affected by increases in the price of utilities, such as natural gas, whether as a result of inflation, shortages or interruptions in supply, or otherwise. We use derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices. We do not apply hedge accounting to these instruments, and any changes in the fair value of the derivative instruments are marked-to-market through earnings in the period of change. To date, the effects of these derivative instruments have been immaterial to our financial statements for all periods presented.

Our business also incurs significant costs for insurance, labor, marketing, taxes, real estate, borrowing and litigation, all of which could increase due to inflation, changes in laws, competition or other events beyond our control.

Our ability to respond to increased costs by increasing menu prices or by implementing alternative processes or products will depend on our ability to anticipate and react to such increases and other more general economic and demographic conditions, as well as the responses of our competitors and customers. All of these things may be difficult to predict and beyond our control. In this manner, increased costs could adversely affect our performance.

BLOOMIN’ BRANDS, INC.

Infringement of our intellectual property could diminish the value of our restaurant concepts and harm our business.

We regard our service marks, including “Outback Steakhouse,” “Carrabba’s Italian Grill,” “Bonefish Grill,” “Fleming’s Prime Steakhouse and Wine Bar” and “Roy’s” and our “Bloomin’ Onion” trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained trademarks for several of our other menu items and for various advertising slogans. In addition, the overall layout, appearance and designs of our restaurants are valuable assets. We believe that these and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, copyrights, trademarks, and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks and have other registration applications pending in the United States and foreign jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. There may not be adequate protection for certain intellectual property such as the overall appearance of our restaurants. We are aware of names and marks similar to our service marks being used by other persons in certain geographic areas in which we have restaurants. Although we believe such uses will not adversely affect us, further or currently unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and restaurant concepts and may adversely affect our business. We may be unable to detect such unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.

Effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Failure to adequately protect our intellectual property rights could damage or even destroy our brands and impair our ability to compete effectively. Even where we have effectively secured statutory protection for intellectual property, our competitors may misappropriate our intellectual property and our employees, consultants and suppliers may breach their obligations not to reveal our confidential information, including trade secrets. Although we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate or that our competitors will not independently develop products or concepts that are substantially similar to our restaurants and services. Despite our efforts, it may be possible for third-parties to reverse-engineer, otherwise obtain, copy, and use information that we regard as proprietary. Furthermore, defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking injunctions against and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources.

Restaurant companies, including ours, have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.

Our business is subject to the risk of litigation by employees, consumers, suppliers, franchisees, minority investors, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, we and other restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, the sharing of tips among certain employees, overtime eligibility of assistant managers and failure to pay for all hours worked. If we are required to pay substantial damages and expenses as a result of these or other types of lawsuits our business and results of operations would be adversely affected.

Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food borne illness and relating to notices with respect to chemicals contained in food products required under state law. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including

BLOOMIN’ BRANDS, INC.

personal injury claims, contract claims and claims alleging violations of federal and state laws. In addition, our restaurants are subject to state “dram shop” or similar laws which generally allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. For example, in December 2009, we entered into a Consent Decree in settlement of certain litigation brought by the U.S. Equal Employment Opportunity Commission alleging gender discrimination in promotions to management within the Outback Steakhouse organization, which required us to make a settlement payment of $19.0 million. In addition, during the four-year term of the Consent Decree, we are required to fulfill certain training, record-keeping and reporting requirements and maintain an open access system for restaurant employees to express interest in promotions within the Outback Steakhouse organization, and employ a human resources executive.

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business and results of operations.

Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability.

We are self-insured, or carry insurance programs with specific retention levels or deductibles, for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, liquor liability, employment practices liability, property, health benefits and other insurable risks. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase. These increases could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our customers or employees.

Conflict or terrorism could negatively affect our business.

We cannot predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state or group located in a foreign state or heightened security requirements on local, regional, national, or international economies or consumer confidence. Such events could negatively affect our business, including by reducing customer traffic or the availability of commodities.

If our advertising and marketing programs are unsuccessful in maintaining or driving increased customer traffic or are ineffective in comparison to those of our competitors, our results of operations could be adversely affected.

We conduct ongoing promotion-based brand awareness advertising campaigns and customer loyalty programs. If these programs are not successful or conflict with evolving customer preferences, we may not increase or maintain our customer traffic and will incur expenses without the benefit of higher revenues. In addition, if our competitors increase their spending on marketing and advertising programs, or develop more effective campaigns, this could have a negative effect on our brand relevance, customer traffic and results of operations.

BLOOMIN’ BRANDS, INC.

Unfavorable publicity could harm our business by reducing demand for our concepts or specific menu offerings.

Our business could be negatively affected by publicity resulting from complaints or litigation, either against us or other restaurant companies, alleging poor food quality, food-borne illness, personal injury, adverse health effects (including obesity) or other concerns. Regardless of the validity of any such allegations, unfavorable publicity relating to any number of restaurants or even a single restaurant could adversely affect public perception of the entire brand.

Additionally, unfavorable publicity towards a food product generally could negatively impact our business. For example, publicity regarding health concerns or outbreaks of disease in a food product, such as bovine spongiform encephalopathy (also known as “mad cow” disease), could reduce demand for our menu offerings. These factors could have a material adverse effect on our business.

Consumer reaction to public health issues, such as an outbreak of flu viruses or other diseases, could have an adverse effect on our business.

Our business could be harmed if the United States or other countries in which we operate experience an outbreak of flu viruses or other diseases. If a virus is transmitted by human contact, our employees or customers could become infected or could choose or be advised to avoid gathering in public places. This could adversely affect our restaurant traffic, our ability to adequately staff our restaurants, our ability to receive deliveries on a timely basis or our ability to perform functions at the corporate level. Our business could also be negatively affected if mandatory closures, voluntary closures or restrictions on operations are imposed in the jurisdictions in which we operate. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may have a material adverse effect on our business.

Food safety and food-borne illness concerns throughout the supply chain may have an adverse effect on our business by reducing demand and increasing costs.

Food safety issues could be caused by food suppliers or distributors and, as a result, be out of our control. In addition, regardless of the source or cause, any report of food-borne illnesses and other food safety issues including food tampering or contamination at one of our restaurants could adversely affect the reputation of our brands and have a negative impact on our sales. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

The food service industry is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid steak and other products we offer in favor of foods that are perceived as more healthy, our business and operating results would be harmed.

We have a limited number of suppliers for our major products and rely on one custom distribution company for our national distribution program in the U.S. If our suppliers or custom distributor are unable to fulfill their obligations under their contracts or we are unable to develop or maintain relationships with these or new suppliers or distributors, if needed, we could encounter supply shortages and incur higher costs.

We have a limited number of suppliers for our major products, such as beef. In 2012, we purchased more than 75% of our beef raw materials from four beef suppliers who represent approximately 85% of the total beef marketplace in the U.S. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. In addition, we use one distribution company to provide distribution services in the U.S. Although we have not experienced significant problems with our suppliers or distributor, if our suppliers or distributor are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

BLOOMIN’ BRANDS, INC.

In addition, if we are unable to maintain current purchasing terms or ensure service availability with our suppliers and distributor, we may lose customers and experience an increase in costs in seeking alternative supplier services. The failure to develop and maintain supplier and distributor relationships and any resulting disruptions to the provision of food and other supplies to our restaurant locations could adversely affect our operating results.

Shortages or interruptions in the supply or delivery of fresh food products could adversely affect our operating results.

We are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.

We outsource certain accounting processes to a third-party vendor, which subjects us to many risks that could disrupt our business, increase our costs and negatively impact our internal control processes.

In early 2011, we began to outsource certain accounting processes to a third-party vendor. The third-party vendor may not be able to handle the volume of activity or perform the quality of service that we have currently achieved at a cost-effective rate, which could adversely affect our business. The decision to outsource was made based on cost savings initiatives; however, we may not achieve these savings because of unidentified intangible costs and legal and regulatory matters, which could adversely affect our results of operations or financial condition. In addition, the performance of certain business processes in an outsourced capacity could negatively impact our internal control processes.

We rely heavily on information technology in our operations and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems across our operations and corporate functions, including point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash, data warehousing to support analytics, finance and accounting systems and other various processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant unplanned capital investments.

We are also in the process of implementing a finance and accounting system. Large-scale system implementations are complex and time-consuming projects that are capital intensive and can span 12 months or longer. Certain business and financial processes will also require transformation in order to effectively leverage the system’s benefits. Our business and results of operations may be adversely affected if we experience system usage problems and/or cost overruns during the implementation process, or if associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the system as planned or if the system does not operate as intended, it could adversely affect the effectiveness of our internal controls over financial reporting.

Security breaches of confidential customer information or personal employee information may adversely affect our business.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen.  We also maintain certain personal information regarding our employees. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information or if customer or employee information is obtained by unauthorized persons or used inappropriately.  Any such claim or proceeding, or any adverse publicity resulting from such an event, may have a material adverse effect on our business.

BLOOMIN’ BRANDS, INC.

An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and results of operations.

We test goodwill for impairment in the second quarter of each fiscal year and whenever events or changes in circumstances indicate that impairment may have occurred. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others:

•	a significant decline in our expected future cash flows;

•	a significant adverse change in legal factors or in the business climate;

•	unanticipated competition;

•	the testing for recoverability of a significant asset group within a reporting unit; and

•	slower growth rates.

Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and results of operations. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit. If the carrying value is less than the fair value, no impairment exists. If the carrying value is higher than the fair value, there is an indication of impairment and a second step is required to measure a goodwill impairment loss, if any. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

We evaluate our other intangible assets, primarily the Outback Steakhouse (domestic and international), Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s trademarks or trade names, to determine if they are definite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

As with goodwill, we test our indefinite-lived intangible assets for impairment in the second quarter of each fiscal year and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We estimate the fair value of these indefinite-lived intangible assets based on an income valuation model using the relief from royalty method, which requires assumptions related to projected revenues from our annual long-range plan, assumed royalty rates that could be payable if we did not own the assets and a discount rate.

During the years ended December 31, 2012, 2011 and 2010, we did not record any goodwill or material intangible asset impairment charges. However, during the year ended December 31, 2009, we recorded goodwill and intangible asset impairment charges of $58.1 million and $43.7 million, respectively. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired in the future, there could be an adverse effect on our financial condition and results of operations.

Changes to estimates related to our property, fixtures and equipment and definite-lived intangible assets or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the

BLOOMIN’ BRANDS, INC.

undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the sum of the discounted cash flows is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, our results of operations could be adversely affected.

The possibility of future misstatement exists due to inherent limitations in our control systems, which could adversely affect our business.

We cannot be certain that our internal control over financial reporting and disclosure controls and procedures will prevent all possible error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake, which could have an adverse impact on our business.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change, such as standards relating to leasing. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to fund our operations, which could prevent us from meeting our obligations.

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to fund our operations. Our ability to obtain funds from our subsidiaries is limited by our debt agreements.  Our inability to comply with these covenants and the deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk in connection with our variable-rate debt.

We are highly leveraged. As of December 31, 2012, our total indebtedness was approximately $1.5 billion. As of December 31, 2012, we also had approximately $183.8 million in available unused borrowing capacity under our revolving credit facility (after giving effect to undrawn letters of credit of approximately $41.2 million).

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on indebtedness;

•	increasing our vulnerability to general economic, industry and competitive conditions;

•	increasing our cost of borrowing;

BLOOMIN’ BRANDS, INC.

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•
exposing us to the risk of increased interest rates because certain of our borrowings under our senior secured credit facilities and commercial mortgage-backed securities loans are at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, restaurant development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may not be as highly leveraged.

We may incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities entered into in October 2012 (the “New Facilities”) and the commercial mortgage-backed securities loans entered into in March 2012 (the “2012 CMBS Loan”). If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

Approximately $1.0 billion of debt outstanding under our New Facilities and approximately $48.7 million of our 2012 CMBS Loan bear interest based on a floating rate index. An increase in these floating rates could cause a material increase in our interest expense.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

We are a holding company and conduct our operations through our subsidiaries, certain of which have incurred their own indebtedness. Our subsidiaries’ debt agreements contain various covenants that limit our ability to obtain funds from our subsidiaries through dividends, loans or advances. In addition, certain of our debt agreements limit our and our subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, redeem or repurchase our capital stock, make certain acquisitions or investments, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, merge or consolidate with or into, another company. Our debt agreements require us to satisfy certain financial tests and ratios. Our ability to satisfy such tests and ratios may be affected by events outside of our control.

If we breach the covenants under our debt agreements, the lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under the New Facilities and the 2012 CMBS Loan could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under our New Facilities and the 2012 CMBS Loan. If the lenders under the New Facilities and the 2012 CMBS Loan accelerate the repayment of borrowings, we cannot be certain that we will have sufficient assets to repay them.

We may not be able to generate sufficient cash to service all of our indebtedness and operating lease obligations, and we may be forced to take other actions to satisfy our obligations under our indebtedness and operating lease obligations, which may not be successful. If we fail to meet these obligations, we would be in default under our debt agreements and the lenders could elect to declare all amounts outstanding under them to be immediately due and payable and terminate all commitments to extend further credit.

Our ability to make scheduled payments on or to refinance our debt obligations and to satisfy our operating lease obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond our control. We cannot be certain that we will maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium,

BLOOMIN’ BRANDS, INC.

if any, and interest on our indebtedness, or to pay our operating lease obligations. If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations or take other actions to meet our debt service and other obligations. Our debt agreements restrict our ability to dispose of assets and how we may use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due. The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our debt agreements would constitute an event of default under those agreements and the lenders could elect to declare all amounts outstanding under them to be immediately due and payable and terminate all commitments to extend further credit.

Risks Related to Our Common Stock

We are a “controlled company” within the meaning of Nasdaq Stock Market Rules (“Nasdaq”), and as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

An investor group consisting of funds advised by our Sponsors and two of our Founders controls a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance rules of Nasdaq. “Controlled companies” under those rules are companies of which more than 50% of the voting power is held by an individual, a group or another company. Each member of the investor group has filed a Statement of Beneficial Ownership on Schedule 13G with the SEC relating to its respective holdings and the group’s arrangements with respect to disposition of the shares. On this basis, we currently avail ourselves of the “controlled company” exception under the Nasdaq rules and elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our Board of Directors consist of independent Directors;

•
the requirement that we have a nominating and corporate governance committee that is composed entirely of independent Directors with a written charter addressing the committee’s purpose and responsibilities, or otherwise have Director nominees selected by vote of a majority of the independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent Directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We utilize these exemptions, as we do not currently have a majority of independent Directors and our compensation committee and nominating and corporate governance committee do not consist entirely of independent Directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

The investor group, however, is not subject to any contractual obligation to retain its controlling interest. There can be no assurance as to the period of time during which such group will maintain their ownership of our common stock.

BLOOMIN’ BRANDS, INC.

Our stock price is subject to volatility and, as a result, you may not be able to resell your shares at or above the price you paid for them.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. Since our initial public offering in August 2012 through February 28, 2013, the price of our common stock, as reported by Nasdaq, has ranged from a low of $11.57 on August 8, 2012 to a high of $18.99 on February 1, 2013. The stock market in general has been highly volatile. As a result, the market price of our common stock is similarly volatile. You may experience a decrease, which could be substantial, in the value of your stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of your investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this filing and others such as:

•	actual or anticipated fluctuations in our quarterly or annual operating results and the performance of our competitors;

•	publication of research reports by securities analysts about us, our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	sales, or anticipated sales, of large blocks of our stock or of shares held by our Directors, executive officers, Sponsors and/or Founders;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community, whether or not correct, involving us, our suppliers or our competitors;

•	changes in accounting principles;

•	litigation and governmental investigations;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	a food borne illness outbreak;

•	natural disasters and other calamities; and

•	changes in general market and economic conditions.

As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

BLOOMIN’ BRANDS, INC.

There may be sales of a substantial amount of our common stock by our current stockholders, and these sales could cause the price of our common stock to fall.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.

At February 15, 2013, there were 121,439,523 shares of our common stock issued and outstanding. Of these shares, the 18,393,690 shares sold in our initial public offering are eligible for immediate sale in the public market without restriction by persons other than our affiliates. Our existing stockholders were subject to a lock-up agreement restricting sales of our common stock from the time of the offering until February 3, 2013. Many of these holders are subject to our insider trading policy and some can engage in transactions in our common stock only during designated trading windows, which will impact the timing of any sales by such holders.

Approximately 78.7% of our issued and outstanding shares are held by investment funds associated with our Sponsors and two of our Founders as of February 15, 2013. Our Sponsors and Founders may require us to register their shares for resale under federal securities laws. Registration of such shares would allow the holders to immediately sell the shares into the public market and shares that are sold pursuant to any such registration statement would become eligible for sale without restriction by persons other than our affiliates.

In addition, we registered with the SEC the issuance of shares of common stock pursuant to outstanding options under our 2007 Equity Incentive Plan (the “2007 Equity Plan”) and shares of common stock that are reserved for issuance under our 2012 Incentive Award Plan (the “2012 Equity Plan”).

Provisions in our certificate of incorporation and bylaws, our 2012 CMBS Loan documents and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.

Our certificate of incorporation and bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our company or changes in our management, including, among other things:

•	our Board of Directors is classified into three classes of Directors with only one class subject to election each year;

•	restrictions on the ability of our stockholders to fill a vacancy on the Board of Directors;

•
our ability to issue preferred stock with terms that the Board of Directors may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the inability of our stockholders to call a special meeting of stockholders;

•
our Directors may only be removed from the Board of Directors for cause by the affirmative vote of the holders of at least 75% of the voting power of outstanding shares of our capital stock entitled to vote generally in the election of Directors;

•	the absence of cumulative voting in the election of Directors, which may limit the ability of minority stockholders to elect Directors; and

•
advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of Directors or otherwise attempting to obtain control of us.

BLOOMIN’ BRANDS, INC.

In addition, the mortgage loan agreement for the 2012 CMBS Loan requires that our Sponsors, our Founders and our management stockholders or other permitted holders either own no less than 51% of our common stock or if they do not, that certain other conditions are satisfied. These provisions in our certificate of incorporation and bylaws and the 2012 CMBS Loan documents may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interests of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. We have elected in our certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law. However, our certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that our Sponsors and their respective affiliates will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions.

If securities analysts or industry analysts downgrade our stock, publish negative research or reports, or do not publish reports about our business, our stock price and trading volume could decline.

We expect that the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our stock or our competitors’ stock, our stock price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our Sponsors and Founders have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

We are currently controlled by an investor group consisting of funds advised by our Sponsors and two of our Founders. At February 15, 2013, such group beneficially owned an aggregate of approximately 78.7% of our outstanding common stock. For as long as such group continues to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to direct the election of all of the members of our Board of Directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, the investor group will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will be able to prevent or approve a change in our control and could take other actions that might be favorable to the members of the group. Even if the investor group’s ownership falls below 50%, our Sponsors will continue to be able to strongly influence or effectively control our decisions.

Additionally, certain of our Directors are also officers or control persons of our Sponsors. Although these Directors owe a fiduciary duty to manage us in a manner beneficial to us and our stockholders, these individuals also owe fiduciary duties to these other entities and their stockholders, members and limited partners. Because our Sponsors have such interests in other companies and engage in other business activities, certain of our Directors may experience conflicts of interest in allocating their time and resources among our business and these other activities. Two of our Founders also serve as our Directors and, due to their interests in certain transactions with us and our affiliates, they may also experience such conflicts of interest. Furthermore, these individuals could make substantial profits as a result of investment opportunities allocated to entities other than us. As a result, these individuals could pursue transactions that may not be in our best interest, which could have a material adverse effect on our operations and your investment.

BLOOMIN’ BRANDS, INC.

Because we have no plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our New Facilities. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders may experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Item 1B. Unresolved Staff Comments

Not applicable.

BLOOMIN’ BRANDS, INC.

Item 2.    Properties

During the year ended December 31, 2012, we added 37 new restaurant sites and closed nine others. As of December 31, 2012, we had 1,471 system-wide restaurants located across the following states, territories or countries:

Company-Owned
Alabama	22	Kansas	10	New Jersey	41	Utah	6
Arizona	31	Kentucky	17	New Mexico	5	Vermont	1
Arkansas	11	Louisiana	21	New York	43	Virginia	60
California	21	Maryland	41	North Carolina	64	West Virginia	8
Colorado	28	Massachusetts	19	Ohio	48	Wisconsin	11
Connecticut	12	Michigan	35	Oklahoma	11	Wyoming	2
Delaware	2	Minnesota	9	Pennsylvania	43
Florida	217	Mississippi	2	Puerto Rico	1	China (Mainland)	1
Georgia	51	Missouri	16	Rhode Island	3	Hong Kong	8
Hawaii	7	Montana	1	South Carolina	37	South Korea	106
Illinois	27	Nebraska	7	South Dakota	2
Indiana	22	Nevada	16	Tennessee	37
Iowa	8	New Hampshire	2	Texas	75
Franchise and Development Joint Venture
Alabama	1	Oregon	8	Dominican Republic	1	Singapore	1
Alaska	1	South Carolina	1	Egypt	1	Taiwan	5
California	63	Tennessee	3	Guam	1	Thailand	1
Florida	3	Washington	18	Indonesia	3	United Arab Emirates	2
Idaho	6			Japan	10
Mississippi	6	Australia	6	Malaysia	1
Montana	2	Brazil	41	Mexico	5
North Carolina	1	Canada	4	Philippines	3
Ohio	1	Costa Rica	1	Saudia Arabia	3

As of December 31, 2012, approximately 20% of our restaurant sites were owned by our subsidiaries. The remaining 80% of our restaurant sites were leased by our subsidiaries from third parties.

In the future, we intend to either convert existing third-party leased retail space or construct new restaurants through leases in the majority of circumstances. Initial lease expirations for our other leased properties typically range from five to ten years, with the majority of the leases providing for an option to renew for two or more additional terms. All of our leases provide for a minimum annual rent, and many leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require us to pay our share of the costs of insurance, taxes and common area operating costs.

As of December 31, 2012, we leased approximately 168,000 square feet of office space in Tampa, Florida for our corporate headquarters and research and development facilities under leases expiring on January 31, 2025.

BLOOMIN’ BRANDS, INC.

Item 3.    Legal Proceedings

We are subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance if they exceed specified retention or deductible amounts. In the opinion of management, the amount of ultimate liability with respect to those actions will not have a material adverse impact on our financial position or results of operations and cash flows. We accrue for loss contingencies that are probable and reasonably estimable. Legal costs are reported in General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income. We generally do not accrue for legal costs expected to be incurred with a loss contingency until those services are provided.

Item 4. Mine Safety Disclosures

Not applicable.

BLOOMIN’ BRANDS, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “BLMN” since August 8, 2012. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on Nasdaq:

	2012
	HIGH	LOW
Third quarter (1)	$16.53	$11.57
Fourth quarter	$16.98	$13.01
____________________

(1)	Represents the period from August 8, 2012, the date of our initial public offering, through September 30, 2012, the end of our third quarter.

HOLDERS

As of February 15, 2013, there were 58 holders of record of our common stock. An investor group consisting of funds advised by our Sponsors and two of our Founders beneficially own a controlling interest in our Company.

DIVIDENDS

We did not declare or pay any dividends on our common stock during 2011 or 2012. Our Board of Directors does not intend to pay regular dividends on our common stock. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in the New Facilities and other considerations, determine to pay dividends in the future.

Our ability to pay dividends is dependent on our ability to obtain funds from our subsidiaries. Payment of dividends by OSI to Bloomin’ Brands is restricted under the New Facilities to dividends for the purpose of paying Bloomin’ Brands’ franchise and income taxes and ordinary course operating expenses; dividends for certain other limited purposes; and other dividends subject to an aggregate cap over the term of the agreement.

BLOOMIN’ BRANDS, INC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

During the year ended December 31, 2012, securities were authorized for issuance under both the 2007 Equity Plan and the 2012 Equity Plan. Upon completion of our initial public offering, the 2012 Equity Plan was adopted, and no further awards were made under the 2007 Equity Plan or will be made in the future. The following table presents the securities authorized for issuance under our equity compensation plans at December 31, 2012 (in thousands, except exercise price):

	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (1)
Equity compensation plans approved by security holders	12,379	$7.99	2,730
Equity compensation plans not approved by security holders	—	—	—
Total	12,379	$7.99	2,730
____________________

(1)	The shares remaining available for issuance may be issued in the form of restricted stock or other stock awards.

As of the first business day of each fiscal year, commencing on January 1, 2013, the aggregate number of shares that may be issued pursuant to the 2012 Equity Plan will automatically increase by a number equal to 2% of the total number of shares then issued and outstanding.

BLOOMIN’ BRANDS, INC.

STOCK PERFORMANCE GRAPH

The following graph depicts the total return to stockholders from August 8, 2012, the date our common stock became listed on the Nasdaq Global Select Market, through December 31, 2012, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and each index on August 8, 2012 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Stockholder Return
Bloomin' Brands, Inc., Standard & Poor's 500 And Standard & Poor's Consumer Discretionary Index
(Performance Results Through December 31, 2012)

130
125
120
115
110
105
100
95
08/08/12
12/31/12
Bloomin' Brands, Inc.
Standard & Poor's 500
Standard & Poor's Consumer Discretionary

	AUGUST 8, 2012	DECEMBER 31, 2012
Bloomin’ Brands, Inc. (BLMN)	$100.00	$126.03
Standard & Poor’s 500	$100.00	$102.72
Standard & Poor’s Consumer Discretionary	$100.00	$107.53

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Equity Securities

During the period beginning January 1, 2012 through August 7, 2012, we granted to certain eligible participants 35,000 options to purchase our common stock with an exercise price of $10.03, 20,000 options to purchase our common stock with an exercise price of $12.02, and 600,000 options to purchase our common stock with an exercise price of $14.58 under our 2007 Equity Plan. In addition, we granted to certain eligible participants 260,859 shares of restricted stock under our 2007 Equity Plan during this period. The options and shares of restricted stock were issued without registration in reliance on the exemption afforded by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering, or Rule 701 promulgated under the Securities Act, as a transaction pursuant to a compensatory benefit plan.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

BLOOMIN’ BRANDS, INC.

Item 6. Selected Financial Data

This selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, included in Item 8 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report and Risk Factors, included in Item 1A of this report. The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated (in thousands):

	YEARS ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
					(unaudited)
Statements of Operations and Comprehensive Income (Loss) Data:
Revenues
Restaurant sales	$3,946,116	$3,803,252	$3,594,681	$3,573,760	$3,937,894
Other revenues	41,679	38,012	33,606	27,896	23,262
Total revenues	3,987,795	3,841,264	3,628,287	3,601,656	3,961,156
Costs and expenses
Cost of sales	1,281,002	1,226,098	1,152,028	1,184,074	1,389,365
Labor and other related	1,117,624	1,094,117	1,034,393	1,024,063	1,094,907
Other restaurant operating	918,522	890,004	864,183	849,696	938,374
Depreciation and amortization	155,482	153,689	156,267	186,074	205,492
General and administrative (1) (2)	326,473	291,124	252,793	252,298	264,021
(Recovery) allowance of note receivable from affiliated entity (3)	—	(33,150)	—	—	33,150
Loss on contingent debt guarantee	—	—	—	24,500	—
Goodwill impairment	—	—	—	58,149	726,486
Provision for impaired assets and restaurant closings (4)	13,005	14,039	5,204	134,285	117,699
Income from operations of unconsolidated affiliates	(5,450)	(8,109)	(5,492)	(2,196)	(2,343)
Total costs and expenses	3,806,658	3,627,812	3,459,376	3,710,943	4,767,151
Income (loss) from operations	181,137	213,452	168,911	(109,287)	(805,995)
(Loss) gain on extinguishment and modification of debt (5)	(20,957)	—	—	158,061	48,409
Other (expense) income, net	(128)	830	2,993	(199)	(11,122)
Interest expense, net (5)	(86,642)	(83,387)	(91,428)	(115,880)	(197,041)
Income (loss) before provision (benefit) for income taxes	73,410	130,895	80,476	(67,305)	(965,749)
Provision (benefit) for income taxes	12,106	21,716	21,300	(2,462)	(99,416)
Net income (loss)	61,304	109,179	59,176	(64,843)	(866,333)
Less: net income (loss) attributable to noncontrolling interests	11,333	9,174	6,208	(380)	(3,041)
Net income (loss) attributable to Bloomin’ Brands, Inc.	$49,971	$100,005	$52,968	$(64,463)	$(863,292)

Net income (loss)	$61,304	$109,179	$59,176	$(64,843)	$(866,333)
Other comprehensive income (loss):
Foreign currency translation adjustment	7,543	(2,711)	4,556	10,273	(33,380)
Comprehensive income (loss)	68,847	106,468	63,732	(54,570)	(899,713)
Less: comprehensive income (loss) attributable to noncontrolling interests	11,333	9,174	6,208	(380)	(3,041)
Comprehensive income (loss) attributable to Bloomin’ Brands, Inc.	$57,514	$97,294	$57,524	$(54,190)	$(896,672)

BLOOMIN’ BRANDS, INC.

	YEARS ENDED DECEMBER 31,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008
					(unaudited)
Basic net income (loss) attributable to Bloomin’ Brands, Inc. per share	$0.45	$0.94	$0.50	$(0.62)	$(8.43)
Diluted net income (loss) attributable to Bloomin’ Brands, Inc. per share	$0.44	$0.94	$0.50	$(0.62)	$(8.43)
Weighted average shares outstanding:
Basic	111,999	106,224	105,968	104,442	102,383
Diluted	114,821	106,689	105,968	104,442	102,383

	DECEMBER 31,
(in thousands)	2012	2011	2010	2009	2008
				(unaudited)	(unaudited)
Balance Sheet Data:
Cash and cash equivalents (6)	$261,690	$482,084	$365,536	$330,957	$311,118
Net working capital (deficit) (5) (7)	(203,566)	(248,145)	(120,135)	(187,648)	(171,095)
Total assets	3,016,553	3,353,936	3,243,411	3,340,708	3,695,696
Total debt, net (5)	1,494,440	2,109,290	2,171,524	2,302,233	2,562,889
Total stockholders’ equity (deficit) (8)	220,205	40,297	(55,911)	(116,625)	(66,814)
____________________

(1)
Includes management fees and out-of-pocket and other reimbursable expenses paid to a management company owned by our Sponsors and Founders of $5.8 million, $9.4 million, $11.6 million, $10.7 million and $9.9 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively, under a management agreement that terminated upon the completion of our initial public offering. In connection with the termination, we paid an $8.0 million termination fee to the management company in the third quarter of 2012.

(2)
The expense in 2012 includes approximately $34.1 million of certain executive compensation costs and non-cash stock compensation charges recorded upon completion of our initial public offering and approximately $7.4 million of additional legal and other professional fees primarily from the amendment and restatement of a lease between OSI and PRP.

(3)
In November 2011, we received a settlement payment from T-Bird, a limited liability company affiliated with our California franchisees of Outback Steakhouse restaurants, in connection with a settlement agreement that satisfied all outstanding litigation with T-Bird. This litigation began in early 2009 and therefore, we had recorded an allowance for the note receivable for the year ended December 31, 2008.

(4)
During 2009, our Provision for impaired assets and restaurant closings primarily included: (i) $46.0 million of impairment charges to reduce the carrying value of the assets of Cheeseburger in Paradise to their estimated fair market value due to our sale of the concept in the third quarter of 2009, (ii) $47.6 million of impairment charges and restaurant closing expense for certain of our other restaurants and (iii) $36.0 million of impairment charges for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names. During 2008, our Provision for impaired assets and restaurant closings primarily included: (i) $49.0 million of impairment charges for the domestic and international Outback Steakhouse and Carrabba’s Italian Grill trade names, (ii) $3.5 million of impairment charges for the Blue Coral Seafood and Spirits trademark and (iii) $63.9 million of impairment charges and restaurant closing expense for certain of our restaurants.

(5)
During the fourth quarter of 2012, OSI completed a refinancing of its outstanding senior secured credit facilities from 2007 (the “2007 Credit Facilities”) and entered into a credit agreement with a syndicate of institutional lenders and financial institutions.  The New Facilities provide for senior secured financing of up to $1.225 billion, consisting of a $1.0 billion term loan B and a $225.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities. The term loan B was issued with an original issue discount of of $10.0 million. We recorded a $9.1 million loss related to the extinguishment and modification of the 2007 Credit Facilities during the fourth quarter of 2012. During the third quarter of 2012, OSI paid an aggregate of $259.8 million to retire its senior notes due 2015, which included $248.1 million in aggregate outstanding principal, $6.5 million of prepayment premium and early tender incentive fees and $5.2 million of accrued interest. The senior notes were satisfied and discharged on August 13, 2012. As a result of these transactions, we recorded a loss from the extinguishment of debt of $9.0 million in the third quarter of 2012. In March 2012, New Private Restaurant Properties, LLC and two of the Company’s other indirect wholly-owned subsidiaries (collectively, “New PRP”) entered into the 2012 CMBS Loan with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and was comprised of a first mortgage loan in the amount of $324.8 million, collateralized by 261 of our properties, and two mezzanine loans totaling $175.2 million. The proceeds from the 2012 CMBS Loan were used to repay PRP’s existing commercial mortgage-backed securities loan (the “CMBS Loan”). As a result of refinancing the CMBS Loan, the net amount repaid along with scheduled maturities within one year, $281.3 million, was classified as current at December 31, 2011. During the first quarter of 2012, we recorded a $2.9 million loss on extinguishment of debt. In March 2009 and November 2008, we repurchased $240.1 million and $61.8 million, respectively, of OSI’s outstanding senior notes for $73.0 million and $11.7 million, respectively. These repurchases resulted in gains on extinguishment of debt, after the pro rata reduction of unamortized deferred financing fees and other related costs, of $158.1 million in 2009 and $48.4 million in 2008.

BLOOMIN’ BRANDS, INC.

(6)	Excludes restricted cash.

(7)
We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and for capital expenditures.

(8)
On August 13, 2012, we completed an initial public offering in which (i) the Company issued and sold an aggregate of 14,196,845 shares of common stock (including 1,196,845 shares sold pursuant to an underwriters’ option to purchase additional shares) at a price to the public of $11.00 per share for aggregate gross offering proceeds of $156.2 million and (ii) certain of our stockholders sold 4,196,845 shares of our common stock (including 1,196,845 shares pursuant to the underwriters’ option to purchase additional shares) at a price to the public of $11.00 per share for aggregate gross offering proceeds of $46.2 million. We received net proceeds in the offering of approximately $142.2 million after deducting underwriting discounts and commissions of approximately $9.4 million on our sale of shares and $4.6 million of offering related expenses payable by us. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders. All of the net proceeds, together with cash on hand, were applied to the retirement of OSI’s outstanding senior notes.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes.  Unless the context otherwise indicates, as used in this report, the term the “Company,” “we,” “us,” “our” and other similar terms mean Bloomin’ Brands, Inc. and its subsidiaries.

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 31, 2012, we owned and operated 1,268 restaurants and had 203 restaurants operating under a franchise or joint venture arrangement across 48 states, Puerto Rico, Guam and 19 countries. We have five founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Our concepts seek to provide a compelling customer experience combining great food, highly attentive service and lively and contemporary ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment. Each of our concepts maintains a unique, founder-inspired brand identity and entrepreneurial culture, while leveraging our scale and enhanced operating model. We consider Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar to be our core concepts.

The restaurant industry is a highly competitive and fragmented industry and is sensitive to changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies, labor and fluctuations in prices of commodities, including beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies.  Restaurant companies tend to be focused on increasing market share, comparable restaurant sales growth and new unit growth. Competitive pressure for market share, commodity inflation, foreign currency exchange rates and other market conditions have had and could continue to have an adverse impact on our business.

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

In 2010, we launched a new strategic plan and operating model, added experienced executives to our management team and adapted practices from the consumer products and retail industries to complement our restaurant acumen and enhance our brand management, analytics and innovation. This new model keeps the customer at the center of our decision-making and focuses on continuous innovation and productivity to drive sustainable sales and profit growth. As a result of these initiatives, we continue to be recommitted to new unit development after curtailing expansion from 2009 to 2011. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2011 and 2012, we continued to balance near-term growth in market share with investments to achieve sustainable growth. As a result of continued improvements in infrastructure and organizational effectiveness, we grew average restaurant volumes and comparable restaurant sales at each of our existing domestic Company-owned restaurants for our core brands in 2012. In addition, we improved our operating margins at the restaurant level by 6.1% in 2012 as compared to 2011. Operating margins at the restaurant level are calculated as restaurant sales after deduction of the main restaurant-level operating costs (comprised of Cost of sales, Labor and other related and Other restaurant operating expenses). Across our restaurant system, we opened 37 restaurants (22 were domestic and 15 international) and we increased system-wide sales by 3.8% in 2012.

We believe that the combination of macro-economic and other factors have put considerable pressure on sales in the casual dining industry thus far in 2013 and, as a result, we believe the first quarter of 2013 will reflect a slowdown in our comparable restaurant sales growth.  For example, the ongoing impacts of the housing crisis, high unemployment, the so-called “sequester” and related governmental spending and budget matters, gasoline prices, reduced disposable consumer income and consumer confidence have had a negative effect on discretionary consumer spending.  As these conditions persist, we will face increased pressure with respect to our pricing, traffic levels and commodity costs.  We believe that in this environment, we will need to maintain our focus on value and innovation to continue to drive sales.

Key Performance Indicators

Key measures that we use in evaluating our restaurants and assessing our business include the following:

•	Average restaurant unit volumes—average sales per restaurant to measure changes in customer traffic, pricing and development of the brand;

•
Comparable restaurant sales—year-over-year comparison of sales volumes for domestic, Company-owned restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants;

•	System-wide sales—total restaurant sales volume for all Company-owned, franchise and unconsolidated joint venture restaurants, regardless of ownership, to interpret the overall health of our brands;

•
Adjusted income from operations, Adjusted net income attributable to Bloomin’ Brands, Inc. and Adjusted diluted earnings per share—non-GAAP financial measures utilized to evaluate our operating performance, which definitions, usefulness and reconciliations are described in more detail in the “Non-GAAP Financial Measures” section below; and

•	Customer satisfaction scores—measurement of our customers’ experiences in a variety of key attributes.

2012 Business and Financial Highlights

Our 2012 business and financial results include:

•
An increase in consolidated revenues of 3.8% to $4.0 billion, driven primarily by 3.7% growth in combined comparable restaurant sales at existing domestic Company-owned core restaurants, in 2012 as compared to 2011;

•	37 system-wide restaurant openings across most brands (27 were Company-owned and ten franchise and unconsolidated joint venture locations), and 150 Outback Steakhouse renovations in 2012;

•	Productivity and cost management initiatives that we estimate allowed us to save approximately $59 million in the aggregate in 2012, while our costs increased due to rising commodity prices;

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Income from operations of $181.1 million in 2012 compared to $213.5 million in 2011, which was primarily due to increased expenses of $42.1 million associated with our initial public offering partially offset by an increase of 6.1% in operating margins at the restaurant level;

•
A reorganization of our entire capital structure by refinancing PRP’s CMBS Loan in the first quarter of 2012, completing our initial public offering and retiring OSI’s senior notes in the third quarter of 2012 and refinancing OSI’s 2007 Credit Facilities in the fourth quarter of 2012; and

•
Acquiring the remaining interests in our Roy’s joint venture and the remaining limited partnership interests in certain of our limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 44 Bonefish Grill restaurants and 17 Carrabba’s Italian Grill restaurants.

Growth Strategies

In 2013, our key growth strategies include:

•
Grow Comparable Restaurant Sales. We plan to continue our efforts to remodel our Outback Steakhouse and Carrabba’s Italian Grill restaurants, use limited-time offers and multimedia marketing campaigns to drive traffic, additional selective expansion of the lunch daypart and introduce innovative menu items that match evolving consumer preferences.

•
Pursue New Domestic and International Development With Strong Unit Level Economics. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally. Since 2010, we have added significant resources in site selection, construction and design to support the opening of new restaurants. Our top domestic development priority is Bonefish Grill unit growth. Internationally, we are focusing on existing markets in South Korea, Hong Kong and Brazil, with strategic expansion in selected emerging and high growth developed markets. We are focusing our new market growth in China, Mexico and South America. We expect to open between 45 and 55 system-wide locations in 2013.

•
Drive Margin Improvement. We believe we have the opportunity to increase our margins through leveraging increases in average unit volumes and cost reductions in labor, food cost, supply chain and restaurant facilities.

Ownership Structures

Our restaurants are predominantly Company-owned or controlled, including through joint ventures, and otherwise operated under franchise arrangements. We generate our revenues primarily from our Company-owned or controlled restaurants and secondarily through ongoing royalties from our franchised restaurants and sales of franchise rights.

Company-owned or controlled restaurants include restaurants owned directly by us, by limited partnerships in which we are the general partner and our managing partners and chef partners are limited partners and by joint ventures in which we are a member. Our legal ownership interests in these joint ventures and our legal ownership interests as general partner in these limited partnerships generally range from 50% to 90%. Our cash flows from these entities are limited to the relative portion of our ownership. The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners’ interests is eliminated in Net income attributable to noncontrolling interests in our Consolidated Statements of Operations and Comprehensive Income.

In the future, we do not plan to utilize limited partnerships for domestic Company-owned restaurants. Instead, the restaurants will be wholly-owned by us and the area operating, managing and chef partners will receive their distributions of restaurant cash flow as employee compensation rather than partnership distributions.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We pay royalties on approximately 95% of our Carrabba’s Italian Grill restaurants ranging from 1.0% to 1.5% of sales pursuant to agreements we entered into with the Carrabba’s Italian Grill founders.

Historically, Company-owned restaurants also included restaurants owned by our Roy’s joint venture and our consolidated financial statements included the accounts and operations of our Roy’s joint venture even though we had less than majority ownership. Effective October 1, 2012, we purchased the remaining interests in our Roy’s joint venture from our joint venture partner, RY-8, for $27.4 million, (see “—Liquidity and Capital Resources—Transactions”).

Through a joint venture arrangement with PGS Participacoes Ltda., we hold a 50% ownership interest in the Brazilian Joint Venture. The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback Steakhouse restaurants in Brazil. We account for the Brazilian Joint Venture under the equity method of accounting. We are responsible for 50% of the costs of new restaurants operated by the Brazilian Joint Venture and our joint venture partner is responsible for the other 50% and has operating control. Income and loss derived from the Brazilian Joint Venture is presented in Income from operations of unconsolidated affiliates in our Consolidated Statements of Operations and Comprehensive Income. Restaurants owned by the Brazilian Joint Venture are included in “Unconsolidated Joint Venture” restaurants.

We derive no direct income from operations of franchised restaurants other than initial and developmental franchise fees and ongoing royalties, which are included in Other revenues in our Consolidated Statements of Operations and Comprehensive Income.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	DECEMBER 31,
	2012	2011	2010
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned—domestic (1)	665	670	671
Company-owned—international (1)	115	110	119
Franchised—domestic	106	106	108
Franchised and joint venture—international	89	81	70
Total	975	967	968
Carrabba’s Italian Grill
Company-owned	234	231	232
Franchised	1	1	1
Total	235	232	233
Bonefish Grill
Company-owned	167	151	145
Franchised	7	7	7
Total	174	158	152
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	65	64	64
Roy’s
Company-owned	22	22	22
System-wide total	1,471	1,443	1,439
____________________

(1)
One Company-owned restaurant in Puerto Rico that was previously included in Outback Steakhouse (international) in prior filings is now included in Outback Steakhouse (domestic). Prior years have been revised to conform to the current year presentation.

We operate restaurants under brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods, and as a result, aggregate our operating segments into a single reporting segment.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated percentages that items in our Consolidated Statements of Operations and Comprehensive Income bear to total revenues or restaurant sales, as indicated:

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Revenues
Restaurant sales	99.0%	99.0%	99.1%
Other revenues	1.0	1.0	0.9
Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.5	32.2	32.0
Labor and other related (1)	28.3	28.8	28.8
Other restaurant operating (1)	23.3	23.4	24.0
Depreciation and amortization	3.9	4.0	4.3
General and administrative (2)	8.2	7.6	7.0
Recovery of note receivable from affiliated entity	—	(0.9)	—
Provision for impaired assets and restaurant closings	0.3	0.4	0.1
Income from operations of unconsolidated affiliates	(0.1)	(0.2)	(0.2)
Total costs and expenses	95.5	94.4	95.3
Income from operations	4.5	5.6	4.7
Loss on extinguishment and modification of debt	(0.5)	—	—
Other (expense) income, net	(*)	*	0.1
Interest expense, net	(2.2)	(2.2)	(2.5)
Income before provision for income taxes	1.8	3.4	2.3
Provision for income taxes	0.3	0.6	0.6
Net income	1.5	2.8	1.7
Less: net income attributable to noncontrolling interests	0.3	0.2	0.2
Net income attributable to Bloomin’ Brands, Inc.	1.2%	2.6%	1.5%

Net income	1.5%	2.8%	1.7%
Other comprehensive income:
Foreign currency translation adjustment	0.2	(0.1)	0.1
Comprehensive income	1.7	2.7	1.8
Less: comprehensive income attributable to noncontrolling interests	0.3	0.2	0.2
Comprehensive income attributable to Bloomin’ Brands, Inc.	1.4%	2.5%	1.6%
____________________

(1)	As a percentage of Restaurant sales.

(2)
General and administrative costs exclusive of $42.1 million of initial public offering related expenses would have been 7.1% of Total revenues for the year ended December 31, 2012 (see “—General and administrative expenses” discussion).

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Restaurant sales

	YEARS ENDED				YEARS ENDED
	DECEMBER 31,				DECEMBER 31,
(dollars in millions):	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
Restaurant sales	$3,946.1	$3,803.3	$142.8	3.8%	3,803.3	3,594.7	$208.6	5.8%

The increase in restaurant sales in 2012 as compared to 2011 was primarily attributable to (i) a $123.2 million increase in comparable restaurant sales at our existing restaurants (including a 3.7% combined comparable restaurant sales increase in 2012 at our core domestic restaurants), which was primarily due to increases in customer traffic and general menu prices and (ii) a $50.6 million increase in sales from 36 restaurants not included in our comparable restaurant sales base. The increase in customer traffic was primarily a result of promotions throughout our concepts, innovations in our menu, service and operations, mild winter weather conditions, the additional day in February due to Leap Year, weekend lunch expansions in our Outback Steakhouse concept and renovations at additional Outback Steakhouse locations. The increase in restaurant sales in 2012 as compared to 2011 was partially offset by a $6.8 million decrease from the closing of seven restaurants during 2012 and a $24.2 million decrease from the sale (and franchise conversion) of nine of our Company-owned Outback Steakhouse restaurants in Japan in October 2011.

The increase in restaurant sales in 2011 as compared to 2010 was primarily attributable to (i) a $195.7 million increase in comparable restaurant sales at our existing restaurants (including a 4.9% combined comparable restaurant sales increase in 2011 at our core domestic restaurants) which was primarily due to increases in customer traffic and general menu prices and (ii) a $15.9 million increase in sales from 17 restaurants not included in our comparable restaurant sales base. The increase in customer traffic was primarily a result of promotions throughout our concepts, innovations in our menu, service and operations and renovations at Outback Steakhouse. The increase in restaurant sales in 2011 as compared to 2010 was partially offset by a $2.0 million decrease from the closing of three restaurants during 2011 and a $1.0 million decrease from the sale (and franchise conversion) of nine of our Company-owned Outback Steakhouse restaurants in Japan in October 2011.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for our core brands:

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Average restaurant unit volumes (in thousands):
Outback Steakhouse (1)	$3,165	$3,030	$2,907
Carrabba’s Italian Grill	$2,999	$2,946	$2,816
Bonefish Grill	$3,162	$3,023	$2,781
Fleming’s Prime Steakhouse and Wine Bar	$3,929	$3,730	$3,476
Operating weeks:
Outback Steakhouse (1)	34,959	34,966	35,252
Carrabba’s Italian Grill	12,078	12,077	12,097
Bonefish Grill	8,163	7,600	7,553
Fleming’s Prime Steakhouse and Wine Bar	3,350	3,337	3,337
Year over year percentage change:
Menu price increases (decreases): (2)
Outback Steakhouse	2.2%	1.5%	(0.1)%
Carrabba’s Italian Grill	2.3%	1.5%	0.4%
Bonefish Grill	2.2%	1.9%	0.2%
Fleming’s Prime Steakhouse and Wine Bar	2.0%	3.0%	0.5%
Comparable restaurant sales (restaurants open 18 months or more):
Outback Steakhouse (1)	4.4%	4.0%	1.5%
Carrabba’s Italian Grill	1.7%	4.6%	2.9%
Bonefish Grill	3.2%	8.3%	6.5%
Fleming’s Prime Steakhouse and Wine Bar	5.1%	7.4%	10.4%
Combined (concepts above)	3.7%	4.9%	2.7%
____________________

(1)
One Company-owned restaurant in Puerto Rico that was previously included in Outback Steakhouse (international) in prior filings is now included in Outback Steakhouse (domestic). This change affects the calculation of average restaurant unit volumes, operating weeks and comparable restaurant sales. Prior years have been revised to conform to the current year presentation.

(2)	The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES

Cost of sales

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2012	2011	Change	2011	2010	Change
Cost of sales	$1,281.0	$1,226.1		$1,226.1	$1,152.0
% of Restaurant sales	32.5%	32.2%	0.3%	32.2%	32.0%	0.2%

Cost of sales, consisting of food and beverage costs, increased as a percentage of restaurant sales in 2012 as compared to 2011. The increase as a percentage of restaurant sales was primarily 1.1% from increases in beef, seafood and other commodity costs and 0.5% from changes in our liquor, beer and wine mix and product mix. The increase was partially offset by decreases as a percentage of restaurant sales of 0.8% from the impact of certain cost savings initiatives and 0.6% from menu price increases.

The increase as a percentage of restaurant sales in 2011 as compared to 2010 was primarily 1.4% from increases in seafood, dairy, beef and other commodity costs. The increase was partially offset by decreases as a percentage of restaurant sales of 0.9% from the impact of certain cost savings initiatives and 0.4% from menu price increases.

Labor and other related expenses

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2012	2011	Change	2011	2010	Change
Labor and other related	$1,117.6	$1,094.1		$1,094.1	$1,034.4
% of Restaurant sales	28.3%	28.8%	(0.5)%	28.8%	28.8%	—%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the PEP and the POA (see “—Liquidity and Capital Resources—Deferred Compensation Plans”), and other incentive compensation expenses. Labor and other related expenses decreased as a percentage of restaurant sales in 2012 as compared to 2011. Items that contributed to a decrease as a percentage of restaurant sales primarily included 0.7% from higher average unit volumes at our restaurants and 0.4% from the impact of certain cost savings initiatives. These decreases were partially offset by increases as a percentage of restaurant sales of the following: (i) 0.5% from higher kitchen and service labor costs, (ii) 0.1% from higher field management labor and bonus expenses and (iii) 0.1% from an increase in health insurance costs.

Labor and other related expenses were flat as a percentage of restaurant sales in 2011 as compared with 2010. Items that contributed to an increase as a percentage of restaurant sales included the following: (i) 0.4% from higher kitchen and service labor costs, (ii) 0.3% from higher field management labor, bonus and distribution expenses, (iii) 0.2% from a settlement of an Internal Revenue Service assessment of employment taxes and (iv) 0.1% from an increase in health insurance costs. These increases were offset by decreases as a percentage of restaurant sales of 0.7% from higher average unit volumes at our restaurants and 0.3% from the impact of certain cost savings initiatives.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other restaurant operating expenses

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2012	2011	Change	2011	2010	Change
Other restaurant operating	$918.5	$890.0		$890.0	$864.2
% of Restaurant sales	23.3%	23.4%	(0.1)%	23.4%	24.0%	(0.6)%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. The decrease as a percentage of restaurant sales in 2012 as compared to 2011 was primarily 0.5% from higher average unit volumes at our restaurants and 0.3% from certain cost savings initiatives. The decrease was partially offset by increases as a percentage of restaurant sales primarily attributable to 0.3% of higher general liability insurance expense and 0.3% of higher restaurant occupancy costs as a result of the sale-leaseback transaction entered into in March 2012 (the “Sale-Leaseback Transaction”) (see “—Liquidity and Capital Resources—Transactions”).

The decrease as a percentage of restaurant sales in 2011 as compared with 2010 was primarily 0.7% from higher average unit volumes at our restaurants and 0.4% from certain cost savings initiatives. The decrease was partially offset by increases as a percentage of restaurant sales of 0.2% in operating supplies expense and 0.2% in advertising costs.

Depreciation and amortization expenses

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2012	2011	Change	2011	2010	Change
Depreciation and amortization	$155.5	$153.7		$153.7	$156.3
% of Total revenues	3.9%	4.0%	(0.1)%	4.0%	4.3%	(0.3)%

Depreciation and amortization expense decreased as a percentage of total revenues in 2012 as compared to 2011. This decrease as a percentage of total revenues was primarily driven by higher average unit volumes at our restaurants.

The decrease as a percentage of total revenues in 2011 as compared to 2010 was primarily 0.2% from certain assets being fully depreciated as of June 2010 as a result of purchase accounting adjustments recorded in conjunction with the Merger and 0.2% from higher average unit volumes at our restaurants. The decrease was partially offset by an increase as a percentage of restaurant sales of 0.1% from depreciation expense on property, fixtures and equipment additions during 2011 primarily due to our Outback Steakhouse renovations.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in millions):	2012	2011	Change	2011	2010	Change
General and administrative	$326.5	$291.1	$35.4	$291.1	$252.8	$38.3

General and administrative costs increased in 2012 as compared to 2011 primarily due to $42.1 million of additional expenses associated with our initial public offering, including $18.1 million of accelerated CEO retention bonus and incentive bonus expense, $16.0 million of non-cash stock compensation expense for the vested portion of outstanding stock options and an $8.0 million management agreement termination fee. Exclusive of these initial public offering related expenses, General and administrative costs decreased $6.7 million in the year ended December 31, 2012 as compared to the same period in 2011 primarily due to the following: (i) $5.2 million net increase in the cash surrender value of life insurance investments, (ii) $4.3 million loss from the sale of nine of our Company-owned Outback Steakhouse restaurants in Japan in October 2011, (iii) $4.2 million decrease in legal and professional fees, (iv) $3.5 million lower management fees, exclusive of the termination fee, due to the termination of the management agreement in August 2012, (v) $3.5 million gain from the collection of proceeds from the 2009 sale of our Cheeseburger in Paradise concept and (vi) $3.2 million gain from the settlement of lawsuits. This decrease was partially offset by (i) $8.1 million of increased general and administrative costs associated with field support, managers-in-training and field compensation, bonus, distribution and buyout expense, (ii) $7.4 million of additional legal and other professional fees mainly resulting from amendment and restatement of a lease between OSI and PRP and (iii) $2.7 million of net additional corporate compensation, payroll taxes, benefits and bonus expenses primarily as a result of increasing our resources in consumer insights, research and development, productivity and human resources.

The increase in 2011 as compared to 2010 was primarily due to the following: (i) $12.1 million of additional corporate compensation, bonus and relocation expenses primarily as a result of increasing our resources in consumer insights, research and development, productivity and human resources, (ii) $8.2 million of increased general and administrative costs associated with field support, managers-in-training and field compensation, bonus, distribution and buyout expense, (iii) a $6.2 million net decline in the cash surrender value of life insurance investments, (iv) $7.4 million of additional legal and other professional fees, (v) a $4.3 million loss from the sale of nine of our Company-owned Outback Steakhouse restaurants in Japan in October 2011, (vi) $3.8 million of additional information technology expense, (vii) $1.7 million of increased corporate business travel and meeting-related expenses and (viii) $0.5 million of expenses incurred in 2011 in connection with the Sale-Leaseback Transaction. This increase was partially offset by $5.3 million of cost savings initiatives and a $2.0 million allowance for the PRG promissory note recorded in the first quarter of 2010.

Recovery of note receivable from affiliated entity

In November 2011, we received a settlement payment of $33.3 million from T-Bird in connection with a settlement agreement that satisfied all outstanding litigation with that franchisee.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for impaired assets and restaurant closings

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in millions):	2012	2011	Change	2011	2010	Change
Provision for impaired assets and restaurant closings	$13.0	$14.0	$(1.0)	$14.0	$5.2	$8.8

During the years ended December 31, 2012 and 2011 and 2010, we recorded a provision for impaired assets and restaurant closings of $13.0 million, $14.0 million and $5.2 million, respectively, for certain of our restaurants, intangible assets and other assets (see “—Liquidity and Capital Resources—Fair Value Measurements”).

Restaurant impairment charges primarily resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to declining future cash flows from lower projected future sales at existing locations and locations identified for closure, relocation or renovation (see “—Critical Accounting Policies and Estimates—Impairment or Disposal of Long-Lived Assets”).

Income from operations

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2012	2011	Change	2011	2010	Change
Income from operations	$181.1	$213.5		$213.5	$168.9
% of Total revenues	4.5%	5.6%	(1.1)%	5.6%	4.7%	0.9%

Income from operations decreased in 2012 as compared to 2011 primarily as a result of the increased expenses in General and administrative associated with our initial public offering partially offset by an increase of 6.1% in operating margins at the restaurant level.

Income from operations increased in 2011 as compared to 2010 primarily as a result of a 9.0% increase in operating margins, higher average unit volumes at our restaurants and certain other items as described above.

Loss on extinguishment and modification of debt

During the first quarter of 2012, we recorded a $2.9 million loss related to the extinguishment of PRP’s CMBS Loan in connection with the refinancing. During the third quarter of 2012, we recorded a loss from the extinguishment of OSI’s senior notes of $9.0 million which included $2.4 million for the write-off of unamortized deferred financing fees that related to the extinguished senior notes. During the fourth quarter of 2012, we recorded a loss from the extinguishment and modification of OSI’s 2007 Credit Facilities of $9.1 million which included $6.2 million for the write-off of unamortized deferred financing fees and $2.9 million of third-party financing costs related to the modified portion of the credit facilities. See “—Liquidity and Capital Resources—Credit Facilities and Other Indebtedness” for further discussion of the individual transactions resulting in a loss on the extinguishment and modification of OSI’s and PRP’s debt.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense, net

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in millions):	2012	2011	Change	2011	2010	Change
Interest expense, net	$86.6	$83.4	$3.2	$83.4	$91.4	$(8.0)

The increase in net interest expense in 2012 as compared to 2011 was primarily due to higher interest rates from the refinancing of the 2012 CMBS Loan and the New Facilities resulting in increased interest expense of $9.8 million and $2.7 million, respectively. This increase was partially offset by an $8.8 million decline in interest expense for OSI’s senior notes that were satisfied and discharged in August 2012.

The decrease in net interest expense in 2011 as compared to 2010 was primarily due to a $4.6 million decline in interest expense for OSI’s senior secured credit facilities, largely as a result of a decline in the total outstanding balance of those facilities, and to $1.4 million of interest expense on our interest rate collar for OSI’s senior secured credit facilities during 2010 that was not incurred in 2011 (since the collar matured in 2010).

Provision for income taxes

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
	2012	2011	Change	2011	2010	Change
Effective income tax rate	16.5%	16.6%	(0.1)%	16.6%	26.5%	(9.9)%

The effective income tax rate in 2012 was consistent with the prior year. The net decrease in the effective income tax rate in 2011 as compared to the previous year was primarily due to the increase in the domestic pretax book income in which the deferred income tax assets are subject to a valuation allowance and the state and foreign income tax provision being a lower percentage of consolidated pretax income as compared to the prior year.

The effective income tax rate for the year ended December 31, 2012 was lower than the blended federal and state statutory rate of 38.6% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips, elimination of noncontrolling interests and foreign rate differential together being such a large percentage of pretax income, which was partially offset by the valuation allowance. The effective income tax rate for the year ended December 31, 2011 was lower than the blended federal and state statutory rate of 38.7% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips and loss on investments as a result of the sale of assets in Japan together being such a large percentage of pretax income. The effective income tax rate for the year ended December 31, 2010 was lower than the blended federal and state statutory rate of 38.9% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips, which was partially offset by the valuation allowance and income taxes in states that only have limited deductions in computing the state current income tax provision.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include system-wide sales, Adjusted income from operations, Adjusted net income attributable to Bloomin’ Brands, Inc. and Adjusted diluted earnings per share. These non-GAAP measures are not measurements of our operating or financial performance under U.S. GAAP and should not be considered as an alternative to performance measures derived in accordance with U.S. GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.

System-Wide Sales

System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. System-wide sales comprises sales of Company-owned restaurants and sales of franchised and unconsolidated joint venture restaurants. The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
COMPANY-OWNED RESTAURANT SALES (in millions):
Outback Steakhouse
Domestic (1)	$2,115	$2,031	$1,964
International (1)	315	332	277
Total	2,430	2,363	2,241
Carrabba’s Italian Grill	693	682	653
Bonefish Grill	494	441	403
Fleming’s Prime Steakhouse and Wine Bar	252	239	223
Other	77	78	75
Total Company-owned restaurant sales	$3,946	$3,803	$3,595
____________________

(1)
Company-owned restaurant sales for one location in Puerto Rico that were previously included in Outback Steakhouse (international) in prior filings are now included in Outback Steakhouse (domestic). Prior years have been revised to conform to the current year presentation.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following do not represent our sales and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant concepts.

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
FRANCHISE AND UNCONSOLIDATED JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$281	$300	$296
International	357	311	234
Total	638	611	530
Carrabba’s Italian Grill	4	4	4
Bonefish Grill	18	18	16
Total franchise and unconsolidated joint venture sales (1)	$660	$633	$550
Income from franchise and unconsolidated joint ventures (2)	$41	$36	$31
____________________

(1)	Franchise and unconsolidated joint venture sales are not included in revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive Income in Other revenues and Income from operations of unconsolidated affiliates, respectively.

Other Financial Measures

Adjusted income from operations, Adjusted net income attributable to Bloomin’ Brands, Inc. and Adjusted diluted earnings per share are non-GAAP measures calculated by eliminating from income from operations, net income and diluted earnings per share the impact of items we do not consider indicative of our ongoing operations. We provide these adjusted operating results because we believe they are useful for investors to assess the operating performance of our business without the effect of these adjustments. For the periods presented, the non-GAAP adjustments include transaction-related expenses primarily attributable to costs incurred in association with our initial public offering, the refinancing of our long-term debt and other deal costs, management fees paid to the management company associated with our Sponsors and Founders, losses incurred on the extinguishment and modification of long-term debt, collection of a promissory note and other amounts associated with the 2009 sale of one of our restaurant concepts and the tax effect of these items.

The use of these measures permits a comparative assessment of our operating performance relative to our performance based on U.S. GAAP results, while isolating the effects of certain items that vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent. In the future, we may incur expenses or generate income similar to the adjusted items. We further believe that the disclosure of these non-GAAP measures is useful to investors as they form the basis for how our management team and Board of Directors evaluate our performance. By disclosing these non-GAAP measures, we believe that we create for investors a greater understanding of, and an enhanced level of transparency into, the means by which our management team operates our business.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles Adjusted income from operations, Adjusted net income attributable to Bloomin’ Brands, Inc. and Adjusted diluted earnings per share, for the years ended December 31, 2012, 2011 and 2010 to their respective most comparable U.S. GAAP measures (in thousands, except per share amounts):

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Income from operations	$181,137	$213,452	$168,911
Transaction-related expenses (1)	45,495	7,583	1,157
Management fees and expenses (2)	13,776	9,370	9,550
Other gains (3)	(3,500)	(33,150)	—
Adjusted income from operations	$236,908	$197,255	$179,618

Net income attributable to Bloomin’ Brands, Inc.	$49,971	$100,005	$52,968
Transaction-related expenses (1)	45,495	7,583	1,157
Management fees and expenses (2)	13,776	9,370	9,550
Other gains (3)	(3,500)	(33,150)	—
Loss on extinguishment and modification of debt (4)	20,956	—	—
Total adjustments, before income taxes	76,727	(16,197)	10,707
Income tax effect of adjustments (5)	(12,660)	2,689	(2,837)
Net adjustments	64,067	(13,508)	7,870
Adjusted net income attributable to Bloomin’ Brands, Inc.	$114,038	$86,497	$60,838

Diluted earnings per share	$0.44	$0.94	$0.50
Adjusted diluted earnings per share	$0.99	$0.81	$0.57

Diluted weighted average common shares outstanding	114,821	106,689	105,968
_________________

(1)
Transaction-related expenses primarily relate to costs incurred in association with our initial public offering, the refinancing of our long-term debt and other deal costs. The expenses related to the initial public offering primarily include $18.1 million of accelerated CEO retention bonus and incentive bonus and $16.0 million of non-cash stock compensation charges for the vested portion of outstanding stock options recorded upon completion of the initial public offering.

(2)
Represents management fees, out-of-pocket expenses and certain other reimbursable expenses paid to a management company owned by our Sponsors and Founders under a management agreement with us. In accordance with the terms of an amendment, this agreement terminated immediately prior to the completion of our initial public offering, and a termination fee of $8.0 million was paid to the management company in 2012, in addition to a pro-rated periodic fee.

(3)
During 2012, we recorded a gain associated with the collection of the promissory note and other amounts due to us in connection with the 2009 sale of the Cheeseburger in Paradise concept. During 2011, we recorded a recovery of a note receivable from T-Bird in connection with a settlement agreement that satisfied all outstanding litigation with T-Bird.

(4)
Loss on extinguishment and modification of debt is related to the refinancing of OSI’s senior secured credit facilities, charges associated with PRP’s CMBS Loan refinancing and the retirement of the senior notes.

(5)	Income tax effect of adjustments for the years ended December 31, 2012, 2011 and 2010 were calculated using our full-year effective tax rate of 16.5%, 16.6% and 26.5%.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

TRANSACTIONS

Effective March 14, 2012, we entered into a Sale-Leaseback Transaction with two third-party real estate institutional investors in which we sold 67 restaurant properties at fair market value for net proceeds of $192.9 million. We then simultaneously leased these properties back under nine master leases (collectively, the “REIT Master Leases”). The initial term of the REIT Master Leases are 20 years with four five-year renewal options. One renewal period is at a fixed rental amount and the last three renewal periods are generally based at then-current fair market values. The sale at fair market value and subsequent leaseback qualified for sale-leaseback accounting treatment, and the REIT Master Leases are classified as operating leases. We deferred the recognition of the $42.9 million gain on the sale of certain of the properties over the initial term of the lease. In accordance with the applicable accounting guidance, the 67 restaurant properties are not classified as held for sale at December 31, 2011 since we leased the properties.

Effective March 27, 2012, New PRP entered into the 2012 CMBS Loan, which totaled $500.0 million at origination and was comprised of a first mortgage loan in the amount of $324.8 million, collateralized by 261 of our properties, and two mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017, and a weighted average interest rate as of the closing of 6.1%. The proceeds from the 2012 CMBS Loan, together with the proceeds from the Sale-Leaseback Transaction and excess cash held in PRP, were used to repay PRP’s existing CMBS Loan. As a result of refinancing the CMBS Loan (the “CMBS Refinancing”), the net amount repaid along with scheduled maturities within one year, $281.3 million, was classified as current at December 31, 2011. During the first quarter of 2012, we recorded a $2.9 million loss on extinguishment of debt (see “—Credit Facilities and Other Indebtedness”).

On May 10, 2012, we entered into a first amendment to our management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are entities affiliated with Bain Capital and Catterton and our Founders. In accordance with the terms of this amendment, the management agreement terminated immediately prior to the completion of our initial public offering, and a termination fee of $8.0 million was paid to the Management Company in the third quarter of 2012, in addition to a pro-rated periodic fee.

On May 10, 2012, the retention bonus and the incentive bonus agreements with our CEO were amended. Under the terms of the amendments, the remaining payments under each agreement were accelerated to a single lump sum payment of $22.4 million as a result of the completion of our initial public offering, which was paid in the third quarter of 2012. We recorded $18.1 million for the accelerated bonus expense in General and administrative expenses in our Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2012.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We received net proceeds in the offering of approximately $142.2 million after deducting underwriting discounts and commissions of approximately $9.4 million and offering related expenses of $4.6 million. All of the net proceeds, together with cash on hand, were applied to the retirement of OSI’s 10% senior notes due 2015.

Upon completion of the offering, our certificate of incorporation was amended and restated to provide for authorized capital stock of 475,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of undesignated preferred stock.

Upon completion of our initial public offering, we recorded approximately $16.0 million of aggregate non-cash compensation expense with respect to (i) certain stock options held by our CEO that become exercisable (to the extent then vested) if following the offering, the volume-weighted average trading price of our common stock is equal to or greater than specified performance targets over a six-month period and (ii) the time vested portion of outstanding stock options containing a management call option due to the automatic termination of the call option upon completion of the offering. Additionally, at the time of the initial public offering, we expected to record an additional $19.6 million in stock-based compensation expense through 2017 (of which $2.7 million was incurred in 2012) related to the portion of these same stock options that will continue to vest following the offering. These amounts are only for the stock options described in (i) and (ii) above and are in addition to stock-based compensation expense we will recognize related to other outstanding equity awards and other equity awards that may be granted in the future. See “—Critical Accounting Policies and Estimates—Stock-Based Compensation” for additional information on the management call option.

During the third quarter of 2012, OSI retired the aggregate outstanding principal amount of its 10% senior notes through a combination of a tender offer and early redemption call. The senior notes retirement was funded using a portion of the net proceeds from our initial public offering together with cash on hand. OSI paid an aggregate of $259.8 million to retire the senior notes, which included $248.1 million in aggregate outstanding principal, $6.5 million of prepayment premium and early tender incentive fees and $5.2 million of accrued interest. The senior notes were satisfied and discharged on August 13, 2012. As a result of these transactions, we recorded a loss from the extinguishment of debt of $9.0 million in the third quarter of 2012 in Loss on extinguishment and modification of debt in our Consolidated Statement of Operations and Comprehensive Income. This loss included $2.4 million for the write-off of unamortized deferred financing fees that related to the extinguished senior notes.

Effective October 1, 2012, we purchased the remaining interests in our Roy’s joint venture from RY-8 for $27.4 million. This purchase price consisted of the assumption of RY-8’s $24.5 million line of credit guaranteed by OSI that had been recorded in Guaranteed debt in our Consolidated Balance Sheet at December 31, 2011, forgiveness of $1.8 million in loans due from RY-8 to OSI and a $1.1 million cash payment. This transaction resulted in a $0.7 million reduction in Additional paid-in capital in our Consolidated Balance Sheet at December 31, 2012. In December 2012, we paid the $24.5 million outstanding balance on the line of credit assumed from RY-8 and the line of credit was terminated.

On October 26, 2012, OSI completed a refinancing of its 2007 Credit Facilities and entered into a credit agreement (“Credit Agreement”) with a syndicate of institutional lenders and financial institutions.  The New Facilities provide for senior secured financing of up to $1.225 billion, consisting of a $1.0 billion term loan B and a $225.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities, maturing seven and five years after the closing date of the New Facilities, respectively. In the fourth quarter of 2012, we capitalized $11.0 million of third-party financing fees incurred to complete the transaction. These deferred financing costs are included in Other assets, net in our Consolidated Balance Sheet. In addition, we recorded a $9.1 million loss related to the extinguishment and modification of the 2007 Credit Facilities in Loss on extinguishment and modification of debt in our Consolidated Statement of Operations and Comprehensive Income during the fourth quarter of 2012 (see “—Credit Facilities and Other Indebtedness”).

During the third and fourth quarters of 2012, we purchased the remaining partnership interests in certain of our limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 44 Bonefish Grill

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

restaurants and 17 Carrabba’s Italian Grill restaurants for an aggregate purchase price of $39.5 million. The purchase price for each of the transactions was paid in cash by December 31, 2012. These transactions resulted in a $39.0 million reduction in Additional paid-in capital in our Consolidated Balance Sheet at December 31, 2012.

In connection with the settlement of litigation with T-Bird, which include the franchisees of 56 Outback Steakhouse restaurants in California, T-Bird has a Put Right, which would require us to purchase for cash all of the ownership interests in the T-Bird entities that own Outback Steakhouse restaurants and certain rights under the development agreement with T-Bird entity. The Put Right is non-transferable, other than under limited circumstances set forth in the settlement agreement. The Put Right is exercisable by T-Bird until August 13, 2013. If the Put Right is exercised, we will pay a purchase price equal to a multiple of the T-Bird entities’ adjusted EBITDA for the trailing 12 months, net of liabilities of the T-Bird entities. The multiple is equal to 75% of the multiple of our adjusted EBITDA reflected in our stock price. We have a one-time right to reject the exercise of the Put Right if the transaction would be dilutive to our consolidated earnings per share. In such event, the Put Right is extended until the first anniversary of our notice to the T-Bird entities of such rejection. The closing of the Put Right is subject to certain conditions, including the negotiation of a transaction agreement reasonably acceptable to the parties, the absence of dissenters’ rights being exercised by the equity owners above a specified level and compliance with our debt agreements.

SUMMARY OF CASH FLOWS

We require capital primarily for principal and interest payments on our debt, prepayment requirements under our term loan B facility (see “—Credit Facilities and Other Indebtedness”), obligations related to our deferred compensation plans, the development of new restaurants, remodeling older restaurants, investments in technology, and acquisitions of franchisees and joint venture partners.

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	YEARS ENDED
	DECEMBER 31,
	2012	2011	2010
Net cash provided by operating activities	$340,091	$322,450	$275,154
Net cash provided by (used in) investing activities	19,944	(113,142)	(71,721)
Net cash used in financing activities	(586,219)	(89,300)	(167,315)
Effect of exchange rate changes on cash and cash equivalents	5,790	(3,460)	(1,539)
Net (decrease) increase in cash and cash equivalents	$(220,394)	$116,548	$34,579

Operating Activities

Net cash provided by operating activities increased in 2012 as compared to 2011 primarily as a result of the following: (i) timing of third-party gift card receipts, (ii) an increase in cash generated from restaurant operations due to comparable restaurant sales increases and (iii) certain food, labor and other cost savings initiatives. The increase in net cash provided by operating activities was partially offset by a bonus payment to our CEO of $18.1 million and a management agreement termination fee of $8.0 million both made in connection with our initial public offering as well as timing related increases in payments associated with our trade payables and accrued expenses.

Net cash provided by operating activities increased in 2011 as compared to 2010 primarily as a result of the following: (i) an increase in cash generated from restaurant operations due to comparable restaurant sales increases, (ii) certain food, labor and other cost savings initiatives, (iii) an acceleration of certain accounts payable and other related payments prior to the end of 2010 and (iv) a decrease in cash paid for interest, which was $72.1 million for the year ended December 31, 2011 compared to $96.7 million in 2010. The increase in net cash provided by operating activities was

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

partially offset by an increase in other current assets primarily due to an increase in third-party gift card receivables and an increase in cash paid for income taxes, net of refunds, which was $27.7 million for the year ended December 31, 2011 compared to $10.8 million in 2010.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2012 consisted primarily of the following: (i) proceeds from the Sale-Leaseback Transaction of $192.9 million, (ii) the $4.2 million net difference in restricted cash, (iii) proceeds from the sale of property, fixtures and equipment of $4.0 million and (iv) $3.5 million of proceeds from the collection of the promissory note and other amounts due in connection with the 2009 sale of the Cheeseburger in Paradise concept. These increases were partially offset by capital expenditures of $178.7 million and purchases of Company-owned life insurance of $6.5 million. Net cash used in investing activities during the year ended December 31, 2011 consisted primarily of capital expenditures of $120.9 million and a royalty termination fee of $8.5 million. This was partially offset by $10.1 million of proceeds from the sale of nine of our Company-owned Outback Steakhouse restaurants in Japan. Net cash used in investing activities during the year ended December 31, 2010 consisted primarily of the following: (i) capital expenditures of $60.5 million, (ii) the $11.3 million net difference between restricted cash received and restricted cash used and (iii) deconsolidated PRG cash of $4.4 million. This was partially offset by the $4.0 million net difference between the proceeds from the sale and purchases of Company-owned life insurance.

We estimate that our capital expenditures will total between approximately $220.0 million and $250.0 million in 2013. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout 2013.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2012 was primarily attributable to the following: (i) the extinguishment and modification of the OSI 2007 Credit Facilities and extinguishment of the PRP CMBS Loan and OSI’s senior notes for an aggregate $2.0 billion, (ii) the repayment of borrowings on OSI’s revolving credit facilities of $144.0 million, (iii) the repayment of long-term debt of $46.9 million, (iv) the purchase of outstanding limited partnership interests in certain restaurants of $40.6 million, (v) the repayments of partner deposits and other contributions of $25.4 million, (vi) the financing fees incurred for PRP’s CMBS Refinancing and the refinancing of OSI’s 2007 Credit Facilities of $19.0 million and (vii) the net distributions to noncontrolling interests of $14.0 million. This was partially offset by proceeds on the issuance of long-term debt for OSI and New PRP and borrowings on OSI’s revolving credit facilities of $1.6 billion and proceeds from the issuance of common stock of $142.2 million. Net cash used in financing activities during the year ended December 31, 2011 was primarily attributable to the following: (i) repayments of borrowings on long-term debt and OSI’s revolving credit facilities of $103.3 million, (ii) the net difference between repayments and receipts of partner deposits and other contributions of $36.0 million and (iii) distributions to noncontrolling interests of $13.5 million. This was partially offset by the collection of the note receivable from T-Bird of $33.3 million and proceeds from borrowings on OSI’s revolving credit facilities of $33.0 million. Net cash used in financing activities during the year ended December 31, 2010 was primarily attributable to the following: (i) repayments of borrowings on long-term debt and OSI’s revolving credit facilities of $196.8 million, (ii) the net difference between repayment and receipt of partner deposit and accrued buyout contributions of $18.0 million and (iii) distributions to noncontrolling interests of $11.6 million. This was partially offset by proceeds from borrowings on OSI’s revolving credit facilities of $61.0 million.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Current assets decreased to $487.8 million at December 31, 2012 as compared with $708.3 million at December 31, 2011 primarily due to a decrease in Cash and cash equivalents of $220.4 million (see “—Summary of Cash Flows”).

Current liabilities decreased to $691.4 million at December 31, 2012 as compared with $956.4 million at December 31, 2011 primarily due to a decrease in the Current portion of long-term debt of $309.9 million as a result of the PRP’s CMBS Refinancing in March 2012 and OSI’s refinancing of the 2007 Credit Facilities in October 2012. This decrease was partially offset by an increase in Unearned revenue of $29.9 million as a result of the increase in third-party gift card and promotional sales and the net increase in Accounts payable and Accrued and other current liabilities of $15.2 million primarily related to the timing of payments at year-end.

Working capital (deficit) totaled ($203.6) million and ($248.1) million at December 31, 2012 and 2011, respectively, and included Unearned revenue from unredeemed gift cards of $329.5 million and $299.6 million at December 31, 2012 and 2011, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and for capital expenditures.

CREDIT FACILITIES AND OTHER INDEBTEDNESS

We are a holding company and conduct our operations through our subsidiaries, certain of which have incurred their own indebtedness as described below.

On October 26, 2012, OSI completed a refinancing of its 2007 Credit Facilities and entered into a Credit Agreement with a syndicate of institutional lenders and financial institutions.  The New Facilities provide for senior secured financing of up to $1.225 billion, consisting of a $1.0 billion term loan B and a $225.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities, maturing seven and five years after the closing date of the New Facilities, respectively. The term loan B was issued with an original issue discount of $10.0 million. In the fourth quarter of 2012, we incurred $13.9 million of third-party financing costs to complete this transaction of which $11.0 million has been capitalized. These deferred financing costs are primarily included in Other assets, net in our Consolidated Balance Sheet. The remaining $2.9 million of third-party financing costs were expensed as they related to debt held by lenders that participated in both the original and refinanced debt and therefore, the debt was treated as modified rather than extinguished. An additional $6.2 million of loss was recorded for the write-off of deferred financing fees associated with the 2007 Credit Facilities treated as extinguished. We recorded the total $9.1 million loss related to the extinguishment and modification of the 2007 Credit Facilities in Loss on extinguishment and modification of debt in our Consolidated Statement of Operations and Comprehensive Income during the fourth quarter of 2012.

The new senior secured term loan B matures October 26, 2019.  The borrowings under this facility bear interest at rates ranging from 225 to 250 basis points over the Base Rate or 325 to 350 basis points over the Eurocurrency Rate as defined in the Credit Agreement.  The Base Rate option is the highest of (i) the prime rate of Deutsche Bank Trust Company Americas, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency Rate with a one month interest period plus 1.0% (“Base Rate”) (3.25% at December 31, 2012).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.21% to 0.51% at December 31, 2012).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders. With respect to the new senior secured term loan B, the Base Rate is subject to an interest rate floor of 2.25% and the Eurocurrency Rate is subject to an interest rate floor of 1.25%.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

The New Facilities require scheduled quarterly payments on the term loan B equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters commencing on the quarter ending March 31, 2013.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity. The outstanding balance on the term loan B was $1.0 billion at December 31, 2012 of which $10.0 million was classified as current due to OSI’s required quarterly payments. Subsequent to December 31, 2012, OSI voluntarily made aggregate prepayments on its term loan B of $25.0 million.

The revolving credit facility matures October 26, 2017 and provides for swing-line loans and letters of credit of up to $225.0 million for working capital and general corporate purposes. The revolving credit facility bears interest at rates ranging from 200 to 250 basis points over the Base Rate or 300 to 350 basis points over the Eurocurrency Rate. There were no loans outstanding under the revolving credit facility at December 31, 2012, however, $41.2 million of the credit facility was not available for borrowing as: (i) $34.5 million of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $6.1 million of the credit facility was committed for the issuance of a letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction and (iii) $0.6 million of the credit facility was committed for the issuance of other letters of credit. Total outstanding letters of credit issued under OSI’s new revolving credit facility may not exceed $100.0 million. Fees for the letters of credit are 3.63% and the commitment fees for unused revolving credit commitments are 0.50%.

The New Facilities require OSI to comply with certain covenants, including, in the case of the revolving credit facility, a covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”) test. The TNLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Credit Agreement) and may not exceed a level set at 6.00 to 1.00 for the last day of any fiscal quarter in 2012 or 2013, with step-downs over a four-year period to a maximum level of 5.00 to 1.00 in 2017. The other negative covenants limit, but provide exceptions for, OSI’s ability and the ability of its restricted subsidiaries to take various actions relating to indebtedness, significant payments, mergers and similar transactions. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. At December 31, 2012, OSI was in compliance with its debt covenants under the New Facilities.

The New Facilities are guaranteed by each of OSI’s current and future domestic 100% owned restricted subsidiaries in the Outback Steakhouse and Carrabba’s Italian Grill concepts and certain other subsidiaries (the “Guarantors”) and by OSI HoldCo, Inc., OSI’s direct owner and our indirect, wholly-owned subsidiary (“OSI HoldCo”).

OSI’s obligations are secured by substantially all of its assets and assets of the Guarantors and OSI HoldCo, in each case, now owned or later acquired, including a pledge of all of OSI’s capital stock, the capital stock of substantially all of OSI’s domestic subsidiaries and 65% of the capital stock of foreign subsidiaries that are directly owned by OSI, OSI HoldCo, or a Guarantor. OSI is also required to provide additional guarantees of the New Facilities in the future from other domestic wholly-owned restricted subsidiaries if the Consolidated EBITDA attributable to OSI’s non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of the Consolidated EBITDA of OSI and its restricted subsidiaries. If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate Consolidated EBITDA of the

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of the Consolidated EBITDA of OSI and its restricted subsidiaries.

Prior to the New Facilities, OSI was party to the 2007 Credit Facilities with a syndicate of institutional lenders and financial institutions, which were entered into on June 14, 2007. These senior secured credit facilities provided for senior secured financing of up to $1.6 billion, consisting of a $1.3 billion term loan facility, a $150.0 million working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100.0 million pre-funded revolving credit facility that provided financing for capital expenditures only.

At each rate adjustment, OSI had the option to select an Original Base Rate plus 125 basis points or an Original Eurocurrency Rate plus 225 basis points for the borrowings under this facility. The base rate option was the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus 0.5 of 1% (“Original Base Rate”) (3.25% at December 31, 2011). The eurocurrency rate option was the 30, 60, 90 or 180-day eurocurrency rate (“Original Eurocurrency Rate”) (ranging from 0.38% to 0.88% at December 31, 2011). The Original Eurocurrency Rate may have had a nine- or twelve-month interest period if agreed upon by the applicable lenders. With either the Original Base Rate or the Original Eurocurrency Rate, the interest rate would have been reduced by 25 basis points if the associated Moody’s Applicable Corporate Rating then most recently published was B1 or higher (the rating was Caa1 at December 31, 2011).

OSI was required to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of its “annual excess cash flow” (with step-downs to 25% and 0% based upon its rent-adjusted leverage ratio), as defined in the credit agreement and subject to certain exceptions;

•
100% of its “annual minimum free cash flow,” as defined in the credit agreement, not to exceed $75.0 million for each fiscal year, if its rent-adjusted leverage ratio exceeded a certain minimum threshold;

•	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

Additionally, OSI was required, on an annual basis, to first, repay outstanding loans under the pre-funded revolving credit facility and second, fund a capital expenditure account to the extent amounts on deposit were less than $100.0 million, in both cases with 100% of its “annual true cash flow,” as defined in the credit agreement. In accordance with these requirements, in April 2012, OSI repaid its pre-funded revolving credit facility outstanding loan balance of $33.0 million and funded $37.6 million to its capital expenditure account using its “annual true cash flow.”

OSI’s 2007 Credit Facilities required scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007. These payments were reduced by the application of any prepayments. The outstanding balance on the term loans was $1.0 billion at December 31, 2011. We classified $13.1 million of OSI’s term loans as current at December 31, 2011 due to OSI’s required quarterly payments and the results of its covenant calculations, which indicated the additional term loan prepayments, as described above, were not required. In October 2011, we sold our nine Company-owned Outback Steakhouse restaurants in Japan to a subsidiary of S Foods, Inc. and used the net cash proceeds from this sale to pay down $7.5 million of OSI’s outstanding term loans in accordance with the terms of the OSI credit agreement amended in January 2010.

Proceeds of loans and letters of credit under OSI’s $150.0 million working capital revolving credit facility provided financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth. This revolving credit facility bore interest at rates ranging from 100 to 150 basis points over the Original Base Rate or 200 to 250 basis points over the Original Eurocurrency Rate. There were no loans outstanding under the revolving credit facility at December 31, 2011, however, $67.6 million of the credit facility was committed for the issuance of letters of credit and not available for borrowing. OSI’s total outstanding

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

letters of credit issued under its working capital revolving credit facility was not permitted to exceed $75.0 million. Fees for the letters of credit ranged from 2.00% to 2.25% and the commitment fees for unused working capital revolving credit commitments ranged from 0.38% to 0.50%.

Proceeds of loans under OSI’s $100.0 million pre-funded revolving credit facility were available to provide financing for capital expenditures, if the capital expenditure account described above had a zero balance. As of December 31, 2011, OSI had $33.0 million outstanding on its pre-funded revolving credit facility. This borrowing was recorded in Current portion of long-term debt in our Consolidated Balance Sheet, as OSI was required to repay any outstanding borrowings in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement. At each rate adjustment, OSI had the option to select the Original Base Rate plus 125 basis points or an Original Eurocurrency Rate plus 225 basis points for the borrowings under this facility. In either case, the interest rate was reduced by 25 basis points if the associated Moody’s Applicable Corporate Rating then most recently published is B1 or higher. Fees for the unused portion of the pre-funded revolving credit facility were 2.43%.

At December 31, 2011, OSI was in compliance with its debt covenants under the 2007 Credit Facilities.

Effective March 27, 2012, New PRP entered into the 2012 CMBS Loan with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and was comprised of a first mortgage loan in the amount of $324.8 million, collateralized by 261 of our properties, and 2 mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017. The first mortgage loan has five fixed rate components and a floating rate component. The fixed rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day London Interbank Offered Rate (“LIBOR”) (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.00% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum. The proceeds from the 2012 CMBS Loan, together with the proceeds from the Sale-Leaseback Transaction (see “—Transactions”) and excess cash held in PRP, were used to repay PRP’s existing CMBS Loan. As a result of the CMBS Refinancing, the net amount repaid along with scheduled maturities within P1Y year, $281.3 million, was classified as current at December 31, 2011. During the first quarter of 2012, we recorded a $2.9 million loss related to the extinguishment in Loss on extinguishment and modification of debt in our Consolidated Statement of Operations and Comprehensive Income. We deferred $7.6 million of financing costs incurred to complete this transaction of which $2.2 million had been capitalized as of December 31, 2011 and the remainder was capitalized in the first quarter of 2012. These deferred financing costs are included in Other assets, net in our Consolidated Balance Sheets. At December 31, 2012, the outstanding balance, excluding the debt discount, on the 2012 CMBS Loan was $493.9 million.

In connection with the 2012 CMBS Loan, New PRP entered into an interest rate cap (the “Rate Cap”) as a method to limit the volatility of the floating rate component of the first mortgage loan. Under the Rate Cap, if the 30-day LIBOR market rate exceeds 7.00% per annum, the counterparty must pay to New PRP such excess on the notional amount of the floating rate component. If necessary, we would record mark-to-market changes in the fair value of this derivative instrument in earnings in the period of change. The Rate Cap has a term of approximately two years from the closing of the 2012 CMBS Loan. Upon the expiration or termination of the Rate Cap or the downgrade of the credit ratings of the counterparty under the Rate Cap’s specified thresholds, New PRP is required to replace the Rate Cap with a replacement interest rate cap in a notional amount equal to the outstanding principal balance (if any) of the floating rate component.

Prior to the 2012 CMBS Loan, PRP had first mortgage and mezzanine notes (together, the CMBS Loan) totaling $790.0 million, which were entered into on June 14, 2007. As part of the CMBS Loan, German American Capital Corporation and Bank of America, N.A. et al (the “Lenders”) had a security interest in the acquired real estate and related improvements, and direct and indirect equity interests of certain of our subsidiaries. The CMBS Loan comprised a note payable and 4 mezzanine notes. All notes bore interest at the one-month LIBOR which was 0.28% at December 31, 2011, plus an applicable spread which ranged from 0.51% to 4.25%. Interest-only payments were made on the ninth calendar day of each month and interest accrued beginning on the fifteenth calendar day of the preceding month.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2011, the outstanding balance on PRP’s CMBS Loan was $775.3 million. We used an interest rate cap with a notional amount of $775.7 million as a method to limit the volatility of PRP’s variable-rate CMBS Loan. During the first quarter of 2012, this interest rate cap was terminated.

On June 14, 2007, OSI issued senior notes in an original aggregate principal amount of $550.0 million under an indenture among OSI, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and the Guarantors. The senior notes were scheduled to mature on June 15, 2015. Interest was payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15. Interest payments to the holders of record of the senior notes occurred on the immediately preceding June 1 and December 1. Interest was computed on the basis of a 360-day year consisting of twelve 30-day months. The principal balance of senior notes outstanding at December 31, 2011 was $248.1 million.

During the third quarter of 2012, OSI retired the aggregate outstanding principal amount of its 10% senior notes through a combination of a tender offer and early redemption call. The senior notes retirement was funded using a portion of the net proceeds from our initial public offering together with cash on hand. OSI paid an aggregate of $259.8 million to retire the senior notes, which included $248.1 million in aggregate outstanding principal, $6.5 million of prepayment premium and early tender incentive fees and $5.2 million of accrued interest. The senior notes were satisfied and discharged on August 13, 2012. As a result of these transactions, we recorded a loss from the extinguishment of debt of $9.0 million in the third quarter of 2012 in Loss on extinguishment and modification of debt in our Consolidated Statement of Operations and Comprehensive Income. This loss included $2.4 million for the write-off of unamortized deferred financing fees that related to the extinguished senior notes.

As of December 31, 2012 and 2011, OSI had approximately $9.8 million and $9.1 million, respectively, of notes payable at interest rates ranging from 0.63% to 7.00% and from 0.76% to 7.00%, respectively. These notes have been primarily issued for buyouts of managing and area operating partner interests in the cash flows of their restaurants and generally are payable over a period of two through five years.

DEBT GUARANTEES

Effective October 1, 2012, we purchased the remaining interests in our Roy’s joint venture from RY-8 for $27.4 million. This purchase price consisted of the assumption of RY-8’s $24.5 million line of credit by OSI that had been recorded in Guaranteed debt in our Consolidated Balance Sheet at December 31, 2011, forgiveness of $1.8 million in loans due from RY-8 to OSI and a $1.1 million cash payment. In December 2012, we paid the $24.5 million outstanding balance on the line of credit assumed from RY-8.

Prior to this acquisition, OSI was the guarantor of an uncollateralized line of credit that permitted borrowing of up to $24.5 million for RY-8 in the development of Roy’s restaurants. The line of credit was set to expire on April 15, 2013. According to the terms of the line of credit agreement, RY-8 had the ability to borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest would have been due. At December 31, 2011, the outstanding balance on the line of credit was $24.5 million.

RY-8’s obligations under the line of credit were unconditionally guaranteed by OSI and Roy’s Holdings, Inc. If an event of default had occurred, as defined in the agreement, the total outstanding balance, including any accrued interest, would have been immediately due from the guarantors. At December 31, 2011, $24.5 million of OSI’s $150.0 million working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

During the second quarter of 2012, we performed our annual assessment for impairment of goodwill and other indefinite-lived intangible assets. Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values. We also used the relief from royalty method to determine the fair value of our indefinite-lived intangible assets. We did not record any goodwill or indefinite-lived intangible asset impairment charges as a result of this assessment and determined that none of our reporting units are at risk for material goodwill impairment.

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

In connection with the 2012 CMBS Loan, we entered into a Rate Cap with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. Additionally, we used an interest rate cap with a notional amount of $775.7 million as a method to limit the volatility of PRP’s variable-rate CMBS Loan, which was terminated in June 2012 (see “—Credit Facilities and Other Indebtedness”). The interest rate caps had nominal fair market value at December 31, 2012 and 2011, respectively.

In September 2007, we entered into an interest rate collar with a notional amount of $1.0 billion as a method to limit the variability of OSI’s 2007 Credit Facilities. The collar consisted of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%. The collar’s first variable-rate set date was December 31, 2007, and the option pairs expired at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010, which was the maturity date of the collar. The quarterly expiration dates corresponded to the scheduled amortization payments of OSI’s term loan then in effect. We expensed $19.9 million of interest for the year ended December 31, 2010 as a result of the quarterly expiration of the collar’s option pairs. We recorded mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change. We included $18.5 million of net interest income for the year ended December 31, 2010, in Interest expense, net in our Consolidated Statement of Operations and Comprehensive Income for the mark-to-market effects of this derivative instrument.

We invested $37.7 million of our excess cash in money market funds classified as Cash and cash equivalents or restricted cash on our Consolidated Balance Sheet at December 31, 2011, at a net value of 1:1 for each dollar invested. The fair value of the investment in the money market funds is determined by using quoted prices for identical assets in an active market. As a result, we have determined that the inputs used to value this investment fall within Level 1 of the fair value hierarchy. The amount of excess cash invested in money market funds at December 31, 2012 was immaterial to our consolidated financial statements.

We recorded $10.6 million, $11.6 million and $2.2 million of impairment charges as a result of the fair value measurement on a nonrecurring basis of its long-lived assets held and used during the years ended December 31, 2012, 2011 and 2010, respectively, primarily related to certain specifically identified restaurant locations that have, or are scheduled to be, closed, relocated or renovated or are under-performing. The impaired long-lived assets had $6.2 million and $30.8 million of remaining fair value at December 31, 2012 and 2011, respectively. Restaurant closure and related expenses of $2.4 million, $2.4 million and $3.0 million were recognized for the years ended December 31, 2012, 2011 and 2010, respectively. Impairment losses for long-lived assets held and used and restaurant closure and

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

related expenses were recognized in Provision for impaired assets and restaurant closings in the Consolidated Statement of Operations and Comprehensive Income.

We used quoted prices from brokers (Level 1), third-party market appraisals (Level 2) and discounted cash flow models (Level 3) to estimate the fair value of the long-lived assets. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, we have determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

The following table presents quantitative information related to the unobservable inputs used in our Level 3 fair value measurements for the impairment loss incurred in the year ended December 31, 2012:

Unobservable Input	Range
Weighted-average cost of capital (1)	9.5% - 11.2%
Long-term growth rates	3.0%
Annual revenue growth rates (2)	(8.7)% - 4.3%
____________________

(1)	Weighted average of the costs of capital unobservable input range for the year ended December 31, 2012 was 10.8%.

(2)	Weighted average of the annual revenue growth rate unobservable input range for the year ended December 31, 2012 was 2.6%.

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

DEFERRED COMPENSATION PLANS

Managing and Chef Partners

Historically, the managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s Prime Steakhouse and Wine Bar and Roy’s restaurant were required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in the Management Partnership that provided management and supervisory services to his or her restaurant. The purchase price for a managing partner’s ownership interest was fixed at $25,000, and the purchase price for a chef partner’s ownership interest ranged from $10,000 to $15,000. Managing and chef partners had the right to receive monthly distributions from the Management Partnership based on a percentage of their restaurant’s monthly cash flows for the duration of the agreement, which varied by concept from 6% to 10% for managing partners and 2% to 5% for chef partners. Further, managing and chef partners were eligible to participate in the PEP, a deferred compensation program, upon completion of their five-year employment agreement. Amounts credited to partners’ PEP accounts are fully vested at all times and participants have no discretion with respect to the form of benefit payments under the PEP.

In April 2011, we modified our managing and chef partner compensation structure to provide greater incentives for sales and profit growth. Under the revised program, managing and chef partners continue to sign five-year employment agreements and receive monthly distributions of the same percentage of their restaurant’s cash flow as under the prior program. However, under the revised program, in lieu of participation in the PEP, managing partners and chef partners are eligible to receive deferred compensation payments under the POA. The POA places greater emphasis on year-over-year growth in cash flow than the PEP. Managing and chef partners receive a greater value under the POA than they would have received under the PEP if certain levels of year-over-year cash flow growth are achieved and a lesser value than under the PEP if these levels are not achieved.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The POA requires managing and chef partners to make an initial deposit of up to $10,000 into their “Partner Investment Account,” and we make a bookkeeping contribution to each partner’s “Company Contributions Account” no later than the end of February of each year following the completion of each year (or partial year where applicable) under the partner’s employment agreement. The value of each of our contributions is equal to a percentage of the partner’s restaurant’s cash flow plus, if the restaurant has been open at least 18 calendar months, a percentage of the year-over-year increase in the restaurant’s cash flow.

The POA also provides an annual bonus known as the President’s Club, paid in addition to the monthly distributions of cash flow, designed to reward increases in a restaurant’s annual sales above the concept sales plan with a required flow-through percentage of the incremental sales to cash flow as defined in the plan. Managing and chef partners whose restaurants achieve certain annual sales targets above the concept’s sales plan (and the required flow-through percentage) receive a bonus equal to a percentage of the incremental sales, such percentage determined by the sales target achieved.

Amounts credited to each partner’s account under the POA may be allocated by the partner among benchmark funds offered under the POA, and the account balances of the partner will increase or decrease based on the performance of the benchmark funds. Upon termination of employment, all remaining balances in the Company Contributions Account in the POA are forfeited unless the partner has been with us for twenty years or more. Unless previously forfeited under the terms of the POA, 50% of the partner’s total account balances generally will be distributed in the March following the completion of the initial five-year contract term with subsequent distributions varying based on the length of continued employment as a partner. The deferred compensation obligations under the POA are our unsecured obligations.

All managing and chef partners who execute new employment agreements after May 1, 2011 are required to participate in the revised partner program, including the POA. Managing and chef partners with an employment agreement scheduled to expire December 1, 2011 or later had the opportunity (from April 27, 2011 through July 27, 2011) to amend their employment agreements to convert their existing partner program to participation in the new partner program, including the POA, effective June 1, 2011.  As of December 31, 2012 and 2011, our POA liability was $15.3 million and $8.0 million, respectively, which primarily was recorded in Partner deposits and accrued partner obligations in our Consolidated Balance Sheets.

Upon the closing of the Merger, certain stock options that had been granted to managing and chef partners under a pre-merger managing partner stock plan upon completion of a previous employment contract were converted into the right to receive cash in the form of a “Supplemental PEP” contribution.

As of December 31, 2012, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $122.6 million, of which $17.8 million and $104.8 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet. As of December 31, 2011, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $107.8 million, of which $11.8 million and $96.0 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet. Partners may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of December 31, 2012 and 2011, we had approximately $67.8 million and $56.9 million, respectively, in various corporate-owned life insurance policies and at December 31, 2011, another $0.3 million of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations primarily under the PEP, Supplemental PEP and POA. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2012 and 2011, there were $65.1 million and $55.6 million, respectively, of unfunded obligations primarily related to the PEP, Supplemental PEP and POA, excluding amounts not yet contributed to the partners’ investment funds, which may require the use of cash resources in the future.

We require the use of capital to fund the PEP and the POA as each managing and chef partner earns a contribution, and currently estimate funding requirements ranging from $16.0 million to $19.0 million for PEP and from $5.0 million to $9.0 million for POA in each of the next two years through December 31, 2014. Actual funding of the current PEP and POA obligations and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

Area Operating Partners

Historically, an area operating partner was required, as a condition of employment and within 30 days of the opening of his or her first restaurant, to make an initial investment of $50,000 in the Management Partnership that provides supervisory services to the restaurants that the area operating partner oversees. This interest gave the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ monthly cash flows for the duration of the agreement, typically ranging from 4% to 9%. We have the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement.

For restaurants opened on or between January 1, 2007 and December 31, 2011, the area operating partner’s percentage of cash distributions and buyout percentage was calculated based on the associated restaurant’s return on investment compared to our targeted return on investment and ranged from 3.0% to 12.0% depending on the concept. This percentage was determined after the first five full calendar quarters from the date of the associated restaurant’s opening and was adjusted each quarter thereafter based on a trailing 12-month restaurant return on investment. The buyout percentage was the area operating partner’s average distribution percentage for the 24 months immediately preceding the buyout. Buyouts were paid in cash within 90 days or paid over a two-year period.

In 2011, we also began a version of the President’s Club annual bonus described above under “—Managing and Chef Partners” for area operating partners to provide additional rewards for achieving sales targets with a required flow-through of the incremental sales to cash flow as defined in the plan.

In April 2012, we revised our area operating partner program for restaurants opened on or after January 1, 2012. For these restaurants, an area operating partner is required, as a condition of employment, to make a deposit of $10,000 within thirty days of the opening of each new restaurant that he or she oversees, up to a maximum deposit of $50,000 (taking into account investments under prior programs). This deposit gives the area operating partner the right to monthly payments based on a percentage of his or her restaurants’ monthly cash flows for the duration of the employment agreement, typically ranging from 4.0% to 4.5%. After the restaurant has been open for a five-year period, the area operating partner will receive a bonus equal to a multiple of the area operating partner’s average monthly payments for the 24 months immediately preceding the bonus date. The bonus will be paid within 90 days or over a two-year period, depending on the bonus amount.

Highly Compensated Employees

We provide a deferred compensation plan for our highly compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust. The deferred compensation plan allows these employees to contribute from 5% to 90% of their base salary and up to 100% of their cash bonus on a pre-tax basis to an investment account consisting of various investment fund options. We do not currently intend to provide any matching or profit-sharing contributions, and participants are fully vested in their deferrals and their related returns. Participants are considered unsecured general creditors in the event of our bankruptcy or insolvency.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

As of December 31, 2012 and 2011, we had $261.7 million and $482.1 million, respectively, in cash and cash equivalents (excluding restricted cash of $20.1 million and $24.3 million, respectively), of which approximately $92.9 million and $82.2 million, respectively, was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. Based on cash and working capital projections within domestic tax jurisdictions, we believe we will generate sufficient cash flows from our United States operations to meet our future debt repayment requirements, anticipated working capital needs and planned capital expenditures, as well as all of our other business needs in the United States.

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

We are currently under examination by the IRS for the years ended December 31, 2009 through 2010. At this time, we do not believe that the outcome of any examination will have a material impact on our results of operations or financial position.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIVIDENDS

We did not declare or pay any dividends on our common stock during 2011 or 2012. Our Board of Directors does not intend to pay regular dividends on our common stock. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in the New Facilities and other considerations, determine to pay dividends in the future.

Our ability to pay dividends is dependent on our ability to obtain funds from our subsidiaries. Payment of dividends by OSI to Bloomin’ Brands is restricted under the New Facilities to dividends for the purpose of paying Bloomin’ Brands’ franchise and income taxes and ordinary course operating expenses; dividends for certain other limited purposes; and other dividends subject to an aggregate cap over the term of the agreement.

OTHER MATERIAL COMMITMENTS

Our contractual obligations, debt obligations, commitments and debt guarantees as of December 31, 2012 are summarized in the table below (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Contractual Obligations
Long-term debt (including current portion)	$1,508,230	$25,604	$45,241	$485,010	$952,375
Interest (1)	449,501	79,948	157,169	131,598	80,786
Operating leases (2)	873,615	128,855	213,328	140,966	390,466
Purchase obligations (3)	320,291	279,876	37,168	3,247	—
Partner deposits and accrued partner obligations (4)	100,533	14,771	37,716	15,932	32,114
Other long-term liabilities (5)	166,230	—	68,956	40,628	56,646
Other current liabilities (6)	38,044	38,044	—	—	—
Total contractual obligations	$3,456,444	$567,098	$559,578	$817,381	$1,512,387
____________________

(1)
Includes interest estimated on OSI’s New Facilities and New PRP’s 2012 CMBS Loan with gross outstanding balances of $1.0 billion and $493.9 million, respectively, at December 31, 2012. Projected future interest payments for OSI’s New Facilities and the variable-rate tranche of New PRP’s 2012 CMBS Loan are based on interest rates in effect at December 31, 2012 and assumes only scheduled principal payments.  Interest obligations also include letter of credit and commitment fees for the used and unused portions of OSI’s revolving credit facility and interest related to OSI’s capital lease obligations. Interest on OSI’s notes payable issued for the return of capital to managing and area operating partners and the buyouts of area operating partner interests has been excluded from the table. In addition, interest expense associated with deferred financing fees was excluded from the table as the expense is non-cash in nature.

(2)	Total minimum lease payments have not been reduced by minimum sublease rentals of $2.4 million due in future periods under non-cancelable subleases.

(3)
We have minimum purchase commitments with various vendors through November 2017. Outstanding minimum purchase commitments consist primarily of beef, pork, cooking oil, butter and other food and beverage products, as well as, commitments for advertising, marketing, technology, insurance, and sports sponsorships.

(4)
Timing of payments of partner deposits and accrued partner obligations are estimates only and may vary significantly in amounts and timing of settlement based on employee turnover, return of deposits to us in accordance with employee agreements and changes to buyout values of employee partners.

(5)
Other long-term liabilities include but are not limited to: long-term portion of amounts owed to managing and chef partners for various deferred compensation programs, long-term insurance accruals and long-term split-dollar arrangements on life insurance policies. The long-term portion of the liability for unrecognized tax benefits and the related accrued interest and penalties was $1.0 million and $0.5 million, respectively, at December 31, 2012. These amounts were excluded from the table since it is not possible to estimate when these future payments will occur. In addition, net unfavorable leases, the long-term portion of deferred gain on the Sale-Leaseback Transaction and other miscellaneous items of approximately $96.6 million at December 31, 2012 were excluded from the table as payments are not associated with these liabilities.

(6)
Other current liabilities include the current portion of amounts owed to managing and chef partners for various compensation programs, the current portion of insurance accruals, the current portion of the liability for unrecognized tax benefits and the accrued interest and penalties related to uncertain tax positions.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these accompanying consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider an accounting estimate to be critical if it requires assumptions to be made and changes in these assumptions could have a material impact on our consolidated financial condition or results of operations.

Property, Fixtures and Equipment

Property, fixtures and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes renewal periods that are reasonably assured. The useful lives of the assets are based upon our expectations for the period of time that the asset will be used to generate revenues. We periodically review the assets for changes in circumstances, which may impact their useful lives.

Buildings and building improvements	20 to 30 years
Furniture and fixtures	5 to 7 years
Equipment	2 to 7 years
Leasehold improvements	5 to 20 years
Capitalized software	3 to 5 years

We capitalize direct and indirect internal costs clearly associated with the acquisition, development, design and construction of Company-owned restaurant locations as these costs will provide us a future benefit. Internal costs of $2.4 million were capitalized during the year ended December 31, 2012. Internal costs incurred for the years ended December 31, 2011 and 2010 were not material to our consolidated financial statements.
Our accounting policies regarding property, fixtures and equipment include certain management judgments and projections regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, the determination of expected lease terms and the determination of what constitutes increasing the value and useful life of existing assets. These estimates, judgments and projections may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used.

Operating Leases
Rent expense for our operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of our leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets. Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense. Lease termination fees, if any, and future obligated lease payments for closed locations are recorded as an expense in the period they are incurred.  Assets and liabilities resulting from the Merger relating to favorable and unfavorable lease amounts are amortized on a straight-line basis to rent expense over the remaining lease term.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment or Disposal of Long-Lived Assets

We assess the potential impairment of definite lived intangibles, including trademarks, franchise agreements and net favorable leases, and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In evaluating long-lived restaurant assets for impairment, we consider a number of factors relevant to the assets’ current market value and future ability to generate cash flows.

If these factors indicate that we should review the carrying value of the restaurant’s long-lived assets, we perform a two-step impairment analysis. Each of our restaurants is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently from cash flows of other asset groups. If the total future undiscounted cash flows expected to be generated by the assets are less than the carrying amount, as prescribed by step one testing, recoverability is measured in step two by comparing fair value of the asset to its carrying amount. Should the carrying amount exceed the asset’s estimated fair value, an impairment loss is charged to earnings. Restaurant fair value is determined based on estimates of discounted future cash flows; and impairment charges primarily occur as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to anticipated closures or declining future cash flows from lower projected future sales at existing locations.

We incurred total long-lived asset impairment charges and restaurant closing expense of $13.0 million, $14.0 million and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively (see “—Results of Operations—Costs and Expenses—Provision for Impaired Assets and Restaurant Closings”). All impairment charges are recorded in Provision for impaired assets and restaurant closings in our Consolidated Statements of Operations and Comprehensive Income.

Our judgments and estimates related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions, operating performance and expected use. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable. For assets that meet the held for sale criteria, we separately evaluate whether the assets also meet the requirements to be reported as discontinued operations. If we no longer had any significant continuing involvement with respect to the operations of the assets and cash flows were discontinued, we would classify the assets and related results of operations as discontinued. Assets whose sale is not probable within one year remain in property, fixtures and equipment until their sale is probable within one year. We had $2.4 million and $1.3 million of assets held for sale as of December 31, 2012 and 2011, respectively, recorded in Other current assets, net.

Generally, restaurant closure costs are expensed as incurred. When it is probable that we will cease using the property rights under a non-cancelable operating lease, we record a liability for the net present value of any remaining lease obligations net of estimated sublease income that can reasonably be obtained for the property. The associated expense is recorded in Provision for impaired assets and restaurant closings. Any subsequent adjustments to the liability from changes in estimates are recorded in the period incurred.

Goodwill and Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets consist only of goodwill and our trade names. Goodwill represents the residual after allocation of the purchase price to the individual fair values and carryover basis of assets acquired. On an annual basis (during the second quarter of the fiscal year) or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, we review the recoverability of goodwill and indefinite-lived intangible assets. The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure a goodwill impairment loss, if any. This step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. The impairment test for trade names involves comparing the fair value of the trade name, as determined through a relief from royalty method, to its carrying value.

We test both our goodwill and our trade names for impairment primarily by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.

We performed our annual impairment test in the second quarter of 2012 and determined at that time that none of our five reporting units with remaining goodwill were at risk for material goodwill impairment since the fair value of each reporting unit was substantially in excess of its carrying amount. We did not record any goodwill or indefinite-lived intangible asset impairment charges during the years ended December 31, 2012, 2011 and 2010.

Sales declines at our restaurants, unplanned increases in health insurance, commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges. It is possible that changes in circumstances or changes in our judgments, assumptions and estimates could result in an impairment charge of a portion or all of our goodwill or other intangible assets.

Revenue Recognition

We record food and beverage revenues upon sale. Initial and developmental franchise fees are recognized as income once we have substantially performed all of our material obligations under the franchise agreement, which is generally upon the opening of the franchised restaurant. Continuing royalties, which are a percentage of net sales of the franchisee, are recognized as income when earned. Franchise-related revenues are included in Other revenues in our Consolidated Statements of Operations and Comprehensive Income.

We defer revenue for gift cards, which do not have expiration dates, until redemption by the customer. We also recognize gift card “breakage” revenue for gift cards when the likelihood of redemption by the customer is remote, which we determined are those gift cards issued on or before three years prior to the balance sheet date. We recorded breakage revenue of $13.3 million, $11.1 million and $11.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Breakage revenue is recorded as a component of Restaurant sales in our Consolidated Statements of Operations and Comprehensive Income.

Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. Gift card sales commissions paid to third-party providers are initially capitalized and subsequently recognized as Other restaurant operating expenses in our Consolidated Statements of Operations and Comprehensive Income upon redemption of the associated gift card. Deferred expenses are $10.9 million and $9.7 million as of December 31, 2012 and 2011, respectively, and are reflected in Other current assets, net in our Consolidated Balance Sheets. Gift card sales that are accompanied by a bonus gift card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale. Revenue is recorded when the bonus card is redeemed at a value based on the estimated fair market value of the bonus card.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We collect and remit sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and report such amounts under the net method in our Consolidated Statements of Operations and Comprehensive Income. Accordingly, these taxes are not included in gross revenue.

Insurance Reserves

We self-insure or maintain a deductible for a significant portion of expected losses under our workers’ compensation, general liability/liquor liability, health, property and management liability insurance programs. We purchase insurance for individual claims that exceed the amounts listed in the following table:

	2013	2012
Workers’ compensation	$1,000,000	$1,500,000
General liability / Liquor liability	1,500,000 / 2,500,000	1,500,000 / 1,500,000
Health (1)	400,000	400,000
Property coverage (2)	500,000 / 2,500,000	500,000 / 2,500,000
Employment practices liability	2,000,000	2,000,000
Directors’ and officers’ liability (3)	1,000,000	1,000,000
Fiduciary liability	25,000	25,000
____________________

(1)
We are self-insured for all covered health benefits claims, limited to $0.4 million per covered individual per year. In 2013, we will be responsible for the first $0.6 million of payable losses under the plan as an additional deductible, and in 2012, we are responsible for the first $0.3 million of payable losses under the plan as an additional aggregating specific deductible to apply after the individual specific deductible was met.

(2)
We have a $0.5 million deductible per occurrence for those properties that collateralize New PRP’s 2012 CMBS Loan and a $2.5 million deductible per occurrence for all other locations. The deductibles for named storms and earthquakes are 5.0% of the total insurable value at the time of the loss per unit of insurance at each location involved in the loss, subject to a minimum of $0.5 million for those properties that collateralize New PRP’s 2012 CMBS Loan and $2.5 million for all other locations. Property limits are $60.0 million each occurrence, and we do not quota share in any loss above either deductible level.

(3)	Retention increase in 2012 from $0.3 million was effective with our initial public offering on August 8, 2012.

We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us. In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors or future adjustments to these estimates may produce materially different amounts of expense that would be reported under these programs. Reserves recorded for workers’ compensation and general liability/liquor liability claims are discounted using the average of the 1-year and 5-year risk free rate of monetary assets that have comparable maturities. When recovery for an insurance policy is considered probable, a receivable is recorded.

Employee Partner Payments and Buyouts

The managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s Prime Steakhouse and Wine Bar and Roy’s Company-owned domestic restaurant, as well as area operating partners, generally receive distributions or payments for providing management and supervisory services to their restaurants based on a percentage of their associated restaurants’ monthly cash flows. The expense associated with the monthly payments for managing and chef partners is included in Labor and other related expenses, and the expense associated with the monthly payments for area operating partners is included in General and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income.

We estimate future area operating partner bonuses and purchases of area operating partners’ interests, as well as deferred compensation obligations to managing and chef partners, using current and historical information on restaurant performance and record the partner obligations in Partner deposits and accrued partner obligations in our Consolidated

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheets. In the period we pay an area operating partner bonus or purchase the area operating partner’s interests, an adjustment is recorded to recognize any remaining expense associated with the bonus or purchase and reduce the related accrued buyout liability. Deferred compensation expenses for managing and chef partners are included in Labor and other related expenses and bonus and buyout expenses for area operating partners are included in General and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income.

Stock-Based Compensation

Upon completion of our initial public offering, the 2012 Equity Plan was adopted, and no further awards will be made under our 2007 Equity Plan. The 2012 Equity Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards to our management and other key employees. We account for our stock-based employee compensation using a fair value-based method of accounting.

Under the 2007 Equity Plan, stock options generally vest and become exercisable in 20% increments over a period of five years contingent on continued employee service. Shares acquired upon the exercise of stock options under the 2007 Equity Plan were generally subject to a stockholder’s agreement that contained a management call option that allowed us to repurchase all shares purchased through exercise of stock options upon termination of employment at any time prior to the earlier of an initial public offering or a change of control. As a result of certain transfer restrictions and the management call option, we did not record compensation expense for stock options that contained the call option since employees were not able to realize monetary benefit from the options or any shares acquired upon the exercise of the options unless the employee was employed at the time of an initial public offering or change of control. The management call option automatically terminated upon completion of the initial public offering. Under the 2012 Equity Plan, stock options generally vest and become exercisable in 25% increments over a period of four years on the grant anniversary date contingent on continued employee service. Stock options have an exercisable life of no more than ten years from the date of grant.

We use the Black-Scholes option pricing model to estimate the weighted-average grant date fair value of stock options granted. Expected volatilities are based on historical volatilities of the stock of comparable companies. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Results may vary depending on the assumptions applied within the model.

Restricted stock shares vest on the grant anniversary date at a rate of 33.3% per year for those issued to directors and 25% per year for all other issuances. Restricted stock vesting is dependent upon continued service with forfeiture of all unvested restricted stock shares upon termination, unless in the case of death or disability, in which case all restricted stock shares are immediately vested. Restricted stock awards are issued and measured at market value on the date of grant.

The benefits of tax deductions in excess of recognized compensation cost, if any, are reported as a financing cash flow.

We recorded compensation expense of $20.1 million for the year ended December 31, 2012 for vested stock options. As of December 31, 2012, there was $22.6 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Compensation expense related to restricted stock awards for the year ended December 31, 2012 was $1.4 million, and unrecognized pre-tax compensation expense related to non-vested restricted stock awards was approximately $3.7 million at December 31, 2012 and will be recognized over a weighted-average period of 3.4 years.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

In determining net income for financial statement purposes, we make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities as well as in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

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

Judgments made regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If the assumptions and estimates change in the future, the valuation allowance established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end.

As our net income increases, we expect our effective income tax rate to increase due to the benefit of U.S. income tax credits becoming a smaller percentage of net income and the fact that the substantial majority of our earnings are generated in the U.S., where we have higher statutory rates. To the extent we continue to generate pretax income in the U.S., it is likely that we will reverse some or all of the applicable valuation allowance recorded against our U.S. deferred tax assets during 2013.  We expect our annual effective income tax rate for 2013 to range between 10% and 20% for each reporting period prior to the reversal of any valuation allowance. Should we reverse the valuation allowance, we anticipate recording a tax benefit of approximately $50 million related to the valuation allowance recorded at December 31, 2012. Such reversal will impact our quarterly and annual effective income tax rates and could result in an overall income tax benefit in the period of release. We expect to continue to generate U.S. income tax credits, which combined with the mix of U.S. and foreign earnings in periods subsequent to the reversal will result in an effective income tax rate that is lower than the blended federal and state statutory rate.

Recently Issued Financial Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU No. 2011-11”) which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The guidance requires us to provide both net and gross information for these assets and liabilities. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2013-01”), to limit the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. Both ASU No. 2011-11 and ASU No. 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective application required. We will adopt ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. This guidance will not have an impact on our financial position, results of operations or cash flows.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In January 2013, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 11-A “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“EITF 11-A”). Under the final consensus, an entity would recognize cumulative translation adjustments in earnings when it ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. However, when an entity sells either a part or all of its investment in a consolidated foreign entity, an entity would recognize cumulative translation adjustments in earnings only if the parent no longer has a controlling financial interest in the foreign entity as a result of the sale. In the case of sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustments attributable to the equity method investment would be recognized in earnings upon sale of the equity method investment. In addition, cumulative translation adjustments would be recognized in earnings upon a business combination achieved in stages such as a step acquisition. EITF 11-A is effective for public companies for fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years, with early adoption permitted. We will adopt EITF 11-A effective January 1, 2014 with prospective application to the derecognition of any foreign entity subsidiaries, groups of assets or investments in foreign entities completed on or after January 1, 2014. The impact of EITF 11-A on our financial position, results of operations and cash flows is dependent on future transactions resulting in derecognition of our foreign assets, subsidiaries or investments in foreign entities completed on or after adoption.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. ASU No. 2013-02 is effective for us prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. We will adopt ASU No. 2013-02 effective January 1, 2013. This guidance will not have an impact on our financial position, results of operations or cash flows.
Impact of Inflation

In the last three years, we have not operated in a period of high general inflation; however, we have experienced material increases in specific commodity costs. Our restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in the last three years. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years.

BLOOMIN’ BRANDS, INC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

Interest Rate Risk

At December 31, 2012 and 2011, our total debt, excluding consolidated guaranteed debt, was approximately $1.5 billion and $2.1 billion, respectively. For fixed-rate debt, interest rate changes affect the fair value of debt. However, for variable-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant. Our current exposure to interest rate fluctuations includes OSI’s borrowings under its New Facilities and the floating rate component of the first mortgage loan in New PRP’s 2012 CMBS Loan that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate and the one-month LIBOR, respectively, plus an applicable borrowing margin. We manage our interest rate risk by offsetting some of our variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

We use an interest rate cap to limit the volatility of the floating rate component of the first mortgage loan in New PRP’s 2012 CMBS Loan. From September 2007 to September 2010, we used an interest rate collar as part of our interest rate risk management strategy to manage our exposure to interest rate movements related to OSI’s 2007 Credit Facilities. Given the interest rate environment, we did not enter into another derivative financial instrument upon the maturity of this interest rate collar on September 30, 2010. We do not enter into financial instruments for trading or speculative purposes.

At December 31, 2012, we had $445.2 million of fixed-rate debt outstanding, excluding the debt discount, on New PRP’s 2012 CMBS Loan, and at December 31, 2011, we had $248.1 million of fixed-rate debt outstanding through OSI’s senior notes. At December 31, 2012 and 2011, we had $1.0 billion and $1.8 billion, respectively, of aggregate variable-rate debt outstanding on OSI’s senior secured credit facilities, New PRP’s 2012 CMBS Loan and PRP’s CMBS Loan. At December 31, 2012, we also had $183.8 million in available unused borrowing capacity under OSI’s revolving credit facility (after giving effect to undrawn letters of credit of approximately $41.2 million). At December 31, 2011, we had $82.4 million in available unused borrowing capacity under OSI’s working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $67.6 million) and $67.0 million in available unused borrowing capacity under OSI’s pre-funded revolving credit facility that provided financing for capital expenditures only. Based on $1.0 billion of outstanding variable-rate debt at December 31, 2012, an increase of one percentage point on January 1, 2013, would cause an increase to cash interest expense of approximately $10.5 million per year.

If a one percentage point increase in interest rates were to occur over the next four quarters, such an increase would result in the following additional interest expense, assuming the current borrowing level remains constant:

	PRINCIPAL OUTSTANDING AT DECEMBER 31,	ADDITIONAL INTEREST EXPENSE

		Q1	Q2	Q3	Q4
VARIABLE-RATE DEBT	2012	2013	2013	2013	2013
Senior secured term loan B facility, interest rate of 4.75% at December 31, 2012 (1)	$1,000,000,000	$2,500,000	$2,500,000	$2,500,000	$2,500,000
Floating rate component of mortgage loan, interest rate of 3.37% at December 31, 2012 (2)	48,697,000	121,743	121,743	121,743	121,743
Total	$1,048,697,000	$2,621,743	$2,621,743	$2,621,743	$2,621,743
____________________

(1)	Represents an obligation of OSI.

(2)	Represents an obligation of New PRP.

BLOOMIN’ BRANDS, INC.

A change in interest rates generally does not have an impact upon our future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates. This effect would be realized in the periods subsequent to the periods when the debt matures.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. If foreign currency exchange rates depreciate in certain of the countries in which we operate, we may experience declines in our international operating results but such exposure would not be material to the consolidated financial statements. We currently do not use financial instruments to hedge foreign currency exchange rate changes.

Commodity Pricing Risk

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish, and we are subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices. The related agreements may contain contractual features that limit the price paid by establishing certain price floors and caps. Extreme changes in commodity prices or long-term changes could affect our financial results adversely. We expect that in most cases increased commodity prices could be passed through to our consumers through increases in menu prices. However, if there is a time lag between the increasing commodity prices and our ability to increase menu prices, or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected. Additionally, from time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

Our restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas. We utilize derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices. We record mark-to-market changes in the fair value of derivative instruments in earnings in the period of change. The effects of these derivative instruments were immaterial to our financial statements for all periods presented.

In addition to the market risks identified above and to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are subject to business risk as our U.S. beef supply is highly dependent upon a limited number of vendors. In 2012, we purchased more than 75% of our beef raw materials from four beef suppliers who represent approximately 85% of the total beef marketplace in the U.S. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. If these vendors were unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies.

This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

BLOOMIN’ BRANDS, INC.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$261,690	$482,084
Current portion of restricted cash	4,846	20,640
Inventories	78,181	69,223
Deferred income tax assets	39,774	31,959
Other current assets, net	103,321	104,373
Total current assets	487,812	708,279
Restricted cash	15,243	3,641
Property, fixtures and equipment, net	1,506,035	1,635,898
Investments in and advances to unconsolidated affiliates, net	36,748	35,033
Goodwill	270,972	268,772
Intangible assets, net	551,779	566,148
Deferred income tax assets	2,532	—
Other assets, net	145,432	136,165
Total assets	$3,016,553	$3,353,936

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$131,814	$97,393
Accrued and other current liabilities	192,284	211,486
Current portion of partner deposits and accrued partner obligations	14,771	15,044
Unearned revenue	329,518	299,596
Current portion of long-term debt	22,991	332,905
Total current liabilities	691,378	956,424
Partner deposits and accrued partner obligations	85,762	98,681
Deferred rent	87,641	70,135
Deferred income tax liabilities	195,874	193,262
Long-term debt	1,471,449	1,751,885
Guaranteed debt	—	24,500
Other long-term liabilities, net	264,244	218,752
Total liabilities	2,796,348	3,313,639
Commitments and contingencies (see Note 18)
Stockholders’ Equity
Bloomin’ Brands, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding at December 31, 2012; and no shares authorized, issued and outstanding at December 31, 2011	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 121,148,451 shares issued and outstanding at December 31, 2012; and 120,000,000 shares authorized; 106,573,193 shares issued and outstanding at December 31, 2011	1,211	1,066
Additional paid-in capital	1,000,963	874,753
Accumulated deficit	(773,085)	(822,625)
Accumulated other comprehensive loss	(14,801)	(22,344)
Total Bloomin’ Brands, Inc. stockholders’ equity	214,288	30,850
Noncontrolling interests	5,917	9,447
Total stockholders’ equity	220,205	40,297
Total liabilities and stockholders’ equity	$3,016,553	$3,353,936

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Revenues
Restaurant sales	$3,946,116	$3,803,252	$3,594,681
Other revenues	41,679	38,012	33,606
Total revenues	3,987,795	3,841,264	3,628,287
Costs and expenses
Cost of sales	1,281,002	1,226,098	1,152,028
Labor and other related	1,117,624	1,094,117	1,034,393
Other restaurant operating	918,522	890,004	864,183
Depreciation and amortization	155,482	153,689	156,267
General and administrative	326,473	291,124	252,793
Recovery of note receivable from affiliated entity	—	(33,150)	—
Provision for impaired assets and restaurant closings	13,005	14,039	5,204
Income from operations of unconsolidated affiliates	(5,450)	(8,109)	(5,492)
Total costs and expenses	3,806,658	3,627,812	3,459,376
Income from operations	181,137	213,452	168,911
Loss on extinguishment and modification of debt	(20,957)	—	—
Other (expense) income, net	(128)	830	2,993
Interest expense, net	(86,642)	(83,387)	(91,428)
Income before provision for income taxes	73,410	130,895	80,476
Provision for income taxes	12,106	21,716	21,300
Net income	61,304	109,179	59,176
Less: net income attributable to noncontrolling interests	11,333	9,174	6,208
Net income attributable to Bloomin’ Brands, Inc.	$49,971	$100,005	$52,968

Net income	61,304	109,179	59,176
Other comprehensive income:
Foreign currency translation adjustment	7,543	(2,711)	4,556
Comprehensive income	68,847	106,468	63,732
Less: comprehensive income attributable to noncontrolling interests	11,333	9,174	6,208
Comprehensive income attributable to Bloomin’ Brands, Inc.	$57,514	$97,294	$57,524

Net income attributable to Bloomin’ Brands, Inc. per common share:
Basic	$0.45	$0.94	$0.50
Diluted	$0.44	$0.94	$0.50
Weighted average common shares outstanding:
Basic	111,999	106,224	105,968
Diluted	114,821	106,689	105,968

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2009	106,573	$1,066	$869,202	$(981,676)	$(24,189)	$18,972	$(116,625)
Net income	—	—	—	52,968	—	6,208	59,176
Foreign currency translation adjustment	—	—	—	—	4,556	—	4,556
Cumulative effect from adoption of variable interest entity guidance	—	—	—	6,078	—	(386)	5,692
Stock-based compensation	—	—	3,411	—	—	—	3,411
Issuance of notes receivable due from stockholders	—	—	(747)	—	—	—	(747)
Repayments of notes receivable due from stockholders	—	—	97	—	—	—	97
Distributions to noncontrolling interests	—	—	—	—	—	(11,596)	(11,596)
Contributions from noncontrolling interests	—	—	—	—	—	125	125
Balance, December 31, 2010	106,573	$1,066	$871,963	$(922,630)	$(19,633)	$13,323	$(55,911)
Net income	—	—	—	100,005	—	9,174	109,179
Foreign currency translation adjustment	—	—	—	—	(2,711)	—	(2,711)
Stock-based compensation	—	—	3,907	—	—	—	3,907
Issuance of notes receivable due from stockholders	—	—	(1,082)	—	—	—	(1,082)
Repayments of notes receivable due from stockholders	—	—	3	—	—	—	3
Distributions to noncontrolling interests	—	—	(38)	—	—	(13,472)	(13,510)
Contributions from noncontrolling interests	—	—	—	—	—	422	422
Balance, December 31, 2011	106,573	$1,066	$874,753	$(822,625)	$(22,344)	$9,447	$40,297

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2011	106,573	$1,066	$874,753	$(822,625)	$(22,344)	$9,447	$40,297
Net income	—	—	—	49,971	—	11,333	61,304
Foreign currency translation adjustment	—	—	—	—	7,543	—	7,543
Issuance of common stock in connection with initial public offering	14,197	142	142,100	—	—	—	142,242
Exercises of stock options	136	1	883	—	—	—	884
Stock-based compensation	—	—	21,025	—	—	—	21,025
Repurchase of common stock	(36)	(1)	316	(431)	—	—	(116)
Issuance of restricted stock	314	3	646	—	—	—	649
Forfeiture of restricted stock	(36)	—	(138)	—	—	—	(138)
Issuance of notes receivable due from stockholders	—	—	(587)	—	—	—	(587)
Repayments of notes receivable due from stockholders	—	—	1,661	—	—	—	1,661
Purchase of limited partnership and joint venture interests	—	—	(39,696)	—	—	(886)	(40,582)
Distributions to noncontrolling interests	—	—	—	—	—	(14,367)	(14,367)
Contributions from noncontrolling interests	—	—	—	—	—	390	390
Balance, December 31, 2012	121,148	$1,211	$1,000,963	$(773,085)	$(14,801)	$5,917	$220,205

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Cash flows provided by operating activities:
Net income	$61,304	$109,179	$59,176
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	155,482	153,689	156,267
Amortization of deferred financing fees	8,222	12,297	13,435
Amortization of capitalized gift card sales commissions	21,136	18,058	15,046
Provision for impaired assets and restaurant closings	13,005	14,039	5,204
Accretion on debt discounts	880	663	616
Stock-based and other non-cash compensation expense	44,778	39,228	39,512
Income from operations of unconsolidated affiliates	(5,450)	(8,109)	(5,492)
Deferred income tax (benefit) expense	(7,442)	(175)	5,182
Loss on disposal of property, fixtures and equipment	2,141	1,987	4,050
Unrealized (gain) loss on derivative financial instruments	(519)	723	(18,267)
Gain on life insurance and restricted cash investments	(5,150)	(126)	(2,821)
Loss on extinguishment and modification of debt	20,957	—	—
(Gain) loss on disposal of business	(3,500)	4,331	—
Recovery of note receivable from affiliated entity	—	(33,150)	—
Recognition of deferred gain on sale-leaseback transaction	(1,610)	—	—
Change in assets and liabilities:
Increase in inventories	(8,577)	(10,525)	(2,599)
Increase in other current assets	(13,746)	(60,858)	(13,292)
Decrease in other assets	4,034	8,209	10,721
Increase (decrease) in accounts payable and accrued and other current liabilities	5,206	32,152	(28,601)
Increase in deferred rent	17,064	12,510	10,677
Increase in unearned revenue	29,621	30,623	31,964
Increase (decrease) in other long-term liabilities	2,255	(2,295)	(5,624)
Net cash provided by operating activities	340,091	322,450	275,154
Cash flows provided by (used in) investing activities:
Purchases of Company-owned life insurance	(6,451)	(2,027)	(2,405)
Proceeds from sale of Company-owned life insurance	—	2,638	6,411
Proceeds from sale of property, fixtures and equipment	3,971	1,190	462
Proceeds from sale-leaseback transaction	192,886	—	—
De-consolidation of subsidiary	—	—	(4,398)
Proceeds from sale of a business	3,500	10,119	—
Capital expenditures	(178,720)	(120,906)	(60,476)
Decrease in restricted cash	84,270	86,579	18,545
Increase in restricted cash	(80,070)	(83,148)	(29,860)
Royalty termination fee	—	(8,547)	—
Return on investment from unconsolidated affiliates	558	960	—
Net cash provided by (used in) investing activities	$19,944	$(113,142)	$(71,721)

		(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Cash flows used in financing activities:
Proceeds from issuance of senior secured term loan B	$990,000	$—	$—
Extinguishment and modification of senior secured term loan	(1,004,575)	—	—
Proceeds from issuance of 2012 CMBS Loan	495,186	—	—
Repayments of long-term debt	(46,868)	(25,189)	(140,853)
Extinguishment of CMBS loan	(777,563)	—	—
Extinguishment of senior notes	(254,660)	—	—
Proceeds from borrowings on revolving credit facilities	111,000	33,000	61,000
Repayments of borrowings on revolving credit facilities	(144,000)	(78,072)	(55,928)
Collection of note receivable from affiliated entity	—	33,300	—
Financing fees	(18,983)	(2,222)	(1,391)
Proceeds from the issuance of common stock in connection with initial public offering	142,242	—	—
Proceeds from the exercise of stock options	884	—	—
Contributions from noncontrolling interests	390	422	125
Distributions to noncontrolling interests	(14,367)	(13,510)	(11,596)
Purchase of limited partnership and joint venture interests	(40,582)	—	—
Repayments of partner deposits and accrued partner obligations	(25,397)	(35,950)	(18,022)
Issuance of notes receivable due from stockholders	(587)	(1,082)	(747)
Repayments of notes receivable due from stockholders	1,661	3	97
Net cash used in financing activities	(586,219)	(89,300)	(167,315)
Effect of exchange rate changes on cash and cash equivalents	5,790	(3,460)	(1,539)
Net (decrease) increase in cash and cash equivalents	(220,394)	116,548	34,579
Cash and cash equivalents at the beginning of the period	482,084	365,536	330,957
Cash and cash equivalents at the end of the period	$261,690	$482,084	$365,536
Supplemental disclosures of cash flow information:
Cash paid for interest	$78,216	$72,099	$96,718
Cash paid for income taxes, net of refunds	24,276	27,699	10,779
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$6,434	$5,764	$5,685
Acquisitions of property, fixtures and equipment through accounts payable or capital lease liabilities	8,006	8,683	2,506

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation

Basis of Presentation

Bloomin’ Brands, Inc. (“Bloomin’ Brands” or the “Company”), formerly known as Kangaroo Holdings, Inc., was formed by an investor group comprised of funds advised by Bain Capital Partners, LLC (“Bain Capital”), Catterton Management Company, LLC (“Catterton”), Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (the “Founders”) and certain members of management. On June 14, 2007, Bloomin’ Brands acquired OSI Restaurant Partners, Inc. by means of a merger and related transactions (the “Merger”). At the time of the Merger, OSI Restaurant Partners, Inc. was converted into a Delaware limited liability company named OSI Restaurant Partners, LLC (“OSI”). In connection with the Merger, Bloomin’ Brands implemented a new ownership and financing arrangement for some of its restaurant properties, pursuant to which Private Restaurant Properties, LLC (“PRP”), a wholly-owned subsidiary of Bloomin’ Brands, acquired 343 restaurant properties from OSI and leased them back to subsidiaries of OSI. OSI remains the Company’s primary operating entity and New Private Restaurant Properties, LLC, another indirect wholly-owned subsidiary of the Company, continues to lease certain of the Company-owned restaurant properties to OSI’s subsidiaries. On August 13, 2012, the Company completed an initial public offering of its common stock (see Note 3).

The Company owns and operates casual, polished casual and fine dining restaurants primarily in the United States. The Company’s restaurant portfolio has five concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

In the opinion of the Company, all adjustments necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included.

2.           Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts and operations of Bloomin’ Brands and its wholly-owned subsidiaries, including OSI, PRP and New PRP. All intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates variable interest entities in which the Company is deemed to have a controlling financial interest as a result of the Company having: (1) the power to direct the activities that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses or the right to receive the benefits that could potentially be significant to the variable interest entity. If the Company has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the operations of the variable interest entity are included in the consolidated financial statements (see Note 13).

The Company is a franchisor of 162 restaurants as of December 31, 2012, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. These franchise relationships are not deemed variable interest entities and are not consolidated.

The equity method of accounting is used for investments in affiliated companies in which the Company is not in control, the Company’s interest is generally between 20% and 50% and the Company has the ability to exercise significant influence over the entity. The Company’s share of earnings or losses of affiliated companies accounted for under the equity method is recorded in Income from operations of unconsolidated affiliates in its Consolidated Statements of Operations and Comprehensive Income. Through a joint venture arrangement with PGS Participacoes Ltda., the Company holds a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”). The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback Steakhouse restaurants in Brazil. The Company accounts for the Brazilian Joint Venture under the equity method of accounting (see Note 7).

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Cash and Cash Equivalents

Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less. Cash and cash equivalents include $56.4 million and $44.3 million as of December 31, 2012 and 2011, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and restricted cash. The Company attempts to limit its credit risk by utilizing outside investment managers with major financial institutions that, in turn, invest in United States treasury security funds, certificates of deposit, money market funds, noninterest-bearing accounts and other highly rated investments and marketable securities. At times, cash balances may be in excess of FDIC insurance limits.

Financial Instruments

Disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheets, is required for those instruments for which it is practical to estimate that value. Fair value is a market-based measurement.

The Company’s non-derivative financial instruments at December 31, 2012 and 2011 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The fair value of debt is determined based on quoted market prices in inactive markets and discounted cash flows of debt instruments, as well as assumptions derived from current conditions in the real estate and credit environments, changes in the underlying collateral and expectations of management. These inputs represent assumptions impacted by economic conditions and management expectations and may change in the future based on period-specific facts and circumstances (see Note 14).

Derivatives

The Company is highly leveraged and exposed to interest rate risk to the extent of its variable-rate debt. The Company manages its interest rate risk by offsetting some of its variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

The Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas. The Company uses derivative instruments to mitigate some of its overall exposure to material increases in natural gas prices. The Company records mark-to-market changes in the fair value of derivative instruments in earnings in the period of change. The Company does not enter into financial instruments for trading or speculative purposes.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company periodically makes advance purchases of various inventory items to ensure adequate supply or to obtain favorable pricing. At December 31, 2012 and 2011, inventories included advance purchases of approximately $31.7 million and $23.4 million, respectively.

Consideration Received from Vendors

The Company receives consideration for a variety of vendor-sponsored programs, such as volume rebates, promotions and advertising allowances. Advertising allowances are intended to offset the Company’s costs of promoting and selling menu items in its restaurants. Vendor consideration is recorded as a reduction of Cost of sales or Other restaurant operating expenses when recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Restricted Cash

At December 31, 2012, the current portion of restricted cash of $4.8 million was restricted for the fulfillment of certain provisions in New PRP’s commercial mortgage-backed securities loans, the payment of property taxes and settlement of obligations in a rabbi trust for deferred compensation plans. At December 31, 2011, the current portion of restricted cash of $20.6 million was restricted for the fulfillment of certain provisions in PRP’s commercial mortgage-backed securities loans, the payment of property taxes, the settlement of obligations in a rabbi trust for deferred compensation plans and the settlement of bonus arrangements. Long-term restricted cash at December 31, 2012 of $15.2 million was restricted for the fulfillment of certain provisions in New PRP’s commercial mortgage-backed securities loans. Long-term restricted cash at December 31, 2011 of $3.6 million was restricted for the bonus arrangements.

Property, Fixtures and Equipment

Property, fixtures and equipment are stated at cost, net of accumulated depreciation. At the time property, fixtures and equipment are retired, or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. The Company expenses repair and maintenance costs that maintain the appearance and functionality of the restaurant but do not extend the useful life of any restaurant asset. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes renewal periods that are reasonably assured. Depreciation is computed on the straight-line method over the following estimated useful lives:

Buildings and building improvements	20 to 30 years
Furniture and fixtures	5 to 7 years
Equipment	2 to 7 years
Leasehold improvements	5 to 20 years
Capitalized software	3 to 5 years

Operating Leases

Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of the Company’s leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets. Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense. Lease termination fees, if any, and future obligated lease

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payments for closed locations are recorded as an expense in the period that they are incurred.  Assets and liabilities resulting from the Merger relating to favorable and unfavorable lease amounts are amortized on a straight-line basis to rent expense over the remaining lease term.

Pre-Opening Expenses

Non-capital expenditures associated with opening new restaurants are expensed as incurred and are included in Other restaurant operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Impairment or Disposal of Long-Lived Assets

The Company assesses the potential impairment of amortizable intangibles, including trademarks, franchise agreements and net favorable leases, and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In evaluating long-lived restaurant assets for impairment, the Company considers a number of factors such as:

•	A significant change in market price;

•	A significant adverse change in the manner in which a long-lived asset is being used;

•	New laws and government regulations or a significant adverse change in business climate that adversely affect the value of a long-lived asset;

•	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life; and

•
A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection that demonstrates continuing losses associated with the use of the underlying long-lived asset.

If the aforementioned factors indicate that the Company should review the carrying value of the restaurant’s long-lived assets, the Company performs a two-step impairment analysis. Each Company-owned restaurant is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently from cash flows of other asset groups. If the total future undiscounted cash flows expected to be generated by the assets are less than its carrying amount, as prescribed by step one testing, recoverability is measured in step two by comparing the fair value of the assets to its carrying amount. Should the carrying amount exceed the asset’s estimated fair value, an impairment loss is charged to earnings. Restaurant fair value is determined based on estimates of discounted future cash flows; and impairment charges primarily occur as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to anticipated closures or declining future cash flows from lower projected future sales at existing locations.

The Company incurred total long-lived asset impairment charges and restaurant closing expense of $13.0 million, $14.0 million and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively (see Note 14). All impairment charges are recorded in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company’s judgments and estimates related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance and expected use. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause it to realize a material impairment charge. The Company uses the straight-line method to amortize definite-lived intangible assets.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable. For assets that meet the held for sale criteria, the Company separately evaluates whether the assets also meet the requirements to be reported as discontinued operations. If the Company no longer had any significant continuing involvement with respect to the operations of the assets and cash flows were discontinued, it would classify the assets and related results of operations as discontinued. Assets whose sale is not probable within one year remain in Property, fixtures and equipment until their sale is probable within one year. The Company had $2.4 million and $1.3 million of assets held for sale as of December 31, 2012 and 2011, respectively, recorded in Other current assets, net.

Generally, restaurant closure costs are expensed as incurred. When it is probable that the Company will cease using the property rights under a non-cancelable operating lease, it records a liability for the net present value of any remaining lease obligations net of estimated sublease income that can reasonably be obtained for the property. The associated expense is recorded in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income.  Any subsequent adjustments to the liability from changes in estimates are recorded in the period incurred.

Goodwill and Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of goodwill and trade names. Goodwill represents the residual after allocation of the purchase price to the individual fair values and carryover basis of assets acquired. On an annual basis (during the second quarter of the fiscal year) or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company reviews the recoverability of goodwill and indefinite-lived intangible assets. The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure a goodwill impairment loss, if any. This step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. The impairment test for trade names involves comparing the fair value of the trade name, as determined through a relief from royalty method, to its carrying value.

Impairment indicators that may necessitate goodwill impairment testing in between the Company’s annual impairment tests include the following:

•	a significant decline in the Company’s expected future cash flows;

•	a significant adverse change in legal factors or in the business climate;

•	unanticipated competition;

•	the testing for recoverability of a significant asset group within a reporting unit; and

•	slower growth rates.

Impairment indicators that may necessitate indefinite-lived intangible asset impairment testing in between the Company’s annual impairment tests are consistent with those of its long-lived assets.

The Company performed its annual impairment test in the second quarter of 2012 and determined at that time that none of its five reporting units with remaining goodwill were at risk for goodwill impairment since the fair value of each reporting unit was substantially in excess of its carrying amount. The Company did not record any goodwill or indefinite-lived intangible asset impairment charges during the years ended December 31, 2012, 2011 and 2010.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales declines at the Company’s restaurants, unplanned increases in health insurance, commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges. It is possible that changes in circumstances or changes in management’s judgments, assumptions and estimates could result in an impairment charge of a portion or all of its goodwill or other intangible assets.

Construction in Progress

The Company capitalizes direct and indirect internal costs clearly associated with the acquisition, development, design and construction of Company-owned restaurant locations as these costs have a future benefit to the Company. Upon restaurant opening, these costs are depreciated and charged to expense based upon their classification within Property, fixtures and equipment. Internal costs of $2.4 million were capitalized during the year ended December 31, 2012. Internal costs incurred for the years ended December 31, 2011 and 2010 were not material to the Company’s consolidated financial statements. The amount of interest capitalized in connection with restaurant construction was immaterial in all periods.

Deferred Financing Fees

The Company capitalizes deferred financing fees related to the issuance of debt obligations. The Company amortizes deferred financing fees to interest expense over the terms of the respective financing arrangements using the effective interest method or the straight-line method.

Liquor Licenses

The costs of obtaining non-transferable liquor licenses directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and included in Other assets, net.  Annual liquor license renewal fees are expensed over the renewal term.

Revenue Recognition

The Company records food and beverage revenues upon sale. Initial and developmental franchise fees are recognized as income once the Company has substantially performed all of its material obligations under the franchise agreement, which is generally upon the opening of the franchised restaurant. Continuing royalties, which are a percentage of net sales of the franchisee, are recognized as income when earned. Franchise-related revenues are included in Other revenues in the Consolidated Statements of Operations and Comprehensive Income.

The Company defers revenue for gift cards, which do not have expiration dates, until redemption by the customer. The Company also recognizes gift card “breakage” revenue for gift cards when the likelihood of redemption by the customer is remote, which the Company determined are those gift cards issued on or before three years prior to the balance sheet date. The Company recorded breakage revenue of $13.3 million, $11.1 million and $11.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Breakage revenue is recorded as a component of Restaurant sales in the Consolidated Statements of Operations and Comprehensive Income.

Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. Gift card sales commissions paid to third-party providers are initially capitalized and subsequently recognized as Other restaurant operating expenses upon redemption of the associated gift card. Deferred expenses were $10.9 million and $9.7 million as of December 31, 2012 and 2011, respectively, and were reflected in Other current assets, net in the Company’s Consolidated Balance Sheets. Gift card sales that are accompanied by a bonus gift card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale. Revenue is recorded when the bonus card is redeemed at a value based on the estimated fair market value of the bonus card.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and reports such amounts under the net method in its Consolidated Statements of Operations and Comprehensive Income. Accordingly, these taxes are not included in gross revenue.

Advertising Costs

Advertising production costs are expensed in the period when the advertising first occurs. All other advertising costs are expensed in the period in which the costs are incurred. The total amounts charged to advertising expense were $170.6 million, $161.4 million and $146.1 million, for the years ended December 31, 2012, 2011 and 2010, respectively, and were recorded in Other restaurant operating expenses in the Consolidated Statements of Operations and Comprehensive Income.

Research and Development Expenses

Research and development expenses, are expensed as incurred and are reported in General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.   The Company recorded research and development expenses of $7.3 million, $6.6 million and $5.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. These costs consist primarily of payroll and payroll related tax and benefit costs that are incurred in connection with the development of restaurant designs and menu offerings.

Foreign Currency Translation and Transactions

For all significant non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates for the reporting period. The effect of gains and (losses) from translation adjustments of approximately $7.5 million, ($2.7) million and $4.6 million are included as a separate component of Accumulated other comprehensive loss in the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010, respectively. Accumulated other comprehensive loss contained only foreign currency translation adjustments as of December 31, 2012 and 2011.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the U.S dollar and the currency in which a transaction is denominated increases or decreases the expected amount of cash flows in U.S. dollars upon settlement of the transaction. This increase or decrease is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Similarly, a transaction gain or loss, measured from the transaction date or the most recent intervening balance sheet date, whichever is later, realized upon settlement of a foreign currency transaction generally will be included in determining net income for the period in which the transaction is settled.

Foreign currency transaction losses and gains are recorded in Other (expense) income, net in the Company’s Consolidated Statements of Operations and Comprehensive Income and were a net (loss) gain of $(0.1) million, $0.8 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance. Judgments made regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If the assumptions and estimates change in the future, the valuation allowance may increase or decrease, resulting in a respective increase or decrease in income tax expense.

The Noncontrolling interests do not include a provision or liability for income taxes for affiliated entities that are subject to domestic tax jurisdictions, as any tax liability related thereto is the responsibility of the holder of the noncontrolling interest.

Employee Partner Payments and Buyouts

The managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s Prime Steakhouse and Wine Bar and Roy’s Company-owned domestic restaurant, as well as area operating partners, generally receive distributions or payments for providing management and supervisory services to their restaurants based on a percentage of their associated restaurants’ monthly cash flows. The expense associated with the monthly payments for managing and chef partners is included in Labor and other related expenses, and the expense associated with the monthly payments for area operating partners is included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Managing and chef partners that are eligible to participate in a deferred compensation program receive an unsecured promise of a cash contribution (see Note 4). An area operating partner’s interest in the partnership (the “Management Partnership”) that provides management and supervisory services to his or her restaurant may be purchased, at the Company’s option, after the restaurant has been open for a five-year period based on the terms specified in the agreement. For those area operating partners with restaurants that opened on or after January 1, 2012, a bonus will be paid after the restaurant has been open for a five-year period based on the terms specified in the agreement.  The Company estimates future bonuses and purchases of area operating partners’ interests, as well as deferred compensation obligations to managing and chef partners, using current and historical information on restaurant performance and records the partner obligations in Partner deposits and accrued partner obligations in its Consolidated Balance Sheets. In the period the Company pays an area operating partner bonus or purchases the area operating partner’s interests, an adjustment is recorded to recognize any remaining expense associated with the bonus or purchase and reduce the related accrued buyout liability. Deferred compensation expenses for managing and chef partners are included in Labor and other related expenses and bonus and buyout expenses for area operating partners are included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Stock-based Compensation

Upon completion of the Company’s initial public offering, the Bloomin’ Brands, Inc. 2012 Incentive Award Plan (the “2012 Equity Plan”) was adopted, and no further awards will be made under the Company’s 2007 Equity Incentive Plan (the “2007 Equity Plan”). The 2012 Equity Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards to Company management and other key employees. The Company accounts for its stock-based employee compensation using a fair value-based method of accounting.

The Company uses the Black-Scholes option pricing model to estimate the weighted-average grant date fair value of stock options granted. Expected volatilities are based on historical volatilities of the stock of comparable companies. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Results may vary depending on the assumptions applied within the model. Restricted stock awards are issued and measured at market value on the date of grant. The benefits of tax deductions in excess of recognized compensation cost, if any, are reported as a financing cash flow.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income Attributable to Bloomin’ Brands, Inc. Per Common Share

Basic net income per common share is computed on the basis of the weighted average number of common shares that were outstanding during the period. Diluted net income per share includes the dilutive effect of common stock equivalents consisting of restricted stock and stock options, using the treasury stock method. Performance-based restricted stock and stock options are considered dilutive when the related performance criterion has been met.

Segment Reporting

The Company operates restaurants under five brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods, and the Company believes it meets the criteria for aggregating its six operating segments, which are the five brands and the Company’s international Outback Steakhouse operations, into a single reporting segment in accordance with the applicable accounting guidance. Approximately 8%, 9% and 8% of the Company’s total revenues for the years ended December 31, 2012, 2011 and 2010, respectively, were attributable to operations in foreign countries and Guam. Approximately 3% and 2% of the Company’s total long-lived assets, excluding goodwill and intangible assets, were located in foreign countries where the Company holds assets as of December 31, 2012 and 2011, respectively.

Reclassifications

The Company has reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the fiscal year ended December 31, 2012. These reclassifications had no effect on previously reported net income.

Recently Adopted Financial Accounting Standards

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company received net proceeds in the offering of approximately $142.2 million after deducting underwriting discounts and commissions of approximately $9.4 million and offering related expenses of $4.6 million. All of the net proceeds, together with cash on hand, was applied to retire OSI’s 10% senior notes due 2015.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon completion of the initial public offering, the Company’s certificate of incorporation was amended and restated to provide for authorized capital stock of 475,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of undesignated preferred stock.

On May 10, 2012, the retention bonus and the incentive bonus agreements with the Company’s Chief Executive Officer (“CEO”) were amended. Under the terms of the amendments, the remaining payments under each agreement were accelerated to a single lump sum payment of $22.4 million as a result of the completion of the Company’s initial public offering, which was paid in the third quarter of 2012. The Company recorded $18.1 million for the accelerated bonus expense in General and administrative in its Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2012.

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

Net Income Attributable to Bloomin’ Brands, Inc. Per Common Share

The computation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Net income attributable to Bloomin’ Brands, Inc.	$49,971	$100,005	$52,968

Basic weighted average common shares outstanding	111,999	106,224	105,968

Effect of diluted securities:
Stock options	2,738	399	—
Unvested restricted stock	84	66	—
Diluted weighted average common shares outstanding	114,821	106,689	105,968

Basic net income attributable to Bloomin’ Brands, Inc. per common share	$0.45	$0.94	$0.50
Diluted net income attributable to Bloomin’ Brands, Inc. per common share	$0.44	$0.94	$0.50

Dilutive securities outstanding not included in the computation of net income attributable to Bloomin’ Brands, Inc. per common share because their effect was antidilutive were as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Stock options	1,092	550	2,576

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase of Limited Partnership and Joint Venture Interests

During the third and fourth quarters of 2012, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 44 Bonefish Grill restaurants and 17 Carrabba’s Italian Grill restaurants for an aggregate purchase price of $39.5 million. The purchase price for each of the transactions was paid in cash by December 31, 2012. These transactions resulted in a $39.0 million reduction in Additional paid-in capital in the Company’s Consolidated Balance Sheet at December 31, 2012.

Effective October 1, 2012, the Company purchased the remaining interests in the Roy’s joint venture from its joint venture partner, RY-8, Inc. (“RY-8”), for $27.4 million. This purchase price consisted of the assumption of RY-8’s $24.5 million line of credit guaranteed by OSI that had been recorded in Guaranteed debt in the Company’s Consolidated Balance Sheet at December 31, 2011, forgiveness of $1.8 million in loans due from RY-8 to OSI and a $1.1 million cash payment. This transaction resulted in a $0.7 million reduction in Additional paid-in capital in the Company’s Consolidated Balance Sheet at December 31, 2012. In December 2012, the Company paid the $24.5 million outstanding balance on the line of credit assumed from RY-8 and the line of credit was terminated.

The following table sets forth the effect of these transactions on stockholders’ equity attributable to Bloomin’ Brands, Inc. (in thousands):

	NET INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS, INC. AND TRANSFERS TO NONCONTROLLING INTERESTS

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Net income attributable to Bloomin’ Brands, Inc.	$49,971	$100,005	$52,968
Transfers to noncontrolling interests:
Decrease in Bloomin’ Brands, Inc. additional paid-in capital for purchase of
joint venture and limited partnership interests	(39,696)	—	—
Change from net income attributable to Bloomin’ Brands, Inc. and transfers to	$10,275	$100,005	$52,968
noncontrolling interests

4.            Stock-based and Deferred Compensation Plans

Stock-based and Deferred Compensation Plans

Managing and Chef Partners

Historically, the managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s Prime Steakhouse and Wine Bar and Roy’s restaurant were required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in the Management Partnership that provided management and supervisory services to his or her restaurant. The purchase price for a managing partner’s ownership interest was fixed at $25,000, and the purchase price for a chef partner’s ownership interest ranged from $10,000 to $15,000. Managing and chef partners had the right to receive monthly distributions from the Management Partnership based on a percentage of their restaurant’s monthly cash flows for the duration of the agreement, which varied by concept from 6% to 10% for managing partners and 2% to 5% for chef partners. Further, managing and chef partners were eligible to participate in the Partner Equity Plan (“PEP”), a deferred compensation program, upon completion of their five-year employment agreement. Amounts credited to partners’ PEP accounts are fully vested at all times and participants have no discretion with respect to the form of benefit payments under the PEP.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2011, the Company modified its managing and chef partner compensation structure to provide greater incentives for sales and profit growth. Under the revised program, managing and chef partners continue to sign five-year employment agreements and receive monthly distributions of the same percentage of their restaurant’s cash flow as under the prior program. However, under the revised program, in lieu of participation in the PEP, managing partners and chef partners are eligible to receive deferred compensation payments under the Partner Ownership Account Plan (the “POA”). The POA places greater emphasis on year-over-year growth in cash flow than the PEP. Managing and chef partners receive a greater value under the POA than they would have received under the PEP if certain levels of year-over-year cash flow growth are achieved and a lesser value than under the PEP if these levels are not achieved.

The POA requires managing and chef partners to make an initial deposit of up to $10,000 into their “Partner Investment Account,” and the Company make a bookkeeping contribution to each partner’s “Company Contributions Account” no later than the end of February of each year following the completion of each year (or partial year where applicable) under the partner’s employment agreement. The value of each Company contribution is equal to a percentage of the partner’s restaurant’s cash flow plus, if the restaurant has been open at least 18 calendar months, a percentage of the year-over-year increase in the restaurant’s cash flow.

The POA also provides an annual bonus known as the President’s Club, paid in addition to the monthly distributions of cash flow, designed to reward increases in a restaurant’s annual sales above the concept sales plan with a required flow-through percentage of the incremental sales to cash flow as defined in the plan. Managing and chef partners whose restaurants achieve certain annual sales targets above the concept’s sales plan (and the required flow-through percentage) receive a bonus equal to a percentage of the incremental sales, such percentage determined by the sales target achieved.

Amounts credited to each partner’s account under the POA may be allocated by the partner among benchmark funds offered under the POA, and the account balances of the partner will increase or decrease based on the performance of the benchmark funds. Upon termination of employment, all remaining balances in the Company Contributions Account in the POA are forfeited unless the partner has been with the Company for twenty years or more. Unless previously forfeited under the terms of the POA, 50% of the partner’s total account balances generally will be distributed in the March following the completion of the initial five-year contract term with subsequent distributions varying based on the length of continued employment as a partner. The deferred compensation obligations under the POA are unsecured obligations of the Company.

All managing and chef partners who execute new employment agreements after May 1, 2011 are required to participate in the revised partner program, including the POA. Managing and chef partners with a current employment agreement scheduled to expire December 1, 2011 or later had the opportunity (from April 27, 2011 through July 27, 2011) to amend their employment agreements to convert their existing partner program to participation in the new partner program, including the POA, effective June 1, 2011.  As of December 31, 2012 and 2011, the Company’s POA liability was $15.3 million and $8.0 million, respectively, which was recorded in Partner deposits and accrued partner obligations in its Consolidated Balance Sheets.

Upon the closing of the Merger, certain stock options that had been granted to managing and chef partners under a pre-merger managing partner stock plan upon completion of a previous employment contract were converted into the right to receive cash in the form of a “Supplemental PEP” contribution.

As of December 31, 2012, the Company’s total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $122.6 million, of which $17.8 million and $104.8 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in its Consolidated Balance Sheet. As of December 31, 2011, the Company’s total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $107.8 million, of which $11.8 million and $96.0 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in its Consolidated Balance Sheet. Partners may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012 and 2011, the Company had approximately $67.8 million and $56.9 million, respectively, in various corporate-owned life insurance policies and at December 31, 2011, another $0.3 million of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of the Company’s obligations primarily under the PEP, Supplemental PEP and POA. The Company is the sole owner of any assets within the rabbi trust and participants are considered general creditors of the Company with respect to assets within the rabbi trust.

As of December 31, 2012 and 2011, there were $65.1 million and $55.6 million, respectively, of unfunded obligations primarily related to the PEP, Supplemental PEP and POA, excluding amounts not yet contributed to the partners’ investment funds, which may require the use of cash resources in the future.

Area Operating Partners

Historically, an area operating partner was required, as a condition of employment and within 30 days of the opening of his or her first restaurant, to make an initial investment of $50,000 in the Management Partnership that provides supervisory services to the restaurants that the area operating partner oversees.  This interest gave the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ monthly cash flows for the duration of the agreement, typically ranging from 4% to 9%. The Company has the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement.

For restaurants opened on or between January 1, 2007 and December 31, 2011, the area operating partner’s percentage of cash distributions and buyout percentage was calculated based on the associated restaurant’s return on investment compared to the Company’s targeted return on investment and ranged from 3.0% to 12.0% depending on the concept. This percentage was determined after the first five full calendar quarters from the date of the associated restaurant’s opening and was adjusted each quarter thereafter based on a trailing 12-month restaurant return on investment. The buyout percentage was the area operating partner’s average distribution percentage for the 24 months immediately preceding the buyout. Buyouts were paid in cash within 90 days or paid over a two-year period.

In 2011, the Company also began a version of the President’s Club annual bonus described above under “Managing and Chef Partners” for area operating partners to provide additional rewards for achieving sales targets with a required flow-through of the incremental sales to cash flow as defined in the plan.

In April 2012, the Company revised its area operating partner program for restaurants opened on or after January 1, 2012. For these restaurants, an area operating partner is required, as a condition of employment, to make a deposit of $10,000 within 30 days of the opening of each new restaurant that he or she oversees, up to a maximum deposit of $50,000 (taking into account investments under prior programs). This deposit gives the area operating partner the right to monthly payments based on a percentage of his or her restaurants’ monthly cash flows for the duration of the employment agreement, typically ranging from 4.0% to 4.5%. After the restaurant has been open for a five-year period, the area operating partner will receive a bonus equal to a multiple of the area operating partner’s average monthly payments for the 24 months immediately preceding the bonus date. The bonus will be paid within 90 days or over a two-year period, depending on the bonus amount.

Management and Other Key Employees

During the years ended December 31, 2012 and 2011, the Board of Directors authorized an additional 850,000 and 1,350,000 shares, respectively, for issuances of stock options and restricted stock under the Company’s 2007 Equity Plan. During the year ended December 31, 2010, no additional shares were approved. A total of 13,200,000 shares were approved for stock options and restricted stock grants under the 2007 Equity Plan by the Board of Directors as of December 31, 2012. The maximum term of stock options and restricted stock granted under the 2007 Equity Plan is ten years. Upon completion of the Company’s initial public offering, the 2012 Equity Plan was adopted, and no further awards will be made under the 2007 Equity Plan.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2012 Equity Plan provides for grants of stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards determined by the Compensation Committee of the Board of Directors. The maximum number of shares of common stock available for issuance pursuant to the 2012 Equity Plan was initially 3,000,000 shares. As of the first business day of each fiscal year, commencing on January 1, 2013, the aggregate number of shares that may be issued pursuant to the 2012 Equity Plan automatically increases by a number equal to 2% of the total number of shares then issued and outstanding. The 2012 Equity Plan provides that grants of performance awards will be made based upon, and subject to achieving, one or more performance measures over a performance period of not less than one year as established by the Compensation Committee of the Board of Directors. Unless terminated earlier, the 2012 Equity Plan will terminate ten years from its effective date.

Other Benefit Plans

The Company has a qualified defined contribution 401(k) plan (the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust, or the “401(k) Plan”) covering employees eligible for salaried benefits, except officers and certain highly compensated employees. Assets of the 401(k) Plan are held in trust for the sole benefit of the employees. Participants in the 401(k) Plan may make pre-tax elective deferrals to the 401(k) Plan of between 1% and 20% of their compensation, subject to Internal Revenue Service (“IRS”) limitations. The Company also may make matching and/or profit-sharing contributions to the 401(k) Plan. The Company contributed $2.0 million, $2.0 million, and $1.9 million to the 401(k) Plan for the plan years ended December 31, 2012, 2011 and 2010, respectively.

The Company provides a deferred compensation plan for its highly compensated employees who are not eligible to participate in the 401(k) Plan. The deferred compensation plan allows these employees to contribute from 5% to 90% of their base salary and 5% to 100% of their cash bonus on a pre-tax basis to an investment account consisting of various investment fund options. The Company does not currently intend to provide any matching or profit-sharing contributions, and participants are fully vested in their deferrals and their related returns. Participants are considered unsecured general creditors in the event of Company bankruptcy or insolvency.

Stock Options

The following table presents a summary of the Company’s stock option activity for the year ended December 31, 2012 (in thousands, except exercise price and contractual life):

	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2011	11,943	$7.50	7.5	$53,989
Granted	872	14.23
Exercised	(136)	6.50
Forfeited or expired	(300)	7.20
Outstanding at December 31, 2012	12,379	$7.99	6.7	$94,710
Exercisable at December 31, 2012	7,293	$7.41	6.0	$60,026

The total intrinsic value of stock options exercised during the year ended December 31, 2012 was $0.5 million. The Company received $0.9 million in cash and did not realize any tax benefits from the exercise of stock options in the year ended December 31, 2012. The Company did not have any stock options exercised in the years ended December 31, 2011 and 2010. The Company settles stock option exercises with authorized but unissued shares of the Company’s common stock.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $6.93, $6.02, and $3.18, respectively, and was estimated using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of options granted for the periods indicated:

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Weighted-average risk-free interest rate	1.11%	2.09%	1.95%
Dividend yield	—%	—%	—%
Expected term	6.5 years	6.5 years	6.5 years
Weighted-average volatility	48.6%	54.8%	73.9%

Under the 2007 Equity Plan, stock options generally vest and become exercisable in 20% increments over a period of five years contingent on continued employee service. Shares acquired upon the exercise of stock options under the 2007 Equity Plan were generally subject to a stockholder’s agreement that contained a management call option that allowed the Company to repurchase all shares purchased through exercise of stock options upon termination of employment at any time prior to the earlier of an initial public offering or a change of control. If an employee’s termination of employment was a result of death or disability, by the Company other than for cause or by the employee for good reason, the Company was able to repurchase exercised stock under this call option at fair market value. If an employee’s termination of employment was by the Company for cause or by the employee without good reason, the Company was able to repurchase the stock under this call provision for the lesser of the exercise price or fair market value. Additionally, the holder of shares acquired upon the exercise of stock options was prohibited from transferring the shares to any person, subject to narrow exceptions, and if a permitted transfer occurred, the transferred shares remained subject to the management call option. As a result of the transfer restrictions and call option, the Company did not record compensation expense for stock options that contained the call option since employees were not able to realize monetary benefit from the options or any shares acquired upon the exercise of the options unless the employee was employed at the time of an initial public offering or change of control. Prior to the Company’s initial public offering in August 2012, there had not been any exercises of stock options by any employee, and generally all stock options of terminated employees with a call provision either expired or were forfeited.

Upon completion of the Company’s initial public offering, the Company recorded approximately $16.0 million of aggregate non-cash compensation expense with respect to (i) certain stock options held by its CEO that become exercisable (to the extent then vested) if following the offering, the volume-weighted average trading price of the Company’s common stock is equal to or greater than specified performance targets over a six-month period and (ii) the time vested portion of outstanding stock options containing the management call option due to the automatic termination of the call option upon completion of the offering.

On July 1, 2011, the CEO was granted an option to purchase 550,000 shares of common stock under the 2007 Equity Plan in accordance with the terms of her employment agreement. This option has an exercise price of $10.03 per share and was subject to a modified form of the management call option that did not preclude the Company from recording compensation expense during the service period. This modified form of the management call option terminated upon completion of the Company’s initial public offering. These options vest and compensation expense is recorded equally over a five-year period on each anniversary of the grant date, contingent upon her continued employment with the Company.

In March 2010, the Company offered all then active employees the opportunity to exchange outstanding stock options with an exercise price of $10.00 per share for the same number of replacement stock options with an exercise price of $6.50 per share. Under the exchange program, the vested portion of the eligible stock options as of the grant date of the replacement stock options were exchanged for stock options that were fully vested. The unvested portion of the exchanged stock options were exchanged for unvested replacement stock options that vest and become exercisable over a period of time that is equal to the remaining vesting period of the exchanged stock options plus one year, subject

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the participant’s continued employment through the new vesting date. For exchanged stock options that contained both performance-based and time-based vesting conditions, the replacement stock options contain only time-based vesting conditions and vest in accordance with the above terms. All eligible stock options were exchanged pursuant to the exchange program. The original stock options were cancelled, and the issuance of the replacement stock options occurred on April 6, 2010. As a result of the management call option, the stock options exchange did not have a material effect on the Company’s consolidated financial statements.

Under the 2012 Equity Plan, stock options generally vest and become exercisable in 25% increments over a period of four years on the grant anniversary date contingent on continued employee service. Stock options have an exercisable life of no more than ten years from the date of grant.

The Company recorded compensation expense of $20.1 million, $2.2 million and $1.1 million during the years ended December 31, 2012, 2011 and 2010 respectively, for vested stock options. The Company did not recognize any tax benefits for vested stock options in any of the years ended December 31, 2012, 2011 and 2010 due to a valuation allowance and other tax credits available. The total fair value of stock options that vested during the years ended December 31, 2012, 2011 and 2010 was $66.5 million (of which $39.3 million relates to stock options that would have vested in prior years without the management call option), $3.7 million and $2.2 million, respectively. The Company did not capitalize any stock-based compensation costs during any periods presented. As of December 31, 2012, there was $22.6 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted Stock

	NUMBER OF RESTRICTED STOCK AWARDS (in thousands)	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Restricted stock outstanding at December 31, 2011	239	$10.00
Granted	314	14.69
Vested	(218)	10.00
Forfeited	(36)	11.93
Restricted stock outstanding at December 31, 2012	299	$14.69

Compensation expense recognized in net income for the years ended December 31, 2012, 2011 and 2010 was $1.4 million, $1.7 million and $2.0 million, respectively, for restricted stock awards. The Company did not recognize any tax benefits related to the compensation expense recorded for restricted stock awards for the years ended December 31, 2012, 2011 and 2010 due to a valuation allowance and other tax credits available. As measured on the vesting date, the total fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $2.8 million, $2.3 million and $1.8 million, respectively. Unrecognized pre-tax compensation expense related to non-vested restricted stock awards was approximately $3.7 million at December 31, 2012 and will be recognized over a weighted-average period of 3.4 years.

Shares of restricted stock issued in 2007 to certain of the Company’s current and former executive officers and other members of management under the 2007 Equity Plan vested each June 14 through 2012. In accordance with the terms of their applicable agreements, the Company loaned an aggregate of $0.4 million, $0.9 million and $0.7 million to these individuals in 2012, 2011 and 2010, respectively, for their personal income tax obligations that resulted from vesting. During the first quarter of 2012, the three executive officers of the Company having outstanding loans and certain other former members of management repaid their entire loan balances to the Company. As of December 31, 2012 and 2011, a total of $5.8 million and $7.2 million of loans and associated interest obligations to current and former executive officers and other members of management was outstanding and was recorded in Additional paid-in capital in the Company’s Consolidated Balance Sheets. The loans are full recourse and are collateralized by the vested shares

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of restricted stock.  On May 10, 2012, the Company approved an amendment to the loans to extend the timing for mandatory prepayment in connection with an initial public offering to require full repayment by the last trading day in the first trading window subsequent to the expiration of contractual lock-up restrictions imposed in connection with the offering.

Restricted stock shares vest on the grant anniversary date at a rate of approximately 33.3% per year for those issued to directors and 25% per year for all other issuances. Restricted stock vesting is dependent upon continued service with forfeiture of all unvested restricted stock shares upon termination, unless in the case of death or disability, in which case all restricted stock shares are immediately vested.

5.           Other Current Assets, Net

Other current assets, net, consisted of the following (in thousands):

	DECEMBER 31,
	2012	2011
Prepaid expenses	$23,186	$18,113
Accounts receivable - vendors, net	38,459	48,568
Accounts receivable - franchisees, net	2,019	2,396
Accounts receivable - other, net	7,498	11,869
Other current assets, net	32,159	23,427
	$103,321	$104,373

6.     Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following (in thousands):

	DECEMBER 31,
	2012	2011
Land	$262,378	$329,143
Buildings and building improvements	917,243	1,013,618
Furniture and fixtures	303,304	263,266
Equipment	422,069	362,649
Leasehold improvements	396,101	369,726
Construction in progress	32,646	22,011
Less: accumulated depreciation	(827,706)	(724,515)
	$1,506,035	$1,635,898

Effective March 14, 2012, the Company entered into a sale-leaseback transaction (the “Sale-Leaseback Transaction”) with two third-party real estate institutional investors in which the Company sold 67 restaurant properties at fair market value for net proceeds of $192.9 million.  The Company then simultaneously leased these properties under nine master leases (collectively, the “REIT Master Leases”).  The initial terms of the REIT Master Leases are 20 years with four five-year renewal options.  One renewal period is at a fixed rental amount and the last three renewal periods are generally based at then-current fair market values.  The sale at fair market value and subsequent leaseback qualified for sale-leaseback accounting treatment, and the REIT Master Leases are classified as operating leases. In accordance with the applicable accounting guidance, the 67 restaurant properties are not classified as held for sale at December 31, 2011 since the Company leased the properties. The Company recorded a deferred gain on the sale of certain of the properties of $42.9 million primarily in Other long-term liabilities, net in its Consolidated Balance Sheet at the time of the transaction, which is amortized over the initial term of the lease.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, the Company had certain land and buildings with historical cost amounts of $14.1 million and $20.3 million, respectively, that have been leased to third parties under operating leases. Accumulated depreciation related to the leased building assets of $4.1 million is included in Property, fixtures and equipment at December 31, 2012.

The Company expensed repair and maintenance costs of approximately $98.0 million, $97.3 million and $94.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $147.8 million, $147.4 million and $150.4 million, respectively.

During the years ended December 31, 2012, 2011 and 2010, the Company recorded property, fixtures and equipment impairment charges of $10.6 million, $11.6 million and $2.2 million, respectively, for certain of the Company’s restaurants in Provision for impaired assets and restaurant closings in its Consolidated Statements of Operations and Comprehensive Income (see Note 14).

The fixed asset impairment charges described above primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to anticipated closures or declining future cash flows from lower projected future sales at existing locations.

7.           Investment in Equity Method Investee

Through a joint venture arrangement with PGS Participacoes Ltda., the Company holds a 50% ownership interest in the Brazilian Joint Venture, which operates Outback Steakhouse restaurants in Brazil.  The Company accounts for the Brazilian Joint Venture under the equity method of accounting.  At December 31, 2012 and 2011, the Company’s net investment of $36.0 million and $34.0 million, respectively, was recorded in Investments in and advances to unconsolidated affiliates, net, and a foreign currency translation adjustment of ($3.1) million and ($3.8) million was recorded in Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets during the years ended December 31, 2012 and 2011, respectively. The Company’s share of earnings of $5.1 million, $6.8 million and $5.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, was recorded in Income from operations of unconsolidated affiliates in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The following tables present summarized financial information for 100% of the Brazilian Joint Venture for the periods ending as indicated (in thousands):

	DECEMBER 31,
	2012	2011
Current assets	$33,269	$26,882
Noncurrent assets	72,214	63,458
Current liabilities	24,546	20,516
Noncurrent liabilities	16,997	10,694

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Net revenue from sales	$246,819	$225,720	$161,860
Gross profit	172,011	153,377	112,647
Income from continuing operations	24,268	24,507	18,980
Net income	11,151	13,547	11,300

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Goodwill and Intangible Assets, Net

The change in goodwill for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Balance as of January 1:
Goodwill	$1,059,051	$1,059,051
Accumulated purchase accounting adjustments	3,604	3,604
Accumulated impairment losses	(784,636)	(784,636)
Cumulative translation adjustments	(8,197)	(8,118)
Accumulated disposal adjustments	(1,050)	—
	268,772	269,901

Translation adjustments	2,200	(79)
Disposal adjustment	—	(1,050)

Balance as of December 31:
Goodwill	1,059,051	1,059,051
Accumulated purchase accounting adjustments	3,604	3,604
Accumulated impairment losses	(784,636)	(784,636)
Cumulative translation adjustments	(5,997)	(8,197)
Accumulated disposal adjustments	(1,050)	(1,050)
	$270,972	$268,772

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets each year during the second quarter. The Company’s review of the recoverability of goodwill is based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to their carrying values (see Note 14). The Company also uses the discounted cash flow method to determine the fair value of its intangible assets.

The Company did not record any goodwill or indefinite-lived intangible asset impairment charges or any material definite-lived intangible asset impairment charges during 2012, 2011 or 2010. In October 2011, the Company sold its nine Company-owned Outback Steakhouse restaurants in Japan to a subsidiary of S Foods, Inc., one of the Company’s beef suppliers in Japan, for $9.4 million. The buyer will have the right for future development of Outback Steakhouse franchise restaurants in Japan and will pay the Company a royalty in the range of 2.75% to 4.00% based on sales volumes. The Company used the net cash proceeds from this sale to pay down $7.5 million of OSI’s then outstanding term loans in accordance with the terms of the credit agreement amended in January 2010. The Company recorded a $1.1 million adjustment to reduce goodwill related to the disposal of these assets and recorded a loss of $4.3 million from this sale in General and administrative expenses in its Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2011.

The accumulated purchase accounting adjustments to Goodwill of $3.6 million were the result of adjustments to appraised fair values of acquired tangible assets.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net, consisted of the following (in thousands):

	WEIGHTED AVERAGE AMORTIZATION PERIOD (YEARS)	DECEMBER 31,
		2012	2011
Trade names (gross)	Indefinite	$413,000	$413,000
Trademarks (gross)	16	87,831	87,531
Less: accumulated amortization		(22,529)	(18,454)
Net trademarks		65,302	69,077
Favorable leases (gross, lives ranging from 0.8 to 25 years)	11	95,514	99,391
Less: accumulated amortization		(38,934)	(34,752)
Net favorable leases		56,580	64,639
Franchise agreements (gross)	8	17,385	17,385
Less: accumulated amortization		(7,410)	(6,073)
Net franchise agreements		9,975	11,312
Other intangibles (gross)	4	9,099	8,547
Less: accumulated amortization		(2,177)	(427)
Net other intangibles		6,922	8,120
Intangible assets, less total accumulated amortization of $71,051 and
$59,706 at December 31, 2012 and 2011, respectively		$551,779	$566,148

Definite-lived intangible assets are amortized on a straight-line basis. The aggregate expense related to the amortization of the Company’s trademarks, favorable leases, franchise agreements and other intangibles was $14.6 million, $13.9 million and $14.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Annual expense related to the amortization of intangible assets is anticipated to be approximately $13.9 million in 2013, $13.2 million in 2014, $12.8 million in 2015, $11.8 million in 2016 and $9.9 million in 2017.

In accordance with the terms of an asset purchase agreement that was amended in December 2004, the Company was obligated to pay a royalty to its Bonefish Grill founder and joint venture partner during his employment term with the Company. The Company had the option to terminate this royalty within 45 days of his termination of employment by making an aggregate payment equal to five times the amount of the royalty payable during the twelve full calendar months immediately preceding the month of his termination. As his employment terminated on October 1, 2011, the Company paid the approximately $8.5 million royalty termination fee in October 2011 and recorded this payment as an intangible asset in its Consolidated Balance Sheet in the fourth quarter of 2011. The intangible asset is amortized over a five-year useful life.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           Other Assets, Net

Other assets, net, consisted of the following (in thousands):

	DECEMBER 31,
	2012	2011
Company-owned life insurance	$59,787	$51,955
Deferred financing fees, net of accumulated amortization of $8,890 and $66,275
at December 31, 2012 and 2011, respectively	15,097	19,988
Liquor licenses	26,002	25,545
Other assets	44,546	38,677
	$145,432	$136,165

The Company amortized deferred financing fees to interest expense of $8.2 million, $12.3 million and $13.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

10.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2012	2011
Accrued payroll and other compensation	$108,612	$117,013
Accrued insurance	22,235	19,284
Other current liabilities	61,437	75,189
	$192,284	$211,486

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt, Net

Long-term debt, net consisted of the following (in thousands):

	DECEMBER 31,
	2012	2011
Senior secured term loan B facility, interest rate of 4.75% at December 31, 2012 (1) (2)	$1,000,000	$—
Senior secured term loan facility, interest rate of 2.63% at December 31, 2011 (1) (3)	—	1,014,400
Senior secured pre-funded revolving credit facility, interest rate of 2.63% at December 31, 2011 (1)	—	33,000
Mortgage loan, weighted average interest rate of 3.98% at December 31, 2012 (4)	319,574	—
First mezzanine loan, interest rate of 9.00% at December 31, 2012 (4)	87,048	—
Second mezzanine loan, interest rate of 11.25% at December 31, 2012 (4)	87,273	—
Note payable, weighted average interest rate of 0.98% at December 31, 2011 (4)	—	466,319
First mezzanine note, interest rate of 3.28% at December 31, 2011 (4)	—	88,900
Second mezzanine note, interest rate of 3.53% at December 31, 2011 (4)	—	123,190
Third mezzanine note, interest rate of 3.54% at December 31, 2011 (4)	—	49,095
Fourth mezzanine note, interest rate of 4.53% at December 31, 2011 (4)	—	48,113
Senior notes, interest rate of 10.00% at December 31, 2011 (1)	—	248,075
Other notes payable, uncollateralized, interest rates ranging from 0.63% to 7.00% and from 0.76% to 7.00% at December 31, 2012 and 2011, respectively (1)	9,848	9,094
Sale-leaseback obligations (1)	2,375	2,375
Capital lease obligations (1)	2,112	2,520
Guaranteed debt, interest rate of 2.65% at December 31, 2011 (1)	—	24,500
	1,508,230	2,109,581
Less: current portion of long-term debt	(22,991)	(332,905)
Less: guaranteed debt	—	(24,500)
Less: debt discount	(13,790)	(291)
Long-term debt, net	$1,471,449	$1,751,885
____________________

(1)	Represents obligations of OSI.

(2)	At December 31, 2012, $50.0 million of OSI’s outstanding senior secured term loan B facility was at 5.75%.

(3)	At December 31, 2011, $61.9 million of OSI’s outstanding senior secured term loan facility was at 4.50%.

(4)	Represents obligations of New PRP as of December 31, 2012 and obligations of PRP as of December 31, 2011.

Bloomin’ Brands, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness as described below.

On October 26, 2012, OSI completed a refinancing of its outstanding senior secured credit facilities from 2007 (the “2007 Credit Facilities”) and entered into a credit agreement (“Credit Agreement”) with a syndicate of institutional lenders and financial institutions.  The new senior secured credit facilities provide for senior secured financing of up to $1.225 billion, consisting of a $1.0 billion term loan B and a $225.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities (the “New Facilities”). The term loan B was issued with an original issue discount of $10.0 million. In the fourth quarter of 2012, the Company incurred $13.9 million of third-party financing costs to complete this transaction of which $11.0 million has been capitalized. These deferred financing costs are primarily included in Other assets, net in the Company’s Consolidated Balance Sheet. The remaining $2.9 million of third-party financing costs were expensed as they related to debt held by lenders that participated in both the original and refinanced debt and therefore, the debt was treated as modified rather than extinguished. An additional $6.2 million of loss was recorded for the write-off of deferred financing fees associated with the 2007 Credit Facilities treated as extinguished. The Company recorded the total $9.1 million loss related to the modification and extinguishment of the 2007 Credit Facilities in Loss on extinguishment and modification of debt in the Company’s Consolidated Statement of Operations and Comprehensive Income during the fourth quarter of 2012.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The new senior secured term loan B matures October 26, 2019.  The borrowings under this facility bear interest at rates ranging from 225 to 250 basis points over the Base Rate or 325 to 350 basis points over the Eurocurrency Rate as defined in the Credit Agreement.  The Base Rate option is the highest of (i) the prime rate of Deutsche Bank Trust Company Americas, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency Rate with a one month interest period plus 1.0% (“Base Rate”) (3.25% at December 31, 2012).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.21% to 0.51% at December 31, 2012).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders. With respect to the new senior secured term loan B, the Base Rate is subject to an interest rate floor of 2.25% and the Eurocurrency Rate is subject to an interest rate floor of 1.25%.

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

The New Facilities require scheduled quarterly payments on the term loan B equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters commencing on the quarter ending March 31, 2013.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity. The outstanding balance on the term loan B was $1.0 billion at December 31, 2012 of which $10.0 million was classified as current due to OSI’s required quarterly payments. Subsequent to December 31, 2012, OSI voluntarily made aggregate prepayments on its term loan B of $25.0 million.

The revolving credit facility matures October 26, 2017 and provides for swing-line loans and letters of credit of up to $225.0 million for working capital and general corporate purposes. The revolving credit facility bears interest at rates ranging from 200 to 250 basis points over the Base Rate or 300 to 350 basis points over the Eurocurrency Rate. There were no loans outstanding under the revolving credit facility at December 31, 2012, however, $41.2 million of the credit facility was not available for borrowing as: (i) $34.5 million of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $6.1 million of the credit facility was committed for the issuance of a letter of credit to the insurance company that underwrites the Company’s bonds for liquor licenses, utilities, liens and construction and (iii) $0.6 million of the credit facility was committed for the issuance of other letters of credit. Total outstanding letters of credit issued under OSI’s new revolving credit facility may not exceed $100.0 million. Fees for the letters of credit were 3.63% and the commitment fees for unused revolving credit commitments were 0.50%.

The New Facilities require OSI to comply with certain covenants, including, in the case of the revolving credit facility, a covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”) test. The TNLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Credit Agreement) and may not exceed a level set at 6.00 to 1.00 for the last day of any fiscal quarter in 2012 or 2013, with step-downs over a four-year period to a maximum level of 5.00 to 1.00 in 2017. The other negative covenants limit, but provide exceptions for, OSI’s ability and the ability of its restricted subsidiaries to take various actions relating to indebtedness, significant payments, mergers and similar transactions. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. At December 31, 2012, OSI was in compliance with its debt covenants under the New Facilities.

The New Facilities are guaranteed by each of OSI’s current and future domestic 100% owned restricted subsidiaries in the Outback Steakhouse and Carrabba’s Italian Grill concepts and certain other subsidiaries (the “Guarantors”) and by OSI HoldCo, Inc., OSI’s direct owner and the Company’s indirect, wholly-owned subsidiary (“OSI HoldCo”).

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OSI’s obligations are secured by substantially all of its assets and assets of the Guarantors and OSI HoldCo, in each case, now owned or later acquired, including a pledge of all of OSI’s capital stock, the capital stock of substantially all of OSI’s domestic subsidiaries and 65% of the capital stock of foreign subsidiaries that are directly owned by OSI, OSI HoldCo, or a Guarantor. OSI is also required to provide additional guarantees of the New Facilities in the future from other domestic wholly-owned restricted subsidiaries if the Consolidated EBITDA attributable to OSI’s non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of the Consolidated EBITDA of OSI and its restricted subsidiaries. If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate Consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of the Consolidated EBITDA of OSI and its restricted subsidiaries.

Prior to the New Facilities, OSI was party to the 2007 Credit Facilities with a syndicate of institutional lenders and financial institutions, which were entered into on June 14, 2007. These senior secured credit facilities provided for senior secured financing of up to $1.6 billion, consisting of a $1.3 billion term loan facility, a $150.0 million working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100.0 million pre-funded revolving credit facility that provided financing for capital expenditures only.

At each rate adjustment, OSI had the option to select an Original Base Rate plus 125 basis points or an Original Eurocurrency Rate plus 225 basis points for the borrowings under this facility. The base rate option was the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus 0.5 of 1% (“Original Base Rate”) (3.25% at December 31, 2011). The eurocurrency rate option was the 30, 60, 90 or 180-day eurocurrency rate (“Original Eurocurrency Rate”) (ranging from 0.38% to 0.88% at December 31, 2011). The Original Eurocurrency Rate may have had a nine- or twelve-month interest period if agreed upon by the applicable lenders. With either the Original Base Rate or the Original Eurocurrency Rate, the interest rate would have been reduced by 25 basis points if the associated Moody’s Applicable Corporate Rating then most recently published was B1 or higher (the rating was Caa1 at December 31, 2011).

OSI was required to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of its “annual excess cash flow” (with step-downs to 25% and 0% based upon its rent-adjusted leverage ratio), as defined in the credit agreement and subject to certain exceptions;

•
100% of its “annual minimum free cash flow,” as defined in the credit agreement, not to exceed $75.0 million for each fiscal year, if its rent-adjusted leverage ratio exceeded a certain minimum threshold;

•	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

Additionally, OSI was required, on an annual basis, to first, repay outstanding loans under the pre-funded revolving credit facility and second, fund a capital expenditure account to the extent amounts on deposit were less than $100.0 million, in both cases with 100% of OSI’s “annual true cash flow,” as defined in the credit agreement. In accordance with these requirements, in April 2012, OSI repaid its pre-funded revolving credit facility outstanding loan balance of $33.0 million and funded $37.6 million to its capital expenditure account using its “annual true cash flow.”

OSI’s 2007 Credit Facilities required scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007. These payments were reduced by the application of any prepayments. The outstanding balance on the term loans was $1.0 billion at December 31, 2011. The Company classified $13.1 million of OSI’s term loans as current at December 31, 2011 due to OSI’s required quarterly payments and the results of its covenant calculations, which indicated the additional term loan prepayments, as described above, were not required. In October 2011, the Company sold its nine Company-owned Outback Steakhouse restaurants in Japan to a subsidiary of S Foods, Inc. and used the net cash proceeds from

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

this sale to pay down $7.5 million of OSI’s outstanding term loans in accordance with the terms of the OSI credit agreement amended in January 2010 (see Note 8).

Proceeds of loans and letters of credit under OSI’s $150.0 million working capital revolving credit facility provided financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth. This revolving credit facility bore interest at rates ranging from 100 to 150 basis points over the Original Base Rate or 200 to 250 basis points over the Original Eurocurrency Rate. There were no loans outstanding under the revolving credit facility at December 31, 2011, however, $67.6 million of the credit facility was committed for the issuance of letters of credit and not available for borrowing. OSI’s total outstanding letters of credit issued under its working capital revolving credit facility was not permitted to exceed $75.0 million. Fees for the letters of credit ranged from 2.00% to 2.25% and the commitment fees for unused working capital revolving credit commitments ranged from 0.38% to 0.50%.

Proceeds of loans under OSI’s $100.0 million pre-funded revolving credit facility were available to provide financing for capital expenditures, if the capital expenditure account described above had a zero balance. As of December 31, 2011, OSI had $33.0 million outstanding on its pre-funded revolving credit facility. This borrowing was recorded in Current portion of long-term debt in the Company’s Consolidated Balance Sheet, as OSI was required to repay any outstanding borrowings in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement. At each rate adjustment, OSI had the option to select the Original Base Rate plus 125 basis points or an Original Eurocurrency Rate plus 225 basis points for the borrowings under this facility. In either case, the interest rate was reduced by 25 basis points if the associated Moody’s Applicable Corporate Rating then most recently published was B1 or higher. Fees for the unused portion of the pre-funded revolving credit facility were 2.43%.

At December 31, 2011, OSI was in compliance with its debt covenants under the 2007 Credit Facilities.

Effective March 27, 2012, New Private Restaurant Properties, LLC and two of the Company’s other indirect wholly-owned subsidiaries (collectively, “New PRP”) entered into a new commercial mortgage-backed securities loan (the “2012 CMBS Loan”) with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and was comprised of a first mortgage loan in the amount of $324.8 million, collateralized by 261 of the Company’s properties, and two mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017. The first mortgage loan has five fixed rate components and a floating rate component. The fixed rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day London Interbank Offered Rate (“LIBOR”) (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.00% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum. In connection with the 2012 CMBS Loan, New PRP entered into an interest rate cap (the “Rate Cap”) as a method to limit the volatility of the floating rate component of the first mortgage loan (see Note 15).

The proceeds from the 2012 CMBS Loan, together with the proceeds from the Sale-Leaseback Transaction and excess cash held in PRP, were used to repay PRP’s original first mortgage and mezzanine notes (together, the commercial mortgage-backed securities loan, or the “CMBS Loan”). As a result of the 2012 CMBS Loan refinancing, the net amount repaid along with scheduled maturities within one year, $281.3 million was classified as current at December 31, 2011. During the first quarter of 2012, the Company recorded a $2.9 million loss related to the extinguishment in Loss on extinguishment and modification of debt in its Consolidated Statement of Operations and Comprehensive Income. The Company deferred $7.6 million of financing costs incurred to complete this transaction of which $2.2 million had been capitalized as of December 31, 2011 and the remainder was capitalized in the first quarter of 2012. These deferred financing costs are primarily included in Other assets, net in the Company’s Consolidated Balance Sheets. At December 31, 2012, the outstanding balance, excluding the debt discount, on the 2012 CMBS Loan was $493.9 million.

Prior to the 2012 CMBS Loan, PRP had a CMBS Loan totaling $790.0 million, which was entered into on June 14, 2007. As part of the CMBS Loan, German American Capital Corporation and Bank of America, N.A. et al (the “Lenders”) had a security interest in the acquired real estate and related improvements, and direct and indirect equity

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interests of certain of the Company’s subsidiaries. The CMBS Loan comprised a note payable and four mezzanine notes. All notes bore interest at the one-month LIBOR which was 0.28% at December 31, 2011, plus an applicable spread which ranged from 0.51% to 4.25%. Interest-only payments were made on the ninth calendar day of each month and interest accrued beginning on the fifteenth calendar day of the preceding month. At December 31, 2011, the outstanding balance on PRP’s CMBS Loan was $775.3 million. The Company used an interest rate cap with a notional amount of $775.7 million as a method to limit the volatility of PRP’s variable-rate CMBS Loan. During the first quarter of 2012, this interest rate cap was terminated.

On June 14, 2007, OSI issued senior notes in an original aggregate principal amount of $550.0 million under an indenture among OSI, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and the Guarantors. The senior notes were scheduled to mature on June 15, 2015. Interest was payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15. Interest payments to the holders of record of the senior notes occurred on the immediately preceding June 1 and December 1. Interest was computed on the basis of a 360-day year consisting of twelve 30-day months. The principal balance of senior notes outstanding at December 31, 2011 was $248.1 million.

During the third quarter of 2012, OSI retired the aggregate outstanding principal amount of its 10% senior notes through a combination of a tender offer and early redemption call. The senior notes retirement was funded using a portion of the net proceeds from the Company’s initial public offering together with cash on hand. OSI paid an aggregate of $259.8 million to retire the senior notes, which included $248.1 million in aggregate outstanding principal, $6.5 million of prepayment premium and early tender incentive fees and $5.2 million of accrued interest. The senior notes were satisfied and discharged on August 13, 2012. As a result of these transactions, the Company recorded a loss from the extinguishment of debt of $9.0 million in the third quarter of 2012 in Loss on extinguishment and modification of debt in its Consolidated Statement of Operations and Comprehensive Income. This loss included $2.4 million for the write-off of unamortized deferred financing fees that related to the extinguished senior notes.

As of December 31, 2012 and 2011, OSI had approximately $9.8 million and $9.1 million, respectively, of notes payable at interest rates ranging from 0.63% to 7.00% and from 0.76% to 7.00%, respectively. These notes have been primarily issued for buyouts of managing and area operating partner interests in the cash flows of their restaurants and generally are payable over a period of two through five years.

Debt Guarantees

Effective October 1, 2012, the Company purchased the remaining interests in the Roy’s joint venture from RY-8 for $27.4 million. This purchase price consisted of the assumption of RY-8’s $24.5 million line of credit by OSI that had been recorded in Guaranteed debt in the Company’s Consolidated Balance Sheet at December 31, 2011, forgiveness of $1.8 million in loans due from RY-8 to OSI and a $1.1 million cash payment. In December 2012, the Company paid the $24.5 million outstanding balance on the line of credit assumed from RY-8.

Prior to this acquisition, OSI was the guarantor of an uncollateralized line of credit that permitted borrowing of up to $24.5 million for RY-8 in the development of Roy’s restaurants. The line of credit was set to expire on April 15, 2013. According to the terms of the line of credit agreement, RY-8 had the ability to borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest would have been due. At December 31, 2011, the outstanding balance on the line of credit was $24.5 million.

RY-8’s obligations under the line of credit were unconditionally guaranteed by OSI and Roy’s Holdings, Inc. If an event of default had occurred, as defined in the agreement, the total outstanding balance, including any accrued interest, would have been immediately due from the guarantors. At December 31, 2011, $24.5 million of OSI’s $150.0 million working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate mandatory principal payments of total consolidated debt outstanding at December 31, 2012, for the next five years, are summarized as follows (in thousands):

2013	$25,604
2014	23,694
2015	21,547
2016	21,709
2017	463,301
Thereafter	952,375
Total	$1,508,230

12.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following (in thousands):

	DECEMBER 31,
	2012	2011
Accrued insurance liability	$42,401	$39,575
Unfavorable leases, net of accumulated amortization of $21,625 and $18,891 at December 31, 2012 and 2011, respectively	57,359	62,012
PEP and Supplemental PEP obligations	102,206	93,877
Deferred gain on Sale-Leaseback Transaction, net of accumulated amortization of $1,610 at December 31, 2012	39,149	—
Other long-term liabilities	23,129	23,288
	$264,244	$218,752

The Company maintains endorsement split-dollar insurance policies with a death benefit ranging from $5.0 million to $10.0 million for certain of its current and former executive officers. The Company is the beneficiary of the policies to the extent of premiums paid or the cash value, whichever is greater, with the death benefit being paid to personal beneficiaries designated by the executive officers. The Company has agreed not to terminate the policies regardless of continued employment.  As of December 31, 2012 and 2011, the Company has $14.3 million and $13.4 million, respectively, recorded in Other long-term liabilities, net in its Consolidated Balance Sheets for the endorsement split-dollar insurance policies.

13.           Variable Interest Entities

Roy’s and RY-8, Inc.

Historically, the Company’s consolidated financial statements included the accounts and operations of its Roy’s joint venture although it had less than majority ownership. The Company determined it was the primary beneficiary of the joint venture since the Company had the power to direct or cause the direction of the activities that most significantly impacted the entity on a day-to-day basis such as decisions regarding menu development, purchasing, restaurant expansion and closings and the management of employee-related processes. Additionally, the Company had the obligation to absorb losses or the right to receive benefits of the Roy’s joint venture that could have potentially been significant to the Roy’s joint venture. The majority of capital contributions made by the Company’s partner in the Roy’s joint venture, RY-8, were funded by loans to RY-8 from a third party where OSI provided a guarantee (see Note 11). The guarantee was secured by a collateral interest in RY-8’s membership interest in the joint venture. The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheet for the Roy’s joint venture were $26.2 million and $9.6 million, respectively, at December 31, 2011.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was also the primary beneficiary of RY-8 because its implicit variable interest in that entity, which was considered a de facto related party, indirectly received the variability of the entity through absorption of RY-8’s expected losses, and therefore the Company also consolidated RY-8. Since RY-8’s $24.5 million line of credit became fully extended in 2007, the Company had made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8. The Company was obligated to provide financing, either through OSI’s guarantee with a third-party institution or loans, for all required capital contributions and interest payments. Therefore, any additional RY-8 capital requirements in connection with the joint venture were likely to be the Company’s responsibility. RY-8’s line of credit was set to expire on April 15, 2013. The Company classified OSI’s $24.5 million contingent obligation as guaranteed debt at December 31, 2011 and the portion of income or loss attributable to RY-8 was eliminated in Net income attributable to noncontrolling interests in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010. All material intercompany balances and transactions have been eliminated.

Effective October 1, 2012, the Company purchased the remaining interests in the Roy’s joint venture from RY-8 for $27.4 million (see Note 3). Subsequent to the purchase, Roy’s is a wholly-owned subsidiary of the Company and RY-8 is no longer a variable interest entity.

Paradise Restaurant Group, LLC

In September 2009, the Company sold its Cheeseburger in Paradise concept, which included 34 restaurants, for $2.0 million to Paradise Restaurant Group, LLC (“PRG”), an entity formed and controlled by the president of the concept. Based on the terms of the purchase and sale agreement, the Company determined at that time that it was the primary beneficiary and continued to consolidate PRG after the sale transaction. Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company determined that it was no longer the primary beneficiary of PRG and deconsolidated PRG on January 1, 2010. At the time of sale, the Company received a promissory note for the full sale price, which subsequently became fully reserved upon deconsolidation. In the fourth quarter of 2012, the Company recorded a gain of $3.5 million for the collection of the promissory note and other amounts due to the Company in connection with the sale of the Cheeseburger in Paradise concept. The gain was recorded in General and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2012.

14.           Fair Value Measurements

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date (exit price) and is a market-based measurement, not an entity-specific measurement. To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible. Measurement of fair value incorporates nonperformance risk (i.e., the risk that an obligation will not be fulfilled). In measuring fair value, the Company reflects the impact of its own credit risk on its liabilities, as well as any collateral. The Company also considers the credit standing of its counterparties in measuring the fair value of its assets.

As a basis for considering market participant assumptions in fair value measurements, a three-tier fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;

•	Level 2—Inputs, other than the quoted market prices included in Level 1, which are observable for the asset or liability, either directly or indirectly; and

•	Level 3—Unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market data available.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Fair Value Measurements on a Recurring Basis

The Company invested $37.7 million of its excess cash in money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheet as of December 31, 2011, at a net value of 1:1 for each dollar invested. The fair value of the investment in the money market funds is determined by using quoted prices for identical assets in an active market. As a result, the Company has determined that the inputs used to value this investment fall within Level 1 of the fair value hierarchy. The amount of excess cash invested in money market funds at December 31, 2012 was immaterial to the Company’s consolidated financial statements.

In connection with the 2012 CMBS Loan, New PRP entered into an interest rate cap with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. Additionally, the Company used an interest rate cap with a notional amount of $775.7 million as a method to limit the volatility of PRP’s variable-rate CMBS Loan, which was terminated in June 2012 (see Note 15). The interest rate caps had nominal fair market value at December 31, 2012 or 2011, respectively, and therefore were excluded from the applicable tables within this footnote.

The following table presents the Company’s money market funds measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	TOTAL
	DECEMBER 31, 2011	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds - cash equivalents	$30,208	$30,208	$—	$—
Money market funds - restricted cash	7,499	7,499	—	—
Total recurring fair value measurements	$37,707	$37,707	$—	$—

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

The following tables present losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the years ended December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	YEAR ENDED
	DECEMBER 31, 2012	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$6,178	$—	$3,585	$2,593	$10,584

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEAR ENDED
	DECEMBER 31, 2011	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$30,840	$29,455	$—	$1,385	$11,593

The Company recorded $10.6 million, $11.6 million and $2.2 million of impairment charges as a result of the fair value measurement on a nonrecurring basis of its long-lived assets held and used during the years ended December 31, 2012, 2011 and 2010, respectively, primarily related to certain specifically identified restaurant locations that have, or are scheduled to be, closed, relocated or renovated or are under-performing.  The impaired long-lived assets had $6.2 million and $30.8 million of remaining fair value at December 31, 2012 and 2011, respectively. Restaurant closure and related expenses of $2.4 million, $2.4 million and $3.0 million were recognized for the years ended December 31, 2012, 2011 and 2010, respectively. Impairment losses for long-lived assets held and used and restaurant closure and related expenses were recognized in Provision for impaired assets and restaurant closings in the Consolidated Statement of Operations and Comprehensive Income.

The Company used quoted prices from brokers (Level 1), third-party market appraisals (Level 2) and discounted cash flow models (Level 3) to estimate the fair value of the long-lived assets included in the tables above.  Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

The following table presents quantitative information related to the unobservable inputs used in the Company’s Level 3 fair value measurements for the impairment loss incurred in the year ended December 31, 2012:

UNOBSERVABLE INPUT	RANGE
Weighted-average cost of capital (1)	9.5% - 11.2%
Long-term growth rates	3.0%
Annual revenue growth rates (2)	(8.7)% - 4.3%
____________________

(1)	Weighted average of the costs of capital unobservable input range for the year ended December 31, 2012 was 10.8%.

(2)	Weighted average of the annual revenue growth rate unobservable input range for the year ended December 31, 2012 was 2.6%.

During the years ended December 31, 2012, 2011 and 2010 the Company did not incur any goodwill and other indefinite-lived intangible asset impairment charges as a result of fair value measurements on a nonrecurring basis.

Fair Value of Financial Instruments

Disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheets, is required for those instruments for which it is practical to estimate that value. Fair value is a market-based measurement.

The Company’s non-derivative financial instruments at December 31, 2012 and 2011 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

The fair value of OSI’s senior secured term loan B facility is determined based on quoted market prices in inactive markets. The fair value of New PRP’s commercial mortgage-backed securities is based on assumptions derived from current conditions in the real estate and credit environments, changes in the underlying collateral and expectations of management.  Fair value estimates for other notes payable are derived using a discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the determination of fair value. These inputs represent assumptions impacted by economic conditions and management expectations and may change in the future based on period-specific facts and circumstances.

The following table includes the carrying value and fair value of the Company’s financial instruments at December 31, 2012 aggregated by the level in the fair value hierarchy in which those measurements fall (in thousands):

	DECEMBER 31, 2012
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Senior secured term loan B facility (1)	$1,000,000	$—	$1,010,000	$—
Mortgage loan (2)	319,574	—	—	334,678
First mezzanine loan (2)	87,048	—	—	90,371
Second mezzanine loan (2)	87,273	—	—	91,423
Other notes payable (1)	9,848	—	—	9,230
____________________

(1)	Represents obligations of OSI.

(2)	Represents obligations of New PRP.

The carrying amounts of PRP’s commercial mortgage-backed securities loan and OSI’s Other notes payable and Guaranteed debt approximated fair value at December 31, 2011. The fair value of OSI’s senior secured credit facilities and senior notes was determined based on quoted market prices in inactive markets. The following table includes the carrying value and fair value of OSI’s senior secured credit facilities and senior notes at December 31, 2011 (in thousands):

	DECEMBER 31, 2011
	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,014,400	$953,536
Senior secured pre-funded revolving credit facility	33,000	31,020
Senior notes	248,075	254,277

15.           Derivative Instruments and Hedging Activities

The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices and changes in foreign currency exchange rates.

Interest rate changes associated with the Company’s variable-rate debt generally impact its earnings and cash flows, assuming other factors are held constant. The Company’s current exposure to interest rate fluctuations includes OSI’s borrowings under its New Facilities and the floating rate component of the first mezzanine loan in New PRP’s 2012 CMBS Loan that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate and the one-month LIBOR, respectively, plus an applicable borrowing margin (see Note 11). The Company manages its interest rate risk by offsetting some of its variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

In connection with the 2012 CMBS Loan, New PRP entered into an interest rate cap (the “Rate Cap”) with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mezzanine loan. Under the Rate Cap, if the 30-day LIBOR market rate exceeds 7.00% per annum, the counterparty must pay to New PRP such excess on the notional amount of the floating rate component. If necessary, the Company would record mark-to-market changes in the fair value of this derivative instrument in earnings in the period of change. The Rate Cap has a term of approximately two years from the closing of the 2012 CMBS Loan. Upon the expiration or termination of the Rate Cap or the downgrade of the credit ratings of the counterparty under the Rate Cap’s specified thresholds, New

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRP is required to replace the Rate Cap with a replacement interest rate cap in a notional amount equal to the outstanding principal balance (if any) of the floating rate component. The Rate Cap had nominal fair market value at December 31, 2012. Previously, the Company used an interest rate cap as a method to limit the volatility of PRP’s variable-rate CMBS Loan. Under the $775.7 million notional interest rate cap that terminated on June 15, 2012, interest rate payments had a ceiling of 6.31%. If the market rate exceeded the ceiling, the counterparty had to pay the Company an amount sufficient to reduce the interest payment to 6.31%. The interest rate cap had nominal fair market value at December 31, 2011. The effects of both of these interest rate caps were immaterial to the Company’s consolidated financial statements for all periods presented and have been excluded from any tables within this footnote.

From September 2007 to September 2010, the Company used an interest rate collar as part of its interest rate risk management strategy to manage its exposure to interest rate movements related to OSI’s senior secured credit facilities. Given the interest rate environment, the Company did not enter into another derivative financial instrument upon the maturity of this interest rate collar on September 30, 2010. The Company does not enter into financial instruments for trading or speculative purposes.

Many of the ingredients used in the products sold in the Company’s restaurants are commodities that are subject to unpredictable price volatility. Although the Company attempts to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish, and the Company is subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices. The Company attempts to offset the impact of fluctuating commodity prices with other strategic purchasing initiatives. The Company does not use derivative financial instruments to manage its commodity price risk, except for natural gas as described below.

The Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas. The Company utilizes derivative instruments to mitigate some of its overall exposure to material increases in natural gas prices. The Company records mark-to-market changes in the fair value of these derivative instruments in earnings in the period of change. The effects of these natural gas swaps were immaterial to the Company’s consolidated financial statements for all periods presented and have been excluded from any tables within this footnote.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to its direct investment in restaurants in South Korea, Hong Kong and Brazil and to its royalties from international franchisees. The Company has not used financial instruments to hedge foreign currency exchange rate changes.

In addition to the market risks identified above, the Company is subject to business risk as its U.S. beef supply is highly dependent upon a limited number of vendors. In 2012, the Company purchased more than 75% of its beef raw materials from four beef suppliers who represent approximately 85% of the total beef marketplace in the U.S.

Non-designated Hedges of Interest Rate Risk

In September 2007, the Company entered into an interest rate collar with a notional amount of $1.0 billion as a method to limit the variability of OSI’s 2007 Credit Facilities. The collar consisted of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%. The collar’s first variable-rate set date was December 31, 2007, and the option pairs expired at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010, which was the maturity date of the collar. The quarterly expiration dates corresponded to the scheduled amortization payments of OSI’s term loan then in effect. The Company expensed $19.9 million of interest for the year ended December 31, 2010 as a result of the quarterly expiration of the collar’s option pairs. The Company recorded mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change. Net interest income of $18.5 million for the year ended December 31, 2010 was recorded in Interest expense, net in the Company’s Consolidated Statement of Operations and Comprehensive Income for the mark-to-market effects of this derivative instrument.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s interest rate collar was a non-designated hedge of the Company’s exposure to interest rate risk. The Company recorded mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.

The following table presents the location and effect of the Company’s interest rate collar on its Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	LOCATION OF LOSS RECOGNIZED IN INCOME ON DERIVATIVE	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVE
		YEARS ENDED DECEMBER 31,
		2012	2011	2010
Interest rate collar	Interest expense, net	$—	$—	$(1,436)

16.           Income Taxes

The following table presents the domestic and foreign components of income before provision for income taxes (in thousands):

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Domestic	$43,744	$105,620	$58,346
Foreign	29,666	25,275	22,130
	$73,410	$130,895	$80,476

Provision for income taxes consisted of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Current provision (benefit):
Federal	$15	$382	$(4,324)
State	10,896	10,556	12,430
Foreign	8,637	10,953	8,012
	19,548	21,891	16,118
Deferred (benefit) provision:
Federal	397	(127)	1,215
State	(8,118)	(179)	10
Foreign	279	131	3,957
	(7,442)	(175)	5,182
Provision for income taxes	$12,106	$21,716	$21,300

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.2	4.1	4.8
Valuation allowance on deferred income tax assets	24.2	7.6	13.2
Employment related credits, net	(31.0)	(19.1)	(22.4)
Net officers’ life insurance expense	(1.3)	0.9	(1.3)
Noncontrolling interests	(7.8)	(4.3)	(5.1)
Tax settlements and related adjustments	(1.0)	1.3	3.8
Loss on investments	—	(5.6)	—
Foreign rate differential	(4.5)	(2.4)	(2.1)
Other, net	0.7	(0.9)	0.6
Total	16.5%	16.6%	26.5%

The effective income tax rate for the year ended December 31, 2012 was 16.5% compared to 16.6% for the year ended December 31, 2011. The effective income tax rate in 2012 was consistent with the prior year. The effective income tax rate for the year ended December 31, 2011 was 16.6% compared to 26.5% for the year ended December 31, 2010. The net decrease in the effective income tax rate in 2011 as compared to the previous year was primarily due to the increase in the domestic pretax book income in which the deferred income tax assets are subject to a valuation allowance and the state and foreign income tax provision being a lower percentage of consolidated pretax income as compared to the prior year.

The effective income tax rate for the year ended December 31, 2012 was lower than the blended federal and state statutory rate of 38.6% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips, elimination of noncontrolling interests and foreign rate differential together being such a large percentage of pretax income, which was partially offset by the valuation allowance. The effective income tax rate for the year ended December 31, 2011 was lower than the blended federal and state statutory rate of 38.7% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips and loss on investments as a result of the sale of assets in Japan together being such a large percentage of pretax income. The effective income tax rate for the year ended December 31, 2010 was lower than the blended federal and state statutory rate of 38.9% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips, which was partially offset by the valuation allowance and income taxes in states that only have limited deductions in computing the state current income tax provision.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows (in thousands):

	DECEMBER 31,
	2012	2011
Deferred income tax assets:
Deferred rent	$33,050	$26,421
Insurance reserves	23,714	21,740
Unearned revenue	11,155	9,375
Deferred compensation	60,977	53,487
Net operating loss carryforwards	6,716	19,397
Federal tax credit carryforwards	133,122	146,991
Deferred loss on contingent debt guarantee	—	9,493
Partner deposits and accrued partner obligations	29,376	31,858
Other, net	686	1,075
Gross deferred income tax assets	298,796	319,837
Less: valuation allowance	(72,515)	(35,837)
Net deferred income tax assets	226,281	284,000
Deferred income tax liabilities:
Less: property, fixtures and equipment basis differences	(189,289)	(239,806)
Less: intangible asset basis differences	(133,496)	(148,433)
Less: deferred gain on extinguishment of debt	(57,064)	(57,064)
Net deferred income tax liabilities	$(153,568)	$(161,303)

The changes in the valuation allowance account for the deferred income tax assets are as follows (in thousands):

Balance at January 1, 2010	$21,977
Change in assessments about the realization of deferred income tax assets	3,909
Balance at December 31, 2010	25,886
Change in assessments about the realization of deferred income tax assets	9,951
Balance at December 31, 2011	35,837
Change in assessments about the realization of deferred income tax assets	36,678
Balance at December 31, 2012	$72,515

A valuation allowance reduces the deferred income tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. After consideration of all of the evidence, the Company has determined that a valuation allowance of $72.5 million and $35.8 million is necessary at December 31, 2012 and 2011, respectively.

A provision for income taxes has not been recorded for any United States or additional foreign taxes on undistributed earnings related to the Company’s foreign affiliates as these earnings were and are expected to continue to be permanently reinvested. If the Company identifies an exception to its general reinvestment policy of undistributed earnings, additional taxes will be recorded. It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings.

The Company has utilized all of its available federal net operating loss and foreign tax credit carryforwards for tax purposes in 2012.  The Company has state net operating loss carryforwards of approximately $41.3 million. These state net operating loss carryforwards will expire between 2013 and 2031. The Company has foreign net operating loss carryforwards of approximately $11.8 million. These foreign net operating loss carryforwards will expire between 2015 and 2019.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has general business tax credits of approximately $144.9 million. These credits can be carried forward for 20 years and will expire between 2027 and 2032.

Deferred income tax assets relating to tax benefits of stock-based compensation have been reduced by approximately $1.1 million to reflect exercises of stock options and vesting of restricted stock during the year ended December 31, 2012. Certain stock option exercises and restricted stock vesting resulted in tax deductions in excess of previously recorded tax benefits based on the value of such stock-based compensation at the time of grant (“windfalls”). Although the additional tax benefit for the windfalls is reflected in the general business tax credits and state net operating loss carryforwards, the additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces income taxes payable. Accordingly, windfall tax benefits of $0.2 million are not reflected in the deferred tax assets as of December 31, 2012. When realized, these windfalls are recognized directly to Additional paid-in capital.

As of December 31, 2012 and 2011, respectively, the Company had $13.6 million and $14.0 million, respectively, of unrecognized tax benefits ($1.0 million and $1.5 million, respectively, in Other long-term liabilities, net, $0.9 million and $2.5 million, respectively, in Accrued and other current liabilities and $11.7 million and $10.0 million, respectively, in Deferred income tax liabilities). Additionally, the Company accrued $2.4 million and $4.1 million of interest and penalties related to uncertain tax positions as of December 31, 2012 and 2011, respectively. Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $13.8 million and $15.2 million, respectively, if recognized, would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2010	$14,411
Increases for tax positions taken during a prior period	1,889
Decreases for tax positions taken during a prior period	(676)
Increases for tax positions taken during the current period	3,801
Settlements with taxing authorities	58
Lapses in the applicable statutes of limitations	(3,096)
Balance at December 31, 2010	$16,387
Increases for tax positions taken during a prior period	472
Decreases for tax positions taken during a prior period	(708)
Increases for tax positions taken during the current period	2,136
Settlements with taxing authorities	(4,190)
Lapses in the applicable statutes of limitations	(58)
Balance at December 31, 2011	$14,039
Increases for tax positions taken during a prior period	416
Decreases for tax positions taken during a prior period	(291)
Increases for tax positions taken during the current period	2,153
Settlements with taxing authorities	(1,788)
Lapses in the applicable statutes of limitations	(938)
Balance at December 31, 2012	$13,591

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxable authorities. Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $0.4 million to $0.5 million within the next twelve months after December 31, 2012.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2011. The Company and its subsidiaries’ state and foreign income tax returns are also open to audit under the statute of limitations for the years ended December 31, 2000 through 2011. The Company is currently under examination by the IRS for the years ended December 31, 2009 through 2010. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s results of operations or financial position.

The Company accounts for interest and penalties related to uncertain tax positions as part of its Provision for income taxes and recognized (benefit) expense of ($0.6) million, $0.9 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010.

17.         Recently Issued Financial Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”), which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The guidance requires the Company to provide both net and gross information for these assets and liabilities. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2013-01”), to limit the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. Both ASU No. 2011-11 and ASU No. 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective application required. The Company will adopt ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. This guidance will not have an impact on the Company’s financial position, results of operations or cash flows.

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

In January 2013, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 11-A “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“EITF 11-A”). Under the final consensus, an entity would recognize cumulative translation adjustments in earnings when it ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. However, when an entity sells either a part or all of its investment in a consolidated foreign entity, an entity would recognize cumulative translation adjustments in earnings only if the parent no longer has a controlling financial interest in the

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

foreign entity as a result of the sale. In the case of sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustments attributable to the equity method investment would be recognized in earnings upon sale of the equity method investment. In addition, cumulative translation adjustments would be recognized in earnings upon a business combination achieved in stages such as a step acquisition. EITF 11-A is effective for public companies for fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years, with early adoption permitted. The Company will adopt EITF 11-A effective January 1, 2014 with prospective application to the derecognition of any foreign entity subsidiaries, groups of assets or investments in foreign entities completed on or after January 1, 2014. The impact of EITF 11-A on the Company’s financial position, results of operations and cash flows is dependent on future transactions resulting in derecognition of the Company’s foreign assets, subsidiaries or investments in foreign entities completed on or after adoption.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. ASU No. 2013-02 is effective for the Company prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The Company will adopt ASU No. 2013-02 effective January 1, 2013. This guidance will not have an impact on the Company’s financial position, results of operations or cash flows.

18.           Commitments and Contingencies

Operating Leases

The Company leases restaurant and office facilities and certain equipment under operating leases having initial terms expiring between 2013 and 2032. The restaurant facility leases have renewal clauses primarily from five to 30 years exercisable at the option of the Company. Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. Certain of these leases require the payment of contingent rentals leased on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Total rental expense for the years ended December 31, 2012, 2011 and 2010 was approximately $140.9 million, $132.9 million and $128.1 million, respectively, and included contingent rentals of approximately $6.1 million, $5.6 million and $4.5 million, respectively.

As of December 31, 2012, future minimum rental payments under non-cancelable operating leases (including executed leases for restaurants scheduled to open in 2013) are as follows (in thousands):

2013	$128,855
2014	115,287
2015	98,041
2016	79,364
2017	61,602
Thereafter	390,466
Total minimum lease payments (1)	$873,615
____________________

(1)	Total minimum lease payments have not been reduced by minimum sublease rentals of $2.4 million due in future periods under non-cancelable subleases.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Obligations

The Company has minimum purchase commitments with various vendors through November 2017. Outstanding commitments consist primarily of beef, pork, cooking oil, butter and other food and beverage products related to normal business operations and contracts for advertising, marketing, technology, insurance, and sports sponsorships. In 2012, the Company purchased more than 75% of its beef raw materials from four beef suppliers who represented approximately 85% of the total beef marketplace in the United States.

Litigation and Other Matters

The Company is subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance if they exceed specified retention or deductible amounts. In the opinion of management, the amount of ultimate liability with respect to those actions will not have a material adverse impact on the Company’s financial position or results of operations and cash flows. The Company accrues for loss contingencies that are probable and reasonably estimable. Legal costs are reported in General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income. The Company generally does not accrue for legal costs expected to be incurred with a loss contingency until those services are provided.

Insurance

The Company purchased insurance for individual claims that exceed the amounts listed in the following table:

	2012	2011	2010
Workers’ compensation	$1,500,000	$1,500,000	$1,500,000
General liability (1)	1,500,000	1,500,000	1,500,000
Health (2)	400,000	400,000	300,000
Property coverage (3)	500,000 / 2,500,000	500,000 / 2,500,000	500,000 / 2,500,000
Employment practices liability	2,000,000	2,000,000	2,000,000
Directors’ and officers’ liability (4)	1,000,000	250,000	250,000
Fiduciary liability	25,000	25,000	25,000

____________________

(1)
In 2012 and 2011, claims arising from liquor liability had the same self-insured retention as general liability. For claims in 2010, there was an additional $1.0 million self-insured retention per claim until a $2.0 million liquor liability aggregate had been met. At that time, any claims arising from liquor liability reverted to the general liability self-insured retention.

(2)
The Company is self-insured for all covered health benefits claims, limited to $0.4 million per covered individual in 2012 and 2011 and $0.3 million per covered individual in 2010. The Company is responsible for the first $0.3 million, $0.3 million and $0.4 million of payable losses under the plan as an additional aggregating specific deductible to apply after the individual specific deductible was met in 2012, 2011 and 2010, respectively. The 2010 insurer’s liability was limited to $2.0 million per individual per year.

(3)
The Company has a $0.5 million deductible per occurrence for those properties that collateralize New PRP’s 2012 CMBS Loan and a $2.5 million deductible per occurrence for all other locations. The deductibles for named storms and earthquakes are 5.0% of the total insurable value at the time of the loss per unit of insurance at each location involved in the loss, subject to a minimum of $0.5 million for those properties that collateralize New PRP’s 2012 CMBS Loan and $2.5 million for all other locations. Property limits are $60.0 million each occurrence, and the Company does not quota share in any loss above either deductible level.

(4)	Retention increase in 2012 was effective with the Company’s initial public offering on August 8, 2012.

The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company. In establishing reserves, the Company considers certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors or future adjustments to these estimates may produce materially different amounts of expense that would be reported under these programs. Reserves recorded for workers’ compensation and general liability claims are discounted using the average of the 1-year and 5-year risk free rate of

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

monetary assets that have comparable maturities. When recovery from an insurance policy is considered probable, a receivable is recorded.

The payments the Company expects to make as of December 31, 2012 for each of the five succeeding years and the aggregate amount thereafter are as follows:

2013	$22,235
2014	11,905
2015	7,781
2016	5,141
2017	3,068
Thereafter	14,506
$64,636

Increased liability balances at December 31, 2012 as compared to December 31, 2011 are due to higher insurance claim severity and frequency primarily within the Company’s general liability insurance. A reconciliation of the expected aggregate undiscounted amount to the amount recognized in the Consolidated Balance Sheets is as follows:

	DECEMBER 31,
	2012	2011
Undiscounted liability	$65,594	$54,010
Less: discount	(958)	(862)
Liability balance	$64,636	$53,148

Discount rates of 0.40% and 0.48% were used for December 31, 2012 and 2011, respectively. The discounted liabilities are presented in the Company’s Consolidated Balance Sheets as follows:

	DECEMBER 31,
	2012	2011
Accrued and other current liabilities	$22,235	$13,573
Other long-term liabilities, net	42,401	39,575

19.           Related Parties

T-Bird Nevada, LLC

On February 19, 2009, the Company filed an action in Florida against T-Bird Nevada, LLC (“T-Bird”) and certain of its affiliates (collectively, the “T-Bird Parties”). T-Bird is a limited liability company affiliated with the Company’s California franchisees of Outback Steakhouse restaurants. The action sought payment on a promissory note made by T-Bird that the Company purchased from T-Bird’s former lender, among other remedies. The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33.3 million at the time it was purchased.

On September 26, 2011, the Company entered into a settlement agreement (the “Settlement Agreement”) with the T-Bird Parties. In accordance with the terms of the Settlement Agreement, T-Bird agreed to pay $33.3 million to the Company, which included $33.2 million to satisfy the T-Bird promissory note that the Company purchased from T-Bird’s former lender. This settlement payment was received in November 2011, and $33.2 million was recorded as Recovery of note receivable from affiliated entity in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2011.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Settlement Agreement, the Company (through its indirect subsidiary, Outback Steakhouse of Florida, LLC) granted to California Steakhouse Developer, LLC, a T-Bird affiliate, for a period of 20 years, the right to develop and operate Outback Steakhouse restaurants as a franchisee in the State of California as set forth in a development agreement dated November 23, 2011 (the “Development Agreement”).

Additionally, the Company has granted certain T-Bird affiliates (the “T-Bird Entities”) the non-transferable right (the “Put Right”) to require the Company to acquire all of the equity interests in the T-Bird Entities that own Outback Steakhouse restaurants and the rights under the Development Agreement for cash. The closing of the Put Right is subject to certain conditions including the negotiation of a transaction agreement reasonably acceptable to the parties, the absence of dissenters rights being exercised by the equity owners above a specified level and compliance with the Company’s debt agreements. The Put Right is exercisable until August 13, 2013.

If the Put Right is exercised, the Company will pay a purchase price equal to a multiple of the T-Bird Entities’ earnings before interest, taxes, depreciation and amortization, subject to certain adjustments (“Adjusted EBITDA”), for the trailing 12 months, net of liabilities of the T-Bird Entities. The multiple is equal to 75% of the multiple of the Company’s or affiliate’s Adjusted EBITDA reflected in its stock price. The Company has a one-time right to reject the exercise of the Put Right if the transaction would be dilutive to its consolidated earnings per share. In such event, the Put Right is extended until the first anniversary of the Company’s notice to the T-Bird Entities of such rejection. The Company has agreed to waive all rights of first refusal in its franchise arrangements with the T-Bird Entities in connection with a sale of all, and not less than all, of the assets, or at least 75% of the ownership of the T-Bird Entities.

Bain Capital, Catterton, Founders and Board of Directors

Upon completion of the Merger, the Company entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton. In accordance with the terms of the management agreement, the Management Company was to provide management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated. The Management Company was to receive an aggregate annual management fee equal to $9.1 million and reimbursement for out-of-pocket and other reimbursable expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.

On May 10, 2012, the Company entered into a first amendment to its management agreement with the Management Company. In accordance with the terms of this amendment, the management agreement terminated immediately prior to the completion of the Company’s initial public offering, and a termination fee of $8.0 million was paid to the Management Company in the third quarter of 2012. Management fees of $13.8 million, $9.4 million and $11.6 million , including the 2012 termination fee, out-of-pocket and other reimbursable expenses, for the years ended December 31, 2012, 2011 and 2010, respectively, were included in General and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company holds an 89.62% interest in OSI/Fleming’s, LLC and a minority interest holder in the Fleming’s Prime Steakhouse and Wine Bar joint venture holds a 7.88% interest in any Fleming’s Prime Steakhouse and Wine Bar restaurants that opened prior to 2009. The remaining 2.50% is owned by AWA III Steakhouses, Inc., which is wholly-owned by a former Chairman of the Board of Directors (through December 31, 2011) and former named executive officer of the Company, through a revocable trust in which he and his wife are the grantors, trustees and sole beneficiaries. The Company assumed the minority interest holder’s 7.88% ownership interest in any Fleming’s Prime Steakhouse and Wine Bar restaurants that opened in 2009 or later and AWA III Steakhouses, Inc.’s interest remains at 2.50% for these restaurants.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.           Selected Quarterly Financial Data (Unaudited)

The following tables present selected unaudited quarterly financial data for the periods ending as indicated (in thousands, except per share data):

	MARCH 31, 2012	JUNE 30, 2012	SEPTEMBER 30, 2012	DECEMBER 31, 2012
Revenues	$1,055,626	$980,866	$952,916	$998,387
Income (loss) from operations (1) (2) (3)	90,408	48,720	(11,545)	53,554
Net income (loss) (1) (2) (3) (4)	53,832	20,564	(33,755)	20,663
Net income (loss) attributable to Bloomin’ Brands, Inc. (1) (2) (3) (4)	49,999	17,440	(35,866)	18,398
Net income (loss) attributable to Bloomin’ Brands, Inc. per common share:
Basic	$0.47	$0.16	$(0.31)	$0.15
Diluted	$0.47	$0.16	$(0.31)	$0.15

	MARCH 31, 2011	JUNE 30, 2011	SEPTEMBER 30, 2011	DECEMBER 31, 2011
Revenues	$1,001,849	$955,502	$928,275	$955,638
Income from operations (5) (6) (7)	90,693	40,754	21,042	60,963
Net income (5) (6) (7)	58,115	16,443	1,368	33,253
Net income attributable to Bloomin’ Brands, Inc. (5) (6) (7)	54,892	14,003	579	30,531
Net income attributable to Bloomin’ Brands, Inc. per common share:
Basic	$0.52	$0.13	$0.01	$0.28
Diluted	$0.52	$0.13	$0.01	$0.28
____________________

(1)	The first quarter of 2012 includes approximately $7.4 million of additional legal and other professional fees mainly resulting from amendment and restatement of a lease between OSI and PRP.

(2)
The third quarter of 2012 includes approximately $42.1 million of transaction-related expenses that relate to costs incurred in association with the completion of the initial public offering in August 2012. These expenses primarily include $34.1 million of certain executive compensation costs and non-cash stock compensation charges recorded upon completion of the initial public offering and an $8.0 million management agreement termination fee (see Notes 3 and 19).

(3)	The fourth quarter of 2012 includes a gain of $3.5 million from the collection of proceeds and other related amounts from the 2009 sale of the Company’s Cheeseburger in Paradise concept (see Note 13).

(4)
During 2012, the Company recorded losses on extinguishment and modification of debt for refinancing transactions of $2.9 million, $9.0 million, and $9.1 million, in the first, third, and fourth quarters, respectively (see Note 11).

(5)	The second quarter of 2011 includes $5.8 million of expense related to a settlement of an IRS assessment of employment taxes.

(6)
The fourth quarter of 2011 includes $33.2 million of Recovery of note receivable from affiliated entity as a result of a settlement agreement with T-Bird that satisfied all outstanding litigation with T-Bird (see Note 19).

(7)	The fourth quarter of 2011 includes a $4.3 million loss from the sale of nine Company-owned Outback Steakhouse restaurants in Japan in October 2011 (see Note 8).

BLOOMIN’ BRANDS, INC.

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Stockholders of
Bloomin’ Brands, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of Bloomin’ Brands, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Tampa, FL
March 4, 2013

BLOOMIN’ BRANDS, INC.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered certified public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 28, 2013, we terminated the split-dollar agreement we had entered into in 2008 with our former Executive Vice President and Chief Value Chain Officer, Dirk A. Montgomery (the “Split-Dollar Agreement”).  The Split-Dollar Agreement required us to maintain an endorsement split-dollar life insurance policy (the “Policy”) with a death benefit of approximately $5.0 million for Mr. Montgomery. We were the beneficiary of the Policy to the extent of premiums paid or the cash value, whichever was greater, with the remaining death benefit to be paid to a personal beneficiary designated by Mr. Montgomery.  Mr. Montgomery’s right to the policy had fully vested on January 1, 2013. We paid Mr. Montgomery $150,000 in exchange for full termination of the Split-Dollar Agreement. As a result of the termination agreement, we became the sole and exclusive owner of the Policy and elected to cancel it.

BLOOMIN’ BRANDS, INC.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees will be included under the captions “Proposal No. 1: Election of Directors—Nominees for Election at this Annual Meeting” and “—Directors Continuing in Office” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2012 (“Definitive Proxy Statement”) and is incorporated herein by reference.

The information required by this item regarding our Audit Committee will be included under the caption “Proposal No. 1: Election of Directors—Board Committees and Meetings” in our Definitive Proxy Statement and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Executive Officers” in Part I of this report.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 will be included under the caption “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement and is incorporated herein by reference.

We have adopted a Business Conduct and Code of Ethics that applies to all employees. A copy of our Business Conduct and Code of Ethics is available on our website, free of charge. The Internet address for our website is www.bloominbrands.com , and the Business Conduct and Code of Ethics may be found from our main webpage by clicking first on “Investors” and then on “Corporate Governance” and next on “Code of Business Conduct and Ethics.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the webpage found by clicking through to “Code of Business Conduct and Ethics” as specified above.

Item 11. Executive Compensation

The information required by this item will be included under the captions “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management will be included under the caption “Ownership of Securities” in our Definitive Proxy Statement and is incorporated herein by reference.

The information relating to securities authorized for issuance under equity compensation plans is included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this Report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons will be included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence will be included under the caption “Proposal No. 1: Election of Directors—Independent Directors,” in each case in our Definitive Proxy Statement, and is incorporated herein by reference.

BLOOMIN’ BRANDS, INC.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included under the captions “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement and is incorporated herein by reference.

BLOOMIN’ BRANDS, INC.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

•	Consolidated Balance Sheets - December 31, 2012 and 2011

•	Consolidated Statements of Operations and Comprehensive Income – Years ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) – Years ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011, and 2010

•	Notes to consolidated financial statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this Report under Schedule II immediately following the exhibits index: Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011, and 2010. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements and notes thereto included in this Report.
(a)(3) EXHIBITS

Exhibit Number	Description of Exhibits

3.1
Second Amended and Restated Certificate of Incorporation of Bloomin’ Brands, Inc. (included as an exhibit to Registrant’s Registration Statement on Form S-8, File No. 333-183270 (“Form S-8”), filed on August 13, 2012 and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws of Bloomin’ Brands, Inc. (included as an exhibit to Registrant’s Form S-8 filed on August 13, 2012 and incorporated herein by reference)

4.1
Form of Common Stock Certificate (included as an exhibit to Amendment No. 4 to Registrant’s Registration Statement on Form S-1, File No. 333-180615 (“Form S-1”), filed on July 18, 2012 and incorporated herein by reference)

10.1
Credit Agreement dated October 26, 2012 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Lenders and Deutsche Bank Trust Company Americas, as administrative agent for the Lenders[1] (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-35625, and incorporated herein by reference)

10.2
Loan and Security Agreement, dated March 27, 2012, between New Private Restaurant Properties, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively as lender[1] (included as an exhibit to Amendment No. 1 to Registrant’s Form S-1 filed on May 17, 2012 and incorporated herein by reference)

10.3
Mezzanine Loan and Security Agreement (First Mezzanine), dated March 27, 2012, between New PRP Mezz 1, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively as lender (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.4
Mezzanine Loan and Security Agreement (Second Mezzanine), dated March 27, 2012, between New PRP Mezz 2, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively, as lender (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

BLOOMIN’ BRANDS, INC.

Exhibit Number	Description of Exhibits
10.5
Environmental Indemnity, dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.6
Environmental Indemnity, dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.7
Environmental Indemnity, dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.8
Environmental Indemnity (First Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.9
Environmental Indemnity (First Mezzanine), dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.10
Environmental Indemnity (First Mezzanine), dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.11
Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.12
Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.13
Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.14
Guaranty of Recourse Obligations, dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.15
Guaranty of Recourse Obligations (First Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.16
Guaranty of Recourse Obligations (Second Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.17
Amended and Restated Guaranty, dated March 27, 2012, by OSI Restaurant Partners, LLC to and for the benefit of New Private Restaurant Properties, LLC (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.18
Subordination, Non-Disturbance and Attornment Agreement (New Private Restaurant Properties, LLC), dated March 27, 2012, by and between Bank of America, N.A., German American Capital Corporation, Private Restaurant Master Lessee, LLC and New Private Restaurant Properties, LLC, with the acknowledgement, consent and limited agreement of OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

BLOOMIN’ BRANDS, INC.

Exhibit Number	Description of Exhibits
10.19
Royalty Agreement dated April 1995 among Carrabba’s Italian Grill, Inc., Outback Steakhouse, Inc., Mangia Beve, Inc., Carrabba, Inc., Carrabba Woodway, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr., as amended by First Amendment to Royalty Agreement dated January 1997 and Second Amendment to Royalty Agreement made and entered into effective April 7, 2010 by and among Carrabba’s Italian Grill, LLC, OSI Restaurant Partners, LLC, Mangia Beve, Inc., Mangia Beve II, Inc., Original, Inc., Voss, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr. (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.20
Amended and Restated Operating Agreement for OSI/Fleming’s, LLC made as of June 4, 2010 by and among OS Prime, LLC, a wholly-owned subsidiary of OSI Restaurant Partners, LLC, FPSH Limited Partnership and AWA III Steakhouses, Inc. (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.21
Amended and Restated Master Lease Agreement, dated March 27, 2012, between New Private Restaurant Properties, LLC, as landlord, and Private Restaurant Master Lessee, LLC, as tenant[1] (included as an exhibit to Amendment No. 1 to Registrant’s Form S-1 filed on May 17, 2012 and incorporated herein by reference)

10.22
Lease, dated June 14, 2007, between OS Southern, LLC and Selmon’s/Florida-I, Limited Partnership (predecessor to MVP LRS, LLC) (included as an exhibit to Amendment No. 1 to Registrant’s Form S-1 filed on May 17, 2012 and incorporated herein by reference)

10.23
Lease, dated June 14, 2007, between OS Southern, LLC and Selmon’s/Florida-I, Limited Partnership (predecessor to MVP LRS, LLC), as amended May 27, 2010 (included as an exhibit to Amendment No. 1 to Registrant’s Form S-1 filed on May 17, 2012 and incorporated herein by reference)

10.24*
Employee Rollover Agreement for conversion of OSI Restaurant Partners, Inc. restricted stock to Kangaroo Holdings, Inc. restricted stock entered into by the individuals listed on Schedule 1 thereto (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.25*	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007 (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.26*	Kangaroo Holdings, Inc. 2007 Equity Incentive Plan, as amended (included as an exhibit to Amendment No. 1 to Registrant’s Form S-1 filed on May 17, 2012 and incorporated herein by reference)

10.27*
Form of Option Agreement for Options under the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.28*	Bloomin’ Brands, Inc. 2012 Incentive Award Plan (included as an exhibit to Amendment No. 4 to Registrant’s Form S-1 filed on July 18, 2012 and incorporated herein by reference)

10.29*
Form of Nonqualified Stock Option Award Agreement for options granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan (included as an exhibit to Registrant’s Current Report on Form 8-K filed on December 7, 2012, File No. 001-35625, and incorporated herein by reference)

10.30*
Form of Restricted Stock Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan (included as an exhibit to Registrant’s Current Report on Form 8-K filed on December 7, 2012, File No. 001-35625, and incorporated herein by reference)

10.31*
Form of Restricted Stock Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan (included as an exhibit to Registrant’s Current Report on Form 8-K filed on December 7, 2012, File No. 001-35625, and incorporated herein by reference)

BLOOMIN’ BRANDS, INC.

Exhibit Number	Description of Exhibits
10.32*
Form of Performance Unit Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan (included as an exhibit to Registrant’s Current Report on Form 8-K filed on December 7, 2012, File No. 001-35625, and incorporated herein by reference)

10.33*
Form of Bloomin’ Brands, Inc. Indemnification Agreement by and between Bloomin’ Brands, Inc. and each member of its Board of Directors and each of its executive officers (included as an exhibit to Amendment No. 4 to Registrant’s Form S-1 filed on July 18, 2012 and incorporated herein by reference)

10.34*
Bloomin’ Brands, Inc. Executive Change in Control Plan, effective December 6, 2012 (included as an exhibit to Registrant’s Current Report on Form 8-K filed on December 7, 2012, File No. 001-35625, and incorporated herein by reference)

10.35*
Amended and Restated Employment Agreement made and entered into September 4, 2012 by and between Elizabeth A. Smith and Bloomin’ Brands, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 001-35625, and incorporated herein by reference)

10.36*
Retention Bonus Agreement, dated November 2, 2009, between Kangaroo Holdings, Inc. and Elizabeth A. Smith (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.37*
Bonus Agreement, dated December 31, 2009, between Kangaroo Holdings, Inc. and Elizabeth A. Smith (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.38*
Amendment to Bonus Agreements, dated May 10, 2012, by and between Elizabeth A. Smith and Bloomin’ Brands, Inc. (included as an exhibit to Amendment No. 1 to Registrant’s Form S-1 filed on May 17, 2012 and incorporated herein by reference)

10.39*
Option Agreement, dated November 16, 2009, by and between Kangaroo Holdings, Inc. and Elizabeth A. Smith, as amended December 31, 2009 (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.40*
Option Agreement, dated July 1, 2011, by and between Kangaroo Holdings, Inc. and Elizabeth A. Smith (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.41*
Officer Employment Agreement, made and entered into effective May 7, 2012, by and among David Deno and OSI Restaurant Partners, LLC (included as an exhibit to Amendment No. 1 to Registrant’s Form S-1 filed on May 17, 2012 and incorporated herein by reference)

10.42*
Amended and Restated Employment Agreement dated June 14, 2007, between Dirk A. Montgomery and OSI Restaurant Partners, LLC, as amended on January 1, 2009, December 30, 2010, January 1, 2012 and January 10, 2012 (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.43*
Split-Dollar Agreement dated August 12, 2008, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Dirk A. Montgomery, Trustee of the Dirk A. Montgomery Revocable Trust dated April 12, 2001 (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.44*
Split-Dollar Termination Agreement made and entered into February 28, 2013 by and between OSI Restaurant Partners, LLC and Dirk A. Montgomery, in his individual capacity and in his capacity as Trustee of the Dirk A. Montgomery Revocable Trust dated April 12, 2001 (filed herewith)

10.45*
Officer Employment Agreement amended November 1, 2006 and effective April 27, 2000, by and among Steven T. Shlemon and Carrabba’s Italian Grill, Inc., as amended on January 1, 2012 (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

BLOOMIN’ BRANDS, INC.

Exhibit Number	Description of Exhibits
10.46*
Assignment and Amendment and Restatement of Officer Employment Agreement made and entered into March 26, 2009 and effective as of February 5, 2008, by and among Jody Bilney and Outback Steakhouse of Florida, LLC and OSI Restaurant Partners, LLC, as amended on January 1, 2012 (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.47*
Officer Employment Agreement dated January 23, 2008 and effective April 12, 2007 by and among Jeffrey S. Smith and Outback Steakhouse of Florida, LLC, as amended on January 1, 2009 and January 1, 2012 (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.48*
Amended and Restated Employment Agreement dated June 14, 2007, between Joseph J. Kadow and OSI Restaurant Partners, LLC, as amended on January 1, 2009, June 12, 2009, December 30, 2010 and December 16, 2011 (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.49*
Split-Dollar Agreement dated August 12, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Joseph J. Kadow (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.50*
Officer Employment Agreement made and entered into August 16, 2010 and effective for all purposes as of August 16, 2010 by and among David A. Pace and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.51*
Amended and Restated Officer Employment Agreement, effective September 12, 2011, by and among David Berg, OS Management, Inc. and Outback Steakhouse International, L.P., as amended on January 1, 2012 (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.52*	Employment Offer Letter Agreement, dated as of November 27, 2012, between Bloomin’ Brands, Inc. and Stephen K. Judge (filed herewith)

10.53*
Officer Employment Agreement made and entered into effective August 1, 2001, by and among John W. Cooper and Bonefish Grill, Inc., as amended on January 1, 2012 (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.54*
Employment Agreement dated June 14, 2007, between Robert D. Basham and OSI Restaurant Partners, LLC, as amended on January 1, 2009 (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.55*
Split-Dollar Agreement dated August 19, 2008 and effective August 2005, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Richard Danker, Trustee of Robert D. Basham Irrevocable Trust Agreement of 1999 dated December 20, 1999 (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.56*
Employment Agreement dated June 14, 2007, between Chris T. Sullivan and OSI Restaurant Partners, LLC, as amended on January 1, 2009 (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.57*
Split-Dollar Agreement dated December 18, 2008 and effective August 18, 2005, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Shamrock PTC, LLC, Trustee of the Chris Sullivan 2008 Insurance Trust dated July 17, 2008 and William T. Sullivan, Trustee of the Chris Sullivan Non-exempt Irrevocable Trust dated January 5, 2000 and the Chris Sullivan Exempt Irrevocable Trust dated January 5, 2000 (included as an exhibit to Registrant’s Form S-1 filed on April 6, 2012 and incorporated herein by reference)

10.58	Amended and Restated Registration Rights Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. (filed herewith)

BLOOMIN’ BRANDS, INC.

Exhibit Number	Description of Exhibits
10.59	Stockholders Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. (filed herewith)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

1Confidential treatment has been granted with respect to portions of Exhibits 10.1, 10.2 and 10.21 and such portions have been filed separately with the Securities and Exchange Commission.

2 These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.

BLOOMIN’ BRANDS, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	BALANCE AT THE BEGINNING OF THE PERIOD	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT THE END OF THE PERIOD
Year Ended December 31, 2012
Allowance for doubtful accounts (2)	$2,117	$280	$(2,397)	$—
Valuation allowance on deferred income tax assets (3)	35,837	44,260	(7,582)	72,515
	$37,954	$44,540	$(9,979)	$72,515
Year Ended December 31, 2011
Allowance for note receivable for affiliated entity (4)	$33,150	$(33,150)	$—	$—
Allowance for doubtful accounts	2,454	117	(454)	2,117
Valuation allowance on deferred income tax assets	25,886	12,948	(2,997)	35,837
	$61,490	$(20,085)	$(3,451)	$37,954
Year Ended December 31, 2010
Allowance for note receivable for affiliated entity	$33,150	$—	$—	$33,150
Allowance for doubtful accounts	1,697	2,295	(1,538)	2,454
Valuation allowance on deferred income tax assets	21,977	3,909	—	25,886
	$56,824	$6,204	$(1,538)	$61,490
____________________

(1)
Deductions for Allowance for doubtful accounts represent the write off of uncollectible accounts or reductions to allowances previously provided. Deductions for Valuation allowance on deferred income tax assets represent changes in timing differences between periods.

(2)
In 2009, the Company received a promissory note for the full sale price of its Cheeseburger in Paradise concept ($2.0 million), which subsequently became fully reserved in 2010. In the fourth quarter of 2012, the Company collected the outstanding amounts under the terms of the promissory note, which included accrued interest charges, and released the Allowance for doubtful accounts balance in full.

(3)
The charges to the valuation allowance for the year ended December 31, 2012 were primarily due to the tax benefits associated with tax goodwill related to the joint venture and limited partnership interests purchased and the deferred gain recorded for the Sale-Leaseback Transaction. Of the aggregate charges, $15.8 million was recorded in Additional paid-in capital.

(4)
On September 26, 2011, the Company entered into a settlement agreement with the T-Bird Parties to settle all outstanding litigation with T-Bird. In accordance with the terms of the settlement agreement, T-Bird agreed to pay $33.3 million to the Company, which included $33.2 million to satisfy the T-Bird promissory note that the Company purchased from T-Bird’s former lender. The settlement payment was received in November 2011, and $33.2 million was recorded as Recovery of note receivable from affiliated entity in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2011.

BLOOMIN’ BRANDS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 4, 2013	Bloomin’ Brands, Inc.

By: /s/ Elizabeth A. Smith
Elizabeth A. Smith Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth A. Smith	Chief Executive Officer and Director (Principal Executive Officer)
Elizabeth A. Smith		March 4, 2013

/s/ David J. Deno	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
David J. Deno		March 4, 2013

/s/ Andrew B. Balson
Andrew B. Balson	Director	March 4, 2013

/s/ Robert D. Basham
Robert D. Basham	Director	March 4, 2013

/s/ J. Michael Chu
J. Michael Chu	Director	March 4, 2013

/s/ Mindy Grossman
Mindy Grossman	Director	March 4, 2013

/s/ David Humphrey
David Humphrey	Director	March 4, 2013

/s/ John J. Mahoney
John J. Mahoney	Director	March 4, 2013

/s/ Mark E. Nunnelly
Mark E. Nunnelly	Director	March 4, 2013

/s/ Chris T. Sullivan
Chris T. Sullivan	Director	March 4, 2013

[Remainder of page intentionally left blank]