Form 10-Q
period 2013-03-31
Bloomin' Brands, Inc.
filed 2013-05-01
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of April 26, 2013, 123,044,353 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2013
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$217,469	$261,690
Current portion of restricted cash	3,671	4,846
Inventories	67,838	78,181
Deferred income tax assets	39,274	39,774
Other current assets, net	99,472	103,321
Total current assets	427,724	487,812
Restricted cash	15,332	15,243
Property, fixtures and equipment, net	1,505,468	1,506,035
Investments in and advances to unconsolidated affiliates, net	40,041	36,748
Goodwill	270,058	270,972
Intangible assets, net	548,182	551,779
Deferred income tax assets	2,141	2,532
Other assets, net	145,447	145,432
Total assets	$2,954,393	$3,016,553

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$141,030	$131,814
Accrued and other current liabilities	173,661	192,284
Current portion of partner deposits and accrued partner obligations	14,570	14,771
Unearned revenue	232,134	329,518
Current portion of long-term debt	13,167	22,991
Total current liabilities	574,562	691,378
Partner deposits and accrued partner obligations	81,398	85,762
Deferred rent	90,350	87,641
Deferred income tax liabilities	195,695	195,874
Long-term debt, net	1,451,694	1,471,449
Other long-term liabilities, net	261,955	264,244
Total liabilities	2,655,654	2,796,348
Commitments and contingencies
Stockholders’ Equity
Bloomin’ Brands, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 122,569,475 and 121,148,451 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,226	1,211
Additional paid-in capital	1,021,393	1,000,963
Accumulated deficit	(709,862)	(773,085)
Accumulated other comprehensive loss	(19,333)	(14,801)
Total Bloomin’ Brands, Inc. stockholders’ equity	293,424	214,288
Noncontrolling interests	5,315	5,917
Total stockholders’ equity	298,739	220,205
Total liabilities and stockholders’ equity	$2,954,393	$3,016,553

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Revenues
Restaurant sales	$1,082,356	$1,045,466
Other revenues	9,894	10,160
Total revenues	1,092,250	1,055,626
Costs and expenses
Cost of sales	349,989	335,859
Labor and other related	299,867	293,501
Other restaurant operating	233,809	218,965
Depreciation and amortization	40,196	38,860
General and administrative	72,491	76,002
Provision for impaired assets and restaurant closings	1,896	4,435
Income from operations of unconsolidated affiliates	(2,858)	(2,404)
Total costs and expenses	995,390	965,218
Income from operations	96,860	90,408
Loss on extinguishment of debt	—	(2,851)
Other (expense) income, net	(217)	54
Interest expense, net	(20,880)	(20,974)
Income before provision for income taxes	75,763	66,637
Provision for income taxes	10,707	12,805
Net income	65,056	53,832
Less: net income attributable to noncontrolling interests	1,833	3,833
Net income attributable to Bloomin’ Brands, Inc.	$63,223	$49,999

Net income	$65,056	$53,832
Other comprehensive income:
Foreign currency translation adjustment	(4,532)	3,149
Comprehensive income	60,524	56,981
Less: comprehensive income attributable to noncontrolling interests	1,833	3,833
Comprehensive income attributable to Bloomin’ Brands, Inc.	$58,691	$53,148

Earnings per share:
Basic	$0.52	$0.47
Diluted	$0.50	$0.47
Weighted average common shares outstanding:
Basic	121,238	106,332
Diluted	126,507	107,058

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2012	121,148	$1,211	$1,000,963	$(773,085)	$(14,801)	$5,917	$220,205
Net income	—	—	—	63,223	—	1,833	65,056
Foreign currency translation adjustment	—	—	—	—	(4,532)	—	(4,532)
Stock-based compensation	—	—	4,494	—	—	—	4,494
Exercises of stock options	1,212	12	10,627	—	—	—	10,639
Issuance of restricted stock	219	3	—	—	—	—	3
Forfeiture of restricted stock	(10)	—	(3)	—	—	—	(3)
Repayments of notes receivable due from stockholders	—	—	5,312	—	—	—	5,312
Distributions to noncontrolling interests	—	—	—	—	—	(2,435)	(2,435)
Balance, March 31, 2013	122,569	$1,226	$1,021,393	$(709,862)	$(19,333)	$5,315	$298,739

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2011	106,573	$1,066	$874,753	$(822,625)	$(22,344)	$9,447	$40,297
Net income	—	—	—	49,999	—	3,833	53,832
Foreign currency translation adjustment	—	—	—	—	3,149	—	3,149
Stock-based compensation	—	—	833	—	—	—	833
Repurchase of common stock	(36)	(1)	316	(431)	—	—	(116)
Forfeiture of restricted stock	(20)	—	(127)	—	—	—	(127)
Issuance of notes receivable due from stockholders	—	—	(47)	—	—	—	(47)
Repayments of notes receivable due from stockholders	—	—	1,463	—	—	—	1,463
Distributions to noncontrolling interests	—	—	—	—	—	(4,160)	(4,160)
Balance, March 31, 2012	106,517	$1,065	$877,191	$(773,057)	$(19,195)	$9,120	$95,124

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Cash flows provided by operating activities:
Net income	$65,056	$53,832
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,196	38,860
Amortization of deferred financing fees	923	2,924
Amortization of capitalized gift card sales commissions	7,604	6,690
Provision for impaired assets and restaurant closings	1,896	4,435
Accretion on debt discounts	653	173
Stock-based and other non-cash compensation expense	6,195	12,543
Income from operations of unconsolidated affiliates	(2,858)	(2,404)
Deferred income tax benefit	—	(333)
(Gain) loss on disposal of property, fixtures and equipment	(318)	484
Unrealized (gain) loss on derivative financial instruments	(263)	194
Gain on life insurance and restricted cash investments	(1,944)	(3,156)
Loss on extinguishment of debt	—	2,851
Recognition of deferred gain on sale-leaseback transaction	(485)	—
Change in assets and liabilities:
Decrease in inventories	10,201	886
(Increase) decrease in other current assets	(5,167)	12,763
Decrease in other assets	2,530	2,447
Decrease in accounts payable and accrued and other current liabilities	(12,827)	(36,363)
Increase in deferred rent	2,836	2,834
Decrease in unearned revenue	(97,245)	(97,751)
Increase in other long-term liabilities	1,117	187
Net cash provided by operating activities	18,100	2,096
Cash flows (used in) provided by investing activities:
Purchases of Company-owned life insurance	(372)	(350)
Proceeds from sale of Company-owned life insurance	38	—
Proceeds from disposal of property, fixtures and equipment	1,799	1,255
Proceeds from sale-leaseback transaction	—	192,886
Capital expenditures	(40,950)	(34,019)
Decrease in restricted cash	6,184	16,816
Increase in restricted cash	(5,093)	(21,100)
Return on investment from unconsolidated affiliates	—	332
Net cash (used in) provided by investing activities	$(38,394)	$155,820

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Cash flows used in financing activities:
Proceeds from issuance of 2012 CMBS Loan	$—	$495,186
Repayments of long-term debt	(30,558)	(6,642)
Extinguishment of CMBS loan	—	(777,563)
Financing fees	—	(5,399)
Proceeds from the exercise of stock options	10,639	—
Distributions to noncontrolling interests	(2,435)	(4,160)
Repayments of partner deposits and accrued partner obligations	(4,184)	(9,242)
Issuance of notes receivable due from stockholders	—	(47)
Repayments of notes receivable due from stockholders	5,312	1,463
Net cash used in financing activities	(21,226)	(306,404)
Effect of exchange rate changes on cash and cash equivalents	(2,701)	1,463
Net decrease in cash and cash equivalents	(44,221)	(147,025)
Cash and cash equivalents at the beginning of the period	261,690	482,084
Cash and cash equivalents at the end of the period	$217,469	$335,059
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,975	$13,420
Cash paid for income taxes, net of refunds	2,217	4,992
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$325	$2,646
Acquisition of property, fixtures and equipment through accounts payable or capital lease liabilities	1,199	3,423

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation

Bloomin’ Brands, Inc. (“Bloomin’ Brands” or the “Company”) was formed by an investor group comprised of funds advised by Bain Capital Partners, LLC and Catterton Management Company, LLC (the “Sponsors”) and Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (the “Founders”) and certain members of management. Bloomin’ Brands is a holding company and conducts its operations through OSI Restaurant Partners, LLC (“OSI”), the Company’s primary operating entity, and New Private Restaurant Properties, LLC, an indirect wholly-owned subsidiary of the Company that leases certain Company-owned restaurant properties to a subsidiary of OSI. In August 2012, the Company completed an initial public offering of its common stock.

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

The Company has reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the three months ended March 31, 2013. These reclassifications had no effect on previously reported net income.

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full-year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

2.         Recently Issued Financial Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”), which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The guidance requires the Company to provide both net and gross information for these assets and liabilities. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2013-01”), to limit the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. Both ASU No. 2011-11 and ASU No. 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective application required. The adoption of ASU No. 2011-11 and ASU No. 2013-01 on January 1, 2013 did not have an impact on the Company’s financial position, results of operations or cash flows.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying value before applying the two-step quantitative impairment test. If it is determined through the qualitative assessment that an indefinite-lived intangible asset’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to go directly to the quantitative assessment. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 on January 1, 2013 did not have an impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. ASU No. 2013-02 is effective for the Company prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 on January 1, 2013 did not have an impact on the Company’s financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2013-05”). Under ASU No. 2013-05, an entity would recognize cumulative translation adjustments in earnings when it ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. However, when an entity sells either a part or all of its investment in a consolidated foreign entity, an entity would recognize cumulative translation adjustments in earnings only if the parent no longer has a controlling financial interest in the foreign entity as a result of the sale. In the case of sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustments attributable to the equity method investment would be recognized in earnings upon sale of the equity method investment. In addition, cumulative translation adjustments would be recognized in earnings upon a business combination achieved in stages such as a step acquisition. ASU No. 2013-05 is effective for public companies for fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years, with early adoption permitted. The Company will adopt ASU No. 2013-05 effective January 1, 2014 with prospective application to the derecognition of any foreign entity subsidiaries, groups of assets or investments in foreign entities completed on or after January 1, 2014. The impact of ASU No. 2013-05 on the Company’s financial position, results of operations and cash flows is dependent on future transactions resulting in derecognition of the Company’s foreign assets, subsidiaries or investments in foreign entities completed on or after adoption.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

3.         Earnings Per Share

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
Net income attributable to Bloomin’ Brands, Inc.	$63,223	$49,999

Basic weighted average common shares outstanding	121,238	106,332

Effect of diluted securities:
Stock options	5,064	591
Unvested restricted stock	205	135
Diluted weighted average common shares outstanding	126,507	107,058

Basic earnings per share	$0.52	$0.47
Diluted earnings per share	$0.50	$0.47

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
Stock options	2,071	550

4.         Stock-based Compensation

During the first quarter of 2013, the Company granted performance-based share units (“PSUs”) to executives and key members of management. There were no PSUs awarded in periods prior to 2013. The PSUs vest over a period of four years following the date of grant, and 25% of the grant is earned or forfeited on each grant anniversary date, subject to certification of the performance criteria by the Compensation Committee of the Board of Directors. The number of units that actually vest will be determined for each year based on the achievement of certain Company performance criteria set forth in the award agreement and may range from zero to 200% of the annual target grant. PSUs that do not vest based on failure to satisfy the stated performance criteria for any annual period are forfeited. In addition to the satisfaction of the performance criteria for the PSUs, vesting is dependent upon continued service with forfeiture of all unvested PSUs upon termination, unless in the case of death or disability, in which case a pro rata portion of the target number of PSUs are eligible to immediately vest based on actual performance during the performance period. The PSUs are settled in shares of common stock. Holders will receive one share of common stock for each performance-based share unit that vests. The fair value of PSUs is based on the closing price of the Company’s common stock on the grant date. Compensation expense for PSUs is recognized over the vesting period when it is probable the performance criteria will be achieved. During the three months ended March 31, 2013, a nominal amount of compensation expense was recorded for the PSUs.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents a summary of the Company’s stock-based compensation activity for the three months ended March 31, 2013 (in thousands):

	STOCK OPTIONS	RESTRICTED STOCK AWARDS	PERFORMANCE-BASED SHARE UNITS (1)
Outstanding at December 31, 2012	12,379	299	—
Granted	1,282	219	52
Exercised or vested	(1,212)	(3)	—
Forfeited or expired	(243)	(10)	(4)
Outstanding at March 31, 2013	12,206	505	48
________________

(1)
Share unit amounts represent the target number of PSUs considered granted for accounting recognition based on the establishment of performance targets for future years. The actual number of shares that will be earned upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

At March 31, 2013 and December 31, 2012, approximately 6.2 million and 7.3 million, respectively, of outstanding stock options were exercisable.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2013 and 2012 was $8.47 and $6.87, respectively, and was estimated using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of options granted for the periods indicated:

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Weighted-average risk-free interest rate	1.09%	1.15%
Dividend yield	—%	—%
Expected term	6.3 years	6.5 years
Weighted-average volatility	48.6%	55.5%

During the three months ended March 31, 2013 and 2012, the Company recognized aggregate stock-based compensation expense of $4.4 million and $0.7 million, respectively.

5.           Investment in Equity Method Investee

Through a joint venture arrangement with PGS Participacoes Ltda., the Company holds a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”), which operates Outback Steakhouse restaurants in Brazil.  The Company accounts for the Brazilian Joint Venture under the equity method of accounting.  At March 31, 2013 and December 31, 2012, the Company’s net investment of $39.3 million and $36.0 million, respectively, was recorded in Investments in and advances to unconsolidated affiliates, net, and a foreign currency translation adjustment of $0.4 million and $0.6 million was recorded in Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets for the three months ended March 31, 2013 and 2012, respectively. The Company’s share of earnings of $2.9 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively, was recorded in Income from operations of unconsolidated affiliates in the Company’s Consolidated Statements of Operations and Comprehensive Income.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents summarized financial information for 100% of the Brazilian Joint Venture for the periods ending as indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
Net revenue from sales	$65,933	$58,564
Gross profit	45,323	40,824
Income from continuing operations	7,077	8,147
Net income	4,764	4,808

6.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2013	2012
Accrued payroll and other compensation	$84,569	$108,612
Accrued insurance	23,283	22,235
Other current liabilities	65,809	61,437
	$173,661	$192,284

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

7.           Long-term Debt, Net

Long-term debt, net consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2013	2012
Senior secured term loan B facility, interest rate of 4.75% at March 31, 2013 and December 31, 2012 (1) (2)	$975,000	$1,000,000
Mortgage loan, weighted average interest rates of 3.99% and 3.98% at March 31, 2013 and December 31, 2012, respectively (3)	317,621	319,574
First mezzanine loan, interest rate of 9.00% at March 31, 2013 and December 31, 2012 (3)	86,800	87,048
Second mezzanine loan, interest rate of 11.25% at March 31, 2013 and December 31, 2012 (3)	87,103	87,273
Other notes payable, uncollateralized, interest rates ranging from 0.62% to 7.00% and from 0.63% to 7.00% at March 31, 2013 and December 31, 2012, respectively (2)	7,213	9,848
Sale-leaseback obligations (2)	2,375	2,375
Capital lease obligations (2)	1,886	2,112
	1,477,998	1,508,230
Less: current portion of long-term debt	(13,167)	(22,991)
Less: debt discount	(13,137)	(13,790)
Long-term debt, net	$1,451,694	$1,471,449
________________

(1)	At December 31, 2012, $50.0 million of OSI’s outstanding senior secured term loan B facility was at an interest rate of 5.75%.

(2)	Represents obligations of OSI.

(3)	Represents obligations of New PRP (as defined below).

Bloomin’ Brands, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness as described below.

On October 26, 2012, OSI entered into a credit agreement (“Credit Agreement”) with a syndicate of institutional lenders and financial institutions.  The senior secured credit facilities provide for senior secured financing of up to $1.225 billion, consisting of a $1.0 billion term loan B and a $225.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities (the “Credit Facilities”). The term loan B was issued with an original issue discount of $10.0 million.

The senior secured term loan B matures October 26, 2019.  The borrowings under this facility bear interest at rates ranging from 225 to 250 basis points over the Base Rate or 325 to 350 basis points over the Eurocurrency Rate as defined in the Credit Agreement.  The Base Rate option is the highest of (i) the prime rate of Deutsche Bank Trust Company Americas, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency Rate with a one-month interest period plus 1.0% (“Base Rate”) (3.25% at March 31, 2013 and December 31, 2012).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.20% to 0.44% and 0.21% to 0.51% at March 31, 2013 and December 31, 2012, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders. With respect to the senior secured term loan B, the Base Rate is subject to an interest rate floor of 2.25%, and the Eurocurrency Rate is subject to an interest rate floor of 1.25%.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

The Credit Facilities require scheduled quarterly payments on the term loan B equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters commencing with the quarter ending March 31, 2013.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity. The outstanding balance, excluding the debt discount, on the term loan B was $975.0 million and $1.0 billion at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, none of the outstanding balance on the term loan B was classified as current due to voluntary prepayments of $25.0 million made by OSI during the first quarter of 2013 and the results of its projected covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required in the next 12 months. The amount of outstanding term loans required to be prepaid in accordance with OSI’s debt covenants may vary based on year-end results. At December 31, 2012, $10.0 million of the outstanding balance on the term loan B was classified as current due to OSI’s required quarterly payments.

The revolving credit facility matures October 26, 2017 and provides for swing-line loans and letters of credit of up to $225.0 million for working capital and general corporate purposes. The revolving credit facility bears interest at rates ranging from 200 to 250 basis points over the Base Rate or 300 to 350 basis points over the Eurocurrency Rate. There were no loans outstanding under the revolving credit facility at March 31, 2013 or December 31, 2012, however, $37.6 million and $41.2 million, respectively, of the credit facility was committed for the issuance of letters of credit and not available for borrowing. Total outstanding letters of credit issued under OSI’s revolving credit facility may not exceed $100.0 million.

At March 31, 2013 and December 31, 2012, the Company was in compliance with its debt covenants. See the 2012 Form 10-K for further information about OSI’s debt covenant requirements.

On April 10, 2013, OSI completed a repricing of its senior secured term loan B primarily to reduce its stated interest rate. Additional information related to the repricing transaction is included in Note 11.

Effective March 27, 2012, New Private Restaurant Properties, LLC and two of the Company’s other indirect wholly-owned subsidiaries (collectively, “New PRP”) entered into a commercial mortgage-backed securities loan (the “2012 CMBS Loan”) with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and was comprised of a first mortgage loan in the amount of $324.8 million, collateralized by 261 of the Company’s properties, and two mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017. The first mortgage loan has five fixed rate components and a floating rate component. The fixed rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day London Interbank Offered Rate (“LIBOR”) (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.00% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum.

The proceeds from the 2012 CMBS Loan, together with the proceeds from a sale-leaseback transaction and excess cash held in Private Restaurant Properties, LLC (“PRP”), a wholly-owned subsidiary, were used to repay PRP’s original first mortgage and mezzanine notes (together, the commercial mortgage-backed securities loan) (“CMBS Loan”). During the first quarter of 2012, the Company recorded a $2.9 million loss related to the extinguishment in Loss on extinguishment of debt in its Consolidated Statement of Operations and Comprehensive Income.

At March 31, 2013 and December 31, 2012, the outstanding balance, excluding the debt discount, on the 2012 CMBS Loan was $491.5 million and $493.9 million, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

8.     Other Long-term Liabilities, Net

The Company maintains endorsement split-dollar insurance policies with a death benefit ranging from $5.0 million to $10.0 million for one of its current and certain of its former executive officers. The Company is the beneficiary of the policies to the extent of premiums paid or the cash value, whichever is greater, with the death benefit being paid to personal beneficiaries designated by the executive officers.  During the first quarter of 2013, the Company terminated the split-dollar agreements with two of its former executive officers in exchange for $2.2 million in cash. Upon termination, the release of the death benefit and related liabilities and the associated cash termination payment resulted in a net gain of $2.2 million, which was recorded in General and administrative in the Consolidated Statement of Operations and Comprehensive Income. As a result of the terminations, the Company became the sole and exclusive owner of the related split-dollar insurance policies and elected to cancel them.

As of March 31, 2013 and December 31, 2012, the Company had $10.1 million and $14.3 million, respectively, recorded in Other long-term liabilities, net in its Consolidated Balance Sheets for the outstanding obligations under the endorsement split-dollar insurance policies.

9.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis

In connection with the 2012 CMBS Loan, the Company entered into an interest rate cap with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. This interest rate cap had a nominal fair market value at March 31, 2013 and December 31, 2012.

Fair Value Measurements on a Nonrecurring Basis

The following tables present losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2013 and 2012 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	MARCH 31, 2013
		REMAINING FAIR VALUE			THREE MONTHS ENDED MARCH 31, 2013
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$4,434	$—	$3,383	$1,051	$1,082

	MARCH 31, 2012
		REMAINING FAIR VALUE			THREE MONTHS ENDED MARCH 31, 2012
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$864	$—	$650	$214	$3,884

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The Company recorded $1.1 million and $3.9 million of impairment charges as a result of the fair value measurement on a nonrecurring basis of its long-lived assets held and used during the three months ended March 31, 2013 and 2012, respectively, primarily related to certain specifically identified restaurant locations that have, or are scheduled to be, relocated or closed or are under-performing. The impaired long-lived assets had $4.4 million and $0.9 million of remaining fair value at March 31, 2013 and 2012, respectively. Restaurant closure and related expenses of $0.8 million and $0.5 million were recognized for the three months ended March 31, 2013 and 2012, respectively.  Impairment losses for long-lived assets held and used and restaurant closure and related expenses were recognized in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive Income.

The Company primarily used third-party market appraisals (Level 2) and discounted cash flow models (Level 3) to estimate the fair value of the long-lived assets included in the tables above.  Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results.

The following table presents quantitative information related to the range of unobservable inputs used in the Company’s Level 3 fair value measurements for the impairment losses incurred in the three months ended March 31, 2013 and 2012:

	THREE MONTHS ENDED MARCH 31,
UNOBSERVABLE INPUT	2013	2012
Weighted-average cost of capital	9.5%	11.2%
Long-term growth rates	2.0%	3.0%
Annual revenue growth rates (1)	2.4% - 3.0%	(8.7)% - 3.0%
________________

(1)	Weighted averages of the annual revenue growth rates unobservable input range for the three months ended March 31, 2013 and 2012 were 2.6% and 2.4%, respectively.

The Company performed its annual goodwill and other indefinite-lived intangible assets impairment test during the second quarter of 2012 and did not have any impairment charges.

Interim Disclosures about Fair Value of Financial Instruments

The Company’s non-derivative financial instruments at March 31, 2013 and December 31, 2012 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The fair value of OSI’s senior secured term loan B facility is determined based on quoted market prices in inactive markets. The fair value of New PRP’s commercial mortgage-backed securities is based on assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.  Fair value estimates for other notes payable are derived using a discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value. These inputs represent assumptions impacted by economic conditions and management expectations and may change in the future based on period-specific facts and circumstances.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following tables include the carrying value and fair value of the Company’s financial instruments at March 31, 2013 and December 31, 2012 aggregated by the level in the fair value hierarchy in which those measurements fall (in thousands):

	MARCH 31, 2013
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Senior secured term loan B facility (1)	$975,000	$—	$985,969	$—
Mortgage loan (2)	317,621	—	—	334,927
First mezzanine loan (2)	86,800	—	—	90,133
Second mezzanine loan (2)	87,103	—	—	91,284
Other notes payable (1)	7,213	—	—	6,738

	DECEMBER 31, 2012
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Senior secured term loan B facility (1)	$1,000,000	$—	$1,010,000	$—
Mortgage loan (2)	319,574	—	—	334,678
First mezzanine loan (2)	87,048	—	—	90,371
Second mezzanine loan (2)	87,273	—	—	91,423
Other notes payable (1)	9,848	—	—	9,230
_______________

(1)	Represents obligations of OSI.

(2)	Represents obligations of New PRP.

10.           Income Taxes

The effective income tax rate for the three months ended March 31, 2013 was 14.1% compared to 19.2% for the same period in 2012. This net decrease in the effective income tax rate as compared to the prior year was primarily due to a decrease in the projected foreign pretax book income and the foreign provision being a smaller percentage of projected consolidated pretax annual income.

The effective income tax rate for the three months ended March 31, 2013 was lower than the blended federal and state statutory rate of 38.6% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the foreign rate differential, decrease in the valuation allowance and the elimination of noncontrolling interest together being such a large percentage of projected annual pretax income. The effective income tax rate for the three months ended March 31, 2012 was lower than the blended federal and state statutory rate of 38.7% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the elimination of noncontrolling interest together being such a large percentage of pretax income. This was partially offset by an increase in the valuation allowance.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

At December 31, 2012, the Company had a valuation allowance against deferred income tax assets recorded of $72.5 million, of which $67.7 million was for U.S. deferred income tax assets. The Company has reviewed and will continue to review its conclusions about the appropriate amount of its deferred income tax asset valuation allowance in light of circumstances existing in future periods. To the extent the Company continues to generate pretax income in the U.S. in fiscal 2013 at a sufficient level, then, absent other factors indicating a contrary conclusion, the Company will consider a potential reversal of the U.S. related valuation allowance within the next nine to 12 months.  Should the Company reverse the valuation allowance, a discrete tax benefit ranging from $40.0 million to $50.0 million related to the valuation allowance recorded at December 31, 2012 could be realized. Any release of valuation allowance will be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital. Such reversal will impact the Company’s quarterly and annual effective income tax rates and could result in an overall income tax benefit in the period of release. The Company expects to continue to generate significant U.S. income tax credits, which combined with the mix of U.S. and foreign earnings in periods subsequent to the reversal will result in an effective income tax rate that is lower than the blended federal and state statutory rate.

As of March 31, 2013 and December 31, 2012, respectively, the Company had $13.8 million and $13.6 million, respectively, of unrecognized tax benefits ($0.8 million and $1.0 million, respectively, in Other long-term liabilities, net, $0.8 million and $0.9 million, respectively, in Accrued and other current liabilities and $12.2 million and $11.7 million, respectively, in Deferred income tax liabilities).  Additionally, the Company accrued $2.3 million and $2.4 million of interest and penalties related to uncertain tax positions as of March 31, 2013 and December 31, 2012, respectively.  Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $14.0 million and $13.8 million, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will change by approximately $0.5 million to $0.6 million within the next twelve months after March 31, 2013.

The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2007 through 2011. The Company and its subsidiaries’ state and foreign income tax returns are also open to audit under the statute of limitations for the years ended December 31, 2000 through 2012. The Company is currently under examination by the Internal Revenue Service for the years ended December 31, 2009 through 2011. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s results of operations or financial position.

11.           Subsequent Event

On April 10, 2013, OSI completed a repricing of its senior secured term loan B facility pursuant to the First Amendment to Credit Agreement, Guaranty and Security Agreement, among OSI, OSI HoldCo, Inc., the subsidiary guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, and a syndicate of institutional lenders and financial institutions (the “Credit Agreement” and, as amended, the “Amended Credit Agreement”).

The Amended Credit Agreement replaces OSI’s existing senior secured term loan B facility with a new senior secured term loan B facility (the “New Term Loan B”). The New Term Loan B has the same principal amount outstanding (as of the repricing date) of $975.0 million, maturity date of October 26, 2019, amortization schedule and financial covenants but a lower applicable interest rate than the existing senior secured term loan B facility. Voluntary prepayments made on the principal amount outstanding since the inception of the Credit Agreement will continue to

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

be treated as prepayments for purposes of determining amortization payment and mandatory prepayment requirements under the New Term Loan B.

The Amended Credit Agreement decreased the interest rate applicable to the New Term Loan B to 150 basis points over the Base Rate or 250 basis points over the Eurocurrency Rate and reduced the interest rate floors applicable to the New Term Loan B to 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate.  Prepayments or amendments of the New Term Loan B that constitute a “repricing transaction” (as defined in the Amended Credit Agreement) will be subject to a premium of 1.00% of the New Term Loan B if prepaid or amended on or prior to October 10, 2013. Prepayments and repricings made after October 10, 2013 will not be subject to premium or penalty.

Pursuant to the terms of the Credit Agreement, the Company was required to pay a prepayment penalty of approximately $10.0 million at closing in connection with the repricing transaction. Additional professional fees will also be recorded in the second quarter of 2013 as well as an adjustment of the deferred financing fees and unamortized debt discount based on completion of the Company’s analysis of debt extinguishment or modification treatment for the repricing.

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

Cautionary Statement

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “feels,” “seeks,” “forecasts,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, capital expenditures and the industry in which we operate.

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

(vi)
Our results can be negatively impacted by the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, or other military action affecting countries in which we do business and by the effects of heightened security requirements on local, regional, national, or international economies or consumer confidence;

(vii)	Our results can be impacted by tax and other legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements;

(viii)
Our results can be impacted by unanticipated changes in our tax rates, exposure to additional income tax liabilities, a change in our ability to realize deferred tax benefits or the timing and amount of a reversal of recorded deferred tax benefit valuation allowances;

(ix)	Minimum wage increases and mandated employee benefits could cause a significant increase in our labor costs;

(x)
Commodities, including but not limited to, such items as beef, chicken, shrimp, pork, seafood, dairy, produce, potatoes, onions and energy supplies, are subject to fluctuation in price and availability and price could increase or decrease more than we expect;

(xi)	Our results can be affected by consumer reaction to public health issues;

(xii)	Our results can be affected by consumer perception of food safety;

(xiii)	We could face liabilities if we are unable to protect customer credit and debit card data or personal employee information; and

(xiv)
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of March 31, 2013, we owned and operated 1,275 restaurants and had 203 restaurants operating under a franchise or joint venture arrangement across 48 states, Puerto Rico, Guam and 19 countries. We have five founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Our concepts seek to provide a compelling customer experience combining great food, highly attentive service and lively and contemporary ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment. Each of our concepts maintains a unique, founder-inspired brand identity and entrepreneurial culture, while leveraging our scale and enhanced operating model. We consider Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar to be our core concepts.
The restaurant industry is a highly competitive and fragmented industry and is sensitive to changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies, labor costs and fluctuations in prices of commodities, including beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies.  Restaurant companies tend to focus on increasing market share, comparable restaurant sales growth and new unit growth. Competitive pressure for market share, commodity inflation, foreign currency exchange rates and other market conditions have had and could continue to have an adverse impact on our business.
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
Our strategic plan and operating model entails maintaining an experienced executive management team and adapting practices from the consumer products and retail industries to complement our restaurant acumen and enhance our brand management, analytics and innovation. This model keeps the customer at the center of our decision-making and focuses on continuous innovation and productivity to drive sustainable sales and profit growth. In addition, we remain recommitted to new unit development after curtailing expansion from 2009 to 2011. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally.

We continue to balance near-term growth in market share with investments to achieve sustainable growth. In 2013, our key growth strategies, which are enabled by continued improvements in infrastructure and organizational effectiveness include:

•
Grow Comparable Restaurant Sales. We plan to continue our efforts to remodel our Outback Steakhouse and Carrabba’s Italian Grill restaurants, use limited-time offers and multimedia marketing campaigns to drive traffic, selectively expand the lunch daypart and introduce innovative menu items that match evolving consumer preferences. In addition, in April 2013, we accelerated our restaurant relocation plan primarily related to the Outback Steakhouse brand.  This multi-year relocation plan will begin with approximately 10 to 20 restaurants

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in 2013, of which some will not be completed until 2014, and would result in additional expenses in the range of $4.0 million to $8.0 million in 2013.

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

•
Drive Margin Improvement. We believe we have the opportunity to increase our margins through leveraging increases in average unit volumes and cost reductions in labor, food, supply chain and restaurant facilities.

We believe that the combination of macro-economic and other factors have put considerable pressure on sales in the casual dining industry thus far in 2013 and, as a result, the first quarter of 2013 has reflected a slowdown in our comparable restaurant sales growth.  For example, the ongoing impacts of the housing crisis, high unemployment, the so-called “sequester” and related governmental spending and budget matters, gasoline prices, reduced disposable consumer income and consumer confidence have had a negative effect on discretionary consumer spending.  As these conditions persist, we will face increased pressure with respect to our pricing, traffic levels and commodity costs.  We believe that in this environment, we will need to maintain our focus on value and innovation to continue to drive sales.

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

•
Adjusted income from operations, Adjusted net income attributable to Bloomin’ Brands, Inc., Adjusted diluted earnings per share and Adjusted diluted earnings per pro forma share—non-GAAP financial measures utilized to evaluate our operating performance (see “—Non-GAAP Financial Measures” section below for further information); and

•	Customer satisfaction scores—measurement of our customers’ experiences in a variety of key attributes.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	MARCH 31,
	2013	2012
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned—domestic (1)	663	670
Company-owned—international (1)	117	110
Franchised—domestic	106	106
Franchised and joint venture—international	89	81
Total	975	967
Carrabba’s Italian Grill
Company-owned	234	230
Franchised	1	1
Total	235	231
Bonefish Grill
Company-owned	174	151
Franchised	7	7
Total	181	158
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	65	64
Roy’s
Company-owned	22	22
System-wide total	1,478	1,442
____________________

(1)
One Company-owned restaurant in Puerto Rico that was previously included in Outback Steakhouse (international) is now included in Outback Steakhouse (domestic). The prior period has been revised to conform to the current period presentation.

We operate restaurants under brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods, and as a result, aggregate our operating segments into a single reporting segment.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, percentages that items in our Consolidated Statements of Operations and Comprehensive Income bear to Total revenues or Restaurant sales, as indicated:

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
Revenues
Restaurant sales	99.1%	99.0%
Other revenues	0.9	1.0
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	32.3	32.1
Labor and other related (1)	27.7	28.1
Other restaurant operating (1)	21.6	20.9
Depreciation and amortization	3.7	3.7
General and administrative	6.6	7.2
Provision for impaired assets and restaurant closings	0.2	0.4
Income from operations of unconsolidated affiliates	(0.3)	(0.2)
Total costs and expenses	91.1	91.4
Income from operations	8.9	8.6
Loss on extinguishment of debt	—	(0.3)
Other (expense) income, net	(*)	*
Interest expense, net	(2.0)	(2.0)
Income before provision for income taxes	6.9	6.3
Provision for income taxes	0.9	1.2
Net income	6.0	5.1
Less: net income attributable to noncontrolling interests	0.2	0.4
Net income attributable to Bloomin’ Brands, Inc.	5.8%	4.7%

Net income	6.0%	5.1%
Other comprehensive income:
Foreign currency translation adjustment	(0.4)	0.3
Comprehensive income	5.6	5.4
Less: comprehensive income attributable to noncontrolling interests	0.2	0.4
Comprehensive income attributable to Bloomin’ Brands, Inc.	5.4%	5.0%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Restaurant sales

	THREE MONTHS ENDED
	MARCH 31,
(dollars in millions):	2013	2012	$ Change	% Change
Restaurant sales	$1,082.4	$1,045.5	$36.9	3.5%

The increase in restaurant sales in the three months ended March 31, 2013 as compared to the same period in 2012 was primarily attributable to (i) additional revenues of approximately $24.7 million from the opening of 44 new restaurants not included in our comparable restaurant sales base and (ii) a $15.9 million increase in comparable restaurant sales at our existing restaurants (including a 1.6% combined comparable restaurant sales increase in the first quarter of 2013 at our core domestic concepts) which was primarily due to increases in customer traffic and general menu prices which were partially offset by mix in our product sales. The increases in customer traffic were primarily driven by selective daypart expansion across certain concepts, innovations in menu, service, promotions and operations across the portfolio and renovations at additional Outback Steakhouse locations partially offset by unfavorable winter weather conditions and the additional day in February 2012 due to Leap Year. The increase in restaurant sales in the three months ended March 31, 2013 as compared to the same period in 2012 was partially offset by a $3.7 million decrease from the closing of eight restaurants since March 31, 2012.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for our core brands:

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
Average restaurant unit volumes (weekly):
Outback Steakhouse (1)	$66,943	$64,452
Carrabba’s Italian Grill	$62,134	$62,510
Bonefish Grill	$65,604	$64,869
Fleming’s Prime Steakhouse and Wine Bar	$84,966	$80,511
Operating weeks:
Outback Steakhouse (1)	8,542	8,706
Carrabba’s Italian Grill	3,009	2,991
Bonefish Grill	2,192	1,957
Fleming’s Prime Steakhouse and Wine Bar	836	832
Year over year percentage change:
Menu price increases: (2)
Outback Steakhouse	2.1%	2.0%
Carrabba’s Italian Grill	1.4%	2.4%
Bonefish Grill	1.9%	2.7%
Fleming’s Prime Steakhouse and Wine Bar	2.1%	2.4%
Comparable restaurant sales (stores open 18 months or more):
Outback Steakhouse (1)	2.5%	5.2%
Carrabba’s Italian Grill	(1.7)%	4.3%
Bonefish Grill	0.5%	6.2%
Fleming’s Prime Steakhouse and Wine Bar	5.0%	5.4%
Combined (concepts above)	1.6%	5.2%
____________________

(1)
One Company-owned restaurant in Puerto Rico that was previously included in Outback Steakhouse (international) is now included in Outback Steakhouse (domestic). This change affects the calculation of average restaurant unit volumes, operating weeks and comparable restaurant sales. The prior period has been revised to conform to the current period presentation.

(2)	The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES

Cost of sales

	THREE MONTHS ENDED
	MARCH 31,
(dollars in millions):	2013	2012	Change
Cost of sales	$350.0	$335.9
% of Restaurant sales	32.3%	32.1%	0.2%

Cost of sales, consisting of food and beverage costs, increased as a percentage of restaurant sales in the three months ended March 31, 2013 as compared to the same period in 2012.  The increase as a percentage of restaurant sales was primarily 0.8% from increases in the cost of beef and 0.4% from changes in our liquor, beer and wine mix and product mix. The increase was partially offset by decreases as a percentage of restaurant sales of 0.4% from the impact of certain cost savings initiatives, 0.4% from menu price increases and 0.2% from decreases in seafood.

Labor and other related expenses

	THREE MONTHS ENDED
	MARCH 31,
(dollars in millions):	2013	2012	Change
Labor and other related	$299.9	$293.5
% of Restaurant sales	27.7%	28.1%	(0.4)%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (“PEP”) and Partner Ownership Account (“POA”) deferred compensation plans (see “—Liquidity and Capital Resources—Deferred Compensation Plans”), and other incentive compensation expenses.  Labor and other related expenses decreased as a percentage of restaurant sales in the three months ended March 31, 2013 as compared to the same period in 2012.  The decrease as a percentage of restaurant sales was primarily attributable to the following: (i) 0.4% from changes in deferred compensation participant accounts, (ii) 0.3% from the impact of certain cost savings initiatives and (iii) 0.3% from higher average unit volumes at the majority of our restaurants. The decreases were partially offset by increases as a percentage of restaurant sales of 0.6% from higher kitchen and service labor costs and 0.2% from higher field management labor and bonus expenses.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other restaurant operating expenses

	THREE MONTHS ENDED
	MARCH 31,
(dollars in millions):	2013	2012	Change
Other restaurant operating	$233.8	$219.0
% of Restaurant sales	21.6%	20.9%	0.7%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  The increase as a percentage of restaurant sales in the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to the following: (i) 0.4% of higher restaurant occupancy costs as a result of a sale-leaseback transaction, (ii) 0.4% in higher advertising expense and (iii) 0.2% in higher restaurant pre-opening and repair and maintenance costs. The increases were offset by decreases as a percentage of restaurant sales primarily from 0.3% from higher average unit volumes at the majority of our restaurants and 0.2% from certain cost savings initiatives.

General and administrative

	THREE MONTHS ENDED
	MARCH 31,
(in millions):	2013	2012	Change
General and administrative	$72.5	$76.0	$(3.5)

General and administrative costs decreased in the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to the following: (i) $6.7 million of lower legal and other professional fees resulting from amendment and restatement of a lease between OSI and PRP in the first quarter of 2012, (ii) $2.3 million of lower management fees due to the termination of the management agreement in connection with our initial public offering, (iii) $2.2 million of net gain on the termination of split-dollar life insurance policies and (iv) $1.9 million of decreased general and administrative costs associated with field support, managers-in-training and field compensation and bonus expense. These decreases were partially offset by the following: (i) $3.9 million of increased expenses due to the timing of our annual managing partner conference, (ii) $3.7 million of higher stock-based compensation and (iii) $1.6 million net decrease in gains associated with the cash surrender value of life insurance investments.

Provision for impaired assets and restaurant closings

	THREE MONTHS ENDED
	MARCH 31,
(in millions):	2013	2012	Change
Provision for impaired assets and restaurant closings	$1.9	$4.4	$(2.5)

Restaurant impairment charges primarily resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, mainly due to declining future cash flows from lower projected sales at existing locations and locations identified for relocation or renovation (see “—Liquidity and Capital Resources—Fair Value Measurements” for additional information).

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income from operations

	THREE MONTHS ENDED
	MARCH 31,
(dollars in millions):	2013	2012	Change
Income from operations	$96.9	$90.4
% of Total revenues	8.9%	8.6%	0.3%

During the three months ended March 31, 2013, income from operations increased as a percentage of total revenues as compared to the same period in 2012 primarily attributable to lower General and administrative expenses and charges for asset impairment and restaurant closings.

Loss on extinguishment of debt

During the first quarter of 2012, we recorded a $2.9 million loss related to the extinguishment of the CMBS Loan in connection with New PRP entering into the 2012 CMBS Loan. See “—Liquidity and Capital Resources—Credit Facilities and Other Indebtedness” for a further description.

Provision for income taxes

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012	Change
Effective income tax rate	14.1%	19.2%	(5.1)%

The net decrease in the effective income tax rate in the three months ended March 31, 2013 as compared to the same period in the prior year was primarily due to a decrease in the projected foreign pretax book income and the foreign provision being a smaller percentage of projected consolidated pretax annual income.

The effective income tax rate for the three months ended March 31, 2013 was lower than the blended federal and state statutory rate of 38.6% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips, the foreign rate differential, a decrease in the valuation allowance and the elimination of noncontrolling interest together being such a large percentage of projected annual pretax income.  The effective income tax rate for the three months ended March 31, 2012 was lower than the blended federal and state statutory rate of 38.7% due to the benefit of the tax credit for excess FICA tax on employee-reported tips and the elimination of noncontrolling interest together being such a large percentage of pretax income. This was partially offset by an increase in the valuation allowance.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In addition to the results provided in accordance with U.S. GAAP, we provide non-GAAP measures which present operating results on an adjusted or pro forma basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include system-wide sales, Adjusted income from operations, Adjusted net income attributable to Bloomin’ Brands, Inc., Adjusted diluted earnings per share and Adjusted diluted earnings per pro forma share. These non-GAAP measures are not measurements of our operating or financial performance under U.S. GAAP and should not be considered as an alternative to performance measures derived in accordance with U.S. GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.

System-Wide Sales

System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. System-wide sales is comprised of sales of Company-owned restaurants and sales of franchised and unconsolidated joint venture restaurants. The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
COMPANY-OWNED RESTAURANT SALES (in millions):
Outback Steakhouse
Domestic (1)	$572	$561
International (1)	88	82
Total	660	643
Carrabba’s Italian Grill	187	187
Bonefish Grill	143	127
Fleming’s Prime Steakhouse and Wine Bar	71	67
Other	21	21
Total Company-owned restaurant sales	$1,082	$1,045
____________________

(1)
Company-owned restaurant sales for one location in Puerto Rico that were previously included in Outback Steakhouse (international) are now included in Outback Steakhouse (domestic). The prior period has been revised to conform to the current period presentation.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
FRANCHISE AND UNCONSOLIDATED JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$83	$82
International	94	87
Total	177	169
Carrabba’s Italian Grill	1	1
Bonefish Grill	5	5
Total franchise and unconsolidated joint venture sales (1)	$183	$175
Income from franchise and unconsolidated joint ventures (2)	$11	$11
_____________________

(1)	Franchise and unconsolidated joint venture sales are not included in revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive Income in Other revenues and Income from operations of unconsolidated affiliates, respectively.

Other Financial Measures

Adjusted income from operations, Adjusted net income attributable to Bloomin’ Brands, Inc., Adjusted diluted earnings per share and Adjusted diluted earnings per pro forma share are non-GAAP measures calculated by eliminating from income from operations, net income and diluted earnings per share the impact of items we do not consider indicative of our ongoing operations. We provide these adjusted operating results because we believe they are useful for investors to assess the operating performance of our business without the effect of these adjustments. For the periods presented, the non-GAAP adjustments include transaction-related expenses primarily attributable to the refinancing of our long-term debt, management fees paid to the management company associated with our Sponsors and Founders, losses incurred on the extinguishment of long-term debt and the tax effect of these items. In addition, Adjusted diluted earnings per pro forma share gives effect to the issuance of shares in our initial public offering as if they were all outstanding on January 1, 2012.

The use of these measures permits a comparative assessment of our operating performance relative to our performance based on U.S. GAAP results, while isolating the effects of certain items that vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent. In the future, we may incur expenses or generate income similar to the adjusted items. We further believe that the disclosure of these non-GAAP measures is useful to investors as they form the basis for how our management team and Board of Directors evaluate our performance including for achievement of objectives under our cash and equity compensation plans. By disclosing these non-GAAP measures, we believe that we create for investors a greater understanding of, and an enhanced level of transparency into, the means by which our management team operates our business.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles Adjusted income from operations, Adjusted net income attributable to Bloomin’ Brands, Inc., Adjusted diluted earnings per share and Adjusted diluted earnings per pro forma share, for the three months ended March 31, 2013 and 2012 to their respective most comparable U.S. GAAP measures (in thousands, except per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Income from operations	$96,860	$90,408
Transaction-related expenses (1)	—	6,761
Management fees and expenses (2)	—	2,326
Adjusted income from operations	$96,860	$99,495

Net income attributable to Bloomin’ Brands, Inc.	$63,223	$49,999
Transaction-related expenses (1)	—	6,761
Management fees and expenses (2)	—	2,326
Loss on extinguishment of debt (3)	—	2,851
Total adjustments, before income taxes	—	11,938
Income tax effect of adjustments (4)	—	(2,291)
Net adjustments	—	9,647
Adjusted net income attributable to Bloomin’ Brands, Inc.	$63,223	$59,646

Diluted earnings per share	$0.50	$0.47
Adjusted diluted earnings per share	$0.50	$0.56
Adjusted diluted earnings per pro forma share	$0.50	$0.49

Diluted weighted average common shares outstanding	126,507	107,058
Pro forma IPO adjustment (5)	—	14,197
Pro forma diluted weighted average common shares outstanding (5)	126,507	121,255
_________________

(1)	Transaction-related expenses primarily relate to costs incurred in association with the refinancing of the 2012 CMBS Loan.

(2)
Represents management fees, out-of-pocket expenses and certain other reimbursable expenses paid to a management company owned by our Sponsors and Founders under a management agreement with us. In accordance with the terms of an amendment, this agreement terminated immediately prior to the completion of our initial public offering in August 2012.

(3)	Loss on extinguishment of debt is related to the extinguishment of the CMBS Loan in connection with New PRP entering into the 2012 CMBS Loan.

(4)	Income tax effect of adjustments for the three months ended March 31, 2012 was calculated using our projected full-year effective tax rate of 19.2%.

(5)
Gives pro forma effect to the issuance of shares in the initial public offering as if they were all outstanding on January 1, 2012. There is no effect of this adjustment to the three months ended March 31, 2013.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

We believe that expected cash flow from operations, available borrowing capacity and restricted cash balances are adequate to finance our growth strategies and to fund debt service requirements, operating lease obligations, capital expenditures, working capital obligations and other significant commitments for the next twelve months.  However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

As of March 31, 2013, we had approximately $187.4 million in available unused borrowing capacity under OSI’s senior secured revolving credit facility (after giving effect to undrawn letters of credit of approximately $37.6 million) (see “—Credit Facilities and Other Indebtedness”).

TRANSACTIONS

In connection with the settlement of litigation with T-Bird Nevada, LLC and its affiliates (collectively, “T-Bird”), which include the franchisees of 56 Outback Steakhouse restaurants in California, T-Bird has a right (referred to as the “Put Right”), which would require us to purchase for cash all of the ownership interests in the T-Bird entities that own Outback Steakhouse restaurants and certain rights under the development agreement with T-Bird. The Put Right is non-transferable, other than under limited circumstances set forth in the settlement agreement. The Put Right is exercisable by T-Bird until August 13, 2013. If the Put Right is exercised, we will pay a purchase price equal to a multiple of the T-Bird entities’ adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) for the trailing 12 months, net of liabilities of the T-Bird entities. The multiple is equal to 75% of the multiple of our adjusted EBITDA reflected in our stock price. We have a one-time right to reject the exercise of the Put Right if the transaction would be dilutive to our consolidated earnings per share. In such event, the Put Right is extended until the first anniversary of our notice to the T-Bird entities of such rejection. If exercised, the closing of the Put Right will be the last business day of the third full calendar month immediately following the month in which notification of the exercise of the Put Right (the “Put Notice”) is given. If the weighted average closing price of our common stock during the month immediately prior to the month the closing date is to occur is more than 20% less than the closing price on the date the Put Notice is delivered, the T-Bird entities will have a one-time right to delay the closing for two months. If the closing date is delayed, the T-Bird entities multiple will be calculated based on the weighted average closing price of our common stock during the calendar month immediately prior to the month of the newly scheduled closing date. The closing of the Put Right is subject to certain conditions, including the negotiation of a transaction agreement reasonably acceptable to the parties, the absence of dissenters’ rights being exercised by the equity owners above a specified level, non-revocation by the T-Bird entities of the exercise of the Put Right and compliance with our debt agreements.

On April 10, 2013, OSI completed a repricing of its senior secured term loan B facility pursuant to the Amended Credit Agreement. The Amended Credit Agreement replaces OSI’s existing senior secured term loan B facility with the New Term Loan B. The New Term Loan B has the same principal amount outstanding (as of the repricing date) of $975.0 million, maturity date of October 26, 2019, amortization schedule and financial covenants but a lower applicable interest rate than the existing senior secured term loan B facility. The Amended Credit Agreement decreased the interest rate applicable to the New Term Loan B to 150 basis points over the Base Rate or 250 basis points over the Eurocurrency Rate as defined in the Credit Agreement and reduced the interest rate floors applicable to the New Term Loan B to 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate (see “—Credit Facilities and Other Indebtedness”).

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CASH FLOWS

We require capital primarily for principal and interest payments on our debt, prepayment requirements under our term loan B facility (see “—Credit Facilities and Other Indebtedness”), obligations related to our deferred compensation plans, the development of new restaurants, remodeling or relocating older restaurants, investments in technology and acquisitions of the interests of our franchisees and joint venture partners.

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Net cash provided by operating activities	$18,100	$2,096
Net cash (used in) provided by investing activities	(38,394)	155,820
Net cash used in financing activities	(21,226)	(306,404)
Effect of exchange rate changes on cash and cash equivalents	(2,701)	1,463
Net decrease in cash and cash equivalents	$(44,221)	$(147,025)

Operating activities

Net cash provided by operating activities increased in the three months ended March 31, 2013 as compared to the same period in 2012 primarily as a result of the following: (i) timing of accounts payable and certain accrual payments, (ii) utilization of inventory on hand and (iii) a decrease in cash paid for income taxes.  The increase in net cash provided by operating activities was partially offset by the following: (i) a decrease in cash due to timing of collections of holiday gift card sales from third-party vendors, (ii) an increase in cash paid for interest on our outstanding debt obligations and (iii) $2.2 million of cash paid to terminate certain split-dollar life insurance policies.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2013 consisted primarily of capital expenditures of $41.0 million partially offset by proceeds from the disposal of property, fixtures and equipment of $1.8 million and the $1.1 million net difference in restricted cash. Net cash provided by investing activities during the three months ended March 31, 2012 consisted primarily of proceeds from a sale-leaseback transaction of $192.9 million partially offset by capital expenditures of $34.0 million and the $4.3 million net difference between restricted cash received and restricted cash used.

We estimate that our capital expenditures will total between approximately $220.0 million and $250.0 million in 2013. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things. We expect to continue to review the level of capital expenditures throughout the remainder of 2013.

Financing activities

Net cash used in financing activities during the three months ended March 31, 2013 was primarily attributable to the following: (i) repayments of long-term debt of $30.6 million, (ii) repayments of partner deposits and accrued partner obligations of $4.2 million and (iii) distributions to noncontrolling interests of $2.4 million.  This was partially offset by the receipt of proceeds from the exercise of stock options of $10.6 million and repayments of notes receivable due from stockholders of $5.3 million. Net cash used in financing activities during the three months ended March 31, 2012 was primarily attributable to the following: (i) extinguishment of PRP’s CMBS Loan of $777.6 million, (ii) repayments of partner deposits and accrued partner obligations of $9.2 million, (iii) repayments of long-term debt of

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$6.6 million, (iv) deferral of $5.4 million of financing fees associated with the refinancing of PRP’s CMBS Loan and (v) distributions to noncontrolling interests of $4.2 million. This was partially offset by the proceeds received from the 2012 CMBS Loan of $495.2 million.

FINANCIAL CONDITION

Current assets decreased to $427.7 million at March 31, 2013 as compared with $487.8 million at December 31, 2012. This decrease was primarily due to a $44.2 million decrease in Cash and cash equivalents (see “—Summary of Cash Flows”) and a $10.3 million decrease in Inventories primarily due to the utilization of inventory on hand and timing of deliveries at the end of the period. Current liabilities decreased to $574.6 million at March 31, 2013 as compared with $691.4 million at December 31, 2012 primarily due to the following: (i) a $97.4 million decrease in Unearned revenue as a result of the seasonal pattern of gift card and promotional sales and redemptions, (ii) a $9.8 million decrease in the Current portion of long-term debt mainly due to the voluntary prepayments on the term loan B made in the first quarter of 2013 extending future principal payments in excess of 12 months, and (iii) a $18.6 million decrease in Accrued and other current liabilities primarily from a decrease in accrued payroll and other compensation for 2012 related compensation paid in March 2013. These decreases were partially offset by an increase of $9.2 million in Accounts payable due to the timing of payments.

Working capital (deficit) totaled ($146.8) million and ($203.6) million at March 31, 2013 and December 31, 2012, respectively, and included Unearned revenue from unredeemed gift cards of $232.1 million and $329.5 million at March 31, 2013 and December 31, 2012, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and for capital expenditures.

CREDIT FACILITIES AND OTHER INDEBTEDNESS

We are a holding company and conduct our operations through our subsidiaries, certain of which have incurred their own indebtedness as described below.

On October 26, 2012, OSI entered the Credit Agreement with a syndicate of institutional lenders and financial institutions.  The Credit Facilities provide for senior secured financing of up to $1.225 billion, consisting of a $1.0 billion term loan B and a $225.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities. The term loan B was issued with an original issue discount of $10.0 million.

The senior secured term loan B matures October 26, 2019.  The borrowings under this facility bear interest at rates ranging from 225 to 250 basis points over the Base Rate or 325 to 350 basis points over the Eurocurrency Rate as defined in the Credit Agreement.  The Base Rate option is the highest of (i) the prime rate of Deutsche Bank Trust Company Americas, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency Rate with a one-month interest period plus 1.0% (“Base Rate”) (3.25% at March 31, 2013 and December 31, 2012).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.20% to 0.44% and 0.21% to 0.51% at March 31, 2013 and December 31, 2012, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders. With respect to the senior secured term loan B, the Base Rate is subject to an interest rate floor of 2.25%, and the Eurocurrency Rate is subject to an interest rate floor of 1.25%.

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

The Credit Facilities require scheduled quarterly payments on the term loan B equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters commencing with the quarter ending March 31, 2013.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity. The outstanding balance, excluding the debt discount, on the term loan B was $975.0 million and $1.0 billion at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, none of the outstanding balance on the term loan B was classified as current due to voluntary prepayments of $25.0 million made by OSI during the first quarter of 2013 and the results of its projected covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required. The amount of outstanding term loans required to be prepaid in accordance with OSI’s debt covenants may vary based on year-end results. At December 31, 2012, $10.0 million of the outstanding balance on the term loan B was classified as current due to OSI’s required quarterly payments.

The revolving credit facility matures October 26, 2017 and provides for swing-line loans and letters of credit of up to $225.0 million for working capital and general corporate purposes.  The revolving credit facility bears interest at rates ranging from 200 to 250 basis points over the Base Rate or 300 to 350 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at March 31, 2013 or December 31, 2012, however, $37.6 million and $41.2 million, respectively, of the credit facility was committed for the issuance of letters of credit and not available for borrowing. Total outstanding letters of credit issued under OSI’s revolving credit facility may not exceed $100.0 million.

At March 31, 2013 and December 31, 2012, OSI was in compliance with its debt covenants. See the 2012 Form 10-K for further information about OSI’s debt covenant requirements.

On April 10, 2013, OSI completed a repricing of its senior secured term loan B facility pursuant to the First Amendment to Credit Agreement, Guaranty and Security Agreement, among OSI, OSI HoldCo, Inc., the subsidiary guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, and a syndicate of institutional lenders and financial institutions.

The Amended Credit Agreement replaces OSI’s existing senior secured term loan B facility with the New Term Loan B. The New Term Loan B has the same principal amount outstanding (as of the repricing date) of $975.0 million, maturity date of October 26, 2019, amortization schedule and financial covenants but a lower applicable interest rate than the existing senior secured term loan B facility. Voluntary prepayments made on the principal amount outstanding since the inception of the Credit Agreement will continue to be treated as prepayments for purposes of determining amortization payment and mandatory prepayment requirements under the New Term Loan B.

The Amended Credit Agreement decreased the interest rate applicable to the New Term Loan B to 150 basis points over the Base Rate or 250 basis points over the Eurocurrency Rate and reduced the interest rate floors applicable to the New Term Loan B to 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate.  Prepayments or amendments of the New Term Loan B that constitute a “repricing transaction” (as defined in the Amended Credit Agreement) will be subject to a premium of 1.00% of the New Term Loan B if prepaid or amended on or prior to October 10, 2013. Prepayments and repricings made after October 10, 2013 will not be subject to premium or penalty.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to the terms of the Credit Agreement, we were required to pay a prepayment penalty of approximately $10.0 million at closing in connection with the repricing transaction. Additional professional fees will also be recorded in the second quarter of 2013 as well as an adjustment of the deferred financing fees and unamortized debt discount based on completion of our analysis of debt extinguishment or modification treatment for the repricing. We anticipate the costs incurred in connection with the repricing, including the prepayment penalty, will range from $14.0 million to $17.0 million. As a result of the repricing, we expect to reduce annual cash interest expense by approximately $12.0 million (approximately $9.0 million in 2013), assuming a constant principal balance and interest rate environment.

Effective March 27, 2012, New PRP entered into the 2012 CMBS Loan with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and was comprised of a first mortgage loan in the amount of $324.8 million, collateralized by 261 of our properties, and two mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017. The first mortgage loan has five fixed rate components and a floating rate component. The fixed rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day LIBOR (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.0% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum.

The proceeds from the 2012 CMBS Loan, together with the proceeds from a sale-leaseback transaction and excess cash held in PRP, were used to repay PRP’s existing CMBS Loan. During the first quarter of 2012, we recorded a $2.9 million loss related to the extinguishment in Loss on extinguishment of debt in our Consolidated Statement of Operations and Comprehensive Income.

At March 31, 2013 and December 31, 2012, the outstanding balance, excluding the debt discount, on the 2012 CMBS Loan was $491.5 million and $493.9 million, respectively.

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

In connection with the 2012 CMBS Loan, we entered into an interest rate cap with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. This interest rate cap had a nominal fair market value at March 31, 2013 and December 31, 2012.

We recorded $1.1 million and $3.9 million of impairment charges during the three months ended March 31, 2013 and 2012, respectively, as a result of fair value measurement on a nonrecurring basis primarily related to certain specifically identified restaurant locations that have, or are scheduled to be, relocated or closed or are under-performing.  The

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

impaired long-lived assets had $4.4 million and $0.9 million of remaining fair value at March 31, 2013 and 2012, respectively. Restaurant closure and related expenses of $0.8 million and $0.5 million were recognized for the three months ended March 31, 2013 and 2012, respectively. Impairment losses for long-lived assets held and used and restaurant closure and related expenses were recognized in Provision for impaired assets and restaurant closings in our Consolidated Statements of Operations and Comprehensive Income.

We primarily used third-party market appraisals (Level 2) and discounted cash flow models (Level 3) to estimate the fair value of the long-lived assets.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.

The following table presents quantitative information related to the range of unobservable inputs used in our Level 3 fair value measurements for the impairment losses incurred in the three months ended March 31, 2013 and 2012:

	THREE MONTHS ENDED MARCH 31,
UNOBSERVABLE INPUT	2013	2012
Weighted-average cost of capital	9.5%	11.2%
Long-term growth rates	2.0%	3.0%
Annual revenue growth rates (1)	2.4% - 3.0%	(8.7)% - 3.0%
________________

(1)	Weighted average of the annual revenue growth rates unobservable input range for the three months ended March 31, 2013 and 2012 were 2.6% and 2.4%, respectively.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In April 2011, we modified our managing and chef partner compensation structure to provide greater incentives for sales and profit growth.  Under the revised program, managing and chef partners continue to sign five-year employment agreements and receive monthly distributions of the same percentage of their restaurant’s cash flow as under the prior program. However, under the revised program, in lieu of participation in the PEP, managing partners and chef partners are eligible to receive deferred compensation payments under a new POA.  The POA places greater emphasis on year-over-year growth in cash flow than the PEP. Managing and chef partners receive a greater value under the POA than they would have received under the PEP if certain levels of year-over-year cash flow growth are achieved and a lesser value than under the PEP if these levels are not achieved. As of March 31, 2013 and December 31, 2012, our POA liability was $16.8 million and $15.3 million, respectively, which primarily was recorded in Partner deposits and accrued partner obligations in our Consolidated Balance Sheets.

In June 2007, certain stock options that had been granted to managing and chef partners under a previously existing managing partner stock plan upon completion of a previous employment contract were converted into the right to receive cash in the form of a “Supplemental PEP” contribution.

As of March 31, 2013, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $127.6 million, of which $18.6 million and $109.0 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet. As of December 31, 2012, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $122.6 million, of which $17.8 million and $104.8 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet. Partners allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of March 31, 2013 and December 31, 2012, we had approximately $69.2 million and $67.8 million, respectively, in various corporate owned life insurance policies held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations primarily under the PEP, Supplemental PEP and POA. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

As of March 31, 2013 and December 31, 2012, there were $73.8 million and $65.1 million, respectively, of unfunded obligations primarily related to the PEP, Supplemental PEP and POA, excluding amounts not yet contributed to the partners’ investment funds, which may require the use of cash resources in the future.

We require the use of capital to fund the PEP and the POA as each managing and chef partner earns a contribution, and currently estimate funding requirements ranging from $17.0 million to $19.0 million for PEP and from $6.0 million to $8.0 million for POA in each of the next two years through March 31, 2015.  Actual funding of the current PEP and POA obligations and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

Area Operating Partners

Historically, an area operating partner was required, as a condition of employment and within 30 days of the opening of his or her first restaurant, to make an initial investment of $50,000 in the Management Partnership that provides supervisory services to the restaurants that the area operating partner oversees.  This interest gave the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ monthly cash flows for the duration of the agreement, typically ranging from 4.0% to 9.0%.  We have the option to

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement.

For restaurants opened on or between January 1, 2007 and December 31, 2011, the area operating partner’s percentage of cash distributions and buyout percentage is calculated based on the associated restaurant’s return on investment compared to our targeted return on investment and ranges from 3.0% to 12.0% depending on the concept.  This percentage is determined after the first five full calendar quarters from the date of the associated restaurant’s opening and is adjusted each quarter thereafter based on a trailing 12-month restaurant return on investment.  The buyout percentage is the area operating partner’s average distribution percentage for the 24 months immediately preceding the buyout.  Buyouts are paid in cash within 90 days or paid over a two-year period.

In April 2012, we revised our area operating partner program for restaurants opened on or after January 1, 2012. For these restaurants, an area operating partner is required, as a condition of employment, to make a deposit of $10,000 within thirty days of the opening of each new restaurant that he or she oversees, up to a maximum deposit of $50,000 (taking into account investments under prior programs).  This deposit gives the area operating partner the right to monthly payments based on a percentage of his or her restaurants’ monthly cash flows for the time period that the area operating partner oversees the restaurant, typically ranging from 4.0% to 4.5%. After the restaurant has been open for a five-year period, the area operating partner will receive a bonus equal to a multiple of the area operating partner’s average monthly payments for the 24 months immediately preceding the bonus date.  The bonus will be paid within 90 days or over a two-year period, depending on the bonus amount.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2012, we had a valuation allowance against deferred income tax assets recorded of $72.5 million, of which $67.7 million was for U.S. deferred income tax assets. We have reviewed and will continue to review our conclusions about the appropriate amount of our deferred income tax asset valuation allowance in light of circumstances existing in future periods. To the extent we continue to generate pretax income in the U.S. in fiscal 2013 at a sufficient level, then, absent other factors indicating a contrary conclusion, we will consider a potential reversal of the U.S. related valuation allowance within the next nine to 12 months.  Should we reverse the valuation allowance, a discrete tax benefit ranging from $40.0 million to $50.0 million related to the valuation allowance recorded at December 31, 2012 could be realized. Any release of valuation allowance will be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital. Such reversal will impact our quarterly and annual effective income tax rates and could result in an overall income tax benefit in the period of release. We expect to continue to generate significant U.S. income tax credits, which combined with the mix of U.S. and foreign earnings in periods subsequent to the reversal will result in an effective income tax rate that is lower than the blended federal and state statutory rate.
As of March 31, 2013 and December 31, 2012, we had $217.5 million and $261.7 million, respectively, in cash and cash equivalents (excluding restricted cash of $19.0 million and $20.1 million, respectively), of which approximately $92.7 million and $92.9 million, respectively, was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. Based on cash and working capital projections within domestic tax jurisdictions, we believe we will generate sufficient cash flows from our United States operations to meet our future debt repayment requirements, anticipated working capital needs and planned capital expenditures, as well as all of our other business needs in the United States.
A provision for income taxes has not been recorded for any United States or additional foreign taxes on undistributed earnings related to our foreign affiliates as these earnings were and are expected to continue to be permanently reinvested. If we identify an exception to our general reinvestment policy of undistributed earnings, additional taxes will be recorded. It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings. The international jurisdictions in which we operate do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.
We are currently under examination by the IRS for the years ended December 31, 2009 through 2011. At this time, we do not believe that the outcome of any examination will have a material impact on our results of operations or financial position.
DIVIDENDS
We did not declare or pay any dividends on our common stock during 2012 or the first quarter of 2013. Our Board of Directors does not intend to pay regular dividends on our common stock. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in the Credit Facilities and other considerations, determine to pay dividends in the future.
Our ability to pay dividends is dependent on our ability to obtain funds from our subsidiaries. Payment of dividends by OSI to Bloomin’ Brands is restricted under the Credit Facilities to dividends for the purpose of paying Bloomin’ Brands’ franchise and income taxes and ordinary course operating expenses; dividends for certain other limited purposes; and other dividends subject to an aggregate cap over the term of the agreement.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2013-05”). Under ASU No. 2013-05, an entity would recognize cumulative translation adjustments in earnings when it ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. However, when an entity sells either a part or all of its investment in a consolidated foreign entity, an entity would recognize cumulative translation adjustments in earnings only if the parent no longer has a controlling financial interest in the foreign entity as a result of the sale. In the case of sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustments attributable to the equity method investment would be recognized in earnings upon sale of the equity method investment. In addition, cumulative translation adjustments would be recognized in earnings upon a business combination achieved in stages such as a step acquisition. ASU No. 2013-05 is effective for public companies for fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years, with early adoption permitted. We will adopt ASU No. 2013-05 effective January 1, 2014 with prospective application to the derecognition of any foreign entity subsidiaries, groups of assets or investments in foreign entities completed on or after January 1, 2014. The impact of ASU No. 2013-05 on our financial position, results of operations and cash flows is dependent on future transactions resulting in derecognition of our foreign assets, subsidiaries or investments in foreign entities completed on or after adoption.

BLOOMIN’ BRANDS, INC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.  We have not experienced a material change in market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices since December 31, 2012.  See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk” in our 2012 Form 10-K for further information about market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.

PART II:  OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2012 Form 10-K which could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2012 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

BLOOMIN’ BRANDS, INC.

Item 6.  Exhibits

Exhibit Number	Description of Exhibits

10.01
First Amendment to Credit Agreement, Guaranty and Security Agreement dated as of April 10, 2013 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Subsidiary Guarantors, the Lenders and Deutsche Bank Trust Company Americas, as administrative agent for the Lenders (filed herewith)

10.02*
Split-Dollar Termination Agreement made and entered into February 28, 2013 by and between OSI Restaurant Partners, LLC and Dirk A. Montgomery, in his individual capacity and in his capacity as Trustee of the Dirk A. Montgomery Revocable Trust dated April 12, 2001 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 001-35625, and incorporated herein by reference)

10.03*
Split-Dollar Termination Agreement made and entered into March 21, 2013 by and between OSI Restaurant Partners, LLC, Shamrock PTC, LLC, in its capacity as sole Trustee of The Chris Sullivan 2008 Insurance Trust dated July 17, 2008, and Chris Sullivan, in his individual capacity (filed herewith)

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

Date:	May 1, 2013	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]