Form 10-Q
period 2013-06-30
Bloomin' Brands, Inc.
filed 2013-08-01
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of July 26, 2013, 124,187,352 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2013
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$222,441	$261,690
Current portion of restricted cash	3,874	4,846
Inventories	64,977	78,181
Deferred income tax assets	49,321	39,774
Other current assets, net	99,330	103,321
Total current assets	439,943	487,812
Restricted cash	15,419	15,243
Property, fixtures and equipment, net	1,527,149	1,506,035
Investments in and advances to unconsolidated affiliates, net	38,959	36,748
Goodwill	269,231	270,972
Intangible assets, net	544,660	551,779
Deferred income tax assets	2,714	2,532
Other assets, net	142,315	145,432
Total assets	$2,980,390	$3,016,553

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$131,713	$131,814
Accrued and other current liabilities	170,849	192,284
Current portion of partner deposits and accrued partner obligations	13,658	14,771
Unearned revenue	220,420	329,518
Current portion of long-term debt	13,483	22,991
Total current liabilities	550,123	691,378
Partner deposits and accrued partner obligations	79,411	85,762
Deferred rent	97,117	87,641
Deferred income tax liabilities	150,011	195,874
Long-term debt, net	1,450,288	1,471,449
Other long-term liabilities, net	257,966	264,244
Total liabilities	2,584,916	2,796,348
Commitments and contingencies
Stockholders’ Equity
Bloomin’ Brands, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 124,005,274 and 121,148,451 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,240	1,211
Additional paid-in capital	1,052,255	1,000,963
Accumulated deficit	(635,364)	(773,085)
Accumulated other comprehensive loss	(27,477)	(14,801)
Total Bloomin’ Brands, Inc. stockholders’ equity	390,654	214,288
Noncontrolling interests	4,820	5,917
Total stockholders’ equity	395,474	220,205
Total liabilities and stockholders’ equity	$2,980,390	$3,016,553

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
Revenues
Restaurant sales	$1,007,991	$970,021	$2,090,347	$2,015,487
Other revenues	10,865	10,845	20,759	21,005
Total revenues	1,018,856	980,866	2,111,106	2,036,492
Costs and expenses
Cost of sales	325,453	315,472	675,442	651,331
Labor and other related	284,028	271,400	583,895	564,901
Other restaurant operating	237,440	230,877	471,249	449,842
Depreciation and amortization	40,889	39,247	81,085	78,107
General and administrative	65,094	72,216	137,585	148,218
Provision for impaired assets and restaurant closings	689	4,654	2,585	9,089
Income from operations of unconsolidated affiliates	(2,623)	(1,720)	(5,481)	(4,124)
Total costs and expenses	950,970	932,146	1,946,360	1,897,364
Income from operations	67,886	48,720	164,746	139,128
Loss on extinguishment and modification of debt	(14,586)	—	(14,586)	(2,851)
Other expense, net	(133)	(183)	(350)	(129)
Interest expense, net	(18,015)	(24,037)	(38,895)	(45,011)
Income before (benefit) provision for income taxes	35,152	24,500	110,915	91,137
(Benefit) provision for income taxes	(41,312)	3,936	(30,605)	16,741
Net income	76,464	20,564	141,520	74,396
Less: net income attributable to noncontrolling interests	1,596	3,124	3,429	6,957
Net income attributable to Bloomin’ Brands, Inc.	$74,868	$17,440	$138,091	$67,439

Net income	$76,464	$20,564	$141,520	$74,396
Other comprehensive income:
Foreign currency translation adjustment	(8,144)	(6,662)	(12,676)	(3,513)
Comprehensive income	68,320	13,902	128,844	70,883
Less: comprehensive income attributable to noncontrolling interests	1,596	3,124	3,429	6,957
Comprehensive income attributable to Bloomin’ Brands, Inc.	$66,724	$10,778	$125,415	$63,926

Earnings per share:
Basic	$0.61	$0.16	$1.13	$0.63
Diluted	$0.58	$0.16	$1.08	$0.63
Weighted average common shares outstanding:
Basic	122,858	106,361	122,052	106,361
Diluted	128,338	107,380	127,599	107,255

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2012	121,148	$1,211	$1,000,963	$(773,085)	$(14,801)	$5,917	$220,205
Net income	—	—	—	138,091	—	3,429	141,520
Foreign currency translation adjustment	—	—	—	—	(12,676)	—	(12,676)
Release of valuation allowance related to purchases of limited partnerships and joint venture interests	—	—	15,669	—	—	—	15,669
Stock-based compensation	—	—	7,612	—	—	—	7,612
Exercises of stock options	2,658	27	22,195	—	—	—	22,222
Repurchase of common stock	(18)	—	—	(370)	—	—	(370)
Issuance of restricted stock	244	2	—	—	—	—	2
Forfeiture of restricted stock	(27)	—	(13)	—	—	—	(13)
Repayments of notes receivable due from stockholders	—	—	5,829	—	—	—	5,829
Distributions to noncontrolling interests	—	—	—	—	—	(4,526)	(4,526)
Balance, June 30, 2013	124,005	$1,240	$1,052,255	$(635,364)	$(27,477)	$4,820	$395,474

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2011	106,573	$1,066	$874,753	$(822,625)	$(22,344)	$9,447	$40,297
Net income	—	—	—	67,439	—	6,957	74,396
Foreign currency translation adjustment	—	—	—	—	(3,513)	—	(3,513)
Stock-based compensation	—	—	1,587	—	—	—	1,587
Repurchase of common stock	(36)	(1)	316	(431)	—	—	(116)
Issuance of restricted stock	261	3	—	—	—	—	3
Forfeiture of restricted stock	(20)	—	(127)	—	—	—	(127)
Issuance of notes receivable due from stockholders	—	—	(518)	—	—	—	(518)
Repayments of notes receivable due from stockholders	—	—	1,463	—	—	—	1,463
Distributions to noncontrolling interests	—	—	—	—	—	(8,031)	(8,031)
Balance, June 30, 2012	106,778	$1,068	$877,474	$(755,617)	$(25,857)	$8,373	$105,441

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2013	2012
Cash flows provided by operating activities:
Net income	$141,520	$74,396
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	81,085	78,107
Amortization of deferred financing fees	1,800	4,983
Amortization of capitalized gift card sales commissions	12,664	11,193
Provision for impaired assets and restaurant closings	2,585	9,089
Accretion on debt discounts	1,248	362
Stock-based and other non-cash compensation expense	10,328	16,029
Income from operations of unconsolidated affiliates	(5,481)	(4,124)
Deferred income tax benefit	(40,127)	(330)
Loss on disposal of property, fixtures and equipment	279	1,001
Unrealized gain on derivative financial instruments	(191)	(191)
Gain on life insurance and restricted cash investments	(2,602)	(2,208)
Loss on extinguishment and modification of debt	14,586	2,851
Recognition of deferred gain on sale-leaseback transaction	(1,065)	(537)
Change in assets and liabilities:
Decrease (increase) in inventories	12,952	(4,949)
(Increase) decrease in other current assets	(10,757)	6,642
Decrease in other assets	4,468	892
Decrease in accounts payable and accrued and other current liabilities	(28,585)	(38,141)
Increase in deferred rent	9,698	7,208
Decrease in unearned revenue	(108,832)	(106,084)
(Decrease) increase in other long-term liabilities	(853)	1,515
Net cash provided by operating activities	94,720	57,704
Cash flows (used in) provided by investing activities:
Purchases of life insurance policies	(759)	(308)
Proceeds from sale of life insurance policies	1,059	—
Proceeds from disposal of property, fixtures and equipment	2,672	1,255
Proceeds from sale-leaseback transaction	—	192,886
Capital expenditures	(97,150)	(79,743)
Decrease in restricted cash	13,267	50,614
Increase in restricted cash	(12,460)	(70,032)
Return on investment from unconsolidated affiliates	267	332
Net cash (used in) provided by investing activities	$(93,104)	$95,004

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2013	2012
Cash flows used in financing activities:
Proceeds from issuance of 2012 CMBS Loan	$—	$495,186
Repayments of long-term debt	(33,859)	(12,211)
Extinguishment of CMBS loan	—	(777,563)
Repayments of borrowings on revolving credit facilities	—	(33,000)
Financing fees	(12,519)	(5,442)
Proceeds from the exercise of stock options	22,222	—
Distributions to noncontrolling interests	(4,526)	(8,031)
Repayments of partner deposits and accrued partner obligations	(12,477)	(15,306)
Issuance of notes receivable due from stockholders	—	(83)
Repayments of notes receivable due from stockholders	5,829	1,463
Repurchase of common shares	(370)	—
Net cash used in financing activities	(35,700)	(354,987)
Effect of exchange rate changes on cash and cash equivalents	(5,165)	149
Net decrease in cash and cash equivalents	(39,249)	(202,130)
Cash and cash equivalents at the beginning of the period	261,690	482,084
Cash and cash equivalents at the end of the period	$222,441	$279,954
Supplemental disclosures of cash flow information:
Cash paid for interest	$37,338	$39,923
Cash paid for income taxes, net of refunds	8,897	15,916
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$755	$3,932
Acquisition of property, fixtures and equipment through accounts payable or capital lease liabilities	5,690	1,577
Release of valuation allowance through additional paid-in capital related to purchases of limited partnerships and joint venture interests	15,669	—

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

The Company has reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the three and six months ended June 30, 2013. These reclassifications had no effect on previously reported Net income.

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

2.         Recently Issued Financial Accounting Standards

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”), which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The guidance requires the Company to provide both net and gross information for these assets and liabilities. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2013-01”), to limit the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. Both ASU No. 2011-11 and ASU No. 2013-01 were effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective application required. The adoption of ASU No. 2011-11 and ASU No. 2013-01 on January 1, 2013 did not have an impact on the Company’s financial position, results of operations or cash flows.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying value before applying the two-step quantitative impairment test. If it is determined through the qualitative assessment that an indefinite-lived intangible asset’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to go directly to the quantitative assessment. ASU No. 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 on January 1, 2013 did not have an impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. ASU No. 2013-02 was effective for the Company prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 on January 1, 2013 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2013-11”). Under ASU No. 2013-11, an entity is required to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. ASU No. 2013-11 is effective for public companies for fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years, with early adoption permitted. ASU No. 2013-11 will apply on a prospective basis to all

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively. This guidance will not have an impact on the Company’s financial position, results of operations or cash flows as the Company currently presents its unrecognized tax benefits net of its deferred tax assets where applicable.

3.         Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
Net income attributable to Bloomin’ Brands, Inc.	$74,868	$17,440	$138,091	$67,439

Basic weighted average common shares outstanding	122,858	106,361	122,052	106,361

Effect of diluted securities:
Stock options	5,342	901	5,204	804
Unvested restricted stock	138	118	343	90
Diluted weighted average common shares outstanding	128,338	107,380	127,599	107,255

Basic earnings per share	$0.61	$0.16	$1.13	$0.63
Diluted earnings per share	$0.58	$0.16	$1.08	$0.63

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
Stock options	1,276	550	1,673	550

4.         Stock-based Compensation

During the six months ended June 30, 2013, the Company granted performance-based share units (“PSUs”) to executives and key members of management. There were no PSUs awarded in periods prior to 2013. The PSUs vest over a period of four years following the date of grant, and 25% of the grant is earned or forfeited on each grant anniversary date, subject to certification of the performance criteria by the Board of Directors. The number of units that actually vest will be determined for each year based on the achievement of certain Company performance criteria set forth in the award agreement and may range from zero to 200% of the annual target grant. PSUs that do not vest based on failure to satisfy the stated performance criteria for any annual period are forfeited. In addition to the satisfaction of the performance criteria for the PSUs, vesting is dependent upon continued service with forfeiture of all unvested PSUs upon termination, unless in the case of death or disability, in which case a pro rata portion of the target number of PSUs are eligible to immediately vest based on actual performance during the performance period. The PSUs are settled in shares of common stock. Holders will receive one share of common stock for each performance-based share unit that vests. The fair value of PSUs is based on the closing price of the Company’s common stock on the grant date. Compensation expense for PSUs is recognized over the vesting period when it is probable the performance criteria will be achieved. During the three and six months ended June 30, 2013, compensation expense recorded for PSUs was immaterial to the Company’s consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents a summary of the Company’s stock-based compensation activity for the six months ended June 30, 2013 (in thousands):

	STOCK OPTIONS	RESTRICTED STOCK AWARDS	PERFORMANCE-BASED SHARE UNITS (1)
Outstanding at December 31, 2012	12,379	299	—
Granted	1,335	244	58
Exercised or vested	(2,658)	(66)	—
Forfeited or expired	(502)	(27)	(7)
Outstanding at June 30, 2013	10,554	450	51
________________

(1)
Share unit amounts represent the target number of PSUs considered granted for accounting recognition based on the establishment of performance targets for future years. The actual number of shares that will be earned upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

At June 30, 2013 and December 31, 2012, approximately 5.2 million and 7.3 million, respectively, of outstanding stock options were exercisable.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2013 and 2012 was $8.52 and $6.98, respectively, and was estimated using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of options granted for the periods indicated:

	SIX MONTHS ENDED JUNE 30,
	2013	2012
Weighted-average risk-free interest rate	1.09%	1.14%
Dividend yield	—%	—%
Expected term	6.3 years	6.5 years
Weighted-average volatility	48.6%	48.5%

During the three months ended June 30, 2013 and 2012, the Company recognized aggregate stock-based compensation expense of $3.0 million and $0.8 million, respectively, and during the six months ended June 30, 2013 and 2012 the Company recognized aggregate stock-based compensation expense of $7.4 million and $1.5 million, respectively.

5.           Investment in Equity Method Investee

Through a joint venture arrangement with PGS Participacoes Ltda., the Company holds a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”), which operates Outback Steakhouse restaurants in Brazil.  The Company accounts for the Brazilian Joint Venture under the equity method of accounting.  At June 30, 2013 and December 31, 2012, the Company’s net investment of $38.5 million and $36.0 million, respectively, was recorded in Investments in and advances to unconsolidated affiliates, net, and a foreign currency translation adjustment of ($3.0) million and ($3.6) million was recorded in Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets for the six months ended June 30, 2013 and 2012, respectively. The Company’s share of earnings of $2.6 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively, and $5.5 million and $3.8 million for the six months ended June 30, 2013 and 2012, respectively, was recorded in Income from operations of unconsolidated affiliates in the Company’s Consolidated Statements of Operations and Comprehensive Income.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents summarized financial information for 100% of the Brazilian Joint Venture for the periods ending as indicated (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
Net revenue from sales	$63,774	$55,562	$129,707	$114,126
Gross profit	44,176	39,008	89,499	79,832
Income from continuing operations	7,436	6,049	14,513	14,196
Net income	5,291	2,776	10,055	7,584

6.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2013	2012
Accrued payroll and other compensation	$93,236	$108,612
Accrued insurance	25,583	22,235
Other current liabilities	52,030	61,437
	$170,849	$192,284

7.           Long-term Debt, Net

Long-term debt, net consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2013	2012
Senior secured term loan B facility, interest rates of 3.50% and 4.75% at June 30, 2013 and December 31, 2012, respectively (1) (2)	$975,000	$1,000,000
Mortgage loan, weighted average interest rates of 4.00% and 3.98% at June 30, 2013 and December 31, 2012, respectively (3)	315,649	319,574
First mezzanine loan, interest rate of 9.00% at June 30, 2013 and December 31, 2012 (3)	86,589	87,048
Second mezzanine loan, interest rate of 11.25% at June 30, 2013 and December 31, 2012 (3)	86,983	87,273
Other notes payable, uncollateralized, interest rates ranging from 0.58% to 7.00% and from 0.63% to 7.00% at June 30, 2013 and December 31, 2012, respectively (2)	6,878	9,848
Sale-leaseback obligations (2)	2,375	2,375
Capital lease obligations (2)	1,652	2,112
	1,475,126	1,508,230
Less: current portion of long-term debt	(13,483)	(22,991)
Less: unamortized debt discount	(11,355)	(13,790)
Long-term debt, net	$1,450,288	$1,471,449
________________

(1)	At December 31, 2012, $50.0 million of OSI’s outstanding senior secured term loan B facility was at an interest rate of 5.75%.

(2)	Represents obligations of OSI.

(3)	Represents obligations of New PRP (as defined below).

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

On April 10, 2013, OSI completed a repricing of its senior secured term loan B facility pursuant to the First Amendment to Credit Agreement, Guaranty and Security Agreement, among OSI, OSI HoldCo, Inc., the subsidiary guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, and a syndicate of institutional lenders and financial institutions (the “Amended Credit Agreement”). The Amended Credit Agreement replaces OSI’s existing senior secured term loan B facility with a new senior secured term loan B facility (the “Amended Term Loan B”). The Amended Term Loan B had the same principal amount outstanding (as of the repricing date) of $975.0 million, maturity date of October 26, 2019, amortization schedule and financial covenants but a lower applicable interest rate than the existing senior secured term loan B facility. Voluntary prepayments made on the principal amount outstanding since the inception of the Credit Agreement will continue to be treated as prepayments for purposes of determining amortization payment and mandatory prepayment requirements under the Amended Term Loan B. Prepayments or amendments of the Amended Term Loan B that constitute a “repricing transaction” (as defined in the Amended Credit Agreement) will be subject to a premium of 1.00% of the Amended Term Loan B if prepaid or amended on or prior to October 10, 2013. Prepayments and repricings made after October 10, 2013 will not be subject to premium or penalty.

As a result of the repricing transaction, the Company recorded a Loss on extinguishment and modification of debt of $14.6 million in the Company’s Consolidated Statement of Operations and Comprehensive Income during the second quarter of 2013. The loss was comprised of a prepayment penalty of $9.8 million, third-party financing costs of $2.4 million and the write-off of $1.2 million each of deferred financing fees and unamortized debt discount. The third-party financing costs included in the loss related to debt held by lenders that participated in both the original, and repriced debt and therefore, the debt was treated as modified rather than extinguished. The deferred financing fees and unamortized debt discount amounts included in the loss were related to the extinguished portion of the debt.

The Amended Credit Agreement decreased the interest rate applicable to the Amended Term Loan B to 150 basis points over the Base Rate or 250 basis points over the Eurocurrency Rate and reduced the interest rate floors applicable to the Amended Term Loan B to 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate. The Base Rate option is the highest of (i) the prime rate of Deutsche Bank Trust Company Americas, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency Rate with a one-month interest period plus 1.0% (“Base Rate”) (3.25% at June 30, 2013 and December 31, 2012).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.19% to 0.41% and 0.21% to 0.51% at June 30, 2013 and December 31, 2012, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.

Prior to the repricing of the senior secured term loan B facility, borrowings under this facility bore interest at rates ranging from 225 to 250 basis points over the Base Rate or 325 to 350 basis points over the Eurocurrency Rate. The Base Rate was subject to an interest rate floor of 2.25%, and the Eurocurrency Rate was subject to an interest rate floor of 1.25%.

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

The Amended Term Loan B requires amortization payments of approximately $10.0 million per calendar year, payable in scheduled equal quarterly installments through September 2019. These payments are reduced by the application of any prepayments, and any remaining balance is due at maturity in October 2019. The outstanding balance on the Amended Term Loan B and term loan B, excluding the unamortized debt discount, was $975.0 million and $1.0 billion at June 30, 2013 and December 31, 2012, respectively. The remaining unamortized debt discount on the Amended Term Loan B and term loan B was $7.7 million and $9.7 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, none of the outstanding balance on the Amended Term Loan B was classified as current due to voluntary prepayments of $25.0 million made by OSI during the first quarter of 2013 and the results of its projected covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required in the next 12 months. The amount of outstanding term loans required to be prepaid in accordance with OSI’s debt covenants may vary based on year-end results. At December 31, 2012, $10.0 million of the outstanding balance on the term loan B was classified as current due to OSI’s required quarterly payments.

The revolving credit facility matures October 26, 2017 and provides for swing-line loans and letters of credit of up to $225.0 million for working capital and general corporate purposes. The revolving credit facility bears interest at rates ranging from 200 to 250 basis points over the Base Rate or 300 to 350 basis points over the Eurocurrency Rate. There were no loans outstanding under the revolving credit facility at June 30, 2013 or December 31, 2012, however, $37.6 million and $41.2 million, respectively, of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing. Total outstanding letters of credit issued under OSI’s revolving credit facility may not exceed $100.0 million.

At June 30, 2013 and December 31, 2012, the Company was in compliance with its debt covenants. See the 2012 Form 10-K for further information about OSI’s debt covenant requirements.

Effective March 27, 2012, New Private Restaurant Properties, LLC and two of the Company’s other indirect wholly-owned subsidiaries (collectively, “New PRP”) entered into a commercial mortgage-backed securities loan (the “2012 CMBS Loan”) with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and was comprised of a first mortgage loan in the amount of $324.8 million, collateralized by 261 of the Company’s properties, and two mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017. The first mortgage loan has five fixed-rate components and a floating rate component. The fixed-rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day London Interbank Offered Rate (“LIBOR”) (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.00% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum.

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

At June 30, 2013 and December 31, 2012, the outstanding balance, excluding the unamortized debt discount, on the 2012 CMBS Loan was $489.2 million and $493.9 million, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

8.     Other Long-term Liabilities, Net

The Company maintains endorsement split-dollar insurance policies with a death benefit ranging from $5.0 million to $10.0 million for one of its current and certain of its former executive officers.  The Company is the beneficiary of the policies to the extent of premiums paid or the cash value, whichever is greater, with the remaining death benefit being paid to personal beneficiaries designated by the executive officers.  During the first quarter of 2013, the Company terminated the split-dollar agreements with two of its former executive officers in exchange for $2.2 million in cash. The Company terminated an additional split-dollar agreement during the second quarter of 2013 with one of its former executive officers in exchange for $2.0 million in cash. Upon termination, the release of the death benefit and related liabilities and net of the associated cash termination payment resulted in net gains of $1.5 million and $3.7 million during the three and six months ended June 30, 2013, which were recorded in General and administrative in the Consolidated Statement of Operations and Comprehensive Income. As a result of the terminations, the Company became the sole and exclusive owner of the related split-dollar insurance policies and elected to cancel them.

As of June 30, 2013 and December 31, 2012, the Company had $6.7 million and $14.3 million, respectively, recorded in Other long-term liabilities, net in its Consolidated Balance Sheets for the outstanding obligations under the endorsement split-dollar insurance policies.

9.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis

In connection with the 2012 CMBS Loan, the Company entered into an interest rate cap with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. This interest rate cap had a nominal fair market value at June 30, 2013 and December 31, 2012.

Fair Value Measurements on a Nonrecurring Basis

The Company did not record material impairment charges as a result of fair value measurements on a nonrecurring basis of its long-lived assets held and used during the three and six months ended June 30, 2013. The following tables present losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2012 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	JUNE 30, 2012
		REMAINING FAIR VALUE			THREE MONTHS ENDED JUNE 30, 2012
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$2,075	$—	$—	$2,075	$3,674

	JUNE 30, 2012
		REMAINING FAIR VALUE			SIX MONTHS ENDED JUNE 30, 2012
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$2,933	$—	$650	$2,283	$7,558

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The Company recorded $3.7 million and $7.6 million of impairment charges during the three and six months ended June 30, 2012, respectively, as a result of the fair value measurement on a nonrecurring basis of its long-lived assets held and used, primarily related to certain specifically identified restaurant locations that have, or are scheduled to be, relocated or renovated or were under-performing. At the time of the impairment recognized in the second quarter of 2012, the impaired long-lived assets had $2.1 million of remaining fair value. As of June 30, 2012, there was $2.9 million of remaining fair value associated with long-lived assets for which asset impairment losses were recognized during the six months ended June 30, 2012. Restaurant closure and related expenses of $0.7 million and $1.0 million were recognized for the three months ended June 30, 2013 and 2012, respectively, and $1.5 million was recognized for the six months ended June 30, 2013 and 2012, respectively.  Impairment losses for long-lived assets held and used and restaurant closure and related expenses were recognized in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive Income.

The Company primarily used third-party market appraisals (Level 2) and discounted cash flow models (Level 3) to estimate the fair value of the long-lived assets included in the tables above.  Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results.

The following table presents quantitative information related to the range of unobservable inputs used in the Company’s Level 3 fair value measurements for the impairment losses incurred in the six months ended June 30, 2012:

SIX MONTHS ENDED
UNOBSERVABLE INPUT	JUNE 30, 2012
Weighted-average cost of capital (1)	10.4% - 11.2%
Long-term growth rates	3.0%
Annual revenue growth rates (2)	(8.7)% - 4.3%
________________

(1)	Weighted average of the cost of capital unobservable input range was 10.9% for the six months ended June 30, 2012.

(2)	Weighted average of the annual revenue growth rates unobservable input range was 2.6% for the six months ended June 30, 2012.

The Company performed its annual goodwill and other indefinite-lived intangible assets impairment test during the second quarters of 2013 and 2012. The impairment test performed in the second quarter of 2013 utilized a qualitative assessment. This qualitative assessment is referred to as a “step zero” approach and allows the Company the option to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the review of the qualitative factors, an entity determines there is sufficient evidence to support a more likely than not (greater than 50%) probability that the fair value of a reporting unit is greater than its carrying value, the entity may skip the two-step impairment test. During 2012, the Company elected to forgo step zero and proceeded to the first step of the impairment test for goodwill and other indefinite-lived intangible assets.

In considering the step zero approach in 2013, the Company evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability and the overall financial performance of the reporting units. As a result of the Company’s step zero assessment, no impairment conditions were identified and no further testing was deemed necessary.

The Company did not have any impairment charges in the second quarter of 2013 or 2012 as a result of the annual goodwill and other indefinite-live intangible assets impairment test.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Interim Disclosures about Fair Value of Financial Instruments

The Company’s non-derivative financial instruments at June 30, 2013 and December 31, 2012 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The fair value of OSI’s senior secured term loan B facility is determined based on quoted market prices in inactive markets. The fair value of New PRP’s commercial mortgage-backed securities is based on assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.  Fair value estimates for other notes payable are derived using a discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value. These inputs represent assumptions impacted by economic conditions and management expectations and may change in the future based on period-specific facts and circumstances.

The following tables include the carrying value and fair value of the Company’s financial instruments at June 30, 2013 and December 31, 2012 aggregated by the level in the fair value hierarchy in which those measurements fall (in thousands):

	JUNE 30, 2013
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Senior secured term loan B facility (1)	$975,000	$—	$970,125	$—
Mortgage loan (2)	315,649	—	—	328,248
First mezzanine loan (2)	86,589	—	—	86,589
Second mezzanine loan (2)	86,983	—	—	86,983
Other notes payable (1)	6,878	—	—	6,461

	DECEMBER 31, 2012
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Senior secured term loan B facility (1)	$1,000,000	$—	$1,010,000	$—
Mortgage loan (2)	319,574	—	—	334,678
First mezzanine loan (2)	87,048	—	—	90,371
Second mezzanine loan (2)	87,273	—	—	91,423
Other notes payable (1)	9,848	—	—	9,230
_______________

(1)	Represents obligations of OSI.

(2)	Represents obligations of New PRP.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

10.           Income Taxes

The effective income tax rates for the three and six months ended June 30, 2013 were (117.5)% and (27.6)% compared to 16.1% and 18.4% for the same periods in 2012. These net decreases in the effective income tax rates as compared to the prior year were primarily due to the benefit of the release of valuation allowance in the second quarter of 2013 as discussed below.

The effective income tax rates for the three and six months ended June 30, 2013 were lower than the blended federal and state statutory rate of 38.7% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the release of valuation allowance, the elimination of noncontrolling interest and the foreign rate differential, together being such a large percentage of projected annual pretax income. The effective income tax rates for the three and six months ended June 30, 2012 were lower than the blended federal and state statutory rate of 38.7% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the elimination of noncontrolling interest together being such a large percentage of projected annual pretax income. This was partially offset by an increase in the valuation allowance.

At December 31, 2012, the Company had a valuation allowance against net deferred income tax assets recorded of $72.5 million, of which $67.7 million was for U.S. net deferred income tax assets. The Company established the domestic portion of the valuation allowance in 2009 with increases through 2012 against its then existing U.S. net deferred income tax assets as it was deemed the negative evidence outweighed the positive evidence and therefore the deferred income tax assets were not likely to be realized in future periods.

As it does each reporting period, the Company conducted an assessment of the recoverability of its net deferred income tax assets as of June 30, 2013 and determined it was more likely than not that its existing net deferred income tax assets for general business tax credit carryforwards would be realized. The Company’s assessment included consideration of all available positive and negative evidence including, among other evidence, historical cumulative operating income, projected future taxable income and recent utilization of U.S. net operating loss carryforwards and tax credit carryforwards. Accordingly, the Company recorded a $67.7 million reduction of the valuation allowance against the U.S. net deferred income tax assets as of June 30, 2013 of which $52.0 million was recorded as income tax benefit and $15.7 million was an increase to Additional paid-in capital. As the general business tax credits are expected to be realized due to current year and future year’s income, the portion attributable to future year’s income, or $44.8 million, was released as a discrete event during the second quarter of 2013. The remainder was allocated to interim periods as current year activity as income is expected to be realized and impacts the estimated 2013 annual effective income tax rate. The Company did not release the valuation allowance against foreign net operating loss carryforwards.

The Company expects to continue to generate significant U.S. income tax credits, which combined with the mix of U.S. and foreign earnings in periods subsequent to 2013 will result in an effective income tax rate that is higher than the rates in the current and prior periods but continues to be lower than the blended federal and state statutory rate.

As of June 30, 2013 and December 31, 2012, the Company had $14.1 million and $13.6 million, respectively, of unrecognized tax benefits ($0.7 million and $1.0 million, respectively, in Other long-term liabilities, net, $0.9 million each period in Accrued and other current liabilities and $12.5 million and $11.7 million, respectively, in Deferred income tax liabilities).  Additionally, the Company accrued $2.4 million of interest and penalties related to uncertain tax positions as of June 30, 2013 and December 31, 2012, respectively.  Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $14.3 million and $13.8 million, respectively, if recognized, would impact the Company’s effective income tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective income tax rate consists of items that are offset by deferred income tax assets and the federal income tax benefit of state income tax items.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will change by approximately $0.5 million to $0.6 million within the next twelve months after June 30, 2013.

The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2007 through 2012. The Company and its subsidiaries’ state and foreign income tax returns are also open to audit under the statute of limitations for the years ended December 31, 2000 through 2012. The Company is currently under examination by the Internal Revenue Service for the years ended December 31, 2009 through 2011. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s results of operations or financial position.

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

Cautionary Statement

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “feels,” “seeks,” “forecasts,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, capital expenditures and the industry in which we operate.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

(vii)	Our results can be impacted by tax and other legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements;

(viii)	Our results can be impacted by unanticipated changes in our tax rates, exposure to additional income tax liabilities, or a change in our ability to realize deferred tax benefits;

(ix)	Minimum wage increases and mandated employee benefits could cause a significant increase in our labor costs;

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of June 30, 2013, we owned and operated 1,276 restaurants and had 207 restaurants operating under a franchise or joint venture arrangement across 48 states, Puerto Rico, Guam and 20 countries. We have five founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Our concepts seek to provide a compelling customer experience combining great food, highly attentive service and lively and contemporary ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment. Each of our concepts maintains a unique, founder-inspired brand identity and entrepreneurial culture, while leveraging our scale and enhanced operating model. We consider Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar to be our core concepts.
The restaurant industry is a highly competitive and fragmented industry and is sensitive to changes in the economy, trends in lifestyles, seasonality (customer spending patterns at our restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies, labor costs and fluctuations in prices of commodities, including beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies.  Restaurant companies tend to focus on increasing market share, comparable restaurant sales growth and new unit growth. Competitive pressure for market share, commodity inflation, foreign currency exchange rates and other market conditions have had and could continue to have an adverse impact on our business.
Our industry is characterized by high initial capital investment, coupled with high labor costs. Chain restaurants have been increasingly taking share from independent restaurants over the past several years. We believe that this trend will continue due to increasing barriers that may prevent independent restaurants and/or start-up chains from building scale operations, including menu labeling, burdensome labor regulations and healthcare reforms that will be enforced once chains grow past a certain number of restaurants or number of employees. The combination of these factors underscores our initiative to drive increased sales at existing restaurants in order to raise margins and profits, because the incremental contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a restaurant is relatively high.  Historically, we have not focused on growth in the number of restaurants just to generate additional sales. Our expansion and operating strategies have balanced investment and operating cost considerations in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•
Pursue New Domestic and International Development With Strong Unit Level Economics. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally. Our top domestic development priority is Bonefish Grill unit growth. Internationally, we are focusing on developing Outback Steakhouse in the existing markets of South Korea, Hong Kong and Brazil, with strategic expansion in selected emerging and high growth developed markets. We are focusing our new market growth in China, Mexico and South America. We expect to open between 45 and 55 system-wide locations in 2013 and increase the pace thereafter.

•
Drive Margin Improvement. We believe we have the opportunity to increase our margins through leveraging increases in average unit volumes and cost reductions in labor, food, supply chain and restaurant facilities.

We believe that the combination of macro-economic and other factors have put considerable pressure on sales in the casual dining industry thus far in 2013 and, as a result, the first half of 2013 has reflected a slowdown in our comparable restaurant sales growth.  For example, the ongoing impacts of the housing crisis, high unemployment, the so-called “sequester” and related governmental spending and budget matters, gasoline prices, reduced disposable consumer income and consumer confidence have had a negative effect on discretionary consumer spending.  As these conditions persist, we will face increased pressure with respect to our pricing, traffic levels and commodity costs.  We believe that in this environment, we will need to maintain our focus on value and innovation to continue to drive sales.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	JUNE 30,
	2013	2012
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned—domestic (1)	663	670
Company-owned—international (1)	117	112
Franchised—domestic	106	106
Franchised and joint venture—international	93	83
Total	979	971
Carrabba’s Italian Grill
Company-owned	234	230
Franchised	1	1
Total	235	231
Bonefish Grill
Company-owned	175	155
Franchised	7	7
Total	182	162
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	65	64
Roy’s
Company-owned	22	22
System-wide total	1,483	1,450
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, percentages that items in our Consolidated Statements of Operations and Comprehensive Income bear to Total revenues or Restaurant sales, as indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
Revenues
Restaurant sales	98.9%	98.9%	99.0%	99.0%
Other revenues	1.1	1.1	1.0	1.0
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.3	32.5	32.3	32.3
Labor and other related (1)	28.2	28.0	27.9	28.0
Other restaurant operating (1)	23.6	23.8	22.5	22.3
Depreciation and amortization	4.0	4.0	3.8	3.8
General and administrative	6.4	7.4	6.5	7.3
Provision for impaired assets and restaurant closings	0.1	0.5	0.1	0.4
Income from operations of unconsolidated affiliates	(0.3)	(0.2)	(0.3)	(0.2)
Total costs and expenses	93.3	95.0	92.2	93.2
Income from operations	6.7	5.0	7.8	6.8
Loss on extinguishment and modification of debt	(1.4)	—	(0.7)	(0.1)
Other expense, net	(*)	(*)	(*)	(*)
Interest expense, net	(1.8)	(2.5)	(1.8)	(2.2)
Income before (benefit) provision for income taxes	3.5	2.5	5.3	4.5
(Benefit) provision for income taxes	(4.0)	0.4	(1.4)	0.8
Net income	7.5	2.1	6.7	3.7
Less: net income attributable to noncontrolling interests	0.2	0.3	0.2	0.4
Net income attributable to Bloomin’ Brands, Inc.	7.3%	1.8%	6.5%	3.3%

Net income	7.5%	2.1%	6.7%	3.7%
Other comprehensive income:
Foreign currency translation adjustment	(0.8)	(0.7)	(0.6)	(0.2)
Comprehensive income	6.7	1.4	6.1	3.5
Less: comprehensive income attributable to noncontrolling interests	0.2	0.3	0.2	0.4
Comprehensive income attributable to Bloomin’ Brands, Inc.	6.5%	1.1%	5.9%	3.1%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

REVENUES

Restaurant sales

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
(dollars in millions):	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Restaurant sales	$1,008.0	$970.0	$38.0	3.9%	$2,090.3	$2,015.5	$74.8	3.7%

The increase in restaurant sales in the three months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to (i) additional revenues of approximately $23.7 million from the opening of 45 new restaurants not included in our comparable restaurant sales base and (ii) a $18.5 million increase in comparable restaurant sales at our existing restaurants (including a 2.0% combined comparable restaurant sales increase in the second quarter of 2013 at our core domestic concepts), primarily due to increases in general menu prices and customer traffic, which were partially offset by mix in our product sales. The increase in customer traffic was primarily driven by selective daypart expansion across certain concepts, innovations in menu, service, promotions and operations across the portfolio and renovations at additional Outback Steakhouse locations. The increase in restaurant sales in the three months ended June 30, 2013 as compared to the same period in 2012 was partially offset by a $4.2 million decrease from the closing of nine restaurants since June 30, 2012.

The increase in restaurant sales in the six months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to (i) additional revenues of approximately $58.9 million from the opening of 46 new restaurants not included in our comparable restaurant sales base and (ii) a $23.9 million increase in comparable restaurant sales at our existing restaurants (including a 1.8% combined comparable restaurant sales increase in the first half of 2013 at our core domestic concepts), primarily due to increases in general menu prices and customer traffic, which were partially offset by mix in our product sales. The increase in customer traffic was primarily driven by selective daypart expansion across certain concepts, innovations in menu, service, promotions and operations across the portfolio and renovations at additional Outback Steakhouse locations partially offset by unfavorable winter weather conditions and the additional day in February 2012 due to Leap Year. The increase in restaurant sales in the six months ended June 30, 2013 as compared to the same period in 2012 was partially offset by a $8.0 million decrease from the closing of nine restaurants since June 30, 2012.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table includes additional information about changes in Restaurant sales at domestic Company-owned restaurants for our core brands:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
Average restaurant unit volumes (weekly):
Outback Steakhouse (1)	$62,552	$60,571	$64,739	$62,495
Carrabba’s Italian Grill	$58,116	$57,979	$60,114	$60,245
Bonefish Grill	$61,815	$62,417	$63,678	$63,634
Fleming’s Prime Steakhouse and Wine Bar	$75,531	$73,136	$80,223	$76,824
Operating weeks:
Outback Steakhouse (1)	8,619	8,710	17,161	17,420
Carrabba’s Italian Grill	3,042	2,990	6,051	5,981
Bonefish Grill	2,268	1,985	4,460	3,943
Fleming’s Prime Steakhouse and Wine Bar	845	832	1,681	1,664
Year over year percentage change:
Menu price increases: (2)
Outback Steakhouse	2.7%	2.1%	2.4%	2.1%
Carrabba’s Italian Grill	2.2%	2.0%	1.8%	2.2%
Bonefish Grill	1.9%	2.2%	1.9%	2.5%
Fleming’s Prime Steakhouse and Wine Bar	3.3%	2.2%	2.7%	2.3%
Comparable restaurant sales (stores open 18 months or more):
Outback Steakhouse (1)	2.8%	2.3%	2.6%	3.8%
Carrabba’s Italian Grill	0.3%	1.5%	(0.7)%	2.9%
Bonefish Grill	0.2%	2.1%	0.4%	4.2%
Fleming’s Prime Steakhouse and Wine Bar	3.8%	6.8%	4.5%	6.1%
Combined (concepts above)	2.0%	2.4%	1.8%	3.8%
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COSTS AND EXPENSES

Cost of sales

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in millions):	2013	2012	Change	2013	2012	Change
Cost of sales	$325.5	$315.5		$675.4	$651.3
% of Restaurant sales	32.3%	32.5%	(0.2)%	32.3%	32.3%	—%

Cost of sales, consisting of food and beverage costs, decreased as a percentage of Restaurant sales in the three months ended June 30, 2013 as compared to the same period in 2012.  The decrease as a percentage of Restaurant sales was primarily attributable to the following: (i) 0.6% from the impact of certain cost savings initiatives, (ii) 0.6% from menu price increases and (iii) 0.3% from decreases in seafood. The decrease was partially offset by increases as a percentage of Restaurant sales of 1.2% from increases in beef and other commodity costs and 0.1% from changes in our liquor, beer and wine mix.

Cost of sales as a percentage of Restaurant sales was consistent in the six months ended June 30, 2013 as compared to the same period in 2012. Increases as a percentage of Restaurant sales were primarily due to 0.9% from higher beef and other commodity costs and 0.2% from changes in our liquor, beer and wine mix. These increases were offset by decreases as a percentage of Restaurant sales attributable to the following: (i) 0.5% from the impact of certain cost savings initiatives, (ii) 0.5% from menu price increases and (iii) 0.3% from decreases in seafood.

Labor and other related expenses

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in millions):	2013	2012	Change	2013	2012	Change
Labor and other related	$284.0	$271.4		$583.9	$564.9
% of Restaurant sales	28.2%	28.0%	0.2%	27.9%	28.0%	(0.1)%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (“PEP”) and Partner Ownership Account (“POA”) deferred compensation plans (see “—Liquidity and Capital Resources—Deferred Compensation Plans”), and other incentive compensation expenses.  Labor and other related expenses increased as a percentage of Restaurant sales in the three months ended June 30, 2013 as compared to the same period in 2012.  The increase as a percentage of Restaurant sales was primarily attributable to 0.6% from higher kitchen and service labor costs and 0.3% from higher field management labor and bonus expenses. The increases were partially offset by decreases as a percentage of Restaurant sales of 0.4% from the impact of certain cost savings initiatives and 0.3% from higher average unit volumes at the majority of our restaurants.

The decrease as a percentage of Restaurant sales in the six months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to the following: (i) 0.3% from changes in deferred compensation participant accounts, (ii) 0.3% from the impact of certain cost savings initiatives and (iii) 0.3% from higher average unit volumes at the majority of our restaurants. The decreases were partially offset by increases as a percentage of Restaurant sales of 0.6% from higher kitchen and service labor costs and 0.2% from higher field management labor and bonus expenses.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other restaurant operating expenses

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in millions):	2013	2012	Change	2013	2012	Change
Other restaurant operating	$237.4	$230.9		$471.2	$449.8
% of Restaurant sales	23.6%	23.8%	(0.2)%	22.5%	22.3%	0.2%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  The decrease as a percentage of Restaurant sales in the three months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to 0.5% from higher average unit volumes at the majority of our restaurants and 0.3% from certain cost savings initiatives. The decreases were offset by increases as a percentage of Restaurant sales primarily due to 0.3% of higher restaurant operating supplies expense and 0.2% in higher restaurant utilities and repair and maintenance costs.

The increase as a percentage of Restaurant sales in the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to the following: (i) 0.4% in higher restaurant repair and maintenance and other operating costs, (ii) 0.2% in higher advertising expense and (iii) 0.2% of higher restaurant occupancy costs as a result of a sale-leaseback transaction. The increases were offset by decreases as a percentage of Restaurant sales primarily attributable to 0.4% from higher average unit volumes at the majority of our restaurants and 0.2% from certain cost savings initiatives.

General and administrative

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(in millions):	2013	2012	Change	2013	2012	Change
General and administrative	$65.1	$72.2	$(7.1)	$137.6	$148.2	$(10.6)

General and administrative costs decreased in the three months ended June 30, 2013 as compared to the same period in 2012 primarily due to the following: (i) $3.9 million of lower expenses due to the timing of our annual managing partner conference, (ii) $2.3 million of lower management fees due to the termination of the management agreement in connection with our initial public offering, (iii) $1.6 million of net decrease in losses associated with the cash surrender value of life insurance investments and (iv) $1.5 million of net gain on the termination of a split-dollar life insurance policy. These decreases were partially offset by $2.3 million of higher stock-based compensation.

General and administrative costs decreased in the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to the following: (i) $6.7 million of lower legal and other professional fees resulting from amendment and restatement of a lease between OSI and PRP in the first quarter of 2012, (ii) $4.6 million of lower management fees due to the termination of the management agreement in connection with our initial public offering, (iii) $3.7 million of net gains on the termination of split-dollar life insurance policies and (iv) $2.9 million of decreased general and administrative costs associated with field support, managers-in-training and field compensation and bonus expense. These decreases were partially offset by $6.0 million of higher stock-based compensation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Provision for impaired assets and restaurant closings

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(in millions):	2013	2012	Change	2013	2012	Change
Provision for impaired assets and restaurant closings	$0.7	$4.7	$(4.0)	$2.6	$9.1	$(6.5)

Restaurant impairment charges primarily resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, mainly due to declining future cash flows from lower projected sales at existing locations and locations identified for relocation or renovation (see “—Liquidity and Capital Resources—Fair Value Measurements” for additional information).

Income from operations

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in millions):	2013	2012	Change	2013	2012	Change
Income from operations	$67.9	$48.7	$19.2	$164.7	$139.1	$25.6

During the three and six months ended June 30, 2013, income from operations increased as compared to the same period in 2012 primarily as a result of increases of $8.8 million and $10.3 million, respectively, in operating margins at the restaurant level and higher average unit volumes at the majority of our restaurants combined with lower General and administrative expenses and charges for asset impairment and restaurant closings as discussed above. Operating margins are calculated as Restaurant sales after deduction of the main restaurant-level operating costs (comprised of Cost of sales, Labor and other related and Other restaurant operating).

Loss on extinguishment and modification of debt

During the second quarter of 2013, we recorded a $14.6 million loss in connection with a repricing amendment to OSI’s senior secured term loan B facility, which included a prepayment penalty of approximately $9.8 million, $2.4 million of third-party financing costs related to the modified portion of the term loan B and a write-off of $1.2 million each for deferred financing fees and unamortized debt discount, which were associated with the portion of the debt treated as extinguished.

During the first quarter of 2012, we recorded a $2.9 million loss related to the extinguishment of the CMBS Loan in connection with New PRP entering into the 2012 CMBS Loan.

See “—Liquidity and Capital Resources—Credit Facilities and Other Indebtedness” for a further description of each transaction.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest expense, net

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(in millions):	2013	2012	Change	2013	2012	Change
Interest expense, net	$18.0	$24.0	$(6.0)	$38.9	$45.0	$(6.1)

The decrease in net interest expense in the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to a $6.5 million decline in interest expense for OSI’s senior notes that were satisfied and discharged in August 2012. This decrease was partially offset by $1.2 million of net higher interest expense resulting from increased interest rates on OSI’s Credit Facilities, which were refinanced in October 2012 and subsequently repriced in April 2013.

The decrease in net interest expense in the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to a $12.9 million decline in interest expense for OSI’s senior notes that were satisfied and discharged in August 2012. This decrease was partially offset by $5.0 million of net higher interest expense resulting from increased interest rates on OSI’s Credit Facilities, which were refinanced in October 2012 and subsequently repriced in April 2013. The decrease was also partially offset by $1.8 million of higher interest expense resulting from increased interest rates on New PRP’s 2012 CMBS Loan which was refinanced in March 2012.

(Benefit) provision for income taxes

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2013	2012	Change	2013	2012	Change
Effective income tax rate	(117.5)%	16.1%	(133.6)%	(27.6)%	18.4%	(46.0)%

The net decreases in the effective income tax rates in the three and six months ended June 30, 2013 as compared to the same periods in the prior year were primarily due to the benefit of the release of valuation allowance in the second quarter of 2013. See “—Liquidity and Capital Resources—Income Taxes” for a further description of the release of the valuation allowance.

The effective income tax rates for the three and six months ended June 30, 2013 were lower than the blended federal and state statutory rate of 38.7% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the release of valuation allowance, the elimination of noncontrolling interest and the foreign rate differential, together being such a large percentage of projected annual pretax income.  The effective income tax rates for the three and six months ended June 30, 2012 were lower than the blended federal and state statutory rate of 38.7% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the elimination of noncontrolling interest together being such a large percentage of projected annual pretax income. This was partially offset by an increase in the valuation allowance.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

System-Wide Sales

System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. System-wide sales is comprised of sales of Company-owned restaurants and sales of franchised and unconsolidated joint venture restaurants. The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
COMPANY-OWNED RESTAURANT SALES (in millions):
Outback Steakhouse
Domestic (1)	$538	$527	$1,110	$1,088
International (1)	69	64	157	146
Total	607	591	1,267	1,234
Carrabba’s Italian Grill	177	173	364	360
Bonefish Grill	141	124	284	251
Fleming’s Prime Steakhouse and Wine Bar	64	61	135	128
Other	19	21	40	42
Total Company-owned restaurant sales	$1,008	$970	$2,090	$2,015
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following do not represent our sales and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant concepts.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
FRANCHISE AND UNCONSOLIDATED JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$80	$78	$163	$160
International	94	86	188	173
Total	174	164	351	333
Carrabba’s Italian Grill	1	1	2	2
Bonefish Grill	4	4	9	9
Total franchise and unconsolidated joint venture sales (1)	$179	$169	$362	$344
Income from franchise and unconsolidated joint ventures (2)	$12	$10	$23	$21
_____________________

(1)	Franchise and unconsolidated joint venture sales are not included in revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive Income in Other revenues and Income from operations of unconsolidated affiliates, respectively.

Other Financial Measures

Adjusted income from operations, Adjusted net income attributable to Bloomin’ Brands, Inc., Adjusted diluted earnings per share and Adjusted diluted earnings per pro forma share are non-GAAP measures calculated by eliminating from income from operations, net income and diluted earnings per share the impact of items we do not consider indicative of our ongoing operations including application of a normalized annual effective tax rate. We provide these non-GAAP measures because we believe they are useful for investors to assess the operating performance of our business without the effect of these adjustments. For the periods presented, the non-GAAP adjustments include transaction-related expenses primarily attributable to the completion of a secondary offering of our common stock and the refinancing of our long-term debt, management fees paid to the management company associated with our Sponsors and Founders, losses incurred on the extinguishment and modification of long-term debt and an adjustment to the (Benefit) provision for income taxes based on a normalized tax rate for periods in 2013 and the effective tax rate for periods in 2012. In addition, Adjusted diluted earnings per pro forma share gives effect to the issuance of shares in our initial public offering as if they were all outstanding on January 1, 2012.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table reconciles Adjusted income from operations, Adjusted net income attributable to Bloomin’ Brands, Inc., Adjusted diluted earnings per share and Adjusted diluted earnings per pro forma share, for the three and six months ended June 30, 2013 and 2012 to their respective most comparable U.S. GAAP measures (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
Income from operations	$67,886	$48,720	$164,746	$139,128
Transaction-related expenses (1)	704	—	704	6,761
Management fees and expenses (2)	—	2,291	—	4,617
Adjusted income from operations	$68,590	$51,011	$165,450	$150,506

Net income attributable to Bloomin’ Brands, Inc.	$74,868	$17,440	$138,091	$67,439
Transaction-related expenses (1)	704	—	704	6,761
Management fees and expenses (2)	—	2,291	—	4,617
Loss on extinguishment and modification of debt (3)	14,586	—	14,586	2,851
Total adjustments, before income taxes	15,290	2,291	15,290	14,229
Adjustment to (benefit) provision for income taxes (4)	(58,370)	(426)	(58,370)	(2,647)
Net adjustments	(43,080)	1,865	(43,080)	11,582
Adjusted net income attributable to Bloomin’ Brands, Inc.	$31,788	$19,305	$95,011	$79,021

Diluted earnings per share	$0.58	$0.16	$1.08	$0.63
Adjusted diluted earnings per share	$0.25	$0.18	$0.74	$0.74
Adjusted diluted earnings per pro forma share	$0.25	$0.16	$0.74	$0.65

Diluted weighted average common shares outstanding	128,338	107,380	127,599	107,255
Pro forma IPO adjustment (5)	—	14,197	—	14,197
Pro forma diluted weighted average common shares outstanding (5)	128,338	121,577	127,599	121,452
_________________

(1)
Transaction-related expenses primarily relate to costs incurred in association with the secondary offering of our common stock completed in May 2013 and the refinancing of the 2012 CMBS Loan in March 2012.

(2)
Represents management fees, out-of-pocket expenses and certain other reimbursable expenses paid to a management company owned by our Sponsors and Founders under a management agreement with us. In accordance with the terms of an amendment, this agreement terminated immediately prior to the completion of our initial public offering in August 2012.

(3)
Loss on extinguishment and modification of debt is related to the repricing of OSI’s term loan B facility in April 2013 and the extinguishment of the CMBS Loan in connection with New PRP entering into the 2012 CMBS Loan in March 2012.

(4)
Adjustment to (benefit) provision for income taxes for the three and six months ended June 30, 2013 represents an adjustment to the (Benefit) provision for income taxes to apply a normalized annual effective income tax rate, which excludes the income tax benefit of the valuation allowance release, to Adjusted income before (benefit) provision for income taxes. The normalized 2013 full-year tax rate is more comparable to our expectation for future effective income tax rates. Our expected future effective income tax rate is lower than the U.S. blended federal and state statutory rate because of the continued generation of U.S. tax credits and expected earnings in foreign jurisdictions with lower income tax rates. See calculation below of the income tax effect of adjustments for the three and six months ended June 30, 2013. Adjustment to (benefit) provision for income taxes for the three and six months ended June 30, 2012 was calculated using the projected full-year effective income tax rate of 18.6%.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2013	JUNE 30, 2013
Income before (benefit) provision for income taxes	$35,152	$110,915
Transaction-related expenses	704	704
Loss on extinguishment and modification of debt	14,586	14,586
Adjusted income before (benefit) provision for income taxes	50,442	126,205
Income tax expense at normalized tax rate of approximately 33.8% and 22.0% for the three and six months ended June 30, 2013, respectively (a)	17,058	27,765
Less: (Benefit) provision for income taxes	(41,312)	(30,605)
Adjustment to (benefit) provision for income taxes	$58,370	$58,370
_________________

(a)
Due to the second quarter 2013 income tax valuation allowance release, we utilized a normalized annual effective tax rate of 22.0% for the six months ended June 30, 2013. As a result, the Adjustment to (benefit) provision for income taxes for the three months ended June 30, 2013 includes approximately $6.0 million of higher income tax effect for the true-up of a normalized tax rate treatment on the first quarter of 2013 which, as previously reported, did not include any adjustments. Excluding the effect of this true-up in the second quarter of 2013, the Adjusted net income attributable to Bloomin’ Brands, Inc. would have been $37.7 million and Adjusted diluted earnings per pro forma share would have been $0.29 per share for the three months ended June 30, 2013. If the normalized tax rate had been applied during the first quarter of 2013, Adjusted net income attributable to Bloomin’ Brands, Inc. would have been $57.3 million and Adjusted diluted earnings per pro forma share would have been $0.45 per share for the three months ended March 31, 2013 (reported amounts were $63.2 million and $0.50 per share, respectively).

(5)
Gives pro forma effect to the issuance of shares in the initial public offering as if they were all outstanding on January 1, 2012. There is no effect of this adjustment for the three and six months ended June 30, 2013.

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

As of June 30, 2013, we had approximately $187.4 million in available unused borrowing capacity under OSI’s senior secured revolving credit facility (after giving effect to undrawn letters of credit of approximately $37.6 million) (see “—Credit Facilities and Other Indebtedness”).

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

On April 10, 2013, OSI completed a repricing of its senior secured term loan B facility pursuant to the Amended Credit Agreement. The Amended Credit Agreement replaces OSI’s existing senior secured term loan B facility with the Amended Term Loan B. The Amended Term Loan B has the same principal amount outstanding (as of the repricing date) of $975.0 million, maturity date of October 26, 2019, amortization schedule and financial covenants but a lower applicable interest rate than the existing senior secured term loan B facility. The Amended Credit Agreement decreased the interest rate applicable to the Amended Term Loan B to 150 basis points over the Base Rate or 250 basis points over the Eurocurrency Rate as defined in the Credit Agreement and reduced the interest rate floors applicable to the Amended Term Loan B to 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate. As a result of the repricing transaction, we recorded a Loss on extinguishment and modification of debt of $14.6 million in our Consolidated Statement of Operations and Comprehensive Income during the second quarter of 2013 (see “—Credit Facilities and Other Indebtedness”).

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

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2013	2012
Net cash provided by operating activities	$94,720	$57,704
Net cash (used in) provided by investing activities	(93,104)	95,004
Net cash used in financing activities	(35,700)	(354,987)
Effect of exchange rate changes on cash and cash equivalents	(5,165)	149
Net decrease in cash and cash equivalents	$(39,249)	$(202,130)

Operating activities

Net cash provided by operating activities increased during the six months ended June 30, 2013 as compared to the same period in 2012 primarily as a result of the following: (i) utilization of inventory on hand, (ii) timing of accounts payable and certain accrual payments and (iii) a decrease in cash paid for income taxes.  The increase in net cash provided by operating activities was partially offset by a decrease in cash due to timing of collections of holiday gift card sales from third-party vendors and $4.2 million of cash paid to terminate certain split-dollar life insurance agreements.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Investing activities

Net cash used in investing activities during the six months ended June 30, 2013 consisted primarily of capital expenditures of $97.2 million partially offset by proceeds from the disposal of property, fixtures and equipment of $2.7 million. Net cash provided by investing activities during the six months ended June 30, 2012 consisted primarily of proceeds from a sale-leaseback transaction of $192.9 million partially offset by capital expenditures of $79.7 million and the $19.4 million net difference between restricted cash received and restricted cash used.

We estimate that our capital expenditures will total between approximately $220.0 million and $250.0 million in 2013. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things. We expect to continue to review the level of capital expenditures throughout the remainder of 2013.

Financing activities

Net cash used in financing activities during the six months ended June 30, 2013 was primarily attributable to the following: (i) repayments of long-term debt of $33.9 million, (ii) repayments of partner deposits and accrued partner obligations of $12.5 million, (iii) payments of financing fees of $12.5 million for the Amended Term Loan B repricing transaction completed in April 2013 and (iv) distributions to noncontrolling interests of $4.5 million.  This was partially offset by the receipt of proceeds from the exercise of stock options of $22.2 million and repayments of notes receivable due from stockholders of $5.8 million. Net cash used in financing activities during the six months ended June 30, 2012 was primarily attributable to the following: (i) extinguishment of PRP’s CMBS Loan of $777.6 million, (ii) repayments of long-term debt and borrowings on revolving credit facilities of $45.2 million, (iii) repayments of partner deposits and accrued partner obligations of $15.3 million and (iv) distributions to noncontrolling interests of $8.0 million. This was partially offset by the proceeds received from the 2012 CMBS Loan of $495.2 million.

FINANCIAL CONDITION

Current assets decreased to $439.9 million at June 30, 2013 as compared with $487.8 million at December 31, 2012. This decrease was primarily due to a $39.2 million decrease in Cash and cash equivalents (see “—Summary of Cash Flows”) and a $13.2 million decrease in Inventories primarily due to the utilization of inventory on hand and timing of deliveries at the end of the period. This decrease was partially offset by a $9.5 million increase in deferred income tax assets primarily associated with the release of the valuation allowance in the second quarter of 2013. Current liabilities decreased to $550.1 million at June 30, 2013 as compared with $691.4 million at December 31, 2012 primarily due to the following: (i) a $109.1 million decrease in Unearned revenue as a result of the seasonal pattern of gift card and promotional sales and redemptions, (ii) a $21.4 million decrease in Accrued and other current liabilities primarily from a decrease in accrued payroll and other compensation for 2012 related compensation paid in March 2013 and timing of payments, and (iii) a $9.5 million decrease in the Current portion of long-term debt mainly due to the voluntary prepayments on the Amended Term Loan B made in the first quarter of 2013 extending future principal payments in excess of 12 months.

Working capital (deficit) totaled ($110.2) million and ($203.6) million at June 30, 2013 and December 31, 2012, respectively, and included Unearned revenue from unredeemed gift cards of $220.4 million and $329.5 million at June 30, 2013 and December 31, 2012, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and for capital expenditures.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

On April 10, 2013, OSI completed a repricing of its senior secured term loan B facility pursuant to the First Amendment to Credit Agreement, Guaranty and Security Agreement, among OSI, OSI HoldCo, Inc., the subsidiary guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, and a syndicate of institutional lenders and financial institutions. The Amended Credit Agreement replaces OSI’s existing senior secured term loan B facility with the Amended Term Loan B. The Amended Term Loan B had the same principal amount outstanding (as of the repricing date) of $975.0 million, maturity date of October 26, 2019, amortization schedule and financial covenants but a lower applicable interest rate than the existing senior secured term loan B facility. Voluntary prepayments made on the principal amount outstanding since the inception of the Credit Agreement will continue to be treated as prepayments for purposes of determining amortization payment and mandatory prepayment requirements under the Amended Term Loan B. Prepayments or amendments of the Amended Term Loan B that constitute a “repricing transaction” (as defined in the Amended Credit Agreement) will be subject to a premium of 1.00% of the Amended Term Loan B if prepaid or amended on or prior to October 10, 2013. Prepayments and repricings made after October 10, 2013 will not be subject to premium or penalty.

As a result of the repricing transaction, we recorded a Loss on extinguishment and modification of debt of $14.6 million in our Consolidated Statement of Operations and Comprehensive Income during the second quarter of 2013. The loss was comprised of a prepayment penalty of $9.8 million, third-party financing costs of $2.4 million and the write-off of $1.2 million each of deferred financing fees and unamortized debt discount. The third-party financing costs included in the loss related to debt held by lenders that participated in both the original, and repriced debt and therefore, the debt was treated as modified rather than extinguished. The deferred financing fees and unamortized debt discount amounts included in the loss were related to the extinguished portion of the debt.

The Amended Credit Agreement decreased the interest rate applicable to the Amended Term Loan B to 150 basis points over the Base Rate or 250 basis points over the Eurocurrency Rate and reduced the interest rate floors applicable to the Amended Term Loan B to 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate.  The Base Rate option is the highest of (i) the prime rate of Deutsche Bank Trust Company Americas, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency Rate with a one-month interest period plus 1.0% (“Base Rate”) (3.25% at June 30, 2013 and December 31, 2012).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.19% to 0.41% and 0.21% to 0.51% at June 30, 2013 and December 31, 2012, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.

Prior to the repricing of the senior secured term loan B facility, borrowings under this facility bore interest at rates ranging from 225 to 250 basis points over the Base Rate or 325 to 350 basis points over the Eurocurrency Rate. The Base Rate was subject to an interest rate floor of 2.25%, and the Eurocurrency Rate was subject to an interest rate floor of 1.25%.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

The Amended Term Loan B requires amortization payments of approximately $10.0 million per calendar year, payable in scheduled equal quarterly installments through September 2019. These payments are reduced by the application of any prepayments, and any remaining balance is due at maturity in October 2019.  The outstanding balance on the Amended Term Loan B and term loan B, excluding the unamortized debt discount, was $975.0 million and $1.0 billion at June 30, 2013 and December 31, 2012, respectively. The remaining unamortized debt discount on the Amended Term Loan B and term loan B was $7.7 million and $9.7 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, none of the outstanding balance on the Amended Term Loan B was classified as current due to voluntary prepayments of $25.0 million made by OSI during the first quarter of 2013 and the results of its projected covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required in the next 12 months. The amount of outstanding term loans required to be prepaid in accordance with OSI’s debt covenants may vary based on year-end results. At December 31, 2012, $10.0 million of the outstanding balance on the term loan B was classified as current due to OSI’s required quarterly payments.

The revolving credit facility matures October 26, 2017 and provides for swing-line loans and letters of credit of up to $225.0 million for working capital and general corporate purposes.  The revolving credit facility bears interest at rates ranging from 200 to 250 basis points over the Base Rate or 300 to 350 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at June 30, 2013 or December 31, 2012, however, $37.6 million and $41.2 million, respectively, of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing. Total outstanding letters of credit issued under OSI’s revolving credit facility may not exceed $100.0 million.

At June 30, 2013 and December 31, 2012, OSI was in compliance with its debt covenants. See the 2012 Form 10-K for further information about OSI’s debt covenant requirements.

Effective March 27, 2012, New PRP entered into the 2012 CMBS Loan with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and was comprised of a first mortgage loan in the amount of $324.8 million, collateralized by 261 of our properties, and two mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017. The first mortgage loan has five fixed-rate components and a floating rate component. The fixed-rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day LIBOR (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.00% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum.

The proceeds from the 2012 CMBS Loan, together with the proceeds from a sale-leaseback transaction and excess cash held in PRP, were used to repay PRP’s existing CMBS Loan. During the first quarter of 2012, we recorded a $2.9 million loss related to the extinguishment in Loss on extinguishment of debt in our Consolidated Statement of Operations and Comprehensive Income.

At June 30, 2013 and December 31, 2012, the outstanding balance, excluding the unamortized debt discount, on the 2012 CMBS Loan was $489.2 million and $493.9 million, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

We performed our annual goodwill and other indefinite-lived intangible assets impairment test during the second quarters of 2013 and 2012. The impairment test performed in the second quarter of 2013 utilized a qualitative assessment. This qualitative assessment is referred to as a “step zero” approach and allows us the option to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the review of the qualitative factors, an entity determines there is sufficient evidence to support a more likely than not (greater than 50%) probability that the fair value of a reporting unit is greater than its carrying value, the entity may skip the two-step impairment test.

In considering the step zero approach in 2013, we evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability and the overall financial performance of the reporting units. As a result of our step zero assessment, no impairment conditions were identified and no further testing was deemed necessary.

During 2012, we elected to forgo step zero and proceeded to the first step of the impairment test for goodwill and other indefinite-lived intangible assets. Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values. We also used the relief from royalty method to determine the fair value of our indefinite-lived intangible assets.

We did not record any goodwill or indefinite-lived intangible asset impairment charges as a result of these assessments and determined that none of our reporting units are at risk for material goodwill impairment.

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

In connection with the 2012 CMBS Loan, we entered into an interest rate cap with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. This interest rate cap had a nominal fair market value at June 30, 2013 and December 31, 2012.

We did not record any material impairment charges as a result of fair value measurements on a nonrecurring basis of our long-lived assets held and used during the three and six months ended June 30, 2013. We recorded $3.7 million and $7.6 million of impairment charges during the three and six months ended June 30, 2012, respectively, as a result of fair value measurements on a nonrecurring basis of our long-lived assets held and used, primarily related to certain specifically identified restaurant locations that have, or are scheduled to be, relocated or renovated or were under-performing. At the time of the impairment recognized in the second quarter of 2012, the impaired long-lived assets had $2.1 million of remaining fair value. As of June 30, 2012, there was $2.9 million remaining fair value associated with long-lived assets for which asset impairment losses were recognized during the six months ended June 30, 2012. Restaurant closure and related expenses of $0.7 million and $1.0 million were recognized for the three months ended June 30, 2013 and 2012, respectively, and $1.5 million was recognized for the six months ended June 30, 2013 and 2012, respectively.  Impairment losses for long-lived assets held and used and restaurant closure and related expenses

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

were recognized in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive Income.

We primarily used third-party market appraisals (Level 2) and discounted cash flow models (Level 3) to estimate the fair value of the long-lived assets.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.

The following table presents quantitative information related to the range of unobservable inputs used in our Level 3 fair value measurements for the impairment losses incurred in the six months ended June 30, 2012:

SIX MONTHS ENDED
UNOBSERVABLE INPUT	JUNE 30, 2012
Weighted-average cost of capital (1)	10.4% - 11.2%
Long-term growth rates	3.0%
Annual revenue growth rates (2)	(8.7)% - 4.3%
________________

(1)	Weighted average of the cost of capital unobservable input range was 10.9% for the six months ended June 30, 2012.

(2)	Weighted average of the annual revenue growth rates unobservable input range was 2.6% for the six months ended June 30, 2012.

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

In April 2011, we modified our managing and chef partner compensation structure to provide greater incentives for sales and profit growth.  Under the revised program, managing and chef partners continue to sign five-year employment agreements and receive monthly distributions of the same percentage of their restaurant’s cash flow as under the prior program. However, under the revised program, in lieu of participation in the PEP, managing partners and chef partners are eligible to receive deferred compensation payments under the POA.  The POA places greater emphasis on year-over-year growth in cash flow than the PEP. Managing and chef partners receive a greater value under the POA than they would have received under the PEP if certain levels of year-over-year cash flow growth are achieved and a lesser value than under the PEP if these levels are not achieved. As of June 30, 2013 and December 31, 2012, our POA liability was $18.6 million and $15.3 million, respectively, which primarily was recorded in Partner deposits and accrued partner obligations in our Consolidated Balance Sheets.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In June 2007, certain stock options that had been granted to managing and chef partners under a previously existing managing partner stock plan upon completion of a previous employment contract were converted into the right to receive cash in the form of a “Supplemental PEP” contribution.

As of June 30, 2013, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $127.4 million, of which $17.5 million and $109.9 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet. As of December 31, 2012, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $122.6 million, of which $17.8 million and $104.8 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet. Partners allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of June 30, 2013 and December 31, 2012, we had approximately $69.4 million and $67.8 million, respectively, in various corporate owned life insurance policies held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations primarily under the PEP, Supplemental PEP and POA. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

As of June 30, 2013 and December 31, 2012, there were $73.5 million and $65.1 million, respectively, of unfunded obligations primarily related to the PEP, Supplemental PEP and POA, excluding amounts not yet contributed to the partners’ investment funds, which may require the use of cash resources in the future.

We require the use of capital to fund the PEP and the POA as each managing and chef partner earns a contribution, and currently estimate funding requirements ranging from $17.0 million to $19.0 million for PEP and from $5.0 million to $7.0 million for POA in each of the next two years through June 30, 2015.  Actual funding of the current PEP and POA obligations and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

INCOME TAXES

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. We recorded a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance. Our conclusion that it is more likely than not that such deferred income tax assets will be realized is strongly influenced by our forecast of future taxable income.

At December 31, 2012, we had a valuation allowance against net deferred income tax assets recorded of $72.5 million, of which $67.7 million was for U.S. net deferred income tax assets. We established the domestic portion of the valuation allowance in 2009 with increases through 2012 against our then existing U.S. net deferred income tax assets because we determined that the deferred income tax assets were not likely to be realized in future periods based on the negative evidence that outweighed the positive evidence.

As we do each reporting period, we conducted an assessment of the recoverability of its net deferred income tax assets as of June 30, 2013 and determined it was more likely than not that our existing net deferred income tax assets for general business tax credit carryforwards would be realized. Our assessment included consideration of all available positive and negative evidence including, among other evidence, historical cumulative operating income, projected future taxable income and recent utilization of U.S. net operating loss carryforwards and tax credit carryforwards. Accordingly, we recorded a $67.7 million reduction of the valuation allowance against the U.S. net deferred income tax assets as of June 30, 2013 of which $52.0 million was recorded as an income tax benefit and $15.7 million was recorded as an increase to Additional paid-in capital. As the general business tax credits are expected to be realized due to current year and future year’s income, the portion attributable to future year’s income, or $44.8 million, was released as a discrete event during the second quarter of 2013. The remainder was allocated to interim periods as current year activity as income is expected to be realized and impacts the estimated 2013 annual effective income tax rate. We did not release the valuation allowance against foreign net operating loss carryforwards.

Although the release of the valuation allowance will have a positive effect on our results of operations in 2013, the release will most likely have the effect of reducing our earnings in periods subsequent to 2013 as a result of an increase in the provision for income taxes in such future periods. This negative effect on earnings in subsequent periods occurs because the release of the valuation allowance reflects the recognition of previously generated, but not recognized, income tax benefits in 2013. Absent the release of the valuation allowance, any such income tax benefits would be recognized in the future periods in which their realization were to occur upon the generation of taxable income. We expect to continue to generate significant U.S. income tax credits, which combined with the mix of U.S. and foreign earnings in periods subsequent to 2013 will result in an effective income tax rate that is higher than those in the current and prior periods but continues to be lower than the blended federal and state statutory rate. In addition, until such time as our tax credit carryforwards are exhausted or expire, income tax expense is expected to substantially exceed the amount of cash income taxes payable by us.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

As of June 30, 2013 and December 31, 2012, we had $222.4 million and $261.7 million, respectively, in cash and cash equivalents (excluding restricted cash of $19.3 million and $20.1 million, respectively), of which approximately $83.2 million and $92.9 million, respectively, was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. Based on cash and working capital projections within domestic tax jurisdictions, we believe we will generate sufficient cash flows from our United States operations to meet our future debt repayment requirements, anticipated working capital needs and planned capital expenditures, as well as all of our other business needs in the United States.
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
DIVIDENDS
We did not declare or pay any dividends on our common stock during 2012 or in the six months ended June 30, 2013. Our Board of Directors does not intend to pay regular dividends on our common stock. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in the Credit Facilities and other considerations, determine to pay dividends in the future.
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2013-11”). Under ASU No. 2013-11, an entity is required to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. ASU No. 2013-11 is effective for public companies for fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years, with early adoption permitted. ASU No. 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively. This guidance will not have an impact on our financial position, results of operations or cash flows as we currently present unrecognized tax benefits net of deferred tax assets where applicable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the second quarter of 2013 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the three months ended June 30, 2013:

MONTH	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
April 1, 2013 through April 30, 2013	17,796	$20.78	*	*
May 1, 2013 through May 31, 2013	—	n/a	*	*
June 1, 2013 through June 30, 2013	—	n/a	*	*
Total	17,796		*	*
____________________
*     These amounts are not applicable as we do not have a share repurchase program in effect.

(1)	Common stock purchased during the three months ended June 30, 2013 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock awards.

BLOOMIN’ BRANDS, INC.

Item 6.  Exhibits

Exhibit Number	Description of Exhibits

10.01
First Amendment to Credit Agreement, Guaranty and Security Agreement dated as of April 10, 2013 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Subsidiary Guarantors, the Lenders and Deutsche Bank Trust Company Americas, as administrative agent for the Lenders (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 001-35625, and incorporated herein by reference)

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

Date:	August 1, 2013	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]