Form 10-Q
period 2013-09-30
Bloomin' Brands, Inc.
filed 2013-11-06
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of November 1, 2013, 124,482,148 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2013
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$183,658	$261,690
Current portion of restricted cash	3,789	4,846
Inventories	70,717	78,181
Deferred income tax assets	49,446	39,774
Other current assets, net	99,770	103,321
Total current assets	407,380	487,812
Restricted cash	15,504	15,243
Property, fixtures and equipment, net	1,563,443	1,506,035
Investments in and advances to unconsolidated affiliates, net	40,973	36,748
Goodwill	271,163	270,972
Intangible assets, net	541,214	551,779
Deferred income tax assets	2,893	2,532
Other assets, net	155,557	145,432
Total assets	$2,998,127	$3,016,553

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$155,445	$131,814
Accrued and other current liabilities	171,272	192,284
Current portion of partner deposits and accrued partner obligations	13,566	14,771
Unearned revenue	202,204	329,518
Current portion of long-term debt	13,341	22,991
Total current liabilities	555,828	691,378
Partner deposits and accrued partner obligations	77,094	85,762
Deferred rent	103,024	87,641
Deferred income tax liabilities	130,636	195,874
Long-term debt, net	1,447,768	1,471,449
Other long-term liabilities, net	261,064	264,244
Total liabilities	2,575,414	2,796,348
Commitments and contingencies (see Note 12)
Stockholders’ Equity
Bloomin’ Brands, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 124,287,148 and 121,148,451 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,243	1,211
Additional paid-in capital	1,057,933	1,000,963
Accumulated deficit	(624,070)	(773,085)
Accumulated other comprehensive loss	(16,780)	(14,801)
Total Bloomin’ Brands, Inc. stockholders’ equity	418,326	214,288
Noncontrolling interests	4,387	5,917
Total stockholders’ equity	422,713	220,205
Total liabilities and stockholders’ equity	$2,998,127	$3,016,553

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Revenues
Restaurant sales	$957,507	$943,260	$3,047,854	$2,958,747
Other revenues	10,062	9,656	30,821	30,661
Total revenues	967,569	952,916	3,078,675	2,989,408
Costs and expenses
Cost of sales	317,589	309,420	993,031	960,751
Labor and other related	274,125	270,011	858,020	834,912
Other restaurant operating	246,240	236,318	717,489	686,160
Depreciation and amortization	40,135	38,347	121,220	116,454
General and administrative	61,822	111,633	199,407	259,851
Provision for impaired assets and restaurant closings	121	—	2,706	9,089
Income from operations of unconsolidated affiliates	(1,973)	(1,268)	(7,454)	(5,392)
Total costs and expenses	938,059	964,461	2,884,419	2,861,825
Income (loss) from operations	29,510	(11,545)	194,256	127,583
Loss on extinguishment and modification of debt	—	(8,956)	(14,586)	(11,807)
Other income (expense), net	223	83	(127)	(46)
Interest expense, net	(17,690)	(21,173)	(56,585)	(66,184)
Income (loss) before (benefit) provision for income taxes	12,043	(41,591)	122,958	49,546
(Benefit) provision for income taxes	(91)	(7,836)	(30,696)	8,905
Net income (loss)	12,134	(33,755)	153,654	40,641
Less: net income attributable to noncontrolling interests	840	2,111	4,269	9,068
Net income (loss) attributable to Bloomin’ Brands, Inc.	$11,294	$(35,866)	$149,385	$31,573

Net income (loss)	$12,134	$(33,755)	$153,654	$40,641
Other comprehensive income (loss):
Foreign currency translation adjustment	10,697	6,710	(1,979)	3,197
Comprehensive income (loss)	22,831	(27,045)	151,675	43,838
Less: comprehensive income attributable to noncontrolling interests	840	2,111	4,269	9,068
Comprehensive income (loss) attributable to Bloomin’ Brands, Inc.	$21,991	$(29,156)	$147,406	$34,770

Earnings (loss) per share:
Basic	$0.09	$(0.31)	$1.22	$0.29
Diluted	$0.09	$(0.31)	$1.16	$0.28
Weighted average common shares outstanding:
Basic	123,747	114,331	122,624	109,028
Diluted	129,439	114,331	128,464	111,145

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2012	121,148	$1,211	$1,000,963	$(773,085)	$(14,801)	$5,917	$220,205
Net income	—	—	—	149,385	—	4,269	153,654
Foreign currency translation adjustment	—	—	—	—	(1,979)	—	(1,979)
Release of valuation allowance related to purchases of limited partnerships and joint venture interests	—	—	15,669	—	—	—	15,669
Stock-based compensation	—	—	10,841	—	—	—	10,841
Exercises of stock options	2,921	29	24,652	—	—	—	24,681
Repurchase of common stock	(18)	—	—	(370)	—	—	(370)
Issuance of restricted stock	266	3	—	—	—	—	3
Forfeiture of restricted stock	(30)	—	(21)	—	—	—	(21)
Repayments of notes receivable due from stockholders	—	—	5,829	—	—	—	5,829
Distributions to noncontrolling interests	—	—	—	—	—	(5,799)	(5,799)
Balance, September 30, 2013	124,287	$1,243	$1,057,933	$(624,070)	$(16,780)	$4,387	$422,713

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2011	106,573	$1,066	$874,753	$(822,625)	$(22,344)	$9,447	$40,297
Net income	—	—	—	31,573	—	9,068	40,641
Foreign currency translation adjustment	—	—	—	—	3,197	—	3,197
Issuance of common stock in connection with initial public offering	14,197	142	142,380	—	—	—	142,522
Stock-based compensation	—	—	19,215	—	—	—	19,215
Exercises of stock options	136	1	883	—	—	—	884
Repurchase of common stock	(36)	(1)	316	(431)	—	—	(116)
Issuance of restricted stock	268	3	—	—	—	—	3
Forfeiture of restricted stock	(36)	—	(138)	—	—	—	(138)
Issuance of notes receivable due from stockholders	—	—	(550)	—	—	—	(550)
Repayments of notes receivable due from stockholders	—	—	1,661	—	—	—	1,661
Purchase of limited partnership and joint venture interests	—	—	(18,247)	—	—	545	(17,702)
Distributions to noncontrolling interests	—	—	—	—	—	(10,673)	(10,673)
Balance, September 30, 2012	121,102	$1,211	$1,020,273	$(791,483)	$(19,147)	$8,387	$219,241

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Cash flows provided by operating activities:
Net income	$153,654	$40,641
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	121,220	116,454
Amortization of deferred financing fees	2,673	7,028
Amortization of capitalized gift card sales commissions	17,209	15,237
Provision for impaired assets and restaurant closings	2,706	9,089
Accretion on debt discounts	1,837	647
Stock-based and other non-cash compensation expense	16,584	37,954
Income from operations of unconsolidated affiliates	(7,454)	(5,392)
Deferred income tax benefit	(56,146)	(337)
Loss on disposal of property, fixtures and equipment	321	1,302
Unrealized gain on derivative financial instruments	(262)	(512)
Gain on life insurance and restricted cash investments	(3,464)	(4,149)
Loss on extinguishment and modification of debt	14,586	11,807
Recognition of deferred gain on sale-leaseback transaction	(1,600)	(1,073)
Change in assets and liabilities:
Decrease (increase) in inventories	7,370	(12,939)
(Increase) decrease in other current assets	(15,881)	4,764
(Increase) decrease in other assets	(3,083)	2,530
Decrease in accounts payable and accrued and other current liabilities	(13,188)	(34,208)
Increase in deferred rent	17,708	11,617
Decrease in unearned revenue	(127,330)	(121,725)
(Decrease) increase in other long-term liabilities	(787)	2,215
Net cash provided by operating activities	126,673	80,950
Cash flows (used in) provided by investing activities:
Purchases of life insurance policies	(760)	(60)
Proceeds from sale of life insurance policies	1,071	—
Proceeds from disposal of property, fixtures and equipment	3,294	2,567
Proceeds from sale-leaseback transaction	—	192,886
Capital expenditures	(166,154)	(134,166)
Decrease in restricted cash	19,280	72,973
Increase in restricted cash	(18,470)	(75,834)
Return on investment from unconsolidated affiliates	267	332
Net cash (used in) provided by investing activities	$(161,472)	$58,698

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Cash flows used in financing activities:
Proceeds from issuance of 2012 CMBS Loan	$—	$495,186
Repayments of long-term debt	(37,401)	(18,949)
Extinguishment of CMBS loan	—	(777,563)
Extinguishment of senior notes	—	(254,660)
Proceeds from borrowings on revolving credit facilities	—	25,000
Repayments of borrowings on revolving credit facilities	—	(33,000)
Financing fees	(12,519)	(5,442)
Proceeds from the issuance of common stock in connection with initial public offering	—	142,522
Proceeds from the exercise of stock options	24,681	885
Distributions to noncontrolling interests	(5,799)	(10,673)
Repayments of partner deposits and accrued partner obligations	(17,426)	(20,869)
Issuance of notes receivable due from stockholders	—	(550)
Repayments of notes receivable due from stockholders	5,829	1,661
Repurchase of common stock	(370)	—
Net cash used in financing activities	(43,005)	(456,452)
Effect of exchange rate changes on cash and cash equivalents	(228)	2,995
Net decrease in cash and cash equivalents	(78,032)	(313,809)
Cash and cash equivalents at the beginning of the period	261,690	482,084
Cash and cash equivalents at the end of the period	$183,658	$168,275
Supplemental disclosures of cash flow information:
Cash paid for interest	$54,416	$59,129
Cash paid for income taxes, net of refunds	17,861	20,406
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$1,051	$5,699
Purchase of limited partnership interests through accounts payable or notes payable	—	17,702
Acquisition of property, fixtures and equipment through accounts payable or capital lease liabilities	13,187	9,567
Release of valuation allowance through additional paid-in capital related to purchases of limited partnerships and joint venture interests	15,669	—

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation

Bloomin’ Brands, Inc. (“Bloomin’ Brands” or the “Company”) was formed by an investor group comprised of funds advised by Bain Capital Partners, LLC and Catterton Management Company, LLC (the “Sponsors”) and Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (the “Founders”) and certain members of management. Bloomin’ Brands is a holding company and conducts its operations through OSI Restaurant Partners, LLC (“OSI”), the Company’s primary operating entity, and New Private Restaurant Properties, LLC, an indirect wholly-owned subsidiary of the Company that leases certain Company-owned restaurant properties to a subsidiary of OSI. In August 2012, the Company completed an initial public offering of its common stock (see Note 11).

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

The Company has reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the three and nine months ended September 30, 2013. These reclassifications had no effect on previously reported Net income (loss).

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

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2013-05”). Under ASU No. 2013-05, which clarifies existing U.S. GAAP guidance, an entity would recognize cumulative translation adjustments in earnings when it ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. However, when an entity sells either a part or all of its investment in a consolidated foreign entity, an entity would recognize cumulative translation adjustments in earnings only if the parent no longer has a controlling financial interest in the foreign entity as a result of the sale. In the case of sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustments attributable to the equity method investment would be recognized in earnings upon sale of the equity method investment. In addition, cumulative translation adjustments would be recognized in earnings upon a business combination achieved in stages such as a step acquisition. ASU No. 2013-05 is effective for public companies for fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years, with early adoption permitted. The Company will adopt ASU No. 2013-05 effective January 1, 2014 with prospective application to the derecognition of any foreign entity subsidiaries, groups of assets or investments in foreign entities completed on or after January 1, 2014. The impact of ASU No. 2013-05 on the Company’s financial position, results of operations and cash flows is dependent on future transactions resulting in derecognition of the Company’s foreign assets, subsidiaries or investments in foreign entities completed on or after adoption.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2013-11”). Under ASU No. 2013-11, an entity is required to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. ASU No. 2013-11 is effective for public companies for fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years, with early adoption permitted. ASU No. 2013-11 will apply on a prospective basis to all

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively. This guidance will not have an impact upon adoption at January 1, 2014 on the Company’s financial position, results of operations or cash flows as the Company currently presents its unrecognized tax benefits net of its deferred tax assets where applicable.

3.         Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
Net income (loss) attributable to Bloomin’ Brands, Inc.	$11,294	$(35,866)	$149,385	$31,573

Basic weighted average common shares outstanding	123,747	114,331	122,624	109,028

Effect of diluted securities:
Stock options	5,500	—	5,303	2,028
Unvested restricted stock	192	—	537	89
Diluted weighted average common shares outstanding	129,439	114,331	128,464	111,145

Basic earnings (loss) per share	$0.09	$(0.31)	$1.22	$0.29
Diluted earnings (loss) per share	$0.09	$(0.31)	$1.16	$0.28

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect was antidilutive were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
Stock options	1,328	12,319	1,557	1,178
Unvested restricted stock	—	253	—	—

For the three and nine months ended September 30, 2013, an immaterial number of performance-based share units (“PSUs”) were not included in the computation of diluted weighted average common shares outstanding because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established performance criteria.

4.         Stock-based Compensation

During the first and second quarters of 2013, the Company granted PSUs to executives and key members of management. There were no PSUs awarded in periods prior to 2013. The PSUs vest over a period of four years following the date of grant, and 25% of the grant is earned or forfeited on each grant anniversary date, subject to certification of the performance criteria by the Board of Directors. The number of units that actually vest will be determined for each year based on the achievement of certain Company performance criteria set forth in the award agreement and may range from zero to 200% of the annual target grant. PSUs that do not vest based on failure to satisfy the stated performance criteria for any annual period are forfeited. In addition to the satisfaction of the performance criteria for the PSUs, vesting is dependent upon continued service with forfeiture of all unvested PSUs upon termination, unless in the case of death or disability, in which case a pro rata portion of the target number of PSUs are eligible to immediately vest based on actual performance during the performance period. The PSUs are settled in shares of common stock. Holders will receive one share of common stock for each performance-based share unit that vests. The fair value of PSUs is based on the closing price of the Company’s common stock on the grant date. Compensation expense for

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

PSUs is recognized over the vesting period when it is probable the performance criteria will be achieved. During the three and nine months ended September 30, 2013, compensation expense recorded for PSUs was immaterial to the Company’s consolidated financial statements.

The following table presents a summary of the Company’s stock-based compensation activity for the nine months ended September 30, 2013 (in thousands):

	STOCK OPTIONS	RESTRICTED STOCK AWARDS	PERFORMANCE-BASED SHARE UNITS (1)
Outstanding at December 31, 2012	12,379	299	—
Granted	1,402	266	58
Exercised or vested	(2,921)	(68)	—
Forfeited or expired	(502)	(30)	(7)
Outstanding at September 30, 2013	10,358	467	51
________________

(1)
Share unit amounts represent the target number of PSUs considered granted for accounting recognition based on the establishment of performance targets for future years. The actual number of shares that will be earned upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

At September 30, 2013 and December 31, 2012, approximately 5.1 million and 7.3 million, respectively, of outstanding stock options were exercisable.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was $8.66 and $6.91, respectively, and was estimated using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of options granted for the periods indicated:

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Weighted-average risk-free interest rate	1.13%	1.14%
Dividend yield	—%	—%
Expected term	6.3 years	6.5 years
Weighted-average volatility	48.7%	48.5%

During the three months ended September 30, 2013 and 2012, the Company recognized aggregate stock-based compensation expense of $3.2 million and $17.6 million, respectively, and during the nine months ended September 30, 2013 and 2012, the Company recognized aggregate stock-based compensation expense of $10.6 million and $19.1 million, respectively. Aggregate stock-based compensation expense recorded in the three and nine months ended September 30, 2012 includes a $16.0 million charge for certain stock options held by the Company’s Chief Executive Officer (“CEO”) and the termination of the management call option, both in connection with the Company’s initial public offering in August 2012 (see Note 11).

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

5.           Investment in Equity Method Investee

Through a joint venture arrangement with PGS Participações Ltda. (“PGS Par”), the Company held a 50% ownership interest through October 2013 in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”), which operates Outback Steakhouse restaurants in Brazil.  The Company accounts for the Brazilian Joint Venture under the equity method of accounting.  At September 30, 2013 and December 31, 2012, the Company’s net investment of $40.5 million and $36.0 million, respectively, was recorded in Investments in and advances to unconsolidated affiliates, net, and a foreign currency translation adjustment of ($3.0) million and ($2.7) million was recorded in Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets for the nine months ended September 30, 2013 and 2012, respectively. The Company’s share of earnings of $2.0 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, and $7.5 million and $5.1 million for the nine months ended September 30, 2013 and 2012, respectively, was recorded in Income from operations of unconsolidated affiliates in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table presents summarized financial information for 100% of the Brazilian Joint Venture for the periods ending as indicated (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
Net revenue from sales	$61,844	$58,482	$191,551	$172,608
Gross profit	42,631	40,912	132,130	120,744
Income from continuing operations	9,875	4,761	24,388	18,957
Net income	3,902	2,536	13,957	10,120

Through an acquisition of PGS Par, which became effective on November 1, 2013, the Company acquired a controlling interest in the Brazilian Joint Venture (see Note 13).

6.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
Accrued payroll and other compensation	$81,729	$108,612
Accrued insurance	23,862	22,235
Other current liabilities	65,681	61,437
	$171,272	$192,284

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

7.           Long-term Debt, Net

Long-term debt, net consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
Senior secured term loan B facility, interest rates of 3.50% and 4.75% at September 30, 2013 and December 31, 2012, respectively (1) (2)	$975,000	$1,000,000
Mortgage loan, weighted average interest rates of 4.01% and 3.98% at September 30, 2013 and December 31, 2012, respectively (3)	313,656	319,574
First mezzanine loan, interest rate of 9.00% at September 30, 2013 and December 31, 2012 (3)	86,374	87,048
Second mezzanine loan, interest rate of 11.25% at September 30, 2013 and December 31, 2012 (3)	86,859	87,273
Other notes payable, uncollateralized, interest rates ranging from 0.58% to 7.00% and from 0.63% to 7.00% at September 30, 2013 and December 31, 2012, respectively (2)	6,030	9,848
Sale-leaseback obligations (2)	2,375	2,375
Capital lease obligations (2)	1,581	2,112
	1,471,875	1,508,230
Less: current portion of long-term debt	(13,341)	(22,991)
Less: unamortized debt discount	(10,766)	(13,790)
Long-term debt, net	$1,447,768	$1,471,449
________________

(1)	At December 31, 2012, $50.0 million of OSI’s outstanding senior secured term loan B facility was at an interest rate of 5.75%.

(2)	Represents obligations of OSI.

(3)	Represents obligations of New PRP (as defined below).

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

On April 10, 2013, OSI completed a repricing of its senior secured term loan B facility pursuant to the First Amendment to Credit Agreement, Guaranty and Security Agreement, among OSI, OSI HoldCo, Inc., the subsidiary guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, and a syndicate of institutional lenders and financial institutions (the “Amended Credit Agreement”). The Amended Credit Agreement replaced OSI’s existing senior secured term loan B facility with a new senior secured term loan B facility (the “Amended Term Loan B”). The Amended Term Loan B had the same principal amount outstanding (as of the repricing date) of $975.0 million, maturity date of October 26, 2019, amortization schedule and financial covenants but a lower applicable interest rate than the existing senior secured term loan B facility. Voluntary prepayments made on the principal amount outstanding since the inception of the Credit Agreement will continue to be treated as prepayments for purposes of determining amortization payment and mandatory prepayment requirements under the Amended Term Loan B.

As a result of the repricing transaction, the Company recorded a Loss on extinguishment and modification of debt of $14.6 million in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) during the second quarter of 2013. The loss was comprised of a prepayment penalty of $9.8 million, third-party financing costs of $2.4 million and the write-off of $1.2 million each of deferred financing fees and unamortized debt discount. The third-party financing costs included in the loss related to debt held by lenders that participated in both the original, and repriced debt and therefore, the debt was treated as modified rather than extinguished. The deferred financing fees and unamortized debt discount amounts included in the loss were related to the extinguished portion of the debt.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The Amended Credit Agreement decreased the interest rate applicable to the Amended Term Loan B to 150 basis points over the Base Rate or 250 basis points over the Eurocurrency Rate and reduced the interest rate floors applicable to the Amended Term Loan B to 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate. The Base Rate option is the highest of (i) the prime rate of Deutsche Bank Trust Company Americas, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency Rate with a one-month interest period plus 1.0% (“Base Rate”) (3.25% at September 30, 2013 and December 31, 2012).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.18% to 0.37% and 0.21% to 0.51% at September 30, 2013 and December 31, 2012, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.

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

The Amended Term Loan B requires amortization payments of approximately $10.0 million per calendar year, payable in scheduled equal quarterly installments through September 2019. These payments are reduced by the application of any prepayments, and any remaining balance is due at maturity in October 2019. The outstanding balance on the Amended Term Loan B and term loan B, excluding the unamortized debt discount, was $975.0 million and $1.0 billion at September 30, 2013 and December 31, 2012, respectively. The remaining unamortized debt discount on the Amended Term Loan B and term loan B was $7.4 million and $9.7 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, none of the outstanding balance on the Amended Term Loan B was classified as current due to voluntary prepayments of $25.0 million made by OSI during the first quarter of 2013 and the results of its projected covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required in the next 12 months. The amount of outstanding term loans required to be prepaid in accordance with OSI’s debt covenants may vary based on year-end results. At December 31, 2012, $10.0 million of the outstanding balance on the term loan B was classified as current due to OSI’s required quarterly payments.

The revolving credit facility matures October 26, 2017 and provides for swing-line loans and letters of credit of up to $225.0 million for working capital and general corporate purposes. The revolving credit facility bears interest at rates ranging from 200 to 250 basis points over the Base Rate or 300 to 350 basis points over the Eurocurrency Rate. There were no loans outstanding under the revolving credit facility at September 30, 2013 or December 31, 2012, however, $37.6 million and $41.2 million, respectively, of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing. Total outstanding letters of credit issued under OSI’s revolving credit facility may not exceed $100.0 million. Subsequent to the end of the third quarter of 2013, OSI borrowed $100.0 million from its revolving credit facility to finance, in part, the acquisition of the Company’s Brazilian operations (see Note 13).

At September 30, 2013 and December 31, 2012, the Company was in compliance with its debt covenants. See the 2012 Form 10-K for further information about OSI’s debt covenant requirements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Effective March 27, 2012, New Private Restaurant Properties, LLC and two of the Company’s other indirect wholly-owned subsidiaries (collectively, “New PRP”) entered into a commercial mortgage-backed securities loan (the “2012 CMBS Loan”) with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and comprised a first mortgage loan in the amount of $324.8 million, collateralized by 261 of the Company’s properties, and two mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017. The first mortgage loan has five fixed-rate components and a floating rate component. The fixed-rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day London Interbank Offered Rate (“LIBOR”) (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.00% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum.

The proceeds from the 2012 CMBS Loan, together with the proceeds from a sale-leaseback transaction and excess cash held in Private Restaurant Properties, LLC (“PRP”), a wholly-owned subsidiary, were used to repay PRP’s original first mortgage and mezzanine notes (together, the commercial mortgage-backed securities loan) (“CMBS Loan”). During the first quarter of 2012, the Company recorded a $2.9 million loss related to the extinguishment in Loss on extinguishment and modification of debt in its Consolidated Statement of Operations and Comprehensive Income (Loss).

At September 30, 2013 and December 31, 2012, the outstanding balance, excluding the unamortized debt discount, on the 2012 CMBS Loan was $486.9 million and $493.9 million, respectively.

8.     Other Long-term Liabilities, Net

The Company maintains endorsement split-dollar insurance policies with a death benefit ranging from $5.0 million to $10.0 million for one of its current and certain of its former executive officers.  The Company is the beneficiary of the policies to the extent of premiums paid or the cash value, whichever is greater, with the remaining death benefit being paid to personal beneficiaries designated by the executive officers.  During the nine months ended September 30, 2013, the Company terminated the split-dollar agreements with four of its former executive officers in exchange for an aggregate $4.7 million in cash. Upon termination, the release of the death benefit and related liabilities and net of the associated cash termination payment resulted in net gains of $4.1 million during the nine months ended September 30, 2013, which were recorded in General and administrative in the Consolidated Statement of Operations and Comprehensive Income (Loss). As a result of the terminations, the Company became the sole and exclusive owner of the related split-dollar insurance policies and elected to cancel them.

As of September 30, 2013 and December 31, 2012, the Company had $5.9 million and $14.3 million, respectively, recorded in Other long-term liabilities, net in its Consolidated Balance Sheets for the outstanding obligations under the endorsement split-dollar insurance policies.

9.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis

In connection with the 2012 CMBS Loan, the Company entered into an interest rate cap with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. This interest rate cap had a nominal fair market value at September 30, 2013 and December 31, 2012.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair Value Measurements on a Nonrecurring Basis

The Company did not record material impairment charges as a result of fair value measurements on a nonrecurring basis of its long-lived assets held and used during the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013, respectively. The following table presents losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	SEPTEMBER 30, 2012
		REMAINING FAIR VALUE			NINE MONTHS ENDED SEPTEMBER 30, 2012
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$2,704	$—	$646	$2,058	$7,558

The Company did not record any material impairment charges as a result of fair value measurements on a nonrecurring basis of its long-lived assets held and used during the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013. The Company recorded $7.6 million of impairment charges during the nine months ended September 30, 2012, as a result of the fair value measurement on a nonrecurring basis of its long-lived assets held and used, primarily related to certain specifically identified restaurant locations that have, or are scheduled to be, relocated or renovated or were under-performing. As of September 30, 2012, there was $2.7 million of remaining fair value associated with long-lived assets for which asset impairment losses were recognized during the nine months ended September 30, 2012. Restaurant closure expenses recognized for the three months ended September 30, 2013 and 2012 were not material to the consolidated financial statements. The Company recognized restaurant closure expenses of $1.6 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.  Impairment losses for long-lived assets held and used and restaurant closure expenses were recognized in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company used a third-party market appraisal (Level 2) and discounted cash flow models (Level 3) to estimate the fair value of the long-lived assets included in the table above.  Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results.

The following table presents quantitative information related to the range of unobservable inputs used in the Company’s Level 3 fair value measurements for the impairment losses incurred in the nine months ended September 30, 2012:

NINE MONTHS ENDED
UNOBSERVABLE INPUT	SEPTEMBER 30, 2012
Weighted-average cost of capital (1)	10.4% - 11.2%
Long-term growth rates	3.0%
Annual revenue growth rates (2)	(8.7)% - 4.3%
________________

(1)	Weighted average of the cost of capital unobservable input range was 10.9% for the nine months ended September 30, 2012.

(2)	Weighted average of the annual revenue growth rates unobservable input range was 2.6% for the nine months ended September 30, 2012.

The Company performed its annual goodwill and other indefinite-lived intangible assets impairment test during the second quarters of 2013 and 2012. The impairment test performed in the second quarter of 2013 utilized a qualitative assessment. This qualitative assessment is referred to as a “step zero” approach and allows the Company the option

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

The Company did not have any impairment charges in the second quarter of 2013 or 2012 as a result of the annual goodwill and other indefinite-live intangible assets impairment tests.

Interim Disclosures about Fair Value of Financial Instruments

The Company’s non-derivative financial instruments at September 30, 2013 and December 31, 2012 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The fair value of OSI’s senior secured term loan B facility is determined based on quoted market prices in inactive markets. The fair value of New PRP’s commercial mortgage-backed securities is based on assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.  Fair value estimates for other notes payable are derived using a discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value. These inputs represent assumptions impacted by economic conditions and management expectations and may change in the future based on period-specific facts and circumstances.

The following tables include the carrying value and fair value of the Company’s financial instruments at September 30, 2013 and December 31, 2012 aggregated by the level in the fair value hierarchy in which those measurements fall (in thousands):

	SEPTEMBER 30, 2013
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Senior secured term loan B facility (1)	$975,000	$—	$972,563	$—
Mortgage loan (2)	313,656	—	—	330,647
First mezzanine loan (2)	86,374	—	—	87,453
Second mezzanine loan (2)	86,859	—	—	87,945
Other notes payable (1)	6,030	—	—	5,697

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

10.           Income Taxes

The effective income tax rate for the three months ended September 30, 2013 was (0.8)% compared to 18.8% for the same period in 2012. This net decrease in the effective income tax rate as compared to the prior year was primarily due to the effect of the change in the projected annual income tax rate and the income tax benefit related to items required to be treated discretely.

The effective income tax rate for the nine months ended September 30, 2013 was (25.0)% compared to 18.0% for the same period in 2012. This net decrease in the effective income tax rate was primarily due to the benefit of the release of valuation allowance in the second quarter of 2013 as discussed below.

The effective income tax rates for the three and nine months ended September 30, 2013 were lower than the blended federal and state statutory rate of 39.1% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the release of valuation allowance, the elimination of noncontrolling interest and the foreign rate differential, together being such a large percentage of projected annual pretax income. The effective income tax rates for the three and nine months ended September 30, 2012 were lower than the blended federal and state statutory rate of 38.7% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the foreign rate differential and the elimination of noncontrolling interest together being such a large percentage of projected annual pretax income. This was partially offset by an increase in the valuation allowance.

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

As of June 30, 2013, the Company conducted an assessment of the recoverability of its net deferred income tax assets and determined it was more likely than not that its existing net deferred income tax assets for general business tax credit carryforwards would be realized. The Company’s assessment included consideration of all available positive and negative evidence including, among other evidence, historical cumulative operating income, projected future taxable income and recent utilization of U.S. net operating loss carryforwards and tax credit carryforwards. Accordingly, the Company recorded a $67.7 million reduction of the valuation allowance against the U.S. net deferred income tax assets of which $52.0 million was recorded as income tax benefit and $15.7 million was an increase to Additional paid-in capital as of June 30, 2013. As the general business tax credits are expected to be realized due to current year and future year’s income, the portion attributable to future year’s income, or $44.8 million, was released as a discrete event during the second quarter of 2013. The remainder was allocated to interim periods as current year activity as income is expected to be realized and impacts the estimated 2013 annual effective income tax rate. The Company did not release the valuation allowance against foreign net operating loss carryforwards.

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

As of September 30, 2013 and December 31, 2012, the Company had $14.4 million and $13.6 million, respectively, of unrecognized tax benefits ($4.2 million and $1.0 million, respectively, in Other long-term liabilities, net, $1.1 million and $0.9 million, respectively in Accrued and other current liabilities and $9.1 million and $11.7 million, respectively, in Deferred income tax liabilities).  Additionally, the Company accrued $2.6 million and $2.4 million, respectively of interest and penalties related to uncertain tax positions as of September 30, 2013 and December 31, 2012, respectively.  Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $14.8 million and $13.8 million as of September 30, 2013 and December 31, 2012, respectively, if recognized, would impact the Company’s effective income tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective income tax rate consists of items that are offset by deferred income tax assets and the federal income tax benefit of state income tax items.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will change by approximately $0.5 million to $0.6 million within the next twelve months after September 30, 2013.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the years ended December 31, 2007 through 2012. The Company and its subsidiaries’ state and foreign income tax returns are also open to audit under the statute of limitations for the years ended December 31, 2000 through 2012.

The Company is currently under examination by the IRS for the years ended December 31, 2009 through 2011. In September 2013, the IRS informed the Company that it proposes to issue an audit adjustment to the Company for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by the Company’s tipped employees during calendar year 2010. The cash tips allegedly unreported by the tipped employees are based on an IRS estimate of the aggregate amount of tips directly received by tipped employees from the Company’s customers. The potential employer’s FICA tax liability based on the IRS’ preliminary estimate of allegedly unreported tips is $10.0 million. The Company recorded a liability that it believes is appropriate in Accrued and other current liabilities in its Consolidated Balance Sheet at September 30, 2013. The associated expense is included in Labor and other related expenses for the three months ended September 30, 2013. In addition, a deferred income tax benefit has been recorded for the allowable income tax credits for the employer share of FICA taxes expected to be paid as result of the assessment. This income tax benefit is included in (Benefit) provision for income taxes and offsets the additional Labor and other related expenses in 2013.

11.         Stockholders’ Equity

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

additional shares) at a price to the public of $11.00 per share for aggregate gross offering proceeds of $46.2 million. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

During the third quarter of 2012, the Company received net proceeds in the offering of approximately $142.5 million after deducting underwriting discounts and commissions of approximately $9.4 million and offering related expenses of $4.3 million. All of the net proceeds, together with cash on hand, was applied to retire OSI’s 10% senior notes due 2015.

On May 10, 2012, the retention bonus and the incentive bonus agreements with the Company’s CEO were amended. Under the terms of the amendments, the remaining payments under each agreement were accelerated to a single lump sum payment of $22.4 million as a result of the completion of the Company’s initial public offering, which was paid in the third quarter of 2012. The Company recorded $18.1 million for the accelerated bonus expense in General and administrative in its Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2012.

Upon completion of the Company’s initial public offering, the Company recorded approximately $16.0 million of aggregate non-cash compensation expense with respect to (i) certain stock options held by its CEO that became exercisable (to the extent then vested) after the offering once the volume-weighted average trading price of the Company’s common stock is equal to or greater than specified performance targets over a six-month period and (ii) the time vested portion of outstanding stock options containing a management call option due to the automatic termination of the call option upon completion of the offering.

Purchase of Limited Partnership and Joint Venture Interests

On September 30, 2012, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 15 Carrabba’s Italian Grill restaurants and nine Bonefish Grill restaurants for an aggregate purchase price of $17.7 million. Of the aggregate purchase price, 20% was paid in cash on October 1, 2012, and the remaining balance was paid in the form of a promissory note that was repaid in cash in the fourth quarter of 2012.

The following table sets forth the effect of these transactions on Bloomin’ Brands, Inc. stockholders’ equity (in thousands):

	NET INCOME (LOSS) ATTRIBUTABLE TO BLOOMIN’ BRANDS, INC. AND TRANSFERS TO NONCONTROLLING INTERESTS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
Net income (loss) attributable to Bloomin’ Brands, Inc.	$11,294	$(35,866)	$149,385	$31,573
Transfers to noncontrolling interests:
Decrease in Bloomin’ Brands, Inc. additional paid-in capital for
purchase of limited partnership interests	—	(18,247)	—	(18,247)
Change from net income (loss) attributable to Bloomin’ Brands,	$11,294	$(54,113)	$149,385	$13,326
Inc. and transfers to noncontrolling interests

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

12.           Commitments and Contingencies

In connection with the settlement of litigation with T-Bird Nevada, LLC and its affiliates (collectively, “T-Bird”), which include the franchisees of 56 Outback Steakhouse restaurants in California, T-Bird has a right (referred to as the “Put Right”), which would require the Company to purchase for cash all of the ownership interests in the T-Bird entities that own Outback Steakhouse restaurants and rights under the development agreement with T-Bird.

The Put Right was exercised by T-Bird on August 5, 2013 (the “Put Notice”). Based on the date of the Put Notice, the Put Right provides for a closing (the “Closing”) to occur on November 29, 2013, the last business day of the third calendar month following the month in which the Put Notice was given. The Closing is subject to certain conditions and regulatory approvals, including the negotiation of a transaction agreement reasonably acceptable to the parties, the absence of dissenters’ rights being exercised by the equity owners above a specified level and compliance with the Company’s debt agreements. In addition, T-Bird is entitled to revoke the Put Notice at any time prior to the closing and, accordingly, there can be no assurance that the Closing will occur. T-Bird’s Put Right will terminate upon such revocation.

The Put Right provides for the Company to pay a purchase price equal to a multiple of the T-Bird entities’ adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) for the twelve months ending October 31, 2013. The multiple is equal to 75% of the Company’s per share adjusted EBITDA multiple. The Company’s per share adjusted EBITDA multiple will be calculated by dividing the Company’s weighted average closing price of its common stock for the month of October 2013 by the Company’s per share EBITDA, adjusted for certain non-recurring items, for the twelve months ending October 31, 2013.

The purchase price will be reduced by a $15.0 million holdback for renovations of the 56 Outback Steakhouse restaurants to bring the restaurants to current system standards. If the cost of the renovations exceeds $15.0 million, the T-Bird entities are not responsible for the excess costs. If the cost of the renovations is less than $15.0 million, the Company is obligated to refund the difference to the T-Bird entities. Based on preliminary assessments, the Company expects the cost of the renovations will exceed $15.0 million.

Under the provisions of U.S. GAAP, the transaction, if completed, will be accounted for using the acquisition method of accounting for business combinations as of the closing date. Under the acquisition method, the Company will record, at fair value, the acquired assets and assumed liabilities of the T-Bird entities as of the date of the Closing. To the extent the total purchase price exceeds the fair value of net tangible and identifiable intangible assets acquired, including reacquired franchise rights, the Company will record goodwill.

The Company has a one-time right to reject the exercise of the Put Right if the transaction would be dilutive to the Company’s consolidated earnings per share, which is not expected based on preliminary estimates. In such event, the Put Right is extended until the first anniversary of the Company’s notice to the T-Bird entities of such rejection.

13.           Subsequent Events

On October 31, 2013, the Company entered into a Quota Purchase and Sale Agreement (the “Purchase Agreement”), by and between the Company, Bloom Holdco Participações Ltda. (“Purchaser”), PGS Par, the equity holders of PGS Par (the “Sellers”), the Brazilian Joint Venture, and Bloom Participações Ltda., parent company of Purchaser. Pursuant to the Purchase Agreement, effective November 1, 2013, the Company, through a wholly owned subsidiary, completed the acquisition of a controlling interest in the Brazilian Joint Venture by purchasing 80% of the issued and outstanding capital stock of PGS Par, the Company’s joint venture partner which holds a 50% interest in the Brazilian Joint Venture (the “Acquisition”). Prior to the Acquisition, the Company held a 50% interest in the Brazilian Joint Venture. As a result of the Acquisition, the Company now holds a 90% interest in the Brazilian Joint Venture. The Brazilian Joint Venture operates Outback Steakhouse restaurants in Brazil (the “Business”). The acquisition of a controlling interest

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

in the Company’s Brazilian operations allows it to participate in what it believes are the ongoing and significant growth opportunities in Brazil and supports the Company’s international development growth strategy.

The Company completed the Acquisition for total consideration of R$240.8 million (BRL) (or approximately $110.5 million) in cash. The Company financed the Acquisition primarily with borrowings of $100.0 million on its existing revolving credit facility and available cash.

The Purchase Agreement includes provisions providing the Sellers options to sell their remaining interests in the Business to Purchaser (the “put options”) and providing Purchaser options to purchase such remaining interests (the “call options” and together with the put options, the “Options”), in various amounts and at various times from 2015 through 2018, subject to acceleration in certain circumstances. The purchase price under each of the Options is based on a multiple of the EBITDA of the Business, subject to a fair market value adjustment, as determined at the time of exercise pursuant to the Purchase Agreement.

The Purchase Agreement also contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties, covenants and obligations, and certain other designated matters.

The Company will account for the acquisition as a business combination utilizing the step acquisition method. Due to the proximity of the acquisition to the filing date of the Form 10-Q, it was not practicable to include certain disclosures including the fair values of the assets and liabilities assumed, as well as the goodwill and intangible assets acquired. A preliminary purchase price allocation is expected to be included in the Company’s consolidated financial statements for the year ending December 31, 2013.

To ensure timely reporting, the Company will consolidate the results of its Brazilian operations on a one-month lag effective as of the acquisition date. Accordingly, the Company’s operating results for 2013 will include the operating results of the Brazilian operations for only a one-month post-acquisition period ended November 30, 2013. The net effect of this reporting lag is not expected to be material to the consolidated financial statements.

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

(vi)
Our results can be negatively impacted by the effects of acts of war; periods of widespread civil unrest; or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, or other military action affecting countries in which we do business and by the effects of heightened security requirements on local, regional, national, or international economies or consumer confidence;

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

(xiv)
Our substantial leverage and significant restrictive covenants in our various credit facilities could adversely affect our ability to raise additional capital to fund our operations, limit our ability to make capital expenditures to invest in new, relocate or renovate restaurants, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk in connection with our variable-rate debt.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 30, 2013, we owned and operated 1,287 restaurants and had 208 restaurants operating under a franchise or joint venture arrangement across 48 states, Puerto Rico, Guam and 21 countries. We have five founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Our concepts seek to provide a compelling customer experience combining great food, highly attentive service and lively and contemporary ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment. Each of our concepts maintains a unique, founder-inspired brand identity and entrepreneurial culture, while leveraging our scale and enhanced operating model. We consider Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar to be our core concepts.
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•
Pursue New Domestic and International Development With Strong Unit Level Economics. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally. Our top domestic development priority is Bonefish Grill unit growth. Internationally, we are focusing on developing Outback Steakhouse in the existing markets of South Korea, Hong Kong and Brazil, with strategic expansion in selected emerging and high growth developed markets. We are focusing our new market growth in China, Mexico and South America. During the fourth quarter of 2013, we acquired a a controlling interest in our Brazilian operations, which allows us to participate in what we believe are the ongoing and significant growth opportunities in Brazil. We expect to open between 45 and 55 system-wide locations in 2013 and increase the pace thereafter.

•
Drive Margin Improvement. We believe we have the opportunity to increase our margins through leveraging increases in average unit volumes and cost reductions in labor, food, supply chain and restaurant facilities.

The combination of macro-economic and other factors have put considerable pressure on sales in the casual dining industry thus far in 2013 and, as a result, the first nine months of 2013 has reflected a slowdown in our comparable restaurant sales growth.  For example, the ongoing impacts of high unemployment, the so-called “sequester” and related governmental spending and budget matters, gasoline prices, reduced disposable consumer income and consumer confidence have had a negative effect on discretionary consumer spending.  As these conditions persist, we will face increased pressure with respect to our pricing, traffic levels and commodity costs.  We believe that in this environment, we will need to maintain our focus on value and innovation to continue to drive sales.

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

•
Adjusted income from operations, Adjusted net income attributable to Bloomin’ Brands, Inc., Adjusted diluted earnings per share and Adjusted diluted earnings per pro forma share—non-GAAP financial measures utilized to evaluate our operating performance (see “—Non-GAAP Financial Measures” section for further information); and

•	Customer satisfaction scores—measurement of our customers’ experiences in a variety of key attributes.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	SEPTEMBER 30,
	2013	2012
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned—domestic (1)	664	667
Company-owned—international (1)	119	114
Franchised—domestic	106	106
Franchised and joint venture—international	94	83
Total	983	970
Carrabba’s Italian Grill
Company-owned	237	232
Franchised	1	1
Total	238	233
Bonefish Grill
Company-owned	181	160
Franchised	7	7
Total	188	167
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	65	64
Roy’s
Company-owned	21	22
System-wide total	1,495	1,456
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, percentages that items in our Consolidated Statements of Operations and Comprehensive Income (Loss) bear to Total revenues or Restaurant sales, as indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
Revenues
Restaurant sales	99.0%	99.0%	99.0%	99.0%
Other revenues	1.0	1.0	1.0	1.0
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	33.2	32.8	32.6	32.5
Labor and other related (1)	28.6	28.6	28.2	28.2
Other restaurant operating (1)	25.7	25.1	23.5	23.2
Depreciation and amortization	4.1	4.0	3.9	3.9
General and administrative	6.4	11.7	6.5	8.7
Provision for impaired assets and restaurant closings	*	—	0.1	0.3
Income from operations of unconsolidated affiliates	(0.2)	(0.1)	(0.2)	(0.2)
Total costs and expenses	97.0	101.2	93.7	95.7
Income (loss) from operations	3.0	(1.2)	6.3	4.3
Loss on extinguishment and modification of debt	—	(1.0)	(0.5)	(0.4)
Other income (expense), net	*	*	(*)	(*)
Interest expense, net	(1.7)	(2.2)	(1.8)	(2.2)
Income (loss) before (benefit) provision for income taxes	1.3	(4.4)	4.0	1.7
(Benefit) provision for income taxes	(*)	(0.9)	(1.0)	0.3
Net income (loss)	1.3	(3.5)	5.0	1.4
Less: net income attributable to noncontrolling interests	0.1	0.3	0.1	0.3
Net income (loss) attributable to Bloomin’ Brands, Inc.	1.2%	(3.8)%	4.9%	1.1%

Net income (loss)	1.3%	(3.5)%	5.0%	1.4%
Other comprehensive income (loss):
Foreign currency translation adjustment	1.1	0.7	(0.1)	0.1
Comprehensive income (loss)	2.4	(2.8)	4.9	1.5
Less: comprehensive income attributable to noncontrolling interests	0.1	0.3	0.1	0.3
Comprehensive income (loss) attributable to Bloomin’ Brands, Inc.	2.3%	(3.1)%	4.8%	1.2%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

REVENUES

Restaurant sales

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
(dollars in millions):	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Restaurant sales	$957.5	$943.3	$14.2	1.5%	$3,047.9	$2,958.7	$89.2	3.0%

The increase in restaurant sales in the three months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to additional revenues of approximately $24.4 million from the opening of 51 new restaurants not included in our comparable restaurant sales base. This increase was partially offset by (i) a $6.7 million decrease in comparable restaurant sales at our existing restaurants (including a 0.3% combined comparable restaurant sales decline in the third quarter of 2013 at our core domestic concepts), primarily due to mix in our product sales partially offset by general menu price increases and (ii) a $3.5 million decrease from the closing of seven restaurants since September 30, 2012.

The increase in restaurant sales in the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to (i) additional revenues of approximately $72.4 million from the opening of 58 new restaurants not included in our comparable restaurant sales base and (ii) a $25.2 million increase in comparable restaurant sales at our existing restaurants (including a 1.2% combined comparable restaurant sales increase for the nine months ended September 30, 2013 at our core domestic concepts), primarily due to increases in general menu prices and customer traffic, which were partially offset by mix in our product sales. The increase in customer traffic was primarily driven by selective daypart expansion across certain concepts, innovations in menu, service, promotions and operations across the portfolio and renovations at additional Outback Steakhouse locations partially offset by unfavorable winter weather conditions and the additional day in February 2012 due to Leap Year. The increase in restaurant sales in the nine months ended September 30, 2013 as compared to the same period in 2012 was partially offset by a $8.4 million decrease from the closing of seven restaurants since September 30, 2012.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table includes additional information about changes in Restaurant sales at domestic Company-owned restaurants for our core brands:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
Average restaurant unit volumes (weekly):
Outback Steakhouse (1)	$58,069	$57,922	$62,491	$60,961
Carrabba’s Italian Grill	$54,132	$53,595	$58,085	$58,123
Bonefish Grill	$55,699	$57,847	$60,927	$61,644
Fleming’s Prime Steakhouse and Wine Bar	$66,254	$64,058	$75,515	$72,537
Operating weeks:
Outback Steakhouse (1)	8,721	8,795	25,882	26,215
Carrabba’s Italian Grill	3,104	3,042	9,155	9,023
Bonefish Grill	2,347	2,066	6,807	6,009
Fleming’s Prime Steakhouse and Wine Bar	854	841	2,535	2,505
Year over year percentage change:
Menu price increases: (2)
Outback Steakhouse	2.7%	2.2%	2.5%	2.1%
Carrabba’s Italian Grill	2.9%	2.2%	2.2%	2.2%
Bonefish Grill	2.1%	2.1%	2.0%	2.4%
Fleming’s Prime Steakhouse and Wine Bar	4.5%	1.8%	3.2%	2.2%
Comparable restaurant sales (stores open 18 months or more):
Outback Steakhouse (1)	(0.3)%	4.4%	1.7%	4.0%
Carrabba’s Italian Grill	—%	1.0%	(0.5)%	2.3%
Bonefish Grill	(2.7)%	3.5%	(0.5)%	3.9%
Fleming’s Prime Steakhouse and Wine Bar	4.2%	4.1%	4.4%	5.5%
Combined (concepts above)	(0.3)%	3.6%	1.2%	3.8%
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COSTS AND EXPENSES

Cost of sales

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in millions):	2013	2012	Change	2013	2012	Change
Cost of sales	$317.6	$309.4		$993.0	$960.8
% of Restaurant sales	33.2%	32.8%	0.4%	32.6%	32.5%	0.1%

Cost of sales, consisting of food and beverage costs, increased as a percentage of Restaurant sales in the three months ended September 30, 2013 as compared to the same period in 2012.  The increase as a percentage of Restaurant sales was primarily attributable to the following: (i) 0.8% from increases in beef and other commodity costs, (ii) 0.4% from changes in our liquor, beer and wine and product mix and (iii) 0.3% from increases in seafood. The increase was partially offset by decreases as a percentage of Restaurant sales of 0.7% from the impact of certain cost savings initiatives and 0.5% from menu price increases.

Cost of sales as a percentage of Restaurant sales increased in the nine months ended September 30, 2013 as compared to the same period in 2012. The increase as a percentage of Restaurant sales was primarily due to 0.9% from higher beef and other commodity costs and 0.2% from changes in our liquor, beer and wine mix. These increases were offset by decreases as a percentage of Restaurant sales attributable to 0.6% from the impact of certain cost savings initiatives and 0.5% from menu price increases.

Labor and other related expenses

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in millions):	2013	2012	Change	2013	2012	Change
Labor and other related	$274.1	$270.0		$858.0	$834.9
% of Restaurant sales	28.6%	28.6%	—%	28.2%	28.2%	—%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (“PEP”) and Partner Ownership Account (“POA”) deferred compensation plans (see “—Liquidity and Capital Resources—Deferred Compensation Plans”), and other incentive compensation expenses.  Labor and other related expenses were consistent as a percentage of Restaurant sales in the three months ended September 30, 2013 as compared to the same period in 2012.  Increases as a percentage of Restaurant sales were primarily attributable to 0.7% from higher kitchen and service labor costs primarily due to daypart expansion across certain concepts and 0.5% from a payroll tax audit contingency. These increases were partially offset by decreases as a percentage of Restaurant sales attributable to the following: (i) 0.5% from a decrease in health insurance costs, (ii) 0.4% from the impact of certain cost savings initiatives and (iii) 0.3% from changes in deferred compensation participant accounts.

Labor and other related expenses were consistent as a percentage of Restaurant sales in the nine months ended September 30, 2013 as compared to the same period in 2012. Increases as a percentage of Restaurant sales were primarily attributable to 0.6% from higher kitchen and service labor costs primarily due to daypart expansion across certain concepts and 0.2% from a payroll tax audit contingency. These increases were partially offset by decreases as a percentage of Restaurant sales primarily attributable to the following: (i) 0.4% from the impact of certain cost savings initiatives, (ii) 0.2% from a decrease in health insurance costs and (iii) 0.2% from higher average unit volumes at the majority of our restaurants.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other restaurant operating expenses

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in millions):	2013	2012	Change	2013	2012	Change
Other restaurant operating	$246.2	$236.3		$717.5	$686.2
% of Restaurant sales	25.7%	25.1%	0.6%	23.5%	23.2%	0.3%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  The increase as a percentage of Restaurant sales in the three months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to the following: (i) 0.6% of higher restaurant operating supplies, (ii) 0.2% of higher restaurant utilities and repair and maintenance costs and (iii) 0.1% from lower average unit volumes at certain of our restaurants. The increases were offset by decreases as a percentage of Restaurant sales primarily due to 0.3% from lower general liability insurance expense and 0.2% from certain cost savings initiatives.

The increase as a percentage of Restaurant sales in the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to the following: (i) 0.2% of higher advertising expense, (ii) 0.2% of higher restaurant occupancy costs as a result of a sale-leaseback transaction, (iii) 0.2% of higher operating supplies expense and (iv) 0.1% of higher restaurant repair and maintenance costs. The increases were offset by decreases as a percentage of Restaurant sales primarily attributable to 0.2% from higher average unit volumes at the majority of our restaurants and 0.2% from certain cost savings initiatives.

General and administrative

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(in millions):	2013	2012	Change	2013	2012	Change
General and administrative	$61.8	$111.6	$(49.8)	$199.4	$259.9	$(60.5)

General and administrative costs decreased in the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to $42.1 million of additional expenses associated with our initial public offering in August 2012, including $18.1 million of accelerated CEO retention bonus and incentive bonus expense, $16.0 million of non-cash stock compensation expense for the vested portion of outstanding stock options and an $8.0 million management agreement termination fee. Exclusive of these initial public offering related expenses, General and administrative costs decreased $7.7 million in the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to the following: (i) $5.5 million of net lower corporate compensation and bonus expenses, (ii) $1.9 million of lower professional fees, (iii) $1.1 million of decreased general and administrative costs associated with field-related compensation expense and (iv) $1.0 million of lower management fees due to the termination of the management agreement in connection with our initial public offering. These decreases were partially offset by a $2.5 million gain from the settlement of a lawsuit in the third quarter of 2012.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative costs decreased in the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to the aforementioned $42.1 million of additional expenses associated with our initial public offering in August 2012. Exclusive of these initial public offering related expenses, General and administrative costs decreased $18.4 million in the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to the following: (i) $10.7 million of lower legal and other professional fees of which $6.7 million resulted from amendment and restatement of a lease between OSI and PRP in the first quarter of 2012, (ii) $5.6 million of lower management fees due to the termination of the management agreement in connection with our initial public offering, (iii) $4.3 million of net lower corporate compensation and bonus expenses, (iv) $4.1 million of net gains on the termination of split-dollar life insurance policies and (v) $4.0 million of decreased general and administrative costs associated with field-related compensation expense. These decreases were partially offset by $7.5 million of higher stock-based compensation and a $2.5 million gain from the settlement of a lawsuit in the third quarter of 2012.

Provision for impaired assets and restaurant closings

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(in millions):	2013	2012	Change	2013	2012	Change
Provision for impaired assets and restaurant closings	$0.1	$—	$0.1	$2.7	$9.1	$(6.4)

Restaurant impairment charges primarily resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, mainly due to declining future cash flows from lower projected sales at existing locations and locations identified for relocation or renovation (see “—Liquidity and Capital Resources—Fair Value Measurements” for additional information).

Income (loss) from operations

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in millions):	2013	2012	Change	2013	2012	Change
Income (loss) from operations	$29.5	$(11.5)	$41.0	$194.3	$127.6	$66.7

During the three months ended September 30, 2013, we recognized income from operations as compared to a loss from operations in the same period in 2012 primarily as a result of the increased expenses in General and administrative costs associated with our initial public offering in August 2012. Exclusive of the initial public offering related expenses of $42.1 million as discussed above, there was a decrease in income from operations generated in the three months ended September 30, 2013 as compared to the same period in 2012 of $1.1 million. This decrease was a result of $8.0 million in negative operating margins at the restaurant level partially offset by lower General and administrative expenses as discussed above. Operating margins are calculated as Restaurant sales after deduction of the main restaurant-level operating costs (comprised of Cost of sales, Labor and other related and Other restaurant operating).

The increase in income from operations generated in the nine months ended September 30, 2013 as compared to the same period in 2012 (exclusive of the initial public offering related expenses) was a result of $2.4 million in higher operating margins at the restaurant level combined with lower General and administrative expenses and charges for asset impairment and restaurant closings as discussed above.

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

During the first quarter of 2012, we recorded a $2.9 million loss related to the extinguishment of the CMBS Loan in connection with New PRP entering into the 2012 CMBS Loan. During the third quarter of 2012, we recorded a loss of $9.0 million related to the extinguishment of the senior notes.

See “—Liquidity and Capital Resources—Credit Facilities and Other Indebtedness” for a further description of each transaction.

Interest expense, net

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(in millions):	2013	2012	Change	2013	2012	Change
Interest expense, net	$17.7	$21.2	$(3.5)	$56.6	$66.2	$(9.6)

The decrease in net interest expense in the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to a $4.2 million decrease in interest expense for OSI’s senior notes that were satisfied and discharged in August 2012. This decrease was partially offset by $0.9 million of net higher interest expense resulting primarily from increased interest rates on the Amended Term Loan B, which were refinanced in October 2012 and subsequently repriced in April 2013.

The decrease in net interest expense in the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to a $17.1 million decline in interest expense for OSI’s senior notes that were satisfied and discharged in August 2012. This decrease was partially offset by $5.9 million of net higher interest expense resulting primarily from increased interest rates on OSI’s Credit Facilities, which were refinanced in October 2012 and subsequently repriced in April 2013. The decrease was also partially offset by $1.6 million of higher interest expense resulting from increased interest rates on New PRP’s 2012 CMBS Loan which was refinanced in March 2012.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(Benefit) provision for income taxes

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2013	2012	Change	2013	2012	Change
Effective income tax rate	(0.8)%	18.8%	(19.6)%	(25.0)%	18.0%	(43.0)%

The net decrease in the effective income tax rate in the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to to the effect of the change in the projected annual income tax rate and the income tax benefit related to items required to be treated discretely. The net decrease in the effective income tax rates in the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to the benefit of the release of valuation allowance in the second quarter of 2013. See “—Liquidity and Capital Resources—Income Taxes” for a further description of the release of the valuation allowance.

The effective income tax rates for the three and nine months ended September 30, 2013 were lower than the blended federal and state statutory rate of 39.1% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the release of valuation allowance, the elimination of noncontrolling interest and the foreign rate differential, together being such a large percentage of projected annual pretax income.  The effective income tax rates for the three and nine months ended September 30, 2012 were lower than the blended federal and state statutory rate of 38.7% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the foreign rate differential and the elimination of noncontrolling interest together being such a large percentage of projected annual pretax income. This was partially offset by an increase in the valuation allowance.

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

System-Wide Sales

System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. System-wide sales is comprised of sales of Company-owned restaurants and sales of franchised and unconsolidated joint venture restaurants. The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
COMPANY-OWNED RESTAURANT SALES (in millions):
Outback Steakhouse
Domestic (1)	$507	$509	$1,617	$1,598
International (1)	78	79	235	225
Total	585	588	1,852	1,823
Carrabba’s Italian Grill	168	164	532	524
Bonefish Grill	131	119	415	370
Fleming’s Prime Steakhouse and Wine Bar	56	54	191	182
Other	18	18	58	60
Total Company-owned restaurant sales	$958	$943	$3,048	$2,959
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
FRANCHISE AND UNCONSOLIDATED JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$76	$74	$239	$234
International	92	88	280	261
Total	168	162	519	495
Carrabba’s Italian Grill	1	1	3	3
Bonefish Grill	5	5	14	14
Total franchise and unconsolidated joint venture sales (1)	$174	$168	$536	$512
Income from franchise and unconsolidated joint ventures (2)	$11	$9	$34	$30
_____________________

(1)	Franchise and unconsolidated joint venture sales are not included in revenues in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other revenues and Income from operations of unconsolidated affiliates, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Financial Measures

Adjusted income from operations, Adjusted net income attributable to Bloomin’ Brands, Inc., Adjusted diluted earnings per share and Adjusted diluted earnings per pro forma share are non-GAAP measures calculated by eliminating from Income (loss) from operations, Net income (loss) attributable to Bloomin’ Brands, Inc. and Diluted earnings (loss) per share the impact of items we do not consider indicative of our ongoing operations including application of a normalized annual effective tax rate. We provide these non-GAAP measures because we believe they are useful for investors to assess the operating performance of our business without the effect of these adjustments. For the periods presented, the non-GAAP adjustments include transaction-related expenses primarily attributable to the completion of the initial public offering and subsequent secondary offering of our common stock in August 2012 and May 2013, respectively, costs associated with the acquisition of a controlling ownership interest in our Brazilian operations, a payroll tax audit contingency and the refinancing of our long-term debt; management fees paid to the management company associated with our Sponsors and Founders; losses incurred on the extinguishment and modification of long-term debt; and an adjustment to the (Benefit) provision for income taxes based on a normalized tax rate for periods in 2013 and the effective tax rate for periods in 2012. In addition, Adjusted diluted earnings per pro forma share gives effect to the issuance of shares in our initial public offering as if they were all outstanding on January 1, 2012 and the dilutive effect of outstanding equity awards for the three months ended September 30, 2012.

The use of these measures permits a comparative assessment of our operating performance relative to our performance based on U.S. GAAP results, while isolating the effects of certain items that vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent. In the future, we may incur expenses or generate income similar to the adjusted items. We further believe that the disclosure of these non-GAAP measures is useful to investors as they form the basis for how our management team and Board of Directors evaluate our performance including for achievement of objectives under our cash and equity compensation plans. By disclosing these non-GAAP measures, we believe that we create for investors the basis for a greater understanding of, and an enhanced level of transparency into, the means by which our management team operates our business.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table reconciles Adjusted income from operations, Adjusted net income attributable to Bloomin’ Brands, Inc., Adjusted diluted earnings per share and Adjusted diluted earnings per pro forma share, for the three and nine months ended September 30, 2013 and 2012 to their respective most comparable U.S. GAAP measures (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
Income (loss) from operations	$29,510	$(11,545)	$194,256	$127,583
Transaction-related and payroll tax expenses (1)	5,938	37,726	6,642	44,487
Management fees and expenses (2)	—	9,159	—	13,776
Adjusted income from operations	$35,448	$35,340	$200,898	$185,846

Net income (loss) attributable to Bloomin’ Brands, Inc.	$11,294	$(35,866)	$149,385	$31,573
Transaction-related and payroll tax expenses (1)	5,938	37,726	6,642	44,487
Management fees and expenses (2)	—	9,159	—	13,776
Loss on extinguishment and modification of debt (3)	—	8,956	14,586	11,807
Total adjustments, before income taxes	5,938	55,841	21,228	70,070
Adjustment to (benefit) provision for income taxes (4)	(4,047)	(10,660)	(62,417)	(13,377)
Net adjustments	1,891	45,181	(41,189)	56,693
Adjusted net income attributable to Bloomin’ Brands, Inc.	$13,185	$9,315	$108,196	$88,266

Diluted earnings (loss) per share	$0.09	$(0.31)	$1.16	$0.28
Adjusted diluted earnings per share	$0.10	$0.08	$0.84	$0.79
Adjusted diluted earnings per pro forma share (5) (6)	$0.10	$0.07	$0.84	$0.75

Diluted weighted average common shares outstanding	129,439	114,331	128,464	111,145
Pro forma IPO adjustment (5)	—	6,461	—	6,461
Diluted weighted average common shares outstanding adjustment (6)	—	4,374	—	—
Pro forma diluted weighted average common shares outstanding (5) (6)	129,439	125,166	128,464	117,606
_________________

(1)
Transaction-related and payroll tax expenses primarily relate to costs incurred in association with the initial public offering and subsequent secondary offering of our common stock completed in August 2012 and May 2013, respectively, costs incurred during the third quarter of 2013 associated with the acquisition of a controlling ownership interest in our Brazilian operations, accrued expenses associated with a payroll tax audit and the refinancing of the 2012 CMBS Loan in March 2012. The expenses related to the initial public offering primarily included $18.1 million of accelerated CEO retention bonus and incentive bonus and $16.0 million of non-cash stock compensation charges for the vested portion of outstanding stock options recorded upon completion of the initial public offering. The expenses associated with a payroll tax audit relate to an IRS proposed issuance of an audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by our tipped employees during calendar year 2010. The cash tips allegedly unreported by the tipped employees are based on an IRS estimate of the aggregate amount of tips directly received by tipped employees from our customers. The potential employer’s FICA tax liability based on the IRS’ preliminary estimate of allegedly unreported tips is $10.0 million. We recorded a liability that we believe is appropriate in Accrued and other current liabilities in its Consolidated Balance Sheet at September 30, 2013. The associated expense is included in Labor and other related expenses for the three months ended September 30, 2013. In addition, a deferred income tax benefit has been recorded for the allowable income tax credits for the employer share of FICA taxes expected to be paid as result of the assessment. This income tax benefit is included in (Benefit) provision for income taxes and offsets the additional Labor and other related expenses in 2013.

(2)
Represents management fees, out-of-pocket expenses and certain other reimbursable expenses paid to a management company owned by our Sponsors and Founders under a management agreement with us. In accordance with the terms of an amendment, this agreement terminated immediately prior to the completion of our initial public offering in August 2012 and a termination fee of $8.0 million was paid to the management company in 2012, in addition to a pro-rated periodic fee.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(3)
Loss on extinguishment and modification of debt is related to the repricing of OSI’s term loan B facility in April 2013, retirement of OSI’s senior notes in August 2012 and the extinguishment of the CMBS Loan in connection with New PRP entering into the 2012 CMBS Loan in March 2012.

(4)
Adjustment to (benefit) provision for income taxes for the three and nine months ended September 30, 2013 represents an adjustment to the (Benefit) provision for income taxes to apply a normalized annual effective income tax rate, which excludes the income tax benefit of the valuation allowance release, to Adjusted income before (benefit) provision for income taxes. The normalized 2013 full-year tax rate is more comparable to our expectation for future effective income tax rates. Our expected future effective income tax rate is lower than the U.S. blended federal and state statutory rate because of the continued generation of U.S. tax credits and expected earnings in foreign jurisdictions with lower income tax rates. See calculation below of the income tax effect of adjustments for the three and nine months ended September 30, 2013. Adjustment to (benefit) provision for income taxes for the three and nine months ended September 30, 2012 was calculated using the projected full-year effective income tax rate of 19.1%.

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2013	SEPTEMBER 30, 2013
Income (loss) before (benefit) provision for income taxes	$12,043	$122,958
Transaction-related and payroll tax expenses	5,938	6,642
Loss on extinguishment and modification of debt	—	14,586
Adjusted income before (benefit) provision for income taxes	17,981	144,186
Income tax expense at normalized tax rate of approximately 22.0% for the three and nine months ended September 30, 2013, respectively	3,956	31,721
Less: (Benefit) provision for income taxes	(91)	(30,696)
Adjustment to (benefit) provision for income taxes	$4,047	$62,417

(5)
Gives pro forma effect to the issuance of shares in the initial public offering as if they were all outstanding on January 1, 2012. There is no effect of this adjustment for the three and nine months ended September 30, 2013.

(6)
On a U.S. GAAP basis, we recognized a Net loss attributable to Bloomin’ Brands, Inc. during the three months ended September 30, 2012 and, therefore, did not report a dilutive effect of stock options and restricted stock awards.  Since we generated net income on an adjusted basis, the additional dilutive effect of stock options and restricted stock awards during the three months ended September 30, 2012 is included to appropriately represent the diluted weighted average common shares outstanding.  There is no effect of this adjustment on the three months ended September 30, 2013 or the nine months ended September 30, 2013 and 2012 as each of these periods generated Net income attributable to Bloomin’ Brands, Inc. on a U.S. GAAP and adjusted basis.

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

As of September 30, 2013, we had approximately $187.4 million in available unused borrowing capacity under OSI’s senior secured revolving credit facility (after giving effect to undrawn letters of credit of approximately $37.6 million) (see “—Credit Facilities and Other Indebtedness”).

TRANSACTIONS

On April 10, 2013, OSI completed a repricing of its senior secured term loan B facility pursuant to the Amended Credit Agreement. The Amended Credit Agreement replaced OSI’s existing senior secured term loan B facility with the Amended Term Loan B. The Amended Term Loan B had the same principal amount outstanding (as of the repricing date) of $975.0 million, maturity date of October 26, 2019, amortization schedule and financial covenants but a lower applicable interest rate than the existing senior secured term loan B facility. The Amended Credit Agreement decreased the interest rate applicable to the Amended Term Loan B to 150 basis points over the Base Rate or 250 basis points

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

over the Eurocurrency Rate as defined in the Credit Agreement and reduced the interest rate floors applicable to the Amended Term Loan B to 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate. As a result of the repricing transaction, we recorded a Loss on extinguishment and modification of debt of $14.6 million in our Consolidated Statement of Operations and Comprehensive Income (Loss) during the second quarter of 2013 (see “—Credit Facilities and Other Indebtedness”).

In connection with the settlement of litigation with T-Bird, which include the franchisees of 56 Outback Steakhouse restaurants in California, T-Bird has a Put Right, which would require us to purchase for cash all of the ownership interests in the T-Bird entities that own Outback Steakhouse restaurants and rights under the development agreement with T-Bird. The Put Right was exercised by T-Bird on August 5, 2013. Based on the date of the Put Notice, the Put Right provides for the Closing to occur on November 29, 2013, the last business day of the third calendar month following the month in which the Put Notice was given. The Closing is subject to certain conditions and regulatory approvals, including the negotiation of a transaction agreement reasonably acceptable to the parties, the absence of dissenters’ rights being exercised by the equity owners above a specified level and compliance with our debt agreements. In addition, T-Bird is entitled to revoke the Put Notice at any time prior to the closing and, accordingly, there can be no assurance that the Closing will occur. T-Bird’s Put Right will terminate upon such revocation.

The Put Right provides for us to pay a purchase price equal to a multiple of the T-Bird entities’ adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) for the twelve months ending October 31, 2013. The multiple is equal to 75% of our per share adjusted EBITDA multiple, which yields a purchase price multiple of 5.5x. Our per share adjusted EBITDA multiple will be calculated by dividing the weighted average closing price of our common stock for the month of October 2013 by our per share EBITDA, adjusted for certain non-recurring items, for the twelve months ending October 31, 2013.

The purchase price will be reduced by a $15.0 million holdback for renovations of the 56 Outback Steakhouse restaurants to bring the restaurants to current system standards. If the cost of the renovations exceeds $15.0 million, the T-Bird entities are not responsible for the excess costs. If the cost of the renovations is less than $15.0 million, we are obligated to refund the difference to the T-Bird entities. Based on preliminary assessments, we expect the cost of the renovations will exceed $15.0 million.

We estimate the purchase price, prior to reduction of the $15.0 million renovation holdback and other adjustments, would range from $100.0 million to $115.0 million. The cash purchase price paid to T-Bird, after reduction of the renovation holdback and other adjustments, will be net of any assumed liabilities of T-Bird.

Under the provisions of U.S. GAAP, the transaction, if completed, will be accounted for using the acquisition method of accounting for business combinations as of the closing date. Under the acquisition method, we will record, at fair value, the acquired assets and assumed liabilities of the T-Bird entities as of the date of the Closing. To the extent the total purchase price exceeds the fair value of net tangible and identifiable intangible assets acquired, including reacquired franchise rights, we will record goodwill.

We do not expect the transaction to have a meaningful U.S. GAAP earnings per share impact over the next three years due primarily to the amortization expense associated with reacquired franchise rights and other intangible assets. We expect the transaction to be accretive to EBITDA. These assumptions include the impact of forgoing further prepayments on our senior secured facilities in 2013.

We have a one-time right to reject the exercise of the Put Right if the transaction would be dilutive to our consolidated earnings per share, which is not expected based on preliminary estimates. In such event, the Put Right is extended until the first anniversary of our notice to the T-Bird entities of such rejection.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

On October 31, 2013, we entered into the Purchase Agreement, by and between us, Purchaser, PGS Par, the Sellers, the Brazilian Joint Venture, and Bloom Participações Ltda., parent company of Purchaser. Pursuant to the Purchase Agreement, effective November 1, 2013, we completed the Acquisition of a controlling interest in the Brazilian Joint Venture, through a wholly owned subsidiary, by purchasing 80% of the issued and outstanding capital stock of PGS Par, our joint venture partner which holds a 50% interest in the Brazilian Joint Venture. Prior to the Acquisition, we held a 50% interest in the Brazilian Joint Venture. As a result of the Acquisition, we now hold a 90% interest in the Brazilian Joint Venture. The Brazilian Joint Venture operates Outback Steakhouse restaurants in Brazil. The acquisition of a controlling interest in our Brazilian operations allows us to participate in what we believe are the ongoing and significant growth opportunities in Brazil and supports our international development growth strategy.

We completed the Acquisition for total consideration of R$240.8 million (BRL) (or approximately $110.5 million) in cash. We financed the Acquisition primarily with borrowings of $100.0 million on its existing revolving credit facility and available cash.

The Purchase Agreement includes put options providing the Sellers options to sell their remaining interests in the Business to Purchaser and call options providing Purchaser to purchase such remaining interests, in various amounts and at various times from 2015 through 2018, subject to acceleration in certain circumstances. The purchase price under each of the Options is based on a multiple of the EBITDA of the Business, subject to a fair market value adjustment, as determined at the time of exercise pursuant to the Purchase Agreement.

The Purchase Agreement also contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties, covenants and obligations, and certain other designated matters.

We will account for the acquisition as a business combination utilizing the step acquisition method. Due to the proximity of the acquisition to the filing date of the Form 10-Q, it was not practicable to include certain disclosures including the fair values of the assets and liabilities assumed, as well as the goodwill and intangible assets acquired. A preliminary purchase price allocation is expected to be included in our consolidated financial statements for the year ending December 31, 2013.

To ensure timely reporting, we will consolidate the results of its Brazilian operations on a one-month lag effective as of the acquisition date. Accordingly, our operating results for 2013 will include the operating results of the Brazilian operations for only a one-month post-acquisition period ended November 30, 2013. The net effect of this reporting lag is not expected to be material to the consolidated financial statements.

SUMMARY OF CASH FLOWS

We require capital primarily for principal and interest payments on our debt, prepayment requirements under our Amended Term Loan B facility (see “—Credit Facilities and Other Indebtedness”), obligations related to our deferred compensation plans, the development of new restaurants, remodeling or relocating older restaurants, investments in technology and acquisitions of the interests of our franchisees and joint venture partners.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Net cash provided by operating activities	$126,673	$80,950
Net cash (used in) provided by investing activities	(161,472)	58,698
Net cash used in financing activities	(43,005)	(456,452)
Effect of exchange rate changes on cash and cash equivalents	(228)	2,995
Net decrease in cash and cash equivalents	$(78,032)	$(313,809)

Operating activities

Net cash provided by operating activities increased during the nine months ended September 30, 2013 as compared to the same period in 2012 primarily as a result of the following: (i) utilization of inventory on hand, (ii) timing of accounts payable and certain accrual payments, (iii) a decrease in cash paid for interest payments and income taxes and (iv) utilization of prepaid expenses.  The increase in net cash provided by operating activities was partially offset by a decrease in cash due to timing of collections of holiday gift card sales from third-party vendors and $4.7 million of cash paid to terminate certain split-dollar life insurance agreements.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2013 consisted primarily of capital expenditures of $166.2 million partially offset by proceeds from the disposal of property, fixtures and equipment of $3.3 million. Net cash provided by investing activities during the nine months ended September 30, 2012 consisted primarily of proceeds from a sale-leaseback transaction of $192.9 million and proceeds from the sale of property, fixtures and equipment of $2.6 million partially offset by capital expenditures of $134.2 million and the $2.9 million net difference between restricted cash received and restricted cash used.

We estimate that our capital expenditures will total between approximately $220.0 million and $250.0 million in 2013. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things. We expect to continue to review the level of capital expenditures throughout the remainder of 2013.

Financing activities

Net cash used in financing activities during the nine months ended September 30, 2013 was primarily attributable to the following: (i) repayments of long-term debt of $37.4 million, (ii) repayments of partner deposits and accrued partner obligations of $17.4 million, (iii) payments of financing fees of $12.5 million for the Amended Term Loan B repricing transaction completed in April 2013 and (iv) distributions to noncontrolling interests of $5.8 million.  This was partially offset by the receipt of proceeds from the exercise of stock options of $24.7 million and repayments of notes receivable due from stockholders of $5.8 million. Net cash used in financing activities during the nine months ended September 30, 2012 was primarily attributable to the following: (i) extinguishment of debt of $1.0 billion, (ii) repayments of long-term debt and borrowings on revolving credit facilities of $51.9 million, (iii) repayments of partner deposits and accrued partner obligations of $20.9 million, (iv) distributions to noncontrolling interests of $10.7 million and (v) deferred financing fees of $5.4 million. This was partially offset by the following: (i) proceeds received from the 2012 CMBS Loan of $495.2 million, (ii) proceeds from the issuance of common stock of $142.5 million and (iii) proceeds from borrowings on revolving credit facilities of $25.0 million.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

FINANCIAL CONDITION

Current assets decreased to $407.4 million at September 30, 2013 as compared with $487.8 million at December 31, 2012. This decrease was primarily due to a $78.0 million decrease in Cash and cash equivalents (see “—Summary of Cash Flows”) and a $7.5 million decrease in Inventories primarily due to the utilization of inventory on hand and timing of deliveries at the end of the period. This decrease was partially offset by a $9.7 million increase in deferred income tax assets primarily associated with the release of the valuation allowance in the second quarter of 2013. Current liabilities decreased to $555.8 million at September 30, 2013 as compared with $691.4 million at December 31, 2012 primarily due to the following: (i) a $127.3 million decrease in Unearned revenue as a result of the seasonal pattern of gift card and promotional sales and redemptions, (ii) a $21.0 million decrease in Accrued and other current liabilities primarily from a decrease in accrued payroll and other compensation and timing of payments and partially offset by a payroll tax audit contingency, and (iii) a $9.7 million decrease in the Current portion of long-term debt mainly due to the voluntary prepayments on the Amended Term Loan B made in the first quarter of 2013 extending future principal payments in excess of 12 months. These decreases were partially offset by an increase in Accounts payable of $23.6 million primarily due to timing of payments at period end.

Working capital (deficit) totaled ($148.4) million and ($203.6) million at September 30, 2013 and December 31, 2012, respectively, and included Unearned revenue from unredeemed gift cards of $202.2 million and $329.5 million at September 30, 2013 and December 31, 2012, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and for capital expenditures.

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

On April 10, 2013, OSI completed a repricing of its senior secured term loan B facility pursuant to the First Amendment to Credit Agreement, Guaranty and Security Agreement, among OSI, OSI HoldCo, Inc., the subsidiary guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, and a syndicate of institutional lenders and financial institutions. The Amended Credit Agreement replaced OSI’s existing senior secured term loan B facility with the Amended Term Loan B. The Amended Term Loan B had the same principal amount outstanding (as of the repricing date) of $975.0 million, maturity date of October 26, 2019, amortization schedule and financial covenants but a lower applicable interest rate than the existing senior secured term loan B facility. Voluntary prepayments made on the principal amount outstanding since the inception of the Credit Agreement will continue to be treated as prepayments for purposes of determining amortization payment and mandatory prepayment requirements under the Amended Term Loan B.

As a result of the repricing transaction, we recorded a Loss on extinguishment and modification of debt of $14.6 million in our Consolidated Statement of Operations and Comprehensive Income (Loss) during the second quarter of 2013. The loss was comprised of a prepayment penalty of $9.8 million, third-party financing costs of $2.4 million and the write-off of $1.2 million each of deferred financing fees and unamortized debt discount. The third-party financing costs included in the loss related to debt held by lenders that participated in both the original, and repriced debt and

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

therefore, the debt was treated as modified rather than extinguished. The deferred financing fees and unamortized debt discount amounts included in the loss were related to the extinguished portion of the debt.

The Amended Credit Agreement decreased the interest rate applicable to the Amended Term Loan B to 150 basis points over the Base Rate or 250 basis points over the Eurocurrency Rate and reduced the interest rate floors applicable to the Amended Term Loan B to 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate.  The Base Rate option is the highest of (i) the prime rate of Deutsche Bank Trust Company Americas, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency Rate with a one-month interest period plus 1.0% (“Base Rate”) (3.25% at September 30, 2013 and December 31, 2012).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.18% to 0.37% and 0.21% to 0.51% at September 30, 2013 and December 31, 2012, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.

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

The Amended Term Loan B requires amortization payments of approximately $10.0 million per calendar year, payable in scheduled equal quarterly installments through September 2019. These payments are reduced by the application of any prepayments, and any remaining balance is due at maturity in October 2019.  The outstanding balance on the Amended Term Loan B and term loan B, excluding the unamortized debt discount, was $975.0 million and $1.0 billion at September 30, 2013 and December 31, 2012, respectively. The remaining unamortized debt discount on the Amended Term Loan B and term loan B was $7.4 million and $9.7 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, none of the outstanding balance on the Amended Term Loan B was classified as current due to voluntary prepayments of $25.0 million made by OSI during the first quarter of 2013 and the results of its projected covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required in the next 12 months. The amount of outstanding term loans required to be prepaid in accordance with OSI’s debt covenants may vary based on year-end results. At December 31, 2012, $10.0 million of the outstanding balance on the term loan B was classified as current due to OSI’s required quarterly payments.

The revolving credit facility matures October 26, 2017 and provides for swing-line loans and letters of credit of up to $225.0 million for working capital and general corporate purposes.  The revolving credit facility bears interest at rates ranging from 200 to 250 basis points over the Base Rate or 300 to 350 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at September 30, 2013 or December 31, 2012, however, $37.6 million and $41.2 million, respectively, of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing. Total outstanding letters of credit issued under OSI’s revolving credit facility may not exceed $100.0 million. Subsequent to the end of the third quarter of 2013, OSI borrowed $100.0 million from its revolving credit facility to finance, in part, the acquisition of our Brazilian operations (see “—Liquidity and Capital Resources—Transactions” for additional information).

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

At September 30, 2013 and December 31, 2012, OSI was in compliance with its debt covenants. See the 2012 Form 10-K for further information about OSI’s debt covenant requirements.

Effective March 27, 2012, New PRP entered into the 2012 CMBS Loan with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and comprised a first mortgage loan in the amount of $324.8 million, collateralized by 261 of our properties, and two mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017. The first mortgage loan has five fixed-rate components and a floating rate component. The fixed-rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day LIBOR (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.00% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum.

The proceeds from the 2012 CMBS Loan, together with the proceeds from a sale-leaseback transaction and excess cash held in PRP, were used to repay PRP’s existing CMBS Loan. During the first quarter of 2012, we recorded a $2.9 million loss related to the extinguishment in Loss on extinguishment of debt in our Consolidated Statement of Operations and Comprehensive Income (Loss).

At September 30, 2013 and December 31, 2012, the outstanding balance, excluding the unamortized debt discount, on the 2012 CMBS Loan was $486.9 million and $493.9 million, respectively.

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

In connection with the 2012 CMBS Loan, we entered into an interest rate cap with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. This interest rate cap had a nominal fair market value at September 30, 2013 and December 31, 2012.

We did not record any material impairment charges as a result of fair value measurements on a nonrecurring basis of our long-lived assets held and used during the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013. We recorded $7.6 million of impairment charges during the nine months ended September 30, 2012 as a result of fair value measurements on a nonrecurring basis of our long-lived assets held and used, primarily related to certain specifically identified restaurant locations that have, or are scheduled to be, relocated or renovated or were under-performing. As of September 30, 2012, there was $2.7 million remaining fair value associated with long-lived assets for which asset impairment losses were recognized during the nine months ended September 30, 2012. Restaurant closure expenses recognized for the three months ended September 30, 2013 and 2012 were not material to the consolidated financial statements. We recognized restaurant closure expenses of $1.6 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.  Impairment losses for long-lived assets held and used and restaurant closure expenses were recognized in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive Income (Loss).

We primarily used a third-party market appraisal (Level 2) and discounted cash flow models (Level 3) to estimate the fair value of the long-lived assets.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.

The following table presents quantitative information related to the range of unobservable inputs used in our Level 3 fair value measurements for the impairment losses incurred in the nine months ended September 30, 2012:

NINE MONTHS ENDED
UNOBSERVABLE INPUT	SEPTEMBER 30, 2012
Weighted-average cost of capital (1)	10.4% - 11.2%
Long-term growth rates	3.0%
Annual revenue growth rates (2)	(8.7)% - 4.3%
________________

(1)	Weighted average of the cost of capital unobservable input range was 10.9% for the nine months ended September 30, 2012.

(2)	Weighted average of the annual revenue growth rates unobservable input range was 2.6% for the nine months ended September 30, 2012.

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

In April 2011, we modified our managing and chef partner compensation structure to provide greater incentives for sales and profit growth.  Under the revised program, managing and chef partners continue to sign five-year employment agreements and receive monthly distributions of the same percentage of their restaurant’s cash flow as under the prior program. However, under the revised program, in lieu of participation in the PEP, managing partners and chef partners are eligible to receive deferred compensation payments under the POA.  The POA places greater emphasis on year-over-year growth in cash flow than the PEP. Managing and chef partners receive a greater value under the POA than they would have received under the PEP if certain levels of year-over-year cash flow growth are achieved and a lesser value than under the PEP if these levels are not achieved. As of September 30, 2013 and December 31, 2012, our POA liability was $20.0 million and $15.3 million, respectively, which primarily was recorded in Partner deposits and accrued partner obligations in our Consolidated Balance Sheets.

In June 2007, certain stock options that had been granted to managing and chef partners under a previously existing managing partner stock plan upon completion of a previous employment contract were converted into the right to receive cash in the form of a “Supplemental PEP” contribution.

As of September 30, 2013, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $130.0 million, of which $18.1 million and $111.9 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet. As of December 31, 2012, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $122.6 million, of which $17.8 million and $104.8 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet. Partners allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of September 30, 2013 and December 31, 2012, we had approximately $71.5 million and $67.8 million, respectively, in various corporate owned life insurance policies held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations primarily under the PEP, Supplemental PEP and POA. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

As of September 30, 2013 and December 31, 2012, there were $74.5 million and $65.1 million, respectively, of unfunded obligations primarily related to the PEP, Supplemental PEP and POA, excluding amounts not yet contributed to the partners’ investment funds, which may require the use of cash resources in the future.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We use capital to fund the PEP as distributions are made to each managing and chef partner and to fund the POA as each managing and chef partner earns a contribution and currently estimate expected cash funding ranging from $25.0 million to $35.0 million for PEP and POA in each of the next two years through September 30, 2015.  Actual funding of the current PEP and POA obligations and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

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

As of June 30, 2013, we conducted an assessment of the recoverability of its net deferred income tax assets and determined it was more likely than not that our existing net deferred income tax assets for general business tax credit carryforwards would be realized. Our assessment included consideration of all available positive and negative evidence including, among other evidence, historical cumulative operating income, projected future taxable income and recent utilization of U.S. net operating loss carryforwards and tax credit carryforwards. Accordingly, we recorded a $67.7 million reduction of the valuation allowance against the U.S. net deferred income tax assets of which $52.0 million was recorded as an income tax benefit and $15.7 million was recorded as an increase to Additional paid-in capital as of June 30, 2013. As the general business tax credits are expected to be realized due to current year and future year’s income, the portion attributable to future year’s income, or $44.8 million, was released as a discrete event during the second quarter of 2013. The remainder was allocated to interim periods as current year activity as income is expected to be realized and impacts the estimated 2013 annual effective income tax rate. We did not release the valuation allowance against foreign net operating loss carryforwards.

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

As of September 30, 2013 and December 31, 2012, we had $183.7 million and $261.7 million, respectively, in cash and cash equivalents (excluding restricted cash of $19.3 million and $20.1 million, respectively), of which approximately $82.5 million and $92.9 million, respectively, was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. Based on cash and working capital projections within domestic tax jurisdictions, we believe we will generate sufficient cash flows from our United States operations to meet our future debt repayment requirements, anticipated working capital needs and planned capital expenditures, as well as all of our other business needs in the United States.

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

We are currently under examination by the IRS for the years ended December 31, 2009 through 2011. In September 2013, the IRS informed us that it proposes to issue an audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by our tipped employees during calendar year 2010. The cash tips allegedly unreported by the tipped employees are based on an IRS estimate of the aggregate amount of tips directly received by tipped employees from our customers. The potential employer’s FICA tax liability based on the IRS’ preliminary estimate of allegedly unreported tips is $10.0 million. We recorded a liability that we believe is appropriate in Accrued and other current liabilities in its Consolidated Balance Sheet at September 30, 2013. The associated

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

expense is included in Labor and other related expenses for the three months ended September 30, 2013. In addition, a deferred income tax benefit has been recorded for the allowable income tax credits for the employer share of FICA taxes expected to be paid as result of the assessment. This income tax benefit is included in (Benefit) provision for income taxes and offsets the additional Labor and other related expenses in 2013.

In September 2013, the IRS issued final regulations governing the deduction and capitalization of expenditures related to the amounts paid to acquire, produce or improve tangible property under Internal Revenue Code Sections 162, 263(a) and 168. The final regulations that are effective on or after January 1, 2014, provide a general framework for distinguishing capital expenditures from supplies, repairs and maintenance. We are currently evaluating the impact of the regulations on our financial position, results of operations and cash flows.

DIVIDENDS
We did not declare or pay any dividends on our common stock during 2012 or in the nine months ended September 30, 2013. Our Board of Directors does not intend to pay regular dividends on our common stock. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in the Credit Facilities and other considerations, determine to pay dividends in the future.
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

Recently Issued Financial Accounting Standards

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2013-05”). Under ASU No. 2013-05, which clarifies existing U.S. GAAP guidance, an entity would recognize cumulative translation adjustments in earnings when it ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. However, when an entity sells either a part or all of its investment in a consolidated foreign entity, an entity would recognize cumulative translation adjustments in earnings only if the parent no longer has a controlling financial interest in the foreign entity as a result of the sale. In the case of sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustments attributable to the equity method investment would be recognized in earnings upon sale of the equity method investment. In addition, cumulative translation adjustments would be recognized in earnings upon a business combination achieved in stages such as a step acquisition. ASU No. 2013-05 is effective for public companies for fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years, with early adoption permitted. We will adopt ASU No. 2013-05 effective January 1, 2014 with prospective application to the derecognition of any foreign entity subsidiaries, groups of assets or investments in foreign entities completed on or after January 1, 2014. The impact of ASU No. 2013-05 on our financial position, results of operations and cash flows is dependent on future transactions resulting in derecognition of our foreign assets, subsidiaries or investments in foreign entities completed on or after adoption.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2013-11”). Under ASU No. 2013-11, an entity is required to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. ASU No. 2013-11 is effective for public companies for fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years, with early adoption permitted. ASU No. 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively. This guidance will not have an impact upon adoption at January 1, 2014 on our financial position, results of operations or cash flows as we currently present unrecognized tax benefits net of deferred tax assets where applicable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit Number	Description of Exhibits

10.1	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan.

10.2	Form of Restricted Stock Unit Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:	November 6, 2013	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)

[Remainder of page intentionally left blank]