Form 10-K
period 2013-12-31
Bloomin' Brands, Inc.
filed 2014-03-03
CIK 1546417

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2013
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

(813) 282-1225
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☒   NO ☐

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

Large accelerated filer ☒ Accelerated filer  ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Global Select Market) was approximately $1.2 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13G with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 25, 2014, 124,921,652 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders on April 29, 2014, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2013, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BLOOMIN’ BRANDS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2013

BLOOMIN’ BRANDS, INC.

PART I

Cautionary Statement

This Annual Report on Form 10-K (the “Report”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “feels,” “seeks,” “forecasts,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. Important factors that could cause actual results to differ materially from statements made or suggested by forward-looking statements include, but are not limited to, those described in the “Risk Factors” section of this filing and the following:

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

(iv)
Our results can be impacted by changes in consumer tastes and the level of consumer acceptance of our restaurant concepts (including consumer tolerance of our prices); local, regional, national and international economic and political conditions; the seasonality of our business; demographic trends; patterns of customer traffic and our ability to effectively respond in a timely manner to changes in patterns of customer traffic; changes in consumer dietary habits; product mix; employee availability; the cost of advertising and media; the timing of restaurant operating expenses; government actions and policies; inflation or deflation; unemployment rates; interest rates; foreign exchange rates; and increases in various costs, including construction, real estate and health insurance costs;

(v)
Weather, natural disasters and other disasters could result in construction delays or slower customer traffic and could adversely affect the results of one or more restaurants for an indeterminate amount of time;

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

(vii)	Our results can be impacted by tax and other legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements;

(viii)	Our results can be impacted by anticipated or unanticipated changes in our tax rates, exposure to additional income tax liabilities and a change in our ability to realize deferred tax benefits;

(ix)	Minimum wage increases and mandated employee benefits could cause a significant increase in our labor costs;

(x)
Commodities, including but not limited to, beef, chicken, shrimp, pork, seafood, dairy, produce, potatoes, onions and energy supplies, are subject to fluctuation in price and availability, and prices could increase or decrease more than we expect;

(xi)	Our results can be impacted by consumer reaction to public health issues and perception of food safety;

(xii)
We could face liabilities if we are unable to protect our information technology systems or experience an interruption or breach of security that could prevent us from effectively operating our business, protecting customer credit and debit card data or personal employee information; and

(xiii)
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

Note: Numerical figures included in this Report have been subject to rounding adjustments.

BLOOMIN’ BRANDS, INC.

Item 1.    Business

GENERAL

Bloomin’ Brands, Inc. (“Bloomin’ Brands,” the “Company,” “we,” “us,” “our,” and other similar terms mean Bloomin’ Brands, Inc. and its subsidiaries, except where the context indicates otherwise) is one of the largest casual dining restaurant companies in the world, with a portfolio of leading, differentiated restaurant concepts. As of December 31, 2013, we owned and operated 1,344 restaurants and franchised 164 restaurants across 48 states, Puerto Rico, Guam and 21 countries. We have five founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Each of our concepts maintains its unique, founder-inspired brand identity and entrepreneurial culture to provide a compelling customer experience combining great food, highly-attentive service and lively ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment.

Our strategic plan and operating model keep the customer at the center of our decision-making and focus on continuous innovation and productivity to drive sustainable sales and profit growth while preserving our entrepreneurial culture at the operating level. Our restaurant managing partners are a key element of this culture, each of whom shares in the cash flows of his or her restaurant after making a required initial cash investment.

OUR HISTORY

Our predecessor, OSI Restaurant Partners, Inc., was incorporated in August 1987, and we opened our first Outback Steakhouse restaurant in 1988. We became a Delaware corporation in 1991 as part of a corporate reorganization completed in connection with our predecessor’s initial public offering. Between 1993 and 2002, we acquired or developed our other restaurant concepts, and in 1996, we began expanding the Outback Steakhouse concept internationally.

Bloomin’ Brands was incorporated in Delaware in October 2006 by an investor group comprising funds advised by Bain Capital Partners, LLC (“Bain Capital”) and Catterton Management Company, LLC (“Catterton”), collectively, our “Sponsors,” and Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon, collectively, our “Founders,” and members of our management. On June 14, 2007, we acquired OSI Restaurant Partners, Inc. by means of a merger and related transactions, referred to in this Report as the “Merger.” At the time of the Merger, OSI Restaurant Partners, Inc. was converted into a Delaware limited liability company named OSI Restaurant Partners, LLC (“OSI”). In connection with the Merger, we implemented a new ownership and financing arrangement for our owned restaurant properties, pursuant to which Private Restaurant Properties, LLC (“PRP”), our indirect wholly-owned subsidiary, acquired 343 restaurant properties then owned by OSI and leased them back to subsidiaries of OSI. In March 2012, we refinanced the commercial mortgage-backed securities loan (the “CMBS Loan”) that we entered into in 2007 in connection with the Merger with a new commercial mortgage-backed securities loan. Following the refinancing, OSI remains our primary operating entity and New Private Restaurant Properties, LLC, another indirect wholly-owned subsidiary of ours, continues to lease 261 of our owned restaurant properties to OSI subsidiaries. In August 2012, we completed an initial public offering (the “IPO”) of our common stock. An investor group comprising funds advised by our Sponsors and one of our Founders continues to beneficially own a controlling interest in our common stock.

BLOOMIN’ BRANDS, INC.

OUR RESTAURANT CONCEPTS

As of December 31, 2013, the 1,508 full-service restaurants in our restaurant system consisted of the following, identified by concept and ownership structure:

	Outback Steakhouse (domestic)	Outback Steakhouse (international)(1)	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse and Wine Bar	Roy’s	Total
Company-owned	663	169	239	187	65	21	1,344
Franchise	105	51	1	7	—	—	164
Total	768	220	240	194	65	21	1,508
____________________

(1)
The restaurant count for Brazil is reported as of November 30, 2013 to correspond with the balance sheet date of this subsidiary and, therefore, excludes two restaurants that opened in December 2013. See “Outback Steakhouse - International” below for additional information.

Our core concepts are Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar. We are evaluating a plan to exit our Roy’s concept, but have not established a timeframe or committed to a specific plan to do so.

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

Outback Steakhouse - Domestic

Outback Steakhouse is a casual dining steakhouse featuring high quality, freshly prepared food, attentive service and Australian décor. As of December 31, 2013, we owned and operated 663 restaurants and 105 restaurants were franchised across 48 states and Puerto Rico.

The Outback Steakhouse menu offers several cuts of uniquely seasoned and seared or wood-fire grilled steaks, chops, chicken, seafood, pasta, salads and seasonal specials. We use fresh and authentic ingredients, such as USDA Choice steaks and imported Danish blue cheese, and make items such as our sauces, soups, salad dressings, and chocolate sauce from scratch. The menu also includes several specialty appetizers, including our signature “Bloomin’ Onion®,” and desserts, together with full bar service featuring Australian wine and beer. Alcoholic beverages account for approximately 11% of domestic Outback Steakhouse’s restaurant sales. The average check per person, which varies for all of our concepts based on limited-time offers, special menu items and promotions, was approximately $20 during 2013.

The décor includes a contemporary, casual atmosphere with blond woods, large booths and tables and Australian artwork. Outback Steakhouse restaurants serve dinner every day of the week and most locations are open for lunch on Saturday and Sunday. Many locations are also open for lunch Monday through Friday.

Carrabba’s Italian Grill

Carrabba’s Italian Grill is an authentic Italian casual dining restaurant featuring high quality handcrafted dishes, an exhibition kitchen and a welcoming atmosphere. As of December 31, 2013, we owned and operated 239 restaurants and franchised one restaurant across 32 states.

BLOOMIN’ BRANDS, INC.

The Carrabba’s Italian Grill menu includes a variety of Italian pasta, chicken and seafood dishes and wood-fired pizza. Our use of a wood-fired grill, combined with our signature grill seasoning, produces Italian dishes with flavors we believe are unique to the category. Our ingredients are sourced from around the world, such as our Prince Edward Island mussels, our extra virgin olive oil imported from Spain, and our pasta imported from a small town outside Pompeii, to meet our quality specifications. We grate our fresh romano cheese daily and prepare items such as soups, sauces, lasagna, mozzarella sticks, salad dressings and desserts from scratch. The menu also includes specialty appetizers, desserts and coffees, together with full bar service featuring Italian wines and specialty drinks. Alcoholic beverages account for approximately 16% of Carrabba’s Italian Grill’s restaurant sales. The average check per person was approximately $21 during 2013.

The décor includes dark woods, large booths and tables and Italian memorabilia featuring Carrabba family photos and authentic Italian pottery. Our traditional Italian exhibition kitchen allows customers to watch hand-made dishes being prepared. Carrabba’s Italian Grill restaurants serve dinner every day of the week and the majority are open for lunch on Saturday and Sunday. Many locations are also open for lunch Monday through Friday.

Bonefish Grill

Bonefish Grill is a polished casual seafood restaurant featuring market fresh grilled fish, high-end yet approachable service and a lively bar. Servers wear chef coats to underscore their knowledge and professionalism, and guide customers through a comfortable rather than stuffy dining experience. As of December 31, 2013, we owned and operated 187 and franchised seven restaurants across 34 states.

The Bonefish Grill menu is anchored by fresh fish, hand-cut and topped with freshly prepared sauces, and seasonal seafood specials. These selections are based on the types of seafood available to the restaurant seasonally to ensure a fresh and flavorful meal. In addition, Bonefish Grill offers beef, pork and chicken entrees, several specialty appetizers, including our signature “Bang Bang Shrimp®,” and desserts. Bonefish Grill’s bar provides an energetic setting for drinks, dining and socializing, with large tables, music from emerging artists and a bar menu featuring a large variety of hand crafted cocktails, a specialty martini list, wine and regional beer selections. Alcoholic beverages account for approximately 24% of Bonefish Grill’s restaurant sales. The average check per person was approximately $23 in 2013.

The décor is warm and inviting, with hardwood floors, large booths and tables and distinctive artwork inspired by regional coastal settings. Bonefish Grill restaurants serve dinner every day of the week and brunch on Sunday.

Fleming’s Prime Steakhouse and Wine Bar

Fleming’s Prime Steakhouse and Wine Bar is an upscale, contemporary prime steakhouse for food and wine lovers seeking a stylish, lively and indulgent dining experience. As of December 31, 2013, we owned and operated 65 Fleming’s Prime Steakhouse and Wine Bar restaurants across 28 states.

The Fleming’s Prime Steakhouse and Wine Bar menu features prime cuts of beef, fresh seafood, pork and chicken entrees accompanied by an extensive assortment of freshly prepared salads and side dishes available a la carte, plus several specialty appetizers and desserts. The steak selection features USDA Prime corn-fed beef, both wet- and dry-aged for flavor and texture, in a selection of sizes and cuts, either broiled at 1,600 degrees to seal in the beef’s natural juices and flavors or iron crusted. Among national high-end steak concepts, Fleming’s Prime Steakhouse and Wine Bar offers the largest selection of wines by the glass, with 100 quality wines available, as well as specialty cocktails. Alcoholic beverages account for approximately 29% of Fleming’s Prime Steakhouse and Wine Bar’s restaurant sales. The average check per person was approximately $69 in 2013.

The décor features an open dining room built around an exhibition kitchen and expansive bar, with lighter woods and colors with rich cherry wood accents and high ceilings. Private dining rooms are available for private gatherings or corporate functions. Fleming’s Prime Steakhouse and Wine Bar restaurants typically serve dinner only.

BLOOMIN’ BRANDS, INC.

Roy’s

Roy’s provides an upscale dining experience featuring Pacific Rim cuisine. As of December 31, 2013, we owned and operated 21 Roy’s restaurants located across seven states. We did not have an economic interest in nine Roy’s as of December 31, 2013, including six in Hawaii and one each in the continental United States, Japan and Guam.

The Roy’s menu features Pacific Rim cuisine, a style pioneered by Chef Roy Yamaguchi, that is a fusion of bold Asian spices, European sauces and local ingredients, with a focus on fresh fish and seafood, steaks, short ribs, pork and chicken. The menu also includes several specialty appetizers and desserts. In addition to full bar service, Roy’s offers a large selection of highly rated wines. Alcoholic beverages account for approximately 28% of Roy’s restaurant sales. The average check per person was approximately $57 during 2013.

The décor features large dining rooms, a lounge area, an outdoor dining patio in certain locations and Roy’s signature exhibition kitchen. Private dining rooms are available for private gatherings or corporate functions. The majority of Roy’s restaurants serve dinner only.

Outback Steakhouse - International

Outback Steakhouse International is our business unit for developing and operating Outback Steakhouse restaurants outside of the U.S. We have an international organizational structure consisting of talent recruited internally and externally from market-leading companies with the experience we believe is needed to drive international growth. This team is integrated into our corporate headquarters to leverage enterprise-wide capabilities, including marketing, finance, consumer research and analytics, real estate development, information technology, legal, supply chain management and productivity in order to support both Company-owned and franchised locations. In addition, we have cross-functional, local management staff in place in each of the countries where we have Company-owned operations to support and grow restaurants in those locations.

Our Outback Steakhouse International locations in Brazil were operated as an unconsolidated joint venture, of which we owned a 50% interest until November 1, 2013 when we acquired a controlling interest in the joint venture. To ensure timely reporting, we have elected to consolidate the results of our Brazilian operations on a one-month lag effective as of the acquisition date. Accordingly, our operating results for 2013 include the operating results of the Brazilian operations for only a one-month post-acquisition period ended November 30, 2013. Prior to the acquisition, we accounted for the unconsolidated joint venture under the equity method of accounting. Income and loss derived from the unconsolidated joint venture for periods prior to the acquisition are presented in Income from operations of unconsolidated affiliates in our Consolidated Statements of Operations and Comprehensive Income.

BLOOMIN’ BRANDS, INC.

Our other concepts currently do not operate outside of the U.S. As of December 31, 2013, we owned and operated 169 international Outback Steakhouse restaurants and 51 were franchised across 21 countries and Guam as follows:

Country/Territory	Ownership Type	Total
South Korea	Company-owned	110
Brazil (1)	Company-owned	48
Hong Kong	Company-owned	8
China (Mainland)	Company-owned	2
Mexico	Company-owned	1
Japan	Franchise	10
Australia	Franchise	7
Mexico	Franchise	5
Taiwan	Franchise	5
Saudi Arabia	Franchise	4
Canada	Franchise	3
Indonesia	Franchise	3
Philippines	Franchise	3
Dominican Republic	Franchise	2
Bahamas	Franchise	1
Costa Rica	Franchise	1
Egypt	Franchise	1
Guam	Franchise	1
Malaysia	Franchise	1
Qatar	Franchise	1
Singapore	Franchise	1
Thailand	Franchise	1
United Arab Emirates	Franchise	1
Total		220
____________________

(1)	The restaurant count for Brazil is reported as of November 30, 2013 to correspond with the balance sheet date of this subsidiary and, therefore, excludes two restaurants that opened in December 2013.

Financial information about geographic areas is included in this Form 10-K in Item 8, Note 2 of our Notes to consolidated financial statements. Risks associated with our international operations are discussed in this Form 10-K in Item 1A.

We utilize a global core menu policy to ensure consistency and quality in our menu offerings. We allow local tailoring of the menu to address the preference of local customers in a market. Before we add an item to the core menu, we conduct customer research, and the item is reviewed and approved by our research and development (“R&D”) team. In South Korea, for example, we serve “lunch box sets,” offering affordable options to busy customers seeking a quick lunch at Outback Steakhouse. Similarly, in China, we offer “set pricing” options that provide customers a known price point for a complete dining experience.

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

A typical Outback Steakhouse is approximately 6,200 square feet and features a dining room and a full-service liquor bar. The dining area of a typical Outback Steakhouse consists of 45 to 48 tables and seats approximately 220 people. The bar area has approximately ten tables and seating capacity for approximately 54 people. Appetizers and complete dinners are served in the bar area.

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

A typical Fleming’s Prime Steakhouse and Wine Bar is approximately 7,100 square feet and features a dining room, a private dining area, an exhibition kitchen and full-service liquor bar. The main dining area of a typical Fleming’s Prime Steakhouse and Wine Bar consists of approximately 35 tables and seats approximately 170 people, while the private dining area seats approximately 30 additional people. The bar area has approximately six tables and bar seating with a capacity for approximately 35 people. Appetizers and complete dinners are served in the bar area.

A typical Roy’s is approximately 7,100 square feet and features a dining room, a private dining area, an exhibition kitchen and full-service liquor bar. The main dining area of a typical Roy’s consists of approximately 41 tables and seats approximately 155 people, while the private dining area seats an additional 50 people. The bar area has tables and bar seating with a capacity for approximately 35 people. Appetizers and complete dinners are served in the bar area.

Remodel, Renovation and Relocation Plans

We have an ongoing renovation program across all of our concepts to maintain the relevance of our restaurants’ ambience.

Our remodeling program at Outback Steakhouse, which began in 2009, refreshes our restaurants and modernizes the look and feel of the dining experience. The Outback Steakhouse layout now features larger, more comfortable waiting areas, a brighter more upscale bar and a natural, contemporary dining area. Additionally, in 2014, we will begin expanding our remodeling program to contemporize and update the exterior façade of our Outback Steakhouse restaurants. We have remodeled 490 restaurants since the beginning of the remodeling program through December 31,

BLOOMIN’ BRANDS, INC.

2013, including 84 in 2013. Going forward, we expect to remodel approximately 10% of our locations annually. Our average remodel cost per restaurant was approximately $245,000 in 2013.

Carrabba’s Italian Grill has a similar renovation program to refresh the interior and exterior of our restaurants, which includes the creation of a more contemporary Italian-themed décor that maintains its welcoming atmosphere and matches the high quality of our food. We remodeled 41 locations in 2013 and expect to remodel between 30 and 40 locations in 2014. Our average remodel cost per restaurant was approximately $385,000 in 2013.

In addition, in April 2013, we accelerated our restaurant relocation plan primarily related to the Outback Steakhouse brand. This multi-year relocation plan is focused on driving additional traffic to our restaurants by moving legacy restaurants from non-prime to prime locations within the same trade area.

Site Selection Process

We consider the location of a restaurant to be critical to its long-term success and as such, we devote significant effort to the investigation and evaluation of potential sites. We have a central team serving all of our concepts comprising real estate development, property/lease management and design and construction personnel. Our site selection team utilizes a combination of existing field operations managers, internal development personnel and outside real estate brokers to identify and qualify potential sites. We have developed a robust analytical infrastructure, aided by site selection software customized to assist our site selection team in implementing our restaurant growth plan. We are improving site selection by employing expanded data regarding potential sites, developing success criteria and using predictive models.

We follow a phased approach to new site selection and approval, with all proposed sites reviewed and approved by the appropriate concept president, Chief Development Officer, Chief Resources Officer, Chief Financial and Administrative Officer and Chief Executive Officer.

Restaurant Development

We remain committed to new unit development after curtailing expansion from 2009 to 2011. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally. During 2013, we opened 46 new system-wide locations: 20 Bonefish Grill restaurants, five Carrabba’s Italian Grill restaurants, two domestic Outback Steakhouse restaurants and 19 international Outback Steakhouse restaurants comprising 14 Company-owned and five franchised locations. We expect to open between 55 and 60 system-wide locations in 2014. We expect that approximately 50% of our new units in 2014 will be domestic opportunities, but will shift to a higher weight of international units as we continue to implement our international expansion plans.

We recently completed an assessment of our restaurant base in advance of capital and development planning for the 2014 fiscal year. As a result of this assessment, we decided to close 22 underperforming locations primarily within the Outback Steakhouse concept. We expect to substantially complete these store closings by the end of the first quarter of 2014.

Domestic Development

We believe we are well-equipped to continue to accelerate new unit development with a disciplined approach focusing on achieving unit returns at target levels across each of our concepts. In 2014, we plan to open approximately 30 domestic locations. Bonefish Grill unit growth will continue to be our top domestic development priority in 2014, with 15 or more new restaurants planned utilizing a new restaurant design format. We believe we have the potential to increase the units in our Bonefish Grill concept to over 300 in the next four to six years. Currently, the majority of Bonefish Grill restaurants are located in the southern and eastern U.S., with significant geographic expansion potential in the top 100 U.S. markets. We also see an opportunity to expand Carrabba’s Italian Grill from an existing base of 240 units as of December 31, 2013. Currently, the majority of Carrabba’s Italian Grill restaurants are also located in the southern and eastern U.S., with significant geographic expansion potential in the top 100 U.S. markets. We began

BLOOMIN’ BRANDS, INC.

implementing an updated Carrabba’s Italian Grill restaurant design for new units in 2013. In 2014, we plan to accelerate new unit development. In addition, we believe that Fleming’s Prime Steakhouse and Wine Bar has existing geography fill-in and market expansion opportunities based on its current location mix.

International Development

We believe we are well-positioned to continue to expand internationally and plan to approach such growth in a disciplined, prioritized manner, leveraging established markets in South Korea, Brazil and Hong Kong, while expanding in strategically selected new emerging and high growth developed markets, focusing on China and Mexico. The system-wide sales of our international Outback Steakhouse restaurants represented approximately 14% of our total system-wide sales in 2013. We believe the international business represents a significant growth opportunity. We will continue to leverage our market position by offering our top-ranked Outback Steakhouse concept in a format adapted to local cultural preferences. For example, we believe that we can leverage existing infrastructure and expertise in the Asia-Pacific and Latin American regions to grow in those areas and accelerate entry into nearby countries.

Our Company-owned operations in South Korea and Hong Kong, where we have 118 restaurants, provide operational expertise in running multi-unit operations, but also cultural insights and available talent to deploy into new Asian markets. In addition, our Outback Steakhouse International leadership team has significant experience opening retail outlets in China. In December 2012, we opened our first Outback Steakhouse restaurant in mainland China and currently operate two locations in this country.

Effective November 1, 2013, we acquired a controlling interest in our former joint venture partner in Brazil. As of the date of the acquisition, our Company-owned locations include 47 restauants in Brazil that were previously operated as an unconsolidated joint venture. The addition of these restaurants to our Company-owned operations builds our local base of operational expertise, cultural insights and in-region talent for expansion and development into other South American countries. We see significant potential for growth in Brazil to approximately 100 restaurants. New restaurant growth in Brazil will be our top international development priority in 2014.

We will utilize the ownership structure and market entry strategy that best fits the needs for a particular market, including Company-owned units, joint ventures and franchises. In markets where there is potential for a significant number of restaurants, we expect to focus on Company-owned units and joint ventures rather than franchises.

RESEARCH & DEVELOPMENT / INNOVATION

Our R&D function blends strong culinary creativity with operational expertise to ensure effective innovation and execution. We believe we have strengthened our innovation capability by establishing a focused, collaborative process and by enhancing our R&D capabilities, and we have expanded the scope of innovation to focus on new product development, product efficiency and core menu quality. As a result, we believe we continuously evolve our product offerings based on consumer trends and feedback and improve productivity. We have a 12-month pipeline of new menu and promotional items, and we are able to quickly introduce new items. In addition, we have dedicated resources focused on productivity across the portfolio.

Our cross-functional innovation processes leverage practices of the consumer products industry to continuously research and enhance every dimension of the customer experience. Our innovation teams collaborate across R&D, supply chain, operations, marketing, finance and consumer insights. Our goal is continuous innovation of our new menu, service and marketing initiatives to improve brand relevance, productivity and competitiveness based on evolving consumer trends and direct customer feedback on our products. For example, as the direct result of market and consumer research, we have delivered new menu innovation through multiple limited-time offers and new optimized menus for each of our brands, including many items under 600 calories, which have broadened the appeal of our menus. By incorporating analytics, customer testing and in-store customer and operator feedback, we have refined and reduced the potential risks associated with menu introductions or changes. For new menu items and significant product changes, we have a meaningful testing process that includes internal testing, testing at one restaurant and testing at a group of

BLOOMIN’ BRANDS, INC.

restaurants before the roll-out is staged system-wide. Throughout this process, our customers provide direct feedback on the product as well as pricing.

We also utilize our cross-functional processes to develop limited-time offers with compelling price points and attractive margins. This requires more occasion-based testing and research to validate that the special offer was valued by customers based on the occasion. For example, Outback Steakhouse offered a four-course meal promotion (the Outback 4) in 2012 and 2013, which included a soup, salad, entree and dessert for $15.00 and Carrabba’s Italian Grill featured a new promotion in 2013 (Pasta Seconds) that offered our customers the option of a second bowl of pasta to share at the table, both of which were very popular with our customers, and met our profitability and food quality objectives.

STRATEGY AND MARKET INTELLIGENCE

Our strategy and market intelligence (“SMI”) function identifies consumer and marketplace opportunities for profitable growth, and helps improve returns on the investments we make in capital and operations, through the targeted application of analytics. Our rapid “test and learn” platform enables us to assess the traffic and profit impact of key consumer and market facing initiatives, before they are fully launched in our system. Pricing actions are guided by the targeted application of price elasticity models. Our investments in new trade areas and real estate sites are guided by the targeted application of development analytics.

Our consumer insight techniques provide an in-depth perspective into consumer behavior. We employ a variety of qualitative and quantitative approaches designed to capture deeper consumer insights based on both rational and emotional responses. Application of these consumer insight techniques have been instrumental in the development of new menus, new menu items, interior and exterior restaurant design and consumer communication, and also for our understanding of brand positioning and segment health.

As the casual dining landscape evolves with the consumer, our SMI function helps our business to evolve in a parallel manner based on tested best practices in areas ranging from menu, restaurant format, pricing, location dynamics and food preferences.

INFORMATION SYSTEMS

We have significant resources that focus on building our competencies in human resources, information technology and real estate, design and construction, including the completion of standardized Point of Sale (“POS”) systems across our core concepts, the implementation of a Human Resources Information System (“HRIS”), uniform and comprehensive training programs, expanded data warehousing capability, and increased resources and tools to accelerate renovations and new unit site selection.

We have a multi-year information technology strategy to further transform information technology into a growth enabling function by focusing on building infrastructure, increasing technical staff, creating a technology platform to support sales growth and enabling productivity improvements.

Restaurant level financial and accounting controls are handled through the POS system and network in each restaurant that communicates with our corporate headquarters. The POS system is also used to authorize and transmit credit card sales transactions and to manage the business and control costs, such as labor. Our Company-owned restaurants are connected through data centers and a portal to provide our corporate employees and regional partners with access to business information and tools that allow them to collaborate, communicate, train and share information between restaurants and the corporate office. During 2012, we upgraded our wireless access points in all of our restaurants. This provided enhanced capability to pilot and roll out new mobile technology devices within our restaurants. During 2013, we continued to enhance our corporate office and restaurant information system infrastructure and began a financial system implementation of SAP, which went live in January 2014, as the groundwork for continued improvements to our operational capability.

BLOOMIN’ BRANDS, INC.

ADVERTISING AND MARKETING

Our marketing strategy is designed to drive comparable restaurant sales growth by increasing the frequency of visits and adding occasions for visits by our current customers, as well as attracting new customers through compelling offers driven by menu innovation, attractive ambience and highly-rated service at affordable prices.

Outback Steakhouse and Carrabba’s Italian Grill advertise through national and spot television and/or radio media and Bonefish Grill advertises through radio media only. We purchase television advertising in selective markets where we have a sufficient number of restaurants to make the media purchase efficient (generally three to 10 restaurants in a market, depending on the media cost in that market). Our concepts have an active public relations program and also rely on national promotions, site visibility, local marketing, digital marketing, direct mail and billboards to promote our restaurants. In addition, we utilize point-of-sale materials to communicate and promote key brand initiatives to our customers while they are dining in our restaurants. We have increased our use of digital marketing tools, including advertising and personal engagement, which enables us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media.

To help maintain customer interest and relevance, each concept leverages limited-time offers featuring seasonal specials, ingredients and flavors that are consistent with the concept’s positioning, while providing something new to discover on the menu. Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill generally offer five to seven promotion periods each year, each designed to increase traffic by encouraging a prompt visit to the restaurant to enjoy a featured item. For example, for the past few years, Outback Steakhouse has leveraged a “Back By Popular Demand” steak and lobster entree for $14.99. This offer reinforces the high quality food at affordable prices available at Outback Steakhouse. We promote limited-time offers through integrated marketing programs that utilize all of our advertising resources.

New restaurant openings provide another opportunity to utilize a comprehensive marketing campaign. To create awareness for a new location, we reach out to local television and radio stations to secure appearances where we engage with customers through events ranging from menu sampling to cooking demonstrations, covering topics such as how to properly purchase seafood and how to cook a steak. We also establish relationships with local charities through pre-opening fundraising events. The managing partner in each restaurant is the visible face of his or her restaurant, and through local involvement, such as contributing goods, time and money to charitable, civic and cultural programs, reinforces our role as an active member of the community.

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

BLOOMIN’ BRANDS, INC.

The managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s Prime Steakhouse and Wine Bar and Roy’s restaurant are required, as a condition of employment, to sign five-year employment agreements. Under these agreements, managing and chef partners have the right to receive monthly distributions based on a percentage of their restaurant’s monthly cash flows for the duration of the agreement, which vary by concept from 6% to 10% for managing partners and 2% to 5% for chef partners.

The employment agreements also provide for an annual bonus, known as the President’s Club, which is paid in addition to the monthly distributions of cash flow and is designed to reward increases in a restaurant’s annual sales above the concept sales plan with a required flow-through percentage of the incremental sales to cash flow. Managing and chef partners whose restaurants achieve certain annual sales targets above the concept’s sales plan (and the required flow-through percentage) receive a bonus equal to a percentage of the incremental sales. Such percentage is determined by the sales target achieved.

Managing partners and chef partners are eligible to receive deferred compensation payments under our Partner Ownership Account Plan (the “POAP”), upon completion of their five-year employment agreement. All managing and chef partners who executed new employment agreements after May 1, 2011 were required to participate in the current partner program, including the POAP.

The POAP requires managing and chef partners to make an initial deposit of up to $10,000 into their “Partner Investment Account.” We make a bookkeeping contribution to each partner’s “Company Contributions Account” no later than the end of February of each year following the completion of each year (or partial year where applicable) under the partner’s employment agreement. The value of each of our contributions is equal to a percentage of cash flow of the partner’s restaurant plus, if the restaurant has been open at least 18 calendar months, a percentage of the year-over-year increase in the restaurant’s cash flow.

Our managing and chef partners who executed employment agreements prior to May 1, 2011 were eligible to participate in our prior partner program. Under that program, they were required to sign five-year employment agreements and received monthly distributions of the same percentage of their restaurant’s cash flow as under the current program. Upon completion of their five-year employment agreement, they were eligible to participate in the Partner Equity Plan (“PEP”), a deferred compensation program. Managing and chef partners were also required to purchase a non-transferable ownership interest in a partnership (“Management Partnership”) that provided management and supervisory services to his or her restaurant. The purchase price for a managing partner’s ownership interest was fixed at $25,000, and the purchase price for a chef partner’s ownership interest ranged from $10,000 to $15,000 (see “Liquidity and Capital Resources—Deferred Compensation Plans” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Approximately, 15% of our managing and chef partners participate in the PEP as of December 31, 2013.

Many Outback Steakhouse international restaurant managing partners enter into employment agreements and purchase participation interests in the cash distributions from the restaurants they manage. The amount and terms vary by country. This interest gives the managing partner the right to receive a percentage of his or her restaurant’s annual cash flows for the duration of the agreement. Additionally, each new unaffiliated franchisee is required to provide the same opportunity to the managing partner of each new restaurant opened by that franchisee.

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

BLOOMIN’ BRANDS, INC.

In 2011, we also began a version of the President’s Club annual bonus described above for area operating partners to provide additional rewards for achieving sales targets with a required flow-through of the incremental sales to cash flow as defined in the President’s Club bonus program.

Area operating partners for restaurants opened on or before December 31, 2011 were eligible to participate in our prior program. Under the prior program, an area operating partner was required, as a condition of employment and within 30 days of the opening of his or her first restaurant, to make an initial investment of $50,000 in a Management Partnership that provides supervisory services to the restaurants that the area operating partner was overseeing. This interest gave the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ monthly cash flows for the duration of the agreement, typically ranging from 4.0% to 9.0%. We have the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement. For restaurants opened between January 1, 2007 and December 31, 2011, the area operating partner’s percentage of cash distributions and buyout percentage is calculated based on the associated restaurant’s return on investment compared to our targeted return on investment and may range from 3.0% to 12.0% depending on the concept. Restaurants opened after December 31, 2011 are governed by our current operating partner compensation program discussed above.

We also have field operations performance evaluations and development processes. All field managing partners and area managers receive feedback on performance with consistent metrics linked to quarterly restaurant, area and concept business objectives.

By offering these types of compensation arrangements and by providing the area operating, managing and chef partners a significant interest in the success of their restaurants, we believe we are able to attract and retain experienced and highly motivated area operating, managing and chef partners.

Supervision and Training

We require our area operating partners and restaurant managing partners to have significant experience in the full-service restaurant industry. As part of our management development programs, we engage in succession planning at a total Company and concept level to identify promotable personnel, with focused training programs to prepare managers for the next level of responsibility. Our current core concept presidents have been with us for an average of 13 years and have an average of 29 years of industry experience. Our regional field management team has an average of 11 years of experience working with us at the managing partner level or above.

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

BLOOMIN’ BRANDS, INC.

Service

We seek to deliver superior service to each customer at every opportunity. We offer customers prompt, friendly and efficient service, keep wait staff-to-table ratios high and staff each restaurant with experienced management teams to ensure consistent and attentive customer service. Members of our wait staff demonstrate an attention to detail, culinary expertise and focus on execution and complete training programs specific to the concept’s menu (including the specific flavors of each dish), culture and brand positioning. They are trained to be responsive to the needs of our customers as they assist customers in selecting menu items complementing individual preferences.

In order to better assess and improve our performance, we use Service Management Group (“SMG”) to conduct an ongoing satisfaction measurement program that utilizes a random invitation to participate in a web-based survey printed on approximately 25% of our customer checks per week and provides us with benchmarking information from other restaurant concepts. The program measures satisfaction across a wide range of experience elements, from the pace of the experience to the temperature of the food. Results are compiled and reported through a central website at the national, regional and individual restaurant level. As of December 31, 2013, 44 casual dining restaurant concepts, including Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill, and eight fine dining concepts, including Fleming’s Prime Steakhouse and Wine Bar, participate in the SMG survey web methodology and contribute to the SMG average comparison measures for casual and fine dining, respectively, that we utilize in assessing our performance. The minimum sample size for our SMG customer surveys is 100 customers per restaurant per month.

Food Preparation and Quality Control

We focus on using high quality ingredients in our menu items, including the grade of our beef and freshness of our seafood and produce, while keeping costs in line with target pricing for our concepts. Food safety is a critical priority, and we dedicate resources to ensuring that our customers enjoy safe food products. We take various steps to mitigate food quality and safety risks and have central teams focused on this goal together with our supply chain, food safety/quality assurance and R&D teams.

We have a central R&D facility located in Tampa, Florida that serves as a test kitchen and vendor product qualification site. Our supply chain team manages internal auditors for supplier evaluations along with external third parties to inspect supplier adherence to quality, food safety and product specification on a risk-based schedule. Our suppliers also utilize third party labs for food safety and quality verification. Suppliers that do not comply with quality, food safety and other specifications are not utilized until they have corrective actions in place and are re-certified for compliance.

Our operational teams have multiple touch points in the restaurants ensuring food safety, quality and freshness throughout all phases of the preparation process. In addition, we employ third party auditors to verify our standards of food safety, training and sanitation. We also utilize an outside advisory council comprised of external subject matter experts to advise our senior management on industry trends, food quality and safety, and animal well-being strategies and procedures, as well as food regulatory updates.

SOURCING AND SUPPLY

We take a centralized approach to purchasing and supply chain management, with our corporate team serving all concepts domestically and internationally. In addition, we have dedicated supply chain management personnel at the local level in our larger international operations in Asia and South America. The supply chain management organization is responsible for all food and operating supply purchases as well as a large percentage of field and home office services. In addition, we have logistics teams and supplier alliances dedicated to optimizing freight costs. The supply chain management organization’s mission is to create a competitive advantage by encouraging continuous innovation through collaborative value engineering coupled with delivering “total quality” food and services to our restaurants.

BLOOMIN’ BRANDS, INC.

We address the end-to-end costs (from the source to the fork) associated with the products and goods we purchase by utilizing a combination of centralized domestic and locally based supply to capture the efficiencies and economics of scale that come from making strategic buys. Our “total cost of ownership” (“TCO”) approach focuses on the initial purchase price, coupled with the cost structure underlying the procurement and order fulfillment process. The TCO approach includes monitoring commodity markets and trends to execute product purchases at the most advantageous times. We develop sourcing strategies for all major commodity categories based on the dynamics of each category. These strategies include both spot purchases and long-term contracts of generally one year or less in those cases where we believe long-term contract prices are more attractive than anticipated spot prices. In addition, we require our supplier partners to meet or exceed our quality assurance standards.

We have a national distribution program that includes food, beverage, smallwares and packaging goods. This program is with a custom distribution company that uses a limited number of warehouses that provide only products approved for our system. This customized relationship also enables our purchasing staff to effectively manage and prioritize our supply chain.

Proteins represent about 60% of our commodity purchasing composition, with beef representing slightly over half of total purchased proteins. In 2013, we purchased more than 90% of our beef raw materials from four beef suppliers that represent approximately 90% of the total beef marketplace in the U.S. Due to the nature of our industry, we expect to continue purchasing a substantial amount of our beef from a small number of suppliers. Other major commodity categories purchased include produce, dairy, bread and pasta, and energy sources to operate our restaurants, such as natural gas.

RESTAURANT OWNERSHIP STRUCTURES

Our restaurants are predominately Company-owned or operated under franchise arrangements. We generate our revenues primarily from our Company-owned restaurants and secondarily through ongoing royalties from our franchised restaurants and sales of franchise rights.

Company-Owned Restaurants

Company-owned restaurants include restaurants owned directly by us, by limited liability companies in which we are a member, by partnerships in which we are a general partner and by corporations in which we are a shareholder. Our legal ownership interests in these limited liability companies, as general partner, in these limited partnerships and as a shareholder in these corporations generally range, in each case, from 55% to 100%. Our cash flows from these entities are limited to the portion of our ownership. The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners’ interests is eliminated in Net income attributable to noncontrolling interests in our Consolidated Statements of Operations and Comprehensive Income.

We do not plan to continue utilizing partnerships for domestic Company-owned restaurants, except where required by laws regulating licensing of alcoholic beverages. Instead, the restaurants will be wholly-owned by us through corporations or limited liability companies and the area operating, managing and chef partners will receive their distributions of restaurant cash flows as employee compensation rather than partnership distributions.

We pay royalties on approximately 95% of our Carrabba’s Italian Grill restaurants ranging from 1.0% to 1.5% of sales pursuant to agreements we entered into with the Carrabba’s Italian Grill founders.

Historically, Company-owned restaurants also included restaurants owned by our Roy’s joint venture and our consolidated financial statements included the accounts and operations of our Roy’s joint venture even though we had less than majority ownership due to our status as primary beneficiary of the joint venture and ability to control its significant activities. Effective October 1, 2012, we purchased the remaining interests in our Roy’s joint venture from our joint venture partner, RY-8, Inc. (“RY-8”), for $27.4 million.

BLOOMIN’ BRANDS, INC.

Prior to November 1, 2013, we held a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”) through a joint venture arrangement with PGS Participações Ltda (“PGS Par”). The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback Steakhouse restaurants in Brazil. Effective November 1, 2013, we, through a wholly owned subsidiary, completed the acquisition of a controlling interest in the Brazilian Joint Venture by purchasing 80% of the issued and outstanding capital stock of PGS Par. We now hold a 90% interest in the Brazilian Joint Venture. We completed the acquisition for total consideration of approximately R$240.8 million (BRL) (or approximately $110.4 million) in cash (see “Liquidity and Capital Resources—Transactions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Prior to the acquisition, we accounted for the Brazilian Joint Venture under the equity method of accounting. We were responsible for 50% of the costs of restaurants operated by the Brazilian Joint Venture, and our joint venture partner was responsible for the other 50% and had operating control. Income and loss derived from the Brazilian Joint Venture for periods prior to the acquisition are presented in Income from operations of unconsolidated affiliates in our Consolidated Statements of Operations and Comprehensive Income. Restaurants owned by the Brazilian Joint Venture are included in “Unconsolidated Joint Venture” restaurants for periods prior to the acquisition.

In connection with the settlement of litigation with T-Bird Nevada, LLC and its affiliates (collectively, “T-Bird”), which included the franchisees of 56 Outback Steakhouse restaurants in California, T-Bird had a right (referred to as the “Put Right”), to require us to purchase for cash all of the ownership interests in the T-Bird entities that own Outback Steakhouse restaurants and certain rights under the development agreement with T-Bird. The Put Right was exercised by T-Bird on August 5, 2013 (the “Put Notice”). As permitted pursuant to the Put Right, T-Bird revoked the Put Notice on November 16, 2013. As a result, T-Bird’s Put Right terminated as of the date of the revocation, and we are no longer obligated to purchase the T-Bird entities.

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

At December 31, 2013, there were 105 domestic franchised Outback Steakhouse restaurants and 51 international (including Guam) franchised Outback Steakhouse restaurants. Each domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and is required to pay a continuing monthly royalty of 3.0% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. Initial fees and royalties for international franchisees vary by market. Generally, each international franchisee paid an initial franchise fee of $40,000 to $200,000 for each restaurant and is expected to pay a continuing monthly royalty of 3.0% to 6.0% of gross restaurant sales. Certain international franchisees enter into an international development agreement that requires them to pay a development fee in exchange for the right and obligation to develop and operate up to five restaurants within a defined development territory for a defined period of time. Domestic franchisees are required to expend an annually adjusted percentage of gross restaurant sales, up to a maximum of 3.5%, for national advertising on a monthly basis (3.0% in 2012 and increased to 3.2% in 2013). International franchisees are required to expend 3.5% of gross restaurant sales for advertising on a monthly basis, which is calculated each month, based on the previous month’s gross restaurant sales.

BLOOMIN’ BRANDS, INC.

At December 31, 2013, there was one domestic franchised Carrabba’s Italian Grill. The franchisee paid an initial franchise fee of $40,000 and pays a continuing monthly royalty of 5.75% of gross restaurant sales.

At December 31, 2013, there were seven domestic franchised Bonefish Grills. Four of these franchisees paid an initial franchise fee of $50,000 for each restaurant and pay a continuing monthly royalty of 4.0% of gross restaurant sales. Three of these franchisees pay royalties up to 4.0%, depending on sales volumes. Under the terms of the franchise agreement, the franchisees are required to expend, on a monthly basis, a minimum of 1.5% of gross restaurant sales on local advertising and pay a monthly marketing administration fee of 0.5% of gross restaurant sales.

There were no unaffiliated franchises associated with Fleming’s Prime Steakhouse and Wine Bar or Roy’s at December 31, 2013.

Under the development agreement granted to one of the T-Bird entities, the T-Bird entities have the exclusive right through 2031 to develop and operate Outback Steakhouse restaurants as a franchisee in the State of California. We have agreed to waive all rights of first refusal in our franchise arrangements with the T-Bird entities in connection with a sale of all, and not less than all, of the assets, or at least 75% of the ownership of the T-Bird entities.

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

BLOOMIN’ BRANDS, INC.

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

Our restaurant operations are also subject to federal and state labor laws, including the Fair Labor Standards Act, governing such matters as minimum wages, overtime, tip credits and worker conditions. Our employees who receive tips as part of their compensation, such as servers, are paid at a minimum wage rate, after giving effect to applicable tip credits. We rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. In September 2013, the Internal Revenue Service (“IRS”) informed us that it proposes to issue an audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by our tipped employees during calendar year 2010, for which we recorded a liability in the third quarter of 2013 for $5.0 million. The cash tips allegedly unreported by the tipped employees are based on an IRS estimate of the aggregate amount of tips directly received by tipped employees from our customers. Subsequently, we have had additional communications with the IRS representatives, which indicate that the scope of the proposed adjustment will be expanded to include the 2011 and 2012 periods. As a result, we have reassessed the established liability balance and recorded an additional $12.0 million in the fourth quarter of 2013. As of December 31, 2013, we had $5.0 million and $12.0 million recorded in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet at December 31, 2013. Our other personnel, such as our kitchen staff, are typically paid in excess of minimum wage. As significant numbers of our food service and preparation personnel are paid at rates related to the applicable minimum wage, further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards and tracking costs, which could result in higher costs for goods and services supplied to us.

Further, we continue to assess our health care benefit costs. Due to the breadth and complexity of federal health care legislation and the staggered implementation of its provisions and corresponding regulations, it is difficult to predict the overall impact of the health care legislation on our business over the coming years. Although these laws do not mandate that employers offer health insurance to all employees who are eligible under the legislation, beginning in 2015 penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. We believe our plans currently meet these requirements, however, providing health insurance benefits to a potentially larger proportion of our employees, or the payment of penalties if the specified level of coverage is not provided at an affordable cost to employees, could have a material adverse effect on our results of operations and financial position. These laws also subject employers to significant reporting and notice requirements from the Departments of Treasury, Labor and Health and Human Services, which can also impact compliance costs as we continue to gather and submit information.

We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of lawsuits have resulted in the payment of substantial damages by the defendants. See Item 3, Legal Proceedings.

The Patient Protection and Affordability Act of 2010 (the “PPACA”) enacted in March 2010 requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. The FDA has indicated that it intends to issue final regulations by the first part of 2014 and the expected compliance deadline is uncertain. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on menu labeling, until we are required to comply with the federal law we may be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. While our ability to adapt

BLOOMIN’ BRANDS, INC.

to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

There is potential for increased regulation of food in the United States under the recent changes in Hazard Analysis & Critical Control Points (“HACCP”) system requirements. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act (the “FSMA”), signed into law in January 2011, granted the FDA new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business.

We are subject to the Americans with Disabilities Act (“ADA”), which, among other things, requires our restaurants to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency.

Government regulations could affect and change the items we procure for resale. We may also become subject to legislation or regulation seeking to tax and/or regulate high-fat and high-sodium foods, particularly in the United States, which could be costly to comply with. Our results may be impacted by tax legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements.

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

EXECUTIVE OFFICERS
Below is a list of the names, ages and positions as of February 25, 2014, and a brief description of the business experience, of each of our executive officers.

NAME	AGE	POSITION
Elizabeth A. Smith	50	Chairman of the Board of Directors and Chief Executive Officer
David J. Deno	56	Executive Vice President and Chief Financial and Administrative Officer
Stephen K. Judge	45	Executive Vice President and President of Bonefish Grill
Joseph J. Kadow	57	Executive Vice President, Chief Legal Officer and Secretary
Patrick C. Murtha	56	Executive Vice President and President of Outback Steakhouse International
David A. Pace	54	Executive Vice President and Chief Resource Officer
Amanda L. Shaw	42	Senior Vice President,Technology and Chief Accounting Officer
Jeffrey S. Smith	51	Executive Vice President and President of Outback Steakhouse

BLOOMIN’ BRANDS, INC.

Elizabeth A. Smith has served as the Chairman of our Board of Directors since January 2012 and as our Chief Executive Officer (“CEO”) and a director since November 2009. From September 2007 to October 2009, Ms. Smith was President of Avon Products, Inc. and was responsible for its worldwide product-to-market processes, infrastructure and systems, including Global Brand Marketing, Global Sales, Global Supply Chain and Global Information Technology. In January 2005, Ms. Smith joined Avon Products, Inc. as President, Global Brand, and was given the additional role of leading Avon North America in August 2005. From September 1990 to November 2004, Ms. Smith worked in various capacities at Kraft Foods Inc. and from November 2004 to December 2008, served as a director of Carter’s Inc. Ms. Smith is a member of the board of directors of Staples, Inc. and Hilton Worldwide Holdings, Inc.

David J. Deno has served as our Executive Vice President and Chief Financial and Administrative Officer since November 2013 and served as Executive Vice President and Chief Financial Officer from May 2012 to November 2013. Prior to May 2012, Mr. Deno served as Chief Financial Officer of the international division of Best Buy Co., Inc. since December 2009. Prior to joining Best Buy Co., Inc. Mr. Deno was a consultant with Obelysk Capital from February 2009 to December 2009. Prior to joining Obelysk Inc., Mr. Deno was a Managing Director of CCMP Capital Advisors, LLC (“CCMP”), a private equity firm from August 2006 to February 2009. While with CCMP, Mr. Deno was the President and then CEO of Quiznos, LLC, an operator of quick service restaurants. Prior to this, he had a 15 year career with YUM! Brands, Inc. where he served as Chief Financial Officer and later as Chief Operating Officer.

Stephen K. Judge joined Bloomin’ Brands as Executive Vice President and President of Bonefish Grill in January 2013. Prior to January 2013, he was President of Seasons 52, which is a restaurant concept owned by Darden Restaurants, Inc., from March 2007 to December 2012. Prior to Seasons 52, Mr. Judge held Food & Beverage and Operations leadership positions at the MGM Grand, one of the world’s largest hotels, Rosewood Hotels and Resorts, LLC, Princess Cruise Lines, Ltd. and Premier Cruise Lines.

Joseph J. Kadow has been our Executive Vice President and Chief Legal Officer since April 2005 and served as our Senior Vice President and General Counsel from April 1994 to April 2005. Mr. Kadow has also served as Secretary since April 1994.

Patrick C. Murtha joined Bloomin’ Brands as Executive Vice President and President of Outback Steakhouse International in November 2013. Prior to November 2013, he held leadership roles at Yum! Brands, Inc. where he spent 17 years in a variety of positions including Chairman of the Board and Managing Director of KFC, Japan, Ltd., Chief Operating Officer of Pizza Hut, Inc. and Chief People Officer for Yum! Restaurants International. Mr. Murtha has also held leadership roles at Ameritech and PepsiCo., Inc.

David A. Pace has served as our Chief Resource Officer and Executive Vice President since August 2010. Mr. Pace served as a consultant for Egon Zehnder International from 2009 to 2010. From 2002 to 2008, Mr. Pace served as Executive Vice President of Partner Resources for Starbucks Corporation. Mr. Pace has also held various positions with other companies prior to his position with Starbucks Corporation, including PepsiCo, Inc. and YUM! Brands, Inc. Mr. Pace is a member of the board of directors of Jamba Inc.

Amanda L. Shaw has been our Senior Vice President, Technology and Chief Accounting Officer since August 2013. Ms. Shaw served as Group Vice President and Corporate Controller from October 2012 to August 2013 and Vice President and Corporate Controller from December 2006 until October 2012.

Jeffrey S. Smith has served as President of Outback Steakhouse since April 2007 and our Executive Vice President since January 1, 2012. Mr. Smith served as a Vice President of Bonefish Grill from May 2004 to April 2007 and as Regional Vice President—Operations of Outback Steakhouse from January 2002 to May 2004.

BLOOMIN’ BRANDS, INC.

EMPLOYEES

As of December 31, 2013, we employed approximately 101,000 persons, of which approximately 1,000 are corporate personnel, approximately 5,500 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the approximately 1,000 corporate employees, approximately 220 are in management and 780 are administrative or office employees. None of our U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain of our employees in Brazil and Mexico. We believe that we have good labor relations with our employees.

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

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations. Historically, customer traffic patterns to our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. Additionally, holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may affect sales volumes seasonally in some of our markets. Quarterly results have been and will continue to be significantly affected by general economic conditions, the timing of new restaurant openings and their associated pre-opening costs, restaurant closures and exit-related costs and impairments of goodwill, definite and indefinite-lived intangible assets and property, fixtures and equipment. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

ADDITIONAL INFORMATION

We make available, free of charge, through our internet website www.bloominbrands.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). You may read and copy any materials filed with the SEC at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information is also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this Report.

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

Challenging economic conditions may negatively impact consumer confidence and discretionary spending and thus cause a decline in our cash flows from operations. For example, the ongoing impacts of high unemployment, continued reduced access to credit, financial market volatility and unpredictability, governmental spending and budget matters, other national, regional and local regulatory and economic conditions, gasoline prices, reduced disposable consumer income and consumer confidence have had a negative effect on discretionary consumer spending. This has negatively affected customer traffic and comparable restaurant sales for us and throughout our industry. We believe these factors and conditions are continuing to result in a challenging sales environment in the casual dining sector. If challenging economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. The ability of the U.S. economy to continue to recover from these challenging economic conditions is likely to be affected by many national and international factors that are beyond our control, including current economic trends in Europe. Continued weakness in or a further worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could result in increased pressure with respect to our pricing, traffic levels, commodity costs and the continuation of our innovation and productivity initiatives, which could negatively impact our business and results of operations. These factors could also cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling of our existing restaurant locations. Further, poor economic conditions may force nearby businesses to shutdown, which could cause our restaurant locations to be less attractive due to diminished retail activity in the area.

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

BLOOMIN’ BRANDS, INC.

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

As part of our business strategy, we intend to continue to expand our current portfolio of restaurants. Current development schedules call for the construction of between 55 and 60 new system-wide locations in 2014. A variety of factors could cause the actual results and outcome of those expansion plans to differ from the anticipated results, including among other things:

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

Although we have no collective bargaining agreements covering U.S. employees, certain of our employees located in Brazil and Mexico are covered by either industry-sponsored and/or state-sponsored collective bargaining arrangements. Additional employees in our restaurants located outside of the United States may become subject to collective bargaining arrangements in the future. Approximately 13% of our employees are located in foreign jurisdictions as of December 31, 2013. We believe that our present labor relations with all of our international employees are good, however, any work stoppages or other concerted actions by these employees could adversely affect our business and results of operations.

Our business is subject to seasonal fluctuations and past results are not indicative of future results.

Historically, customer traffic patterns for our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. Additionally, holidays may affect sales volumes seasonally in some of the markets in which we operate. Our quarterly results have been and will continue to be affected by the timing of new restaurant openings and their associated pre-opening costs, as well as restaurant closures and exit-related costs and impairments of goodwill, intangible assets and property, fixtures and equipment. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

Significant adverse weather conditions and other disasters could negatively impact our results of operations.

Adverse weather conditions and natural disasters, such as regional winter storms, floods, major hurricanes and earthquakes, severe thunderstorms and other disasters, such as oil spills or water supply disruptions, could negatively impact our results of operations. Temporary and prolonged restaurant closures may occur and customer traffic may decline due to the actual or perceived effects from these events.

We have limited control with respect to the operations of our franchisees, which could have a negative impact on our business.

Our franchisees are obligated to operate their restaurants according to the specific guidelines we set forth. We provide training opportunities to these franchisees to fully integrate them into our operating strategy. However, since we do not have control over these restaurants, we cannot give assurance that there will not be differences in product quality or that there will be adherence to all of our guidelines at these restaurants. The failure of these restaurants to operate effectively or in accordance with our guidelines could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.

BLOOMIN’ BRANDS, INC.

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

Our restaurant operations are also subject to federal and state labor laws, including the Fair Labor Standards Act, governing such matters as minimum wages, overtime, tip credits and worker conditions. Our employees who receive tips as part of their compensation, such as servers, are generally paid at a minimum wage rate, after giving effect to applicable tip credits. We rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. In September 2013, the IRS informed us that it proposes to issue an audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by our tipped employees during calendar year 2010, for which we recorded a liability in the third quarter of 2013 for $5.0 million. The cash tips allegedly unreported by the tipped employees are based on an IRS estimate of the aggregate amount of tips directly received by tipped employees from our customers. Subsequently, we have had additional communications with the IRS representatives, which indicate that the scope of the proposed adjustment will be expanded to include the 2011 and 2012 periods. As a result, we have reassessed the established liability balance and recorded an additional $12.0 million in the fourth quarter of 2013. As of December 31, 2013, we had $5.0 million and $12.0 million recorded in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet at December 31, 2013. Our other personnel, such as our kitchen staff, are typically paid in excess of minimum wage. As significant numbers of our food service and preparation personnel are paid at rates related to the applicable minimum wage, further increases in the minimum wage, including the recent proposal by President Obama to increase the federal minimum wage by $1.75 per hour and index future increases to inflation, or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards and tracking costs, which could result in higher costs for goods and services supplied to us.

Further, we continue to assess our health care benefit costs. Due to the breadth and complexity of federal health care legislation and the staggered implementation of its provisions and corresponding regulations, it is difficult to predict the overall impact of the health care legislation on our business over the coming years. Although these laws do not mandate that employers offer health insurance to all employees who are eligible under the legislation, beginning in 2015 penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. We believe our plans currently meet these requirements, however, providing health insurance benefits to a potentially larger proportion of our employees, or the payment of penalties if the specified level of coverage is not provided at an affordable cost to employees, could have a material adverse effect on our results of operations

BLOOMIN’ BRANDS, INC.

and financial position. These laws subject employers to significant reporting and notice requirements from the Departments of Treasury, Labor and Health and Human Services, which can also impact compliance costs as we continue to gather and submit information. Significant increases in costs due either to the recent federal legislation or general health care cost increases could adversely impact our operating results, as there is no assurance that we would be able to absorb and/or pass through those costs.

The PPACA enacted in March 2010 requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. Although the FDA published proposed regulations to implement the nutritional menu labeling provisions of the PPACA in April 2011, the agency has delayed the release of final regulations implementing these requirements. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on menu labeling, until we are required to comply with the federal law we may be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. The effect of such labeling requirements on consumer choices, if any, is unclear at this time. We may also become subject to other legislation or regulation seeking to tax or regulate high fat and high sodium foods, particularly in the U.S., which could be costly to comply with.

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

We rely heavily on information systems across our operations and corporate functions, including point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash, data warehousing to support analytics, finance and accounting systems and other various processes and procedures, some of which are handled by third parties. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant unplanned capital investments.

BLOOMIN’ BRANDS, INC.

In 2013, we began a project to transform its technology platforms and enhance its business information and transaction systems with SAP software. The project includes implementation of a new general ledger, consolidations system and reporting tools. We implemented SAP in the U.S. during the first quarter of 2014 to support both operating and accounting activities.

Large-scale system implementations are complex and time-consuming projects that are capital intensive and can span several months or even years. Certain business and financial processes also required transformation in order to effectively leverage the system’s benefits. Our business and results of operations may be adversely affected if we experience system usage problems and/or cost overruns as a result of implementing the new system, or if associated process changes do not give rise to the benefits that we expect. Additionally, if the system does not operate as intended, it could adversely affect the effectiveness of our internal controls over financial reporting. There may be other challenges and risks as we upgrade and standardize our systems and processes on a worldwide basis.

Any such events described above could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could adversely affect our business. Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise information belonging to us, our customers, our employees and our suppliers, and expose us to liability which could adversely impact our business and reputation.

Security breaches of confidential customer information or personal employee information may adversely affect our business.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information or other personal information of their customers has been stolen.  Such a breach could result in widespread negative publicity and a loss of customers. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss telecommunications failure or other catastrophic events, as well as from internal and external security breaches, employee error or malfeasance, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. We also maintain certain personal information regarding our employees. If our technology systems were to fail, and we were unable to recover in a timely way, we could experience an interruption in our operations and incur remediation costs which could have a material adverse effect on our financial condition and results of operations. Furthermore, to the extent that some of our worldwide reporting systems require or rely on manual processes, it could increase the risk of a breach.

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

We have a significant number of Outback Steakhouse restaurants outside the United States, and we intend to continue our efforts to grow internationally. Although we believe we have developed an appropriate support structure for international operations and growth, there is no assurance that international operations will be profitable or international growth will continue.

Our foreign operations are subject to all of the same risks as our domestic restaurants, as well as additional risks including, among others, international economic, political, social and legal conditions and the possibility of instability and unrest, differing cultures and consumer preferences, diverse government regulations and tax systems, corruption, anti-American sentiment, the ability to source high quality ingredients and other commodities in a cost-effective manner, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of ongoing royalties from international franchisees, the availability and costs of land and construction, and the availability of experienced management, appropriate franchisees and area operating partners.

Currency regulations and fluctuations in exchange rates could also affect our performance. We have direct investments in restaurants in South Korea, Brazil, Hong Kong, China and Mexico, as well as international franchises, in a total of 21 countries and Guam. As a result, we may experience losses from foreign currency translation, and such losses could adversely affect our overall sales and earnings.

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

The performance of our restaurants depends on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, chicken, seafood, butter, cheese and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Increased prices or shortages could affect the cost and quality of the items we buy or require us to raise prices or limit our menu options. For example, in 2013, commodity costs increased by approximately 3.2% and, as a result, we increased our prices at each of our concepts in the range of 2.1% to 3.4%. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins.

The performance of our restaurants is also adversely affected by increases in the price of utilities, such as natural gas, whether as a result of inflation, shortages or interruptions in supply, or otherwise. We use derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices. We do not apply hedge accounting to these instruments, and changes in the fair value of the derivative instruments are marked-to-market through earnings in the period of change. To date, the effects of these derivative instruments have been immaterial to our financial statements for all periods presented.

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

Effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Failure to adequately protect our intellectual property rights could damage or even destroy our brands and impair our ability to compete effectively. Even where we have effectively secured statutory protection for intellectual property, our competitors may misappropriate our intellectual property and our employees, consultants and suppliers may breach their obligations not to reveal our confidential information, including trade secrets. Although we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate or that our competitors will not independently develop products or concepts that are substantially similar to our restaurants and services. Despite our efforts, it may be possible for third parties to reverse-engineer, otherwise obtain, copy, and use information that we regard as proprietary. Furthermore, defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking injunctions against and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources.

Restaurant companies, including ours, have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.

Our business is subject to the risk of litigation by employees, consumers, suppliers, franchisees, minority investors, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, we and other restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and various federal and state wage and hour laws. These claims have related to, among other things, employee meal deductions, the sharing of tips among certain employees, overtime eligibility of assistant managers, failure to pay for all hours worked, failure to provide meal and rest periods and termination compensation. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. If we are required to pay substantial damages and expenses as a result of these or other types of lawsuits our business and results of operations would be adversely affected.

Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food-borne illness and relating to notices with respect to chemicals contained in food products required under state law. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including

BLOOMIN’ BRANDS, INC.

personal injury claims, contract claims and claims alleging violations of federal and state laws. In addition, our restaurants are subject to state “dram shop” or similar laws which generally allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters.

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

BLOOMIN’ BRANDS, INC.

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

The food service industry is affected by consumer preferences and perceptions, including the increasing prevalence of food allergies. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid steak and other products we offer in favor of foods that are perceived as more healthy, our business and operating results would be harmed. The increasing prevalence of food allergies and consumers with vegan and gluten-free diets, for example, may cause customers to choose to dine out less frequently or choose other restaurants with different menu options.

Inappropriate use of social media vehicles presents new risks.
The inappropriate use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection of personal information. Negative posts or comments about us on a social networking website could seriously damage our reputation. In addition, the disclosure of our non-public sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and archive this information. Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

BLOOMIN’ BRANDS, INC.

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

We have a limited number of suppliers for our major products, such as beef. In 2013, we purchased more than 90% of our beef raw materials from four beef suppliers that represent approximately 90% of the total beef marketplace in the U.S. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. In addition, we use one distribution company to provide distribution services in the U.S. Although we have not experienced significant problems with our suppliers or distributor, if our suppliers or distributor are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

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

In early 2011, we began to outsource certain accounting processes to a third-party vendor. The third-party vendor may not be able to handle the volume of activity or perform the quality of service that we have thus far achieved at a cost-effective rate, which could adversely affect our business. The decision to outsource was made based on cost savings initiatives; however, we may not achieve these savings because of unidentified intangible costs and legal and regulatory matters, which could adversely affect our results of operations or financial condition. In addition, the performance of certain business processes in an outsourced capacity could negatively impact our internal control processes.

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

BLOOMIN’ BRANDS, INC.

Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and results of operations. Prior to performing a quantitative test comparing the fair value of the reporting units to their carrying amounts, we may elect to perform a qualitative assessment. This qualitative assessment is referred to as a “step zero” approach and allows us the option to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In considering the step zero approach, we evaluate factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability and the overall financial performance of the reporting units. If, based on the review of the qualitative factors, we determine there is sufficient evidence to support a more likely than not (greater than 50%) probability that the fair value of a reporting unit is greater than its carrying value, we may skip the two-step quantitative impairment test.

In the two-step quantitative impairment test, we first compare the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit. If the carrying value is less than the fair value, no impairment exists. If the carrying value is higher than the fair value, there is an indication of impairment and a second step is required to measure a goodwill impairment loss, if any. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

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

During the years ended December 31, 2013, 2012 and 2011, we did not record any goodwill or material intangible asset impairment charges. However, during the year ended December 31, 2009, we recorded goodwill and intangible asset impairment charges of $58.1 million and $43.7 million, respectively. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired in the future, there could be an adverse effect on our financial condition and results of operations.

Changes to estimates related to our property, fixtures and equipment and definite-lived intangible assets or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges on certain long-lived assets, including reacquired franchise rights, which may adversely affect our results of operations.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the sum of the discounted cash flows is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results, including projected growth rates and the appropriate period over which to assume asset recovery. If actual results differ from our estimates, additional charges

BLOOMIN’ BRANDS, INC.

for asset impairments may be required in the future. If impairment charges are significant, our results of operations could be adversely affected.

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

We are highly leveraged. As of December 31, 2013, our total indebtedness was approximately $1.4 billion. As of December 31, 2013, we also had approximately $193.4 million in available unused borrowing capacity under our revolving credit facility (after giving effect to undrawn letters of credit of approximately $31.6 million).

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

We may incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities entered into in October 2012 (the “Credit Facilities”) and the commercial mortgage-backed securities loans entered into in March 2012 (the “2012 CMBS Loan”). If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

Approximately $935.0 million of debt outstanding under our Credit Facilities and approximately $48.7 million of our 2012 CMBS Loan bear interest based on a floating rate index. An increase in these floating rates could cause a material increase in our interest expense.

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

If we breach the covenants under our debt agreements, the lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under the Credit Facilities and the 2012 CMBS Loan could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under our Credit Facilities and the 2012 CMBS Loan. If the lenders under the Credit Facilities and the 2012 CMBS Loan accelerate the repayment of borrowings, we cannot be certain that we will have sufficient assets to repay them.

BLOOMIN’ BRANDS, INC.

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

Our ability to make scheduled payments on or to refinance our debt obligations and to satisfy our operating lease obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond our control. We cannot be certain that we will maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, or to pay our operating lease obligations. If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations or take other actions to meet our debt service and other obligations. Our debt agreements restrict our ability to dispose of assets and how we may use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due. The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our debt agreements would constitute an event of default under those agreements and the lenders could elect to declare all amounts outstanding under them to be immediately due and payable and terminate all commitments to extend further credit.

Risks Related to Our Common Stock

We are a “controlled company” within the meaning of Nasdaq Stock Market Rules (“Nasdaq”), and as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

An investor group consisting of funds advised by our Sponsors and one of our Founders controls a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance rules of Nasdaq. “Controlled companies” under those rules are companies of which more than 50% of the voting power is held by an individual, a group or another company. Each member of the investor group has filed a Statement of Beneficial Ownership on Schedule 13G with the SEC relating to its respective holdings and the group’s arrangements with respect to disposition of the shares. On this basis, we currently avail ourselves of the “controlled company” exception under the Nasdaq rules and elect not to comply with certain corporate governance requirements, including:

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

BLOOMIN’ BRANDS, INC.

We utilize these exemptions, as we do not currently have a majority of independent Directors, and our compensation committee and nominating and corporate governance committee do not consist entirely of independent Directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

The investor group, however, is not subject to any contractual obligation to retain its controlling interest. There can be no assurance as to the period of time during which such group will maintain their ownership of our common stock.

Our stock price is subject to volatility and, as a result, you may not be able to resell your shares at or above the price you paid for them.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. Since our IPO in August 2012 through February 25, 2014, the price of our common stock, as reported by Nasdaq, has ranged from a low of $11.57 on August 8, 2012 to a high of $27.27 on November 26, 2013. The stock market in general has been highly volatile. As a result, the market price of our common stock is similarly volatile. You may experience a decrease, which could be substantial, in the value of your stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of your investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this filing and others such as:

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

BLOOMIN’ BRANDS, INC.

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

At February 25, 2014, there were 124,921,652 shares of our common stock issued and outstanding. Of these shares, 40,243,690 shares sold in our public offerings are eligible for immediate sale in the public market without restriction by persons other than our affiliates.

Approximately 53.7% of our issued and outstanding shares are held by investment funds associated with our Sponsors and one of our Founders as of February 25, 2014. Our Sponsors and Founder may require us to register their shares for resale under federal securities laws. Registration of such shares would allow the holders to immediately sell the shares into the public market and shares that are sold pursuant to any such registration statement would become eligible for sale without restriction by persons other than our affiliates.

In addition, we registered with the SEC the issuance of shares of common stock pursuant to outstanding options under our 2007 Equity Incentive Plan (the “2007 Equity Plan”) and shares of common stock that are reserved for issuance under our 2012 Incentive Award Plan (the “2012 Equity Plan”).

Provisions in our certificate of incorporation and bylaws, our 2012 CMBS Loan documents, our Credit Facilities and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.

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

BLOOMIN’ BRANDS, INC.

•
advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of Directors or otherwise attempting to obtain control of us.

In addition, the mortgage loan agreement for the 2012 CMBS Loan and our Credit Facilities require that our Sponsors, one of our Founders and our management stockholders or other permitted holders either own no less than 51% of our common stock or if they do not, that certain other conditions are satisfied, including a new stockholder has not obtained ownership above certain thresholds. These provisions in our certificate of incorporation, bylaws, the 2012 CMBS Loan documents and Credit Facilities may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interests of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

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

If securities analysts or industry analysts downgrade our stock, publish negative research or reports, or do not publish reports about our business, or if our financial results are different than analysts’ projections with respect to those results, our stock price and/or trading volume could decline.

We expect that the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our stock or our competitors’ stock, or if our reported financial results are different than analysts’ projections with respect to the reported period, our stock price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our Sponsors and one of our Founders have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

We are currently controlled by an investor group consisting of funds advised by our Sponsors and one of our Founders. At February 25, 2014, such group beneficially owned an aggregate of approximately 53.7% of our outstanding common stock. For as long as such group continues to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to direct the election of all of the members of our Board of Directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, the investor group will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will be able to prevent or approve a change in our control and could take other actions that might be favorable to the members of the group. Even if the investor group’s ownership falls below 50%, our Sponsors will continue to be able to strongly influence or effectively control our decisions.

Additionally, certain of our Directors are also officers or control persons of our Sponsors. Although these Directors owe a fiduciary duty to manage us in a manner beneficial to us and our stockholders, these individuals also owe fiduciary duties to these other entities and their stockholders, members and limited partners. Because our Sponsors have such

BLOOMIN’ BRANDS, INC.

interests in other companies and engage in other business activities, certain of our Directors may experience conflicts of interest in allocating their time and resources among our business and these other activities. One of our Founders also serves as our Director and, due to his interests in certain transactions with us and our affiliates, he may also experience such conflicts of interest. Furthermore, this individual could make substantial profits as a result of investment opportunities allocated to entities other than us. As a result, this individual could pursue transactions that may not be in our best interest, which could have a material adverse effect on our operations and your investment.

Because we have no plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our Credit Facilities. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

Item 1B. Unresolved Staff Comments

Not applicable.

BLOOMIN’ BRANDS, INC.

Item 2.    Properties

During the year ended December 31, 2013, we added 46 new restaurant sites and closed nine others. As of December 31, 2013, we had 1,508 system-wide restaurants located across the following states, territories or countries:

COMPANY-OWNED
Alabama	22	Kansas	9	New Jersey	41	Utah	6
Arizona	31	Kentucky	17	New Mexico	5	Vermont	1
Arkansas	11	Louisiana	21	New York	46	Virginia	61
California	22	Maryland	42	North Carolina	64	West Virginia	8
Colorado	30	Massachusetts	21	Ohio	48	Wisconsin	11
Connecticut	14	Michigan	35	Oklahoma	11	Wyoming	2
Delaware	2	Minnesota	9	Pennsylvania	45
Florida	223	Mississippi	2	Puerto Rico	1	Brazil (1)	48
Georgia	51	Missouri	16	Rhode Island	4	China (Mainland)	2
Hawaii	6	Montana	1	South Carolina	38	Hong Kong	8
Illinois	28	Nebraska	7	South Dakota	2	Mexico	1
Indiana	22	Nevada	15	Tennessee	37	South Korea	110
Iowa	8	New Hampshire	2	Texas	77

FRANCHISE
Alabama	1	Oregon	7	Dominican Republic	2	Saudia Arabia	4
Alaska	1	South Carolina	1	Egypt	1	Singapore	1
California	63	Tennessee	3	Guam	1	Taiwan	5
Florida	3	Washington	18	Indonesia	3	Thailand	1
Idaho	6			Japan	10	United Arab Emirates	1
Mississippi	6	Australia	7	Malaysia	1
Montana	2	Bahamas	1	Mexico	5
North Carolina	1	Canada	3	Philippines	3
Ohio	1	Costa Rica	1	Qatar	1
____________________

(1)	The restaurant count for Brazil is reported as of November 30, 2013 to correspond with the balance sheet date of this subsidiary and, therefore, excludes two restaurants that opened in December 2013.

As of December 31, 2013, approximately 20% of our restaurant sites were owned by our subsidiaries. The remaining 80% of our restaurant sites were leased by our subsidiaries from third parties.

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

As of December 31, 2013, we leased approximately 168,000 square feet of office space in Tampa, Florida for our corporate headquarters and research and development facilities under leases expiring on January 31, 2025.

BLOOMIN’ BRANDS, INC.

Item 3.    Legal Proceedings

On October 4, 2013, Brooke Cardoza and Cody Hancock (collectively, the “Nevada Plaintiffs”), two current employees, filed a purported collective action lawsuit against us in the U.S. District Court for the District of Nevada. The complaint alleges violations of the Fair Labor Standards Act by requiring employees to work off the clock, complete online training without pay, and attend meetings in the restaurant without pay. The suit seeks to certify a nationwide collective action that all hourly employees in all Outback Steakhouse restaurants would be permitted to join. The suit seeks an unspecified amount in back pay for the employees that join the lawsuit, an equal amount in liquidated damages, costs, expenses, and attorney’s fees. The Nevada Plaintiffs also filed a companion lawsuit in Nevada state court alleging that we violated the state break time rules. We believe these lawsuits are without merit, and we are vigorously defending all allegations. However, we are unable to predict the outcome of this case.

On November 8, 2013, Holly Gehl, Chris Armenta, and Trent Broadstreet (collectively, the “California Plaintiffs”), individuals employed by our franchisee, filed a purported class action lawsuit against us, OSI and OS Restaurant Services, LLC, two of our subsidiaries, and T-Bird, one of our franchisees. The lawsuit is filed in the California Superior Court, County of Alameda. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, and violations of California’s Business and Professions Code. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorney’s fees, and such other relief as the Court determines to be appropriate. We do not believe the California Plaintiffs have any standing to bring claims against us or our subsidiaries as all were employed by our franchisee. We intend to request that the court dismiss us and our subsidiaries from this action. Should the court deny our request for dismissal we will vigorously defend the lawsuit. However, we are unable to predict the outcome of this case.

In addition, we are subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance if they exceed specified retention or deductible amounts. In the opinion of management, the amount of ultimate liability with respect to those actions will not have a material adverse impact on our financial position or results of operations and cash flows. We accrue for loss contingencies that are probable and reasonably estimable. Legal costs are reported in General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income. We generally do not accrue for legal costs expected to be incurred with a loss contingency until those services are provided.

Item 4. Mine Safety Disclosures

Not applicable.

BLOOMIN’ BRANDS, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “BLMN” since August 8, 2012. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on Nasdaq:

	2013		2012
	HIGH	LOW	HIGH	LOW
First Quarter	$18.99	$15.86	n/a	n/a
Second Quarter	26.08	17.41	n/a	n/a
Third quarter (1)	26.71	21.73	$16.53	$11.57
Fourth quarter	27.27	20.91	16.98	13.01
____________________

(1)	The third quarter of 2012 represents the period from August 8, 2012, the date of our IPO, through September 30, 2012, the end of our third quarter.

HOLDERS

As of February 25, 2014, there were 192 holders of record of our common stock.

DIVIDENDS

We did not declare or pay any dividends on our common stock during 2012 or 2013. Our Board of Directors does not intend to pay regular dividends on our common stock. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in the Credit Facilities and other considerations, determine to pay dividends in the future.

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

BLOOMIN’ BRANDS, INC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents the securities authorized for issuance under our equity compensation plans at December 31, 2013 (in thousands, except exercise price):

	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (1)
Equity compensation plans approved by security holders	10,010	$9.54	3,049
Equity compensation plans not approved by security holders	—	—	—
Total	10,010	$9.54	3,049
____________________

(1)	The shares remaining available for issuance may be issued in the form of restricted stock, restricted stock units or other stock awards.

Our outstanding equity awards were issued under our 2007 Equity Plan and our 2012 Equity Plan. Upon completion of our IPO, the 2012 Equity Plan was adopted and no further awards were or will be made under the 2007 Equity Plan. As of the first business day of each fiscal year, the aggregate number of shares that may be issued pursuant to the 2012 Equity Plan will automatically increase by a number equal to 2% of the total number of shares then issued and outstanding.

BLOOMIN’ BRANDS, INC.

STOCK PERFORMANCE GRAPH

The following graph depicts the total return to stockholders from August 8, 2012, the date our common stock became listed on the Nasdaq Global Select Market, through December 31, 2013, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and each index on August 8, 2012 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	AUGUST 8, 2012	DECEMBER 31, 2012	DECEMBER 31, 2013
Bloomin’ Brands, Inc. (BLMN)	$100.00	$126.03	$193.47
Standard & Poor’s 500	100.00	102.72	135.96
Standard & Poor’s Consumer Discretionary	100.00	107.53	153.58

BLOOMIN’ BRANDS, INC.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding our purchases of common stock during the three months ended December 31, 2013:

MONTH	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
October 1, 2013 through October 31, 2013	—	$—	*	*
November 1, 2013 through November 30, 2013	—	—	*	*
December 1, 2013 through December 31, 2013	2,705	24.11	*	*
Total	2,705		*	*
____________________

*	These amounts are not applicable as we do not have a share repurchase program in effect.

(1)	Common stock purchased during the three months ended December 31, 2013 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock awards.

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

	YEARS ENDED DECEMBER 31,
	2013	2012	2011	2010	2009
Statements of Operations and Comprehensive Income (Loss) Data:
Revenues
Restaurant sales	$4,089,128	$3,946,116	$3,803,252	$3,594,681	$3,573,760
Other revenues	40,102	41,679	38,012	33,606	27,896
Total revenues	4,129,230	3,987,795	3,841,264	3,628,287	3,601,656
Costs and expenses
Cost of sales	1,333,842	1,281,002	1,226,098	1,152,028	1,184,074
Labor and other related	1,157,622	1,117,624	1,094,117	1,034,393	1,024,063
Other restaurant operating	964,279	918,522	890,004	864,183	849,696
Depreciation and amortization	164,094	155,482	153,689	156,267	186,074
General and administrative (1) (2)	268,928	326,473	291,124	252,793	252,298
Recovery of note receivable from affiliated entity (3)	—	—	(33,150)	—	—
Loss on contingent debt guarantee	—	—	—	—	24,500
Goodwill impairment	—	—	—	—	58,149
Provision for impaired assets and restaurant closings (4)	22,838	13,005	14,039	5,204	134,285
Income from operations of unconsolidated affiliates	(7,730)	(5,450)	(8,109)	(5,492)	(2,196)
Total costs and expenses	3,903,873	3,806,658	3,627,812	3,459,376	3,710,943
Income (loss) from operations	225,357	181,137	213,452	168,911	(109,287)
(Loss) gain on extinguishment and modification of debt (5)	(14,586)	(20,957)	—	—	158,061
Gain on remeasurement of equity method investment (6)	36,608	—	—	—	—
Other (expense) income, net	(246)	(128)	830	2,993	(199)
Interest expense, net (5)	(74,773)	(86,642)	(83,387)	(91,428)	(115,880)
Income (loss) before (benefit) provision for income taxes	172,360	73,410	130,895	80,476	(67,305)
(Benefit) provision for income taxes (7)	(42,208)	12,106	21,716	21,300	(2,462)
Net income (loss)	214,568	61,304	109,179	59,176	(64,843)
Less: net income (loss) attributable to noncontrolling interests	6,201	11,333	9,174	6,208	(380)
Net income (loss) attributable to Bloomin’ Brands	$208,367	$49,971	$100,005	$52,968	$(64,463)

Net income (loss)	$214,568	$61,304	$109,179	$59,176	$(64,843)
Other comprehensive income (loss):
Foreign currency translation adjustment	(17,597)	7,543	(2,711)	4,556	10,273
Reclassification of accumulated foreign currency translation adjustment for previously held equity investment	5,980	—	—	—	—
Comprehensive income (loss)	202,951	68,847	106,468	63,732	(54,570)
Less: comprehensive income (loss) attributable to noncontrolling interests	6,201	11,333	9,174	6,208	(380)
Comprehensive income (loss) attributable to Bloomin’ Brands	$196,750	$57,514	$97,294	$57,524	$(54,190)

BLOOMIN’ BRANDS, INC.

	YEARS ENDED DECEMBER 31,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Basic earnings (loss) per share	$1.69	$0.45	$0.94	$0.50	$(0.62)
Diluted earnings (loss) per share	$1.63	$0.44	$0.94	$0.50	$(0.62)
Weighted average shares outstanding:
Basic	122,972	111,999	106,224	105,968	104,442
Diluted	128,074	114,821	106,689	105,968	104,442

	DECEMBER 31,
(in thousands)	2013	2012	2011	2010	2009
					(unaudited)
Balance Sheet Data:
Cash and cash equivalents (6) (8)	$209,871	$261,690	$482,084	$365,536	$330,957
Net working capital (deficit) (5) (9)	(260,471)	(203,566)	(248,145)	(120,135)	(187,648)
Total assets (6)	3,274,174	3,016,553	3,353,936	3,243,411	3,340,708
Total debt, net (5)	1,419,143	1,494,440	2,109,290	2,171,524	2,302,233
Total stockholders’ equity (deficit) (7) (10)	482,709	220,205	40,297	(55,911)	(116,625)
____________________

(1)
Includes management fees and out-of-pocket and other reimbursable expenses paid to a management company owned by our Sponsors and Founders of $5.8 million, $9.4 million, $11.6 million and $10.7 million for the years ended December 31, 2012, 2011, 2010 and 2009, respectively, under a management agreement that terminated upon the completion of our IPO. In connection with the termination, we paid an $8.0 million termination fee to the management company in the third quarter of 2012.

(2)
The expense in 2012 includes approximately $34.1 million of certain executive compensation costs and non-cash stock compensation charges recorded upon completion of our IPO and approximately $7.4 million of additional legal and other professional fees primarily from the amendment and restatement of a lease between OSI and PRP.

(3)
In November 2011, we received a settlement payment from T-Bird, a limited liability company affiliated with our California franchisees of Outback Steakhouse restaurants, in connection with a settlement agreement that satisfied all outstanding litigation with T-Bird.

(4)
During the fourth quarter of 2013, we incurred asset impairment charges of approximately $18.7 million associated with the decision to close 22 underperforming locations. During 2009, our Provision for impaired assets and restaurant closings primarily included: (i) $46.0 million of impairment charges to reduce the carrying value of the assets of Cheeseburger in Paradise to their estimated fair market value due to our sale of the concept, (ii) $47.6 million of impairment charges and restaurant closing expense for certain of our other restaurants and (iii) $36.0 million of impairment charges for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names.

(5)
During 2013, OSI made voluntary prepayments of $65.0 million on its senior secured term loan B facility. During the second quarter of 2013, we recorded a $14.6 million loss on extinguishment and modification of debt in connection with a repricing amendment to OSI’s senior secured term loan B facility. During 2012, OSI completed a refinancing of its senior secured credit facilities from 2007 (the “2007 Credit Facilities”) and entered into a credit agreement, which provided for senior secured financing of up to $1.225 billion, consisting of a $1.0 billion term loan B and a $225.0 million revolving credit facility. The term loan B was issued with an original issue discount of $10.0 million. We recorded a $9.1 million loss related to the extinguishment and modification of the 2007 Credit Facilities during the fourth quarter of 2012. During 2012, OSI paid $248.1 million in aggregate outstanding principal to retire its senior notes due 2015, which resulted in a loss from the extinguishment of debt of $9.0 million. In March 2012, New Private Restaurant Properties, LLC and two of our other indirect wholly-owned subsidiaries (collectively, “New PRP”) entered into the 2012 CMBS Loan, which totaled $500.0 million at origination and comprised a first mortgage loan in the amount of $324.8 million, collateralized by 261 of our properties, and two mezzanine loans totaling $175.2 million. The proceeds from the 2012 CMBS Loan were used to repay PRP’s existing CMBS Loan. As a result of refinancing the CMBS Loan, the net amount repaid along with scheduled maturities within one year, $281.3 million, was classified as current at December 31, 2011. During the first quarter of 2012, we recorded a $2.9 million loss on extinguishment of debt. In March 2009, we repurchased $240.1 million of OSI’s outstanding senior notes for $73.0 million. This repurchase resulted in a gain on extinguishment of debt, after the pro rata reduction of unamortized deferred financing fees and other related costs of $158.1 million.

(6)
Effective November 1, 2013, we acquired a controlling interest in the Brazilian Joint Venture, which was accounted for as a business combination utilizing the step acquisition method. We completed the acquisition for total consideration of R$240.8 million (BRL) (or approximately $110.4 million) in cash. The acquisition resulted in recording $135.7 million of goodwill and $203.9 million of assets, including $86.6 million of intangible assets primarily related to reacquired franchise rights and $81.0 million of property, fixtures and equipment. As a result of the acquisition, we recorded a $36.6 million gain on remeasurement of the previously held equity investment in accordance with applicable accounting guidance and disposed of $52.6 million of goodwill attributable to our former equity investment in the entity.

(7)
During the second quarter of 2013, we recorded a $67.7 million reduction of the valuation allowance against the U.S. net deferred income tax assets of which $52.0 million was recorded as income tax benefit and $15.7 million was recorded as an increase to Additional paid-in capital.

(8)	Excludes restricted cash.

BLOOMIN’ BRANDS, INC.

(9)
We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on Restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

(10)
On August 13, 2012, we completed an IPO in which we issued and sold an aggregate of 14,196,845 shares of common stock at a price to the public of $11.00 per share for aggregate gross offering proceeds of $156.2 million. We received net proceeds in the offering of approximately $142.2 million after deducting underwriting discounts and commissions of approximately $9.4 million on our sale of shares and $4.6 million of offering related expenses payable by us. All of the net proceeds, together with cash on hand, were applied to the retirement of OSI’s outstanding senior notes.

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

Effective November 1, 2013, we acquired a controlling interest in the Brazilian Joint Venture and began consolidating its results on a calendar-based one-month lag. Accordingly, our operating results for 2013 include the operating results of the Brazilian operations for only a one-month post-acquisition period ended November 30, 2013. Prior to the acquisition, we accounted for the Brazilian Joint Venture under the equity method of accounting. We were responsible for 50% of the costs of restaurants operated by the Brazilian Joint Venture, and our joint venture partner was responsible for the other 50% and had operating control. Income and loss derived from the Brazilian Joint Venture for periods prior to the acquisition are presented in Income from operations of unconsolidated affiliates in our Consolidated Statements of Operations and Comprehensive Income (see “Liquidity and Capital Resources—Transactions”).

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 31, 2013, we owned and operated 1,344 restaurants and franchised 164 restaurants across 48 states, Puerto Rico, Guam and 21 countries. We have five founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Our concepts seek to provide a compelling customer experience combining great food, highly attentive service and lively and contemporary ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment. Each of our concepts maintains a unique, founder-inspired brand identity and entrepreneurial culture, while leveraging our scale and enhanced operating model. We consider Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar to be our core concepts. We are evaluating a plan to exit our Roy’s concept, but have not established a timeframe or committed to a specific plan to do so.

The restaurant industry is a highly competitive and fragmented industry and is sensitive to changes in the economy, trends in lifestyles, seasonality (customer traffic patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies, labor and fluctuations in prices of commodities, including beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies.  Restaurant companies tend to be focused on increasing market share, comparable restaurant sales growth and new unit growth. Competitive pressure for market share, commodity inflation, foreign currency exchange rates and other market conditions have had and could continue to have an adverse impact on our business.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Our strategic plan and operating model entails maintaining an experienced executive management team and adapting practices from the consumer products and retail industries to complement our restaurant acumen and enhance our brand management, analytics and innovation. This model keeps the customer at the center of our decision-making and focuses on continuous innovation and productivity to drive sustainable sales and profit growth. In addition, we remain recommitted to new unit development after curtailing expansion from 2009 to 2011. We believe that substantial development opportunities remain for our concepts in the U.S. and internationally.

We continue to balance near-term growth in market share with investments to achieve sustainable growth. Across our restaurant system, we opened 46 restaurants (27 were domestic and 19 were international) and we increased system-wide sales by 3.4% in 2013 as compared to 2012. In addition, we grew blended comparable restaurant sales by 1.2% in 2013. Effective November 1, 2013, we completed the acquisition of a 90% controlling interest in the Brazilian Joint Venture which contributed 47 (as of the acquisition date) Company-owned locations to our restaurant base that were previously operated as an unconsolidated joint venture.

We recently completed an assessment of our restaurant base in advance of capital and development planning for the 2014 fiscal year. As a result of this assessment, we decided to close 22 underperforming locations primarily within the Outback Steakhouse concept. We expect to substantially complete these store closings by the end of the first quarter of 2014. In connection with this initiative, we incurred pre-tax asset impairment charges of approximately $18.7 million in the fourth quarter of 2013 and expect to incur approximately $5.0 million for non-cancelable operating lease liabilities and store closing costs in 2014. The lease liabilities will be recorded at the time that the location is closed.

The combination of macro-economic and other factors have put considerable pressure on sales in the casual dining industry both domestically and in our South Korean market . For example, the ongoing impacts of high unemployment, continued reduced access to credit, financial market volatility and unpredictability, governmental spending and budget matters, other national, regional and local regulatory and economic conditions, gasoline prices, reduced disposable consumer income and consumer confidence have had a negative effect on discretionary consumer spending.  As these conditions persist, we will face increased pressure with respect to our pricing, traffic levels and commodity costs.  We believe that in this environment, we will need to maintain our focus on value and innovation to continue to drive sales.

Partly attributable to the macro-economic conditions identified above, as well as the timing impact of certain items occurring earlier in 2014 than in 2013, we expect lower net income in the first quarter of 2014 as compared to the comparable 2013 period.  Specifically, these items are primarily attributable to lower comparable sales trends driven by unfavorable weather conditions and marketing and initiative-driven increases in certain restaurant operating expenses in the first quarter, partially offset by the timing of our annual managing partner’s conference, which is in the second quarter in 2014 rather than the first quarter in 2013.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•
Adjusted restaurant-level operating margin, Adjusted income from operations, Adjusted net income, Adjusted diluted earnings per share, Adjusted diluted earnings per pro forma share, EBITDA and Adjusted EBITDA—non-GAAP financial measures utilized to evaluate our operating performance, which definitions, usefulness and reconciliations are described in more detail in the “Non-GAAP Financial Measures” section below; and

•	Customer satisfaction scores—measurement of our customers’ experiences in a variety of key attributes.

2013 Business and Financial Highlights

Our 2013 business and financial results include:

•
An increase in consolidated revenues of 3.5% to $4.1 billion in 2013 as compared to 2012, driven primarily by an increase in sales from 69 restaurants not included in our comparable restaurant sales base;

•
46 system-wide restaurant openings across most brands (41 Company-owned and five franchise locations), and significant progress in restaurant renovations including 84 at Outback Steakhouse and 41 at Carrabba’s Italian Grill in 2013;

•	Productivity and cost management initiatives that we estimate allowed us to save approximately $59.0 million in the aggregate in 2013, while our costs increased due to rising commodity prices;

•
Income from operations of $225.4 million in 2013 compared to $181.1 million in 2012, which was primarily due to an increase in expenses of $42.1 million associated with our IPO in August 2012 that were not incurred in 2013, lower General and administrative expenses combined with $4.4 million in higher operating margins at the restaurant level and partially offset by higher charges for asset impairment and restaurant closings and depreciation and amortization;

•	A reduction of $9.0 million in our required interest payments related to the repricing of OSI’s senior secured term loan B facility; and

•	Acquiring a controlling interest in our Brazilian Joint Venture representing 47 restaurant locations in Brazil (as of the acquisition date).

Growth Strategies

In 2014, our key growth strategies include:

•
Grow Comparable Restaurant Sales. We plan to continue to remodel our restaurants, use limited-time offers and multimedia marketing campaigns to drive traffic, selectively expand the lunch daypart and introduce innovative menu items, including through extensive menu refresh initiatives at Carrabba’s Italian Grill and Bonefish Grill, that match evolving consumer preferences.

•
Pursue New Domestic Development Opportunities with Strong Unit Level Economics. We believe that a substantial development opportunity remains for our concepts in the U.S. Our top domestic development priority is Bonefish Grill unit growth. We expect to open between 55 and 60 system-wide locations in 2014 of which we expect that approximately 50% will be domestic opportunities.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•
Pursue New Strategic International Development in Selected Markets. We believe the international business represents a significant growth opportunity and that we are well-positioned to continue to expand our concepts outside the U.S. We continue to focus on existing geographic regions in Latin America and Asia, with strategic expansion in selected emerging and high growth developed markets. We are focusing our existing market growth in Brazil and new market growth in China and Mexico. We expect that approximately 50% of our new units in 2014 will be international opportunities, but will shift to a higher weight of international units as we continue to implement our international expansion plans.

We intend to fund our growth efforts utilizing productivity initiatives across our business. Productivity savings will be reinvested in the business to drive revenue growth and margin improvement.

Change in Fiscal Year End

On January 3, 2014, our Board of Directors approved a change in our fiscal year end from a calendar year ending on December 31 to a 52-53 week year ending on the last Sunday in December, effective beginning with fiscal year 2014. In a 52 week fiscal year, each of our quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our first 53 week fiscal year will occur in fiscal year 2017. We will make the fiscal year change on a prospective basis and will not adjust operating results for prior periods. The change to our fiscal year does not impact the full year results for fiscal year 2013 ending on December 31, 2013, which are reported on a calendar year. However, the change will impact the prior year comparability of each of our fiscal quarters and annual period in 2014. We believe this change will provide numerous benefits, including aligning our reporting periods to be more consistent with peer restaurant companies and improving comparability between periods by removing the effect of trading day on Restaurant sales and operating margins.

The reporting periods and applicable reports for fiscal year 2014 will be as follows:

FISCAL PERIOD	REPORTING PERIOD	REPORT TO BE FILED
First quarter of fiscal 2014	January 1, 2014 to March 30, 2014	Quarterly Report on Form 10-Q
Second quarter of fiscal 2014	March 31, 2014 to June 29, 2014	Quarterly Report on Form 10-Q
Third quarter of fiscal 2014	June 30, 2014 to September 28, 2014	Quarterly Report on Form 10-Q
Fiscal year 2014	January 1, 2014 to December 28, 2014	Annual Report on Form 10-K

We will continue reporting our Brazilian operations, on a calendar-based one-month lag. All other international operations will be reported on a 52-53 week reporting period contemporaneously with the domestic operations.

The change in our fiscal year end will result in three fewer operating days in the 2014 fiscal year compared to calendar year reporting. The three operating days lost in the 2014 fiscal year (December 29 - 31, 2014) typically represent high revenue days due to the holiday season. In addition to the loss of operating days in December 2014, there will also be operating day shifts in the quarterly periods in 2014, which will have an impact on our quarterly financial results.

Ownership Structures

Our restaurants are predominantly Company-owned or operated under franchise arrangements. We generate our revenues primarily from our Company-owned restaurants and secondarily through ongoing royalties from our franchised restaurants and sales of franchise rights.

Company-owned restaurants include restaurants owned directly by us, by limited liability companies in which we are a member, by partnerships in which we are a general partner and our managing partners and chef partners are limited partners and by corporations in which we are a shareholder. Our legal ownership interests in these limited liability

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

companies, as general partner, in these limited partnerships and as a shareholder, in these corporations, generally range from 55% to 100%. Our cash flows from these entities are limited to the portion of our ownership. The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners’ interests is eliminated in Net income attributable to noncontrolling interests in our Consolidated Statements of Operations and Comprehensive Income.

We do not plan to continue utilizing partnerships for domestic Company-owned restaurants, except where required by laws regulating licensing of alcoholic beverages. Instead, the restaurants will be wholly-owned by us through corporations or limited liability companies and the area operating, managing and chef partners will receive their distributions of restaurant cash flows as employee compensation rather than partnership distributions.

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

Prior to November 1, 2013, we held a 50% ownership interest in the Brazilian Joint Venture through a joint venture arrangement with PGS Participações Ltda (“PGS Par”). The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback Steakhouse restaurants in Brazil. Effective November 1, 2013, we, through a wholly owned subsidiary, completed the acquisition of a controlling interest in the Brazilian Joint Venture by purchasing 80% of the issued and outstanding capital stock of PGS Par. We now hold a 90% interest in the Brazilian Joint Venture. We completed the acquisition for total consideration of approximately R$240.8 million (BRL) (or approximately $110.4 million) in cash (see “Liquidity and Capital Resources—Transactions”).

Prior to the acquisition, we accounted for the Brazilian Joint Venture under the equity method of accounting. We were responsible for 50% of the costs of restaurants operated by the Brazilian Joint Venture, and our joint venture partner was responsible for the other 50% and had operating control. Income and loss derived from the Brazilian Joint Venture is presented in Income from operations of unconsolidated affiliates in our Consolidated Statements of Operations and Comprehensive Income. Restaurants owned by the Brazilian Joint Venture are included in “Unconsolidated Joint Venture” restaurants for periods prior to the acquisition.

We derive no direct income from operations of franchised restaurants other than initial and developmental franchise fees and ongoing royalties, which are included in Other revenues in our Consolidated Statements of Operations and Comprehensive Income.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	DECEMBER 31,
	2013	2012	2011
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned—domestic	663	665	670
Company-owned—international (1) (2)	169	115	110
Franchised—domestic	105	106	106
Franchised and joint venture—international (1)	51	89	81
Total	988	975	967
Carrabba’s Italian Grill
Company-owned	239	234	231
Franchised	1	1	1
Total	240	235	232
Bonefish Grill
Company-owned	187	167	151
Franchised	7	7	7
Total	194	174	158
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	65	65	64
Roy’s
Company-owned	21	22	22
System-wide total	1,508	1,471	1,443
____________________

(1)
Effective November 1, 2013, we acquired a controlling interest in the Brazilian Joint Venture resulting in the consolidation and reporting of 47 restaurants (as of the acquisition date) as Company-owned locations, which are reported as unconsolidated joint venture locations in the historical periods presented.

(2)
The restaurant count for Brazil is reported as of November 30, 2013 to correspond with the balance sheet date of this subsidiary and, therefore, excludes two restaurants that opened in December 2013. Restaurant counts for our Brazilian operations were reported as of December 31st in the historical periods presented.

We operate restaurants under brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods, and as a result, we aggregate our operating segments into a single reporting segment.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, percentages that items in our Consolidated Statements of Operations and Comprehensive Income are in relation to Total revenues or Restaurant sales, as indicated:

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Revenues
Restaurant sales	99.0%	99.0%	99.0%
Other revenues	1.0	1.0	1.0
Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.6	32.5	32.2
Labor and other related (1)	28.3	28.3	28.8
Other restaurant operating (1)	23.6	23.3	23.4
Depreciation and amortization	4.0	3.9	4.0
General and administrative (2)	6.5	8.2	7.6
Recovery of note receivable from affiliated entity	—	—	(0.9)
Provision for impaired assets and restaurant closings	0.6	0.3	0.4
Income from operations of unconsolidated affiliates	(0.2)	(0.1)	(0.2)
Total costs and expenses	94.5	95.5	94.4
Income from operations	5.5	4.5	5.6
Loss on extinguishment and modification of debt	(0.4)	(0.5)	—
Gain on remeasurement of equity method investment	0.9	—	—
Other (expense) income, net	(*)	(*)	*
Interest expense, net	(1.8)	(2.2)	(2.2)
Income before (benefit) provision for income taxes	4.2	1.8	3.4
(Benefit) provision for income taxes	(1.0)	0.3	0.6
Net income	5.2	1.5	2.8
Less: net income attributable to noncontrolling interests	0.2	0.3	0.2
Net income attributable to Bloomin’ Brands	5.0%	1.2%	2.6%

Net income	5.2%	1.5%	2.8%
Other comprehensive income:
Foreign currency translation adjustment	(0.4)	0.2	(0.1)
Reclassification of accumulated foreign currency translation adjustment for previously held equity investment	0.1	—	—
Comprehensive income	4.9	1.7	2.7
Less: comprehensive income attributable to noncontrolling interests	0.2	0.3	0.2
Comprehensive income attributable to Bloomin’ Brands	4.7%	1.4%	2.5%
____________________

(1)	As a percentage of Restaurant sales.

(2)
General and administrative costs exclusive of $42.1 million of IPO related expenses would have been 7.1% of Total revenues for the year ended December 31, 2012 (see “—General and administrative expenses” discussion).

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

REVENUES

Restaurant sales

	YEARS ENDED				YEARS ENDED
	DECEMBER 31,				DECEMBER 31,
(dollars in millions):	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Restaurant sales	$4,089.1	$3,946.1	$143.0	3.6%	3,946.1	3,803.3	$142.8	3.8%

The increase in Restaurant sales in 2013 as compared to 2012 was primarily attributable to (i) a $98.0 million increase in sales from 69 restaurants not included in our comparable restaurant sales base, (ii) a $28.8 million increase in comparable restaurant sales at our existing restaurants (including a 1.2% combined comparable restaurant sales increase in 2013 at our core domestic restaurants), which was primarily due to increases in general menu prices and customer traffic, partially offset by mix in our product sales and (iii) a $23.2 million increase from the consolidation of one month of restaurant sales generated by 47 formerly unconsolidated joint venture restaurants in Brazil that we acquired effective November 1, 2013. The increase in customer traffic was primarily driven by selective daypart expansion across certain concepts, innovations in menu, service, promotions and operations across the portfolio and renovations at additional Outback Steakhouse locations, partially offset by the additional day in February 2012 due to Leap Year. The increase in Restaurant sales in 2013 as compared to 2012 was partially offset by a $7.2 million decrease from the closing of six restaurants during 2013.

The increase in Restaurant sales in 2012 as compared to 2011 was primarily attributable to (i) a $123.2 million increase in comparable restaurant sales at our existing restaurants (including a 3.7% combined comparable restaurant sales increase in 2012 at our core domestic restaurants) which was primarily due to increases in customer traffic and general menu prices and (ii) a $50.6 million increase in sales from 36 restaurants not included in our comparable restaurant sales base. The increase in customer traffic was primarily a result of promotions throughout our concepts, innovations in our menu, service and operations, mild winter weather conditions, the additional day in February due to Leap Year, weekend lunch expansion in our Outback Steakhouse concept and renovations at additional Outback Steakhouse locations. The increase in Restaurant sales in 2012 as compared to 2011 was partially offset by a $6.8 million decrease from the closing of seven restaurants during 2012 and a $24.2 million decrease from the sale (and franchise conversion) of nine of our Company-owned Outback Steakhouse restaurants in Japan in October 2011.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table includes additional information about changes in Restaurant sales at domestic Company-owned restaurants for our core brands:

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Average restaurant unit volumes (in thousands):
Outback Steakhouse	$3,230	$3,165	$3,030
Carrabba’s Italian Grill	$2,998	$2,999	$2,946
Bonefish Grill	$3,131	$3,162	$3,023
Fleming’s Prime Steakhouse and Wine Bar	$4,082	$3,929	$3,730
Operating weeks:
Outback Steakhouse	34,600	34,959	34,966
Carrabba’s Italian Grill	12,284	12,078	12,077
Bonefish Grill	9,238	8,163	7,600
Fleming’s Prime Steakhouse and Wine Bar	3,389	3,350	3,337
Year over year percentage change:
Menu price increases: (1)
Outback Steakhouse	2.5%	2.2%	1.5%
Carrabba’s Italian Grill	2.2%	2.3%	1.5%
Bonefish Grill	2.1%	2.2%	1.9%
Fleming’s Prime Steakhouse and Wine Bar	3.4%	2.0%	3.0%
Comparable restaurant sales (restaurants open 18 months or more):
Outback Steakhouse	1.6%	4.4%	4.0%
Carrabba’s Italian Grill	(0.2)%	1.7%	4.6%
Bonefish Grill	—%	3.2%	8.3%
Fleming’s Prime Steakhouse and Wine Bar	4.5%	5.1%	7.4%
Combined (concepts above)	1.2%	3.7%	4.9%
____________________

(1)	The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COSTS AND EXPENSES

Cost of sales

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2013	2012	Change	2012	2011	Change
Cost of sales	$1,333.8	$1,281.0		$1,281.0	$1,226.1
% of Restaurant sales	32.6%	32.5%	0.1%	32.5%	32.2%	0.3%

Cost of sales, consisting of food and beverage costs, increased as a percentage of Restaurant sales in 2013 as compared to 2012. The increase as a percentage of Restaurant sales was primarily due to 0.9% from higher beef and other commodity costs and 0.2% from changes in our liquor, beer and wine and product mix. The increase was partially offset by decreases as a percentage of Restaurant sales of 0.6% from the impact of certain cost savings initiatives and 0.5% from menu price increases.

The increase as a percentage of Restaurant sales in 2012 as compared to 2011 was primarily 1.1% from increases in beef, seafood and other commodity costs and 0.5% from changes in our liquor, beer and wine mix and product mix. The increase was partially offset by decreases as a percentage of Restaurant sales of 0.8% from the impact of certain cost savings initiatives and 0.6% from menu price increases.

Labor and other related expenses

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2013	2012	Change	2012	2011	Change
Labor and other related	$1,157.6	$1,117.6		$1,117.6	$1,094.1
% of Restaurant sales	28.3%	28.3%	—%	28.3%	28.8%	(0.5)%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the PEP and the POAP (see “—Liquidity and Capital Resources—Deferred Compensation Plans”), and other incentive compensation expenses. Labor and other related expenses were consistent as a percentage of Restaurant sales in 2013 as compared to 2012. Increases as a percentage of Restaurant sales were 0.6% from higher kitchen and service labor costs primarily due to daypart expansion across certain concepts and 0.4% from payroll tax audit contingencies. These increases were partially offset by a decrease as a percentage of Restaurant sales primarily due to the following: (i) 0.4% from the impact of certain cost savings initiatives, (ii) 0.2% from a decrease in health insurance costs, (iii) 0.2% from higher average unit volumes at the majority of our restaurants and (iv) 0.2% from changes in deferred compensation participant accounts.

Labor and other related expenses decreased as a percentage of Restaurant sales in 2012 as compared with 2011. Items that contributed to a decrease as a percentage of Restaurant sales primarily included 0.7% from higher average unit volumes at our restaurants and 0.4% from the impact of certain cost savings initiatives. These decreases were partially offset by increases as a percentage of Restaurant sales of the following: (i) 0.5% from higher kitchen and service labor costs, (ii) 0.1% from higher field management labor and bonus expenses and (iii) 0.1% from an increase in health insurance costs.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other restaurant operating expenses

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2013	2012	Change	2012	2011	Change
Other restaurant operating	$964.3	$918.5		$918.5	$890.0
% of Restaurant sales	23.6%	23.3%	0.3%	23.3%	23.4%	(0.1)%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. The increase as a percentage of Restaurant sales in 2013 as compared to 2012 was primarily due to the following: (i) 0.2% higher advertising expense, (ii) 0.2% of higher restaurant occupancy costs as a result of opening new restaurant locations and (iii) 0.2% of higher restaurant utilities and operating supplies costs. The increase was partially offset by decreases as a percentage of Restaurant sales primarily attributable to 0.2% from higher average unit volumes at the majority of our restaurants and 0.2% from certain cost savings initiatives.

The decrease as a percentage of Restaurant sales in 2012 as compared with 2011 was primarily 0.5% from higher average unit volumes at our restaurants and 0.3% from certain cost savings initiatives. The decrease was partially offset by increases as a percentage of Restaurant sales primarily attributable to 0.3% of higher general liability insurance expense and 0.3% of higher restaurant occupancy costs as a result of a sale-leaseback transaction entered into in March 2012.

Depreciation and amortization expenses

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2013	2012	Change	2012	2011	Change
Depreciation and amortization	$164.1	$155.5		$155.5	$153.7
% of Total revenues	4.0%	3.9%	0.1%	3.9%	4.0%	(0.1)%

Depreciation and amortization expense increased as a percentage of Total revenues in 2013 as compared to 2012. This increase as a percentage of Total revenues was primarily due to additional depreciation expense related to new restaurant openings and renovations and accelerated depreciation resulting from relocations of certain of our existing restaurants.

The decrease as a percentage of Total revenues in 2012 as compared to 2011 was primarily driven by higher average unit volumes at our restaurants.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative expenses

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in millions):	2013	2012	Change	2012	2011	Change
General and administrative	$268.9	$326.5	$(57.6)	$326.5	$291.1	$35.4

General and administrative costs decreased in 2013 as compared to 2012 primarily due to $42.1 million of additional expenses associated with our IPO in August 2012, including $18.1 million of accelerated CEO retention bonus and incentive bonus expense, $16.0 million of non-cash stock compensation expense for the vested portion of outstanding stock options and an $8.0 million management agreement termination fee. Exclusive of these IPO related expenses, General and administrative costs decreased $15.5 million in the year ended December 31, 2013 as compared to the same period in 2012 primarily due to the following: (i) $9.6 million of lower legal and other professional fees of which $6.7 million resulted from amendment and restatement of a lease between OSI and PRP in the first quarter of 2012, (ii) $5.6 million of lower management fees due to the termination of the management agreement in connection with our IPO, (iii) $4.7 million of net gains on the termination of split-dollar life insurance policies, (iv) $4.5 million net increase in the cash surrender value of life insurance investments, (v) $3.8 million of net lower corporate compensation and bonus expenses and (vi) $2.4 million of decreased general and administrative costs associated with field-related compensation expense. These decreases were partially offset by (i) $8.3 million of higher stock-based compensation, (ii) $3.5 million gain from the collection of proceeds from the 2009 sale of our Cheeseburger in Paradise concept in 2012 and (iii) $3.2 million gain from the settlement of lawsuits in 2012.

The increase in 2012 as compared to 2011 was primarily due to the aforementioned $42.1 million of additional expenses associated with our IPO in August 2012. Exclusive of these IPO related expenses, General and administrative costs decreased $6.7 million in the year ended December 31, 2012 as compared to the same period in 2011 primarily due to the following: (i) $5.2 million net increase in the cash surrender value of life insurance investments, (ii) $4.3 million loss from the sale of nine of our Company-owned Outback Steakhouse restaurants in Japan in October 2011, (iii) $4.2 million decrease in legal and professional fees, (iv) $3.5 million lower management fees, exclusive of the termination fee, due to the termination of the management agreement in August 2012, (v) $3.5 million gain from the collection of proceeds from the 2009 sale of our Cheeseburger in Paradise concept and (vi) $3.2 million gain from the settlement of lawsuits. This decrease was partially offset by (i) $8.1 million of increased general and administrative costs associated with field support, managers-in-training and field compensation, bonus, distribution and buyout expense, (ii) $7.4 million of additional legal and other professional fees mainly resulting from amendment and restatement of a lease between OSI and PRP and (iii) $2.7 million of net additional corporate compensation, payroll taxes, benefits and bonus expenses primarily as a result of increasing our resources in consumer insights, research and development, productivity and human resources.

Recovery of note receivable from affiliated entity

In November 2011, we received a settlement payment of $33.3 million from T-Bird in connection with a settlement agreement that satisfied all outstanding litigation with that franchisee. The settlement payment satisfied the $33.2 million principal balance of the T-Bird promissory note that we purchased from T-Bird’s former lender and accrued and unpaid interest.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Provision for impaired assets and restaurant closings

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in millions):	2013	2012	Change	2012	2011	Change
Provision for impaired assets and restaurant closings	$22.8	$13.0	$9.8	$13.0	$14.0	$(1.0)

During the years ended December 31, 2013, 2012 and 2011, we recorded a provision for impaired assets and restaurant closings of $22.8 million, $13.0 million and $14.0 million, respectively, for certain of our restaurants, intangible assets and other assets (see “—Liquidity and Capital Resources—Fair Value Measurements”).

Approximately $18.7 million of restaurant impairment charges in 2013 primarily resulted from the decision to close 22 underperforming locations. Restaurant impairment charges in 2012 and 2011 primarily resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to declining future cash flows from lower projected future sales at existing locations and locations identified for closure, relocation or renovation (see “—Critical Accounting Policies and Estimates—Impairment or Disposal of Long-Lived Assets”).

Income from operations

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2013	2012	Change	2012	2011	Change
Income from operations	$225.4	$181.1		$181.1	$213.5
% of Total revenues	5.5%	4.5%	1.0%	4.5%	5.6%	(1.1)%

Income from operations increased in 2013 as compared to 2012 primarily as a result of the increased expenses in General and administrative costs associated with our IPO in August 2012. Exclusive of the IPO related expenses of $42.1 million as discussed above, there was an increase in income from operations in 2013 as compared to 2012 of $2.2 million. This increase was primarily driven by decreases in General and administrative expenses as discussed above partially offset by higher charges for asset impairment and restaurant closings and depreciation and amortization.

Income from operations decreased in 2012 as compared to 2011 primarily as a result of the increased expenses in General and administrative associated with our IPO as discussed above partially offset by an increase of 6.1% in operating margins at the restaurant level.

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

During the first quarter of 2012, we recorded a $2.9 million loss related to the extinguishment of PRP’s CMBS Loan in connection with New PRP entering into the 2012 CMBS Loan. During the third quarter of 2012, we recorded a loss from the extinguishment of OSI’s senior notes of $9.0 million. During the fourth quarter of 2012, we recorded a loss from the extinguishment and modification of OSI’s 2007 Credit Facilities of $9.1 million related to the modified portion of the credit facilities.

See “—Liquidity and Capital Resources—Credit Facilities and Other Indebtedness” for further description of each transaction.

Gain on remeasurement of equity method investment

Effective November 1, 2013, we, through a wholly owned subsidiary, completed the acquisition of a controlling interest in the Brazilian Joint Venture, which was previously operated as an unconsolidated joint venture. The acquisition resulted in a gain on remeasurement to fair value of the previously held equity investment in the Brazilian Joint Venture of $36.6 million for the year ended December 31, 2013 (see “—Liquidity and Capital Resources—Transactions”).

Interest expense, net

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in millions):	2013	2012	Change	2012	2011	Change
Interest expense, net	$74.8	$86.6	$(11.8)	$86.6	$83.4	$3.2

The decrease in net interest expense in 2013 as compared to 2012 was primarily due to a $17.1 million decline in interest expense for OSI’s senior notes that were satisfied and discharged in August 2012. This decrease was partially offset by $3.6 million of net higher interest expense resulting primarily from increased interest rates on OSI’s Credit Facilities, which were refinanced in October 2012 and subsequently repriced in April 2013. The decrease was also partially offset by $1.6 million of higher interest expense resulting from increased interest rates on New PRP’s 2012 CMBS Loan which was refinanced in March 2012.

The increase in net interest expense in 2012 as compared to 2011 was primarily due to higher interest rates from the refinancing of the 2012 CMBS Loan and the Credit Facilities resulting in increased interest expense of $9.8 million and $2.7 million, respectively. This increase was partially offset by an $8.8 million decline in interest expense for OSI’s senior notes that were satisfied and discharged in August 2012.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(Benefit) provision for income taxes

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
	2013	2012	Change	2012	2011	Change
Effective income tax rate	(24.5)%	16.5%	(41.0)%	16.5%	16.6%	(0.1)%

The net decrease in the effective income tax rate in 2013 as compared to 2012 was primarily due to the benefit of the release of valuation allowance in the second quarter of 2013 and the exclusion of gain on remeasurement of equity method investment, which was partially offset by the benefit of the employment-related credits and the elimination of noncontrolling interests together being a smaller percentage of pretax income. See “—Liquidity and Capital Resources—Income Taxes” for a further description of the release of the valuation allowance. The effective income tax rate in 2012 was consistent with the prior year.

The effective income tax rate for the year ended December 31, 2013 was lower than the blended federal and state statutory rate of 38.8% primarily due to the benefit of the release of valuation allowance, tax credit for excess FICA tax on employee-reported tips, exclusion of gain on remeasurement of equity method investment, elimination of noncontrolling interests and foreign rate differential together being such a large percentage of pretax income. The effective income tax rate for the year ended December 31, 2012 was lower than the blended federal and state statutory rate of 38.6% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips, elimination of noncontrolling interests and foreign rate differential together being such a large percentage of pretax income, which was partially offset by the valuation allowance. The effective income tax rate for the year ended December 31, 2011 was lower than the blended federal and state statutory rate of 38.7% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips and loss on investments as a result of the sale of assets in Japan together being such a large percentage of pretax income.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we provide non-GAAP measures which present operating results on an adjusted or pro forma basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include the following: (i) system-wide sales, (ii) Adjusted restaurant-level operating margins, (iii) Adjusted income from operations and the corresponding margins, (iv) Adjusted net income, (v) Adjusted diluted earnings per share, (vi) Adjusted diluted earnings per pro forma share and (vi) EBITDA and Adjusted EBITDA. These non-GAAP measures are not measurements of our operating or financial performance under U.S. GAAP and should not be considered as an alternative to performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating activities as measures of our liquidity. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.

System-Wide Sales

System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. System-wide sales comprise sales of Company-owned restaurants and sales of franchised and unconsolidated joint venture restaurants. Effective November 1, 2013, we acquired a controlling interest in the Brazilian Joint Venture resulting in the consolidation of the operations of 47 restaurants (as of the acquisition date). Sales from these restaurants that were historically reported as income from unconsolidated joint ventures were consolidated beginning on the acquisition date and, as a result, sales from these restaurants are reported as Company-owned for the period subsequent to the acquisition date. The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
COMPANY-OWNED RESTAURANT SALES (in millions):
Outback Steakhouse
Domestic	$2,142	$2,115	$2,031
International	344	315	332
Total	2,486	2,430	2,363
Carrabba’s Italian Grill	706	693	682
Bonefish Grill	555	494	441
Fleming’s Prime Steakhouse and Wine Bar	265	252	239
Other	77	77	78
Total Company-owned restaurant sales	$4,089	$3,946	$3,803

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

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
FRANCHISE AND UNCONSOLIDATED JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$317	$281	$300
International	335	357	311
Total	652	638	611
Carrabba’s Italian Grill	4	4	4
Bonefish Grill	18	18	18
Total franchise and unconsolidated joint venture sales (1)	$674	$660	$633
Income from franchise and unconsolidated joint ventures (2)	$41	$41	$36
____________________

(1)	Franchise and unconsolidated joint venture sales are not included in revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive Income in Other revenues and Income from operations of unconsolidated affiliates, respectively. Income from operations of unconsolidated affiliates for the year ended December 31, 2013 includes results for our Brazilian operations for the period from January 1, 2013 to October 31, 2013, which represents the period that such operations were accounted for as an equity method investment prior to our acquisition of a controlling interest in that entity.

Other Financial Measures

Restaurant-level operating margins are calculated as Restaurant sales after deduction of the main restaurant-level operating costs (comprising Cost of sales, Labor and other related and Other restaurant operating). Adjusted restaurant-level operating margins are calculated by eliminating from Restaurant-level operating margins the impact of items that are not considered indicative of ongoing operations consistent with the other non-GAAP measures discussed below. We provide this non-GAAP measure because we believe it is useful for investors to assess core restaurant operations without the effect of certain adjustments. For the periods presented, Adjusted restaurant-level operating margins include adjustments for payroll tax audit contingencies, which were recorded in Labor and other related during the third and fourth quarters of 2013. No adjustments impacted Restaurant-level operating margins during 2012.

Adjusted income from operations, Adjusted net income, Adjusted diluted earnings per share and Adjusted diluted earnings per pro forma share are calculated by eliminating from Income from operations, Net income attributable to Bloomin’ Brands and Diluted earnings per share the impact of items that are not considered indicative of ongoing operations including application of a normalized annual effective tax rate. We provide these non-GAAP measures because we believe they are useful for investors to assess the operating performance of the business without the effect of certain adjustments. For the periods presented, the non-GAAP adjustments include transaction-related expenses primarily attributable to the completion of the IPO and subsequent secondary offering of our common stock in August 2012 and May 2013, respectively, costs associated with the acquisition of a controlling ownership interest in our Brazilian operations and the refinancing of long-term debt and other deal costs; management fees paid to the management company associated with the Sponsors and Founders; certain store closing impairment charges; payroll tax audit contingencies; purchased intangibles amortization; losses incurred on the extinguishment and modification of long-term debt; collection of a promissory note and other amounts associated with the 2009 sale of one of our restaurant concepts; and an adjustment to the (Benefit) provision for income taxes based on a normalized tax rate for periods in 2013 and the effective income tax rate for periods in 2012 and 2011. In addition, Adjusted diluted earnings per pro forma share gives effect to the issuance of shares in our IPO as if they were all outstanding on January 1, 2012.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA and Adjusted EBITDA (calculated by adjusting EBITDA to exclude certain stock-based compensation expenses, non–cash expenses and significant unusual items) are supplemental measures of profitability.  We believe that EBITDA and Adjusted EBITDA are useful measures for investors to assess the operating performance of our business without the effect of non-cash charges such as depreciation and amortization expenses and asset impairment expenses and to facilitate company-to-company comparisons within the restaurant industry by eliminating some of these foregoing variations.

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

Reconciliations of Non-GAAP Financial Measures - Adjusted Restaurant-Level Operating Margins

The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales on both a U.S. GAAP basis and an adjusted basis, as indicated, for the years ended December 31, 2013, 2012 and 2011:

	YEARS ENDED DECEMBER 31,
	2013		2012	2011
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	U.S. GAAP
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.6%	32.6%	32.5%	32.2%
Labor and other related	28.3%	27.9%	28.3%	28.8%
Other restaurant operating	23.6%	23.6%	23.3%	23.4%

Restaurant-level operating margin	15.5%	15.9%	15.9%	15.6%
_________________

(1)
Adjusted restaurant-level operating margins include the adjustment for the payroll tax audit contingencies, which were recorded in Labor and other related during the third and fourth quarters of 2013. No adjustments impacted Restaurant-level operating margins during the years ended December 31, 2012 or 2011.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Reconciliations of Non-GAAP Financial Measures - Adjusted Income from Operations, Adjusted Net Income, Adjusted Diluted Earnings Per Share and Adjusted Diluted Earnings Per Pro Forma Share

The following table reconciles Adjusted income from operations and the corresponding margins, Adjusted net income, Adjusted diluted earnings per share and Adjusted diluted earnings per pro forma share, for the years ended December 31, 2013, 2012 and 2011 to their respective most comparable U.S. GAAP measures (in thousands, except per share amounts):

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Income from operations	$225,357	$181,137	$213,452
Operating income margin	5.5%	4.5%	5.6%
Adjustments:
Transaction-related expenses (1)	3,888	45,495	7,583
Management fees and expenses (2)	—	13,776	9,370
Other losses (gains) (3)	18,695	(3,500)	(33,150)
Payroll tax audit contingency (4)	17,000	—	—
Purchased intangibles amortization (5)	560	—	—
Adjusted income from operations	$265,500	$236,908	$197,255
Adjusted operating income margin	6.4%	5.9%	5.1%

Net income attributable to Bloomin’ Brands	$208,367	$49,971	$100,005
Transaction-related expenses (1)	3,888	45,495	7,583
Management fees and expenses (2)	—	13,776	9,370
Other losses (gains) (3)	18,695	(3,500)	(33,150)
Payroll tax audit contingency (4)	17,000	—	—
Purchased intangibles amortization (5)	560	—	—
Loss on extinguishment and modification of debt (6)	14,586	20,956	—
Gain on remeasurement of equity method investment (7)	(36,608)	—	—
Total adjustments, before income taxes	18,121	76,727	(16,197)
Adjustment to (benefit) provision for income taxes (8)	(84,114)	(12,660)	(2,689)
Net adjustments	(65,993)	64,067	(13,508)
Adjusted net income	$142,374	$114,038	$86,497

Diluted earnings per share	$1.63	$0.44	$0.94
Adjusted diluted earnings per share	$1.11	$0.99	$0.81
Adjusted diluted earnings per pro forma share (9)	$1.11	$0.92	$0.72

Diluted weighted average common shares outstanding	128,074	114,821	106,689
Pro forma IPO adjustment (9)	—	8,684	14,197
Pro forma diluted weighted average common shares outstanding (9)	128,074	123,505	120,886
_________________

(1)
Transaction-related expenses primarily relate to the following: (i) costs incurred in association with the IPO and subsequent secondary offering of our common stock completed in August 2012 and May 2013, respectively, (ii) costs incurred during the third and fourth quarters of 2013 to acquire a controlling ownership interest in our Brazilian operations and (iii) the refinancing of the 2012 CMBS Loan in March 2012 and the senior secured credit facility in October 2012 and other deal costs. The expenses related to the IPO in August 2012 primarily included $18.1 million of accelerated CEO retention bonus and incentive bonus and $16.0 million of non-cash stock compensation charges for the vested portion of outstanding stock options recorded upon completion of the IPO.

(2)
Represents management fees, out-of-pocket expenses and certain other reimbursable expenses paid to a management company owned by our Sponsors and Founders under a management agreement with us. In accordance with the terms of an amendment, this agreement

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

terminated immediately prior to the completion of our IPO, and a termination fee of $8.0 million was paid to the management company in 2012, in addition to a prorated periodic fee.

(3)
During the fourth quarter of 2013, we incurred asset impairment charges associated with the decision to close 22 underperforming locations. During 2012, we recorded a gain associated with the collection of the promissory note and other amounts due to us in connection with the 2009 sale of the Cheeseburger in Paradise concept. During 2011, we recorded a recovery of a note receivable from T-Bird in connection with a settlement agreement that satisfied all outstanding litigation with T-Bird.

(4)
In September 2013, the IRS informed us that it proposes to issue an audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by our tipped employees during calendar year 2010, for which we recorded a liability in the third quarter of 2013 for $5.0 million. The cash tips allegedly unreported by the tipped employees are based on an IRS estimate of the aggregate amount of tips directly received by tipped employees from our customers. Subsequently, we have had additional communications with the IRS representatives, which indicate that the scope of the proposed adjustment will be expanded to include the 2011 and 2012 periods. As a result, we have reassessed the established liability balance and recorded an additional $12.0 million in the fourth quarter of 2013. As of December 31, 2013, we had $5.0 million and $12.0 million recorded in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet at December 31, 2013. The associated expense is included in Labor and other related expenses for the year ended December 31, 2013. In addition, a deferred income tax benefit has been recorded for the allowable income tax credits for the employer’s share of FICA taxes expected to be paid as result of the assessment. This income tax benefit is included in (Benefit) provision for income taxes and offsets the additional Labor and other related expenses in 2013. As a result of the associated income tax benefit, recording of the liability has no impact on Net income.

(5)
Represents non-cash amortization of intangibles recorded as a result of the acquisition of a controlling ownership interest in our Brazilian operations and includes amortization for reacquired franchise rights and favorable and unfavorable leases.

(6)
Loss on extinguishment and modification of debt is related to the refinancing of OSI’s senior secured credit facility in October 2012 and subsequent repricing in April 2013, retirement of OSI’s senior notes in August 2012 and the extinguishment of the previous CMBS loan in connection with New Private Restaurant Properties, LLC, and two of our other indirect wholly-owned subsidiaries, entering into the 2012 CMBS loan in March 2012.

(7)
As a result of the acquisition of a controlling interest in our Brazilian Joint Venture in the fourth quarter of 2013, we recorded a gain on remeasurement of the previously held equity investment in accordance with applicable accounting guidance.

(8)
Adjustment to (benefit) provision for income taxes for the year ended December 31, 2013 represents an adjustment to the (Benefit) provision for income taxes to apply a normalized annual effective income tax rate, which excludes the income tax benefit of the valuation allowance release, to Adjusted income before (benefit) provision for income taxes. The normalized 2013 full-year tax rate is more comparable to our expectation for future effective income tax rates prior to the acquisition of a controlling interest in our Brazilian operations. Our expected future effective income tax rate is lower than the U.S. blended federal and state statutory rate because of the continued generation of U.S. tax credits and expected earnings in foreign jurisdictions with lower income tax rates. See calculation below of the income tax effect of adjustments for the year ended December 31, 2013. Adjustment to (benefit) provision for income taxes for the years ended December 31, 2012 and 2011 was calculated using our full-year effective tax rate of 16.5% and 16.6%, respectively.

YEAR ENDED
DECEMBER 31, 2013
Income before (benefit) provision for income taxes	$172,360
Transaction-related expenses	3,888
Other losses (gains)	18,695
Payroll tax audit contingency	17,000
Purchased intangibles amortization	560
Loss on extinguishment and modification of debt	14,586
Gain on remeasurement of equity method investment	(36,608)
Adjusted income before (benefit) provision for income taxes	190,481
Income tax expense at normalized tax rate of approximately 22.0% for the year ended December 31, 2013	41,906
Less: (Benefit) provision for income taxes	(42,208)
Adjustment to (benefit) provision for income taxes	$84,114

(9)	Gives pro forma effect to the issuance of shares in the IPO as if they were all outstanding on January 1, 2011. There is no effect of this adjustment for the year ended December 31, 2013.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Reconciliations of Non-GAAP Financial Measures - Adjusted EBITDA

The following table reconciles Net income attributable to Bloomin’ Brands to EBITDA and Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Net income attributable to Bloomin’ Brands	$208,367	$49,971	$100,005
(Benefit) provision for income taxes	(42,208)	12,106	21,716
Interest expense, net	74,773	86,642	83,387
Depreciation and amortization	164,094	155,482	153,689
EBITDA	405,026	304,201	358,797
Impairments, closings and disposals (1)	22,411	7,945	15,062
Transaction-related expenses (2) (4)	3,888	29,495	7,583
Stock-based compensation expense (2)	13,857	21,526	3,907
Other losses (gains) (3)	328	1,906	(90)
Payroll tax audit contingency (4)	17,000	—	—
Management fees and expenses (4)	—	13,776	9,370
Loss on extinguishment and modification of debt (4)	14,586	20,957	—
Gain on remeasurement of equity method investment (4)	(36,608)	—	—
Unusual gain (4)	—	(3,500)	(33,150)
Adjusted EBITDA	$440,488	$396,306	$361,479
_________________

(1)
Represents the elimination of non-cash impairment charges for fixed assets and intangible assets, cash and non-cash expense from restaurant closings and net gains or losses on the disposal of fixed assets. The amount noted above for the year ended December 31, 2013 includes $18.7 million of asset impairment charges associated with closing 22 underperforming locations in the fourth quarter of 2013.

(2)
For the year ended December 31, 2012, $16.0 million of non-cash stock compensation charges for the vested portion of outstanding stock options recorded upon completion of the IPO were included in the line item titled Transaction-related expenses in the Reconciliations of Non-GAAP Financial Measures - Adjusted Income from Operations, Adjusted Net Income, Adjusted Diluted Earnings Per Share and Adjusted Diluted Earnings Per Pro Forma Share table shown above.

(3)
Represents (income) expense incurred as a result of (losses) gains on our partner deferred compensation participant investment accounts net of the loss (gain) on the corporate-owned life insurance policies that are held for settlement of our obligations under these programs, foreign currency loss (gain) and the loss (gain) on the cash surrender value of executive life insurance.

(4)
See description of adjustment provided in the Reconciliations of Non-GAAP Financial Measures - Adjusted Income from Operations, Adjusted Net Income, Adjusted Diluted Earnings Per Share and Adjusted Diluted Earnings Per Pro Forma Share table shown above.

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

TRANSACTIONS

On April 10, 2013, OSI completed a repricing of its senior secured term loan B facility pursuant to the First Amendment to Credit Agreement, Guaranty and Security Agreement, among OSI, OSI HoldCo, Inc., OSI’s direct owner and our indirect, wholly-owned subsidiary (“OSI HoldCo”), the subsidiary guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, and a syndicate of institutional lenders and financial institutions (the “Amended Credit Agreement”). The Amended Credit Agreement replaced OSI’s existing senior secured term loan B facility with a new senior secured term loan B facility (the “Amended Term Loan B”). The Amended Term Loan B had the same principal amount outstanding (as of the repricing date) of $975.0 million, maturity date, amortization schedule and financial covenants but a lower applicable interest rate than the existing senior secured term loan B facility. The Amended Credit Agreement decreased the interest rate applicable to the Amended Term Loan B to 150 basis points over the Base Rate or 250 basis points over the Eurocurrency Rate as defined in the Credit Agreement and reduced the interest rate floors applicable to the Amended Term Loan B to 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate. As a result of the repricing transaction, we recorded a Loss on extinguishment and modification of debt of $14.6 million in our Consolidated Statement of Operations and Comprehensive Income during the second quarter of 2013 (see “—Credit Facilities and Other Indebtedness”).

In connection with the settlement of litigation with T-Bird, which include the franchisees of 56 Outback Steakhouse restaurants in California, T-Bird had a Put Right, to require us to purchase for cash all of the ownership interests in the T-Bird entities that own Outback Steakhouse restaurants and certain rights under the development agreement with T-Bird. The Put Right was exercised by T-Bird on August 5, 2013. As permitted pursuant to the Put Right, T-Bird revoked the Put Notice on November 16, 2013. As a result, T-Bird’s Put Right terminated as of the date of the revocation, and we are no longer obligated to purchase the T-Bird entities.

On October 31, 2013, we entered into a Quota Purchase and Sale Agreement (the “Purchase Agreement”), by and between us, Outback Steakhouse Restaurantes Brasil S.A. (“OB Brasil”) (formerly known as Bloom Holdco Participações Ltda.), PGS Par, the equity holders of PGS Par (the “Sellers”), the Brazilian Joint Venture, and Bloom Participações Ltda., parent company of OB Brasil. Pursuant to the Purchase Agreement, effective November 1, 2013, we, through our wholly-owned subsidiary, OB Brasil, completed the acquisition of a controlling interest in the Brazilian Joint Venture by purchasing 80% of the issued and outstanding capital stock of PGS Par, our joint venture partner which previously held a 50% interest in the Brazilian Joint Venture (the “Acquisition”). Prior to the Acquisition, we held the other 50% interest in the Brazilian Joint Venture. As a result of the Acquisition, we now hold a 90% interest in the Brazilian Joint Venture, which was subsequently merged with OB Brasil. OB Brasil operates Outback Steakhouse restaurants in Brazil (the “Business”). The acquisition of a controlling interest in our Brazilian operations allows us to participate in what we believe are the ongoing and significant growth opportunities in Brazil and supports our international development growth strategy.

We completed the Acquisition for total consideration of R$240.8 million (BRL) (or approximately $110.4 million) in cash. We financed the Acquisition primarily with borrowings of $100.0 million on our existing revolving credit facility and available cash. The revolving credit facility borrowings were subsequently repaid in full prior to December 31, 2013. Approximately $1.8 million of acquisition-related costs have been reported in General and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2013.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The Acquisition resulted in a noncontrolling interest of 10% being retained by the Sellers. The Purchase Agreement provides the Sellers with options to sell their remaining interests in the Business to OB Brasil (the “put options”) and provides OB Brasil with options to purchase such remaining interests (the “call options” and together with the put options, the “Options”), in various amounts and at various times from 2015 through 2018, subject to acceleration in certain circumstances. The purchase price under each of the Options is based on a multiple of the EBITDA of the Business, subject to a fair market value adjustment, as determined at the time of exercise pursuant to the Purchase Agreement. Under the accounting guidance, these Options are embedded features within the noncontrolling interest that require the noncontrolling interest to be classified within the balance sheet as redeemable equity. The fair value of the redeemable noncontrolling interest in the Brazilian Joint Venture on the date of the Acquisition was $22.4 million. At December 31, 2013, redeemable noncontrolling interest of $22.5 million is presented at fair value as Mezzanine equity in our Consolidated Balance Sheet.

The Purchase Agreement also contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties, covenants and obligations, and certain other designated matters.

We accounted for the Acquisition as a business combination utilizing the step acquisition method. Applicable accounting guidance requires that a step acquisition in which control is obtained over a business be accounted for as a business combination. The accounting guidance requires that the previously held equity interest be remeasured at fair value and any difference between the fair value and the carrying value of the equity interest held be recognized as a gain or loss on the statement of operations. The resulting gain on remeasurement to fair value of the previously held equity investment in the Brazilian Joint Venture of $36.6 million has been included in Gain on remeasurement of equity method investment in our Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2013. Approximately $6.0 million of the gain related to an accumulated foreign currency translation adjustment associated with the previously held equity investment that has been included as a separate component of Accumulated other comprehensive loss in the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2013.

To ensure timely reporting, we will consolidate the results of our Brazilian operations on a one-month lag effective as of the acquisition date. Accordingly, our operating results for 2013 will include the operating results of the Brazilian operations for only a one-month post-acquisition period ended November 30, 2013. The net effect of this reporting lag is not material to the consolidated financial statements. Prior to the Acquisition, we accounted for the Brazilian Joint Venture under the equity method of accounting. We were responsible for 50% of the costs of restaurants operated by the Brazilian Joint Venture, and our joint venture partner was responsible for the other 50% and had operating control. Income and loss derived from the Brazilian Joint Venture for periods prior to the Acquisition are presented in Income from operations of unconsolidated affiliates in our Consolidated Statements of Operations and Comprehensive Income.

Effective January 1, 2014, we purchased the remaining partnership interests in certain of our limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 37 Bonefish Grill restaurants for an aggregate purchase price of $17.2 million. These transactions are expected to result in a reduction of approximately $18.4 million in Additional paid-in capital in the first quarter of 2014.

SUMMARY OF CASH FLOWS

We require capital primarily for principal and interest payments on our debt, prepayment requirements under our Amended Term Loan B (see “—Credit Facilities and Other Indebtedness”), obligations related to our deferred compensation plans, the development of new restaurants, remodeling or relocating older restaurants, investments in technology, and acquisitions of franchisees and joint venture partners.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Net cash provided by operating activities	$377,264	$340,091	$322,450
Net cash (used in) provided by investing activities	(346,137)	19,944	(113,142)
Net cash used in financing activities	(87,127)	(586,219)	(89,300)
Effect of exchange rate changes on cash and cash equivalents	4,181	5,790	(3,460)
Net (decrease) increase in cash and cash equivalents	$(51,819)	$(220,394)	$116,548

Operating Activities

Net cash provided by operating activities increased in 2013 as compared to 2012 primarily as a result of the following:
(i) utilization of inventory on hand, (ii) a decrease in cash paid for interest payments and (iii) timing of accounts payable and certain accrual payments. The increase in net cash provided by operating activities was partially offset by (i) a decrease in cash due to timing of collections of holiday gift card sales from third-party vendors, (ii) an increase in cash paid for income taxes and (iii) $5.2 million of cash paid to terminate certain split-dollar life insurance agreements.

Net cash provided by operating activities increased in 2012 as compared to 2011 primarily as a result of the following: (i) timing of third-party gift card receipts, (ii) an increase in cash generated from restaurant operations due to comparable restaurant sales increases and (iii) certain food, labor and other cost savings initiatives. The increase in net cash provided by operating activities was partially offset by a bonus payment to our CEO of $18.1 million and a management agreement termination fee of $8.0 million both made in connection with our IPO as well as timing related increases in payments associated with our trade payables and accrued expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2013 consisted primarily of the following:
(i) capital expenditures of $237.2 million, (ii) net cash paid to acquire a controlling interest in our Brazilian operations of $100.3 million and (iii) the $8.9 million net difference in restricted cash used and restricted cash received. Net cash provided by investing activities during the year ended December 31, 2012 consisted primarily of the following: (i) proceeds from a sale-leaseback transaction of $192.9 million, (ii) the $4.2 million net difference in restricted cash, (iii) proceeds from the sale of property, fixtures and equipment of $4.5 million and (iv) $3.5 million of proceeds from the collection of the promissory note and other amounts due in connection with the 2009 sale of the Cheeseburger in Paradise concept. These increases were partially offset by capital expenditures of $178.7 million and purchases of Company-owned life insurance of $6.5 million. Net cash used in investing activities during the year ended December 31, 2011 consisted primarily of capital expenditures of $120.9 million and a royalty termination fee of $8.5 million. This was partially offset by $10.1 million of proceeds from the sale of nine of our Company-owned Outback Steakhouse restaurants in Japan.

We estimate that our capital expenditures will total between approximately $250.0 million and $280.0 million in 2014. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout 2014.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Financing Activities

Net cash used in financing activities during the year ended December 31, 2013 was primarily attributable to the following: (i) the repayment of long-term debt of $80.8 million, (ii) repayments of partner deposits and accrued partner obligations of $23.3 million, (iii) payments of financing fees of $12.5 million for the Amended Term Loan B repricing transaction completed in April 2013 and (iv) distributions to noncontrolling interests of $8.1 million. This was partially offset by the receipt of proceeds from the exercise of stock options of $27.8 million and repayments of notes receivable due from stockholders of $5.8 million. Net cash used in financing activities during the year ended December 31, 2012 was primarily attributable to the following: (i) the extinguishment and modification of the OSI 2007 Credit Facilities and extinguishment of the PRP CMBS Loan and OSI’s senior notes for an aggregate $2.0 billion, (ii) the repayment of borrowings on OSI’s revolving credit facilities of $144.0 million, (iii) the repayment of long-term debt of $46.9 million, (iv) the purchase of outstanding limited partnership interests in certain restaurants of $40.6 million, (v) the repayments of partner deposits and other contributions of $25.4 million, (vi) the financing fees incurred for PRP’s CMBS Refinancing and the refinancing of OSI’s 2007 Credit Facilities of $19.0 million and (vii) the distributions to noncontrolling interests of $14.0 million. This was partially offset by proceeds on the issuance of long-term debt for OSI and New PRP and borrowings on OSI’s revolving credit facilities of $1.6 billion and proceeds from the issuance of common stock of $142.2 million. Net cash used in financing activities during the year ended December 31, 2011 was primarily attributable to the following: (i) repayments of borrowings on long-term debt and OSI’s revolving credit facilities of $103.3 million, (ii) the net difference between repayment and receipt of partner deposit and accrued buyout contributions of $36.0 million and (iii) distributions to noncontrolling interests of $13.1 million. This was partially offset by the collection of the note receivable from T-Bird of $33.3 million and proceeds from borrowings on OSI’s revolving credit facilities of $33.0 million.

FINANCIAL CONDITION

Current assets decreased to $484.0 million at December 31, 2013 as compared with $487.8 million at December 31, 2012 primarily due to a decrease in Cash and cash equivalents of $51.8 million (see “—Summary of Cash Flows”). This decrease was partially offset by a $31.0 million increase in deferred income tax assets primarily associated with the release of the valuation allowance in the second quarter of 2013 and a $16.1 million increase in other current assets primarily related to the consolidation of our Brazilian operations.

Current liabilities increased to $744.5 million at December 31, 2013 as compared with $691.4 million at December 31, 2012 primarily due to a net increase of $34.9 million in Accounts payable and Accrued and other current liabilities primarily related to the timing of payments at year-end and the consolidation of our Brazilian operations and an increase in Unearned revenue of $29.9 million as a result of the increase in third-party gift card and promotional sales and redemptions partially offset by a decrease in accrued bonus expenses driven by our results as compared to established performance targets. This increase was partially offset by a $9.4 million decrease in the Current portion of long-term debt mainly due to the voluntary prepayments on the Amended Term Loan B made in 2013 and the results of our projected covenant calculations, which indicate that additional term loan prepayments will not be required in the next 12 months.

Working capital (deficit) totaled ($260.5) million and ($203.6) million at December 31, 2013 and 2012, respectively, and included Unearned revenue from unredeemed gift cards of $359.4 million and $329.5 million at December 31, 2013 and 2012, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

CREDIT FACILITIES AND OTHER INDEBTEDNESS

We are a holding company and conduct our operations through our subsidiaries, certain of which have incurred their own indebtedness as described below.

On October 26, 2012, OSI completed a refinancing of the 2007 Credit Facilities and entered into a credit agreement (“Credit Agreement”) with a syndicate of institutional lenders and financial institutions. The Credit Facilities provide for senior secured financing of up to $1.225 billion, consisting of a $1.0 billion term loan B and a $225.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities and mature on October 26, 2019. The term loan B was issued with an original issue discount of $10.0 million. We recorded a $9.1 million loss related to the extinguishment and modification of the 2007 Credit Facilities in Loss on extinguishment and modification of debt in our Consolidated Statement of Operations and Comprehensive Income during the fourth quarter of 2012.

On April 10, 2013, OSI completed a repricing of its senior secured term loan B facility pursuant to the Amended Credit Agreement which replaced OSI’s existing senior secured term loan B facility with the Amended Term Loan B. The Amended Term Loan B had the same principal amount outstanding (as of the repricing date) of $975.0 million, maturity date, amortization schedule and financial covenants but a lower applicable interest rate than the existing senior secured term loan B facility. Voluntary prepayments made on the principal amount outstanding since the inception of the Credit Agreement will continue to be treated as prepayments for purposes of determining amortization payment and mandatory prepayment requirements under the Amended Term Loan B.

As a result of the repricing transaction, we recorded a Loss on extinguishment and modification of debt of $14.6 million in our Consolidated Statement of Operations and Comprehensive Income during the second quarter of 2013. The loss comprised a prepayment penalty of $9.8 million, third-party financing costs of $2.4 million and the write-off of $1.2 million each of deferred financing fees and unamortized debt discount. The third-party financing costs included in the loss related to debt held by lenders that participated in both the original, and repriced debt and therefore, the debt was treated as modified rather than extinguished. The deferred financing fees and unamortized debt discount amounts included in the loss were related to the extinguished portion of the debt.

The Amended Credit Agreement decreased the interest rate applicable to the Amended Term Loan B to 150 basis points over the Base Rate or 250 basis points over the Eurocurrency Rate and reduced the interest rate floors applicable to the Amended Term Loan B to 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate. The Base Rate option is the highest of (i) the prime rate of Deutsche Bank Trust Company Americas, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency Rate with a one-month interest period plus 1.0% (“Base Rate”) (3.25% at December 31, 2013 and 2012).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.17% to 0.35% and 0.21% to 0.51% at December 31, 2013 and 2012, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.

Prior to the repricing of the senior secured term loan B facility, borrowings under this facility bore interest at rates ranging from 225 to 250 basis points over the Base Rate or 325 to 350 basis points over the Eurocurrency Rate. The Base Rate was subject to an interest rate floor of 2.25%, and the Eurocurrency Rate was subject to an interest rate floor of 1.25%.

OSI is required to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of its “annual excess cash flow” (with step-downs to 25% and 0% based upon its consolidated first lien net leverage ratio), as defined in the Credit Agreement, subject to certain exceptions;

•	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The Amended Term Loan B requires amortization payments of approximately $10.0 million per calendar year, payable in scheduled equal quarterly installments through September 2019, which payments are reduced by the application of any prepayments. Any remaining balance is due at maturity. During 2013, OSI made voluntary prepayments of $65.0 million and, as a result, will not be required to make any further required amortization payments until the remaining balance of the loan reaches maturity in October 2019. The outstanding balance on the Amended Term Loan B and term loan B, excluding the unamortized debt discount, was $935.0 million and $1.0 billion at December 31, 2013 and 2012, respectively. The remaining unamortized debt discount on the Amended Term Loan B and term loan B was $7.0 million and $9.7 million at December 31, 2013 and 2012, respectively. At December 31, 2013, none of the outstanding balance on the Amended Term Loan B was classified as current due to voluntary prepayments made by OSI during 2013 and the results of its projected covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required in the next 12 months. The amount of outstanding term loans required to be prepaid in accordance with OSI’s debt covenants may vary based on actual operating results. At December 31, 2012, $10.0 million of the outstanding balance on the term loan B was classified as current due to OSI’s required quarterly amortization payments.

The revolving credit facility matures October 26, 2017 and provides for swing-line loans and letters of credit of up to $225.0 million for working capital and general corporate purposes. The revolving credit facility bears interest at rates ranging from 200 to 250 basis points over the Base Rate or 300 to 350 basis points over the Eurocurrency Rate, with step-downs based upon OSI’s consolidated first lien net leverage ratio. There were no loans outstanding under the revolving credit facility at December 31, 2013 and 2012, respectively, however, $31.6 million and $41.2 million, respectively, of the credit facility was not available for borrowing as $31.3 million of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and $0.3 million was committed for the issuance of other letters of credit. Total outstanding letters of credit issued under OSI’s revolving credit facility may not exceed $100.0 million. Fees for the letters of credit are 3.63% and the commitment fees for unused revolving credit commitments are 0.50%.

The Credit Facilities require OSI to comply with certain covenants, including, in the case of the revolving credit facility, a covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”) test. The TNLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Credit Agreement) and may not exceed 6.00 to 1.00, with step-downs over a four-year period to a maximum level of 5.00 to 1.00 in 2017. The other negative covenants limit, but provide exceptions for, OSI’s ability and the ability of its restricted subsidiaries to take various actions relating to indebtedness, significant payments, mergers and similar transactions. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. At December 31, 2013 and 2012, we were in compliance with our debt covenants.

The Credit Facilities are guaranteed by each of OSI’s current and future domestic 100% owned restricted subsidiaries in the Outback Steakhouse and Carrabba’s Italian Grill concepts and certain other subsidiaries (the “Guarantors”) and by OSI HoldCo.

OSI’s obligations are secured by substantially all of its assets and assets of the Guarantors and OSI HoldCo, in each case, now owned or later acquired, including a pledge of all of OSI’s capital stock, the capital stock of substantially all of OSI’s domestic subsidiaries and 65% of the capital stock of foreign subsidiaries that are directly owned by OSI, OSI HoldCo, or a Guarantor. OSI is also required to provide additional guarantees of the Credit Facilities in the future from other domestic wholly-owned restricted subsidiaries if the Consolidated EBITDA attributable to OSI’s non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of the Consolidated EBITDA of OSI and its restricted subsidiaries. If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate Consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of the Consolidated EBITDA of OSI and its restricted subsidiaries.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Effective March 27, 2012, New PRP entered into the 2012 CMBS Loan which totaled $500.0 million at origination and comprised a first mortgage loan in the amount of $324.8 million, collateralized by 261 of our properties, and two mezzanine loans totaling $175.2 million. The 2012 CMBS Loan requires annual amortization payments ranging from approximately $9.4 million to $10.9 million, payable in scheduled monthly installments through March 2017, with the remaining balance due upon maturity in April 2017. The first mortgage loan has five fixed rate components and a floating rate component. The fixed rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day London Interbank Offered Rate (“30-day LIBOR”) (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.00% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum. At December 31, 2013 and 2012, the outstanding balance, excluding the debt discount, on the 2012 CMBS Loan was $484.5 million and $493.9 million, respectively.

The proceeds from the 2012 CMBS Loan, together with the proceeds from a sale-leaseback transaction and excess cash held in PRP, were used to repay PRP’s CMBS Loan. We recorded a $2.9 million loss related to the extinguishment in Loss on extinguishment and modification of debt in our Consolidated Statement of Operations and Comprehensive Income during the first quarter of 2012.

During 2012, OSI retired the aggregate outstanding principal amount of its 10% senior notes through a combination of a tender offer and early redemption call. As a result of these transactions, we recorded a loss from the extinguishment of debt of $9.0 million in Loss on extinguishment and modification of debt in our Consolidated Statement of Operations and Comprehensive Income during the third quarter of 2012.

As of December 31, 2013 and 2012, OSI had approximately $6.2 million and $9.8 million, respectively, of notes payable at interest rates ranging from 0.58% to 7.00% and from 0.63% to 7.00%, respectively. These notes have been primarily issued for buyouts of managing and area operating partner interests in the cash flows of their restaurants and generally are payable over a period of two through five years.

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

We invested $11.9 million of our excess cash in fixed income and money market funds classified as Cash and cash equivalents or restricted cash in our Consolidated Balance Sheet as of December 31, 2013, at a net value of 1:1 for each dollar invested. The fair value of the investments in the these funds is determined by using quoted prices for identical assets in an active market.  As a result, we have determined that the inputs used to value these investments fall within Level 1 of the fair value hierarchy. The amount of excess cash invested in money market funds at December 31, 2012 was immaterial to our consolidated financial statements. We did not invest excess cash in any fixed income funds at December 31, 2012.

In connection with the 2012 CMBS Loan, we entered into a rate cap with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. The interest rate cap had nominal fair market value at December 31, 2013 and 2012, respectively.

We recently completed an assessment of our restaurant base in advance of capital and development planning for the 2014 fiscal year. As a result of this assessment, we decided to close 22 underperforming locations primarily within the Outback Steakhouse concept. We expect to substantially complete the store closings by the end of the first quarter of 2014. In connection with this initiative, we incurred pre-tax asset impairment charges of approximately $18.7 million in the fourth quarter of 2013 and expect to incur approximately $5.0 million for non-cancelable operating lease liabilities and store closing costs in 2014. The lease liabilities will be recorded at the time that the location is closed.

We recorded $19.8 million, $10.6 million and $11.6 million of impairment charges as a result of the fair value measurement on a nonrecurring basis of our long-lived assets held and used during the years ended December 31, 2013, 2012 and 2011, respectively, primarily related to certain specifically identified restaurant locations that have, or are scheduled to be, closed, relocated or renovated or were underperforming. As discussed above, $18.7 million of the impairment charges incurred for the year ended December 31, 2013 were related to the management decision to close 22 underperforming locations.  The impaired long-lived assets had $10.0 million, $6.2 million and $30.8 million of remaining fair value at December 31, 2013, 2012 and 2011, respectively. Restaurant closure and related expenses of $3.0 million, $2.4 million and $2.4 million were recognized for the years ended December 31, 2013, 2012 and 2011, respectively. Impairment losses for long-lived assets held and used and restaurant closure and related expenses were recognized in Provision for impaired assets and restaurant closings in the Consolidated Statement of Operations and Comprehensive Income.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table presents quantitative information related to the unobservable inputs used in our Level 3 fair value measurements for the impairment loss incurred for the periods ending as indicated:

	YEARS ENDED DECEMBER 31,
UNOBSERVABLE INPUT	2013	2012
Weighted-average cost of capital (1)	9.5% -10.2%	9.5% - 11.2%
Long-term growth rates	2.0%	3.0%
Annual revenue growth rates (2)	2.2% - 3.0%	(8.7)% - 4.3%
____________________

(1)	Weighted average of the costs of capital unobservable input range was 10.1% and 10.8% for the years ended December 31, 2013 and 2012, respectively.

(2)	Weighted average of the annual revenue growth rates unobservable input range was 2.5% and 2.6% for the years ended December 31, 2013 and 2012, respectively.

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

DEFERRED COMPENSATION PLANS

Managing and Chef Partners

The managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s Prime Steakhouse and Wine Bar and Roy’s restaurant are required, as a condition of employment, to sign five-year employment agreements. Under these agreements, managing and chef partners have the right to receive monthly distributions based on a percentage of their restaurant’s monthly cash flows for the duration of the agreement, which vary by concept from 6% to 10% for managing partners and 2% to 5% for chef partners.

The employment agreements also provide for an annual bonus, known as the President’s Club, which is paid in addition to the monthly distributions of cash flow and is designed to reward increases in a restaurant’s annual sales above the concept sales plan with a required flow-through percentage of the incremental sales to cash flow. Managing and chef partners whose restaurants achieve certain annual sales targets above the concept’s sales plan (and the required flow-through percentage) receive a bonus equal to a percentage of the incremental sales. Such percentage is determined by the sales target achieved.

Managing partners and chef partners are eligible to receive deferred compensation payments under the POAP, upon completion of their five-year employment agreement. All managing and chef partners who executed new employment agreements after May 1, 2011 were required to participate in the current partner program, including the POAP.

The POAP requires managing and chef partners to make an initial deposit of up to $10,000 into their “Partner Investment Account.” We make a bookkeeping contribution to each partner’s “Company Contributions Account” no later than the end of February of each year following the completion of each year (or partial year where applicable) under the partner’s employment agreement. The value of each of our contributions is equal to a percentage of cash flow of the partner’s restaurant plus, if the restaurant has been open at least 18 calendar months, a percentage of the year-over-year increase in the restaurant’s cash flow.

Amounts credited to each partner’s account under the POAP may be allocated by the partner among benchmark funds offered under the POAP, and the account balances of the partner will increase or decrease based on the performance of the benchmark funds. Upon termination of employment, all remaining balances in the Company Contributions Account in the POAP are forfeited unless the partner has been with us for twenty years or more. Unless previously

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

forfeited under the terms of the POAP, 50% of the partner’s total account balances generally will be distributed in the March following the completion of the initial five-year contract term with subsequent distributions varying based on the length of continued employment as a partner. The deferred compensation obligations under the POAP are unsecured obligations. As of December 31, 2013 and 2012, our POAP liability was $21.2 million and $15.3 million, respectively, which primarily was recorded in Partner deposits and accrued partner obligations in our Consolidated Balance Sheets.

Our managing and chef partners who executed employment agreements prior to May 1, 2011 were eligible to participate in our prior partner program. Under that program, they were required to sign five-year employment agreements and received monthly distributions of the same percentage of their restaurant’s cash flow as under the current program. Upon completion of their five-year employment agreement, they were eligible to participate in the Partner Equity Plan (“PEP”), a deferred compensation program. Managing and chef partners were also required to purchase a non-transferable ownership interest in a partnership (“Management Partnership”) that provided management and supervisory services to his or her restaurant. The purchase price for a managing partner’s ownership interest was fixed at $25,000, and the purchase price for a chef partner’s ownership interest ranged from $10,000 to $15,000. Amounts credited to partners’ PEP accounts are fully vested at all times and participants have no discretion with respect to the form of benefit payments under the PEP. Approximately, 15% of our managing and chef partners participate in the PEP as of December 31, 2013.

Upon the closing of the Merger, certain stock options that had been granted to managing and chef partners under a pre-merger managing partner stock plan upon completion of a previous employment contract were converted into the right to receive cash in the form of a “Supplemental PEP” contribution.

As of December 31, 2013, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $132.2 million, of which $17.8 million and $114.4 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet. As of December 31, 2012, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $122.6 million, of which $17.8 million and $104.8 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet. Partners may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of December 31, 2013 and 2012, we had approximately $76.8 million and $67.8 million, respectively, in various corporate-owned life insurance policies which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations primarily under the PEP, Supplemental PEP and POAP. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

As of December 31, 2013 and 2012, there were $71.8 million and $65.1 million, respectively, of unfunded obligations primarily related to the PEP, Supplemental PEP and POAP, excluding amounts not yet contributed to the partners’ investment funds, which may require the use of cash resources in the future.

We use capital to fund the PEP as distributions are made to each managing and chef partner and generally to fund the POAP as each managing and chef partner earns a contribution and currently estimate expected cash funding ranging from $28.0 million to $38.0 million for PEP and POAP in each of the next two years through December 31, 2015. Actual funding of the current PEP and POAP obligations and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates, numbers of partner participants and our funding strategy and may differ materially from estimates.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Area Operating Partners

An area operating partner is required, as a condition of employment, to make a deposit of $10,000 within 30 days of the opening of each new restaurant that he or she oversees, up to a maximum deposit of $50,000 (taking into account investments under prior programs). This deposit gives the area operating partner the right to monthly payments based on a percentage of his or her restaurants’ monthly cash flows for the time period that the area operating partner oversee the restaurant, typically ranging from 4.0% to 4.5%. After the restaurant has been open for a five-year period, the area operating partner will receive a bonus equal to a multiple of the area operating partner’s average monthly payments for the 24 months immediately preceding the bonus date. The bonus will be paid within 90 days or over a two-year period, depending on the bonus amount.

In 2011, we also began a version of the President’s Club annual bonus described above under “—Managing and Chef Partners” for area operating partners to provide additional rewards for achieving sales targets with a required flow-through of the incremental sales to cash flow as defined in the President’s Club bonus program.

Area operating partners for restaurants opened on or before December 31, 2011 were eligible to participate in our prior program. Under the prior program, an area operating partner was required, as a condition of employment and within 30 days of the opening of his or her first restaurant, to make an initial investment of $50,000 in a Management Partnership that provides supervisory services to the restaurants that the area operating partner was overseeing. This interest gave the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ monthly cash flows for the duration of the agreement, typically may range from 4.0% to 9.0%. We have the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement. For restaurants opened between January 1, 2007 and December 31, 2011, the area operating partner’s percentage of cash distributions and buyout percentage is calculated based on the associated restaurant’s return on investment compared to our targeted return on investment and ranges from 3.0% to 12.0% depending on the concept. This percentage was determined after the first five full calendar quarters from the date of the associated restaurant’s opening and was adjusted each quarter thereafter based on a trailing 12-month restaurant return on investment. The buyout percentage was the area operating partner’s average distribution percentage for the 24 months immediately preceding the buyout. Buyouts were paid in cash within 90 days or paid over a two-year period. Restaurants opened after December 31, 2011 are governed by our current operating partner compensation program discussed above.

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

INCOME TAXES

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. We recorded a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing feasible tax planning

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

strategies in assessing the need for the valuation allowance. Our conclusion that it is more likely than not that such deferred income tax assets will be realized is strongly influenced by our forecast of future taxable income.

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

As of June 30, 2013, we conducted an assessment of the recoverability of our domestic net deferred income tax assets and determined it was more likely than not that our existing net deferred income tax assets for general business tax credit carryforwards would be realized. Our assessment included consideration of all available positive and negative evidence including, among other evidence, historical cumulative operating income, projected future taxable income and recent utilization of U.S. net operating loss carryforwards and tax credit carryforwards. Accordingly, we recorded a $67.7 million reduction of the valuation allowance against the U.S. net deferred income tax assets of which $52.0 million was recorded as income tax benefit and $15.7 million was recorded as an increase to Additional paid-in capital. As the general business tax credits are expected to be realized due to current year and future year’s income, the portion attributable to future year’s income, or $44.8 million, was released as a discrete event during the second quarter of 2013. The remainder was attributable to current year activity as income was realized and impacted the 2013 annual effective income tax rate. We did not release the valuation allowance against foreign net operating loss carryforwards.

Although the release of the valuation allowance had a positive effect on our results of operations in 2013, the release will most likely have the effect of reducing our earnings in periods subsequent to 2013 as a result of an increase in the provision for income taxes in such future periods. This negative effect on earnings in subsequent periods occurs because the release of the valuation allowance reflects the recognition of previously generated, but not recognized, income tax benefits in 2013. Absent the release of the valuation allowance, any such income tax benefits would be recognized in the future periods in which their realization were to occur upon the generation of taxable income. We expect to continue to generate significant U.S. income tax credits, which combined with the mix of U.S. and foreign earnings, including a higher tax rate in the newly consolidation Brazilian operations, in periods subsequent to 2013 will result in an effective income tax rate that is higher than those in the current and prior periods but continues to be lower than the blended federal and state statutory rate (expected to be in the range of 27.0% to 29.0% in 2014). In addition, until such time as our tax credit carryforwards are exhausted or expire, income tax expense is expected to substantially exceed the amount of cash income taxes payable by us.

As of December 31, 2013 and 2012, we had $209.9 million and $261.7 million, respectively, in cash and cash equivalents (excluding restricted cash of $28.4 million and $20.1 million, respectively), of which approximately $107.5 million and $92.9 million, respectively, was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. Based on cash and working capital projections within domestic tax jurisdictions, we believe we will generate sufficient cash flows from our United States operations to meet our future debt repayment requirements, anticipated working capital needs and planned capital expenditures, as well as all of our other business needs in the United States.

A provision for income taxes has not been recorded for United States or additional foreign taxes on undistributed earnings related to our foreign affiliates as these earnings were and are expected to continue to be permanently reinvested. The aggregate undistributed earnings of our foreign subsidiaries for which no deferred tax liability has been recorded is approximately $151.3 million as of December 31, 2013. If we identify an exception to our general reinvestment policy of undistributed earnings, additional tax liabilities will be recorded. It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings. The international jurisdictions in which we operate do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We are currently under examination by the IRS for the years ended December 31, 2010 through 2012. In September 2013, the IRS informed us that it proposes to issue an audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by our tipped employees during calendar year 2010, for which we recorded a liability in the third quarter of 2013 for $5.0 million. The cash tips allegedly unreported by the tipped employees are based on an IRS estimate of the aggregate amount of tips directly received by tipped employees from our customers. Subsequently, we have had additional communications with the IRS representatives, which indicate that the scope of the proposed adjustment will be expanded to include the 2011 and 2012 periods. As a result, we have reassessed the established liability balance and recorded an additional $12.0 million in the fourth quarter of 2013. As of December 31, 2013, we had $5.0 million and $12.0 million recorded in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet at December 31, 2013. The associated expense is included in Labor and other related expenses for the year ended December 31, 2013. In addition, a deferred income tax benefit has been recorded for the allowable income tax credits for the employer’s share of FICA taxes expected to be paid as result of the assessment. This income tax benefit is included in (Benefit) provision for income taxes and offsets the additional Labor and other related expenses in 2013. As a result of the associated income tax benefit, recording of the liability has no impact on Net income.

We expect to settle these obligations with cash payments over the next two years. The amount and timing of payments may vary based on receipt of formal IRS assessments for the open examination periods.

In addition, we are under examination by tax authorities in South Korea for the 2008 to 2012 tax years. Approximately $7.9 million of additional tax obligations were assessed as a result of this examination and we are currently in the appeals process. In order to enter into the appeal, we were required to deposit with the Korea tax authorities the amount of the assessment.

We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations.

DIVIDENDS

We did not declare or pay any dividends on our common stock during 2012 or 2013. Our Board of Directors does not intend to pay regular dividends on our common stock. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in the Credit Facilities and other considerations, determine to pay dividends in the future.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

OTHER MATERIAL COMMITMENTS

Our contractual obligations, debt obligations and commitments as of December 31, 2013 are summarized in the table below (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Contractual Obligations
Long-term debt (including current portion) (1)	$1,429,295	$14,509	$24,081	$453,330	$937,375
Interest (2)	297,315	65,024	129,194	75,826	27,271
Operating leases (3)	966,243	142,309	234,860	162,239	426,835
Purchase obligations (4)	439,812	391,810	38,395	6,515	3,092
Partner deposits and accrued partner obligations (5)	90,664	12,548	40,010	14,064	24,042
Other long-term liabilities (6)	179,401	—	88,769	41,660	48,972
Other current liabilities (7)	35,006	35,006	—	—	—
Total contractual obligations	$3,437,736	$661,206	$555,309	$753,634	$1,467,587
____________________

(1)	Long-term debt obligations consist primarily of borrowings under OSI’s Credit Facilities and New PRP’s 2012 CMBS Loan and exclude debt discount and interest.

(2)
Includes interest estimated on OSI’s Credit Facilities and New PRP’s 2012 CMBS Loan with gross outstanding balances of $935.0 million and $484.5 million, respectively, at December 31, 2013. Projected future interest payments for OSI’s Credit Facilities and the variable-rate tranche of New PRP’s 2012 CMBS Loan are based on interest rates in effect at December 31, 2013 and assumes only scheduled principal payments. During 2013, we made voluntary prepayments of $65.0 million on the Amended Term Loan B and, as a result, will not be required to make additional amortization payments until the loan reaches maturity in October 2019. Interest obligations also include letter of credit and commitment fees for the used and unused portions of OSI’s revolving credit facility and interest related to OSI’s capital lease obligations. Interest on OSI’s notes payable issued for the return of capital to managing and area operating partners and the buyouts of area operating partner interests has been excluded from the table. In addition, interest expense associated with deferred financing fees was excluded from the table as the expense is non-cash in nature.

(3)	Total minimum lease payments have not been reduced by minimum sublease rentals of $1.8 million due in future periods under non-cancelable subleases.

(4)
We have minimum purchase commitments with various vendors through January 2020. Outstanding minimum purchase commitments consist primarily of beef, pork, seafood and other food and beverage products, as well as, commitments for advertising, technology sports sponsorships and store level service contracts.

(5)
Timing of payments of partner deposits and accrued partner obligations are estimates only and may vary significantly in amount and timing of settlement based on employee turnover, return of deposits to us in accordance with employee agreements and changes to buyout values of employee partners.

(6)
Other long-term liabilities include but are not limited to: long-term portion of amounts owed to managing and chef partners for various deferred compensation programs and long-term insurance accruals. The long-term portion of the liability for unrecognized tax benefits and the related accrued interest and penalties was $6.5 million and $0.6 million, respectively, at December 31, 2013. These amounts were excluded from the table since it is not possible to estimate when these future payments will occur. In addition, net unfavorable leases, the long-term portion of deferred gain on a sale-leaseback transaction and other miscellaneous items of approximately $98.2 million at December 31, 2013 were excluded from the table as payments are not associated with these liabilities.

(7)
Other current liabilities include the current portion of amounts owed to managing and chef partners for various compensation programs, the current portion of insurance accruals and the current portion of operating leases for closed restaurants.

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

We capitalize direct and indirect internal costs clearly associated with the acquisition, development, design and construction of Company-owned restaurant locations as these costs will provide us a future benefit. Internal costs of $9.1 million and $2.4 million were capitalized during the years ended December 31, 2013 and 2012, respectively. Internal costs incurred for the year ended December 31, 2011 were not material to our consolidated financial statements.

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

Operating Leases
Rent expense for our operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of our leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets. Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense. Lease termination fees, if any, and future obligated lease payments for closed locations are recorded as an expense in the period they are incurred.  Assets and liabilities relating to favorable and unfavorable lease amounts are amortized on a straight-line basis to rent expense over the remaining lease term.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Impairment or Disposal of Long-Lived Assets

We assess the potential impairment of definite lived intangibles, including trademarks, franchise agreements, reacquired franchise rights and net favorable leases, and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In evaluating long-lived restaurant assets for impairment, we consider a number of factors relevant to the assets’ current market value and future ability to generate cash flows.

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

We incurred total long-lived asset impairment charges and restaurant closing expense of $22.8 million, $13.0 million and $14.0 million for the years ended December 31, 2013, 2012 and 2011, respectively (see “—Results of Operations—Costs and Expenses—Provision for Impaired Assets and Restaurant Closings”). All impairment charges are recorded in Provision for impaired assets and restaurant closings in our Consolidated Statements of Operations and Comprehensive Income.

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

Goodwill and Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets consist of goodwill and trade names. Goodwill represents the residual after allocation of the purchase price to the individual fair values and carryover basis of assets acquired. On an annual basis (during the second quarter of the fiscal year) or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, we review the recoverability of goodwill and indefinite-lived intangible assets.

Prior to performing a quantitative test comparing the fair value of the reporting units to their carrying amounts, we may elect to perform a qualitative assessment. This qualitative assessment is referred to as a “step zero” approach and allows us the option to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In considering the step zero approach, we evaluate factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability and the overall financial performance of the reporting units. If, based on the review of the qualitative factors, we determine there is sufficient evidence to support a more likely than not (greater than 50%) probability that the fair value of a reporting unit is greater than its carrying value, we may skip the two-step impairment test.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We may elect to forgo step zero and proceed to the first step of the impairment test for goodwill and other indefinite-lived intangible assets. The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure a goodwill impairment loss, if any. This step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. The impairment test for trade names involves comparing the fair value of the trade name, as determined through a relief from royalty method, to its carrying value.

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

We performed our annual impairment test in the second quarter of 2013 utilizing the step zero approach described above and determined at that time that none of our five reporting units with remaining goodwill were at risk for material goodwill impairment. We did not record any goodwill or indefinite-lived intangible asset impairment charges during the years ended December 31, 2013, 2012 and 2011.

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

We defer revenue for gift cards, which do not have expiration dates, until redemption by the customer. We also recognize gift card “breakage” revenue for gift cards when the likelihood of redemption by the customer is remote, which we determined are those gift cards issued on or before three years prior to the balance sheet date. We recorded breakage revenue of $16.3 million, $13.3 million and $11.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Breakage revenue is recorded as a component of Restaurant sales in our Consolidated Statements of Operations and Comprehensive Income.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. Gift card sales commissions paid to third-party providers are initially capitalized and subsequently recognized as Other restaurant operating expenses in our Consolidated Statements of Operations and Comprehensive Income upon redemption of the associated gift card. Deferred expenses are $12.0 million and $10.9 million as of December 31, 2013 and 2012, respectively, and are reflected in Other current assets, net in our Consolidated Balance Sheets. Gift card sales that are accompanied by a bonus gift card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale. Revenue is recorded when the bonus card is redeemed at a value based on the estimated fair market value of the bonus card.

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

Insurance Reserves

We self-insure or maintain a deductible for a significant portion of expected losses under our workers’ compensation, general liability/liquor liability, health, property and management liability insurance programs. We purchase insurance for individual claims that exceed the amounts listed in the following table:

	2014	2013
Workers’ compensation	$1,000,000	$1,000,000
General liability / Liquor liability	1,500,000 / 2,500,000	1,500,000 / 2,500,000
Health (1)	400,000	400,000
Property coverage (2)	500,000 / 2,500,000	500,000 / 2,500,000
Employment practices liability	2,000,000	2,000,000
Directors’ and officers’ liability	1,000,000	1,000,000
Fiduciary liability	25,000	25,000
____________________

(1)
We are self-insured for all covered health benefits claims, limited to $0.4 million per covered individual per year. We are responsible for the first $0.6 million of payable losses under the plan as an additional aggregating specific deductible to apply after the individual specific deductible is met.

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

We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us. In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors or future adjustments to these estimates may produce materially different amounts of expense that would be reported under these programs. Reserves recorded for workers’ compensation and general liability/liquor liability claims are discounted using the average of the one-year and five-year risk free rate of monetary assets that have comparable maturities. When recovery for an insurance policy is considered probable, a receivable is recorded.

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

We estimate future area operating partner bonuses and purchases of area operating partners’ interests, as well as deferred compensation obligations to managing and chef partners, using current and historical information on restaurant performance and record the partner obligations in Partner deposits and accrued partner obligations in our Consolidated Balance Sheets. In the period we pay an area operating partner bonus or purchase the area operating partner’s interests, an adjustment is recorded to recognize any remaining expense associated with the bonus or purchase and reduce the related accrued buyout liability. Deferred compensation expenses for managing and chef partners are included in Labor and other related expenses and bonus and buyout expenses for area operating partners are included in General and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income.

Stock-Based Compensation

Upon completion of our IPO, we adopted the 2012 Equity Plan, and no further awards were or will be made under our 2007 Equity Plan. The 2012 Equity Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards to our management and other key employees. We account for our stock-based employee compensation using a fair value-based method of accounting.

Under the 2007 Equity Plan, stock options generally vest and become exercisable in 20% increments over a period of five years contingent on continued employee service. Under the 2012 Equity Plan, stock options generally vest and become exercisable in 25% increments over a period of four years on the grant anniversary date contingent on continued employee service. Under both plans, stock options have an exercisable life of no more than ten years from the date of grant.

We use the Black-Scholes option pricing model to estimate the weighted-average grant date fair value of stock options granted. Expected volatilities are based on historical volatilities of our stock and the stock of comparable peer companies. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The simplified method of estimating expected term is used since we do not have significant historical exercise experience for our stock options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. Results may vary depending on the assumptions applied within the model.

We recorded compensation expense of $11.2 million for the year ended December 31, 2013 for stock options. As of December 31, 2013, there was $22.9 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted stock and restricted stock units generally vest on the grant anniversary date ratably over a period of three years for those issued to directors and 25% per year for all other issuances. Restricted stock and restricted stock unit vesting is dependent upon continued service with forfeiture of all unvested restricted stock and/or restricted stock units upon termination, unless in the case of death or disability, in which case all restricted stock is immediately vested. Restricted stock and restricted stock unit awards are issued and measured at market value on the date of grant.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Compensation expense related to restricted stock and restricted stock unit awards for the year ended December 31, 2013 was $2.0 million, and unrecognized compensation expense related to non-vested restricted stock and restricted stock unit awards was approximately $8.7 million at December 31, 2013 and will be recognized over a weighted-average period of 3.0 years.

Performance-based share units (“PSUs”) vest over a period of four years following the date of grant, and 25% of the grant is earned or forfeited on each grant anniversary date, subject to certification of the performance criteria by the Board of Directors. The number of units that actually vest will be determined for each year based on the achievement of certain Company performance criteria set forth in the award agreement and may range from zero to 200% of the annual target grant. PSUs that do not vest based on failure to satisfy the stated performance criteria for any annual period are forfeited. In addition to the satisfaction of the performance criteria for the PSUs, vesting is dependent upon continued service with forfeiture of all unvested PSUs upon termination, unless in the case of death or disability, in which case a pro rata portion of the target number of PSUs are eligible to immediately vest based on actual performance during the performance period. The PSUs are settled in shares of common stock, with holders receiving one share of common stock for each performance-based share unit that vests. The fair value of PSUs is based on market value of our common stock on the grant date. Compensation expense for PSUs is recognized over the vesting period when it is probable the performance criteria will be achieved.

Compensation expense recognized in Net income for the year ended December 31, 2013 was $0.7 million for PSUs. None of our outstanding PSUs vested during the year ended December 31, 2013. Unrecognized compensation expense related to non-vested PSUs was immaterial at December 31, 2013.

The benefits of tax deductions in excess of recognized compensation cost, if any, are reported as an increase or decrease in operating cash flows, with the offsetting increase or decrease reported within financing cash flows.

Income Taxes

In determining net income for financial statement purposes, we make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities as well as in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. We record valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Recently Issued Financial Accounting Standards

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2013-05”). Under ASU No. 2013-05, which clarifies existing U.S. GAAP guidance, an entity would recognize cumulative translation adjustments in earnings when it ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. However, when an entity sells either a part or all of its investment in a consolidated foreign entity, an entity would recognize cumulative translation adjustments in earnings only if the parent no longer has a controlling financial interest in the foreign entity as a result of the sale. In the case of sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustments attributable to the equity method investment would be recognized in earnings upon sale of the equity method investment. In addition, cumulative translation adjustments would be recognized in earnings upon a business combination achieved in stages such as a step acquisition. ASU No. 2013-05 is effective for public companies for fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years, with early adoption permitted. We adopted ASU No. 2013-05 effective January 1, 2014 with prospective application to the derecognition of any foreign entity subsidiaries, groups of assets or investments in foreign entities completed on or after January 1, 2014. The impact of ASU No. 2013-05 on our financial position, results of operations and cash flows is dependent on future transactions resulting in derecognition of our foreign assets, subsidiaries or investments in foreign entities completed on or after adoption.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2013-11”). Under ASU No. 2013-11, an entity is required to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. ASU No. 2013-11 is effective for public companies for fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years, with early adoption permitted. ASU No. 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively. This guidance did not have an impact upon adoption at January 1, 2014 on our financial position, results of operations or cash flows as we currently present unrecognized tax benefits net of deferred tax assets where applicable.

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

Interest Rate Risk

At December 31, 2013 and 2012, our total debt was approximately $1.4 billion and $1.5 billion, respectively. For fixed-rate debt, interest rate changes affect the fair value of debt. However, for variable-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant. Our current exposure to interest rate fluctuations includes OSI’s borrowings under its Credit Facilities and the floating rate component of the first mortgage loan in New PRP’s 2012 CMBS Loan that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate and the 30-day LIBOR rate, respectively, plus an applicable borrowing margin. We manage our interest rate risk by offsetting some of our variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use an interest rate cap to limit the volatility of the floating rate component of the first mortgage loan in New PRP’s 2012 CMBS Loan.

We had $435.8 million and $445.2 million of fixed-rate debt outstanding, excluding the debt discount, on New PRP’s 2012 CMBS Loan at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, we had $983.7 million and $1.0 billion, respectively, of aggregate variable-rate debt outstanding on OSI’s senior secured credit facilities and New PRP’s 2012 CMBS Loan. At December 31, 2013 and 2012, we also had $193.4 million and $183.8 million, respectively, in available unused borrowing capacity under OSI’s revolving credit facility (after giving effect to undrawn letters of credit of approximately $31.6 million and $41.2 million respectively).  Based on $983.7 million of outstanding variable-rate debt at December 31, 2013, an increase of one percentage point on January 1, 2014, would cause an increase to cash interest expense of approximately $9.8 million per year.

If a one percentage point increase in interest rates were to occur over the next four quarters, such an increase would result in the following additional interest expense, assuming the current borrowing level remains constant (in thousands):

	PRINCIPAL OUTSTANDING AT DECEMBER 31, 2013	ADDITIONAL INTEREST EXPENSE

		Q1	Q2	Q3	Q4
VARIABLE-RATE DEBT		2014	2014	2014	2014
Senior secured term loan B facility, interest rates of 3.50% at December 31, 2013 (1) (2)	$935,000	$2,338	$2,338	$2,338	$2,338
Floating rate component of mortgage loan, interest rate of 3.37% at December 31, 2013 (2) (3)	48,697	122	122	122	122
Total	$983,697	$2,460	$2,460	$2,460	$2,460
____________________

(1)	Represents an obligation of OSI.

(2)
The senior secured term loan B facility contains interest rate floors of 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate, and the floating rate component of the first mortgage loan contains an interest rate floor of 1% for the 30-day LIBOR. The interest rate floors have not been considered in the table above; however, there would be no increase in interest expense until the respective variable interest rates exceed the stated floor amounts.

(3)	Represents an obligation of New PRP.

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

BLOOMIN’ BRANDS, INC.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposures to foreign currency exchange risk are primarily related to fluctuations in the South Korean Yen and the Brazilian Real relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than the markets identified above and franchised locations, from which we collect royalties in local currency. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. Historically, we have chosen not to hedge foreign currency risks related to our foreign currency denominated earnings through the use of financial instruments. A 10% change in average foreign currency rates against the U.S. dollar during the year ended December 31, 2013 would have increased or decreased our Total revenues and Net income for our consolidated foreign entities by approximately $38.2 million and $1.2 million, respectively. We expect the impact of average foreign currency rates against the U.S. dollar will result in a larger effect on Total revenues and Net income in future periods due to the acquisition of a controlling interest in our Brazilian operations.

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

In addition to the market risks identified above, we are subject to business risk as our U.S. beef supply is highly dependent upon a limited number of vendors. In 2013, we purchased more than 90% of our beef raw materials from four beef suppliers that represent approximately 90% of the total beef marketplace in the U.S. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. If these vendors were unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bloomin’ Brands, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

BLOOMIN’ BRANDS, INC.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Outback Steakhouse Restaurantes Brasil S.A. from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded Outback Steakhouse Restaurantes Brasil S.A. from our audit of internal control over financial reporting. Outback Steakhouse Restaurantes Brasil S.A. is a majority-owned subsidiary of the Company whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represented 6.3% and less than 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Tampa, FL
March 3, 2014

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$209,871	$261,690
Current portion of restricted cash	3,364	4,846
Inventories	80,613	78,181
Deferred income tax assets	70,802	39,774
Other current assets, net	119,381	103,321
Total current assets	484,031	487,812
Restricted cash	25,055	15,243
Property, fixtures and equipment, net	1,634,130	1,506,035
Investments in and advances to unconsolidated affiliates, net	—	36,748
Goodwill	346,253	270,972
Intangible assets, net	617,133	551,779
Deferred income tax assets	2,392	2,532
Other assets, net	165,180	145,432
Total assets	$3,274,174	$3,016,553

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2013	2012
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$164,619	$131,814
Accrued and other current liabilities	194,346	192,284
Current portion of partner deposits and accrued partner obligations	12,548	14,771
Unearned revenue	359,443	329,518
Current portion of long-term debt	13,546	22,991
Total current liabilities	744,502	691,378
Partner deposits and accrued partner obligations	78,116	85,762
Deferred rent	105,963	87,641
Deferred income tax liabilities	150,582	195,874
Long-term debt, net	1,405,597	1,471,449
Other long-term liabilities, net	284,721	264,244
Total liabilities	2,769,481	2,796,348
Commitments and contingencies (see Note 19)
Mezzanine Equity
Redeemable noncontrolling interests	21,984	—
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 124,784,124 and 121,148,451 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,248	1,211
Additional paid-in capital	1,068,705	1,000,963
Accumulated deficit	(565,154)	(773,085)
Accumulated other comprehensive loss	(26,418)	(14,801)
Total Bloomin’ Brands stockholders’ equity	478,381	214,288
Noncontrolling interests	4,328	5,917
Total stockholders’ equity	482,709	220,205
Total liabilities, mezzanine equity and stockholders’ equity	$3,274,174	$3,016,553

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Revenues
Restaurant sales	$4,089,128	$3,946,116	$3,803,252
Other revenues	40,102	41,679	38,012
Total revenues	4,129,230	3,987,795	3,841,264
Costs and expenses
Cost of sales	1,333,842	1,281,002	1,226,098
Labor and other related	1,157,622	1,117,624	1,094,117
Other restaurant operating	964,279	918,522	890,004
Depreciation and amortization	164,094	155,482	153,689
General and administrative	268,928	326,473	291,124
Recovery of note receivable from affiliated entity	—	—	(33,150)
Provision for impaired assets and restaurant closings	22,838	13,005	14,039
Income from operations of unconsolidated affiliates	(7,730)	(5,450)	(8,109)
Total costs and expenses	3,903,873	3,806,658	3,627,812
Income from operations	225,357	181,137	213,452
Loss on extinguishment and modification of debt	(14,586)	(20,957)	—
Gain on remeasurement of equity method investment	36,608	—	—
Other (expense) income, net	(246)	(128)	830
Interest expense, net	(74,773)	(86,642)	(83,387)
Income before (benefit) provision for income taxes	172,360	73,410	130,895
(Benefit) provision for income taxes	(42,208)	12,106	21,716
Net income	214,568	61,304	109,179
Less: net income attributable to noncontrolling interests	6,201	11,333	9,174
Net income attributable to Bloomin’ Brands	$208,367	$49,971	$100,005

Net income	$214,568	$61,304	$109,179
Other comprehensive income:
Foreign currency translation adjustment	(17,597)	7,543	(2,711)
Reclassification of accumulated foreign currency translation adjustment for previously held equity investment	5,980	—	—
Comprehensive income	202,951	68,847	106,468
Less: comprehensive income attributable to noncontrolling interests	6,201	11,333	9,174
Comprehensive income attributable to Bloomin’ Brands	$196,750	$57,514	$97,294

Earnings per share:
Basic	$1.69	$0.45	$0.94
Diluted	$1.63	$0.44	$0.94
Weighted average common shares outstanding:
Basic	122,972	111,999	106,224
Diluted	128,074	114,821	106,689

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS (1)	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2010	106,573	$1,066	$871,963	$(922,630)	$(19,633)	$13,323	$(55,911)
Net income	—	—	—	100,005	—	9,174	109,179
Foreign currency translation adjustment	—	—	—	—	(2,711)	—	(2,711)
Stock-based compensation	—	—	3,907	—	—	—	3,907
Issuance of notes receivable due from stockholders	—	—	(1,082)	—	—	—	(1,082)
Repayments of notes receivable due from stockholders	—	—	3	—	—	—	3
Distributions to noncontrolling interests	—	—	(38)	—	—	(13,050)	(13,088)
Balance, December 31, 2011	106,573	$1,066	$874,753	$(822,625)	$(22,344)	$9,447	$40,297
Net income	—	—	—	49,971	—	11,333	61,304
Foreign currency translation adjustment	—	—	—	—	7,543	—	7,543
Issuance of common stock in connection with initial public offering	14,197	142	142,100	—	—	—	142,242
Exercises of stock options	136	1	883	—	—	—	884
Stock-based compensation	—	—	21,671	—	—	—	21,671
Repurchase of common stock	(36)	(1)	316	(431)	—	—	(116)
Issuance of restricted stock	314	3	—	—	—	—	3
Forfeiture of restricted stock	(36)	—	(138)	—	—	—	(138)
Issuance of notes receivable due from stockholders	—	—	(587)	—	—	—	(587)
Repayments of notes receivable due from stockholders	—	—	1,661	—	—	—	1,661
Purchase of limited partnership and joint venture interests	—	—	(39,696)	—	—	(886)	(40,582)
Distributions to noncontrolling interests	—	—	—	—	—	(13,977)	(13,977)
Balance, December 31, 2012	121,148	$1,211	$1,000,963	$(773,085)	$(14,801)	$5,917	$220,205

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS (1)	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2012	121,148	$1,211	$1,000,963	$(773,085)	$(14,801)	$5,917	$220,205
Net income	—	—	—	208,367	—	6,470	214,837
Foreign currency translation adjustment	—	—	—	—	(17,597)	—	(17,597)
Reclassification of accumulated foreign currency translation adjustment for previously held equity investment	—	—	—	—	5,980	—	5,980
Release of valuation allowance related to purchases of limited partnerships and joint venture interests	—	—	15,669	—	—	—	15,669
Exercises of stock options	3,381	34	27,752	—	—	—	27,786
Stock-based compensation	—	—	14,185	—	—	—	14,185
Repurchase of common stock	(21)	—	—	(436)	—	—	(436)
Excess tax benefit on stock-based compensation	—	—	4,363	—	—	—	4,363
Issuance of restricted stock	312	3	—	—	—	—	3
Forfeiture of restricted stock	(36)	—	(56)	—	—	—	(56)
Repayments of notes receivable due from stockholders	—	—	5,829	—	—	—	5,829
Distributions to noncontrolling interests	—	—	—	—	—	(8,059)	(8,059)
Balance, December 31, 2013	124,784	$1,248	$1,068,705	$(565,154)	$(26,418)	$4,328	$482,709
____________________

(1)
Net income attributable to noncontrolling interests for the year ended December 31, 2013 excludes $0.3 million due to the Redeemable noncontrolling interests related to the Company’s subsidiaries in Brazil and China, which are reported in the Mezzanine equity section in the Consolidated Balance Sheet at December 31, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Cash flows provided by operating activities:
Net income	$214,568	$61,304	$109,179
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	164,094	155,482	153,689
Amortization of deferred financing fees	3,574	8,222	12,297
Amortization of capitalized gift card sales commissions	23,826	21,136	18,058
Provision for impaired assets and restaurant closings	22,838	13,005	14,039
Accretion on debt discounts	2,451	880	663
Stock-based and other non-cash compensation expense	21,589	44,778	39,228
Income from operations of unconsolidated affiliates	(7,730)	(5,450)	(8,109)
Deferred income tax benefit	(83,603)	(7,442)	(175)
Loss on disposal of property, fixtures and equipment	1,441	2,141	1,987
Gain on life insurance and restricted cash investments	(5,284)	(5,150)	(126)
Loss on extinguishment and modification of debt	14,586	20,957	—
Gain on remeasurement of equity method investment	(36,608)	—	—
(Gain) loss on disposal of business	—	(3,500)	4,331
Recovery of note receivable from affiliated entity	—	—	(33,150)
Recognition of deferred gain on sale-leaseback transaction	(2,135)	(1,610)	—
Excess tax benefits from stock-based compensation	(4,363)	—	—
Change in assets and liabilities:
Decrease (increase) in inventories	3,768	(8,577)	(10,525)
Increase in other current assets	(28,336)	(13,746)	(60,858)
(Increase) decrease in other assets	(259)	4,034	8,209
Increase in accounts payable and accrued and other current liabilities	10,192	4,687	32,875
Increase in deferred rent	20,618	17,064	12,510
Increase in unearned revenue	29,634	29,621	30,623
Increase (decrease) in other long-term liabilities	12,403	2,255	(2,295)
Net cash provided by operating activities	377,264	340,091	322,450
Cash flows (used in) provided by investing activities:
Purchases of life insurance policies	(4,159)	(6,451)	(2,027)
Proceeds from sale of life insurance policies	1,239	—	2,638
Proceeds from disposal of property, fixtures and equipment	3,223	4,529	2,150
Proceeds from sale-leaseback transaction	—	192,886	—
Acquisition of business, net of cash acquired	(100,319)	—	—
Proceeds from sale of a business	—	3,500	10,119
Capital expenditures	(237,214)	(178,720)	(120,906)
Decrease in restricted cash	29,210	84,270	86,579
Increase in restricted cash	(38,117)	(80,070)	(83,148)
Royalty termination fee	—	—	(8,547)
Net cash (used in) provided by investing activities	$(346,137)	$19,944	$(113,142)

		(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Cash flows used in financing activities:
Proceeds from issuance of senior secured term loan B	$—	$990,000	$—
Extinguishment and modification of senior secured term loan	—	(1,004,575)	—
Proceeds from issuance of 2012 CMBS Loan	—	495,186	—
Repayments of long-term debt	(80,805)	(46,868)	(25,189)
Extinguishment of CMBS loan	—	(777,563)	—
Extinguishment of senior notes	—	(254,660)	—
Proceeds from borrowings on revolving credit facilities	100,000	111,000	33,000
Repayments of borrowings on revolving credit facilities	(100,000)	(144,000)	(78,072)
Collection of note receivable from affiliated entity	—	—	33,300
Financing fees	(12,519)	(18,983)	(2,222)
Proceeds from the issuance of common stock in connection with initial public offering	—	142,242	—
Proceeds from the exercise of stock options	27,786	884	—
Distributions to noncontrolling interests	(8,059)	(13,977)	(13,088)
Purchase of limited partnership and joint venture interests	—	(40,582)	—
Repayments of partner deposits and accrued partner obligations	(23,286)	(25,397)	(35,950)
Issuance of notes receivable due from stockholders	—	(587)	(1,082)
Repayments of notes receivable due from stockholders	5,829	1,661	3
Repurchase of common stock	(436)	—	—
Excess tax benefits from stock-based compensation	4,363	—	—
Net cash used in financing activities	(87,127)	(586,219)	(89,300)
Effect of exchange rate changes on cash and cash equivalents	4,181	5,790	(3,460)
Net (decrease) increase in cash and cash equivalents	(51,819)	(220,394)	116,548
Cash and cash equivalents at the beginning of the period	261,690	482,084	365,536
Cash and cash equivalents at the end of the period	$209,871	$261,690	$482,084
Supplemental disclosures of cash flow information:
Cash paid for interest	$71,397	$78,216	$72,099
Cash paid for income taxes, net of refunds	33,673	24,276	27,699
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$1,875	$6,434	$5,764
Acquisition of property, fixtures and equipment through accounts payable or capital lease liabilities	3,050	8,006	8,683
Release of valuation allowance through additional paid-in capital related to purchases of limited partnerships and joint venture interests	15,669	—	—

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation

Bloomin’ Brands, Inc. (“Bloomin’ Brands” or the “Company”) was formed by an investor group comprising funds advised by Bain Capital Partners, LLC (“Bain Capital”), Catterton Management Company, LLC (“Catterton”), Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (the “Founders”) and certain members of management. On June 14, 2007, Bloomin’ Brands acquired OSI Restaurant Partners, Inc. by means of a merger and related transactions (the “Merger”). At the time of the Merger, OSI Restaurant Partners, Inc. was converted into a Delaware limited liability company named OSI Restaurant Partners, LLC (“OSI”). In connection with the Merger, Bloomin’ Brands implemented a new ownership and financing arrangement for some of its restaurant properties, pursuant to which Private Restaurant Properties, LLC (“PRP”), a wholly-owned subsidiary of Bloomin’ Brands, acquired 343 restaurant properties from OSI and leased them back to subsidiaries of OSI. OSI remains the Company’s primary operating entity and New Private Restaurant Properties, LLC, another indirect wholly-owned subsidiary of the Company, continues to lease certain of the Company-owned restaurant properties to OSI’s subsidiaries. On August 13, 2012, the Company completed an initial public offering (the “IPO”) of its common stock (see Note 17).

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

2.           Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts and operations of Bloomin’ Brands and its wholly-owned subsidiaries, including OSI, PRP and New Private Restaurant Properties, LLC. New Private Restaurant Properties, LLC and two of the Company’s other indirect wholly-owned subsidiaries are collectively referred to as New PRP. All intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates variable interest entities in which the Company is deemed to have a controlling financial interest as a result of the Company having: (1) the power to direct the activities that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses or the right to receive the benefits that could potentially be significant to the variable interest entity. If the Company has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the operations of the variable interest entity are included in the consolidated financial statements.

The Company is a franchisor of 164 restaurants as of December 31, 2013, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. These franchise relationships are not deemed variable interest entities and are not consolidated.

Historically, the equity method of accounting has been used for investments in affiliated companies in which the Company was not in control, the Company’s interest was generally between 20% and 50% and the Company had the ability to exercise significant influence over the entity. The Company’s share of earnings or losses of affiliated companies accounted for under the equity method was recorded in Income from operations of unconsolidated affiliates in its Consolidated Statements of Operations and Comprehensive Income. Prior to November 1, 2013, the Company held a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”) through a joint venture arrangement with PGS Participações Ltda (“PGS Par”). The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback Steakhouse restaurants in Brazil. Effective November 1, 2013, the Company acquired a controlling

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

interest in the Brazilian Joint Venture resulting in the consolidation of this entity (see Note 3). Prior to the acquisition, the Company accounted for the Brazilian Joint Venture under the equity method of accounting (see Note 8).

To ensure timely reporting, the Company elected to consolidate the results of its Brazilian operations on a one-month lag effective as of the acquisition date. Accordingly, the Brazilian operating results will be consolidated for only a one-month post-acquisition period ended November 30, 2013. There were no intervening events that would materially affect the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2013.

Fiscal Year End

On January 3, 2014, the Board of Directors approved a change in the Company’s fiscal year end from a calendar year ending on December 31 to a 52-53 week year ending on the last Sunday in December, effective beginning with fiscal year 2014. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53 week fiscal year will occur in fiscal year 2017. The Company will make the fiscal year change on a prospective basis and will not adjust operating results for prior periods. The change to the Company’s fiscal year does not impact the full year results for fiscal year 2013 ending on December 31, 2013, which are reported on a calendar year. However, the change will impact the prior year comparability of each of the Company’s fiscal quarters and annual period in 2014. The Company believes this change will provide numerous benefits, including aligning the Company’s reporting periods to be more consistent with peer restaurant companies and improving comparability between periods by removing the effect of trading day on Restaurant sales and operating margins.

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

Cash and Cash Equivalents

Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less. Cash and cash equivalents include $35.1 million and $56.4 million as of December 31, 2013 and 2012, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s non-derivative financial instruments at December 31, 2013 and 2012 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The fair value of debt is determined based on quoted market prices in inactive markets and discounted cash flows of debt instruments, as well as assumptions derived from current conditions in the real estate and credit environments, changes in the underlying collateral and expectations of management. These inputs represent assumptions impacted by economic conditions and management expectations and may change in the future based on period-specific facts and circumstances (see Note 14).

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

Inventories

Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company periodically makes advance purchases of various inventory items to ensure adequate supply or to obtain favorable pricing. At December 31, 2013 and 2012, inventories included advance purchases of approximately $25.1 million and $31.7 million, respectively.

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

Restricted Cash

At December 31, 2013 and 2012, the current portion of restricted cash of $3.4 million and $4.8 million, respectively, was restricted for the payment of property taxes and the settlement of obligations in a rabbi trust for deferred compensation plans. The current portion of restricted cash at December 31, 2012 was also restricted for the fulfillment of certain provisions in New PRP’s commercial mortgage-backed securities loans. Long-term restricted cash at December 31, 2013 and 2012 of $25.1 million and $15.2 million, respectively, was restricted for the fulfillment of certain provisions in New PRP’s commercial mortgage-backed securities loans and at December 31, 2013, for a required escrow balance related to customary indemnifications associated with the acquisition of a controlling interest in the Brazilian Joint Venture.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Operating Leases

Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of the Company’s leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets. Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense. Lease termination fees, if any, and future obligated lease payments for closed locations are recorded as an expense in the period incurred.  Favorable and unfavorable lease assets and liabilities are amortized on a straight-line basis to rent expense over the remaining lease term.

Pre-Opening Expenses

Non-capital expenditures associated with opening new restaurants are expensed as incurred and are included in Other restaurant operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Impairment or Disposal of Long-Lived Assets

The Company assesses the potential impairment of amortizable intangibles, including trademarks, franchise agreements, reacquired franchise rights, favorable leases, and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In evaluating long-lived restaurant assets for impairment, the Company considers a number of factors such as:

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company incurred total long-lived asset impairment charges and restaurant closing expense of $22.8 million, $13.0 million and $14.0 million for the years ended December 31, 2013, 2012 and 2011, respectively (see Note 14). All impairment charges are recorded in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable. For assets that meet the held for sale criteria, the Company separately evaluates whether the assets also meet the requirements to be reported as discontinued operations. If the Company no longer had any significant continuing involvement with respect to the operations of the assets and cash flows were discontinued, it would classify the assets and related results of operations as discontinued. Assets whose sale is not probable within one year remain in Property, fixtures and equipment until their sale is probable within one year.  The Company had $1.0 million and $2.4 million of assets held for sale as of December 31, 2013 and 2012, respectively, recorded in Other current assets, net.

Generally, restaurant closure costs are expensed as incurred. When the Company ceases using the property rights under a non-cancelable operating lease, it records a liability for the net present value of any remaining lease obligations net of estimated sublease income that can reasonably be obtained for the property. The associated expense is recorded in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income.  Any subsequent adjustments to the liability from changes in estimates are recorded in the period incurred.

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

Prior to performing a quantitative test comparing the fair value of the reporting units to their carrying amounts, the Company may elect to perform a qualitative assessment. This qualitative assessment is referred to as a “step zero” approach and allows the Company the option to assess qualitative factors to determine whether the existence of events

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In considering the step zero approach, the Company evaluates factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability and the overall financial performance of the reporting units. If, based on the review of the qualitative factors, the Company determines there is sufficient evidence to support a more likely than not (greater than 50%) probability that the fair value of a reporting unit is greater than its carrying value, the Company may skip the two-step impairment test.

The Company may elect to forgo step zero and proceed to the first step of the impairment test for goodwill and other indefinite-lived intangible assets. The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure a goodwill impairment loss, if any. This step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. The impairment test for trade names involves comparing the fair value of the trade name, as determined through a relief from royalty method, to its carrying value.

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

The Company performed its annual impairment test in the second quarter of 2013 and determined at that time that none of its five reporting units with remaining goodwill were at risk for goodwill impairment since the qualitative assessment performed did not identify the existence of events or circumstances that indicated that it was more likely than not that the fair value of a reporting unit was less than its carrying amount. The Company did not record any goodwill or indefinite-lived intangible asset impairment charges during the years ended December 31, 2013, 2012 and 2011.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Construction in Progress

The Company capitalizes direct and indirect internal costs clearly associated with the acquisition, development, design and construction of Company-owned restaurant locations and information technology development projects as these costs have a future benefit to the Company. Upon restaurant opening, these costs are depreciated and charged to expense based upon their classification within Property, fixtures and equipment. Internal costs of $9.1 million and $2.4 million were capitalized during the years ended December 31, 2013 and 2012, respectively. Internal costs incurred for the year ended December 31, 2011 were not material to the Company’s consolidated financial statements. The amount of interest capitalized in connection with restaurant construction was immaterial in all periods.

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

The Company defers revenue for gift cards, which do not have expiration dates, until redemption by the customer. The Company also recognizes gift card “breakage” revenue for gift cards when the likelihood of redemption by the customer is remote, which the Company determined are those gift cards issued on or before three years prior to the balance sheet date. The Company recorded breakage revenue of $16.3 million, $13.3 million and $11.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Breakage revenue is recorded as a component of Restaurant sales in the Consolidated Statements of Operations and Comprehensive Income.

Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. Gift card sales commissions paid to third-party providers are initially capitalized and subsequently recognized as Other restaurant operating expenses upon redemption of the associated gift card. Deferred expenses were $12.0 million and $10.9 million as of December 31, 2013 and 2012, respectively, and were reflected in Other current assets, net in the Company’s Consolidated Balance Sheets. Gift card sales that are accompanied by a bonus gift card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale. Revenue is recorded when the bonus card is redeemed at a value based on the estimated fair market value of the bonus card.

The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and reports such amounts under the net method in its Consolidated Statements of Operations and Comprehensive Income. Accordingly, these taxes are not included in revenue.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Advertising Costs

Advertising production costs are expensed in the period when the advertising first occurs. All other advertising costs are expensed in the period in which the costs are incurred. The total amounts charged to advertising expense were $182.4 million, $170.6 million and $161.4 million, for the years ended December 31, 2013, 2012 and 2011, respectively, and were recorded in Other restaurant operating expenses in the Consolidated Statements of Operations and Comprehensive Income.

Research and Development Expenses

Research and development expenses are expensed as incurred in General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.  The Company recorded research and development expenses of $6.4 million, $7.3 million and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. These costs consist primarily of payroll and payroll related tax and benefit costs that are incurred in connection with the development of restaurant designs and menu offerings.

Foreign Currency Translation and Transactions

For all significant non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates for the reporting period. The effect of gains and (losses) from translation adjustments of approximately ($17.6) million, $7.5 million and ($2.7) million are included as a separate component of Accumulated other comprehensive loss in the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011, respectively. Accumulated other comprehensive loss contained only foreign currency translation adjustments as of December 31, 2013 and 2012.

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

Foreign currency transaction losses and gains are recorded in Other (expense) income, net in the Company’s Consolidated Statements of Operations and Comprehensive Income and were a net (loss) gain of ($0.2) million, ($0.1) million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A valuation allowance may reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing feasible tax planning strategies in assessing the need for a valuation allowance. Judgments made regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If the assumptions and estimates change in the future, a valuation allowance may increase or decrease, resulting in a respective increase or decrease in income tax expense.

The Noncontrolling interests include or exclude a provision or liability for income taxes for affiliated entities that are subject to domestic or foreign tax jurisdictions based on the entity’s corporate structure. For noncontrolling interests that exclude a provision or liability for income taxes, any tax liability related thereto is the responsibility of the holder of the noncontrolling interest.

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

Managing and chef partners that are eligible to participate in a deferred compensation program receive an unsecured promise of a cash contribution (see Note 5). An area operating partner’s interest in the partnership (the “Management Partnership”) that provides management and supervisory services to his or her restaurant may be purchased, at the Company’s option, after the restaurant has been open for a five-year period based on the terms specified in the agreement. For those area operating partners with restaurants that opened on or after January 1, 2012, a bonus will be paid after the restaurant has been open for a five-year period based on the terms specified in the agreement.  The Company estimates future bonuses and purchases of area operating partners’ interests, as well as deferred compensation obligations to managing and chef partners, using current and historical information on restaurant performance and records the partner obligations in Partner deposits and accrued partner obligations in its Consolidated Balance Sheets. Deferred compensation expenses for managing and chef partners are included in Labor and other related expenses and bonus and buyout expenses for area operating partners are included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Stock-based Compensation

Upon completion of the Company’s IPO, the Bloomin’ Brands, Inc. 2012 Incentive Award Plan (the “2012 Equity Plan”) was adopted, and no further awards were or will be made under the Company’s 2007 Equity Incentive Plan (the “2007 Equity Plan”). The 2012 Equity Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards to Company management and other key employees. The Company accounts for its stock-based employee compensation using a fair value-based method of accounting.

The Company uses the Black-Scholes option pricing model to estimate the weighted-average grant date fair value of stock options granted. Expected volatilities are based on the historical volatilities of the Company’s stock and the stock of comparable peer companies. The expected term of options granted represents the period of time that they are expected to be outstanding. The simplified method of estimating expected term is used since the Company does not have significant historical exercise experience for its stock options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. Results may vary depending on the assumptions applied within the model. Restricted stock, restricted stock units and performance-based stock units are issued and measured at market value on the grant date. The benefits of tax deductions in excess of recognized

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

compensation cost, if any, are reported as an increase or decrease in operating cash flows, with the offsetting increase or decrease reported within financing cash flows.

Redeemable Noncontrolling Interests

The Company consolidates subsidiaries in Brazil and China, each of which have noncontrolling interests that are permitted to deliver subsidiary shares in exchange for cash at a future date. The Company believes that it is probable that the noncontrolling interests will become redeemable.

The Redeemable noncontrolling interests are reported at their estimated redemption value measured as the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest adjusted for cumulative earnings or loss allocations. The resulting increases or decreases to fair value, if applicable, are recognized as adjustments to Retained earnings, or in the absence of Retained earnings, Additional paid-in capital. The estimated fair value of Redeemable noncontrolling interests are measured quarterly using the income approach, based on a discounted cash flow methodology, with projected cash flows as the significant input.

As of December 31, 2013, the Company allocated Net income attributable to noncontrolling interests and performed a subsequent measurement of the redemption amount for Redeemable noncontrolling interests. During the year ended December 31, 2013, the difference between the recorded Redeemable noncontrolling interests and the redemption value was nominal and, therefore, no fair value adjustment was recorded. The Redeemable noncontrolling interests are classified in Mezzanine equity in the Company’s Consolidated Balance Sheet.

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares that were outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of restricted stock, restricted stock units, performance-based share units and stock options, using the treasury stock method. Performance-based share units are considered dilutive when the related performance criterion has been met.

Segment Reporting

The Company operates restaurants under five brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods, and the Company believes it meets the criteria for aggregating its six operating segments, which are the five brands and the Company’s international Outback Steakhouse operations, into a single reporting segment in accordance with the applicable accounting guidance. Approximately 9%, 8% and 9% of the Company’s total revenues for the years ended December 31, 2013, 2012 and 2011, respectively, were attributable to operations in foreign countries and Guam. Approximately 7%, 3% and 2% of the Company’s total long-lived assets, excluding goodwill and intangible assets, were located in foreign countries where the Company holds assets as of December 31, 2013, 2012 and 2011, respectively.

Reclassifications

The Company has reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the fiscal year ended December 31, 2013. These reclassifications had no effect on previously reported net income.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Recently Adopted Financial Accounting Standards

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

3.     Acquisitions

Acquisition of Controlling Interest in the Company’s Brazilian Operations

On October 31, 2013, the Company entered into a Quota Purchase and Sale Agreement (the “Purchase Agreement”), by and between the Company, Outback Steakhouse Restaurantes Brasil S.A. (“OB Brasil”) (formerly known as Bloom Holdco Participações Ltda.), PGS Par, the equity holders of PGS Par (the “Sellers”), the Brazilian Joint Venture, and Bloom Participações Ltda., parent company of OB Brasil. Pursuant to the Purchase Agreement, effective November 1, 2013, the Company, through its wholly-owned subsidiary, OB Brasil, completed the acquisition of a controlling interest in the Brazilian Joint Venture by purchasing 80% of the issued and outstanding capital stock of PGS Par, the Company’s joint venture partner which previously held a 50% interest in the Brazilian Joint Venture (the “Acquisition”). Prior to the Acquisition, the Company held the other 50% interest in the Brazilian Joint Venture. As a result of the Acquisition, the Company now holds a 90% interest in the Brazilian Joint Venture, which was subsequently merged with OB Brasil. OB Brasil operates Outback Steakhouse restaurants in Brazil (the “Business”). The acquisition of a controlling interest

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

in the Company’s Brazilian operations allows it to participate in what it believes are the ongoing and significant growth opportunities in Brazil and supports the Company’s international development growth strategy.

The Company completed the Acquisition for total consideration of R$240.8 million (BRL) (or approximately $110.4 million) in cash. The Company financed the Acquisition primarily with borrowings of $100.0 million on its existing revolving credit facility and available cash. The revolving credit facility borrowings were subsequently repaid in full prior to December 31, 2013. Approximately $1.8 million of acquisition-related costs have been reported in General and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2013.

The Company accounted for the Acquisition as a business combination utilizing the step acquisition method. As such, the previously held equity interest was remeasured at fair value and the difference between the fair value and the carrying value of the equity interest held and the resulting gain on remeasurement to fair value of the previously held equity investment in the Brazilian Joint Venture in the amount of $36.6 million has been included in Gain on remeasurement of equity method investment in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2013. Approximately $6.0 million of the gain related to an accumulated foreign currency translation adjustment associated with the previously held equity investment that has been included as a separate component of Accumulated other comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2013.

The Acquisition resulted in a noncontrolling interest of 10% being retained by the Sellers. The Purchase Agreement provides the Sellers with options to sell their remaining interests in the Business to OB Brasil (the “put options”) and provides OB Brasil with options to purchase such remaining interests (the “call options” and together with the put options, the “Options”), in various amounts and at various times from 2015 through 2018, subject to acceleration in certain circumstances. The purchase price under each of the Options is based on a multiple of the earnings before interest, taxes, depreciation and amortization of the Business, subject to a fair market value adjustment, as determined at the time of exercise pursuant to the Purchase Agreement. Under the accounting guidance, these Options are embedded features within the noncontrolling interest that require the noncontrolling interest to be classified within the balance sheet as redeemable equity interest. Therefore, at the acquisition date, the fair value of the redeemable portion of the noncontrolling interest was reclassified as temporary, or mezzanine equity, presented in the Company’s Consolidated Balance Sheet between Total liabilities and Stockholders’ Equity. The fair value of the redeemable noncontrolling interest in OB Brasil on the date of the Acquisition was $22.4 million and was determined based on 10% of the enterprise value discounted for lack of control and marketability. At December 31, 2013, Redeemable noncontrolling interest for OB Brasil is $22.5 million in the Company’s Consolidated Balance Sheet.

The Purchase Agreement also contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties, covenants and obligations, and certain other designated matters.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the Acquisition (in thousands):

Cash and cash equivalents	$10,124
Inventories	6,607
Other current assets, net	14,984
Property, fixtures and equipment	81,038
Goodwill	135,701
Intangible assets	86,623
Other assets, net	4,535
Accounts payable	(7,782)
Accrued and other current liabilities	(17,486)
Current portion of partner deposits and accrued partner obligations	(729)
Long-term portion of partner deposits and accrued partner obligations	(4,482)
Deferred income taxes	(26,881)
Other long-term liabilities, net	(11,390)
270,862
Fair value of previously held equity investment	(138,054)
Remaining redeemable noncontrolling interests	(22,365)
Total purchase price	$110,443

The goodwill recognized of $135.7 million is attributable primarily to the potential for strategic future growth. The carrying value of historical goodwill associated with the Company’s former equity investment in this entity in the amount of $52.6 million was disposed in connection with the Acquisition. Approximately $80.1 million of the goodwill recognized is expected to be deductible for tax purposes.

The fair value of net intangible assets of $84.8 million has been allocated to the following two categories: (i) reacquired franchise rights and (ii) favorable and unfavorable leases. The reacquired franchise rights are amortized on a straight-line basis over the remaining life of each restaurants’ franchise agreement, without consideration of renewal. The favorable and unfavorable leases are amortized on a straight-line basis over the remaining lease term. The following table presents details of the purchased intangible assets and their remaining weighted-average amortization periods (in thousands, or as otherwise indicated):

	FAIR VALUE AMOUNT	WEIGHTED-AVERAGE AMORTIZATION PERIOD (IN YEARS)
Reacquired franchise rights	$82,389	14
Favorable leases	4,234	9
Unfavorable leases (1)	(1,798)	10
Total identified intangible assets, net	$84,825	14
____________________

(1)
Unfavorable leases are included in Other long-term liabilities, net in the table shown above summarizing the fair values of the assets acquired and liabilities assumed as of the date of the Acquisition.

To ensure timely reporting, the Company will consolidate the results of its Brazilian operations on a one-month lag effective as of the acquisition date. Accordingly, the Company’s operating results for 2013 will include the operating results of the Brazilian operations for only a one-month post-acquisition period ended November 30, 2013. Revenues and net income of OB Brasil for the one-month period included in the Company’s operating results for the year ended

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

December 31, 2013 were $23.7 million and $0.8 million, respectively. Prior to the Acquisition, the Company accounted for the unconsolidated joint venture under the equity method of accounting. Income and loss derived from the unconsolidated joint venture for periods prior to the acquisition are presented in Income from operations of unconsolidated affiliates in the Company’s Consolidated Statements of Operations and Comprehensive Income (see Note 8).

The following comparative unaudited pro forma results of operations information for the years ended December 31, 2013 and 2012 assumes the Acquisition occurred on January 1, 2012, and reflects the full results of operations for the years presented. The pro forma results have been prepared for comparative purposes only and do not indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting for the following items: (i) fair value and depreciable lives adjustments to property and equipment, (ii)elimination of royalty revenue and expense, (iii) reversal of equity method income in the Company’s operating results, (iv) reversal of professional fees associated with the Acquisition and (v) the related tax effects of these adjustments. The following unaudited pro forma results of operations information does not reflect the one-month reporting lag (in thousands, except per share data):

	PRO FORMA
	YEARS ENDED DECEMBER 31,
	2013	2012
	(unaudited)	(unaudited)
Total revenues	$4,360,571	$4,223,393
Net income attributable to Bloomin’ Brands	174,769	49,623
Earnings per share:
Basic	$1.42	$0.44
Diluted	1.36	0.43

Acquisition of Roy’s Joint Venture

Effective October 1, 2012, the Company purchased the remaining interests in the Roy’s joint venture from its joint venture partner, RY-8, Inc. (“RY-8”), for $27.4 million. This purchase price consisted of the assumption of RY-8’s $24.5 million line of credit guaranteed by OSI, forgiveness of $1.8 million in loans due from RY-8 to OSI and a $1.1 million cash payment. This transaction resulted in a $0.7 million reduction in Additional paid-in capital in the Company’s Consolidated Balance Sheet at December 31, 2012. In December 2012, the Company paid the $24.5 million outstanding balance on the line of credit assumed from RY-8 and the line of credit was terminated.

Acquisition of Limited Partnership Interests

During 2012, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 44 Bonefish Grill restaurants and 17 Carrabba’s Italian Grill restaurants for an aggregate purchase price of $39.5 million. The purchase price for each of the transactions was paid in cash by December 31, 2012. These transactions resulted in a $39.0 million reduction in Additional paid-in capital in the Company’s Consolidated Balance Sheet at December 31, 2012.

Effective January 1, 2014, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 37 Bonefish Grill restaurants for an aggregate purchase price of $17.2 million. These transactions are expected to result in a reduction of approximately $18.4 million in Additional paid-in capital in the first quarter of 2014.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth the effect of the limited partnership interests and Roy’s joint venture acquisition transactions on stockholders’ equity attributable to Bloomin’ Brands (in thousands):

	NET INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS AND TRANSFERS TO NONCONTROLLING INTERESTS

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Net income attributable to Bloomin’ Brands	$208,367	$49,971	$100,005
Transfers to noncontrolling interests:
Decrease in Bloomin’ Brands additional paid-in capital for purchase of
joint venture and limited partnership interests	—	(39,696)	—
Change from net income attributable to Bloomin’ Brands and transfers	$208,367	$10,275	$100,005
to noncontrolling interests

4.         Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Net income attributable to Bloomin’ Brands	$208,367	$49,971	$100,005

Basic weighted average common shares outstanding	122,972	111,999	106,224

Effect of diluted securities:
Stock options	4,902	2,738	399
Unvested restricted stock and restricted stock units	191	84	66
Unvested performance-based share units	9	—	—
Diluted weighted average common shares outstanding	128,074	114,821	106,689

Basic earnings per share	$1.69	$0.45	$0.94
Diluted earnings per share	$1.63	$0.44	$0.94

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Stock options	1,348	1,092	550
Unvested restricted stock and restricted stock units	12	—	—

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.            Stock-based and Deferred Compensation Plans

Stock-based Compensation Plans

Equity Compensation Plans

The Company has stock-based compensation awards outstanding under both the 2007 Equity Plan and the 2012 Equity Plan. A total of 13,200,000 shares were approved for stock options and restricted stock grants under the 2007 Equity Plan by the Board of Directors as of December 31, 2012. The maximum term of stock options granted under the 2007 Equity Plan is ten years. Upon completion of the Company’s IPO, the Company adopted the 2012 Equity Plan, and no further awards were or will be made under the 2007 Equity Plan.

The 2012 Equity Plan provides for grants of stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards determined by the Compensation Committee of the Board of Directors. The maximum number of shares of common stock available for issuance pursuant to the 2012 Equity Plan was initially 3,000,000 shares. As of the first business day of each fiscal year, the aggregate number of shares that may be issued pursuant to the 2012 Equity Plan automatically increases by a number equal to 2% of the total number of shares then issued and outstanding. In 2013, the maximum number of shares of common stock available for issuance increased to 5,422,969 shares. The 2012 Equity Plan provides that grants of performance awards will be made based upon, and subject to achieving, one or more performance measures over a performance period of not less than one year as established by the Compensation Committee of the Board of Directors. Unless terminated earlier, the 2012 Equity Plan will terminate ten years from its effective date.

Stock Options

Under the 2007 Equity Plan, stock options generally vest and become exercisable in 20% increments over a period of five years contingent on continued employee service. Shares acquired upon the exercise of stock options under the 2007 Equity Plan were generally subject to a stockholder’s agreement that contained a management call option that allowed the Company to repurchase all shares purchased through exercise of stock options upon termination of employment at any time prior to the earlier of an initial public offering or a change of control. If an employee’s termination of employment was a result of death or disability, by the Company other than for cause or by the employee for good reason, the Company was able to repurchase exercised stock under this call option at fair market value. If an employee’s termination of employment was by the Company for cause or by the employee without good reason, the Company was able to repurchase the stock under this call provision for the lesser of the exercise price or fair market value. Additionally, the holder of shares acquired upon the exercise of stock options was prohibited from transferring the shares to any person, subject to narrow exceptions, and if a permitted transfer occurred, the transferred shares remained subject to the management call option. As a result of the transfer restrictions and call option, the Company did not record compensation expense for stock options that contained the call option since employees were not able to realize monetary benefit from the options or any shares acquired upon the exercise of the options unless the employee was employed at the time of an initial public offering or change of control. Prior to the Company’s IPO in August 2012, there had not been any exercises of stock options by any employee, and generally all stock options of terminated employees with a call provision either expired or were forfeited.

Upon completion of the Company’s IPO, the Company recorded approximately $16.0 million of aggregate non-cash compensation expense with respect to (i) certain stock options held by its Chief Executive Officer (“CEO”) that become exercisable (to the extent then vested) if following the offering, the volume-weighted average trading price of the Company’s common stock is equal to or greater than specified performance targets over a six-month period and (ii) the time vested portion of outstanding stock options containing the management call option due to the automatic termination of the call option upon completion of the offering.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On July 1, 2011, the CEO was granted an option to purchase 550,000 shares of common stock under the 2007 Equity Plan in accordance with the terms of her employment agreement. This option has an exercise price of $10.03 per share and was subject to a modified form of the management call option that did not preclude the Company from recording compensation expense during the service period. This modified form of the management call option terminated upon completion of the Company’s IPO. These options vest and compensation expense is recorded equally over a five-year period on each anniversary of the grant date, contingent upon her continued employment with the Company.

Under the 2012 Equity Plan, stock options generally vest and become exercisable in 25% increments over a period of four years on the grant anniversary date contingent on continued employee service. Stock options have an exercisable life of no more than ten years from the date of grant.

The following table presents a summary of the Company’s stock option activity for the year ended December 31, 2013 (in thousands, except exercise price and contractual life):

	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2012	12,379	$7.99	6.7	$94,710
Granted	1,620	19.14
Exercised	(3,381)	8.24
Forfeited or expired	(608)	10.72
Outstanding at December 31, 2013	10,010	$9.54	6.6	$144,813
Vested and expected to vest at December 31, 2013	9,931	$9.50	6.5	$94,383
Exercisable at December 31, 2013	5,828	$7.03	5.6	$98,941

The total intrinsic value of stock options exercised during the years ended December 31, 2013 and 2012 was $42.7 million and $0.5 million, respectively. The Company received $27.8 million and $0.9 million in cash from the exercise of stock options during the years ended December 31, 2013 and 2012, respectively. The Company realized $4.3 million of excess tax benefits for tax deductions related to the exercise of stock options during the year ended December 31, 2013 and did not realize any such excess tax benefits during the year ended December 31, 2012 due to a valuation allowance and other tax credits available. The Company did not have any stock options exercised during the year ended December 31, 2011. The Company settles stock option exercises with authorized but unissued shares of the Company’s common stock.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $9.14, $6.93, and $6.02, respectively, and was estimated using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of options granted for the periods indicated:

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Weighted-average risk-free interest rate	1.22%	1.11%	2.09%
Dividend yield	—%	—%	—%
Expected term	6.3 years	6.5 years	6.5 years
Weighted-average volatility	48.6%	48.6%	54.8%

The Company recorded compensation expense of $11.2 million, $20.1 million and $2.2 million during the years ended December 31, 2013, 2012 and 2011, respectively, for stock options. The Company recognized $4.4 million in tax benefits for stock option compensation expense for the year ended December 31, 2013 and did not recognize any such tax benefits for the years ended December 31, 2012 and 2011 due to a valuation allowance and other tax credits available.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The total fair value of stock options that vested during the years ended December 31, 2013, 2012 and 2011 was $47.5 million, $66.5 million (of which $39.3 million related to stock options that would have vested in prior years without the management call option) and $3.7 million, respectively. As of December 31, 2013, there was $22.9 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Capitalized stock-based compensation costs for all award types were immaterial for the year ended December 31, 2013 and the Company did not capitalize any stock-based compensation costs during the years ended December 31, 2012 and 2011.

Restricted Stock and Restricted Stock Units

Restricted stock issued in 2007 to certain of the Company’s current and former executive officers and other members of management under the 2007 Equity Plan vested each June 14 through 2012.  As of December 31, 2012, a total of $5.8 million of loans and associated interest obligations to current and former executive officers and other members of management was outstanding and was recorded in Additional paid-in capital in the Company’s Consolidated Balance Sheet. All loans have been repaid in full as of May 31, 2013.

Restricted stock and restricted stock units generally vest on the grant anniversary date ratably over a period of three years for those issued to directors and 25% per year for all other issuances. Restricted stock and restricted stock unit vesting is dependent upon continued service with forfeiture of all unvested shares of restricted stock and restricted stock units upon termination, unless in the case of death or disability, in which case all shares of restricted stock and restricted stock units are immediately vested.

The following table presents a summary of the Company’s restricted stock and restricted stock unit activity for the year ended December 31, 2013 (in thousands, except grant date fair value):

	NUMBER OF RESTRICTED STOCK & RESTRICTED STOCK UNIT AWARDS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding at December 31, 2012	299	$14.69
Granted	394	20.34
Vested	(76)	14.79
Forfeited	(36)	15.95
Outstanding at December 31, 2013	581	$18.43

Compensation expense recognized in Net income for the years ended December 31, 2013, 2012 and 2011 was $2.0 million, $1.4 million and $1.7 million, respectively, for restricted stock and restricted stock units. The Company recognized tax benefits of $0.8 million related to the compensation expense recorded for restricted stock and restricted stock units and immaterial excess tax benefits related to the vesting of restricted stock for the year ended December 31, 2013. The Company did not recognize any such tax benefits or excess tax benefits for the years ended December 31, 2012 and 2011, due to a valuation allowance and other tax credits available. As measured on the vesting date, the total fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $1.6 million, $2.8 million and $2.3 million, respectively. Unrecognized compensation expense related to non-vested restricted stock and restricted stock units was approximately $8.7 million at December 31, 2013 and will be recognized over a weighted-average period of 3.0 years.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Performance-based Share Units

In 2013, the Company granted performance-based share units (“PSUs”) to executives and key members of management. There were no PSUs awarded in periods prior to 2013. The PSUs vest over a period of four years following the date of grant, and 25% of the grant is earned or forfeited on each grant anniversary date, subject to certification of the performance criteria by the Board of Directors. The first PSUs, which were granted in February 2013, are not eligible for settlement until February 2014. The number of units that actually vest will be determined for each year based on the achievement of certain Company performance criteria set forth in the award agreement and may range from zero to 200% of the annual target grant. PSUs that do not vest based on failure to satisfy the stated performance criteria for any annual period are forfeited. In addition to the satisfaction of the performance criteria for the PSUs, vesting is dependent upon continued service with forfeiture of all unvested PSUs upon termination, unless in the case of death or disability, in which case a pro rata portion of the target number of PSUs are eligible to immediately vest based on actual performance during the performance period. The PSUs are settled in shares of common stock, with holders receiving one share of common stock for each performance-based share unit that vests. The fair value of PSUs is based on the closing price of the Company’s common stock on the grant date. Compensation expense for PSUs is recognized over the vesting period when it is probable the performance criteria will be achieved.

The following table presents a summary of the Company’s performance-based share unit activity for the year ended December 31, 2013 (in thousands, except grant date fair value):

	PERFORMANCE-BASED SHARE UNITS (1)	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding at December 31, 2012	—	$—
Granted	58	17.78
Vested	—	—
Forfeited	(9)	17.40
Outstanding at December 31, 2013	49	$17.85
________________

(1)
Share unit amounts represent the target number of PSUs considered granted for accounting recognition based on the establishment of performance targets for future years. The actual number of shares that will be earned upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

Compensation expense recognized in Net income for the year ended December 31, 2013 was $0.7 million for PSUs. The Company recognized immaterial tax benefits related to the compensation expense recorded for PSUs for the year ended December 31, 2013. None of the Company’s outstanding PSUs vested during the year ended December 31, 2013. Unrecognized compensation expense related to non-vested PSUs was immaterial at December 31, 2013.

Deferred Compensation Plans

Managing and Chef Partners

The managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s Prime Steakhouse and Wine Bar and Roy’s restaurant are required, as a condition of employment, to sign five-year employment agreements. Under these agreements, managing and chef partners have the right to receive monthly distributions based on a percentage of their restaurant’s monthly cash flows for the duration of the agreement, which vary by concept from 6% to 10% for managing partners and 2% to 5% for chef partners.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The employment agreements also provide for an annual bonus, known as the President’s Club, which is paid in addition to the monthly distributions of cash flow and is designed to reward increases in a restaurant’s annual sales above the concept sales plan with a required flow-through percentage of the incremental sales to cash flow. Managing and chef partners whose restaurants achieve certain annual sales targets above the concept’s sales plan (and the required flow-through percentage) receive a bonus equal to a percentage of the incremental sales, such percentage determined by the sales target achieved.

Managing partners and chef partners are eligible to receive deferred compensation payments under the Company’s Partner Ownership Account Plan (the “POAP”), upon completion of their five-year employment agreement. All managing and chef partners who executed new employment agreements after May 1, 2011 were required to participate in the current partner program, including the POAP.

The POAP requires managing and chef partners to make an initial deposit of up to $10,000 into their “Partner Investment Account.” The Company makes a bookkeeping contribution to each partner’s “Company Contributions Account” no later than the end of February of each year following the completion of each year (or partial year where applicable) under the partner’s employment agreement. The value of each the Company’s contributions is equal to a percentage of cash flow of the partner’s restaurant plus, if the restaurant has been open at least 18 calendar months, a percentage of the year-over-year increase in the restaurant’s cash flow.

Amounts credited to each partner’s account under the POAP may be allocated by the partner among benchmark funds offered under the POAP, and the account balances of the partner will increase or decrease based on the performance of the benchmark funds. Upon termination of employment, all remaining balances in the Company Contributions Account in the POAP are forfeited unless the partner has been with the Company for 20 years or more. Unless previously forfeited under the terms of the POAP, 50% of the partner’s total account balances generally will be distributed in the March following the completion of the initial five-year contract term with subsequent distributions varying based on the length of continued employment as a partner. The deferred compensation obligations under the POAP are unsecured obligations of the Company. As of December 31, 2013 and 2012, the Company’s POAP liability was $21.2 million and $15.3 million, respectively, which was recorded in Partner deposits and accrued partner obligations in its Consolidated Balance Sheets.

The Company’s managing and chef partners who executed employment agreements prior to May 1, 2011 were eligible to participate in the Company’s prior partner program. Under that program, they were required to sign five-year employment agreements and received monthly distributions of the same percentage of their restaurant’s cash flow as under the current program. Upon completion of their five-year employment agreement they were eligible to participate in the Partner Equity Plan (“PEP”), a deferred compensation program. Managing and chef partners were also required to purchase a non-transferable ownership interest in a Management Partnership that provided management and supervisory services to his or her restaurant. The purchase price for a managing partner’s ownership interest was fixed at $25,000, and the purchase price for a chef partner’s ownership interest ranged from $10,000 to $15,000. Amounts credited to partners’ PEP accounts are fully vested at all times and participants have no discretion with respect to the form of benefit payments under the PEP. Approximately, 15% of the Company’s managing and chef partners participate in the PEP as of December 31, 2013.

Upon the closing of the Merger, certain stock options that had been granted to managing and chef partners under a pre-merger managing partner stock plan upon completion of a previous employment contract were converted into the right to receive cash in the form of a “Supplemental PEP” contribution.

As of December 31, 2013, the Company’s total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $132.2 million, of which $17.8 million and $114.4 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in its Consolidated Balance Sheet. As of December 31, 2012, the Company’s total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $122.6 million, of which $17.8 million and $104.8 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in its Consolidated Balance Sheet.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Partners may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of December 31, 2013 and 2012, the Company had approximately $76.8 million and $67.8 million, respectively, in various corporate-owned life insurance policies which are held within an irrevocable grantor or “rabbi” trust account for settlement of the Company’s obligations primarily under the PEP, Supplemental PEP and POAP. The Company is the sole owner of any assets within the rabbi trust and participants are considered general creditors of the Company with respect to assets within the rabbi trust.

As of December 31, 2013 and 2012, there were $71.8 million and $65.1 million, respectively, of unfunded obligations primarily related to the PEP, Supplemental PEP and POAP, excluding amounts not yet contributed to the partners’ investment funds, which may require the use of cash resources in the future.

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

In 2011, the Company also began a version of the President’s Club annual bonus described above under “Managing and Chef Partners” for area operating partners to provide additional rewards for achieving sales targets with a required flow-through of the incremental sales to cash flow as defined in the President Club bonus program.

Area operating partners for restaurants opened on or before December 31, 2011 were eligible to participate in the Company’s prior program. Under the prior program, an area operating partner was required, as a condition of employment and within 30 days of the opening of his or her first restaurant, to make an initial investment of $50,000 in a Management Partnership that provides supervisory services to the restaurants that the area operating partner was overseeing.  This interest gave the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ monthly cash flows for the duration of the agreement, typically ranging from 4.0% to 9.0%. The Company has the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement. For restaurants opened on or between January 1, 2007 and December 31, 2011, the area operating partner’s percentage of cash distributions and buyout percentage is calculated based on the associated restaurant’s return on investment compared to the Company’s targeted return on investment and may range from 3.0% to 12.0% depending on the concept. This percentage was determined after the first five full calendar quarters from the date of the associated restaurant’s opening and was adjusted each quarter thereafter based on a trailing 12-month restaurant return on investment. The buyout percentage was the area operating partner’s average distribution percentage for the 24 months immediately preceding the buyout. Buyouts were paid in cash within 90 days or paid over a two-year period. Restaurants opened after December 31, 2011 are governed by the Company’s current operating partner compensation program discussed above.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Benefit Plans

The Company has a qualified defined contribution 401(k) plan (the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust, or the “401(k) Plan”) covering employees eligible for salaried benefits, except officers and certain highly compensated employees. Assets of the 401(k) Plan are held in trust for the sole benefit of the employees. Participants in the 401(k) Plan may make pre-tax elective deferrals to the 401(k) Plan of between 1% and 20% of their compensation, subject to Internal Revenue Service (“IRS”) limitations. The Company also may make matching and/or profit-sharing contributions to the 401(k) Plan. The Company contributed $2.0 million to the 401(k) Plan for the plan years ended December 31, 2013, 2012 and 2011, respectively.

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

6.           Other Current Assets, Net

Other current assets, net, consisted of the following (in thousands):

	DECEMBER 31,
	2013	2012
Prepaid expenses	$28,287	$23,186
Accounts receivable - vendors, net	47,411	38,459
Accounts receivable - franchisees, net	1,394	2,019
Accounts receivable - other, net	8,893	7,498
Other current assets, net	33,396	32,159
	$119,381	$103,321

7.     Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following (in thousands):

	DECEMBER 31,
	2013	2012
Land	$263,989	$262,378
Buildings and building improvements	959,102	917,243
Furniture and fixtures	345,040	303,304
Equipment	487,276	422,069
Leasehold improvements	443,376	396,101
Construction in progress	80,393	32,646
Less: accumulated depreciation	(945,046)	(827,706)
	$1,634,130	$1,506,035

Effective November 1, 2013, the Company acquired a controlling interest in the Brazilian Joint Venture resulting in the consolidation of $81.0 million in Property, fixtures and equipment (see Note 3).

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2013, the Company had certain land and buildings with historical cost amounts of $11.4 million and $14.6 million, respectively, that have been leased to third parties under operating leases. Accumulated depreciation related to the leased building assets of $3.2 million is included in Property, fixtures and equipment at December 31, 2013.

The Company expensed repair and maintenance costs of approximately $103.6 million, $98.0 million and $97.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $156.0 million, $147.8 million and $147.4 million, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Company recorded property, fixtures and equipment impairment charges of $19.8 million, $10.6 million and $11.6 million, respectively, for certain of the Company’s restaurants in Provision for impaired assets and restaurant closings in its Consolidated Statements of Operations and Comprehensive Income (see Note 14).

The fixed asset impairment charges described above primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to anticipated closures or declining future cash flows from lower projected future sales at existing locations.

Effective March 14, 2012, the Company entered into a sale-leaseback transaction with two third-party real estate institutional investors in which the Company sold 67 restaurant properties at fair market value for net proceeds of $192.9 million.  The Company then simultaneously leased these properties under nine master leases (collectively, the “REIT Master Leases”).  The initial terms of the REIT Master Leases are 20 years with four five-year renewal options.  One renewal period is at a fixed rental amount and the last three renewal periods are generally based on then-current fair market values.  The sale at fair market value and subsequent leaseback qualified for sale-leaseback accounting treatment, and the REIT Master Leases are classified as operating leases. The Company recorded a deferred gain on the sale of certain of the properties of $42.9 million primarily in Other long-term liabilities, net in its Consolidated Balance Sheet at the time of the transaction, which is amortized over the initial term of the lease.

8.           Investment in Equity Method Investee

Prior to November 1, 2013, the Company held a 50% ownership interest in the Brazilian Joint Venture through a joint venture arrangement with PGS Par, which operated Outback Steakhouse restaurants in Brazil. Effective November 1, 2013, the Company completed the Acquisition of a controlling interest in the Brazilian Joint Venture resulting in the consolidation of this entity (see Note 3).

Prior to the Acquisition, the Company accounted for the Brazilian Joint Venture under the equity method of accounting.  At December 31, 2012, the Company’s net investment of $36.0 million was recorded in Investments in and advances to unconsolidated affiliates, net, and a foreign currency translation adjustment of ($3.1) million was recorded in Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet during the year ended December 31, 2012. The Company’s share of earnings of $7.7 million, $5.1 million and $6.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, was recorded in Income from operations of unconsolidated affiliates in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The following tables present summarized financial information for 100% of the Brazilian Joint Venture for the periods ending as indicated (in thousands):

DECEMBER 31, 2012
Current assets	$33,269
Noncurrent assets	72,214
Current liabilities	24,546
Noncurrent liabilities	16,997

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	YEARS ENDED DECEMBER 31,
	2013(1)	2012	2011
Net revenue from sales	$215,050	$246,819	$225,720
Gross profit	148,229	172,011	153,377
Income from continuing operations	26,945	24,268	24,507
Net income	15,382	11,151	13,547
____________________

(1)
Summarized financial information for the year ended December 31, 2013 includes results for the period from January 1, 2013 to October 31, 2013, which reflects the period prior to the Acquisition that the Brazilian Joint Venture was accounted for as an equity method investment.

9.     Goodwill and Intangible Assets, Net

The change in goodwill for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Balance as of January 1:
Goodwill	$1,055,608	$1,053,408
Accumulated impairment losses	(784,636)	(784,636)
	270,972	268,772

Purchase accounting adjustments	135,701	—
Translation adjustments	(7,789)	2,200
Disposal adjustments	(52,631)	—

Balance as of December 31:
Goodwill	1,130,889	1,055,608
Accumulated impairment losses	(784,636)	(784,636)
	$346,253	$270,972

Effective November 1, 2013, the Company acquired a controlling interest in the Brazilian Joint Venture and, as a result, recorded $135.7 million of Goodwill in the Consolidated Balance Sheet at December 31, 2013. The carrying value of historical goodwill associated with the Company’s former equity investment in this entity in the amount of $52.6 million was disposed in connection with the Acquisition (see Note 3).

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets each year during the second quarter. In 2013, the Company elected the “step zero” approach to evaluate goodwill and other indefinite-lived intangible assets which includes an assessment of qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In 2012, the Company’s review of the recoverability of goodwill and other indefinite-lived intangible assets was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to their carrying values (see Note 14). The Company used the discounted cash flow method to determine the fair value of its definite-lived intangible assets in 2013 and 2012, respectively.

The Company did not record any goodwill or indefinite-lived intangible asset impairment charges or any material definite-lived intangible asset impairment charges during 2013, 2012 or 2011.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible assets, net, consisted of the following (in thousands):

	WEIGHTED AVERAGE AMORTIZATION PERIOD (YEARS)	DECEMBER 31,
		2013	2012
Trade names (gross)	Indefinite	$413,000	$413,000
Trademarks (gross)	15	88,581	87,831
Less: accumulated amortization		(26,619)	(22,529)
Net trademarks		61,962	65,302
Favorable leases (gross, lives ranging from 0.2 to 23 years)	10	92,511	95,514
Less: accumulated amortization		(39,759)	(38,934)
Net favorable leases		52,752	56,580
Franchise agreements (gross)	7	14,881	17,385
Less: accumulated amortization		(7,488)	(7,410)
Net franchise agreements		7,393	9,975
Reacquired franchise rights (gross)	14	77,418	—
Less: accumulated amortization		(516)	—
Net reacquired franchise rights		76,902	—
Other intangibles (gross)	3	9,099	9,099
Less: accumulated amortization		(3,975)	(2,177)
Net other intangibles		5,124	6,922
Intangible assets, less total accumulated amortization of $78,357 and
$71,051 at December 31, 2013 and 2012, respectively	13	$617,133	$551,779

During the year ended December 31, 2013, the Company recorded $86.6 million of Intangible assets primarily related to reacquired franchise rights in connection with the aforementioned Acquisition (see Note 3).

Definite-lived intangible assets are amortized on a straight-line basis. The aggregate expense related to the amortization of the Company’s trademarks, favorable leases, franchise agreements, reacquired franchise rights and other intangibles was $14.4 million, $14.6 million and $13.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Annual expense related to the amortization of intangible assets is anticipated to be approximately $20.0 million in 2014, $19.3 million in 2015, $18.7 million in 2016, $17.6 million in 2017 and $15.9 million in 2018.

In accordance with the terms of an asset purchase agreement that was amended in December 2004, the Company was obligated to pay a royalty to its Bonefish Grill founder and joint venture partner during his employment term with the Company. The Company had the option to terminate this royalty within 45 days of his termination of employment by making an aggregate payment equal to five times the amount of the royalty payable during the 12 full calendar months immediately preceding the month of his termination. As his employment terminated on October 1, 2011, the Company paid the approximately $8.5 million royalty termination fee in October 2011 and recorded this payment as an intangible asset in its Consolidated Balance Sheet in the fourth quarter of 2011. The intangible asset is amortized over a five-year useful life.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.           Other Assets, Net

Other assets, net, consisted of the following (in thousands):

	DECEMBER 31,
	2013	2012
Company-owned life insurance	$66,749	$59,787
Deferred financing fees, net of accumulated amortization of $11,412 and $8,890
at December 31, 2013 and 2012, respectively	12,354	15,097
Liquor licenses	27,793	26,002
Other assets	58,284	44,546
	$165,180	$145,432

The Company amortized deferred financing fees to interest expense of $3.6 million, $8.2 million and $12.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

11.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2013	2012
Accrued payroll and other compensation	$100,955	$108,612
Accrued insurance	20,710	22,235
Other current liabilities	72,681	61,437
	$194,346	$192,284

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.           Long-term Debt, Net

Long-term debt, net consisted of the following (in thousands):

	DECEMBER 31,
	2013	2012
Senior secured term loan B facility, interest rates of 3.50% and 4.75% at December 31, 2013 and 2012, respectively (1) (2)	$935,000	$1,000,000
Mortgage loan, weighted average interest rates of 4.02% and 3.98% at December 31, 2013 and 2012, respectively (3)	311,644	319,574
First mezzanine loan, interest rate of 9.00% at December 31, 2013 and 2012 (3)	86,131	87,048
Second mezzanine loan, interest rate of 11.25% at December 31, 2013 and 2012 (3)	86,704	87,273
Other notes payable, uncollateralized, interest rates ranging from 0.58% to 7.00% and from 0.63% to 7.00% at December 31, 2013 and 2012, respectively (1)	6,186	9,848
Sale-leaseback obligations (1)	2,375	2,375
Capital lease obligations (1)	1,255	2,112
	1,429,295	1,508,230
Less: current portion of long-term debt	(13,546)	(22,991)
Less: unamortized debt discount	(10,152)	(13,790)
Long-term debt, net	$1,405,597	$1,471,449
____________________

(1)	Represents obligations of OSI.

(2)	At December 31, 2013 and 2012, $20.0 million and $50.0 million, respectively, of OSI’s outstanding senior secured term loan B facility was at 4.75% and 5.75%, respectively.

(3)	Represents obligations of New PRP.

Bloomin’ Brands, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness as described below.

On October 26, 2012, OSI completed a refinancing of its outstanding senior secured credit facilities from 2007 (the “2007 Credit Facilities”) and entered into a credit agreement (“Credit Agreement”) with a syndicate of institutional lenders and financial institutions. The new senior secured credit facilities provide for senior secured financing of up to $1.225 billion, consisting of a $1.0 billion term loan B and a $225.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities (the “Credit Facilities”) and mature on October 26, 2019. The term loan B was issued with an original issue discount of $10.0 million. The Company recorded a $9.1 million loss related to the modification and extinguishment of the 2007 Credit Facilities in Loss on extinguishment and modification of debt in the Company’s Consolidated Statement of Operations and Comprehensive Income during the fourth quarter of 2012.

On April 10, 2013, OSI completed a repricing of its senior secured term loan B facility pursuant to the First Amendment to Credit Agreement, Guaranty and Security Agreement, among OSI, OSI HoldCo, Inc., OSI’s direct owner and the Company’s indirect, wholly-owned subsidiary (“OSI HoldCo”), the subsidiary guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, and a syndicate of institutional lenders and financial institutions (the “Amended Credit Agreement”). The Amended Credit Agreement replaced OSI’s existing senior secured term loan B facility with a new senior secured term loan B facility (the “Amended Term Loan B”). The Amended Term Loan B had the same principal amount outstanding (as of the repricing date) of $975.0 million, maturity date, amortization schedule and financial covenants but a lower applicable interest rate than the existing senior secured term loan B facility. Voluntary prepayments made on the principal amount outstanding since the inception of the Credit Agreement will continue to be treated as prepayments for purposes of determining amortization payment and mandatory prepayment requirements under the Amended Term Loan B.

As a result of the repricing transaction, the Company recorded a Loss on extinguishment and modification of debt of $14.6 million in the Company’s Consolidated Statement of Operations and Comprehensive Income during the second quarter of 2013. The loss comprised a prepayment penalty of $9.8 million, third-party financing costs of $2.4 million

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

and the write-off of $1.2 million each of deferred financing fees and unamortized debt discount. The third-party financing costs included in the loss related to debt held by lenders that participated in both the original, and repriced debt and therefore, the debt was treated as modified rather than extinguished. The deferred financing fees and unamortized debt discount amounts included in the loss were related to the extinguished portion of the debt.

The Amended Credit Agreement decreased the interest rate applicable to the Amended Term Loan B to 150 basis points over the Base Rate or 250 basis points over the Eurocurrency Rate and reduced the interest rate floors applicable to the Amended Term Loan B to 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate. The Base Rate option is the highest of (i) the prime rate of Deutsche Bank Trust Company Americas, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency Rate with a one-month interest period plus 1.0% (“Base Rate”) (3.25% at December 31, 2013 and 2012).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.17% to 0.35% and 0.21% to 0.51% at December 31, 2013 and 2012, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.

Prior to the repricing of the senior secured term loan B facility, borrowings under this facility bore interest at rates ranging from 225 to 250 basis points over the Base Rate or 325 to 350 basis points over the Eurocurrency Rate. The Base Rate was subject to an interest rate floor of 2.25%, and the Eurocurrency Rate was subject to an interest rate floor of 1.25%.

OSI is required to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of its “annual excess cash flow” (with step-downs to 25% and 0% based upon its consolidated first lien net leverage ratio), as defined in the Credit Agreement, subject to certain exceptions;

•	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

The Amended Term Loan B requires amortization payments of approximately $10.0 million per calendar year, payable in scheduled equal quarterly installments through September 2019, which payments are reduced by the application of any prepayments. Any remaining balance is due at maturity. During 2013, OSI made voluntary prepayments of $65.0 million and, as a result, will not be required to make any further required amortization payments until the remaining balance of the loan reaches maturity in October 2019. The outstanding balance on the Amended Term Loan B and term loan B, excluding the unamortized debt discount, was $935.0 million and $1.0 billion at December 31, 2013 and 2012, respectively. The remaining unamortized debt discount on the Amended Term Loan B and term loan B was $7.0 million and $9.7 million at December 31, 2013 and 2012, respectively. At December 31, 2013, none of the outstanding balance on the Amended Term Loan B was classified as current due to voluntary prepayments made by OSI during 2013 and the results of its projected covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required in the next 12 months. The amount of outstanding term loans required to be prepaid in accordance with OSI’s debt covenants may vary based on actual operating results. At December 31, 2012, $10.0 million of the outstanding balance on the term loan B was classified as current due to OSI’s required quarterly amortization payments.

The revolving credit facility matures October 26, 2017 and provides for swing-line loans and letters of credit of up to $225.0 million for working capital and general corporate purposes. The revolving credit facility bears interest at rates ranging from 200 to 250 basis points over the Base Rate or 300 to 350 basis points over the Eurocurrency Rate, with step-downs based upon OSI’s consolidated first lien net leverage ratio. There were no loans outstanding under the revolving credit facility at December 31, 2013 and 2012, respectively, however, $31.6 million and $41.2 million, respectively, of the credit facility was not available for borrowing as $31.3 million of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and $0.3 million was committed for the issuance of other letters of credit. Total outstanding

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

letters of credit issued under OSI’s revolving credit facility may not exceed $100.0 million. Fees for the letters of credit were 3.63% and the commitment fees for unused revolving credit commitments were 0.50%.

The Credit Facilities require OSI to comply with certain covenants, including, in the case of the revolving credit facility, a covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”) test. The TNLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Credit Agreement) and may not exceed 6.00 to 1.00, with step-downs over a four-year period to a maximum level of 5.00 to 1.00 in 2017. The other negative covenants limit, but provide exceptions for, OSI’s ability and the ability of its restricted subsidiaries to take various actions relating to indebtedness, significant payments, mergers and similar transactions. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. At December 31, 2013 and 2012, the Company was in compliance with its debt covenants.

The Credit Facilities are guaranteed by each of OSI’s current and future domestic 100% owned restricted subsidiaries in the Outback Steakhouse and Carrabba’s Italian Grill concepts and certain other subsidiaries (the “Guarantors”) and by OSI HoldCo.

OSI’s obligations are secured by substantially all of its assets and assets of the Guarantors and OSI HoldCo, in each case, now owned or later acquired, including a pledge of all of OSI’s capital stock, the capital stock of substantially all of OSI’s domestic subsidiaries and 65% of the capital stock of foreign subsidiaries that are directly owned by OSI, OSI HoldCo, or a Guarantor. OSI is also required to provide additional guarantees of the Credit Facilities in the future from other domestic wholly-owned restricted subsidiaries if the Consolidated EBITDA attributable to OSI’s non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of the Consolidated EBITDA of OSI and its restricted subsidiaries. If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate Consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of the Consolidated EBITDA of OSI and its restricted subsidiaries.

Effective March 27, 2012, New PRP entered into a new commercial mortgage-backed securities loan (the “2012 CMBS Loan”) with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and comprised a first mortgage loan in the amount of $324.8 million, collateralized by 261 of the Company’s properties, and two mezzanine loans totaling $175.2 million. The 2012 CMBS Loan requires annual amortization payments ranging from approximately $9.4 million to $10.9 million, payable in scheduled monthly installments through March 2017, with the remaining balance due upon maturity in April 2017. The first mortgage loan has five fixed rate components and a floating rate component. The fixed rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day London Interbank Offered Rate (“30-day LIBOR”) (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.00% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum. In connection with the 2012 CMBS Loan, New PRP entered into an interest rate cap as a method to limit the volatility of the floating rate component of the first mortgage loan (see Note 15). At December 31, 2013 and 2012, the outstanding balance, excluding the debt discount, on the 2012 CMBS Loan was $484.5 million and $493.9 million, respectively.

The proceeds from the 2012 CMBS Loan, together with the proceeds from a sale-leaseback transaction and excess cash held in PRP, were used to repay PRP’s original first mortgage and mezzanine notes (together, the commercial mortgage-backed securities loan) (“CMBS Loan”). The Company recorded a $2.9 million loss related to the extinguishment in Loss on extinguishment and modification of debt in its Consolidated Statement of Operations and Comprehensive Income during the first quarter of 2012.

During 2012, OSI retired the aggregate outstanding principal amount of its 10% senior notes through a combination of a tender offer and early redemption call. As a result of these transactions, the Company recorded a loss from the extinguishment of debt of $9.0 million in Loss on extinguishment and modification of debt in its Consolidated Statement of Operations and Comprehensive Income during the third quarter of 2012.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2013 and 2012, OSI had approximately $6.2 million and $9.8 million, respectively, of notes payable at interest rates ranging from 0.58% to 7.00% and from 0.63% to 7.00%, respectively. These notes have been primarily issued for buyouts of managing and area operating partner interests in the cash flows of their restaurants and generally are payable over a period of two through five years.

The aggregate mandatory principal payments of total consolidated debt outstanding at December 31, 2013, for the next five years, are summarized as follows (in thousands):

2014	$14,509
2015	12,350
2016	11,731
2017	453,330
2018	—
Thereafter	937,375
Total	$1,429,295

13.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following (in thousands):

	DECEMBER 31,
	2013	2012
Accrued insurance liability	$43,635	$42,401
Unfavorable leases, net of accumulated amortization of $24,095 and $21,625 at December 31, 2013	54,843	57,359
and 2012, respectively
PEP and Supplemental PEP obligations	109,529	102,206
Deferred gain on sale-leaseback transaction, net of accumulated amortization of $3,745 and $1,610	36,910	39,149
at December 31, 2013 and 2012, respectively
Other long-term liabilities	39,804	23,129
	$284,721	$264,244

The Company maintains endorsement split-dollar insurance policies with a death benefit ranging from $5.0 million to $10.0 million for certain of its current and former executive officers.  The Company is the beneficiary of the policies to the extent of premiums paid or the cash value, whichever is greater, with the remaining death benefit being paid to personal beneficiaries designated by the executive officers.  During the year ended December 31, 2013, the Company terminated the split-dollar agreements with five of its former executive officers in exchange for $5.2 million in cash. Upon termination, the release of the death benefit and related liabilities and net of the associated cash termination payment resulted in net gains of $4.7 million during the year ended December 31, 2013, which were recorded in General and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income. As a result of the terminations, the Company became the sole and exclusive owner of the related split-dollar insurance policies and elected to cancel them.

As of December 31, 2013 and 2012, the Company had $5.0 million and $14.3 million, respectively, recorded in Other long-term liabilities, net in its Consolidated Balance Sheets for the outstanding obligations under the endorsement split-dollar insurance policies.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Fair Value Measurements on a Recurring Basis

The Company invested $11.9 million of its excess cash in fixed income and money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheet as of December 31, 2013, at a net value of 1:1 for each dollar invested. The fair value of the investments in the these funds is determined by using quoted prices for identical assets in an active market. As a result, the Company has determined that the inputs used to value these investments fall within Level 1 of the fair value hierarchy. The amount of excess cash invested in money market funds at December 31, 2012 was immaterial to the Company’s consolidated financial statements and the Company did not invest excess cash in any fixed income funds at December 31, 2012.

In connection with the 2012 CMBS Loan, New PRP entered into an interest rate cap with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. The interest rate cap had nominal fair market value at December 31, 2013 and 2012, respectively, and therefore was excluded from the applicable tables within this footnote (see Note 15).

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the Company’s fixed income and money market funds measured at fair value on a recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	TOTAL DECEMBER 31, 2013	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Fixed income funds - cash equivalents	$9,849	$9,849	$—	$—
Money market funds - cash equivalents	1,988	1,988	—	—
Money market funds - restricted cash	68	68	—	—
Total recurring fair value measurements	$11,905	$11,905	$—	$—

Fair Value Measurements on a Nonrecurring Basis

The Company periodically evaluates long-lived assets held for use whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company analyzes historical and expected future cash flows of operating locations as well as lease terms, condition of the assets and the related need for repairs and maintenance. Impairment loss is recognized to the extent that the fair value of the assets is less than the carrying value.

In 2013, the Company completed an assessment of its restaurant base. As a result of this assessment, the Company decided to close 22 underperforming locations primarily within the Outback Steakhouse concept. The Company expects to substantially complete these store closings by the end of the first quarter of 2014. In connection with this initiative, the Company incurred pre-tax asset impairment charges of approximately $18.7 million in the fourth quarter of 2013.

The following tables present losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the years ended December 31, 2013, 2012 and 2011 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	DECEMBER 31, 2013
		REMAINING FAIR VALUE			YEAR ENDED DECEMBER 31, 2013
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$9,990	$—	$8,341	$1,649	$19,761

	DECEMBER 31, 2012
		REMAINING FAIR VALUE			YEAR ENDED DECEMBER 31, 2012
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$6,178	$—	$3,585	$2,593	$10,584

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	DECEMBER 31, 2011
		REMAINING FAIR VALUE			YEAR ENDED DECEMBER 31, 2011
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$30,840	$29,455	$—	$1,385	$11,593

The Company recorded $19.8 million, $10.6 million and $11.6 million of impairment charges as a result of the fair value measurement on a nonrecurring basis of its long-lived assets held and used during the years ended December 31, 2013, 2012 and 2011, respectively, primarily related to certain specifically identified restaurant locations that have, or are scheduled to be, closed, relocated or renovated or were underperforming. As discussed above, $18.7 million of the impairment charges incurred for the year ended December 31, 2013 were related to the management decision to close 22 underperforming locations.  The impaired long-lived assets had $10.0 million, $6.2 million and $30.8 million of remaining fair value at December 31, 2013, 2012 and 2011, respectively. Restaurant closure and related expenses of $3.0 million, $2.4 million and $2.4 million were recognized for the years ended December 31, 2013, 2012 and 2011, respectively. Impairment losses for long-lived assets held and used and restaurant closure and related expenses were recognized in Provision for impaired assets and restaurant closings in the Consolidated Statement of Operations and Comprehensive Income.

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

The following table presents quantitative information related to the unobservable inputs used in the Company’s Level 3 fair value measurements for the impairment loss incurred for the periods ending as indicated:

	YEARS ENDED DECEMBER 31,
UNOBSERVABLE INPUT	2013	2012
Weighted-average cost of capital (1)	9.5% -10.2%	9.5% - 11.2%
Long-term growth rates	2.0%	3.0%
Annual revenue growth rates (2)	2.2% - 3.0%	(8.7)% - 4.3%
____________________

(1)	Weighted average of the costs of capital unobservable input range was 10.1% and 10.8% for the year ended December 31, 2013 and 2012, respectively.

(2)	Weighted average of the annual revenue growth rates unobservable input range was 2.5% and 2.6% for the years ended December 31, 2013 and 2012, respectively.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the years ended December 31, 2013, 2012 and 2011 the Company did not incur any goodwill and other indefinite-lived intangible asset impairment charges as a result of fair value measurements on a nonrecurring basis.

Fair Value of Financial Instruments

Disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheets, is required for those instruments for which it is practical to estimate that value. Fair value is a market-based measurement.

The Company’s non-derivative financial instruments at December 31, 2013 and 2012 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

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

The following table includes the carrying value and fair value of the Company’s financial instruments at December 31, 2013 and 2012 aggregated by the level in the fair value hierarchy in which those measurements fall (in thousands):

	DECEMBER 31, 2013
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Senior secured term loan B facility (1)	$935,000	$—	$936,169	$—
Mortgage loan (2)	311,644	—	—	318,787
First mezzanine loan (2)	86,131	—	—	86,131
Second mezzanine loan (2)	86,704	—	—	87,571
Other notes payable (1)	6,186	—	—	5,912

	DECEMBER 31, 2012
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Senior secured term loan B facility (1)	$1,000,000	$—	$1,010,000	$—
Mortgage loan (2)	319,574	—	—	334,678
First mezzanine loan (2)	87,048	—	—	90,371
Second mezzanine loan (2)	87,273	—	—	91,423
Other notes payable (1)	9,848	—	—	9,230
____________________

(1)	Represents obligations of OSI.

(2)	Represents obligations of New PRP.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.           Derivative Instruments and Hedging Activities

The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices and changes in foreign currency exchange rates.

Interest rate changes associated with the Company’s variable-rate debt generally impact its earnings and cash flows, assuming other factors are held constant. The Company’s current exposure to interest rate fluctuations includes OSI’s borrowings under its Credit Facilities and the floating rate component of the first mortgage loan in New PRP’s 2012 CMBS Loan that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate and the 30-day LIBOR rate, respectively, plus an applicable borrowing margin (see Note 12). The Company manages its interest rate risk by offsetting some of its variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

In connection with the 2012 CMBS Loan, New PRP entered into an interest rate cap (the “Rate Cap”) with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. Under the Rate Cap, if the 30-day LIBOR market rate exceeds 7.00% per annum, the counterparty must pay to New PRP such excess on the notional amount of the floating rate component. If necessary, the Company would record mark-to-market changes in the fair value of this derivative instrument in earnings in the period of change. The Rate Cap has a term of approximately two years from the closing of the 2012 CMBS Loan. Upon the expiration or termination of the Rate Cap or the downgrade of the credit ratings of the counterparty under the Rate Cap’s specified thresholds, New PRP is required to replace the Rate Cap with a replacement interest rate cap in a notional amount equal to the outstanding principal balance (if any) of the floating rate component. The Rate Cap had nominal fair market value at December 31, 2013 and 2012, respectively. The effect of the Rate Cap was immaterial to the Company’s consolidated financial statements for all periods presented.

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

The Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas. The Company utilizes derivative instruments to mitigate some of its overall exposure to material increases in natural gas prices. The Company records mark-to-market changes in the fair value of these derivative instruments in earnings in the period of change. The effects of these natural gas swaps were immaterial to the Company’s consolidated financial statements for all periods presented.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to its direct investment in restaurants in South Korea, Brazil and Hong Kong and to its royalties from international franchisees. The Company has not used financial instruments to hedge foreign currency exchange rate changes.

In addition to the market risks identified above, the Company is subject to business risk as its U.S. beef supply is highly dependent upon a limited number of vendors. In 2013, the Company purchased more than 90% of its beef raw materials from four beef suppliers that represent approximately 90% of the total beef marketplace in the U.S.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

16.           Income Taxes

The following table presents the domestic and foreign components of Income before provision for income taxes (in thousands):

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Domestic	$112,674	$43,744	$105,620
Foreign	59,686	29,666	25,275
	$172,360	$73,410	$130,895

(Benefit) provision for income taxes consisted of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Current provision:
Federal	$21,518	$15	$382
State	10,196	10,896	10,556
Foreign	9,681	8,637	10,953
	41,395	19,548	21,891
Deferred (benefit) provision:
Federal	(83,437)	397	(127)
State	(347)	(8,118)	(179)
Foreign	181	279	131
	(83,603)	(7,442)	(175)
(Benefit) provision for income taxes	$(42,208)	$12,106	$21,716

The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.6	2.2	4.1
Valuation allowance on deferred income tax assets	(30.6)	24.2	7.6
Employment-related credits, net	(22.3)	(31.0)	(19.1)
Net officers’ life insurance expense	(1.6)	(1.3)	0.9
Noncontrolling interests	(2.8)	(7.8)	(4.3)
Tax settlements and related adjustments	0.7	(1.0)	1.3
Loss on investments	—	—	(5.6)
Gain on remeasurement of equity method investment	(6.8)	—	—
Foreign rate differential	(1.4)	(4.5)	(2.4)
Other, net	1.7	0.7	(0.9)
Total	(24.5)%	16.5%	16.6%

The effective income tax rate for the year ended December 31, 2013 was (24.5)% compared to 16.5% for the year ended December 31, 2012. The net decrease in the effective income tax rates was primarily due to the benefit of the release of valuation allowance in the second quarter of 2013 and the exclusion of gain on remeasurement of equity method investment, which was partially offset by the benefit of the employment-related credits and the elimination of

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

noncontrolling interests together being a smaller percentage of pretax income. The effective income tax rate for the year ended December 31, 2012 was consistent with the prior year.

The effective income tax rate for the year ended December 31, 2013 was lower than the blended federal and state statutory rate of 38.8% primarily due to the benefit of the release of valuation allowance, tax credit for excess FICA tax on employee-reported tips, exclusion of gain on remeasurement of equity method investment, elimination of noncontrolling interests and foreign rate differential together being such a large percentage of pretax income. The effective income tax rate for the year ended December 31, 2012 was lower than the blended federal and state statutory rate of 38.6% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips, elimination of noncontrolling interests and foreign rate differential together being such a large percentage of pretax income, which was partially offset by the valuation allowance. The effective income tax rate for the year ended December 31, 2011 was lower than the blended federal and state statutory rate of 38.7% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips and loss on investments as a result of the sale of assets in Japan together being such a large percentage of pretax income.

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows (in thousands):

	DECEMBER 31,
	2013	2012
Deferred income tax assets:
Deferred rent	$40,555	$33,050
Insurance reserves	23,226	23,714
Unearned revenue	13,494	11,155
Deferred compensation	66,607	60,977
Net operating loss carryforwards	5,612	6,716
Federal tax credit carryforwards	155,321	133,122
Partner deposits and accrued partner obligations	22,586	29,376
Other, net	2,063	686
Gross deferred income tax assets	329,464	298,796
Less: valuation allowance	(4,526)	(72,515)
Net deferred income tax assets	324,938	226,281
Deferred income tax liabilities:
Less: property, fixtures and equipment basis differences	(184,984)	(189,289)
Less: intangible asset basis differences	(160,111)	(133,496)
Less: deferred gain on extinguishment of debt	(57,231)	(57,064)
Net deferred income tax liabilities	$(77,388)	$(153,568)

The changes in the valuation allowance account for the deferred income tax assets are as follows (in thousands):

Balance at January 1, 2011	$25,886
Change in assessments about the realization of deferred income tax assets	9,951
Balance at December 31, 2011	35,837
Change in assessments about the realization of deferred income tax assets	36,678
Balance at December 31, 2012	72,515
Change in assessments about the realization of deferred income tax assets	(67,989)
Balance at December 31, 2013	$4,526

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A valuation allowance reduces the deferred income tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. After consideration of all of the evidence, the Company has recorded a valuation allowance of $4.5 million and $72.5 million at December 31, 2013 and 2012, respectively.

The valuation allowance against net deferred income tax assets recorded at December 31, 2012 of $72.5 million consisted of $67.7 million for U.S. net deferred income tax assets. The Company established the domestic portion of the valuation allowance in 2009 with increases through 2012 against its then existing U.S. net deferred income tax assets as it was deemed the negative evidence outweighed the positive evidence and therefore the deferred income tax assets were not likely to be realized in future periods.

As of June 30, 2013, the Company conducted an assessment of the recoverability of its domestic net deferred income tax assets and determined it was more likely than not that its existing net deferred income tax assets for general business tax credit carryforwards would be realized. The Company’s assessment included consideration of all available positive and negative evidence including, among other evidence, historical cumulative operating income, projected future taxable income and recent utilization of U.S. net operating loss carryforwards and tax credit carryforwards. Accordingly, the Company recorded a $67.7 million reduction of the valuation allowance against the U.S. net deferred income tax assets of which $52.0 million was recorded as income tax benefit and $15.7 million was recorded as an increase to Additional paid-in capital. As the general business tax credits are expected to be realized due to current year and future year’s income, the portion attributable to future year’s income, or $44.8 million, was released as a discrete event during the second quarter of 2013. The remainder was attributable to current year activity as income was realized and impacted the 2013 effective income tax rate. The Company did not release the valuation allowance against foreign net operating loss carryforwards.

The Company expects to continue to generate significant U.S. income tax credits, which combined with the mix of U.S. and foreign earnings, including a higher tax rate in the newly consolidation Brazilian operations, in periods subsequent to 2013 will result in an effective income tax rate that is higher than the rates in the current and prior periods but continues to be lower than the blended federal and state statutory rate.

A provision for income taxes has not been recorded for United States or additional foreign taxes on undistributed earnings related to the Company’s foreign affiliates as these earnings were and are expected to continue to be permanently reinvested. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $151.3 million as of December 31, 2013. If the Company identifies an exception to its general reinvestment policy of undistributed earnings, additional tax liabilities will be recorded. It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings.

The Company utilized all of its available federal net operating loss and foreign tax credit carryforwards for tax purposes in 2012.  The Company has state net operating loss carryforwards of approximately $21.1 million. These state net operating loss carryforwards will expire between 2014 and 2031. The Company has foreign net operating loss carryforwards of approximately $13.3 million. These foreign net operating loss carryforwards will expire between 2015 and 2023. The Company has general business tax credits of approximately $147.7 million. These credits can be carried forward for 20 years and will expire between 2027 and 2033.

Deferred income tax assets relating to tax benefits of stock-based compensation have been reduced by approximately $3.5 million to reflect exercises of stock options and vesting of restricted stock during the year ended December 31, 2013. Certain stock option exercises and restricted stock resulted in tax deductions in excess of previously recorded tax benefits based on the value of such stock-based compensation at the time of grant (“windfalls”). Although the additional tax benefit for the windfalls is reflected in the general business tax credits and state net operating loss carryforwards, the additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces income taxes payable. For the year ended December 31, 2013, windfall tax benefits of

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$4.4 million were realized and recognized directly to Additional paid-in capital. Windfall tax benefits of $13.6 million are not reflected in deferred tax assets.

As of December 31, 2013 and 2012, respectively, the Company had $17.1 million and $13.6 million, respectively, of unrecognized tax benefits ($6.5 million and $1.0 million, respectively, in Other long-term liabilities, net, $1.2 million and $0.9 million, respectively, in Accrued and other current liabilities and $9.4 million and $11.7 million, respectively, in Deferred income tax liabilities). Additionally, the Company accrued $2.1 million and $2.4 million of interest and penalties related to uncertain tax positions as of December 31, 2013 and 2012, respectively. Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $17.2 million and $13.8 million, respectively, if recognized, would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2011	$16,387
Increases for tax positions taken during a prior period	472
Decreases for tax positions taken during a prior period	(708)
Increases for tax positions taken during the current period	2,136
Settlements with taxing authorities	(4,190)
Lapses in the applicable statutes of limitations	(58)
Balance at December 31, 2011	$14,039
Increases for tax positions taken during a prior period	416
Decreases for tax positions taken during a prior period	(291)
Increases for tax positions taken during the current period	2,153
Settlements with taxing authorities	(1,788)
Lapses in the applicable statutes of limitations	(938)
Balance at December 31, 2012	$13,591
Increases for tax positions taken during a prior period	73
Decreases for tax positions taken during a prior period	(26)
Increases for tax positions taken during the current period	1,960
Increases for tax positions on Acquisition	2,799
Settlements with taxing authorities	(488)
Lapses in the applicable statutes of limitations	(841)
Balance at December 31, 2013	$17,068

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxable authorities. Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $5.0 million to $6.0 million within the next 12 months after December 31, 2013.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2012. The Company and its subsidiaries’ state and foreign income tax returns are also open to audit under the statute of limitations for the years ended December 31, 2000 through 2012.

The Company is currently under examination by the IRS for the years ended December 31, 2010 through 2012. In September 2013, the IRS informed the Company that it proposes to issue an audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by the Company’s tipped employees during calendar year 2010, for which the Company recorded a liability in the third quarter of 2013 for $5.0 million. The cash tips

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

allegedly unreported by the tipped employees are based on an IRS estimate of the aggregate amount of tips directly received by tipped employees from the Company’s customers. Subsequently, the Company has had additional communications with the IRS representatives, which indicate that the scope of the proposed adjustment will be expanded to include the 2011 and 2012 periods. As a result, the Company has reassessed the established liability balance and recorded an additional $12.0 million in the fourth quarter of 2013. As of December 31, 2013, the Company had $5.0 million and $12.0 million recorded in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in the Company’s Consolidated Balance Sheet at December 31, 2013. The associated expense is included in Labor and other related expenses for the year ended December 31, 2013. In addition, a deferred income tax benefit has been recorded for the allowable income tax credits for the employer’s share of FICA taxes expected to be paid as result of the assessment. This income tax benefit is included in (Benefit) provision for income taxes and offsets the additional Labor and other related expenses in 2013. As a result of the associated income tax benefit, recording of the liability has no impact on Net income.

In addition, the Company is under examination by tax authorities in South Korea for the 2008 to 2012 tax years. Approximately $7.9 million of additional tax obligations were assessed to the Company as a result of this examination and the Company is currently in the appeals process. In order to enter into the appeal, the Company was required to deposit with the South Korea tax authorities the amount of the assessment.

The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations.

The Company accounts for interest and penalties related to uncertain tax positions as part of its (Benefit) provision for income taxes. The Company recognized a benefit of $0.2 million and $0.6 million for the years ended December 31, 2013 and 2012 and an expense of $0.9 million for the year ended December 31, 2011.

17.         Stockholders’ Equity

On August 13, 2012, the Company completed an IPO of its common stock. On September 11, 2012, the underwriters in the Company’s IPO completed the exercise of their option to purchase up to 2,400,000 additional shares of common stock from the Company and certain of the selling stockholders. In the offering, (i) the Company issued and sold an aggregate of 14,196,845 shares of common stock (including 1,196,845 shares sold pursuant to the underwriters’ option to purchase additional shares) at a price to the public of $11.00 per share for aggregate gross offering proceeds of $156.2 million and (ii) certain of the Company’s stockholders sold 4,196,845 shares of the Company’s common stock (including 1,196,845 shares pursuant to the underwriters’ option to purchase additional shares) at a price to the public of $11.00 per share for aggregate gross offering proceeds of $46.2 million. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

The Company received net proceeds in the offering of approximately $142.2 million after deducting underwriting discounts and commissions of approximately $9.4 million and offering related expenses of $4.6 million. All of the net proceeds, together with cash on hand, was applied to retire OSI’s 10% senior notes due 2015.

On May 10, 2012, the retention bonus and the incentive bonus agreements with the Company’s CEO were amended. Under the terms of the amendments, the remaining payments under each agreement were accelerated to a single lump sum payment of $22.4 million as a result of the completion of the Company’s IPO, which was paid in the third quarter of 2012. The Company recorded $18.1 million for the accelerated bonus expense in General and administrative in its Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2012.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18.         Recently Issued Financial Accounting Standards

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2013-05”). Under ASU No. 2013-05, which clarifies existing generally accepted accounting principles in the United States (“U.S. GAAP”) guidance, an entity would recognize cumulative translation adjustments in earnings when it ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. However, when an entity sells either a part or all of its investment in a consolidated foreign entity, an entity would recognize cumulative translation adjustments in earnings only if the parent no longer has a controlling financial interest in the foreign entity as a result of the sale. In the case of sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustments attributable to the equity method investment would be recognized in earnings upon sale of the equity method investment. In addition, cumulative translation adjustments would be recognized in earnings upon a business combination achieved in stages such as a step acquisition. ASU No. 2013-05 is effective for public companies for fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU No. 2013-05 effective January 1, 2014 with prospective application to the derecognition of any foreign entity subsidiaries, groups of assets or investments in foreign entities completed on or after January 1, 2014. The impact of ASU No. 2013-05 on the Company’s financial position, results of operations and cash flows is dependent on future transactions resulting in derecognition of the Company’s foreign assets, subsidiaries or investments in foreign entities completed on or after adoption.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2013-11”). Under ASU No. 2013-11, an entity is required to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. ASU No. 2013-11 is effective for public companies for fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years, with early adoption permitted. ASU No. 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively. This guidance did not have an impact upon adoption at January 1, 2014 on the Company’s financial position, results of operations or cash flows as the Company currently presents its unrecognized tax benefits net of its deferred tax assets where applicable.

19.           Commitments and Contingencies

Operating Leases

The Company leases restaurant and office facilities and certain equipment under operating leases mainly having initial terms expiring between 2014 and 2032. The restaurant facility leases have renewal clauses primarily from five to 30 years, exercisable at the option of the Company. Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. Certain of these leases require the payment of contingent rentals leased on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Total rental expense for the years ended December 31, 2013, 2012 and 2011 was approximately $156.7 million, $140.9 million and $132.9 million, respectively, and included contingent rentals of approximately $6.5 million, $6.1 million and $5.6 million, respectively.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2013, future minimum rental payments under non-cancelable operating leases (including executed leases for restaurants scheduled to open in 2014) are as follows (in thousands):

2014	$142,309
2015	127,144
2016	107,716
2017	88,802
2018	73,437
Thereafter	426,835
Total minimum lease payments (1)	$966,243
____________________

(1)	Total minimum lease payments have not been reduced by minimum sublease rentals of $1.8 million due in future periods under non-cancelable subleases.

Purchase Obligations

The Company has minimum purchase commitments with various vendors through January 2020. Outstanding commitments consist primarily of beef, pork, seafood and other food and beverage products related to normal business operations and contracts for advertising, technology, sports sponsorships and store level service contracts. In 2013, the Company purchased more than 90% of its beef raw materials from four beef suppliers that represented approximately 90% of the total beef marketplace in the United States.

Litigation and Other Matters

On October 4, 2013, Brooke Cardoza and Cody Hancock (collectively, the “Nevada Plaintiffs”), two current employees, filed a purported collective action lawsuit against the Company in the U.S. District Court for the District of Nevada. The complaint alleges violations of the Fair Labor Standards Act by requiring employees to work off the clock, complete on-line training without pay, and attend meetings in the restaurant without pay. The suit seeks to certify a nationwide collective action that all hourly employees in all Outback Steakhouse restaurants would be permitted to join. The suit seeks an unspecified amount in back pay for the employees that join the lawsuit, an equal amount in liquidated damages, costs, expenses, and attorney’s fees. The Nevada Plaintiffs also filed a companion lawsuit in Nevada state court alleging that the Company violated the state break time rules. The Company believes these lawsuits are without merit, and is vigorously defending all allegations. However, the Company is unable to predict the outcome.

On November 8, 2013, Holly Gehl, Chris Armenta, and Trent Broadstreet (collectively, the “California Plaintiffs”) filed a purported class action lawsuit against the Company, OSI and OS Restaurant Services, LLC, two of its subsidiaries, and T-Bird, one of its franchisees. The lawsuit is filed in the California Superior Court, County of Alameda. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, and violations of California’s Business and Professions Code. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorney’s fees, and such other relief as the Court determines to be appropriate. The Company does not believe the California Plaintiffs have any standing to bring claims against the Company or its subsidiaries as all were employed by the Company’s franchisee. The Company intends to request that the court dismiss it and the Company’s subsidiaries from this action. Should the court deny the Company’s request for dismissal it will vigorously defend the lawsuit. However, the Company is unable to predict the outcome of this case.

In addition, the Company is subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance if they exceed specified retention or deductible amounts. In the opinion of management, the amount of ultimate liability with respect to those actions will not have a material adverse impact on the Company’s financial position or results of operations and cash flows. The Company accrues for loss contingencies that are probable and reasonably estimable.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Legal costs are reported in General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income. The Company generally does not accrue for legal costs expected to be incurred with a loss contingency until those services are provided.

Insurance

The Company purchased insurance for individual claims that exceed the amounts listed in the following table:

	2013	2012	2011
Workers’ compensation	$1,000,000	$1,500,000	$1,500,000
General liability/Liquor liability (1)	1,500,000 / 2,500,000	1,500,000	1,500,000
Health (2)	400,000	400,000	400,000
Property coverage (3)	500,000 / 2,500,000	500,000 / 2,500,000	500,000 / 2,500,000
Employment practices liability	2,000,000	2,000,000	2,000,000
Directors’ and officers’ liability (4)	1,000,000	1,000,000	250,000
Fiduciary liability	25,000	25,000	25,000

____________________

(1)	In 2012 and 2011, claims arising from liquor liability had the same self-insured retention as general liability.

(2)
The Company is self-insured for all covered health benefits claims, limited to $0.4 million per covered individual per year. In 2013, the Company was responsible for the first $0.6 million of payable losses under the plan as an additional deductible, and in 2012 and 2011, the Company was responsible for the first $0.3 million of payable losses under the plan as an additional aggregating specific deductible to apply after the individual specific deductible was met.

(3)
The Company has a $0.5 million deductible per occurrence for those properties that collateralize New PRP’s 2012 CMBS Loan and a $2.5 million deductible per occurrence for all other locations. The deductibles for named storms and earthquakes are 5.0% of the total insurable value at the time of the loss per unit of insurance at each location involved in the loss, subject to a minimum of $0.5 million for those properties that collateralize New PRP’s 2012 CMBS Loan and $2.5 million for all other locations. Property limits are $60.0 million for each occurrence, and the Company does not quota share in any loss above either deductible level.

(4)	Retention increase in 2012 was effective with the Company’s IPO on August 8, 2012.

The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company. In establishing reserves, the Company considers certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors or future adjustments to these estimates may produce materially different amounts of expense that would be reported under these programs. Reserves recorded for workers’ compensation and general liability claims are discounted using the average of the one-year and five-year risk free rate of monetary assets that have comparable maturities. When recovery from an insurance policy is considered probable, a receivable is recorded.

The payments the Company expects to make as of December 31, 2013 for each of the five succeeding years and the aggregate amount thereafter are as follows (in thousands):

2014	$20,710
2015	13,463
2016	7,978
2017	4,841
2018	2,569
Thereafter	14,784
$64,345

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the expected aggregate undiscounted amount to the amount recognized in the Consolidated Balance Sheets is as follows (in thousands):

	DECEMBER 31,
	2013	2012
Undiscounted liability	$66,109	$65,594
Less: discount	(1,764)	(958)
Liability balance	$64,345	$64,636

Discount rates of 0.78% and 0.40% were used for December 31, 2013 and 2012, respectively. The discounted liabilities are presented in the Company’s Consolidated Balance Sheets as follows (in thousands):

	DECEMBER 31,
	2013	2012
Accrued and other current liabilities	$20,710	$22,235
Other long-term liabilities, net	43,635	42,401

20.           Related Parties

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

Additionally, the Company had granted certain T-Bird affiliates (the “T-Bird Entities”) the non-transferable right (the “Put Right”) to require the Company to acquire all of the equity interests in the T-Bird Entities that own Outback Steakhouse restaurants and the rights under the Development Agreement for cash. The Put Right was exercised by T-Bird on August 5, 2013 (the “Put Notice”). As permitted pursuant to the Put Right, T-Bird revoked the Put Notice on November 16, 2013. As a result, T-Bird’s Put Right terminated as of the date of the revocation, and the Company is no longer obligated to purchase the T-Bird Entities.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On May 10, 2012, the Company entered into a first amendment to its management agreement with the Management Company. In accordance with the terms of this amendment, the management agreement terminated immediately prior to the completion of the Company’s IPO, and a termination fee of $8.0 million was paid to the Management Company in the third quarter of 2012. Management fees of $13.8 million and $9.4 million, including the 2012 termination fee, out-of-pocket and other reimbursable expenses, for the years ended December 31, 2012 and 2011, respectively, were included in General and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

21.           Selected Quarterly Financial Data (Unaudited)

The following tables present selected unaudited quarterly financial data for the periods ending as indicated (in thousands, except per share data):

	MARCH 31, 2013	JUNE 30, 2013	SEPTEMBER 30, 2013	DECEMBER 31, 2013
Total revenues	$1,092,250	$1,018,856	$967,569	$1,050,555
Income from operations (1)	96,860	67,886	29,510	31,101
Net income (1) (2) (3) (4)	65,056	76,464	12,134	60,914
Net income attributable to Bloomin’ Brands (1) (2) (3) (4)	63,223	74,868	11,294	58,982
Earnings per share:
Basic	$0.52	$0.61	$0.09	$0.48
Diluted	$0.50	$0.58	$0.09	$0.46

	MARCH 31, 2012	JUNE 30, 2012	SEPTEMBER 30, 2012	DECEMBER 31, 2012
Total revenues	$1,055,626	$980,866	$952,916	$998,387
Income (loss) from operations (5) (6) (7)	90,408	48,720	(11,545)	53,554
Net income (loss) (5) (6) (7) (8)	53,832	20,564	(33,755)	20,663
Net income (loss) attributable to Bloomin’ Brands (5) (6) (7) (8)	49,999	17,440	(35,866)	18,398
Earnings (loss) per share:
Basic	$0.47	$0.16	$(0.31)	$0.15
Diluted	$0.47	$0.16	$(0.31)	$0.15

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

____________________

(1)
The third and fourth quarters of 2013 include approximately $5.0 million and $12.0 million, respectively, of expenses associated with a payroll tax audit related to an IRS proposed issuance of an audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by the Company’s tipped employees during calendar year 2010 through 2012 (see Note 16). The fourth quarter of 2013 includes impairment charges of approximately $18.7 million associated with the decision to close 22 underperforming locations (see Note 14).

(2)	The second quarter of 2013 includes a $14.6 million loss in connection with a repricing amendment to OSI’s senior secured term loan B facility (see Note 12).

(3)
The second quarter of 2013 includes the income tax effect of a $67.7 million reduction of the valuation allowance against the U.S. net deferred income tax assets of which $52.0 million was recorded as income tax benefit (see Note 16).

(4)
The fourth quarter of 2013 includes a gain of $36.6 million from remeasurement of the previously held equity investment in the Company’s Brazilian Joint Venture resulting from the acquisition of controlling interest in that entity (see Note 3).

(5)	The first quarter of 2012 includes approximately $7.4 million of additional legal and other professional fees mainly resulting from amendment and restatement of a lease between OSI and PRP.

(6)
The third quarter of 2012 includes approximately $42.1 million of transaction-related expenses that relate to costs incurred in association with the completion of the IPO in August 2012. These expenses primarily include $34.1 million of certain executive compensation costs and non-cash stock compensation charges recorded upon completion of the IPO and an $8.0 million management agreement termination fee (see Note 17).

(7)	The fourth quarter of 2012 includes a gain of $3.5 million from the collection of proceeds and other related amounts from the 2009 sale of the Company’s Cheeseburger in Paradise concept.

(8)
During 2012, the Company recorded losses on extinguishment and modification of debt for refinancing transactions of $2.9 million, $9.0 million, and $9.1 million, in the first, third, and fourth quarters, respectively (see Note 12).

BLOOMIN’ BRANDS, INC.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Administrative Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

In November 2013, the Company acquired a controlling interest in PGS Consultoria e Serviços Ltda (which was subsequently merged with Outback Steakhouse Restaurantes Brasil S.A., formerly known as Bloom Holdco Participações Ltda.), through a purchase business combination of 80% of our joint venture partner, PGS Participações Ltda. Outback Steakhouse Restaurantes Brasil S.A. is a majority-owned subsidiary of the Company whose Total assets and Total revenues excluded from our assessment represented 6.3% and less than 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. Pursuant to guidelines established by the SEC, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 excluded Outback Steakhouse Restaurantes Brasil S.A.

BLOOMIN’ BRANDS, INC.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein, and which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Changes in Internal Control over Financial Reporting

In 2013, the Company began a project to transform its technology platforms and enhance its business information and transaction systems with SAP software. The project includes implementation of a new general ledger, consolidations system and reporting tools. The Company implemented SAP in the U.S. during the first quarter of 2014 to support both operating and accounting activities. Internal controls and processes have been designed to address changes in the Company’s key business applications and financial processes as a result of the implementation of SAP. Those changes are being evaluated by management. This implementation presents transitional risks to maintaining adequate internal controls over financial reporting.

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

BLOOMIN’ BRANDS, INC.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees will be included under the captions “Proposal No. 1: Election of Directors—Nominees for Election at this Annual Meeting” and “—Directors Continuing in Office” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2013 (“Definitive Proxy Statement”) and is incorporated herein by reference.

The information required by this item regarding our Audit Committee will be included under the caption “Proposal No. 1: Election of Directors—Board Committees and Meetings” in our Definitive Proxy Statement and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K.

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

The information relating to securities authorized for issuance under equity compensation plans is included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons will be included under the caption “Certain Relationships and Related Party Transactions,” and the information required by this item relating to director independence will be included under the caption “Proposal No. 1: Election of Directors—Independent Directors,” in each case in our Definitive Proxy Statement, and is incorporated herein by reference.

BLOOMIN’ BRANDS, INC.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included under the captions “Proposal No. 2: Ratification of Independent Registered Certified Public Accounting Firm—Principal Accountant Fees and Services” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Certified Public Accounting Firm” in our Definitive Proxy Statement and is incorporated herein by reference.

BLOOMIN’ BRANDS, INC.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

•	Consolidated Balance Sheets - December 31, 2013 and 2012

•	Consolidated Statements of Operations and Comprehensive Income – Years ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) – Years ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012, and 2011

•	Notes to consolidated financial statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this Report under Schedule II immediately following the exhibits index: Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012, and 2011. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements and notes thereto included in this Report.
(a)(3) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

2.1
Quota Purchase and Sale Agreement dated October 31, 2013 and effective November 1, 2013, by and between Bloomin’ Brands, Inc., Outback Steakhouse Restaurantes Brasil S.A. (formerly known as Bloom Holdco Participações Ltda.), PGS Participações Ltda., the equity holders of PGS Participações Ltda., PGS Consultoria e Serviços Ltda., and Bloom Participações Ltda.[1] ◆
Filed herewith

3.1	Second Amended and Restated Certificate of Incorporation of Bloomin’ Brands, Inc.	Registration Statement on Form S-8, File No. 333-183270, filed on August 13, 2012, Exhibit 4.1

3.2	Second Amended and Restated Bylaws of Bloomin’ Brands, Inc.	Registration Statement on Form S-8, File No. 333-183270, filed on August 13, 2012, Exhibit 4.2

4.1	Form of Common Stock Certificate	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 4.1

10.1	Credit Agreement dated October 26, 2012 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Lenders and Deutsche Bank Trust Company Americas, as administrative agent for the Lenders[2]	September 30, 2012 Form 10-Q, Exhibit 10.1

10.2
First Amendment to Credit Agreement, Guaranty and Security Agreement dated as of April 10, 2013 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Subsidiary Guarantors, the Lenders and Deutsche Bank Trust Company Americas, as administrative agent for the Lenders
March 31, 2013 Form 10-Q, Exhibit 10.1

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE
10.3
Second Amendment to Credit Agreement dated as of January 3, 2014 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Subsidiary Guarantors and Deutsche Bank Trust Company Americas, as administrative agent
Filed herewith

10.4
Loan and Security Agreement, dated March 27, 2012, between New Private Restaurant Properties, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively as lender[2]
Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.10

10.5
First Amendment to Loan and Security Agreement, dated effective January 1, 2014, by and among New Private Restaurant Properties, LLC, as borrower, OSI HoldCo I, Inc., as guarantor and Wells Fargo Bank, N.A., as trustee for the registered holders of BAMLL-DB 2012-OSI Trust, Commercial Mortgage Pass-Through Certificates, Series 2012-OSI, as lender
Filed herewith

10.6
Mezzanine Loan and Security Agreement (First Mezzanine), dated March 27, 2012, between New PRP Mezz 1, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively as lender
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.11

10.7
First Amendment to Mezzanine Loan and Security Agreement (First Mezzanine), dated as of January 3, 2014, between New PRP Mezz 1, LLC, as borrower, OSI HoldCo I, Inc., as guarantor, and Athene Annuity & Life Assurance Company, Thornburg Strategic Income Fund, Thornburg Investment Income Builder Fund and Newcastle CDO IX, 1 Limited, collectively as lender
Filed herewith

10.8
Mezzanine Loan and Security Agreement (Second Mezzanine), dated March 27, 2012, between New PRP Mezz 2, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively, as lender
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.12

10.9
First Amendment to Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of January 3, 2014, between New PRP Mezz 2, LLC, as borrower, OSI HoldCo I, Inc., as guarantor, and Annaly CRE Holdings LLC, as lender
Filed herewith

10.10	Environmental Indemnity, dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.13

10.11
Environmental Indemnity, dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.14

10.12	Environmental Indemnity, dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.15

10.13	Environmental Indemnity (First Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.16

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE
10.14
Environmental Indemnity (First Mezzanine), dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.17

10.15	Environmental Indemnity (First Mezzanine), dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.18

10.16	Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.19

10.17
Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.20

10.18	Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.21

10.19	Guaranty of Recourse Obligations, dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.22

10.20	Guaranty of Recourse Obligations (First Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.23

10.21	Guaranty of Recourse Obligations (Second Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.24

10.22	Amended and Restated Guaranty, dated March 27, 2012, by OSI Restaurant Partners, LLC to and for the benefit of New Private Restaurant Properties, LLC	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.27

10.23
Subordination, Non-Disturbance and Attornment Agreement (New Private Restaurant Properties, LLC), dated March 27, 2012, by and between Bank of America, N.A., German American Capital Corporation, Private Restaurant Master Lessee, LLC and New Private Restaurant Properties, LLC, with the acknowledgement, consent and limited agreement of OSI Restaurant Partners, LLC
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.25

10.24
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
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.6

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE
10.25
Amended and Restated Operating Agreement for OSI/Fleming’s, LLC made as of June 4, 2010 by and among OS Prime, LLC, a wholly-owned subsidiary of OSI Restaurant Partners, LLC, FPSH Limited Partnership and AWA III Steakhouses, Inc.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.8

10.26	Amended and Restated Master Lease Agreement, dated March 27, 2012, between New Private Restaurant Properties, LLC, as landlord, and Private Restaurant Master Lessee, LLC, as tenant[2]	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.26

10.27	Lease, dated June 14, 2007, between OS Southern, LLC and Selmon’s/Florida-I, Limited Partnership (predecessor to MVP LRS, LLC), as amended May 27, 2010	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.52

10.28	Lease, dated January 21, 2014, between OS Southern, LLC and MVP LRS, LLC	Filed herewith

10.29*	Employee Rollover Agreement for conversion of OSI Restaurant Partners, Inc. restricted stock to Kangaroo Holdings, Inc. restricted stock entered into by the individuals listed on Schedule 1 thereto	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.4

10.30*	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.46

10.31*	Kangaroo Holdings, Inc. 2007 Equity Incentive Plan, as amended	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.1

10.32*	Form of Option Agreement for Options under the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.42

10.33*	Bloomin’ Brands, Inc. 2012 Incentive Award Plan	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.2

10.34*	Form of Nonqualified Stock Option Award Agreement for options granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.2

10.35*	Form of Restricted Stock Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.3

10.36*	Form of Restricted Stock Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.4

10.37*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.1

10.38*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.2

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE
10.39*	Form of Performance Unit Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.5

10.40*	Form of Bloomin’ Brands, Inc. Indemnification Agreement by and between Bloomin’ Brands, Inc. and each member of its Board of Directors and each of its executive officers	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.39

10.41*	Bloomin’ Brands, Inc. Executive Change in Control Plan, effective December 6, 2012	December 7, 2012 Form 8-K, Exhibit 10.1

10.42*	Amended and Restated Employment Agreement made and entered into September 4, 2012 by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	June 30, 2012 Form 10-Q, Exhibit 10.1

10.43*	Option Agreement, dated November 16, 2009, by and between Kangaroo Holdings, Inc. and Elizabeth A. Smith, as amended December 31, 2009	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.40

10.44*	Option Agreement, dated July 1, 2011, by and between Kangaroo Holdings, Inc. and Elizabeth A. Smith	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.41

10.45*	Officer Employment Agreement, made and entered into effective May 7, 2012, by and among David Deno and OSI Restaurant Partners, LLC	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.53

10.46*	Officer Employment Agreement dated January 23, 2008 and effective April 12, 2007 by and among Jeffrey S. Smith and Outback Steakhouse of Florida, LLC, as amended on January 1, 2009 and January 1, 2012	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.32

10.47*
Amended and Restated Employment Agreement dated June 14, 2007, between Joseph J. Kadow and OSI Restaurant Partners, LLC, as amended on January 1, 2009, June 12, 2009, December 30, 2010 and December 16, 2011
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.29

10.48*	Split-Dollar Agreement dated August 12, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Joseph J. Kadow	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.48

10.49*	Officer Employment Agreement made and entered into August 16, 2010 and effective for all purposes as of August 16, 2010 by and among David A. Pace and OSI Restaurant Partners, LLC	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.37

10.50*	Employment Offer Letter Agreement, dated as of November 27, 2012, between Bloomin’ Brands, Inc. and Stephen K. Judge	December 31, 2012 Form 10-K, Exhibit 10.52

10.51*
Split-Dollar Agreement dated August 19, 2008 and effective August 2005, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Richard Danker, Trustee of Robert D. Basham Irrevocable Trust Agreement of 1999 dated December 20, 1999
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.49

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE
10.52*
Split-Dollar Agreement dated December 18, 2008 and effective August 18, 2005, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Shamrock PTC, LLC, Trustee of the Chris Sullivan 2008 Insurance Trust dated July 17, 2008 and William T. Sullivan, Trustee of the Chris Sullivan Non-exempt Irrevocable Trust dated January 5, 2000 and the Chris Sullivan Exempt Irrevocable Trust dated January 5, 2000
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.50

10.53*
Split-Dollar Termination Agreement made and entered into March 21, 2013 by and between OSI Restaurant Partners, LLC, Shamrock PTC, LLC, in its capacity as sole Trustee of The Chris Sullivan 2008 Insurance Trust dated July 17, 2008, and Chris Sullivan, in his individual capacity
March 31, 2013 Form 10-Q, Exhibit 10.3

10.54*	Officer Employment Agreement, made and entered into effective August 7, 2013, by and among Amanda L. Shaw and Bloomin’ Brands, Inc. and OS Management, Inc.	Filed herewith

10.55*	Employment Offer Letter Agreement, dated as of November 1, 2013, between Bloomin’ Brands, Inc. and Patrick Murtha	Filed herewith

10.56	Amended and Restated Registration Rights Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc.	December 31, 2012 Form 10-K, Exhibit 10.58

10.57	Stockholders Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc.	December 31, 2012 Form 10-K, Exhibit 10.59

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]	Filed herewith

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

BLOOMIN’ BRANDS, INC.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

1Portions of Exhibit 2.1 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

2Confidential treatment has been granted with respect to portions of Exhibits 10.1, 10.4 and 10.26 and such portions have been filed separately with the Securities and Exchange Commission.

3 These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

t The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.

BLOOMIN’ BRANDS, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	BALANCE AT THE BEGINNING OF THE PERIOD	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT THE END OF THE PERIOD
Year Ended December 31, 2013
Allowance for doubtful accounts	$—	$111	$—	$111
Valuation allowance on deferred income tax assets (2)	72,515	28,024	(96,013)	4,526
	$72,515	$28,135	$(96,013)	$4,637
Year Ended December 31, 2012
Allowance for doubtful accounts (3)	$2,117	$280	$(2,397)	$—
Valuation allowance on deferred income tax assets (4)	35,837	44,260	(7,582)	72,515
	$37,954	$44,540	$(9,979)	$72,515
Year Ended December 31, 2011
Allowance for note receivable for affiliated entity (5)	$33,150	$(33,150)	$—	$—
Allowance for doubtful accounts	2,454	117	(454)	2,117
Valuation allowance on deferred income tax assets	25,886	12,948	(2,997)	35,837
	$61,490	$(20,085)	$(3,451)	$37,954
____________________

(1)
Deductions for Allowance for doubtful accounts represent the write off of uncollectible accounts or reductions to allowances previously provided. Deductions for Valuation allowance on deferred income tax assets represent changes in timing differences between periods.

(2)
During the second quarter of 2013, the Company recorded a reduction of the valuation allowance against the U.S. net deferred income tax assets as it had conducted an assessment of the recoverability of its net deferred income tax assets and determined it was more likely than not that its existing net deferred income tax assets for general business tax credit carryforwards would be realized.

(3)
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

(4)
The charges to the valuation allowance for the year ended December 31, 2012 were primarily due to the tax benefits associated with tax goodwill related to the joint venture and limited partnership interests purchased and the deferred gain recorded for a sale-leaseback transaction. Of the aggregate charges, $15.8 million was recorded in Additional paid-in capital.

(5)
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

Date:	March 3, 2014	Bloomin’ Brands, Inc.

By: /s/ Elizabeth A. Smith
Elizabeth A. Smith Chief Executive Officer (Principal Executive Officer)

BLOOMIN’ BRANDS, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth A. Smith	Chief Executive Officer and Director (Principal Executive Officer)
Elizabeth A. Smith		March 3, 2014

/s/ David J. Deno	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)
David J. Deno		March 3, 2014

/s/ Amanda L. Shaw	Senior Vice President, Technology and Chief Accounting Officer (Principal Accounting Officer)
Amanda L. Shaw		March 3, 2014

/s/ Andrew B. Balson
Andrew B. Balson	Director	March 3, 2014

/s/ James R. Craigie
James R. Craigie	Director	March 3, 2014

/s/ David R. Fitzjohn
David R. Fitzjohn	Director	March 3, 2014

/s/ Mindy Grossman
Mindy Grossman	Director	March 3, 2014

/s/ David Humphrey
David Humphrey	Director	March 3, 2014

/s/ Tara Walpert Levy
Tara Walpert Levy	Director	March 3, 2014

/s/ John J. Mahoney
John J. Mahoney	Director	March 3, 2014

/s/ Mark E. Nunnelly
Mark E. Nunnelly	Director	March 3, 2014

/s/ Chris T. Sullivan
Chris T. Sullivan	Director	March 3, 2014

[Remainder of page intentionally left blank]