Form 10-Q
period 2014-03-30
Bloomin' Brands, Inc.
filed 2014-05-09
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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
Large accelerated filer ☒ Accelerated filer  ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of May 5, 2014, 125,573,523 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 30, 2014
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	MARCH 30,	DECEMBER 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$172,604	$209,871
Current portion of restricted cash and cash equivalents	2,859	3,364
Inventories	66,799	80,613
Deferred income tax assets	69,994	70,802
Other current assets, net	119,008	119,381
Total current assets	431,264	484,031
Restricted cash	25,042	25,055
Property, fixtures and equipment, net	1,626,988	1,634,130
Goodwill	346,424	346,253
Intangible assets, net	611,294	617,133
Deferred income tax assets	2,790	2,392
Other assets, net	164,988	165,180
Total assets	$3,208,790	$3,274,174

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	MARCH 30,	DECEMBER 31,
	2014	2013
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$176,911	$164,619
Accrued and other current liabilities	197,276	194,346
Current portion of partner deposits and accrued partner obligations	10,174	12,548
Unearned revenue	261,251	359,443
Current portion of long-term debt	11,997	13,546
Total current liabilities	657,609	744,502
Partner deposits and accrued partner obligations	74,863	78,116
Deferred rent	108,098	105,963
Deferred income tax liabilities	142,703	150,582
Long-term debt, net	1,393,136	1,405,597
Other long-term liabilities, net	280,104	284,721
Total liabilities	2,656,513	2,769,481
Commitments and contingencies (Note 9)
Mezzanine Equity
Redeemable noncontrolling interests	22,101	21,984
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding at March 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 125,549,138 and 124,784,124 shares issued and outstanding at March 30, 2014 and December 31, 2013, respectively	1,255	1,248
Additional paid-in capital	1,066,959	1,068,705
Accumulated deficit	(511,902)	(565,154)
Accumulated other comprehensive loss	(31,783)	(26,418)
Total Bloomin’ Brands stockholders’ equity	524,529	478,381
Noncontrolling interests	5,647	4,328
Total stockholders’ equity	530,176	482,709
Total liabilities, mezzanine equity and stockholders’ equity	$3,208,790	$3,274,174

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013
Revenues
Restaurant sales	$1,150,525	$1,082,356
Other revenues	7,334	9,894
Total revenues	1,157,859	1,092,250
Costs and expenses
Cost of sales	373,614	349,989
Labor and other related	311,418	299,867
Other restaurant operating	256,518	233,809
Depreciation and amortization	46,165	40,196
General and administrative	74,054	72,491
Provision for impaired assets and restaurant closings	6,064	1,896
Income from operations of unconsolidated affiliates	—	(2,858)
Total costs and expenses	1,067,833	995,390
Income from operations	90,026	96,860
Other expense, net	(164)	(217)
Interest expense, net	(16,598)	(20,880)
Income before provision for income taxes	73,264	75,763
Provision for income taxes	18,164	10,707
Net income	55,100	65,056
Less: net income attributable to noncontrolling interests	1,367	1,833
Net income attributable to Bloomin’ Brands	$53,733	$63,223

Net income	$55,100	$65,056
Other comprehensive income:
Foreign currency translation adjustment	(5,365)	(4,532)
Comprehensive income	49,735	60,524
Less: comprehensive income attributable to noncontrolling interests	1,367	1,833
Comprehensive income attributable to Bloomin’ Brands	$48,368	$58,691

Earnings per share:
Basic	$0.43	$0.52
Diluted	$0.42	$0.50
Weighted average common shares outstanding:
Basic	124,542	121,238
Diluted	127,851	126,507

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS (1)	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2013	124,784	$1,248	$1,068,705	$(565,154)	$(26,418)	$4,328	$482,709
Net income	—	—	—	53,733	—	1,250	54,983
Foreign currency translation adjustment	—	—	—	—	(5,365)	—	(5,365)
Stock-based compensation	—	—	3,641	—	—	—	3,641
Exercises of stock options	801	8	5,966	—	—	—	5,974
Repurchase of common stock	(18)	—	—	(481)	—	—	(481)
Excess tax benefit on stock-based compensation	—	—	1,221	—	—	—	1,221
Forfeiture of restricted stock	(49)	(1)	—	—	—	—	(1)
Issuance of performance-based share units	31	—	—	—	—	—	—
Tax withholding on performance-based share units	—	—	(324)	—	—	—	(324)
Purchase of limited partnership interests, net of tax of $6,197	—	—	(12,250)	—	—	1,236	(11,014)
Distributions to noncontrolling interests	—	—	—	—	—	(1,167)	(1,167)
Balance, March 30, 2014	125,549	$1,255	$1,066,959	$(511,902)	$(31,783)	$5,647	$530,176

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
____________________

(1)
Net income attributable to noncontrolling interests for the thirteen weeks ended March 30, 2014 excludes $117 due to Redeemable noncontrolling interests related to the Company’s subsidiaries in Brazil and China, which are reported in the Mezzanine equity section in the Consolidated Balance Sheet at March 30, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013
Cash flows provided by operating activities:
Net income	$55,100	$65,056
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,165	40,196
Amortization of deferred financing fees	848	923
Amortization of capitalized gift card sales commissions	8,792	7,604
Provision for impaired assets and restaurant closings	6,064	1,896
Accretion on debt discounts	568	653
Stock-based and other non-cash compensation expense	2,357	6,195
Income from operations of unconsolidated affiliates	—	(2,858)
Deferred income tax benefit	(876)	—
Loss (gain) on disposal of property, fixtures and equipment	436	(318)
Gain on life insurance and restricted cash investments	(362)	(1,944)
Recognition of deferred gain on sale-leaseback transaction	(535)	(485)
Excess tax benefits from stock-based compensation	(1,221)	—
Change in assets and liabilities:
Decrease in inventories	13,788	10,201
Increase in other current assets	(7,463)	(5,167)
Decrease in other assets	2,591	2,530
Increase (decrease) in accounts payable and accrued and other current liabilities	11,957	(13,090)
Increase in deferred rent	2,080	2,836
Decrease in unearned revenue	(98,214)	(97,245)
(Decrease) increase in other long-term liabilities	(2,248)	1,117
Net cash provided by operating activities	39,827	18,100
Cash flows used in investing activities:
Purchases of life insurance policies	(520)	(372)
Proceeds from sale of life insurance policies	627	38
Proceeds from disposal of property, fixtures and equipment	105	1,799
Acquisition of business, net of cash acquired	(3,063)	—
Capital expenditures	(39,313)	(40,950)
Decrease in restricted cash	5,514	6,184
Increase in restricted cash	(5,105)	(5,093)
Net cash used in investing activities	$(41,755)	$(38,394)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013
Cash flows used in financing activities:
Repayments of long-term debt	$(14,578)	$(30,558)
Proceeds from the exercise of stock options	5,974	10,639
Distributions to noncontrolling interests	(1,167)	(2,435)
Purchase of limited partnership interests	(17,211)	—
Repayments of partner deposits and accrued partner obligations	(7,388)	(4,184)
Repayments of notes receivable due from stockholders	—	5,312
Repurchase of common stock	(481)	—
Excess tax benefits from stock-based compensation	1,221	—
Tax withholding on performance-based share units	(324)	—
Net cash used in financing activities	(33,954)	(21,226)
Effect of exchange rate changes on cash and cash equivalents	(1,385)	(2,701)
Net decrease in cash and cash equivalents	(37,267)	(44,221)
Cash and cash equivalents at the beginning of the period	209,871	261,690
Cash and cash equivalents at the end of the period	$172,604	$217,469
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,663	$19,975
Cash paid for income taxes, net of refunds	10,622	2,217
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$—	$325
Acquisition of property, fixtures and equipment through accounts payable or capital lease liabilities	851	1,199
Deferred tax effect of purchase of noncontrolling interests	6,197	—

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation

Bloomin’ Brands, Inc. (“Bloomin’ Brands” or the “Company”) was formed by an investor group comprised of funds advised by Bain Capital Partners, LLC and Catterton Management Company, LLC and Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon and certain members of management. Bloomin’ Brands is a holding company and conducts its operations through OSI Restaurant Partners, LLC (“OSI”), the Company’s primary operating entity, and New Private Restaurant Properties, LLC, an indirect wholly-owned subsidiary of the Company that leases certain Company-owned restaurant properties to a subsidiary of OSI.

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

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

Change in Fiscal Year End

On January 3, 2014, the Board of Directors approved a change in the Company’s fiscal year end from a calendar year ending on December 31 to a 52-53 week year ending on the last Sunday in December, effective beginning with fiscal year 2014. The Company believes the change in fiscal year provides numerous benefits, including aligning the Company’s reporting periods to be more consistent with peer restaurant companies and improving comparability between periods by removing the effect of trading day on Restaurant sales and operating margins. The Company will continue reporting its Brazilian operations, on a calendar-based one-month lag. All other international operations will be reported on a 52-53 week reporting period contemporaneously with the domestic operations.

The Company made the fiscal year change on a prospective basis and has not adjusted operating results for prior periods. The change impacts the prior year comparability of the Company’s fiscal quarters in 2014 and will result in shifts in the quarterly periods, which will have an impact on quarterly financial results. The first fiscal quarter of 2014 began on January 1, 2014 and ended March 30, 2014 and is referred to throughout this report as the “thirteen weeks ended March 30, 2014”.

The thirteen weeks ended March 30, 2014 included one less operating day than the comparable prior year period and the Company estimates that the impact was approximately $7.5 million and $1.5 million on Total revenues and Net income attributable to Bloomin’ Brands, respectively.

Reclassifications

The Company has reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the thirteen weeks ended March 30, 2014. These reclassifications had no effect on previously reported net income.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

2.     Acquisitions

Acquisition of Controlling Interest in the Company’s Brazilian Operations

Prior to November 1, 2013, the Company held a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”) through a joint venture arrangement with PGS Participações Ltda, which operated Outback Steakhouse restaurants in Brazil. Effective November 1, 2013, the Company completed the acquisition of a controlling interest in the Brazilian Joint Venture resulting in the consolidation of this entity.

Prior to the acquisition, the Company accounted for the Brazilian Joint Venture under the equity method of accounting. The Company’s share of earnings of $2.9 million for the three months ended March 31, 2013 was recorded in Income from operations of unconsolidated affiliates in the Company’s Consolidated Statement of Operations and Comprehensive Income. The Brazilian Joint Venture’s results of operations for the thirteen weeks ended March 30, 2014 are reflected in the respective line items in the Company’s Consolidated Statement of Operations and Comprehensive Income.

Acquisition of Limited Partnership Interests

Effective January 1, 2014, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 37 Bonefish Grill restaurants for an aggregate purchase price of $17.2 million. These transactions resulted in a reduction of approximately $12.3 million in Additional paid-in capital in the Company’s Consolidated Balance Sheet at March 30, 2014.

The following table sets forth the effect of these transactions on stockholders’ equity attributable to Bloomin’ Brands (in thousands):

	NET INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS AND TRANSFERS TO NONCONTROLLING INTERESTS

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013
Net income attributable to Bloomin’ Brands	$53,733	$63,223
Transfers to noncontrolling interests:
Net decrease in Bloomin’ Brands additional paid-in capital for purchase of limited
partnership interests	(12,250)	—
Change from net income attributable to Bloomin’ Brands and transfers to noncontrolling	$41,483	$63,223
interests

Acquisition of Franchised Restaurants

Effective March 1, 2014, the Company acquired two Bonefish Gill restaurants from a franchisee for a purchase price of approximately $3.2 million, including customary escrow amounts. The Consolidated Statement of Operations and Comprehensive Income includes the results of operations for these restaurants from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact was not material to reported results.

The Company allocated the purchase price to the assets acquired less the liabilities assumed based on their estimated fair value on the date of acquisition with the remaining $2.5 million of the purchase price allocated to goodwill. All goodwill recognized is expected to be deductible for tax purposes.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents a rollforward of the carrying amount of goodwill for the thirteen weeks ended March 30, 2014 (in thousands):

Balance at December 31, 2013	$346,253
Additions for purchases of franchised locations	2,461
Foreign currency translation adjustments	(2,290)
Balance at March 30, 2014	$346,424

3.         Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013
Net income attributable to Bloomin’ Brands	$53,733	$63,223

Basic weighted average common shares outstanding	124,542	121,238

Effect of diluted securities:
Stock options	3,193	5,064
Nonvested restricted stock and restricted stock units	111	205
Nonvested performance-based share units	5	—
Diluted weighted average common shares outstanding	127,851	126,507

Basic earnings per share	$0.43	$0.52
Diluted earnings per share	$0.42	$0.50

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows (in thousands):

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013
Stock options	1,917	2,071
Nonvested restricted stock and restricted stock units	220	—

4.         Stock-based Compensation

The Company recognized stock-based compensation expense as follows (in thousands):

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013
Stock options	$2,468	$3,985
Restricted stock and restricted stock units	749	375
Performance-based share units	358	69
	$3,575	$4,429

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

During the thirteen weeks ended March 30, 2014, the Company made grants to its employees of 1.2 million stock options, 0.3 million restricted stock units and 0.1 million performance-based share units. The weighted-average grant date fair value per stock option was $12.06.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period at March 30, 2014:

	UNRECOGNIZED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$32,087	3.2
Restricted stock and restricted stock units	$13,657	3.2
Performance-based share units	$2,190	0.9

5.           Long-term Debt, Net

Long-term debt, net consisted of the following (in thousands):

	MARCH 30,	DECEMBER 31,
	2014	2013
Senior secured term loan B facility, interest rate of 3.50% at March 30, 2014 and December 31, 2013 (1) (2)	$925,000	$935,000
Mortgage loan, weighted average interest rates of 4.04% and 4.02% at March 30, 2014 and December 31, 2013, respectively (3)	309,612	311,644
First mezzanine loan, interest rate of 9.00% at March 30, 2014 and December 31, 2013 (3)	85,862	86,131
Second mezzanine loan, interest rate of 11.25% at March 30, 2014 and December 31, 2013 (3)	86,519	86,704
Other notes payable, uncollateralized, interest rates ranging from 0.52% to 7.00% and from 0.58% to 7.00% at March 30, 2014 and December 31, 2013, respectively (1)	4,170	6,186
Sale-leaseback obligations (1)	2,375	2,375
Capital lease obligations (1)	1,179	1,255
	1,414,717	1,429,295
Less: current portion of long-term debt	(11,997)	(13,546)
Less: unamortized debt discount	(9,584)	(10,152)
Long-term debt, net	$1,393,136	$1,405,597
________________

(1)	Represents obligations of OSI.

(2)	At December 31, 2013, $20.0 million of OSI’s outstanding senior secured term loan B facility was at an interest rate of 4.75%.

(3)	Represents obligations of New PRP (as defined below).

Bloomin’ Brands, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness as described below.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Credit Agreement

On October 26, 2012, OSI completed a refinancing of its outstanding senior secured credit facilities and entered into a credit agreement (“Credit Agreement”) with a syndicate of institutional lenders and financial institutions. The senior secured credit facilities provide for senior secured financing of up to $1.225 billion, consisting of a $1.0 billion term loan B and a $225.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities (the “Credit Facilities”) and mature on October 26, 2019. The senior secured term loan B was issued with an original issue discount of $10.0 million. OSI amended the Credit Agreement in April 2013 for a repricing of its senior secured term loan B facility and in January 2014 to align the Credit Agreement with its change in fiscal year.

Senior Secured Term Loan B

Borrowings under the senior secured term loan B, as amended (“Term Loan B”), bear interest at 150 basis points over the Base Rate or 250 basis points over the Eurocurrency Rate and have interest rate floors of 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate. The Base Rate option is the highest of (i) the prime rate of Deutsche Bank Trust Company Americas, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency Rate with a one-month interest period plus 1.0% (“Base Rate”) (3.25% at March 30, 2014 and December 31, 2013).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.15% to 0.33% and 0.17% to 0.35% at March 30, 2014 and December 31, 2013, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.

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

The Term Loan B requires amortization payments of approximately $10.0 million per calendar year, payable in scheduled equal quarterly installments through September 2019. These payments are reduced by the application of any prepayments, including the $10.0 million prepayment that occurred during the thirteen weeks ended March 30, 2014. Any remaining balance is due at maturity. Since the inception of the Term Loan B, OSI has made sufficient voluntary prepayments in excess of the remaining required amortization payments and, as a result, will not be required to make any further required amortization payments until the remaining balance of the loan reaches maturity in October 2019.

The outstanding balance on the Term Loan B, excluding the unamortized debt discount, was $925.0 million and $935.0 million at March 30, 2014 and December 31, 2013, respectively. The remaining unamortized debt discount on the Term Loan B was $6.7 million and $7.0 million at March 30, 2014 and December 31, 2013, respectively. At March 30, 2014 and December 31, 2013, respectively, none of the outstanding balance on the Term Loan B was classified as current due to aggregate voluntary prepayments made by OSI and the results of its projected covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required in the subsequent 12 months. The amount of outstanding term loans required to be prepaid in accordance with OSI’s debt covenants may vary based on year-end results.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Revolving Credit Facility

The revolving credit facility of $225.0 million matures October 26, 2017 and provides for swing-line loans and letters of credit for working capital and general corporate purposes. The revolving credit facility bears interest at rates ranging from 200 to 250 basis points over the Base Rate or 300 to 350 basis points over the Eurocurrency Rate, with step-downs based upon OSI’s consolidated first lien net leverage ratio. There were no loans outstanding under the revolving credit facility at March 30, 2014 or December 31, 2013, however, $29.6 million and $31.6 million, respectively, of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing. Total outstanding letters of credit issued under OSI’s revolving credit facility may not exceed $100.0 million.

At March 30, 2014 and December 31, 2013, the Company was in compliance with its debt covenants. See the 2013 Form 10-K for further information about OSI’s debt covenant requirements.

Commercial Mortgage-backed Securities Loan

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

At March 30, 2014 and December 31, 2013, the outstanding balance, excluding the unamortized debt discount, on the 2012 CMBS Loan was $482.0 million and $484.5 million, respectively.

6.     Other Long-term Liabilities, Net

The Company maintains an endorsement split-dollar insurance policy with a death benefit of $5.0 million for one of its current executive officers. The Company is the beneficiary of the policy to the extent of premiums paid or the cash value, whichever is greater, with the remaining death benefit being paid to personal beneficiaries designated by the executive officer.

During the thirteen weeks ended March 30, 2014 and the three months ended March 31, 2013, the Company terminated the split-dollar agreements with certain of its former executive officers in exchange for aggregate payments of $2.0 million and $2.2 million, respectively, in cash. Upon termination, the release of the death benefit and related liabilities and net of the associated cash termination payment resulted in net gains of $1.9 million and $2.2 million during the thirteen weeks ended March 30, 2014 and the three months ended March 31, 2013, respectively, which were recorded in General and administrative in the Consolidated Statements of Operations and Comprehensive Income. As a result of the terminations, the Company became the sole and exclusive owner of the related split-dollar insurance policies and elected to cancel them.

As of March 30, 2014 and December 31, 2013, the Company had $1.1 million and $5.0 million, respectively, recorded in Other long-term liabilities, net in its Consolidated Balance Sheets for the outstanding obligations under the endorsement split-dollar insurance policies.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

7.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis

The Company invested $8.7 million and $11.9 million of its excess cash in fixed income and money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheets as of March 30, 2014 and December 31, 2013, respectively, at a net value of 1:1 for each dollar invested. The fair value of the investments in these funds is determined by using quoted prices for identical assets in an active market. As a result, the Company has determined that the inputs used to value these investments fall within Level 1 of the fair value hierarchy.

The following tables present the Company’s fixed income and money market funds measured at fair value on a recurring basis as of March 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	TOTAL MARCH 30, 2014	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Fixed income funds - cash equivalents	$4,012	$4,012	$—	$—
Money market funds - cash equivalents	4,553	4,553	—	—
Money market funds - restricted cash equivalents	110	110	—	—
Total recurring fair value measurements	$8,675	$8,675	$—	$—

	TOTAL DECEMBER 31, 2013	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Fixed income funds - cash equivalents	$9,849	$9,849	$—	$—
Money market funds - cash equivalents	1,988	1,988	—	—
Money market funds - restricted cash equivalents	68	68	—	—
Total recurring fair value measurements	$11,905	$11,905	$—	$—

In connection with the 2012 CMBS Loan, the Company entered into an interest rate cap with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. This interest rate cap had a nominal fair market value at March 30, 2014 and December 31, 2013, respectively, and therefore was excluded from the applicable tables within this footnote.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair Value Measurements on a Nonrecurring Basis

In 2013, the Company completed an assessment of its restaurant base. As a result of this assessment, the Company decided to close 22 underperforming locations. In connection with this initiative, the Company incurred pre-tax asset impairment charges of approximately $18.7 million in the fourth quarter of 2013. During the thirteen weeks ended March 30, 2014, the Company recognized expenses of $4.9 million, which included direct costs associated with the restaurant closures and severance-related obligations, partially offset by the reversal of deferred rent liabilities.

The following table presents the components of these charges and the line item within the Consolidated Statement of Operations and Comprehensive Income in which each component was recognized during the thirteen weeks ended March 30, 2014 (in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME	AMOUNT
Restaurant closure expenses	Provision for impaired assets and restaurant closings	$5,972
Severance and other liabilities	General and administrative	1,035
Deferred rent liability write-off	Other restaurant operating	(2,078)
		$4,929

During the thirteen weeks ended March 30, 2014, the Company recorded $6.1 million of impairment and restaurant closing expenses as a result of the fair value measurement on a nonrecurring basis of its long-lived assets held and used, which were primarily comprised of $6.0 million in charges associated with the restaurant closure initiative discussed above.

The Company recorded $1.1 million of impairment charges as a result of the fair value measurement on a nonrecurring basis of its long-lived assets held and used during the three months ended March 31, 2013, primarily related to certain specifically identified restaurant locations that were closed or relocated. The impaired long-lived assets had $4.4 million of remaining fair value at March 31, 2013. Restaurant closure and related expenses of $0.8 million were recognized for the three months ended March 31, 2013. Impairment losses for long-lived assets held and used and restaurant closure expenses were recognized in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive Income.

The following table presents losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2013 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents quantitative information related to the range of unobservable inputs used in the Company’s Level 3 fair value measurements for the impairment losses incurred for the three months ended March 31, 2013:

UNOBSERVABLE INPUT	THREE MONTHS ENDED MARCH 31, 2013
Weighted-average cost of capital	9.5%
Long-term growth rates	2.0%
Annual revenue growth rates (1)	2.4% - 3.0%
________________

(1)	Weighted average of the annual revenue growth rates unobservable input range was 2.6%.

Interim Disclosures about Fair Value of Financial Instruments

The Company’s non-derivative financial instruments at March 30, 2014 and December 31, 2013 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

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

The following tables include the carrying value and fair value of the Company’s financial instruments at March 30, 2014 and December 31, 2013 aggregated by the level in the fair value hierarchy in which those measurements fall (in thousands):

	MARCH 30, 2014
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Senior secured term loan B facility (1)	$925,000	$—	$922,688	$—
Mortgage loan (2)	309,612	—	—	319,103
First mezzanine loan (2)	85,862	—	—	85,862
Second mezzanine loan (2)	86,519	—	—	87,384
Other notes payable (1)	4,170	—	—	3,953

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	DECEMBER 31, 2013
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Senior secured term loan B facility (1)	$935,000	$—	$936,169	$—
Mortgage loan (2)	311,644	—	—	318,787
First mezzanine loan (2)	86,131	—	—	86,131
Second mezzanine loan (2)	86,704	—	—	87,571
Other notes payable (1)	6,186	—	—	5,912
_______________

(1)	Represents obligations of OSI.

(2)	Represents obligations of New PRP.

8.           Taxes

Income Taxes

The effective income tax rate for the thirteen weeks ended March 30, 2014 was 24.8% compared to 14.1% for the three months ended March 31, 2013. This net increase in the effective income tax rate was due to the following: (i) the acquisition of limited partnership interests in 2013 and 2014, which resulted in increased income allocations, (ii) a lower estimated income tax rate in the three months ended March 31, 2013 due to the reduction of valuation allowances resulting from the utilization of certain deferred tax assets in 2013, and (iii) a change in the blend of taxable income and tax rates across the Company’s domestic and international subsidiaries.

The effective income tax rate for the thirteen weeks ended March 30, 2014 was lower than the blended federal and state statutory rate of 39.0% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the recognition of previously unrecognized tax benefits. The effective income tax rate for the three months ended March 31, 2013 was lower than the blended federal and state statutory rate of 38.6% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the foreign rate differential, decrease in the valuation allowance and the elimination of noncontrolling interest together being such a large percentage of projected annual pretax income.

As of March 30, 2014 and December 31, 2013, the Company had $15.1 million and $17.1 million, respectively, of unrecognized tax benefits.  Additionally, the Company accrued $0.9 million and $2.1 million, respectively of interest and penalties related to uncertain tax positions as of March 30, 2014 and December 31, 2013, respectively.  Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $14.8 million and $17.2 million as of March 30, 2014 and December 31, 2013, respectively, if recognized, would impact the Company’s effective income tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective income tax rate consists of items that are offset by deferred income tax assets and the federal income tax benefit of state income tax items.

The Company is currently under income tax examination by the Internal Revenue Service (“IRS”) for the year ended December 31, 2011. The Company is currently open to audit under the statute of limitations for the years ended December 31, 2007 through 2013. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2001 through 2012. The Company and its subsidiaries’ foreign income tax returns are open to audit under the statute of limitations for the years ended December 31, 2007 through 2013.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Payroll Taxes

The Company is currently under payroll tax examination by the IRS. The IRS informed the Company in 2013 that it proposed to issue an audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by the Company’s tipped employees during calendar year 2010, for which the Company recorded a liability of $5.0 million in the third quarter of 2013. The cash tips allegedly unreported by the tipped employees were based on an IRS estimate of the aggregate amount of tips directly received by tipped employees from the Company’s customers. Subsequently, the Company had additional communications with the IRS representatives, which indicated that the scope of the proposed adjustment would expand to include the 2011 and 2012 periods. As a result, the Company reassessed the established liability balance and recorded an additional $12.0 million in the fourth quarter of 2013. As of March 30, 2014, the Company had $11.0 million and $6.0 million recorded in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in the Company’s Consolidated Balance Sheet.

In March 2014, the IRS issued an audit adjustment of $5.0 million to the Company for the employer’s share of FICA taxes related to cash tips unreported by the Company’s employees during calendar year 2010 for this matter. The Company subsequently remitted payment to the IRS in April 2014 to settle the calendar year 2010 audit adjustment.

9.           Commitments and Contingencies

On October 4, 2013, Brooke Cardoza and Cody Hancock (collectively, the “Nevada Plaintiffs”), two current employees, filed a purported collective action lawsuit against the Company, OSI, and two of its subsidiaries in the U.S. District Court for the District of Nevada. The complaint alleges violations of the Fair Labor Standards Act by requiring employees to work off the clock, complete on-line training without pay, and attend meetings in the restaurant without pay. The suit seeks to certify a nationwide collective action that all hourly employees in all Outback Steakhouse restaurants would be permitted to join. The suit seeks an unspecified amount in back pay for the employees that join the lawsuit, an equal amount in liquidated damages, costs, expenses, and attorney’s fees. The Nevada Plaintiffs also filed a companion lawsuit in Nevada state court alleging that the Company violated the state break time rules. The Company believes these lawsuits are without merit, and is vigorously defending all allegations. However, the Company is unable to predict the outcome.

On November 8, 2013, Holly Gehl, Chris Armenta, and Trent Broadstreet (collectively, the “California Plaintiffs”) filed a purported class action lawsuit against the Company, OSI and OS Restaurant Services, LLC, two of its subsidiaries, and T-Bird Restaurant Group, Inc. (“T-Bird”), one of its franchisees. The lawsuit was filed in the California Superior Court, County of Alameda. The defendants removed the matter to the U.S. District Court for the Northern District of California in December 2013. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, and violations of California’s Business and Professions Code. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorney’s fees, and such other relief as the Court determines to be appropriate. The Company does not believe the California Plaintiffs have any standing to bring claims against the Company or its subsidiaries as all were employed by the Company’s franchisee. The Company intends to request that the court dismiss it and the Company’s subsidiaries from this action. Should the court deny the Company’s request for dismissal it will vigorously defend the lawsuit. However, the Company is unable to predict the outcome of this case.

10.         Recently Issued Financial Accounting Standards

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 changes the criteria for reporting and revises the definition of discontinued operations while

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

enhancing disclosures in this area. Additional disclosure requirements for discontinued operations and new disclosures for individually material disposal transactions that do not meet the revised definition of a discontinued operation will be applicable. ASU No. 2014-08 will be effective for the Company on December 29, 2014 with early adoption permitted. The impact of ASU No. 2014-08 on the Company’s financial position, results of operations and cash flows is dependent on the occurrence of future transactions or events.

In March 2014, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 13-D “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period” (“EITF 13-D”). Under EITF 13-D, a performance target that can be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects grant date fair value. Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be achieved. If necessary, compensation cost is subsequently adjusted, to reflect those awards that ultimately vest. EITF 13-D will be effective, on a prospective basis, for the Company on December 28, 2015 with early adoption permitted. Adoption of this standard will not have an impact on the Company’s financial position, results of operations or cash flows as the vesting of outstanding performance-based share units is aligned with the requisite service period.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2013-11”). Under ASU No. 2013-11, an entity is required to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which is based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements is still required. ASU No. 2013-11 applies on a prospective basis to all unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively. ASU No. 2013-11 was effective for the Company on January 1, 2014 and adoption on that date did not have an impact on the Company’s financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2013-05”). Under ASU No. 2013-05, which clarifies existing U.S. GAAP guidance, an entity would recognize cumulative translation adjustments in earnings when it ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. However, when an entity sells either a part or all of its investment in a consolidated foreign entity, an entity would recognize cumulative translation adjustments in earnings only if the parent no longer has a controlling financial interest in the foreign entity as a result of the sale. In the case of sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustments attributable to the equity method investment would be recognized in earnings upon sale of the equity method investment. In addition, cumulative translation adjustments would be recognized in earnings upon a business combination achieved in stages such as a step acquisition. ASU No. 2013-05 was effective for the Company on January 1, 2014 and was adopted on that date, with prospective application to the derecognition of any foreign entity subsidiaries, groups of assets or investments in foreign entities completed on or after January 1, 2014. The impact of ASU No. 2013-05 on the Company’s financial position, results of operations and cash flows is dependent on future transactions resulting in derecognition of the Company’s foreign assets, subsidiaries or investments in foreign entities completed on or after adoption.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

11.           Subsequent Events

Commercial Mortgage-backed Securities Loan Rate Cap

New PRP’s interest rate cap (“Rate Cap”) expired on April 13, 2014. In connection with the expiration of the Rate Cap, New PRP entered into a replacement rate cap (“Replacement Rate Cap”), with a notional amount of $48.7 million, to limit the volatility of the floating rate component of the first mortgage loan within the 2012 CMBS Loan. Under the Replacement Rate Cap, if the 30-day LIBOR rate exceeds 7.00% per annum, the counterparty must pay to New PRP such excess on the notional amount of the floating rate component.

If necessary, the Company will record mark-to-market changes in the fair value of this derivative instrument in earnings in the period of change. The Replacement Rate Cap has a term of two years, expiring on April 13, 2016. Upon the expiration or termination of the Replacement Rate Cap or the downgrade of the credit ratings of the counterparty under the Replacement Rate Cap’s specified thresholds, New PRP is required to obtain a replacement interest rate cap in a notional amount equal to the outstanding principal balance (if any) of the floating rate component. The Replacement Rate Cap had a nominal fair market value on the date of its inception.

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

Cautionary Statement

This Quarterly Report on Form 10-Q (the “Report”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “feels,” “seeks,” “forecasts,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. Important factors that could cause actual results to differ materially from statements made or suggested by forward-looking statements include, but are not limited to, the following:

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of March 30, 2014, we owned and operated 1,339 restaurants and franchised 161 restaurants across 48 states, Puerto Rico, Guam and 21 countries. We have five founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Our concepts seek to provide a compelling customer experience combining great food, highly attentive service and lively and contemporary ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment. Each of our concepts maintains a unique, founder-inspired brand identity and entrepreneurial culture, while leveraging our scale and enhanced operating model. We consider Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar to be our core concepts. We continue to evaluate a plan to exit our Roy’s concept, but have not established a timeframe or committed to a specific plan to do so.
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

Our strategic plan and operating model entails maintaining an experienced executive management team and adapting practices from the consumer products and retail industries to complement our restaurant acumen and enhance our brand management, analytics and innovation. This model keeps the customer at the center of our decision-making and focuses on continuous innovation and productivity to drive sustainable sales and profit growth. In addition, we believe that substantial development opportunities remain for our concepts in the U.S. and internationally.

We continue to balance near-term growth in market share with investments to achieve sustainable growth. In 2014, our key growth strategies, which are enabled by continued improvements in infrastructure and organizational effectiveness include:

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

•
Pursue New Strategic International Development in Selected Markets. We believe the international business represents a significant growth opportunity and that we are well-positioned to continue to expand our concepts outside the U.S. We continue to focus on existing geographic regions in Latin America and Asia, with strategic expansion in selected emerging and high growth developed markets. We are focusing our existing market growth in Brazil and new market growth in China and Latin America. We expect that approximately 50% of our new units in 2014 will be international opportunities, but will shift to a higher weight of international units as we continue to implement our international expansion plans.

The combination of macro-economic and other factors have put considerable pressure on sales in the casual dining industry both domestically and in our South Korean market. For example, domestically, the ongoing impacts of high unemployment, continued reduced access to credit, financial market volatility and unpredictability, governmental spending and budget matters, other national, regional and local regulatory and economic conditions, gasoline prices, reduced disposable consumer income and consumer confidence have had a negative effect on discretionary consumer spending.  In our South Korean market, higher levels of household debt have impacted discretionary consumer spending, particularly in the casual dining environment. As these conditions persist, we will face increased pressure with respect to our pricing, traffic levels and commodity costs.  We believe that in this environment, we will need to maintain our focus on value and innovation as well as refreshing our restaurant base to continue to drive sales.

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

•
System-wide sales—total restaurant sales volume for all Company-owned and franchise restaurants and, in historical periods, unconsolidated joint venture restaurants, regardless of ownership, to interpret the overall health of our brands;

•
Adjusted restaurant-level operating margin, Adjusted income from operations, Adjusted net income, Adjusted diluted earnings per share, EBITDA and Adjusted EBITDA—non-GAAP financial measures utilized to evaluate our operating performance, which definitions, usefulness and reconciliations are described in more detail in the “Non-GAAP Financial Measures” section below; and

•	Customer satisfaction scores—measurement of our customers’ experiences in a variety of key attributes.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Change in Fiscal Year End

On January 3, 2014, our Board of Directors approved a change in our fiscal year end from a calendar year ending on December 31 to a 52-53 week year ending on the last Sunday in December, effective beginning with fiscal year 2014. We believe the change in our fiscal year end provides numerous benefits, including aligning our reporting periods to be more consistent with peer restaurant companies and improving comparability between periods by removing the effect of trading day on Restaurant sales and operating margins. We will continue reporting our Brazilian operations, on a calendar-based one-month lag. All other international operations will be reported on a 52-53 week reporting period contemporaneously with the domestic operations.

We made the fiscal year change on a prospective basis and have not adjusted operating results for prior periods. The change impacts the prior year comparability of our fiscal quarters and annual period in 2014 and will result in shifts in the quarterly periods, which will have an impact on our quarterly financial results. The first fiscal quarter of 2014 began January 1, 2014 and ended March 30, 2014 and is referred to throughout this report as the “thirteen weeks ended March 30, 2014”.

The thirteen weeks ended March 30, 2014 included one less operating day than the comparable prior year period and we estimate that the impact is approximately $7.5 million and $1.5 million on Total revenues and Net income attributable to Bloomin’ Brands, respectively.

The impact of the change in the reporting periods for fiscal year 2014 is as follows:

FISCAL PERIOD	2014 REPORTING PERIOD	2014 FISCAL PERIOD DAYS	COMPARABLE 2013 FISCAL PERIOD DAYS	FISCAL YEAR CHANGE IMPACT (in operating days)
First fiscal quarter	January 1, 2014 to March 30, 2014	89	90	(1)
Second fiscal quarter	March 31, 2014 to June 29, 2014	91	91	—
Third fiscal quarter	June 30, 2014 to September 28, 2014	91	92	(1)
Fiscal year	January 1, 2014 to December 28, 2014	362	365	(3)

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	MARCH 30,	MARCH 31,
	2014	2013
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned—domestic	650	663
Company-owned—international (1) (2)	171	117
Franchised—domestic	104	106
Franchised and joint venture—international (1)	51	89
Total	976	975
Carrabba’s Italian Grill
Company-owned	240	234
Franchised	1	1
Total	241	235
Bonefish Grill
Company-owned	192	174
Franchised	5	7
Total	197	181
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	66	65
Roy’s
Company-owned	20	22
System-wide total	1,500	1,478
____________________

(1)
Effective November 1, 2013, we acquired a controlling interest in the Brazilian Joint Venture resulting in the consolidation and reporting of 47 restaurants (as of the acquisition date) as Company-owned locations, which are reported as unconsolidated joint venture locations in the historical period presented.

(2)
The restaurant count for Brazil is reported as of February 28, 2014 to correspond with the balance sheet date of this subsidiary and, therefore, excludes one restaurant that opened in March 2014. Restaurant counts for our Brazilian operations were reported as of March 31st in the historical period presented.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, percentages that items in our Consolidated Statements of Operations and Comprehensive Income are in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013
Revenues
Restaurant sales	99.4%	99.1%
Other revenues	0.6	0.9
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	32.5	32.3
Labor and other related (1)	27.1	27.7
Other restaurant operating (1)	22.3	21.6
Depreciation and amortization	4.0	3.7
General and administrative	6.4	6.6
Provision for impaired assets and restaurant closings	0.5	0.2
Income from operations of unconsolidated affiliates	—	(0.3)
Total costs and expenses	92.2	91.1
Income from operations	7.8	8.9
Other expense, net	(*)	(*)
Interest expense, net	(1.4)	(2.0)
Income before provision for income taxes	6.4	6.9
Provision for income taxes	1.6	0.9
Net income	4.8	6.0
Less: net income attributable to noncontrolling interests	0.2	0.2
Net income attributable to Bloomin’ Brands	4.6%	5.8%

Net income	4.8%	6.0%
Other comprehensive income:
Foreign currency translation adjustment	(0.5)	(0.4)
Comprehensive income	4.3	5.6
Less: comprehensive income attributable to noncontrolling interests	0.2	0.2
Comprehensive income attributable to Bloomin’ Brands	4.1%	5.4%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

REVENUES

Restaurant sales

(dollars in millions):	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013	$ Change	% Change
Restaurant sales	$1,150.5	$1,082.4	$68.1	6.3%

The increase in restaurant sales in the thirteen weeks ended March 30, 2014 as compared to the three months ended March 31, 2013 was primarily attributable to a $67.8 million increase from the consolidation of restaurant sales generated by 47 formerly unconsolidated joint venture restaurants in Brazil that we acquired effective November 1, 2013 and additional revenues of $31.8 million from the opening of 67 new restaurants not included in our comparable restaurant sales base. The increase in restaurant sales was partially offset by the following: (i) a $16.3 million decrease in comparable restaurant sales, (ii) a $7.7 million decrease from the closing of 25 restaurants since March 31, 2013 and (iii) a $7.5 million decrease as the thirteen weeks ended March 30, 2014 included one less operating day than the three months ended March 31, 2013. Blended core domestic results were due to decreases in customer traffic and a mix in our product sales offset by increases in general menu prices. The decrease in customer traffic was primarily due to unfavorable winter weather conditions, timing of holidays in 2014 and continuing macro-economic conditions that have had a negative effect on discretionary consumer spending, partially offset by daypart expansion across certain concepts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table includes additional information about changes in Restaurant sales at domestic Company-owned restaurants for our core brands:

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013
Average restaurant unit volumes (weekly):
Outback Steakhouse	$67,721	$66,943
Carrabba’s Italian Grill	$61,363	$62,134
Bonefish Grill	$65,277	$65,604
Fleming’s Prime Steakhouse and Wine Bar	$86,776	$84,966
Operating weeks:
Outback Steakhouse	8,373	8,542
Carrabba’s Italian Grill	3,055	3,009
Bonefish Grill	2,427	2,192
Fleming’s Prime Steakhouse and Wine Bar	837	836
Year over year percentage change:
Menu price increases: (1)
Outback Steakhouse	2.5%	2.1%
Carrabba’s Italian Grill	2.8%	1.4%
Bonefish Grill	2.5%	1.9%
Fleming’s Prime Steakhouse and Wine Bar	4.4%	2.1%
Comparable restaurant sales (stores open 18 months or more):
Outback Steakhouse	0.8%	2.5%
Carrabba’s Italian Grill	(1.8)%	(1.7)%
Bonefish Grill	(1.5)%	0.5%
Fleming’s Prime Steakhouse and Wine Bar	1.7%	5.0%
Combined (concepts above)	—%	1.6%
____________________

(1)	The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COSTS AND EXPENSES

Cost of sales

(dollars in millions):	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013	Change
Cost of sales	$373.6	$350.0
% of Restaurant sales	32.5%	32.3%	0.2%

Cost of sales, consisting of food and beverage costs, increased as a percentage of Restaurant sales in the thirteen weeks ended March 30, 2014 as compared to the three months ended March 31, 2013. The increase as a percentage of Restaurant sales was primarily due to the following: (i) 0.5% from higher beef and other commodity costs, (ii) 0.5% from higher seafood costs, (iii) 0.4% increase related to new and promotional menu rollouts and (iv) 0.3% from changes in our product mix. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.9% from the impact of certain cost savings initiatives and 0.7% from menu price increases.

Labor and other related expenses

(dollars in millions):	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013	Change
Labor and other related	$311.4	$299.9
% of Restaurant sales	27.1%	27.7%	(0.6)%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Ownership Account Plan (“POAP”) and Partner Equity Plan (“PEP”) deferred compensation plans (see “—Liquidity and Capital Resources—Deferred Compensation Plans”), and other incentive compensation expenses. Labor and other related expenses decreased as a percentage of Restaurant sales in the thirteen weeks ended March 30, 2014 as compared to the three months ended March 31, 2013. Decreases as a percentage of Restaurant sales were primarily attributable to the following: (i) 0.5% from the impact of certain cost savings initiatives, (ii) 0.4% from stronger unit economics on our acquired Brazilian restaurants, (iii) 0.3% lower field management bonuses based on individual restaurant performance and (iv) 0.2% from lower workers’ compensation claims experience. These decreases were partially offset by increases as a percentage of Restaurant sales primarily attributable to 0.8% of higher kitchen and service labor costs due to daypart expansion across certain concepts and the addition of new restaurant locations.

Other restaurant operating expenses

(dollars in millions):	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013	Change
Other restaurant operating	$256.5	$233.8
% of Restaurant sales	22.3%	21.6%	0.7%

The increase as a percentage of Restaurant sales in the thirteen weeks ended March 30, 2014 as compared to the three months ended March 31, 2013 was primarily due to the following: (i) 0.4% from a net decrease in average unit volumes, mainly due to restaurants in South Korea, (ii) 0.3% of higher advertising expense, (iii) 0.3% of higher restaurant occupancy costs mainly related to rent escalations from existing leases and (iv) 0.2% of higher restaurant utilities associated with new restaurant locations and daypart expansion across certain concepts. The increases were partially

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

offset by decreases as a percentage of Restaurant sales primarily due to 0.5% from the stronger unit economics on our acquired Brazilian restaurants and 0.2% from a deferred rent liability write-off during the thirteen weeks ended March 30, 2014 associated with the closing of 22 underperforming restaurant locations.

Depreciation and amortization

(dollars in millions):	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013	Change
Depreciation and amortization	$46.2	$40.2
% of Total revenues	4.0%	3.7%	0.3%

Depreciation and amortization expense increased as a percentage of Total revenues in the thirteen weeks ended March 30, 2014 as compared to the three months ended March 31, 2013. This increase as a percentage of Total revenues was primarily due to depreciation expense related to the opening of new restaurants and the completion of internally developed technology projects combined with amortization associated with our acquired Brazilian operations.

General and administrative

(in millions):	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013	Change
General and administrative	$74.1	$72.5	$1.6

General and administrative costs increased in the thirteen weeks ended March 30, 2014 as compared to the three months ended March 31, 2013 primarily due to the following: (i) $3.9 million of costs associated with our Brazilian operations, (ii) $1.1 million of transaction costs due primarily to our secondary offering in March 2014 and (iii) $1.0 million of severance and other costs associated with our restaurant closure initiative. These increases were partially offset by a $4.2 million decrease due to the timing of our annual managing partner conference.

Provision for impaired assets and restaurant closings

(in millions):	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013	Change
Provision for impaired assets and restaurant closings	$6.1	$1.9	$4.2

Approximately $6.0 million of restaurant closing charges were incurred during the thirteen weeks ended March 30, 2014 in connection with the decision made in the fourth quarter of 2013 to close 22 underperforming locations. For the three months ended March 31, 2013, restaurant impairment charges resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, mainly due to declining future cash flows from lower projected sales at existing locations and locations identified for relocation or renovation (see “—Liquidity and Capital Resources—Fair Value Measurements” for additional information).

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income from operations of unconsolidated affiliates

Effective November 1, 2013, we completed the acquisition of a controlling interest in the Brazilian Joint Venture resulting in the consolidation of this entity. Prior to the acquisition, we accounted for the Brazilian Joint Venture under the equity method of accounting and our share of earnings was recorded in Income from operations of unconsolidated affiliates in our Consolidated Statements of Operations and Comprehensive Income. The Brazilian Joint Venture’s results of operations for the thirteen weeks ended March 30, 2014 are reflected in the respective line items in our Consolidated Statements of Operations and Comprehensive Income.

Income from operations

(dollars in millions):	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013	Change
Income from operations	$90.0	$96.9
% of Total revenues	7.8%	8.9%	(1.1)%

The decrease in income from operations generated in the thirteen weeks ended March 30, 2014 as compared to the three months ended March 31, 2013 was primarily a result of a 0.2% decline in operating margins at the restaurant level combined with higher Depreciation and amortization expenses and additional charges for restaurant closings as discussed above.

Interest expense, net

(in millions):	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013	Change
Interest expense, net	$16.6	$20.9	$(4.3)

The decrease in net interest expense in the thirteen weeks ended March 30, 2014 as compared to the three months ended March 31, 2013 was primarily attributable to lower outstanding debt balances due to voluntary prepayments on the senior secured credit facilities combined with reduced interest rates associated with the repricing of the senior secured credit facilities completed in April 2013.

Provision for income taxes

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013	Change
Effective income tax rate	24.8%	14.1%	10.7%

The net increase in the effective income tax rate in the thirteen weeks ended March 30, 2014 as compared to the same period in the prior year was due to the following: (i) the acquisition of limited partnership interests in 2013 and 2014, which resulted in increased income allocations, (ii) a lower estimated income tax rate in the three months ended March 31, 2013 due to the reduction of valuation allowances resulting from the utilization of certain deferred tax assets in 2013, and (iii) a change in the blend of taxable income and tax rates across our domestic and international subsidiaries.

The effective income tax rate for the thirteen weeks ended March 30, 2014 was lower than the blended federal and state statutory rate of 39.0% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the recognition of previously unrecognized tax benefits.  The effective income tax rate for the three

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

months ended March 31, 2013 was lower than the blended federal and state statutory rate of 38.6% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the foreign rate differential, a decrease in the valuation allowance and the elimination of noncontrolling interest together being such a large percentage of projected annual pretax income.

Non-GAAP Financial Measures

In addition to the results provided in accordance with U.S. GAAP, we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include the following: (i) system-wide sales, (ii) Adjusted restaurant-level operating margins, (iii) Adjusted income from operations and the corresponding margins, (iv) Adjusted net income, (v) Adjusted diluted earnings per share and (vi) EBITDA and Adjusted EBITDA. These non-GAAP measures are not measurements of our operating or financial performance under U.S. GAAP and should not be considered as an alternative to performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating activities as measures of our liquidity. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.

System-Wide Sales

System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. System-wide sales comprise sales of Company-owned and franchised restaurants and, in historical periods, sales of unconsolidated joint venture restaurants. Effective November 1, 2013, we acquired a controlling interest in the Brazilian Joint Venture resulting in the consolidation of the operations of 47 restaurants (as of the acquisition date). Sales from these restaurants that were historically reported as income from unconsolidated joint ventures were consolidated beginning on the acquisition date and, as a result, sales from these restaurants are reported as Company-owned for the period subsequent to the acquisition date. The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013
COMPANY-OWNED RESTAURANT SALES (in millions):
Outback Steakhouse
Domestic	$567	$572
International	146	88
Total	713	660
Carrabba’s Italian Grill	187	187
Bonefish Grill	158	143
Fleming’s Prime Steakhouse and Wine Bar	73	71
Other	20	21
Total Company-owned restaurant sales	$1,151	$1,082

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

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013
FRANCHISE AND UNCONSOLIDATED JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$84	$83
International	29	94
Total	113	177
Carrabba’s Italian Grill	1	1
Bonefish Grill	4	5
Total franchise and unconsolidated joint venture sales (1)	$118	$183
Income from franchise and unconsolidated joint ventures (2)	$5	$11
_____________________

(1)	Franchise and unconsolidated joint venture sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive Income in Other revenues and Income from operations of unconsolidated affiliates, respectively.

Other Financial Measures

Restaurant-level operating margins are calculated as Restaurant sales after deduction of the main restaurant-level operating costs (comprising Cost of sales, Labor and other related and Other restaurant operating). Adjusted restaurant-level operating margins are calculated by eliminating from Restaurant-level operating margins the impact of items that are not considered indicative of ongoing operations consistent with the other non-GAAP measures discussed below. We provide this non-GAAP measure because we believe it is useful for investors to assess core restaurant operations without the effect of certain adjustments. For the periods presented, Adjusted restaurant-level operating margins include adjustments for the reversal of deferred rent obligations associated with the closure of underperforming locations, which were recorded in Other restaurant operating during the thirteen weeks ended March 30, 2014. No adjustments impacted Restaurant-level operating margins during the three months ended March 31, 2013.

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share are calculated by eliminating from Income from operations, Net income attributable to Bloomin’ Brands and Diluted earnings per share the impact of items that are not considered indicative of ongoing operations. We provide these non-GAAP measures because we believe they are useful for investors to assess the operating performance of the business without the effect of certain adjustments. For the periods presented, the non-GAAP adjustments include transaction-related expenses primarily attributable to costs associated with the secondary offering of our common stock in March 2014; certain restaurant closing charges; purchased intangibles amortization; and an adjustment to the Provision for income taxes based on the statutory rate applicable to jurisdictions in which the above non-GAAP adjustments relate.

EBITDA and Adjusted EBITDA (calculated by adjusting EBITDA to exclude certain stock-based compensation expenses, non-cash expenses and other significant unusual items that we do not consider representative of our underlying business performance) are supplemental measures of operating performance.  We believe that EBITDA and Adjusted EBITDA are useful measures for investors as they permit a comparative assessment of our operating performance relative to our performance based on our U.S. GAAP results, while isolating the effects of some items that vary from period to period and to facilitate company-to-company comparisons within the restaurant industry by eliminating some of these foregoing variations.

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

Reconciliations of Non-GAAP Financial Measures - Adjusted Restaurant-Level Operating Margins

The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales on both a U.S. GAAP basis and an adjusted basis, as indicated, for the thirteen weeks ended March 30, 2014 and the three months ended March 31, 2013:

	THIRTEEN WEEKS ENDED MARCH 30, 2014		THREE MONTHS ENDED MARCH 31, 2013
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP AND ADJUSTED (2)
Restaurant sales	100.0%	100.0%	100.0%

Cost of sales	32.5%	32.5%	32.3%
Labor and other related	27.1%	27.1%	27.7%
Other restaurant operating	22.3%	22.5%	21.6%

Restaurant-level operating margin	18.2%	18.0%	18.4%
_________________

(1)
Adjusted restaurant-level operating margins include the adjustment for the deferred rent liability write-off associated with the fourth quarter of 2013 decision to close 22 underperforming locations. The write-off of the deferred rent liability was recorded in Other restaurant operating during the thirteen weeks ended March 30, 2014.

(2)	No adjustments impacted Restaurant-level operating margins during the three months ended March 31, 2013.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Reconciliations of Non-GAAP Financial Measures - Adjusted Income from Operations, Adjusted Net Income and Adjusted Diluted Earnings Per Share

The following table reconciles Adjusted income from operations and the corresponding margins, Adjusted net income and Adjusted diluted earnings per share, for the thirteen weeks ended March 30, 2014 and the three months ended March 31, 2013 to their respective most comparable U.S. GAAP measures (in thousands, except per share amounts):

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013
Income from operations	$90,026	$96,860
Operating income margin	7.8%	8.9%
Adjustments:
Transaction-related expenses (1)	1,118	—
Other losses (2)	4,929	—
Purchased intangibles amortization (3)	1,458	—
Adjusted income from operations	$97,531	$96,860
Adjusted operating income margin	8.4%	8.9%

Net income attributable to Bloomin’ Brands	$53,733	$63,223
Adjustments:
Transaction-related expenses (1)	1,118	—
Other losses (2)	4,929	—
Purchased intangibles amortization (3)	1,458	—
Total adjustments, before income taxes	7,505	—
Adjustment to provision for income taxes (4)	(2,695)	—
Net adjustments	4,810	—
Adjusted net income	$58,543	$63,223

Diluted earnings per share	$0.42	$0.50
Adjusted diluted earnings per share	$0.46	$0.50

Diluted weighted average common shares outstanding	127,851	126,507
_________________

(1)	Transaction-related expenses primarily relate to costs incurred with the secondary offering of our common stock completed in March 2014.

(2)
During the thirteen weeks ended March 30, 2014, we incurred additional expenses for non-cancelable operating lease liabilities and restaurant closing costs associated with the fourth quarter of 2013 decision to close 22 underperforming locations.

(3)
Represents our proportional share of non-cash amortization of intangibles recorded as a result of the acquisition of a controlling ownership interest in the our Brazilian operations and includes amortization for reacquired franchise rights and favorable and unfavorable leases.

(4)	Income tax effect of adjustments for the thirteen weeks ended March 30, 2014 was calculated based on the statutory rate applicable to jurisdictions in which the above non-GAAP adjustments relate.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Reconciliations of Non-GAAP Financial Measures - EBITDA and Adjusted EBITDA

The following table reconciles Net income attributable to Bloomin’ Brands to EBITDA and Adjusted EBITDA for the thirteen weeks ended March 30, 2014 and the three months ended March 31, 2013 (in thousands):

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013
Net income attributable to Bloomin’ Brands	$53,733	$63,223
Provision for income taxes	18,164	10,707
Interest expense, net	16,598	20,880
Depreciation and amortization	46,165	40,196
EBITDA	134,660	135,006
Impairments and disposals (1)	399	876
Transaction-related expenses (2)	1,118	—
Stock-based compensation expense	3,575	4,429
Other losses (3)	3,335	582
Adjusted EBITDA	$143,087	$140,893
_________________

(1)	Represents the elimination of non-cash impairment charges for fixed assets and intangible assets and net gains or losses on the disposal of fixed assets.

(2)	Transaction-related expenses primarily relate to costs incurred with the secondary offering of our common stock completed in March 2014.

(3)
Represents expenses incurred as a result of (losses) gains on our partner deferred compensation participant investment accounts net of the loss (gain) on the corporate-owned life insurance policies that are held for settlement of our obligations under these programs, foreign currency loss (gain), the loss (gain) on the cash surrender value of executive life insurance and additional restaurant closing costs of approximately $4.9 million associated with the fourth quarter of 2013 decision to close 22 underperforming locations.

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

As of March 30, 2014, we had approximately $195.4 million in available unused borrowing capacity under OSI’s senior secured revolving credit facility, net of letters of credit of $29.6 million.

In April 2014, we initiated a process to refinance our outstanding senior secured credit facilities. At the time of this filing, the terms of the refinancing are not final. Upon completion of the refinancing, we expect total outstanding indebtedness under the new credit facilities to be consistent with the total amount outstanding under our current credit facilities. If the refinancing is completed, we expect to incur lower annualized interest expense. No assurances can be given that the refinancing will be completed on the terms we expect or at all.

TRANSACTIONS

Effective January 1, 2014, we purchased the remaining partnership interests in certain of our limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 37 Bonefish Grill restaurants for an aggregate purchase price of $17.2 million. These transactions resulted in a reduction of approximately $12.3 million in Additional paid-in capital for the thirteen weeks ended March 30, 2014.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Effective March 1, 2014, we acquired two Bonefish Gill restaurants from a franchisee for a purchase price of approximately $3.2 million, including customary escrow amounts. The Consolidated Statement of Operations and Comprehensive Income includes the results of operations for these restaurants from the date of acquisition. We allocated the purchase price to the assets acquired less the liabilities assumed based on their estimated fair value on the date of acquisition with the remaining $2.5 million of the purchase price allocated to goodwill. All goodwill recognized is expected to be deductible for tax purposes.

SUMMARY OF CASH FLOWS

We require capital primarily for principal and interest payments on our debt, prepayment requirements under our term loan B (see “—Credit Facilities and Other Indebtedness”), obligations related to our deferred compensation plans, the development of new restaurants, remodeling or relocating older restaurants, investments in technology, and acquisitions of franchisees and joint venture partners.

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	THIRTEEN WEEKS ENDED MARCH 30, 2014	THREE MONTHS ENDED MARCH 31, 2013
Net cash provided by operating activities	$39,827	$18,100
Net cash used in investing activities	(41,755)	(38,394)
Net cash used in financing activities	(33,954)	(21,226)
Effect of exchange rate changes on cash and cash equivalents	(1,385)	(2,701)
Net decrease in cash and cash equivalents	$(37,267)	$(44,221)

Operating activities

Net cash provided by operating activities increased during the thirteen weeks ended March 30, 2014 as compared to the three months ended March 31, 2013 primarily as a result of the timing of payables and certain accrual payments and a decrease in cash paid for interest payments.  The increase in net cash provided by operating activities was partially offset by a decrease in cash primarily as a result of an increase in cash paid for income taxes.

Investing activities

Net cash used in investing activities during the thirteen weeks ended March 30, 2014 consisted primarily of capital expenditures of $39.3 million and net cash paid to acquire certain franchise restaurants of $3.1 million. Net cash used in investing activities during the three months ended March 31, 2013 consisted primarily of capital expenditures of $41.0 million partially offset by proceeds from the disposal of property, fixtures and equipment of $1.8 million and the $1.1 million net difference in restricted cash.

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

Financing activities

Net cash used in financing activities during the thirteen weeks ended March 30, 2014 was primarily attributable to the following: (i) the purchase of outstanding limited partnership interests in certain restaurants of $17.2 million, (ii) repayments of long-term debt of $14.6 million and (iii) repayments of partner deposits and accrued partner obligations

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

of $7.4 million.  This was partially offset by the receipt of proceeds from the exercise of stock options of $6.0 million. Net cash used in financing activities during the three months ended March 31, 2013 was primarily attributable to the following: (i) repayments of long-term debt of $30.6 million, (ii) repayments of partner deposits and accrued partner obligations of $4.2 million and (iii) distributions to noncontrolling interests of $2.4 million.  This was partially offset by the receipt of proceeds from the exercise of stock options of $10.6 million and repayments of notes receivable due from stockholders of $5.3 million.

FINANCIAL CONDITION

Current assets decreased to $431.3 million at March 30, 2014 as compared with $484.0 million at December 31, 2013. This decrease was primarily due to a $37.3 million decrease in Cash and cash equivalents (see “—Summary of Cash Flows”) and a $13.8 million decrease in Inventories primarily due to the utilization of inventory on hand and timing of deliveries at the end of the period. Current liabilities decreased to $657.6 million at March 30, 2014 as compared with $744.5 million at December 31, 2013 primarily due to a $98.2 million decrease in Unearned revenue as a result of the seasonal pattern of gift card and promotional sales and redemptions. These decreases were partially offset by an increase in Accounts payable of $12.3 million primarily due to timing of payments at period end.

Working capital (deficit) totaled ($226.3) million and ($260.5) million at March 30, 2014 and December 31, 2013, respectively, and included Unearned revenue from unredeemed gift cards of $261.3 million and $359.4 million at March 30, 2014 and December 31, 2013, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

CREDIT FACILITIES AND OTHER INDEBTEDNESS

We are a holding company and conduct our operations through our subsidiaries, certain of which have incurred their own indebtedness as described below.

OSI Credit Agreement

On October 26, 2012, OSI entered into the Credit Agreement with a syndicate of institutional lenders and financial institutions. The Credit Facilities provide for senior secured financing of up to $1.225 billion, consisting of a $1.0 billion term loan B and a $225.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities and mature on October 26, 2019. The senior secured term loan B was issued with an original issue discount of $10.0 million. OSI amended the Credit Agreement in April 2013 for a repricing of its senior secured term loan B facility and in January 2014 to align the Credit Agreement with its change in fiscal year.

OSI Credit Agreement - Senior Secured Term Loan B

Borrowings under the Term Loan B, bear interest at 150 basis points over the Base Rate or 250 basis points over the Eurocurrency Rate and have interest rate floors of 2.00% for the Base Rate and 1.00% for the Eurocurrency Rate.  The Base Rate option is the highest of (i) the prime rate of Deutsche Bank Trust Company Americas, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency Rate with a one-month interest period plus 1.0% (3.25% at March 30, 2014 and December 31, 2013).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (ranging from 0.15% to 0.33% and 0.17% to 0.35% at March 30, 2014 and December 31, 2013, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.

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

The Term Loan B, requires amortization payments of approximately $10.0 million per calendar year, payable in scheduled equal quarterly installments through September 2019. These payments are reduced by the application of any prepayments, including the $10.0 million prepayment that occurred during the thirteen weeks ended March 30, 2014. Any remaining balance is due at maturity. Since the inception of Term Loan B, OSI has made sufficient voluntary prepayments in excess of the remaining required amortization payments and, as a result, will not be required to make any further required amortization payments until the remaining balance of the loan reaches maturity in October 2019.

The outstanding balance on the Term Loan B, excluding the unamortized debt discount, was $925.0 million and $935.0 million at March 30, 2014 and December 31, 2013, respectively. The remaining unamortized debt discount on the Term Loan B, as amended, was $6.7 million and $7.0 million at March 30, 2014 and December 31, 2013, respectively. At March 30, 2014 and December 31, 2013, respectively, none of the outstanding balance on the Term Loan B was classified as current due to aggregate voluntary prepayments made by OSI during 2013 and the results of its projected covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required in the subsequent 12 months. The amount of outstanding term loans required to be prepaid in accordance with OSI’s debt covenants may vary based on year-end results.

OSI Credit Agreement - Revolving Credit Facility

The revolving credit facility of $225.0 million matures October 26, 2017 and provides for swing-line loans and letters of credit for working capital and general corporate purposes.  The revolving credit facility bears interest at rates ranging from 200 to 250 basis points over the Base Rate or 300 to 350 basis points over the Eurocurrency Rate, with step-downs based upon OSI’s consolidated first lien net leverage ratio.  There were no loans outstanding under the revolving credit facility at March 30, 2014 or December 31, 2013, however, $29.6 million and $31.6 million, respectively, of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing. Total outstanding letters of credit issued under OSI’s revolving credit facility may not exceed $100.0 million.

At March 30, 2014 and December 31, 2013, OSI was in compliance with its debt covenants. See the 2013 Form 10-K for further information about OSI’s debt covenant requirements.

New PRP - CMBS Loan

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

At March 30, 2014 and December 31, 2013, the outstanding balance, excluding the unamortized debt discount, on the 2012 CMBS Loan was $482.0 million and $484.5 million, respectively.

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

We invested $8.7 million and $11.9 million of our excess cash in fixed income and money market funds classified as Cash and cash equivalents or restricted cash in our Consolidated Balance Sheets as of March 30, 2014 and December 31, 2013, respectively, at a net value of 1:1 for each dollar invested. The fair value of the investments in the these funds is determined by using quoted prices for identical assets in an active market. As a result, we have determined that the inputs used to value these investments fall within Level 1 of the fair value hierarchy.

In connection with the 2012 CMBS Loan, we entered into a Rate Cap with a notional amount of $48.7 million as a method to limit the volatility of the floating rate component of the first mortgage loan. This interest rate cap had a nominal fair market value at March 30, 2014 and December 31, 2013. New PRP’s Rate Cap expired on April 13, 2014. In connection with the expiration of the Rate Cap, New PRP entered into a Replacement Rate Cap with a notional amount of $48.7 million. Under the Replacement Rate Cap, if the 30-day LIBOR rate exceeds 7.00% per annum, the counterparty must pay to New PRP such excess on the notional amount of the floating rate component.

If necessary, we will record mark-to-market changes in the fair value of this derivative instrument in earnings in the period of change. The Replacement Rate Cap has a term of two years, expiring on April 13, 2016. Upon the expiration or termination of the Replacement Rate Cap or the downgrade of the credit ratings of the counterparty under the Replacement Rate Cap’s specified thresholds, New PRP is required to obtain a replacement interest rate cap in a notional amount equal to the outstanding principal balance (if any) of the floating rate component. The Replacement Rate Cap had a nominal fair market value on the date of its inception.

In 2013, we completed an assessment of our restaurant base. As a result of this assessment, we decided to close 22 underperforming locations. In connection with this initiative, we incurred pre-tax asset impairment charges of approximately $18.7 million in the fourth quarter of 2013. During the thirteen weeks ended March 30, 2014, we recognized expenses of $4.9 million, which primarily included direct costs associated with the restaurant closures and severance-related obligations partially offset by the reversal of deferred rent liabilities.

The following table presents the components of these charges and the line items within the Consolidated Statement of Operations and Comprehensive Income in which each component was recognized (in thousands) during the thirteen weeks ended March 30, 2014:

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME	AMOUNT
Restaurant closure expenses	Provision for impaired assets and restaurant closings	$5,972
Severance and other liabilities	General and administrative	1,035
Deferred rent liability write-off	Other restaurant operating	(2,078)
		$4,929

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

During the thirteen weeks ended March 30, 2014, we recorded $6.1 million of impairment and restaurant closing expenses as a result of the fair value measurement on a nonrecurring basis of our long-lived assets held and used, which were primarily comprised of $6.0 million in charges associated with the restaurant closure initiative discussed above.

We recorded $1.1 million of impairment charges as a result of the fair value measurement on a nonrecurring basis of our long-lived assets held and used during the three months ended March 31, 2013, primarily related to certain specifically identified restaurant locations that were closed or relocated. The impaired long-lived assets had $4.4 million of remaining fair value at March 31, 2013. Restaurant closure and related expenses of $0.8 million were recognized for the three months ended March 31, 2013. Impairment losses for long-lived assets held and used and restaurant closure expenses were recognized in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive Income.

We used a third-party market appraisal (Level 2) and discounted cash flow models (Level 3) to estimate the fair value of the long-lived assets.  Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results.

The following table presents quantitative information related to the range of unobservable inputs used in our Level 3 fair value measurements for the impairment losses incurred for the period ending as indicated:

UNOBSERVABLE INPUT	THREE MONTHS ENDED MARCH 31, 2013
Weighted-average cost of capital	9.5%
Long-term growth rates	2.0%
Annual revenue growth rates (1)	2.4% - 3.0%
________________

(1)	Weighted average of the annual revenue growth rates unobservable input range was 2.6% for the three months ended March 31, 2013.

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

Amounts credited to each partner’s account under the POAP may be allocated by the partner among benchmark funds offered under the POAP, and the account balances of the partner will increase or decrease based on the performance of the benchmark funds. Upon termination of employment, all remaining balances in our Contributions Account in the POAP are forfeited unless the partner has been with us for twenty years or more. Unless previously forfeited under the terms of the POAP, 50% of the partner’s total account balances generally will be distributed in the March following the completion of the initial five-year contract term with subsequent distributions varying based on the length of continued employment as a partner. The deferred compensation obligations under the POAP are unsecured obligations. As of March 30, 2014 and December 31, 2013, our POAP liability was $22.3 million and $21.2 million, respectively, which primarily was recorded in Partner deposits and accrued partner obligations in our Consolidated Balance Sheets.

Our managing and chef partners who executed employment agreements prior to May 1, 2011 were eligible to participate in our prior partner program. Under that program, they were required to sign five-year employment agreements and received monthly distributions of the same percentage of their restaurant’s cash flow as under the current program. Upon completion of their five-year employment agreement, they were eligible to participate in the PEP, a deferred compensation program. Managing and chef partners were also required to purchase a non-transferable ownership interest in a partnership (“Management Partnership”) that provided management and supervisory services to his or her restaurant. The purchase price for a managing partner’s ownership interest was fixed at $25,000, and the purchase price for a chef partner’s ownership interest ranged from $10,000 to $15,000. Amounts credited to partners’ PEP accounts are fully vested at all times and participants have no discretion with respect to the form of benefit payments under the PEP. Approximately, 13% of our managing and chef partners participate in the PEP as of March 30, 2014.

Upon the closing of the Merger, certain stock options that had been granted to managing and chef partners under a pre-merger managing partner stock plan upon completion of a previous employment contract were converted into the right to receive cash in the form of a “Supplemental PEP” contribution.

As of March 30, 2014, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $132.0 million, of which $14.6 million and $117.4 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet. As of December 31, 2013, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $132.2 million, of which $17.8 million and $114.4 million was included in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet. Partners may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of March 30, 2014 and December 31, 2013, we had approximately $77.7 million and $76.8 million, respectively, in various corporate-owned life insurance policies which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations primarily under the PEP, Supplemental PEP and POAP. We are the sole owner of any

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

As of March 30, 2014 and December 31, 2013, there were $74.6 million and $71.8 million, respectively, of unfunded obligations primarily related to the PEP, Supplemental PEP and POAP, excluding amounts not yet contributed to the partners’ investment funds, which may require the use of cash resources in the future.

We use capital to fund the PEP as distributions are made to each managing and chef partner and generally to fund the POAP as each managing and chef partner earns a contribution and currently estimate expected cash funding ranging from $18.0 million to $21.0 million in the next 12 months ending March 29, 2015 and $39.0 million to $43.0 million in the subsequent 12 months ending March 27, 2016 for PEP and POAP.  Actual funding of the current PEP and POAP obligations and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates, numbers of partner participants, growth of partner investments and our funding strategy and may differ materially from estimates.

Area Operating Partners

An area operating partner is required, as a condition of employment, to make a deposit of $10,000 within 30 days of the opening of each new restaurant that he or she oversees, up to a maximum deposit of $50,000 (taking into account investments under prior programs). This deposit gives the area operating partner the right to monthly payments based on a percentage of his or her restaurants’ monthly cash flows for the time period that the area operating partner oversee the restaurant, typically ranging from 4.0% to 4.5%. After the restaurant has been open for a five-year period, the area operating partner will receive a bonus equal to a multiple of the area operating partner’s average monthly payments for the 24 months immediately preceding the bonus date. The bonus will be paid within 90 days or paid over a two-year period, depending on the bonus amount.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

TAXES

Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. A valuation allowance reduces our deferred income tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance. Our conclusion that it is more likely than not that such deferred income tax assets will be realized is strongly influenced by our forecast of future taxable income.

As of March 30, 2014 and December 31, 2013, we had $172.6 million and $209.9 million, respectively, in cash and cash equivalents (excluding restricted cash of $27.9 million and $28.4 million, respectively), of which approximately $97.9 million and $107.5 million, respectively, was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. Based on cash and working capital projections within domestic tax jurisdictions, we believe we will generate sufficient cash flows from our United States operations to meet our future debt repayment requirements, anticipated working capital needs and planned capital expenditures, as well as all of our other business needs in the United States.

A provision for income taxes has not been recorded for United States or additional foreign taxes on undistributed earnings related to our foreign affiliates as these earnings were and are expected to continue to be permanently reinvested. The aggregate undistributed earnings of our foreign subsidiaries for which no deferred tax liability has been recorded is approximately $159.3 million as of March 30, 2014. If we identify an exception to our general reinvestment policy of undistributed earnings, additional tax liabilities will be recorded. It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings. The international jurisdictions in which we operate and have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

We are currently under income tax examination by the IRS for the year ended December 31, 2011. We are currently open to audit under the statute of limitations for the years ended December 31, 2007 through 2013. We and our subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2001 through 2012. We and our subsidiaries’ foreign income tax returns are open to audit under the statute of limitations for the years ended December 31, 2007 through 2013.

Payroll Taxes

We are currently under payroll tax examination by the IRS which informed us in 2013 that it proposed to issue an audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by our tipped employees during calendar year 2010, for which we recorded a liability of $5.0 million in the third quarter of 2013. The cash tips allegedly unreported by the tipped employees are based on an IRS estimate of the aggregate amount of tips directly received by tipped employees from our customers. Subsequently, we had additional communications with the IRS representatives, which indicate that the scope of the proposed adjustment will be expanded to include the 2011 and 2012 periods. As a result, we reassessed the established liability balance and recorded an additional $12.0 million in the fourth quarter of 2013. As of March 30, 2014, we had $11.0 million and $6.0 million recorded in Accrued and other current liabilities and Other long-term liabilities, net, respectively, in our Consolidated Balance Sheet.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In March 2014, the IRS issued an audit adjustment of $5.0 million for the employer’s share of FICA taxes related to cash tips unreported by our employees during calendar year 2010. In April 2014, we remitted $5.0 million to the IRS to settle the calendar year 2010 audit adjustment.

DIVIDENDS
We did not declare or pay any dividends on our common stock during 2013 or in the thirteen weeks ended March 30, 2014. Our Board of Directors does not intend to pay regular dividends on our common stock. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in the Credit Facilities and other considerations, determine to pay dividends in the future.

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

Recently Issued Financial Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the criteria for reporting and revises the definition of discontinued operations while enhancing disclosures in this area. Additional disclosure requirements for discontinued operations and new disclosures for individually material disposal transactions that do not meet the revised definition of a discontinued operation will be applicable. ASU No. 2014-08 will be effective for us on December 29, 2014 with early adoption permitted. The impact of ASU No. 2014-08 on our financial position, results of operations and cash flows is dependent on the occurrence of future transactions or events.

In March 2014, the EITF reached a final consensus on EITF 13-D “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period”. Under EITF 13-D, a performance target that can be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects grant date fair value. Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be achieved. If necessary, compensation cost is subsequently adjusted, to reflect those awards that ultimately vest. EITF 13-D will be effective, on a prospective basis, for us on December 28, 2015 with early adoption permitted. Adoption of this standard will not have an impact on our financial position, results of operations or cash flows as the vesting of outstanding performance-based share units is aligned with the requisite service period.

BLOOMIN’ BRANDS, INC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.  We have not experienced a material change in market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices since December 31, 2013.  See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk” in our 2013 Form 10-K for further information about market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of March 30, 2014.

Changes in Internal Control over Financial Reporting

During the first quarter of 2014, we implemented SAP software in the U.S. to transform our technology platforms and enhance our business information and transaction systems. The implementation included a new general ledger, consolidations system and reporting tools, which support both operating and accounting activities. Internal controls and processes have been modified to address changes in our key business applications and financial processes as a result of the implementation of SAP.

There have been no other changes in our internal control over financial reporting during our most recent thirteen weeks ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings

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

On November 8, 2013, Holly Gehl, Chris Armenta, and Trent Broadstreet (collectively, the “California Plaintiffs”), individuals employed by our franchisee, filed a purported class action lawsuit against us, OSI and OS Restaurant Services, LLC, two of our subsidiaries, and T-Bird, one of our franchisees. The lawsuit was filed in the California Superior Court, County of Alameda. The defendants removed the matter to the U.S. District Court for the Northern District of California in December 2013. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, and violations of California’s Business and Professions Code. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorney’s fees, and such other relief as the Court determines to be appropriate. We do not believe the California Plaintiffs have any standing to bring claims against us or our subsidiaries as all were employed by our franchisee. We intend to request that the court dismiss us and our subsidiaries from this action. Should the court deny our request for dismissal we will vigorously defend the lawsuit. However, we are unable to predict the outcome of this case.

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

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2013 Form 10-K which could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2013 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

BLOOMIN’ BRANDS, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of 2014 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended March 30, 2014:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
January 1, 2014 through January 26, 2014	1,488	$24.01	*	*
January 27, 2014 through February 23, 2014	—	—	*	*
February 24, 2014 through March 30, 2014	16,985	26.21	*	*
Total	18,473		*	*
____________________

*	These amounts are not applicable as we do not have a share repurchase program in effect.

(1)	Common stock purchased during the thirteen weeks ended March 30, 2014 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock awards.

BLOOMIN’ BRANDS, INC.

Item 6.  Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1
Second Amendment to Credit Agreement dated as of January 3, 2014 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Subsidiary Guarantors and Deutsche Bank Trust Company Americas, as administrative agent
December 31, 2013 Form 10-K, Exhibit 10.3

10.2
First Amendment to Loan and Security Agreement, dated effective January 1, 2014, by and among New Private Restaurant Properties, LLC, as borrower, OSI HoldCo I, Inc., as guarantor and Wells Fargo Bank, N.A., as trustee for the registered holders of BAMLL-DB 2012-OSI Trust, Commercial Mortgage Pass-Through Certificates, Series 2012-OSI, as lender
December 31, 2013 Form 10-K, Exhibit 10.5

10.3
First Amendment to Mezzanine Loan and Security Agreement (First Mezzanine), dated as of January 3, 2014, between New PRP Mezz 1, LLC, as borrower, OSI HoldCo I, Inc., as guarantor, and Athene Annuity & Life Assurance Company, Thornburg Strategic Income Fund, Thornburg Investment Income Builder Fund and Newcastle CDO IX, 1 Limited, collectively as lender
December 31, 2013 Form 10-K, Exhibit 10.7

10.4
First Amendment to Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of January 3, 2014, between New PRP Mezz 2, LLC, as borrower, OSI HoldCo I, Inc., as guarantor, and Annaly CRE Holdings LLC, as lender
December 31, 2013 Form 10-K, Exhibit 10.9

10.5	Lease, dated January 21, 2014, between OS Southern, LLC and MVP LRS, LLC	December 31, 2013 Form 10-K, Exhibit 10.28

10.6	Termination of Registration Rights Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.1

10.7	Termination of Stockholders Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.2

10.8	Registration Rights Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.3

10.9	Stockholders Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.4

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]	Filed herewith

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]	Filed herewith

BLOOMIN’ BRANDS, INC.

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	May 9, 2014	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)

[Remainder of page intentionally left blank]