Form 10-Q
period 2014-06-29
Bloomin' Brands, Inc.
filed 2014-08-05
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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

As of July 31, 2014, 125,592,965 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 29, 2014
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 29,	DECEMBER 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$155,843	$209,871
Current portion of restricted cash and cash equivalents	3,822	3,364
Inventories	65,337	80,613
Deferred income tax assets	70,033	70,802
Other current assets, net	132,879	119,381
Total current assets	427,914	484,031
Restricted cash	25,892	25,055
Property, fixtures and equipment, net	1,652,326	1,634,130
Goodwill	353,086	346,253
Intangible assets, net	610,782	617,133
Deferred income tax assets	3,372	2,392
Other assets, net	160,707	165,180
Total assets	$3,234,079	$3,274,174

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 29,	DECEMBER 31,
	2014	2013
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$188,278	$164,619
Accrued and other current liabilities	190,982	194,346
Current portion of partner deposits and accrued partner obligations	9,268	12,548
Unearned revenue	249,322	359,443
Current portion of long-term debt	22,328	13,546
Total current liabilities	660,178	744,502
Partner deposits and accrued partner obligations	75,780	78,116
Deferred rent	114,743	105,963
Deferred income tax liabilities	144,805	150,582
Long-term debt, net	1,382,161	1,405,597
Other long-term liabilities, net	253,896	284,721
Total liabilities	2,631,563	2,769,481
Commitments and contingencies (Note 12)
Mezzanine Equity
Redeemable noncontrolling interests	23,043	21,984
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding at June 29, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 125,597,371 and 124,784,124 shares issued and outstanding at June 29, 2014 and December 31, 2013, respectively	1,256	1,248
Additional paid-in capital	1,071,389	1,068,705
Accumulated deficit	(485,829)	(565,154)
Accumulated other comprehensive loss	(12,695)	(26,418)
Total Bloomin’ Brands stockholders’ equity	574,121	478,381
Noncontrolling interests	5,352	4,328
Total stockholders’ equity	579,473	482,709
Total liabilities, mezzanine equity and stockholders’ equity	$3,234,079	$3,274,174

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
Revenues
Restaurant sales	$1,104,437	$1,007,991	$2,254,962	$2,090,347
Other revenues	6,475	10,865	13,809	20,759
Total revenues	1,110,912	1,018,856	2,268,771	2,111,106
Costs and expenses
Cost of sales	358,856	325,453	732,470	675,442
Labor and other related	302,472	284,028	613,890	583,895
Other restaurant operating	265,279	237,440	521,797	471,249
Depreciation and amortization	48,627	40,889	94,792	81,085
General and administrative	72,262	65,094	146,316	137,585
Provision for impaired assets and restaurant closings	1,025	689	7,089	2,585
Income from operations of unconsolidated affiliates	—	(2,623)	—	(5,481)
Total costs and expenses	1,048,521	950,970	2,116,354	1,946,360
Income from operations	62,391	67,886	152,417	164,746
Loss on extinguishment and modification of debt	(11,092)	(14,586)	(11,092)	(14,586)
Other income (expense), net	317	(133)	153	(350)
Interest expense, net	(15,109)	(18,015)	(31,707)	(38,895)
Income before provision (benefit) for income taxes	36,507	35,152	109,771	110,915
Provision (benefit) for income taxes	8,785	(41,312)	26,949	(30,605)
Net income	27,722	76,464	82,822	141,520
Less: net income attributable to noncontrolling interests	1,331	1,596	2,698	3,429
Net income attributable to Bloomin’ Brands	$26,391	$74,868	$80,124	$138,091

Net income	$27,722	$76,464	$82,822	$141,520
Other comprehensive income:
Foreign currency translation adjustment	19,088	(8,144)	13,723	(12,676)
Comprehensive income	46,810	68,320	96,545	128,844
Less: comprehensive income attributable to noncontrolling interests	1,331	1,596	2,698	3,429
Comprehensive income attributable to Bloomin’ Brands	$45,479	$66,724	$93,847	$125,415

Earnings per share:
Basic	$0.21	$0.61	$0.64	$1.13
Diluted	$0.21	$0.58	$0.63	$1.08
Weighted average common shares outstanding:
Basic	125,229	122,858	124,889	122,052
Diluted	128,378	128,338	128,115	127,599

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2013	124,784	$1,248	$1,068,705	$(565,154)	$(26,418)	$4,328	$482,709
Net income	—	—	—	80,124	—	2,258	82,382
Foreign currency translation adjustment	—	—	—	—	13,723	—	13,723
Stock-based compensation	—	—	8,032	—	—	—	8,032
Excess tax benefit on stock-based compensation	—	—	1,095	—	—	—	1,095
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	813	8	5,485	(799)	—	—	4,694
Purchase of limited partnership interests, net of tax of $6,519	—	—	(11,928)	—	—	1,236	(10,692)
Distributions to noncontrolling interests	—	—	—	—	—	(2,470)	(2,470)
Balance, June 29, 2014	125,597	$1,256	$1,071,389	$(485,829)	$(12,695)	$5,352	$579,473

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2012	121,148	$1,211	$1,000,963	$(773,085)	$(14,801)	$5,917	$220,205
Net income	—	—	—	138,091	—	3,429	141,520
Foreign currency translation adjustment	—	—	—	—	(12,676)	—	(12,676)
Release of valuation allowance related to purchases of limited partnerships and joint venture interests	—	—	15,669	—	—	—	15,669
Stock-based compensation	—		7,612	—	—	—	7,612
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	2,857	29	22,182	(370)	—	—	21,841
Repayments of notes receivable due from stockholders	—	—	5,829	—	—	—	5,829
Distributions to noncontrolling interests	—	—	—	—	—	(4,526)	(4,526)
Balance, June 30, 2013	124,005	$1,240	$1,052,255	$(635,364)	$(27,477)	$4,820	$395,474

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
Cash flows provided by operating activities:
Net income	$82,822	$141,520
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	94,792	81,085
Amortization of deferred financing fees	1,640	1,800
Amortization of capitalized gift card sales commissions	14,829	12,664
Provision for impaired assets and restaurant closings	7,089	2,585
Accretion on debt discounts	1,097	1,248
Stock-based and other non-cash compensation expense	9,672	10,328
Income from operations of unconsolidated affiliates	—	(5,481)
Deferred income tax benefit	(372)	(40,127)
Loss on disposal of property, fixtures and equipment	1,077	279
Gain on life insurance and restricted cash investments	(1,732)	(2,602)
Loss on extinguishment and modification of debt	11,092	14,586
Recognition of deferred gain on sale-leaseback transaction	(1,070)	(1,065)
Excess tax benefits from stock-based compensation	(1,095)	—
Change in assets and liabilities:
Decrease in inventories	15,724	12,952
Increase in other current assets	(25,212)	(10,757)
Decrease in other assets	5,320	4,468
Decrease in accounts payable and accrued and other current liabilities	(11,440)	(28,776)
Increase in deferred rent	8,482	9,698
Decrease in unearned revenue	(110,392)	(108,832)
Decrease in other long-term liabilities	(5,077)	(853)
Net cash provided by operating activities	97,246	94,720
Cash flows used in investing activities:
Purchases of life insurance policies	(1,040)	(759)
Proceeds from sale of life insurance policies	627	1,059
Proceeds from disposal of property, fixtures and equipment	562	2,939
Acquisition of business, net of cash acquired	(3,063)	—
Capital expenditures	(97,619)	(97,150)
Decrease in restricted cash	13,556	13,267
Increase in restricted cash	(14,192)	(12,460)
Net cash used in investing activities	$(101,169)	$(93,104)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
Cash flows used in financing activities:
Proceeds from issuance of senior secured Term loan A	$297,088	$—
Extinguishment and modification of senior secured term loan	(700,000)	—
Repayments of long-term debt	(18,090)	(33,859)
Proceeds from borrowings on revolving credit facilities	415,000	—
Repayments of borrowings on revolving credit facilities	(15,000)	—
Financing fees	(4,492)	(12,519)
Proceeds from the exercise of stock options	6,476	22,222
Distributions to noncontrolling interests	(2,470)	(4,526)
Purchase of limited partnership interests	(17,211)	—
Repayments of partner deposits and accrued partner obligations	(13,909)	(12,477)
Repayments of notes receivable due from stockholders	—	5,829
Repurchase of common stock	(799)	(370)
Excess tax benefits from stock-based compensation	1,095	—
Tax withholding on performance-based share units	(364)	—
Net cash used in financing activities	(52,676)	(35,700)
Effect of exchange rate changes on cash and cash equivalents	2,571	(5,165)
Net decrease in cash and cash equivalents	(54,028)	(39,249)
Cash and cash equivalents at the beginning of the period	209,871	261,690
Cash and cash equivalents at the end of the period	$155,843	$222,441
Supplemental disclosures of cash flow information:
Cash paid for interest	$30,790	$37,338
Cash paid for income taxes, net of refunds	29,941	8,897
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$323	$755
Acquisition of property, fixtures and equipment through accounts payable or capital lease liabilities	9,858	5,690
Release of valuation allowance through additional paid-in capital related to purchases of limited partnerships and joint venture interests	—	15,669
Deferred tax effect of purchase of noncontrolling interests	6,519	—

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation

Bloomin’ Brands, Inc. (“Bloomin’ Brands” or the “Company”) was formed by an investor group comprised of funds advised by Bain Capital Partners, LLC and Catterton Management Company, LLC, Chris T. Sullivan, Robert D. Basham, J. Timothy Gannon and certain members of management. Bloomin’ Brands is a holding company and conducts its operations through OSI Restaurant Partners, LLC (“OSI”), the Company’s primary operating entity, and New Private Restaurant Properties, LLC, an indirect wholly-owned subsidiary of the Company that leases certain Company-owned restaurant properties to a subsidiary of OSI.

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

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Change in Fiscal Year End - On January 3, 2014, the Board of Directors approved a change in the Company’s fiscal year end from a calendar year ending on December 31 to a 52-53 week year ending on the last Sunday in December, effective beginning with fiscal year 2014. The Company believes the change in fiscal year provides numerous benefits, including aligning the Company’s reporting periods to be more consistent with peer restaurant companies and improving comparability between periods by removing the effect of trading day on Restaurant sales and operating margins. The Company will continue reporting its Brazilian operations on a calendar-based one-month lag. All other international operations will be reported on a 52-53 week reporting period contemporaneously with the domestic operations.

The Company made the fiscal year change on a prospective basis and has not adjusted operating results for prior periods. The change impacts the prior year comparability of the Company’s fiscal quarters in 2014 and will result in shifts in the quarterly periods, which will have an impact on quarterly financial results. The twenty-six weeks ended June 29, 2014 included one less operating day than the comparable prior year period and the Company estimates that the associated impact was $7.5 million and $1.5 million on Total revenues and Net income attributable to Bloomin’ Brands, respectively. There was no impact to the quarterly financial results for the thirteen weeks ended June 29, 2014.

Reclassifications - The Company has reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the thirteen and twenty-six weeks ended June 29, 2014. These reclassifications had no effect on previously reported net income.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

2.     Acquisitions

Acquisition of Controlling Interest in the Company’s Brazilian Operations - Prior to November 1, 2013, the Company held a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”) through a joint venture arrangement with PGS Participações Ltda, which operated Outback Steakhouse restaurants in Brazil. Effective November 1, 2013, the Company completed the acquisition of a controlling interest in the Brazilian Joint Venture, resulting in the consolidation of this entity.

Prior to the acquisition, the Company accounted for the Brazilian Joint Venture under the equity method of accounting. The Company’s share of earnings of $2.6 million and $5.5 million for the three and six months ended June 30, 2013, respectively, was recorded in Income from operations of unconsolidated affiliates in the Company’s Consolidated Statement of Operations and Comprehensive Income. The Brazilian Joint Venture’s results of operations for the thirteen and twenty-six weeks ended June 29, 2014 are reflected in the respective line items in the Company’s Consolidated Statement of Operations and Comprehensive Income.

Acquisition of Limited Partnership Interests - Effective January 1, 2014, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 37 Bonefish Grill restaurants for an aggregate purchase price of $17.2 million. These transactions resulted in a reduction of approximately $11.9 million in Additional paid-in capital in the Company’s Consolidated Balance Sheet at June 29, 2014.

The following table sets forth the effect of these transactions on stockholders’ equity attributable to Bloomin’ Brands (in thousands):

	NET INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS AND TRANSFERS TO NONCONTROLLING INTERESTS

	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
Net income attributable to Bloomin’ Brands	$26,391	$74,868	$80,124	$138,091
Transfers to noncontrolling interests:
Net decrease in Bloomin’ Brands additional paid-in capital for purchase of limited partnership interests	—	—	(11,928)	—
Change from net income attributable to Bloomin’ Brands and transfers to noncontrolling	$26,391	$74,868	$68,196	$138,091

Acquisition of Franchised Restaurants - Effective March 1, 2014, the Company acquired two Bonefish Gill restaurants from a franchisee for a purchase price of approximately $3.2 million, including customary escrow amounts. The Consolidated Statement of Operations and Comprehensive Income includes the results of operations for these restaurants from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact was not material to reported results.

The Company allocated the purchase price to the assets acquired less the liabilities assumed based on their estimated fair value on the date of acquisition with the remaining $2.5 million of the purchase price allocated to goodwill. All goodwill recognized is expected to be deductible for tax purposes.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

3.         Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
Net income attributable to Bloomin’ Brands	$26,391	$74,868	$80,124	$138,091

Basic weighted average common shares outstanding	125,229	122,858	124,889	122,052

Effect of diluted securities:
Stock options	3,051	5,342	3,121	5,204
Nonvested restricted stock and restricted stock units	98	138	105	343
Diluted weighted average common shares outstanding	128,378	128,338	128,115	127,599

Basic earnings per share	$0.21	$0.61	$0.64	$1.13
Diluted earnings per share	$0.21	$0.58	$0.63	$1.08

Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. Following are the weighted-average potential common shares excluded from diluted earnings per share as their effect is anti-dilutive (in thousands):

	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
Stock options	2,688	1,276	2,307	1,673
Nonvested restricted stock and restricted stock units	174	—	197	—

4.         Stock-based Compensation

The Company’s 2012 Incentive Award Plan permits the grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards to Company management and other key employees. The Company accounts for its stock-based employee compensation using a fair value-based method of accounting. The Company recognized stock-based compensation expense as follows (in thousands):

	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
Stock options	$3,098	$2,321	$5,566	$6,306
Restricted stock and restricted stock units	989	501	1,738	876
Performance-based share units	177	196	535	265
	$4,264	$3,018	$7,839	$7,447

During the twenty-six weeks ended June 29, 2014, the Company made grants to its employees of 1.3 million stock options, 0.3 million time-based restricted stock units and 0.1 million performance-based share units. The weighted-average grant date fair value per stock option was $11.88.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period at June 29, 2014:

	UNRECOGNIZED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$29,851	3.0
Restricted stock and restricted stock units	$12,395	3.0
Performance-based share units	$843	0.7

5.           Other Current Assets, Net

Other current assets, net, consisted of the following (in thousands):

	JUNE 29,	DECEMBER 31,
	2014	2013
Prepaid expenses	$31,191	$28,287
Accounts receivable - vendors, net	25,192	23,218
Accounts receivable - franchisees, net	1,448	1,394
Accounts receivable - other, net	37,795	33,086
Other current assets, net	37,253	33,396
	$132,879	$119,381

6.     Goodwill and Intangible Assets, Net

Goodwill - The following table presents a rollforward of goodwill for the twenty-six weeks ended June 29, 2014 (in thousands):

Balance at December 31, 2013	$346,253
Additions for purchases of franchised locations	2,461
Foreign currency translation adjustments	4,372
Balance at June 29, 2014	$353,086

The Company performed an annual assessment of goodwill and other indefinite-lived intangible assets during the second quarters of 2014 and 2013. In connection with the annual assessment, no goodwill or indefinite-lived intangible asset impairments were recorded in the thirteen weeks and twenty-six weeks ended June 29, 2014 and the three and six months ended June 30, 2013.

Intangible Assets, net - Effective June 1, 2014, OSI and Carrabba’s Italian Grill, LLC (“Carrabba’s”), a wholly owned subsidiary of OSI, entered into a Third Amendment to the Royalty Agreement with the founders of Carrabba’s Italian Grill and their affiliated entities (collectively, the “Carrabba’s Founders”). The amendment provides that no continuing royalty fee will be paid to the Carrabba’s Founders for Carrabba’s restaurants located outside the United States.  Each Carrabba’s restaurant located outside the United States will pay a one-time lump sum royalty fee, which varies depending on the size of the restaurant. The one-time fee is $100,000 for restaurants 5,000 square feet or larger, $75,000 for restaurants 3,500 square feet or larger but less than 5,000 square feet and $50,000 for restaurants less than 3,500 square

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

feet. In connection with the amendment, the Company made a non-refundable payment of $1.0 million to the Carrabba’s Founders for the first ten restaurants of 5,000 square feet or more to be located outside the United States.

In addition, new Carrabba’s restaurants in the U.S. that first open on or after June 1, 2014 will pay a fixed royalty of 0.5 percent on sales occurring prior to 4 pm local time Monday through Saturday. Existing Carrabba’s restaurants in the U.S. that begin serving weekday lunch on or after June 1, 2014 will pay a fixed royalty of 0.5 percent on sales occurring prior to 4 pm local time Monday through Friday. In each case, these sales will be excluded in calculating the volume based royalty percentage on sales after 4 pm.

The payment to the Carrabba’s Founders was recorded as a Trade name in Intangible Assets, net, in the Consolidated Balance Sheet at June 29, 2014.

7.           Long-term Debt, Net

Following is a summary of outstanding long-term debt, (in thousands, except interest rate):

	JUNE 29, 2014		DECEMBER 31, 2013
	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A	$300,000	2.12%	$—	—
Term loan B	225,000	3.50%	935,000	3.50%
Revolving credit facility	400,000	2.12%	—	—
Total senior secured credit facility	925,000		935,000
2012 CMBS loan:
Mortgage loan (1)	307,559	4.05%	311,644	4.02%
First mezzanine loan	85,630	9.00%	86,131	9.00%
Second mezzanine loan	86,381	11.25%	86,704	11.25%
Total 2012 CMBS loan	479,570		484,479
Other notes payable	3,652	0.52% to 7.00%	6,186	0.58% to 7.00%
Sale-leaseback obligations	2,375		2,375
Capital lease obligations	946		1,255
	$1,411,543		$1,429,295
Less: current portion of long-term debt	(22,328)		(13,546)
Less: unamortized debt discount	(7,054)		(10,152)
Long-term debt, net	$1,382,161		$1,405,597
________________

(1)	Represents the weighted-average interest rate for the respective period.

Bloomin’ Brands, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred indebtedness as described below.

Credit Agreement - On October 26, 2012, OSI entered into a credit agreement (“Credit Agreement”) with a syndicate of institutional lenders and financial institutions for a senior secured credit facility (the “Senior Secured Credit Facility”) of $1.225 billion. The Credit Agreement was comprised of a $1.0 billion Term loan B and a $225.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities. The Term loan B was issued with an original issue discount of $10.0 million.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

OSI amended the Credit Agreement in April 2013 in connection with a repricing of the Term loan B. In January 2014, the Credit Agreement was amended to align to the change in the Company’s fiscal year.

Amended Credit Agreement - OSI completed a refinancing of its Senior Secured Credit Facility and entered into an amendment to the Credit Agreement (“Amended Credit Agreement”) on May 16, 2014. The Amended Credit Agreement provides for senior secured financing of up to $1.125 billion, consisting of a new $300.0 million Term loan A, a $225.0 million Term loan B and a $600.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities. The Term loan A and revolving credit facility mature May 16, 2019, and the Term loan B matures on October 26, 2019. The Term loan A was issued with a discount of $2.9 million.

At closing, $400.0 million was drawn under the revolving credit facility. The proceeds of the Term loan A and the loans made at closing under the revolving credit facility were used to pay down a portion of OSI’s Term loan B under the Credit Agreement. The total indebtedness of the Company remained unchanged as a result of the refinancing.

The Company may elect an interest rate for the Amended Credit Agreement at each reset period based on the Base Rate or the Eurocurrency Rate. The Base Rate option is the highest of (i) the prime rate of Wells Fargo Bank, National Association, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency rate with a one-month interest period plus 1.0% (the “Base Rate”). The Eurocurrency Rate option is the seven, 30, 60, 90 or 180-day Eurocurrency rate (“Eurocurrency Rate”). The interest rates are as follows:

	BASE RATE ELECTION	EUROCURRENCY RATE ELECTION
Term loan A and revolving credit facility	75 to 125 basis points over Base Rate	175 to 225 basis points over the Eurocurrency Rate
Term loan B	150 basis points over Base Rate	250 basis points over the Eurocurrency Rate

Since the effective date of the Amended Credit Agreement, the Company has elected the Eurocurrency rate as its primary interest rate. Under the terms of the Amended Credit Agreement, the Term loan B interest rate determined using the Base Rate and Eurocurrency rate has minimum rates of 2.00% and 1.00%, respectively.

Fees on letters of credit and the daily unused availability under the revolving credit facility are 2.13% and 0.30%, respectively. At June 29, 2014, $29.6 million of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing.

Substantially all of the assets of the Company’s domestic subsidiaries collateralize the Senior Secured Credit Facility.

Commercial Mortgage-Backed Securities Loan - Effective March 27, 2012, New Private Restaurant Properties, LLC and two of the Company’s other indirect wholly-owned subsidiaries (collectively, “New PRP”) entered into a commercial mortgage-backed securities loan (the “2012 CMBS Loan”) with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS Loan totaled $500.0 million at origination and was originally comprised of a first mortgage loan in the amount of $324.8 million, collateralized by 261 of the Company’s properties, and two mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017.

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

Debt Covenants and Other Restrictions - Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness; make significant payments; sell assets; pay dividends and other restricted payments; acquire certain assets; effect mergers and similar transactions; and effect

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

certain other transactions with affiliates. The Amended Credit Agreement also has a financial covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”). TNLR is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments). The TNLR may not exceed a level set at 5.00 to 1.00 through fiscal 2017, with a step down to a maximum level of 4.75:1.00 in fiscal 2018 and thereafter.
The 2012 CMBS Loan also requires the Company to maintain an interest rate cap (“Rate Cap”) to limit the volatility of the floating rate component of the first mortgage loan within the 2012 CMBS loan. In April 2014, the Company’s Rate Cap expired. In connection with the expiration of the Rate Cap, the Company entered into a replacement rate cap (“Replacement Rate Cap”), with a notional amount of $48.7 million. Under the Replacement Rate Cap, if the 30-day LIBOR rate exceeds 7.00% per annum, the counterparty must pay to the Company such excess on the notional amount of the floating rate component. The Replacement Rate Cap had a nominal fair market value on June 29, 2014. The Replacement Rate Cap expires in April 2016.
Loss on Extinguishment and Modification of Debt - In connection with the second quarter refinancing of the Credit Agreement, the Company recognized loss on extinguishment and modification of debt of $11.1 million for the thirteen and twenty-six weeks ended June 29, 2014. The loss was comprised of the write-off of $5.5 million of deferred financing fees, the write-off of $4.9 million of unamortized debt discount and a prepayment penalty of $0.7 million.
Deferred financing fees - The Company deferred $3.8 million of financing costs incurred to complete the refinancing of the Senior Secured Credit Facility, all of which was capitalized during the second quarter of 2014. These deferred financing costs are included in the line item, “Other assets, net” in the Consolidated Balance Sheets.
Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding at June 29, 2014 (in thousands):

JUNE 29, 2014
Year 1	$23,968
Year 2	27,174
Year 3	485,500
Year 4	22,526
Year 5	625,000
Thereafter	227,375
Total	$1,411,543

The following is a summary of required amortization payments for Term loan A (in thousands):

SCHEDULED QUARTERLY PAYMENT PERIOD	QUARTERLY PAYMENT
September 30, 2014 through June 30, 2016	$3,750
September 30, 2016 through June 30, 2018	$5,625
September 30, 2018 through March 30, 2019	$7,500

Since the inception of the Term loan B, OSI has made sufficient voluntary prepayments in excess of the remaining required amortization payments and, as a result, will not be required to make any further required amortization payments until the remaining balance of the loan reaches maturity in October 2019.

The Amended Credit Agreement contains mandatory prepayment requirements for Term loan A and Term loan B. Beginning with the fiscal year ended December 28, 2014, the Company is required to prepay outstanding amounts under its term loans with 50% of its annual excess cash flow, as defined in the Amended Credit Agreement. The amount

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

of outstanding term loans required to be prepaid in accordance with the debt covenants may vary based on the Company’s leverage ratio and year-end results.

8.     Other Long-term Liabilities, Net

The Company maintains an endorsement split-dollar insurance policy with a death benefit of $5.0 million for one of its current executive officers. The Company is the beneficiary of the policy to the extent of premiums paid or the cash value, whichever is greater, with the remaining death benefit being paid to personal beneficiaries designated by the executive officer.

During the twenty-six weeks ended June 29, 2014 and the six months ended June 30, 2013, the Company terminated the split-dollar agreements with certain of its former executive officers in exchange for aggregate payments of $2.0 million and $4.2 million, respectively, in cash. Upon termination, the release of the death benefit and related liabilities, net of the associated cash termination payment, resulted in net gains of $1.9 million during the twenty-six weeks ended June 29, 2014 and $1.5 million and $3.7 million during the three and six months ended June 30, 2013, respectively. The net gains were recorded in General and administrative in the Consolidated Statements of Operations and Comprehensive Income.

At June 29, 2014 and December 31, 2013, the Company had $1.1 million and $5.0 million, respectively, recorded in Other long-term liabilities, net in its Consolidated Balance Sheets for the outstanding obligations under the endorsement split-dollar insurance policies.

9.           Fair Value Measurements

Restaurant Closure Initiative - In the fourth quarter of 2013, the Company completed an assessment of its restaurant base and decided to close 22 underperforming locations (“Restaurant Closure Initiative”). Following is a summary of Restaurant Closure Initiative expenses recognized in the Consolidated Statement of Operations and Comprehensive Income during the twenty-six weeks ended June 29, 2014 (in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME	AMOUNT
Restaurant closure expenses	Provision for impaired assets and restaurant closings	$5,972
Severance and other liabilities	General and administrative	1,035
Deferred rent liability write-off	Other restaurant operating	(2,078)
		$4,929

Fair Value Measurements on a Recurring Basis - The Company invested $14.5 million and $11.9 million of its excess cash in fixed income and money market funds classified as Cash and cash equivalents or Restricted cash in its Consolidated Balance Sheets as of June 29, 2014 and December 31, 2013, respectively, at a net value of 1:1 for each dollar invested. The fair value of the investments in these funds is determined by using quoted prices for identical assets in an active market. As a result, the Company has determined that the inputs used to value these investments fall within Level 1 of the fair value hierarchy.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents the Company’s fixed income and money market funds measured at fair value on a recurring basis at June 29, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	JUNE 29, 2014		DECEMBER 31, 2013
	TOTAL	LEVEL 1	TOTAL	LEVEL 1
Assets:
Fixed income funds - cash equivalents	$6,329	$6,329	$9,849	$9,849
Money market funds - cash equivalents	7,938	7,938	1,988	1,988
Money market funds - restricted cash equivalents	240	240	68	68
Total recurring fair value measurements	$14,507	$14,507	$11,905	$11,905

In connection with the 2012 CMBS Loan, New PRP is required to maintain a Rate Cap. This interest rate cap had a nominal fair market value at June 29, 2014 and December 31, 2013, respectively and therefore was excluded from the applicable tables within this footnote.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following tables summarize the fair value remeasurements for property, fixtures and equipment for the thirteen and twenty-six weeks ended June 29, 2014 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	JUNE 29, 2014
		REMAINING FAIR VALUE		THIRTEEN WEEKS ENDED JUNE 29, 2014
	CARRYING VALUE	LEVEL 2	LEVEL 3	TOTAL IMPAIRMENT
Property, fixtures and equipment	$2,351	$1,735	$616	$407

	JUNE 29, 2014
		REMAINING FAIR VALUE		TWENTY-SIX WEEKS ENDED JUNE 29, 2014
	CARRYING VALUE	LEVEL 2	LEVEL 3	TOTAL IMPAIRMENT
Property, fixtures and equipment	$2,951	$2,335	$616	$483

Impairment losses for property, fixtures and equipment and restaurant closure expenses are recognized in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive Income.
During the thirteen and twenty-six weeks ended June 29, 2014, the Company incurred restaurant closing expenses of $0.6 million and $6.6 million, respectively. For the twenty-six weeks ended June 29, 2014, restaurant closing costs primarily related to the Restaurant Closure Initiative. The Company did not record material impairment charges of its property, fixtures and equipment during the three and six months ended June 30, 2013.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments at June 29, 2014 and December 31, 2013 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt at June 29, 2014 and December 31, 2013 aggregated by the level in the fair value hierarchy in which those measurements fall (in thousands):

	JUNE 29, 2014			DECEMBER 31, 2013
		FAIR VALUE			FAIR VALUE
	CARRYING VALUE	LEVEL 2	LEVEL 3	CARRYING VALUE	LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$300,000	$299,250	$—	$—	$—	$—
Term loan B	225,000	225,000	—	935,000	936,169	—
Revolving credit facility	400,000	398,000	—	—	—	—
CMBS loan:
Mortgage loan	307,559	—	319,696	311,644	—	318,787
First mezzanine loan	85,630	—	85,630	86,131	—	86,131
Second mezzanine loan	86,381	—	87,245	86,704	—	87,571
Other notes payable	3,652	—	3,477	6,186	—	5,912

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
CMBS loan	Assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.
Other notes payable	Discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value.

10.           Taxes

Income Taxes - The effective income tax rates for the thirteen and twenty-six weeks ended June 29, 2014 were 24.1% and 24.6%, respectively, compared to (117.5)% and (27.6)% for the three and six months ended June 30, 2013, respectively. The net increase in the effective income tax rates for the thirteen and twenty-six weeks ended June 29, 2014 was due to the following: (i) the release of the U.S. valuation allowance in the second quarter of 2013, (ii) a change in the blend of taxable income and tax rates across the Company’s domestic and international subsidiaries and (iii) the acquisition of limited partnership interests in 2013 and 2014, which resulted in increased income allocations.

The effective income tax rates for the thirteen and twenty-six weeks ended June 29, 2014 were lower than the blended federal and state statutory rate of 39.0% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the foreign tax rate differential. The effective income tax rates for the three and six months ended June 30, 2013 were lower than the blended federal and state statutory rate of 38.7% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the release of the valuation allowance, the elimination of noncontrolling interest and the foreign rate differential, together being such a large percentage of projected annual pretax income.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

At June 29, 2014 and December 31, 2013, the Company had $15.4 million and $17.1 million, respectively, of unrecognized tax benefits.  Additionally, the Company had $1.0 million and $2.1 million, respectively, of interest and penalties related to uncertain tax positions at June 29, 2014 and December 31, 2013.  Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $15.2 million and $17.2 million as of June 29, 2014 and December 31, 2013, respectively, if recognized, would impact the Company’s effective income tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective income tax rate consists of items that are offset by deferred income tax assets and the federal income tax benefit of state income tax items.

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

Payroll Taxes - The Company is currently under payroll tax examination by the IRS. In 2013, the IRS informed the Company that it proposed to issue an audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by the Company’s tipped employees during calendar year 2010. The cash tips allegedly unreported by the tipped employees were based on an IRS estimate of the aggregate amount of tips directly received by tipped employees from the Company’s customers.

In March 2014, the IRS issued an audit adjustment of $5.0 million to the Company for the employer’s share of FICA taxes related to cash tips unreported by the Company’s employees during calendar year 2010. The Company remitted payment to the IRS in April 2014 to settle the calendar year 2010 audit adjustment.

Subsequently, the IRS indicated that the scope of the proposed adjustment would expand to include the 2011 and 2012 periods. In July 2014, the Company received a notice from the IRS regarding commencement of the 2011 payroll tax audit. At June 29, 2014, the Company had $12.0 million recorded in Accrued and other current liabilities in the Company’s Consolidated Balance Sheet for the payroll tax audits.

11.           Redeemable Noncontrolling Interests

The Company consolidates subsidiaries in Brazil and China, each of which have noncontrolling interests that are permitted to deliver subsidiary shares in exchange for cash at a future date. Redeemable noncontrolling interests are classified in Mezzanine equity in the Company’s Consolidated Balance Sheet.

The following table presents a rollforward of Redeemable noncontrolling interests for the twenty-six weeks ended June 29, 2014 (in thousands):

TWENTY-SIX WEEKS ENDED JUNE 29, 2014
Balance, beginning of period	$21,984
Net income attributable to redeemable noncontrolling interests	1,059
Balance, end of period	$23,043

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

12.           Commitments and Contingencies

On October 4, 2013, two then current employees (the “Nevada Plaintiffs”) filed a purported collective action lawsuit against the Company, OSI, and two of its subsidiaries in the U.S. District Court for the District of Nevada (Cardoza, et al. v. Bloomin’ Brands, Inc., et al., Case No.: 2:13-cv-01820-JAD-NJK). The complaint alleges violations of the Fair Labor Standards Act by requiring employees to work off the clock, complete on-line training without pay, and attend meetings in the restaurant without pay. The suit seeks to certify a nationwide collective action that all hourly employees in all Outback Steakhouse restaurants would be permitted to join. The suit seeks an unspecified amount in back pay for the employees that join the lawsuit, an equal amount in liquidated damages, costs, expenses, and attorney’s fees. The Nevada Plaintiffs also filed a companion lawsuit in Nevada state court alleging that the Company violated the state break time rules. The Company believes these lawsuits are without merit, and is vigorously defending all allegations. However, the Company is unable to predict the outcome of this case.

On November 8, 2013, three employees of the Company’s franchisee (collectively, the “California Plaintiffs”) filed a purported class action lawsuit against the Company, OSI and OS Restaurant Services, LLC, two of its subsidiaries, and T-Bird Restaurant Group, Inc. (“T-Bird”), one of its franchisees in the California Superior Court, County of Alameda. The defendants removed the matter to the U.S. District Court for the Northern District of California in December 2013 (Holly Gehl, et al. v. Bloomin’ Brands, Inc., et al., Case No.: 4:13-cv-05961-KAW). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, and violations of California’s Business and Professions Code. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorney’s fees, and such other relief as the Court determines to be appropriate. The Company does not believe the California Plaintiffs have any standing to bring claims against the Company or its subsidiaries as all were employed by the Company’s franchisee. The Company intends to request that the court dismiss it and the Company’s subsidiaries from this action. Should the court deny the Company’s request for dismissal it will vigorously defend the lawsuit. However, the Company is unable to predict the outcome of this case.

13.         Recently Issued Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers” (“ASU No. 2014-09”). ASU No. 2014-09 provides a single source of guidance for revenue arising from contracts with customers and supersedes current revenue recognition standards. Under ASU No. 2014-09, revenue is recognized in an amount that reflects the consideration an entity expects to receive for the transfer of goods and services. ASU No. 2014-09 will be effective for the Company on December 26, 2016 and is applied retrospectively to each period presented or as a cumulative effect adjustment at the date of adoption. The Company has not selected a transition method and is evaluating the impact this guidance will have on its financial position, results of operations and cash flows.
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

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company.

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

(ii)
Our results can be impacted by patterns of customer traffic and our ability to effectively respond in a timely manner to changes in patterns of customer traffic; changes in consumer tastes and the level of consumer acceptance of our restaurant concepts (including consumer tolerance of our prices); local, regional, national and international economic and political conditions; the seasonality of our business; demographic trends; changes in consumer dietary habits; product mix; employee availability; the cost of advertising and media; the timing of restaurant operating expenses; government actions and policies; inflation or deflation; unemployment rates; interest rates; foreign exchange rates; and increases in various costs, including construction, real estate and health insurance costs;

(iii)
Commodities, including but not limited to, beef, chicken, shrimp, pork, seafood, dairy, produce, potatoes, onions and energy supplies, are subject to fluctuation in price and availability, and prices and other costs of our operations could increase more than we expect;

(iv)
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

(v)
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

(vi)
Weather, natural disasters and other disasters could result in construction delays or slower customer traffic and could adversely affect the results of one or more restaurants for an indeterminate amount of time;

(vii)
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

(viii)	Our results can be impacted by tax and other legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements;

(ix)	Our results can be impacted by anticipated or unanticipated changes in our tax rates, exposure to additional income tax liabilities and a change in our ability to realize deferred tax benefits;

(x)	Minimum wage increases and mandated employee benefits could cause a significant increase in our labor costs;

(xi)	Our results can be impacted by consumer reaction to public health issues and perception of food safety;

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of June 29, 2014, we owned and operated 1,341 restaurants and franchised 161 restaurants across 48 states, Puerto Rico, Guam and 21 countries. We have five founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Our concepts seek to provide a compelling customer experience combining great food, highly attentive service and lively and contemporary ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment. Each of our concepts maintains a unique, founder-inspired brand identity and entrepreneurial culture, while leveraging our scale and enhanced operating model. We consider Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar to be our core concepts. We are evaluating a plan to exit our Roy’s concept, but have not established a timeframe or committed to a specific plan to do so.
The restaurant industry is a highly competitive and fragmented industry and is sensitive to changes in the economy, trends in lifestyles, seasonality (customer traffic patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies, labor and fluctuations in prices of commodities, including beef, chicken, seafood, butter, cheese and produce, and other costs to operate a restaurant, such as rent, natural gas or utilities.  Restaurant companies tend to be focused on increasing market share, comparable restaurant sales growth and new unit growth. Competitive pressure for market share, commodity inflation, foreign currency exchange rates and other market conditions have had and could continue to have an adverse impact on our business.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•
Pursue New Strategic International Development in Selected Markets. We believe the international business represents a significant growth opportunity and that we are well-positioned to continue to expand outside the U.S. We continue to focus on existing geographic regions in Latin America and Asia, with strategic expansion in selected emerging and high growth developed markets. We are focusing our existing market growth in Brazil and new market growth in China. We expect that approximately 50% of our new units in 2014 will be international opportunities, but will shift to a higher weight of international units as we continue to implement our international expansion plans.

To further development opportunities outside the U.S., we amended our royalty agreement with the Carrabba’s Founders. The amendment is effective June 1, 2014 and provides that no continuing royalty fee will be paid to the founders for Carrabba’s restaurants located outside the United States. Each Carrabba’s restaurant located outside the United States will pay a one-time lump sum royalty fee, which varies depending on the size of the restaurant.  We plan to expand Carrabba’s Italian Grill in Brazil, with the first opening expected in 2015.
The combination of macro-economic and other factors have put considerable pressure on sales in the casual dining industry both domestically and in our South Korean market.

•
Domestically, the ongoing impacts of high unemployment, continued reduced access to credit, governmental spending and budget matters, other national, regional and local regulatory and economic conditions, gasoline prices, reduced disposable consumer income and consumer confidence have had a negative effect on discretionary consumer spending.

•
In our South Korean market, higher levels of household debt have impacted discretionary consumer spending, particularly in the casual dining environment. We expect an increasingly competitive market and reduced discretionary spending in South Korea to affect our comparable restaurant sales at least through the next 12 months.

As the macro-economic and other conditions persist domestically and in our South Korean market, we will continue to face increased pressure with respect to our pricing, traffic levels and commodity costs.  We believe that in this environment, we will need to maintain our focus on value and innovation as well as refreshing our restaurant base to continue to drive sales.

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

•
Adjusted restaurant-level operating margin, Adjusted income from operations, Adjusted net income, Adjusted diluted earnings per share, EBITDA and Adjusted EBITDA—non-GAAP financial measures utilized to evaluate

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

our operating performance, and for which definitions, usefulness and reconciliations are described in more detail in the “Non-GAAP Financial Measures” section below; and

•	Customer satisfaction scores—measurement of our customers’ experiences in a variety of key attributes.

Change in Fiscal Year End

On January 3, 2014, our Board of Directors approved a change in our fiscal year end from a calendar year ending on December 31 to a 52-53 week year ending on the last Sunday in December, effective beginning with fiscal year 2014. We believe the change in our fiscal year end provides numerous benefits, including aligning our reporting periods to be more consistent with peer restaurant companies and improving comparability between periods by removing the trading day effect on Restaurant sales and operating margins. We will continue reporting our Brazilian operations, on a calendar-based one-month lag. All other international operations will be reported on a 52-53 week reporting period contemporaneously with the domestic operations.

We made the fiscal year change on a prospective basis and have not adjusted operating results for prior periods. The change impacts the prior year comparability of our fiscal quarters and annual period in 2014 and will result in shifts in the quarterly periods, which will have an impact on our quarterly financial results. The twenty-six weeks ended June 29, 2014 included one less operating day than the comparable prior year period and we estimate that the impact is approximately $7.5 million and $1.5 million on Total revenues and Net income attributable to Bloomin’ Brands, respectively. There was no impact to the quarterly financial results for the thirteen weeks ended June 29, 2014.

The impact of the change in the reporting periods for fiscal year 2014 is as follows:

FISCAL PERIOD	2014 REPORTING PERIOD	2014 FISCAL PERIOD DAYS	COMPARABLE 2013 FISCAL PERIOD DAYS	FISCAL YEAR CHANGE IMPACT (in operating days)
First fiscal quarter	January 1, 2014 to March 30, 2014	89	90	(1)
Second fiscal quarter	March 31, 2014 to June 29, 2014	91	91	—
Third fiscal quarter	June 30, 2014 to September 28, 2014	91	92	(1)
Fourth fiscal quarter	September 29, 2014 to December 28, 2014	91	92	(1)
Fiscal year	January 1, 2014 to December 28, 2014	362	365	(3)

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	JUNE 29,	JUNE 30,
	2014	2013
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned—domestic	650	663
Company-owned—international (1) (2)	172	117
Franchised—domestic	104	106
Franchised and joint venture—international (1)	51	93
Total	977	979
Carrabba’s Italian Grill
Company-owned	240	234
Franchised	1	1
Total	241	235
Bonefish Grill
Company-owned	193	175
Franchised	5	7
Total	198	182
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	66	65
Roy’s
Company-owned	20	22
System-wide total	1,502	1,483
____________________

(1)
Effective November 1, 2013, we acquired a controlling interest in the Brazilian Joint Venture resulting in the consolidation and reporting of 47 restaurants (as of the acquisition date) as Company-owned locations, which are reported as unconsolidated joint venture locations in the historical period presented.

(2)
The restaurant count for Brazil is reported as of May 31, 2014 to correspond with the balance sheet date of this subsidiary and, therefore, excludes two restaurants that opened in June 2014. Restaurant counts for our Brazilian operations were reported as of June 30th in the historical period presented.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, percentages that items in our Consolidated Statements of Operations and Comprehensive Income are in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
Revenues
Restaurant sales	99.4%	98.9%	99.4%	99.0%
Other revenues	0.6	1.1	0.6	1.0
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.5	32.3	32.5	32.3
Labor and other related (1)	27.4	28.2	27.2	27.9
Other restaurant operating (1)	24.0	23.6	23.1	22.5
Depreciation and amortization	4.4	4.0	4.2	3.8
General and administrative	6.5	6.4	6.4	6.5
Provision for impaired assets and restaurant closings	0.1	0.1	0.3	0.1
Income from operations of unconsolidated affiliates	—	(0.3)	—	(0.3)
Total costs and expenses	94.4	93.3	93.3	92.2
Income from operations	5.6	6.7	6.7	7.8
Loss on extinguishment and modification of debt	(1.0)	(1.4)	(0.5)	(0.7)
Other income (expense), net	*	(*)	*	(*)
Interest expense, net	(1.3)	(1.8)	(1.4)	(1.8)
Income before provision (benefit) for income taxes	3.3	3.5	4.8	5.3
Provision (benefit) for income taxes	0.8	(4.0)	1.1	(1.4)
Net income	2.5	7.5	3.7	6.7
Less: net income attributable to noncontrolling interests	0.1	0.2	0.2	0.2
Net income attributable to Bloomin’ Brands	2.4%	7.3%	3.5%	6.5%

Net income	2.5%	7.5%	3.7%	6.7%
Other comprehensive income:
Foreign currency translation adjustment	1.7	(0.8)	0.6	(0.6)
Comprehensive income	4.2	6.7	4.3	6.1
Less: comprehensive income attributable to noncontrolling interests	0.1	0.2	0.2	0.2
Comprehensive income attributable to Bloomin’ Brands	4.1%	6.5%	4.1%	5.9%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESTAURANT SALES

Following is a summary of the changes in restaurants sales for the thirteen and twenty-six weeks ended June 29, 2014:

(dollars in millions):	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the period ended June 30, 2013	$1,008.0	$2,090.3
Change from:
Brazil acquisition (1)	71.6	139.5
Restaurant openings	34.6	66.2
Comparable restaurant sales	4.5	(10.3)
Restaurant closings	(14.3)	(23.2)
Change in fiscal year	—	(7.5)
For the period ended June 29, 2014	$1,104.4	$2,255.0
____________________

(1)
Includes restaurant sales for the 47 formerly unconsolidated joint venture restaurants in Brazil that were acquired November 1, 2013. Sales for restaurants opened in Brazil after November 1, 2013, are included in restaurant openings.

The increase in Restaurant sales in the thirteen weeks ended June 29, 2014 was primarily attributable to: (i) the consolidation of restaurant sales generated by restaurants in Brazil that were acquired November 1, 2013, (ii) the opening of 65 new restaurants not included in our comparable restaurant sales base and (iii) an increase in domestic comparable restaurant sales at our domestic existing restaurants. The increase in restaurant sales was partially offset by the closing of 29 restaurants since March 31, 2013, and lower comparable restaurant sales in South Korea.

For the twenty-six weeks ended June 29, 2014, the increase in Restaurant sales was primarily attributable to the consolidation of restaurant sales generated by restaurants in Brazil that were acquired November 1, 2013 and the opening of 73 new restaurants not included in our comparable restaurant sales base. The increase in restaurant sales was partially offset by: (i) the closing of 32 restaurants since December 31, 2012, (ii) a decrease in comparable restaurant sales at our existing restaurants, primarily in South Korea and (iii) one less operating day due to a change in our fiscal year-end.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Domestic Restaurant Sales and Menu Price Increases
Following is a summary of comparable domestic restaurant sales and domestic general menu price increases:

	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
Comparable restaurant sales (stores open 18 months or more):
Outback Steakhouse	0.9%	2.8%	0.8%	2.6%
Carrabba’s Italian Grill	(1.2)%	0.3%	(1.5)%	(0.7)%
Bonefish Grill	0.3%	0.2%	(0.6)%	0.4%
Fleming’s Prime Steakhouse and Wine Bar	3.6%	3.8%	2.6%	4.5%
Combined (concepts above)	0.6%	2.0%	0.3%	1.8%
Year over year percentage change:
Menu price increases: (1)
Outback Steakhouse	2.1%	2.7%	2.3%	2.4%
Carrabba’s Italian Grill	2.6%	2.2%	2.7%	1.8%
Bonefish Grill	2.8%	1.9%	2.7%	1.9%
Fleming’s Prime Steakhouse and Wine Bar	3.4%	3.3%	3.6%	2.7%
____________________

(1)	The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

Our comparable domestic restaurant sales represent the growth from restaurants opened 18 months or more. For the thirteen weeks ended June 29, 2014, blended domestic comparable restaurant sales increased due to increases in general menu prices offset by changes in the mix in our product sales. Changes in our product mix were driven primarily by lunch expansion and promotions. Traffic for the thirteen weeks ended June 29, 2014 was flat compared to the three months ended June 30, 2013.
For the twenty-six weeks ended June 29, 2014, blended domestic comparable restaurant sales increased due to increases in general menu prices offset by changes in the mix in our product sales and decreases in customer traffic. Changes in product mix were due to lunch expansion and promotions. Customer traffic decreased primarily due to unfavorable winter weather conditions and continuing macro-economic conditions that have had a negative effect on discretionary consumer spending, partially offset by lunch expansion across certain concepts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Average Domestic Restaurant Unit Volumes and Operating Weeks
Following is a summary of the domestic average restaurant unit volumes and operating weeks for:

	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
Average restaurant unit volumes (weekly):
Outback Steakhouse	$63,836	$62,552	$65,769	$64,739
Carrabba’s Italian Grill	$57,655	$58,116	$59,489	$60,114
Bonefish Grill	$62,679	$61,815	$63,959	$63,678
Fleming’s Prime Steakhouse and Wine Bar	$78,478	$75,531	$82,576	$80,223
Operating weeks:
Outback Steakhouse	8,457	8,619	16,830	17,161
Carrabba’s Italian Grill	3,120	3,042	6,175	6,051
Bonefish Grill	2,499	2,268	4,926	4,460
Fleming’s Prime Steakhouse and Wine Bar	858	845	1,695	1,681

COSTS AND EXPENSES

Cost of sales

(dollars in millions):	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	Change	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013	Change
Cost of sales	$358.9	$325.5		$732.5	$675.4
% of Restaurant sales	32.5%	32.3%	0.2%	32.5%	32.3%	0.2%

Cost of sales, consisting of food and beverage costs, increased as a percentage of Restaurant sales in the thirteen weeks ended June 29, 2014 as compared to the three months ended June 30, 2013. The increase as a percentage of Restaurant sales was primarily due to the following: (i) 0.8% from higher seafood and beef costs and (ii) 0.7% related to lunch, changes in our product mix and promotions. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.8% from the impact of certain cost savings initiatives and 0.4% from menu price increases.

Cost of sales increased as a percentage of Restaurant sales in the twenty-six weeks ended June 29, 2014 as compared to the six months ended June 30, 2013. The increase as a percentage of Restaurant sales was primarily due to the following: (i) 0.9% from higher seafood, beef and other commodity costs and (ii) 0.7% related to lunch, changes in our product mix and promotions. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.8% from the impact of certain cost savings initiatives and 0.6% from menu price increases.

Labor and other related expenses

(dollars in millions):	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	Change	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013	Change
Labor and other related	$302.5	$284.0		$613.9	$583.9
% of Restaurant sales	27.4%	28.2%	(0.8)%	27.2%	27.9%	(0.7)%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to deferred compensation plans and other incentive compensation expenses.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Labor and other related expenses decreased as a percentage of Restaurant sales in the thirteen weeks ended June 29, 2014 as compared to the three months ended June 30, 2013. Decreases as a percentage of Restaurant sales were primarily attributable to the following: (i) 0.8% from our acquired Brazilian restaurants, primarily due to higher volumes, (ii) 0.4% from the impact of certain cost savings initiatives, (iii) 0.2% lower field management bonuses based on individual restaurant performance, (iv) 0.2% from lower health insurance due to favorable claim experience and (v) 0.1% higher domestic average unit volumes. These decreases were partially offset by increases as a percentage of Restaurant sales primarily attributable to: (i) 0.7% of higher kitchen and service labor costs due to lunch expansion across certain concepts and promotional training and (ii) 0.2% lower average unit volumes in South Korea.

Labor and other related expenses decreased as a percentage of Restaurant sales in the twenty-six weeks ended June 29, 2014 as compared to the six months ended June 30, 2013. Decreases as a percentage of Restaurant sales were due to: (i) 0.6% from our acquired Brazilian restaurants, primarily due to higher volumes, (ii) 0.4% from the impact of certain cost savings initiatives, (iii) 0.2% lower field management bonuses based on individual restaurant performance, (iv) 0.2% from lower health insurance and workers compensation claims due to favorable claim experience and (v) 0.2% higher domestic average unit volumes. These decreases were partially offset by increases as a percentage of Restaurant sales primarily attributable to: (i) 0.7% of higher kitchen and service labor costs due to lunch expansion across certain concepts and the addition of new restaurant locations and (ii) 0.3% lower average unit volumes in South Korea.

Other restaurant operating expenses

(dollars in millions):	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	Change	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013	Change
Other restaurant operating	$265.3	$237.4		$521.8	$471.2
% of Restaurant sales	24.0%	23.6%	0.4%	23.1%	22.5%	0.6%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. The increase as a percentage of Restaurant sales in the thirteen weeks ended June 29, 2014 as compared to the three months ended June 30, 2013 was primarily due to the following: (i) 0.3% increase in operating supplies primarily due to lunch expansion and promotions, (ii) 0.2% from a net decrease in average unit volumes, mainly due to restaurants in South Korea, (iii) 0.2% of higher restaurant utilities associated with new restaurant locations and lunch expansion across certain concepts and (iv) 0.2 % of higher restaurant occupancy costs mainly related to rent escalations from existing leases. The increases were partially offset by decreases as a percentage of Restaurant sales primarily due to 0.5% from our acquired Brazilian restaurants, primarily due to higher volumes.

The increase as a percentage of Restaurant sales in the twenty-six weeks ended June 29, 2014 as compared to the six months ended June 30, 2013 was primarily due to the following: (i) 0.3% from a net decrease in average unit volumes, mainly due to restaurants in South Korea, (ii) 0.2% of higher advertising expense, (iii) 0.2% of higher restaurant occupancy costs mainly related to rent escalations from existing leases, (iv) 0.2% of higher restaurant utilities associated with new restaurant locations and lunch expansion across certain concepts and (v) 0.2% increase in operating supplies primarily due to lunch expansion and promotions. The increases were partially offset by decreases as a percentage of Restaurant sales primarily due to 0.5% from our acquired Brazilian restaurants, primarily due to higher volumes.

We anticipate higher Other restaurant operating expenses in the thirteen weeks ended September 28, 2014 compared to the three months ended September 30, 2013 due to the timing of marketing expenditures and costs associated with the Bonefish Grill menu rollout in July 2014.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Depreciation and amortization

(dollars in millions):	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	Change	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013	Change
Depreciation and amortization	$48.6	$40.9		$94.8	$81.1
% of Total revenues	4.4%	4.0%	0.4%	4.2%	3.8%	0.4%

Depreciation and amortization expense increased as a percentage of Total revenues in the thirteen and twenty-six weeks ended June 29, 2014 as compared to the three and six months ended June 30, 2013. These increases as a percentage of Total revenues were primarily due to depreciation expense related to the opening of new restaurants and the completion of internally developed technology projects combined with amortization associated with our acquired Brazilian operations.

General and administrative

(in millions):	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	Change	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013	Change
General and administrative	$72.3	$65.1	$7.2	$146.3	$137.6	$8.7

General and administrative costs increased in the thirteen weeks ended June 29, 2014 as compared to the three months ended June 30, 2013 primarily due to to the following: (i) $5.8 million of costs associated with our Brazilian operations, which were acquired in November 2013, (ii) $3.9 million due to the timing of our annual managing partner conference, (iii) $2.2 million of increased legal and other professional fees and (iv) $1.7 million of additional compensation primarily for new positions to support growth and initiatives. These increases were partially offset by $6.8 million of lower incentive compensation due to performance against current year objectives.

In the twenty-six weeks ended June 29, 2014 as compared to the six months ended June 30, 2013, General and administrative costs increased primarily due to the following: (i) $9.8 million of costs associated with our Brazilian operations, (ii) $2.7 million additional compensation primarily due to new positions to support growth and initiatives and (iii) $2.3 million of increased legal and other professional fees. These increases were partially offset by $6.3 million of lower incentive compensation due to performance against current year objectives.

During the thirteen weeks ended September 28, 2014, we expect to incur additional general and administrative expenses due to the development of Carrabba’s in Brazil.

Provision for impaired assets and restaurant closings

(in millions):	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	Change	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013	Change
Provision for impaired assets and restaurant closings	$1.0	$0.7	$0.3	$7.1	$2.6	$4.5

Restaurant closing charges of $6.0 million relating the Restaurant Closure Initiative were recognized during the twenty-six weeks ended June 29, 2014. See Note 9 - Fair Value Measurements of the Notes to Consolidated Financial Statements for further information. All other restaurant impairment charges resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, mainly due to declining future cash flows from lower projected sales at existing locations and locations identified for relocation or renovation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income from operations of unconsolidated affiliates

Effective November 1, 2013, we completed the acquisition of a controlling interest in the Brazilian Joint Venture resulting in the consolidation of this entity. Prior to the acquisition, we accounted for the Brazilian Joint Venture under the equity method of accounting and our share of earnings was recorded in Income from operations of unconsolidated affiliates in our Consolidated Statements of Operations and Comprehensive Income. The Brazilian Joint Venture’s results of operations for the thirteen and twenty-six weeks ended June 29, 2014 are reflected in the respective line items in our Consolidated Statements of Operations and Comprehensive Income.

Income from operations

(dollars in millions):	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	Change	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013	Change
Income from operations	$62.4	$67.9		$152.4	$164.7
% of Total revenues	5.6%	6.7%	(1.1)%	6.7%	7.8%	(1.1)%

The decrease in income from operations generated in the thirteen weeks ended June 29, 2014 as compared to the three months ended June 30, 2013 was primarily due to: (i) lower average unit volumes at dinner domestically, (ii) lower average unit volumes at our South Korea restaurants, (iii) higher General and administrative costs and (iv) increased Depreciation and amortization expense as a percentage of revenue.

Income from operations decreased in the twenty-six weeks ended June 29, 2014 as compared to the six months ended June 30, 2013 due to: (i) lower average unit volumes at dinner domestically, (ii) lower average unit volumes at our South Korea restaurants, (iii) higher General and administrative costs, (iv) higher depreciation and amortization as a percentage of revenue and (v) expenses related to the Restaurant Closure Initiative.

Loss on extinguishment and modification of debt

In connection with the refinancing of the Credit Agreement, we recognized loss on extinguishment and modification of debt of $11.1 million for the thirteen and twenty-six weeks ended June 29, 2014. The loss was comprised of the write-off of $5.5 million of deferred financing fees, the write-off of $4.9 million of unamortized debt discount and a prepayment penalty of $0.7 million.

During the second quarter of 2013, we recorded a $14.6 million loss in connection with a repricing amendment to OSI’s senior secured Term loan B facility, which included a prepayment penalty of approximately $9.8 million, $2.4 million of third-party financing costs and a write-off of $1.2 million each for deferred financing fees and unamortized debt discount.

Interest expense, net

(in millions):	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	Change	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013	Change
Interest expense, net	$15.1	$18.0	$(2.9)	$31.7	$38.9	$(7.2)

The decrease in net interest expense in the thirteen weeks ended June 29, 2014 as compared to the three months ended June 30, 2013 was primarily attributable to the refinancing of the senior secured credit facilities in May 2014.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net interest expense in the twenty-six weeks ended June 29, 2014 as compared to the six months ended June 30, 2013 decreased primarily due to the repricing and refinancing of the senior secured credit facilities in April 2013 and May 2014, respectively.

Provision (benefit) for income taxes

	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	Change	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013	Change
Effective income tax rate	24.1%	(117.5)%	NM	24.6%	(27.6)%	NM
________________

NM	Not meaningful.

The net increase in the effective income tax rate in the thirteen and twenty-six weeks ended June 29, 2014 as compared to the same period in the prior year was due to the following: (i) the release of the valuation allowance in the second quarter of 2013, (ii) a change in the blend of taxable income and tax rates across our domestic and international subsidiaries and (iii) the acquisition of limited partnership interests in 2013 and 2014, which resulted in increased income allocations.

The effective income tax rate for the thirteen and twenty-six weeks ended June 29, 2014 was lower than the blended federal and state statutory rate of 39.0% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the foreign tax differential. The effective income tax rate for the three and six months ended June 30, 2013 were lower than the blended federal and state statutory rate of 38.7% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the release of valuation allowance, the elimination of noncontrolling interest and the foreign rate differential, together being such a large percentage of projected annual pretax income.

Non-GAAP Financial Measures

In addition to the results provided in accordance with U.S. GAAP, we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include the following: (i) system-wide sales, (ii) Adjusted restaurant-level operating margins, (iii) Adjusted income from operations and the corresponding margins, (iv) Adjusted net income, (v) Adjusted diluted earnings per share and (vi) Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA.

Although we believe these non-GAAP measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures are not intended to replace accompanying U.S. GAAP financial measures. These metrics are not necessarily comparable to similarly titled measures used by other companies.

System-Wide Sales

System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. Management uses this information to make decisions about future plans for the development of additional restaurants and new concepts, as well as evaluation of current operations.

System-wide sales comprise sales of Company-owned and franchised restaurants and, in historical periods, sales of unconsolidated joint venture restaurants.  Prior to November 1, 2013, sales from the acquired 47 restaurants in Brazil were reported as income from unconsolidated joint ventures. Subsequent to November 1, 2013, the sales of these restaurants are reported as Company-owned.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Following is a summary of sales of Company-owned restaurants:

	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
COMPANY-OWNED RESTAURANT SALES (in millions):
Outback Steakhouse
Domestic	$539	$538	$1,106	$1,110
International	143	69	289	157
Total	682	607	1,395	1,267
Carrabba’s Italian Grill	180	177	367	364
Bonefish Grill	157	141	315	284
Fleming’s Prime Steakhouse and Wine Bar	67	64	140	135
Other	18	19	38	40
Total Company-owned restaurant sales	$1,104	$1,008	$2,255	$2,090

The following table provides a summary of sales of franchised and unconsolidated joint venture restaurants, which are not included in our consolidated financial results, and our income from the royalties and/or service fees that franchisees and affiliates pay us based generally on a percentage of sales. The following table does not represent our sales and is presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant concepts and in determining our royalties and/or service fees.

	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
FRANCHISE AND UNCONSOLIDATED JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$81	$80	$165	$163
International (1)	30	94	59	188
Total	111	174	224	351
Carrabba’s Italian Grill	1	1	2	2
Bonefish Grill	3	4	7	9
Total franchise and unconsolidated joint venture sales (2)	$115	$179	$233	$362
Income from franchise and unconsolidated joint ventures (3) (4)	$5	$12	$10	$23
_____________________

(1)	Unconsolidated joint ventures sales for the three and six months ended June 30, 2013 included sales from the Brazilian Joint Venture.

(2)	Franchise and unconsolidated joint venture sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

(3)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive Income in Other revenues and Income from operations of unconsolidated affiliates, respectively.

(4)
Income from franchise and unconsolidated joint ventures for the three and six months ended June 30, 2013 included our share of earnings from the Brazilian Joint Venture, which was acquired November 1, 2013.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Non-GAAP Financial Measures

The use of other non-GAAP financial measures permits investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies within the restaurant industry by isolating the effects of certain items that vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent. We believe that the disclosure of these non-GAAP measures is useful to investors as they form the basis for how our management team and Board of Directors evaluate our performance, allocate resources and establish employee incentive plans. EBITDA and Adjusted EBITDA are also frequently used by investors, analysts and credit agencies in evaluating and comparing companies. In addition, our debt agreements require compliance of certain ratios that are based on financial measures similar to Adjusted EBITDA.

Restaurant-level operating margin

Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Cost of sales, Labor and other related and Other restaurant operating. Adjusted restaurant-level operating margin is Restaurant-level operating margin adjusted for certain items, as noted below.

The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales on both a U.S. GAAP basis and an adjusted basis, as indicated, for the thirteen and twenty-six weeks ended June 29, 2014 and the three and six months ended June 30, 2013:

	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	TWENTY-SIX WEEKS ENDED JUNE 29, 2014		SIX MONTHS ENDED JUNE 30, 2013
	U.S. GAAP AND ADJUSTED (1)	U.S. GAAP AND ADJUSTED (1)	U.S. GAAP	ADJUSTED (2)	U.S. GAAP AND ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.5%	32.3%	32.5%	32.5%	32.3%
Labor and other related	27.4%	28.2%	27.2%	27.2%	27.9%
Other restaurant operating	24.0%	23.6%	23.1%	23.2%	22.5%

Restaurant-level operating margin	16.1%	16.0%	17.2%	17.1%	17.2%
_________________

(1)	No adjustments impacted Restaurant-level operating margins during the thirteen weeks ended June 29, 2014 and three and six months ended June 30, 2013.

(2)
Adjusted restaurant-level operating margins include the adjustment for the deferred rent liability write-off associated with the fourth quarter of 2013 decision to close 22 underperforming locations. The write-off of the deferred rent liability was recorded in Other restaurant operating during the twenty-six weeks ended June 29, 2014.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

The following table reconciles Adjusted income from operations and the corresponding margins, Adjusted net income and Adjusted diluted earnings per share to their respective most comparable U.S. GAAP measures for the thirteen and twenty-six weeks ended June 29, 2014 and the three and six months ended June 30, 2013 (in thousands, except per share amounts):

	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
Income from operations	$62,391	$67,886	$152,417	$164,746
Operating income margin	5.6%	6.7%	6.7%	7.8%
Adjustments:
Transaction-related expenses (1)	—	704	1,118	704
Restaurant closing costs (2)	—	—	4,929	—
Purchased intangibles amortization (3)	1,532	—	2,990	—
Adjusted income from operations	$63,923	$68,590	$161,454	$165,450
Adjusted operating income margin	5.8%	6.7%	7.1%	7.8%

Net income attributable to Bloomin’ Brands	$26,391	$74,868	$80,124	$138,091
Adjustments:
Transaction-related expenses (1)	—	704	1,118	704
Restaurant closing costs (2)	—	—	4,929	—
Purchased intangibles amortization (3)	1,532	—	2,990	—
Loss on extinguishment and modification of debt (4)	11,092	14,586	11,092	14,586
Total adjustments, before income taxes	12,624	15,290	20,129	15,290
Adjustment to provision (benefit) for income taxes (5)	(4,847)	(58,370)	(7,542)	(58,370)
Net adjustments	7,777	(43,080)	12,587	(43,080)
Adjusted net income	$34,168	$31,788	$92,711	$95,011

Diluted earnings per share	$0.21	$0.58	$0.63	$1.08
Adjusted diluted earnings per share	$0.27	$0.25	$0.72	$0.74

Diluted weighted average common shares outstanding	128,378	128,338	128,115	127,599
_________________

(1)	Relates primarily to costs incurred with the secondary offering of our common stock in March 2014 and May 2013, respectively.

(2)	Represents expenses associated with the fourth quarter of 2013 decision to close 22 underperforming locations.

(3)	Represents non-cash intangible amortization recorded as a result of the acquisition of our Brazilian operations.

(4)	Relates to the refinancing in May 2014 and the repricing in April 2013 of our Senior Secured Credit Facility.

(5)
Includes the release of the U.S. valuation allowance for the three and six months ended June 30, 2013. Income tax effect of adjustments for the thirteen and twenty-six weeks ended June 29, 2014 was calculated based on the statutory rate applicable to jurisdictions in which the above non-GAAP adjustments relate. For the three and six months ended June 30, 2013, we utilized a normalized annual effective tax rate of 22%.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA (EBITDA adjusted for certain significant items, as noted below) are supplemental measures of operating performance. The following table reconciles Net income attributable to Bloomin’ Brands to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended June 29, 2014 and the three and six months ended June 30, 2013 (in thousands):

	THIRTEEN WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
Net income attributable to Bloomin’ Brands	$26,391	$74,868	$80,124	$138,091
Provision (benefit) for income taxes	8,785	(41,312)	26,949	(30,605)
Interest expense, net	15,109	18,015	31,707	38,895
Depreciation and amortization	48,627	40,889	94,792	81,085
EBITDA	98,912	92,460	233,572	227,466
Impairments and disposals (1)	979	605	1,378	1,481
Transaction-related expenses (2)	—	704	1,118	704
Stock-based compensation expense	4,264	3,018	7,839	7,447
Other losses (gains) (3)	326	(34)	(986)	548
Restaurant closing costs (4)	—	—	4,929	—
Loss on extinguishment and modification of debt (5)	11,092	14,586	11,092	14,586
Adjusted EBITDA	$115,573	$111,339	$258,942	$252,232
_________________

(1)	Represents non-cash impairment charges for fixed assets and intangible assets and net gains or losses on the disposal of fixed assets.

(2)	Relates primarily to costs incurred with the secondary offering of our common stock in March 2014 and May 2013, respectively.

(3)
Represents expenses incurred as a result of net (losses) gains on partner deferred compensation participant investment accounts, foreign currency loss (gain) and the loss (gain) on the cash surrender value of executive life insurance.

(4)	Represents expenses associated with the fourth quarter of 2013 decision to close 22 underperforming locations.

(5)	Relates to the refinancing in May 2014 and the repricing in April 2013 of our Senior Secured Credit Facility.

Liquidity and Capital Resources

TRANSACTIONS

Effective January 1, 2014, we purchased the remaining partnership interests in certain of our limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 37 Bonefish Grill restaurants for an aggregate purchase price of $17.2 million. Effective March 1, 2014, we acquired two Bonefish Gill restaurants from a franchisee for a purchase price of approximately $3.2 million, including customary escrow amounts. See Note 2 - Acquisitions of the Notes to Consolidated Financial Statements for further information.

We completed a refinancing of our senior secured credit facilities and entered into the Amended Credit Agreement on May 16, 2014. See Note 7 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information.

To facilitate development opportunities outside the U.S., we amended our royalty agreement with the founders of Carrabba’s effective June 1, 2014. See Note 6 - Goodwill and Intangible Assets, Net of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY

Our liquidity sources consist of cash flow from our operations, cash and cash equivalents and credit capacity under our credit facilities. We expect to use cash primarily for principal and interest payments on our debt, prepayment requirements under our credit facilities, obligations related to our deferred compensation plans, the development of new restaurants and new markets, remodeling or relocating older restaurants, investments in technology, acquisitions of franchisees and general operating expenses.

We believe that our expected liquidity sources are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Cash and Cash Equivalents - At June 29, 2014 and December 31, 2013, we had $155.8 million and $209.9 million, respectively, in cash and cash equivalents, of which $107.5 million at both periods was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. We consider the undistributed earnings related to our foreign affiliates at June 29, 2014 to be permanently reinvested and are expected to continue to be permanently reinvested. Accordingly, no provision for United States income and additional foreign taxes has been recorded on aggregate undistributed earnings of $158.4 million at June 29, 2014. If we identify an exception to our general reinvestment policy of undistributed earnings, additional tax liabilities will be recorded. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

Capital Expenditures - We estimate that our capital expenditures will total between approximately $250.0 million and $270.0 million in 2014. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout 2014.

Credit Facilities - Our Credit Facilities consist of the Senior Secured Credit Facility and the CMBS Loan. See Note 7 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information. Following is a summary of principal payments and debt issuance from December 31, 2012 to June 29, 2014 (in thousands):

	SENIOR SECURED CREDIT FACILITY			2012 CMBS LOAN
	TERM LOAN A	TERM LOAN B	REVOLVING FACILITY	FIRST MORTGAGE LOAN	FIRST MEZZANINE LOAN	SECOND MEZZANINE LOAN	TOTAL CREDIT FACILITIES
Balance at December 31, 2012	$—	$1,000,000	$—	$319,574	$87,048	$87,273	$1,493,895
2013 payments	—	(65,000)	—	(7,930)	(917)	(569)	(74,416)
Balance at December 31, 2013	—	935,000	—	311,644	86,131	86,704	1,419,479
2014 new debt issued (1) (2)	300,000	—	400,000	—	—	—	700,000
2014 payments (1)	—	(710,000)	—	(4,085)	(501)	(323)	(714,909)
Balance at June 29, 2014	$300,000	$225,000	$400,000	$307,559	$85,630	$86,381	$1,404,570
________________

(1)	$700.0 million relates to the refinancing of our Senior Secured Credit Facility, which did not increase total indebtedness.

(2)	Term Loan A was issued with a discount of $2.9 million.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We have paid down $89.3 million of outstanding debt related to our credit facilities since December 31, 2012. We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities at June 29, 2014 (in thousands, except interest rate):

				OUTSTANDING
	INTEREST RATE JUNE 29, 2014	ORIGINAL FACILITY	PRINCIPAL MATURITY DATE	JUNE 29, 2014	DECEMBER 31, 2013
Term loan A, net of discount of $2.9 million	2.12%	$300,000	May 2019	$300,000	$—
Term loan B, net of discount of $10.0 million	3.50%	225,000	October 2019	225,000	935,000
Revolving credit facility	2.12%	600,000	May 2019	400,000	—
Total Senior Secured Credit Facility		1,125,000		925,000	935,000
First mortgage loan (1)	4.05%	324,800	April 2017	307,559	311,644
First mezzanine loan	9.00%	87,600	April 2017	85,630	86,131
Second mezzanine loan	11.25%	87,600	April 2017	86,381	86,704
Total 2012 CMBS loan		500,000		479,570	484,479
Total credit facilities		$1,625,000		$1,404,570	$1,419,479
________________

(1)	Represents the weighted-average interest rate for the respective period.

At June 29, 2014, we had $170.4 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $29.6 million.

The Amended Credit Agreement contains mandatory prepayment requirements for Term loan A and Term loan B. Beginning with the fiscal year ended December 28, 2014, we are required to prepay outstanding amounts under our term loans with 50% of our annual excess cash flow, as defined in the Amended Credit Agreement. The amount of outstanding term loans required to be prepaid may vary based on our leverage ratio and year-end results. Other than the required minimum amortization premiums of $11.3 million, we do not anticipate any other payments will be required through June 28, 2015.

The 2012 CMBS Loan requires annual amortization payments ranging from approximately $9.9 million to $10.9 million, payable in scheduled monthly installments through March 2017, with the remaining balance due upon maturity in April 2017.

Our Amended Credit Agreement and 2012 CMBS Loan contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 7 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information.

At June 29, 2014 and December 31, 2013, we were in compliance with these debt covenants.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	SIX MONTHS ENDED JUNE 30, 2013
Net cash provided by operating activities	$97,246	$94,720
Net cash used in investing activities	(101,169)	(93,104)
Net cash used in financing activities	(52,676)	(35,700)
Effect of exchange rate changes on cash and cash equivalents	2,571	(5,165)
Net decrease in cash and cash equivalents	$(54,028)	$(39,249)

Operating activities - Net cash provided by operating activities increased during twenty-six weeks ended June 29, 2014 as compared to the six months ended June 30, 2013 primarily due to a change in the amount and timing of certain accrual payments and lower cash interest payments.  These increases were partially offset by higher income tax payments and the timing of payments on accounts payable.

Investing activities

	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013
(in thousands):
Capital expenditures	$(97,619)	$(97,150)
Acquisition of business, net of cash acquired	(3,063)	—
Purchases of life insurance policies	(1,040)	(759)
Net change in restricted cash, net	(636)	807
Proceeds from sale of life insurance policies	627	1,059
Proceeds from disposal of property, fixtures and equipment	562	2,939
Net cash used in investing activities	$(101,169)	$(93,104)

Net cash used in investing activities for the twenty-six weeks ended June 29, 2014 consisted primarily of capital expenditures and net cash paid to acquire certain franchise restaurants. Net cash used in investing activities for the six months ended June 30, 2013 consisted primarily of capital expenditures partially offset by proceeds from the disposal of property, fixtures and equipment.

Financing activities

	TWENTY-SIX WEEKS ENDED JUNE 29, 2014	THREE MONTHS ENDED JUNE 30, 2013
(in thousands):
Repayments of debt	$(733,090)	$(33,859)
Purchase of limited partnership interests	(17,211)	—
Repayments of partner deposits and accrued partner obligations	(13,909)	(12,477)
Financing fees	(4,492)	(12,519)
Distributions to noncontrolling interests	(2,470)	(4,526)
Proceeds from borrowings	712,088	—
Proceeds from exercise of stock options, net of shares withheld for employee taxes	5,313	21,852
Excess tax benefits from stock-based compensation	1,095	—
Repayments of notes receivable due from stockholders	—	5,829
Net cash used in financing activities	$(52,676)	$(35,700)

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net cash used in financing activities for the twenty-six weeks ended June 29, 2014 was primarily attributable to the following: (i) repayments of the Term loan B due to the Senior Secured Credit Facility refinancing in May 2014 and voluntary prepayments, (ii) the purchase of outstanding limited partnership interests in certain restaurants, (iii) repayments of partner deposits and accrued partner obligations and (iv) financing fees related to the Senior Secured Credit Facility refinancing.  Net cash used in financing activities was partially offset by proceeds from the refinancing of the Senior Secured Credit Facility and proceeds from stock based compensation plans, net of shares withheld for employee taxes.

Net cash used in financing activities for the six months ended June 30, 2013 was primarily attributable to the following: (i) repayments of long-term debt, (ii) repayments of partner deposits and accrued partner obligations, (iii) payments of financing fees for the amended Term loan B repricing transaction completed in April 2013 and (iv) distributions to noncontrolling interests. Net cash used in financing activities was partially offset by the receipt of proceeds from stock based compensation plans, net of shares withheld for employee taxes and repayments of notes receivable due from stockholders.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (in thousands):

	JUNE 29,	DECEMBER 31,
	2014	2013
Current assets	$427,914	$484,031
Current liabilities	660,178	744,502
Working capital (deficit)	$(232,264)	$(260,471)

Current assets decreased primarily due to a $54.0 million decrease in Cash and cash equivalents and a $15.3 million decrease in Inventories primarily due to the utilization of inventory on hand. Current liabilities decreased primarily due to a $110.1 million decrease in Unearned revenue as a result of the seasonal pattern of gift card and promotional sales and redemptions. These decreases were partially offset by an increase in Accounts payable of $23.7 million primarily due to timing of payments and an increase in the Current portion of long-term debt of $8.8 million due to the refinancing of the Senior Secured Credit Facility in May 2014.

Working capital (deficit) included Unearned revenue from unredeemed gift cards of $249.3 million and $359.4 million at June 29, 2014 and December 31, 2013, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for the year ended December 31, 2013, we disclosed that we had $3.4 billion in total contractual obligations. At June 29, 2014, other than the timing of long-term debt payments, there are no material changes outside of the ordinary course of business to our total contractual obligations. Timing of long-term debt payments changed as a result of the May 2014 refinancing of our Senior Secured Credit Facility.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	PAYMENTS DUE BY PERIOD AS OF JUNE 29, 2014
		LESS THAN	1-3	3-5	MORE THAN
(in thousands):	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Contractual Obligations
Long-term debt (including current portion)	$1,411,543	$23,968	$512,674	$647,526	$227,375

Deferred Compensation Programs

Managing and chef partners that are eligible to participate in our deferred compensation programs receive commitments for cash contributions, which are our unsecured obligations. We use current and historical restaurant performance information to estimate the deferred obligations to managing and chef partners. The deferred compensation obligation due managing and chef partners was $148.6 million and $148.3 million at June 29, 2014 and December 31, 2013, respectively.

We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors. At June 29, 2014 and December 31, 2013, the rabbi trust was $73.3 million and $71.8 million, respectively. The unfunded obligation for managing and chef partners’ deferred compensation is $75.3 million at June 29, 2014.

We use capital to fund the deferred compensation plans and currently expect cash funding of $29.0 million to $33.0 million through June 28, 2015. Actual funding of the deferred compensation obligations and future funding requirements may vary significantly depending on the actual performance compared to targets, timing of deferred payments of partner contracts, forfeiture rates, number of partner participants, growth of partner investments and our funding strategy. Actual funding may differ materially from estimates.

DIVIDENDS

We did not declare or pay any dividends on our common stock during 2013 or during the twenty-six weeks ended June 29, 2014. Our Board of Directors does not intend to pay regular dividends on our common stock. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in the Credit Facilities and other considerations, determine to pay dividends in the future.

Our ability to pay dividends is dependent on our ability to obtain funds from our subsidiaries. Payment of dividends by our subsidiaries to Bloomin’ Brands is restricted under the Credit Facilities to dividends for the purpose of paying Bloomin’ Brands’ franchise and income taxes and ordinary course operating expenses; dividends for certain other limited purposes; and other dividends subject to an aggregate cap over the term of the agreement.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards, see Note 13, Recently Issued Financial Accounting Standards, of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

BLOOMIN’ BRANDS, INC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.  We have not experienced a material change in market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices since December 31, 2013.  See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2013 Form 10-K for further information about market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of June 29, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent thirteen weeks ended June 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 12, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the second quarter of 2014 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended June 29, 2014:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
March 31, 2014 through April 27, 2014	14,242	$22.43	*	*
April 28, 2014 through May 25, 2014	—	—	*	*
May 26, 2014 through June 29, 2014	—	—	*	*
Total	14,242		*	*
____________________

*	These amounts are not applicable as we do not have a share repurchase program in effect.

(1)	Common stock purchased during the thirteen weeks ended June 29, 2014 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock awards.

BLOOMIN’ BRANDS, INC.

Item 6.  Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1	Termination of Registration Rights Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.1

10.2	Termination of Stockholders Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.2

10.3	Registration Rights Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.3

10.4	Stockholders Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.4

10.5
Third Amendment to Credit Agreement dated as of May 16, 2014 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Subsidiary Guarantors, Deutsche Bank Trust Company Americas, as administrative agent, collateral agent, L/C issuer, swing line lender and assigning Lender, Deutsche Bang AG New York Branch, as assignee and Wells Fargo Bank, National Association, as successor administrative agent
Filed herewith

10.6
Third Amendment to Royalty Agreement made and entered into effective June 1, 2014, by and among Carrabba’s Italian Grill, LLC, OSI Restaurant Partners, LLC, Mangia Beve, Inc., Mangia Beve II, Inc., Original, Inc., Voss, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr.
Filed herewith

10.7	Amendment, dated July 16, 2014, to the Officer Employment Agreement, made and entered into effective May 7, 2012, by and among David Deno and OSI Restaurant Partners, LLC	Filed herewith

10.8
Amendment, dated July 30, 2014, to the Officer Employment Agreement made and entered into August 16, 2010 and effective for all purposes as of August 16, 2010 by and among David A. Pace and OSI Restaurant Partners, LLC
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

Date:	August 5, 2014	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)

[Remainder of page intentionally left blank]