Form 10-Q
period 2014-09-28
Bloomin' Brands, Inc.
filed 2014-11-04
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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

As of October 30, 2014, 125,649,008 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 28, 2014
(Unaudited)

	PART I — FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements	3

	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets — September 28, 2014 and December 31, 2013	3

	Consolidated Statements of Operations and Comprehensive (Loss) Income — For the Thirteen and Thirty-Nine Weeks Ended September 28, 2014 and the Three and Nine Months Ended September 30, 2013	5

	Consolidated Statements of Changes in Stockholders’ Equity — For the Thirty-Nine Weeks Ended September 28, 2014 and the Nine Months Ended September 30, 2013	6

	Consolidated Statements of Cash Flows — For the Thirty-Nine Weeks Ended September 28, 2014 and the Nine Months Ended September 30, 2013	8

	Notes to Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	56

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 5.	Other Information	58

Item 6.	Exhibits	59

	Signature	60

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 28,	DECEMBER 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$144,671	$209,871
Current portion of restricted cash and cash equivalents	4,542	3,364
Inventories	64,748	80,613
Deferred income tax assets	70,137	70,802
Assets held for sale	26,713	1,034
Other current assets, net	140,648	117,712
Total current assets	451,459	483,396
Restricted cash	26,265	25,055
Property, fixtures and equipment, net	1,640,198	1,633,263
Goodwill	359,167	352,118
Intangible assets, net	600,132	617,133
Deferred income tax assets	3,341	2,392
Other assets, net	153,750	165,119
Total assets	$3,234,312	$3,278,476

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 28,	DECEMBER 31,
	2014	2013
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$200,268	$164,619
Accrued and other current liabilities	206,242	197,114
Current portion of partner deposits and accrued partner obligations	10,670	12,548
Unearned revenue	226,914	359,443
Current portion of long-term debt	40,751	13,546
Total current liabilities	684,845	747,270
Partner deposits and accrued partner obligations	71,347	78,116
Deferred rent	118,299	105,963
Deferred income tax liabilities	142,548	150,051
Long-term debt, net	1,372,341	1,405,597
Other long-term liabilities, net	250,495	286,786
Total liabilities	2,639,875	2,773,783
Commitments and contingencies (Note 15)
Mezzanine Equity
Redeemable noncontrolling interests	24,525	21,984
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding at September 28, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 125,629,011 and 124,784,124 shares issued and outstanding at September 28, 2014 and December 31, 2013, respectively	1,256	1,248
Additional paid-in capital	1,076,847	1,068,705
Accumulated deficit	(497,342)	(565,154)
Accumulated other comprehensive loss	(15,935)	(26,418)
Total Bloomin’ Brands stockholders’ equity	564,826	478,381
Noncontrolling interests	5,086	4,328
Total stockholders’ equity	569,912	482,709
Total liabilities, mezzanine equity and stockholders’ equity	$3,234,312	$3,278,476

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Revenues
Restaurant sales	$1,059,217	$957,507	$3,314,179	$3,047,854
Other revenues	6,237	10,062	20,046	30,821
Total revenues	1,065,454	967,569	3,334,225	3,078,675
Costs and expenses
Cost of sales	348,315	317,589	1,080,785	993,031
Labor and other related	295,532	274,125	909,422	858,020
Other restaurant operating	269,480	246,240	791,277	717,489
Depreciation and amortization	48,750	40,135	143,542	121,220
General and administrative	75,417	61,822	221,733	199,407
Provision for impaired assets and restaurant closings	29,081	121	36,170	2,706
Income from operations of unconsolidated affiliates	—	(1,973)	—	(7,454)
Total costs and expenses	1,066,575	938,059	3,182,929	2,884,419
(Loss) income from operations	(1,121)	29,510	151,296	194,256
Loss on extinguishment and modification of debt	—	—	(11,092)	(14,586)
Other income (expense), net	18	223	171	(127)
Interest expense, net	(13,837)	(17,690)	(45,544)	(56,585)
(Loss) income before (benefit) provision for income taxes	(14,940)	12,043	94,831	122,958
(Benefit) provision for income taxes	(4,110)	(91)	22,839	(30,696)
Net (loss) income	(10,830)	12,134	71,992	153,654
Less: net income attributable to noncontrolling interests	613	840	3,311	4,269
Net (loss) income attributable to Bloomin’ Brands	$(11,443)	$11,294	$68,681	$149,385

Net (loss) income	$(10,830)	$12,134	$71,992	$153,654
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,754)	10,697	10,969	(1,979)
Unrealized losses on derivatives, net of tax	(486)	—	(486)	—
Comprehensive (loss) income	(14,070)	22,831	82,475	151,675
Less: comprehensive income attributable to noncontrolling interests	613	840	3,311	4,269
Comprehensive (loss) income attributable to Bloomin’ Brands	$(14,683)	$21,991	$79,164	$147,406

(Loss) earnings per share:
Basic	$(0.09)	$0.09	$0.55	$1.22
Diluted	$(0.09)	$0.09	$0.54	$1.16
Weighted average common shares outstanding:
Basic	125,289	123,747	125,023	122,624
Diluted	125,289	129,439	128,148	128,464

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2013	124,784	$1,248	$1,068,705	$(565,154)	$(26,418)	$4,328	$482,709
Net income	—	—	—	68,681	—	2,853	71,534
Other comprehensive income, net of tax	—	—	—	—	10,483	—	10,483
Stock-based compensation	—	—	12,987	—	—	—	12,987
Excess tax benefit on stock-based compensation	—	—	1,067	—	—	—	1,067
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	845	8	6,643	(869)	—	—	5,782
Purchase of limited partnership interests, net of tax of $6,519	—	—	(11,928)	—	—	1,236	(10,692)
Transfer to redeemable noncontrolling interest	—	—	(627)	—	—	—	(627)
Distributions to noncontrolling interests	—	—	—	—	—	(3,331)	(3,331)
Balance, September 28, 2014	125,629	$1,256	$1,076,847	$(497,342)	$(15,935)	$5,086	$569,912

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2012	121,148	$1,211	$1,000,963	$(773,085)	$(14,801)	$5,917	$220,205
Net income	—	—	—	149,385	—	4,269	153,654
Other comprehensive income, net of tax	—	—	—	—	(1,979)	—	(1,979)
Release of valuation allowance related to purchases of limited partnerships and joint venture interests	—	—	15,669	—	—	—	15,669
Stock-based compensation	—		10,841	—	—	—	10,841
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	3,139	32	24,631	(370)	—	—	24,293
Repayments of notes receivable due from stockholders	—	—	5,829	—	—	—	5,829
Distributions to noncontrolling interests	—	—	—	—	—	(5,799)	(5,799)
Balance, September 30, 2013	124,287	$1,243	$1,057,933	$(624,070)	$(16,780)	$4,387	$422,713

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Cash flows provided by operating activities:
Net income	$71,992	$153,654
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	143,542	121,220
Amortization of deferred financing fees	2,378	2,673
Amortization of capitalized gift card sales commissions	20,144	17,209
Provision for impaired assets and restaurant closings	36,170	2,706
Accretion on debt discounts	1,589	1,837
Stock-based and other non-cash compensation expense	14,546	16,584
Income from operations of unconsolidated affiliates	—	(7,454)
Deferred income tax benefit	(1,687)	(56,146)
Loss on disposal of property, fixtures and equipment	1,548	321
Gain on life insurance and restricted cash investments	(1,305)	(3,464)
Loss on extinguishment and modification of debt	11,092	14,586
Recognition of deferred gain on sale-leaseback transaction	(1,605)	(1,600)
Excess tax benefits from stock-based compensation	(1,067)	—
Change in assets and liabilities:
Decrease in inventories	14,707	7,370
Increase in other current assets	(34,489)	(15,881)
Decrease (increase) in other assets	6,141	(3,083)
Decrease in accounts payable and accrued and other current liabilities	(2,059)	(13,450)
Increase in deferred rent	14,969	17,708
Decrease in unearned revenue	(134,545)	(127,330)
Decrease in other long-term liabilities	(2,513)	(787)
Net cash provided by operating activities	159,548	126,673
Cash flows used in investing activities:
Purchases of life insurance policies	(1,682)	(760)
Proceeds from sale of life insurance policies	627	1,071
Proceeds from disposal of property, fixtures and equipment	4,070	3,561
Acquisition of business, net of cash acquired	(3,063)	—
Capital expenditures	(174,432)	(166,154)
Decrease in restricted cash	19,612	19,280
Increase in restricted cash	(21,150)	(18,470)
Net cash used in investing activities	$(176,018)	$(161,472)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Cash flows used in financing activities:
Proceeds from issuance of senior secured Term loan A	$297,088	$—
Extinguishment and modification of senior secured term loan	(700,000)	—
Repayments of long-term debt	(25,159)	(37,401)
Proceeds from borrowings on revolving credit facilities	474,500	—
Repayments of borrowings on revolving credit facilities	(59,500)	—
Financing fees	(4,492)	(12,519)
Proceeds from the exercise of stock options	7,042	24,681
Distributions to noncontrolling interests	(3,331)	(5,799)
Purchase of limited partnership interests	(17,211)	—
Repayments of partner deposits and accrued partner obligations	(17,603)	(17,426)
Repayments of notes receivable due from stockholders	—	5,829
Repurchase of common stock	(869)	(370)
Excess tax benefits from stock-based compensation	1,067	—
Tax withholding on performance-based share units	(400)	—
Net cash used in financing activities	(48,868)	(43,005)
Effect of exchange rate changes on cash and cash equivalents	138	(228)
Net decrease in cash and cash equivalents	(65,200)	(78,032)
Cash and cash equivalents at the beginning of the period	209,871	261,690
Cash and cash equivalents at the end of the period	$144,671	$183,658
Supplemental disclosures of cash flow information:
Cash paid for interest	$43,369	$54,416
Cash paid for income taxes, net of refunds	43,193	17,861
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$503	$1,051
Acquisition of property, fixtures and equipment through accounts payable or capital lease liabilities	11,174	13,187
Contribution receivable from noncontrolling interest	1,456	—
Deferred tax effect of purchase of noncontrolling interests	6,519	—
Release of valuation allowance through additional paid-in capital related to purchases of limited partnerships and joint venture interests	—	15,669

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

Change in Fiscal Year End - On January 3, 2014, the Board of Directors approved a change in the Company’s fiscal year end from a calendar year ending on December 31 to a 52-53 week year ending on the last Sunday in December, effective beginning with fiscal year 2014. The Company believes the change in fiscal year provides numerous benefits, including aligning the Company’s reporting periods to be more consistent with peer restaurant companies and improving comparability between periods by removing the effect of trading day on Restaurant sales and operating margins. The Company will continue reporting its Brazil operations on a calendar-based one-month lag. All other international operations will be reported on a 52-53 week reporting period contemporaneously with the domestic operations.

The Company made the fiscal year change on a prospective basis and has not adjusted operating results for prior periods. The change impacts the prior year comparability of the Company’s fiscal quarters in 2014 and will result in shifts in the quarterly periods, which will have an impact on quarterly financial results. The thirteen weeks ended September 28, 2014 included one less operating day than the comparable prior year period and the Company estimates that the associated impact was a reduction of approximately $6.9 million and $1.4 million of Restaurant sales and Net (loss) income attributable to Bloomin’ Brands, respectively. The thirty-nine weeks ended September 28, 2014, included two less operating days than the comparable prior year period and the Company estimates that the associated impact was a reduction of approximately $14.4 million and $2.9 million of Restaurant sales and Net (loss) income attributable to Bloomin’ Brands, respectively.

Reclassifications - The Company has reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the thirteen and thirty-nine weeks ended September 28, 2014. These reclassifications had no effect on previously reported net income.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

2.     Acquisitions

Acquisition of Controlling Interest in the Company’s Brazil Operations - Prior to November 1, 2013, the Company held a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”) through a joint venture arrangement with PGS Participações Ltda, which operated Outback Steakhouse restaurants in Brazil.  Effective November 1, 2013, the Company completed the acquisition of a controlling interest in the Brazilian Joint Venture, resulting in the consolidation of this entity.

The Company accounted for the Brazilian Joint Venture acquisition as a business combination in the fourth quarter of 2013. The following table summarizes the measurement period adjustments made to amounts initially recorded. The measurement period adjustments did not have a significant impact to the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income or Consolidated Statements of Cash Flows.

(in thousands)	AMOUNTS PREVIOUSLY RECORDED AT NOVEMBER 1, 2013	MEASUREMENT PERIOD ADJUSTMENTS	ADJUSTED ACQUISITION DATE AMOUNTS
Other current assets, net	$14,984	$(676)	$14,308
Property, fixtures and equipment	$81,038	$(923)	$80,115
Goodwill	$135,701	$6,241	$141,942
Other assets, net	$4,535	$(64)	$4,471
Accrued and other current liabilities	$(17,486)	$(2,946)	$(20,432)
Deferred income taxes	$(26,881)	$565	$(26,316)
Other long-term liabilities, net	$(11,390)	$(2,197)	$(13,587)

Prior to the acquisition, the Company accounted for the Brazilian Joint Venture under the equity method of accounting. The Company’s share of earnings of $2.0 million and $7.5 million for the three and nine months ended September 30, 2013, respectively, was recorded in Income from operations of unconsolidated affiliates in the Company’s Consolidated Statement of Operations and Comprehensive Income. The Brazilian Joint Venture’s results of operations for the thirteen and thirty-nine weeks ended September 28, 2014 are reflected in the respective line items in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.

Acquisition of Limited Partnership Interests - Effective January 1, 2014, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 37 Bonefish Grill restaurants for an aggregate purchase price of $17.2 million. These transactions resulted in a reduction of approximately $11.9 million in Additional paid-in capital in the Company’s Consolidated Balance Sheet at September 28, 2014.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table sets forth the effect of these transactions on stockholders’ equity attributable to Bloomin’ Brands (in thousands):

	NET INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS AND TRANSFERS TO NONCONTROLLING INTERESTS

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Net (loss) income attributable to Bloomin’ Brands	$(11,443)	$11,294	$68,681	$149,385
Transfers to noncontrolling interests:
Net decrease in Bloomin’ Brands additional paid-in capital for purchase of limited partnership interests	—	—	(11,928)	—
Change from net (loss) income attributable to Bloomin’ Brands and transfers to noncontrolling interests	$(11,443)	$11,294	$56,753	$149,385

Acquisition of Franchised Restaurants - Effective March 1, 2014, the Company acquired two Bonefish Grill restaurants from a franchisee for a purchase price of approximately $3.2 million, including customary escrow amounts. The Consolidated Statement of Operations and Comprehensive (Loss) Income includes the results of operations for these restaurants from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact was not material to reported results.

The Company allocated the purchase price to the assets acquired less the liabilities assumed based on their estimated fair value on the date of acquisition with the remaining $2.5 million of the purchase price allocated to goodwill. All goodwill recognized is expected to be deductible for tax purposes.

3.     Impairments and Disposals

The components of Provision for impaired assets and restaurant closings are as follows (in thousands):

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Impairment losses	$28,734	$—	$29,216	$1,006
Restaurant closure expenses	347	121	6,954	1,700
Provision for impaired assets and restaurant closings	$29,081	$121	$36,170	$2,706

Restaurant Closure Initiatives - In the fourth quarter of 2013, the Company completed an assessment of its domestic restaurant base and decided to close 22 underperforming domestic locations (the “Domestic Restaurant Closure Initiative”). Approximately $4.9 million of pre-tax restaurant closing charges were incurred during the thirty-nine weeks ended September 28, 2014, in connection with the Domestic Restaurant Closure Initiative.

The Company decided to close 36 underperforming international locations, primarily in South Korea (the “International Restaurant Closure Initiative”). The Company expects to substantially complete these international restaurant closings during the fourth quarter of 2014 and the first quarter of 2015. In connection with the International Restaurant Closure Initiative, the Company incurred pre-tax asset impairments of approximately $11.6 million during the thirteen and thirty-nine weeks ended September 28, 2014.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The Company expects to incur additional charges of approximately $19.0 million to $29.0 million, including costs associated with lease obligations, employee terminations and other closure related obligations, primarily through the first quarter of 2015. Following is a summary of estimated pre-tax expense by type:

	ESTIMATED EXPENSE (IN MILLIONS) (1)
Lease related liabilities, net of subleases	$12.0	to	$20.0
Employee severance	$6.0	to	$7.0
Other obligations	$1.0	to	$2.0
________________

(1)	Total future cash expenditures of $19.0 million to $29.0 million, primarily related to lease liabilities, are expected to occur through February 2024.

Following is a summary of restaurant closure initiative expenses recognized in the Consolidated Statement of Operations and Comprehensive (Loss) Income during the thirteen and thirty-nine weeks ended September 28, 2014 (in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014
Impairment losses	Provision for impaired assets and restaurant closings	$11,573	$11,573
Restaurant closure expenses	Provision for impaired assets and restaurant closings	—	5,972
Severance and other liabilities	General and administrative	—	1,035
Deferred rent liability write-off	Other restaurant operating	—	(2,078)
		$11,573	$16,502

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Roy’s - In September 2014, the Company reclassified the assets and liabilities of Roy’s to held for sale as it plans to exit the Roy’s business within a one-year period. Liabilities held for sale are included with Accrued and other current liabilities in the Consolidated Balance Sheet.

Following are the assets and liabilities of Roy’s held for sale at September 28, 2014 (in thousands):

SEPTEMBER 28, 2014
Assets
Current assets	$2,777
Property, fixtures and equipment, net	16,078
Intangible assets, net	5,820
Other non-current assets	638
Total assets (1)	$25,313
Liabilities
Current liabilities	$3,069
Non-current liabilities	3,097
Total liabilities	$6,166
________________

(1)
In connection with the decision to sell Roy’s, the Company recorded pre-tax impairment charges of $6.0 million for Assets held for sale during the thirteen and thirty-nine weeks ended September 28, 2014. This impairment charge is recorded in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive (Loss) Income and reduces the amount of Assets held for sale.

Following are components of Roy’s included in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the following periods (in thousands):

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Restaurant sales	$15,717	$17,020	$52,117	$56,294
Loss before (benefit) provision for income taxes (1)	$(6,962)	$(857)	$(6,393)	$(110)
________________

(1)	Includes impairment charges of $6.0 million for Assets held for sale during the thirteen and thirty-nine weeks ended September 28, 2014.

Other Disposals - During the third quarter of 2014, the Company decided to sell both of its corporate airplanes. In connection with this decision, the Company recognized pre-tax asset impairment charges of $10.6 million for the thirteen and thirty-nine weeks ended September 28, 2014. The Company anticipates the final sale and disposal of the airplanes will be completed within a one-year period and has recorded the remaining $5.5 million fair value for the airplanes to Assets held for sale. Impairment charges are recorded in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

4.         (Loss) Earnings Per Share

The computation of basic and diluted (loss) earnings per share is as follows (in thousands, except per share amounts):

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Net (loss) income attributable to Bloomin’ Brands	$(11,443)	$11,294	$68,681	$149,385

Basic weighted average common shares outstanding	125,289	123,747	125,023	122,624

Effect of diluted securities:
Stock options	—	5,500	3,055	5,303
Nonvested restricted stock and restricted stock units	—	192	70	537
Diluted weighted average common shares outstanding	125,289	129,439	128,148	128,464

Basic (loss) earnings per share	$(0.09)	$0.09	$0.55	$1.22
Diluted (loss) earnings per share	$(0.09)	$0.09	$0.54	$1.16

Potential common shares are excluded from the computation of diluted (loss) earnings per share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. Following are the weighted-average potential common shares excluded from diluted (loss) earnings per share as their effect is anti-dilutive (in thousands):

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Stock options	5,519	1,328	3,385	1,557
Nonvested restricted stock and restricted stock units	359	—	251	—

5.         Stock-based Compensation

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

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Stock options	$3,611	$2,444	$9,177	$8,750
Restricted stock and restricted stock units	863	508	2,601	1,384
Performance-based share units	398	218	933	483
	$4,872	$3,170	$12,711	$10,617

During the thirty-nine weeks ended September 28, 2014, the Company made grants to its employees of 1.3 million stock options, 0.3 million time-based restricted stock units and 0.1 million performance-based share units. The weighted-average grant date fair value per stock option was $11.88.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period at September 28, 2014:

	UNRECOGNIZED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$25,573	2.9
Restricted stock and restricted stock units	$10,733	2.8
Performance-based share units	$506	0.4

6.           Other Current Assets, Net

Other current assets, net, consisted of the following (in thousands):

	SEPTEMBER 28,	DECEMBER 31,
	2014	2013
Prepaid expenses	$45,095	$27,652
Accounts receivable - vendors, net	31,127	23,218
Accounts receivable - franchisees, net	1,713	1,394
Accounts receivable - other, net	26,837	33,086
Other current assets, net	35,876	32,362
	$140,648	$117,712

7.     Goodwill and Intangible Assets, Net

Goodwill - The following table presents a rollforward of goodwill for the thirty-nine weeks ended September 28, 2014 (in thousands):

Balance at December 31, 2013	$352,118
Acquisitions (1)	2,461
Translation adjustments	4,588
Balance at September 28, 2014	$359,167
________________

(1)	See Note 2 - Acquisitions for further information.

The Company performed an annual assessment of goodwill and other indefinite-lived intangible assets during the second quarters of 2014 and 2013. In connection with the annual assessment, no goodwill or indefinite-lived intangible asset impairments were recorded in the thirty-nine weeks ended September 28, 2014 and nine months ended September 30, 2013.

Intangible Assets, net - Effective June 1, 2014, OSI and Carrabba’s Italian Grill, LLC (“Carrabba’s”), a wholly owned subsidiary of OSI, entered into a Third Amendment to the Royalty Agreement with the founders of Carrabba’s Italian Grill and their affiliated entities (collectively, the “Carrabba’s Founders”). The amendment provides that no continuing royalty fee will be paid to the Carrabba’s Founders for Carrabba’s restaurants located outside the United States.  Each Carrabba’s restaurant located outside the United States will pay a one-time lump sum royalty fee, which varies depending on the size of the restaurant. The one-time fee is $100,000 for restaurants 5,000 square feet or larger, $75,000 for

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

restaurants 3,500 square feet or larger but less than 5,000 square feet and $50,000 for restaurants less than 3,500 square feet. In connection with the amendment, the Company made a non-refundable payment of $1.0 million to the Carrabba’s Founders for the first ten restaurants of 5,000 square feet or more to be located outside the United States.

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

The payment to the Carrabba’s Founders was recorded as a trade name in Intangible Assets, net, in the Consolidated Balance Sheet at September 28, 2014.

8.           Long-term Debt, Net

Following is a summary of outstanding long-term debt, (in thousands, except interest rate):

	SEPTEMBER 28, 2014		DECEMBER 31, 2013
	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A	$300,000	2.16%	$—	—
Term loan B	225,000	3.50%	935,000	3.50%
Revolving credit facility (1)	415,000	2.16%	—	—
Total senior secured credit facility	940,000		935,000
2012 CMBS loan:
Mortgage loan (2)	301,859	4.07%	311,644	4.02%
First mezzanine loan	85,392	9.00%	86,131	9.00%
Second mezzanine loan	86,240	11.25%	86,704	11.25%
Total 2012 CMBS loan	473,491		484,479
Other notes payable	3,066	0.52% to 7.00%	6,186	0.58% to 7.00%
Sale-leaseback obligations	2,375		2,375
Capital lease obligations	722		1,255
	$1,419,654		$1,429,295
Less: current portion of long-term debt	(40,751)		(13,546)
Less: unamortized debt discount	(6,562)		(10,152)
Long-term debt, net	$1,372,341		$1,405,597
________________

(1)
Includes $15.0 million of borrowings on the swing line loan sub-facilities at an interest rate of 4.25%, which was repaid subsequent to September 28, 2014. In October 2014, the Company drew an additional $10.0 million on the revolving credit facility.

(2)	Represents the weighted-average interest rate for the respective period.

Bloomin’ Brands, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred indebtedness as described below.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Credit Agreement - On October 26, 2012, OSI entered into a credit agreement (“Credit Agreement”) with a syndicate of institutional lenders and financial institutions for a senior secured credit facility (the “Senior Secured Credit Facility”) of $1.225 billion. The Credit Agreement was comprised of a $1.0 billion Term loan B and a $225.0 million revolving credit facility, including letter of credit and swing line loan sub-facilities. The Term loan B was issued with an original issue discount of $10.0 million.

OSI amended the Credit Agreement in April 2013 in connection with a repricing of the Term loan B. In January 2014, the Credit Agreement was amended to align to the change in the Company’s fiscal year.

Amended Credit Agreement - OSI completed a refinancing of its Senior Secured Credit Facility and entered into an amendment to the Credit Agreement (“Amended Credit Agreement”) on May 16, 2014. The Amended Credit Agreement provides for senior secured financing of up to $1.125 billion, consisting of a new $300.0 million Term loan A, a $225.0 million Term loan B and a $600.0 million revolving credit facility, including letter of credit and swing line loan sub-facilities. The Term loan A and revolving credit facility mature May 16, 2019, and the Term loan B matures on October 26, 2019. The Term loan A was issued with a discount of $2.9 million.

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

Fees on letters of credit and the daily unused availability under the revolving credit facility are 2.13% and 0.30%, respectively. At September 28, 2014, $29.6 million of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing.

Substantially all of the assets of the Company’s domestic OSI subsidiaries collateralize the Senior Secured Credit Facility.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

Debt Covenants and Other Restrictions - Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness; make significant payments; sell assets; pay dividends and other restricted payments; acquire certain assets; effect mergers and similar transactions; and effect certain other transactions with affiliates. The Amended Credit Agreement also has a financial covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”). TNLR is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments). The TNLR may not exceed a level set at 5.00 to 1.00 through fiscal 2017, with a step down to a maximum level of 4.75:1.00 in fiscal 2018 and thereafter.
The 2012 CMBS Loan also requires the Company to maintain an interest rate cap (“Rate Cap”) to limit the volatility of the floating rate component of the first mortgage loan within the 2012 CMBS loan. See Note 12 - Derivative Instruments and Hedging Activities for further information.
Loss on Extinguishment and Modification of Debt - In connection with the second quarter refinancing of the Senior Secured Credit Facility, the Company recognized loss on extinguishment and modification of debt of $11.1 million for the thirty-nine weeks ended September 28, 2014. The loss was comprised of the write-off of $5.5 million of deferred financing fees, the write-off of $4.9 million of unamortized debt discount and a prepayment penalty of $0.7 million.
Deferred financing fees - The Company deferred $3.8 million of financing costs incurred to complete the refinancing of the Senior Secured Credit Facility, all of which was capitalized during the second quarter of 2014. These deferred financing costs are included in the line item, Other assets, net in the Consolidated Balance Sheets.
Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding at September 28, 2014 (in thousands):

SEPTEMBER 28, 2014
Year 1 (1)	$42,385
Year 2	27,156
Year 3	475,212
Year 4	22,526
Year 5	625,000
Thereafter	227,375
Total	$1,419,654
________________

(1)	Excludes unamortized discount of $1.6 million.

The following is a summary of required amortization payments for Term loan A (in thousands):

SCHEDULED QUARTERLY PAYMENT PERIOD	QUARTERLY PAYMENT
September 30, 2014 through June 30, 2016	$3,750
September 30, 2016 through June 30, 2018	$5,625
September 30, 2018 through March 30, 2019	$7,500

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Since the inception of the Term loan B, OSI has made sufficient voluntary prepayments in excess of the remaining required amortization payments and, as a result, will not be required to make any further required amortization payments until the remaining balance of the loan reaches maturity in October 2019.

The Amended Credit Agreement contains mandatory prepayment requirements for Term loan A and Term loan B. Beginning with the fiscal year ended December 28, 2014, the Company is required to prepay outstanding amounts under its term loans with 50% of its annual excess cash flow, as defined in the Amended Credit Agreement. The amount of outstanding term loans required to be prepaid in accordance with the debt covenants may vary based on the Company’s leverage ratio and year-end results.

9.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following (in thousands):

	SEPTEMBER 28,	DECEMBER 31,
	2014	2013
Accrued insurance liability	$40,580	$43,635
Unfavorable leases, net of accumulated amortization	51,435	54,843
PEP and Supplemental PEP obligations	94,757	109,529
Deferred gain on sale-leaseback transaction, net of accumulated amortization	35,456	36,910
Other long-term liabilities	28,267	41,869
	$250,495	$286,786

The Company maintains an endorsement split-dollar insurance policy with a death benefit of $5.0 million for one of its current executive officers. The Company is the beneficiary of the policy to the extent of premiums paid or the cash value, whichever is greater, with the remaining death benefit being paid to personal beneficiaries designated by the executive officer.

During the thirty-nine weeks ended September 28, 2014 and the nine months ended September 30, 2013, the Company terminated the split-dollar agreements with certain of its former executive officers in exchange for aggregate cash payments of $2.0 million and $4.7 million, respectively. Upon termination, the release of the death benefit and related liabilities, net of the associated cash termination payment, resulted in net gains of $1.9 million during the thirty-nine weeks ended September 28, 2014 and $4.1 million during the nine months ended September 30, 2013, respectively. The net gains were recorded in General and administrative in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

At September 28, 2014 and December 31, 2013, the Company had $1.1 million and $5.0 million, respectively, recorded in Other long-term liabilities, net in its Consolidated Balance Sheets for the outstanding obligations under the endorsement split-dollar insurance policies.

10.           Redeemable Noncontrolling Interests

The Company consolidates subsidiaries in Brazil and China, each of which have noncontrolling interests that are permitted to deliver subsidiary shares in exchange for cash at a future date. Redeemable noncontrolling interests are classified in Mezzanine equity in the Company’s Consolidated Balance Sheet.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents a rollforward of Redeemable noncontrolling interests for the thirty-nine weeks ended September 28, 2014 (in thousands):

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014
Balance, beginning of period	$21,984
Net income attributable to redeemable noncontrolling interests	458
Contribution by noncontrolling shareholders	1,456
Transfer to redeemable noncontrolling interest	627
Balance, end of period	$24,525

11.	Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	UNREALIZED LOSSES ON DERIVATIVES	ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances at December 31, 2013	$(26,418)	$—	$(26,418)
Other comprehensive income (loss)	10,969	(486)	10,483
Balances at September 28, 2014	$(15,449)	$(486)	$(15,935)

12.           Derivative Instruments and Hedging Activities

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company manages economic risks, including interest rate, primarily by managing the amount, sources and duration of its debt funding and through the use of derivative financial instruments. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and an interest rate cap.
DESIGNATED HEDGES
Cash Flow Hedges of Interest Rate Risk - On September 9, 2014, the Company entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of the Company’s variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a forward start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, the Company will pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate.

The interest rate swaps, which have been designated and qualify as a cash flow hedge, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. Fair value changes in the interest rate swaps are recognized in Accumulated Other Comprehensive Loss (“AOCL”) for all effective portions. Balances in AOCL are subsequently reclassified to earnings in the same period that the hedged interest payments affect earnings. The Company estimates $1.6 million will be reclassified to interest expense over the next twelve months.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents the fair value of the Company’s interest rate swaps as well as their classification on the Consolidated Balance Sheet (in thousands):

	SEPTEMBER 28, 2014	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - asset	$243	Other assets, net
Total fair value of derivative instruments - assets (1)	$243

	SEPTEMBER 28, 2014	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$1,040	Accrued and other current liabilities
Total fair value of derivative instruments - liability (1)	$1,040
____________________
(1)    See Note 13 - Fair Value Measurements for fair value discussion of the interest rate swaps.

Any ineffective portion of the change in the fair value of derivatives is recognized directly in the Statements of Consolidated Operations and Comprehensive Income. During the thirteen and thirty-nine weeks ended September 28, 2014, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

At September 28, 2014, no interest expense related to the interest rate swaps is accrued in the Consolidated Balance Sheets or recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income as the interest rate swaps are not effective until June 30, 2015.

The following table summarizes the effects of the interest rate swap on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the thirteen and thirty-nine weeks ended September 28, 2014 (in thousands):

DERIVATIVES DESIGNATED AS CASH FLOW HEDGING INSTRUMENTS	AMOUNT OF (LOSS) GAIN RECOGNIZED IN OTHER COMPREHENSIVE INCOME
Interest rate swaps	$(797)
Income tax benefit	311
Net of income taxes	$(486)
The Company records its derivatives on the Consolidated Balance Sheets on a gross balance basis. The Company’s derivatives are subject to master netting arrangements. At September 28, 2014, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. At September 28, 2014, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

At September 28, 2014, the fair value of the Company’s derivatives in a net liability position, excluding any adjustment for nonperformance risk, was $0.9 million. At September 28, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 28, 2014, it could have been required to settle its obligations under the agreements at their termination value of $0.9 million.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

NON-DESIGNATED HEDGES

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Interest Rate Cap - The Company is required to maintain an interest Rate Cap to limit the volatility of the floating rate component of the first mortgage loan within the 2012 CMBS loan. In April 2014, the Company’s Rate Cap expired. In connection with the expiration of the Rate Cap, the Company entered into a replacement rate cap (“Replacement Rate Cap”), with a notional amount of $48.7 million. Under the Replacement Rate Cap, if the 30-day LIBOR rate exceeds 7.00% per annum, the counterparty must pay to the Company such excess on the notional amount of the floating rate component. The Replacement Rate Cap expires in April 2016. Changes in the fair value of the Replacement Rate Cap were nominal for the thirteen and thirty-nine weeks ended September 28, 2014 and the three and nine months ended September 30, 2013.

13.           Fair Value Measurements

Fair value is the price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date. Fair value is categorized into one of following three levels based on the lowest level of significant input:

Level 1	Unadjusted quoted market prices in active markets for identical assets or liabilities
Level 2	Observable inputs available at measurement date other than quoted prices included in Level 1
Level 3	Unobservable inputs that cannot be corroborated by observable market data

Fair Value Measurements on a Recurring Basis - The following table presents the Company’s fixed income, money market funds and derivative instruments measured at fair value on a recurring basis at September 28, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	SEPTEMBER 28, 2014			DECEMBER 31, 2013
	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$6,088	$6,088	$—	$9,849	$9,849	$—
Money market funds	9,498	9,498	—	1,988	1,988	—
Restricted cash equivalents:
Money market funds	358	358	—	68	68	—
Other assets, net:
Derivative instruments	243	—	243	—	—	—
Total asset recurring fair value measurements	$16,187	$15,944	$243	$11,905	$11,905	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments	$1,040	$—	$1,040	$—	$—	$—
Total liability recurring fair value measurements	$1,040	$—	$1,040	$—	$—	$—

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
Derivative instruments primarily relate to the interest rate swaps and interest rate cap. Fair value measurements are based on a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives and uses observable market-based inputs, including interest rate curves and credit spreads. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. At September 28, 2014, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following tables summarize the fair value remeasurements for Assets held for sale and Property, fixtures and equipment for the thirteen and thirty-nine weeks ended September 28, 2014 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014		THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014
	CARRYING VALUE AT SEPTEMBER 28, 2014	TOTAL IMPAIRMENT	CARRYING VALUE AT SEPTEMBER 28, 2014	TOTAL IMPAIRMENT
Assets held for sale (1)	$24,773	$16,588	$24,773	$16,588
Property, fixtures and equipment (2)	1,213	12,146	4,164	12,628
	$25,986	$28,734	$28,937	$29,216
________________

(1)
Carrying value approximates fair value with all assets measured using Level 2 inputs. Refer to Note 3 - Impairments and Disposals for discussion of impairments related to corporate airplanes and Roy’s.

(2)
Carrying value approximates fair value with all assets measured using Level 2 inputs for the thirteen weeks ended September 28, 2014 and $3.5 million and $0.6 million measured using Level 2 and Level 3 inputs, respectively, for the thirty-nine weeks ended September 28, 2014. Refer to Note 3 - Impairments and Disposals for discussion of impairments related to restaurant closure initiatives.

The Company did not record any material impairment charges as a result of fair value measurements on a nonrecurring basis during the three and nine months ended September 30, 2013.

The Company used a third-party market appraisal (Level 2) and discounted cash flow models (Level 3) to estimate the fair value of the long-lived assets included in the table above.  Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results.

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments at September 28, 2014 and December 31, 2013 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt at September 28, 2014 and December 31, 2013 aggregated by the level in the fair value hierarchy in which those measurements fall (in thousands):

	SEPTEMBER 28, 2014			DECEMBER 31, 2013
		FAIR VALUE			FAIR VALUE
	CARRYING VALUE	LEVEL 2	LEVEL 3	CARRYING VALUE	LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$300,000	$299,250	$—	$—	$—	$—
Term loan B	225,000	223,875	—	935,000	936,169	—
Revolving credit facility	415,000	411,888	—	—	—	—
CMBS loan:
Mortgage loan	301,859	—	312,040	311,644	—	318,787
First mezzanine loan	85,392	—	85,452	86,131	—	86,131
Second mezzanine loan	86,240	—	87,163	86,704	—	87,571
Other notes payable	3,066	—	2,922	6,186	—	5,912

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
CMBS loan	Assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.
Other notes payable	Discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value.

14.           Taxes

Income Taxes - The effective income tax rates for the thirteen and thirty-nine weeks ended September 28, 2014 were 27.5% and 24.1%, respectively, compared to (0.8)% and (25.0)% for the three and nine months ended September 30, 2013, respectively. The increase in the effective income tax rate for the thirteen weeks ended September 28, 2014 was primarily due to a change in the blend of taxable income and tax rates across the Company’s domestic and international subsidiaries.

The increase in the effective income tax rate for the thirty-nine weeks ended September 28, 2014 was primarily due to the release of the domestic valuation allowance in the second quarter of 2013 and a change in the blend of income and tax rates across the Company’s domestic and international subsidiaries.

The effective income tax rates for the thirteen and thirty-nine weeks ended September 28, 2014 were lower than the blended federal and state statutory rate of 39.0% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips offset by the impact of foreign taxes on the Company’s international operations. The effective income tax rates for the three and nine months ended September 30, 2013 were lower than the blended federal and state statutory rate of 39.1% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the release of the domestic valuation allowance, the elimination of noncontrolling interest and the impact of foreign taxes on the Company’s international operations.

At September 28, 2014 and December 31, 2013, the Company had $15.9 million and $17.1 million, respectively, of unrecognized tax benefits.  Additionally, the Company had $2.2 million and $2.1 million, respectively, of interest and penalties related to uncertain tax positions at September 28, 2014 and December 31, 2013.  Of the total amount of

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

unrecognized tax benefits, including accrued interest and penalties, $16.5 million and $17.2 million as of September 28, 2014 and December 31, 2013, respectively, if recognized, would impact the Company’s effective income tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective income tax rate consists of items that are offset by deferred income tax assets and the federal income tax benefit of state income tax items.

The Company is currently under income tax examination by the Internal Revenue Service (“IRS”) for the year ended December 31, 2011. The Company is currently open to audit under the statute of limitations for the years ended December 31, 2007 through 2013. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2001 through 2013. The Company and its subsidiaries’ foreign income tax returns are open to audit under the statute of limitations for the years ended December 31, 2007 through 2013.

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

In March 2014, the IRS issued a final audit adjustment of $5.0 million to the Company for the employer’s share of FICA taxes related to cash tips unreported by the Company’s employees during calendar year 2010. The Company remitted payment to the IRS in April 2014 to settle the calendar year 2010 audit adjustment.

Subsequently, the IRS indicated that the scope of the proposed adjustment would expand to include the 2011 and 2012 periods. In July 2014, the Company received a notice from the IRS regarding commencement of the 2011 payroll tax audit. At September 28, 2014, the Company had $12.0 million recorded in Accrued and other current liabilities in the Company’s Consolidated Balance Sheet for the payroll tax audits. In addition, a deferred income tax benefit was recorded for the allowable income tax credits for the payroll audit. As a result of the associated income tax benefit the recognition of the liability had no impact on net income.

15.           Commitments and Contingencies

On October 4, 2013, two then current employees (the “Nevada Plaintiffs”) filed a purported collective action lawsuit against the Company, OSI, and two of its subsidiaries in the U.S. District Court for the District of Nevada (Cardoza, et al. v. Bloomin’ Brands, Inc., et al., Case No.: 2:13-cv-01820-JAD-NJK). The complaint alleges violations of the Fair Labor Standards Act by requiring employees to work off the clock, complete on-line training without pay, and attend meetings in the restaurant without pay. The suit seeks to certify a nationwide collective action that all hourly employees in all Outback Steakhouse restaurants would be permitted to join. The suit seeks an unspecified amount in back pay for the employees that join the lawsuit, an equal amount in liquidated damages, costs, expenses, and attorney’s fees. The Nevada Plaintiffs also filed a companion lawsuit in Nevada state court alleging that the Company violated the state break time rules. On October 27, 2014 the Court conditionally certified a class for notice purposes consisting of all employees that worked at a company-owned Outback Steakhouse between October 27, 2011 and October 27, 2014. After notice and discovery, the Company intends to move to decertify the class. The Company believes these lawsuits are without merit, and is vigorously defending all allegations. However, the Company is unable to predict the outcome of this case.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

16.         Recently Issued Financial Accounting Standards

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15: “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”). ASU No. 2014-15 will explicitly require management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard is applicable for all entities and will be effective for the Company on December 25, 2016. The Company does not expect ASU No. 2014-15 to have a material impact to its financial position, results of operations and cash flows.
In May 2014, the FASB issued ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers” (“ASU No. 2014-09”). ASU No. 2014-09 provides a single source of guidance for revenue arising from contracts with customers and supersedes current revenue recognition standards. Under ASU No. 2014-09, revenue is recognized in an amount that reflects the consideration an entity expects to receive for the transfer of goods and services. ASU No. 2014-09 will be effective for the Company on December 26, 2016 and is applied retrospectively to each period presented or as a cumulative effect adjustment at the date of adoption. The Company has not selected a transition method and is evaluating the impact this guidance will have on its financial position, results of operations and cash flows.
In April 2014, the FASB issued ASU No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 changes the criteria for reporting and revises the definition of discontinued operations while enhancing disclosures in this area. Additional disclosure requirements for discontinued operations and new disclosures for individually material disposal transactions that do not meet the revised definition of a discontinued operation will be applicable. The Company elected to early adopt ASU No. 2014-08 in the third quarter of fiscal 2014. Accordingly, the Roy’s concept was accounted for as a disposal as it did not represent a strategic shift in the Company’s operations. See Note 3 - Impairments and Disposals regarding the Roy’s disposal.

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

(ii)
Our results can be impacted by local, regional, national and international economic and political conditions; patterns of customer traffic and our ability to effectively respond in a timely manner to changes in patterns of customer traffic; changes in consumer tastes and the level of consumer acceptance of our restaurant concepts (including consumer tolerance of our prices); the seasonality of our business; demographic trends; changes in consumer dietary habits; product mix; employee availability; the cost of advertising and media; the timing of restaurant operating expenses; government actions and policies; inflation or deflation; unemployment rates; interest rates; foreign exchange rates; and increases in various costs, including construction, real estate and health insurance costs;

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 28, 2014, we owned and operated 1,349 restaurants and franchised 162 restaurants across 48 states, Puerto Rico, Guam and 20 countries. We have five founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Our concepts seek to provide a compelling customer experience combining great food, highly attentive service and lively and contemporary ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment. Each of our concepts maintains a unique, founder-inspired brand identity and entrepreneurial culture, while leveraging our scale and enhanced operating model. We consider Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar to be our core concepts. In September 2014, we reclassified the assets and liabilities of Roy’s to held for sale as we plan to exit the Roy’s business within a one-year period.
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

•
Pursue New Domestic Development Opportunities with Strong Unit Level Economics. We believe that a substantial development opportunity remains for our concepts in the U.S. Our top domestic development priority is Bonefish Grill unit growth. We expect to open between 55 and 60 system-wide locations in 2014 of which we expect approximately 50% will be domestic opportunities.

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

To further development opportunities outside the U.S., we amended our royalty agreement with the Carrabba’s Founders. The amendment became effective June 1, 2014 and provides that no continuing royalty fee will be paid to the founders for Carrabba’s restaurants located outside the United States. Each Carrabba’s restaurant located outside the United States will pay a one-time lump sum royalty fee, which varies depending on the size of the restaurant.  We plan to expand Carrabba’s Italian Grill in Brazil, with the first opening expected in 2015.
The combination of macro-economic and other factors have put considerable pressure on sales in the casual dining industry both domestically and in our South Korea market.

•
Domestically, the ongoing impacts of high unemployment or underemployment, continued reduced access to credit, governmental spending and budget matters, other national, regional and local regulatory and economic conditions, reduced disposable consumer income and consumer confidence have had a negative effect on discretionary consumer spending.

•
In our South Korea market, higher levels of household debt have impacted discretionary consumer spending, particularly in the casual dining environment. As a result of macro-economic conditions, an increasingly competitive market and other factors, we decided to close 36 underperforming international locations, primarily in South Korea. We expect to substantially complete these restaurant closings during the fourth quarter of 2014 and the first quarter of 2015.

We anticipate the restaurant closings in South Korea will promote a more efficient cost structure and allow us to maintain current levels of profitability in a continued declining market. As a result of these actions, we believe that we have significantly reduced the operational risk and financial impact related to our South Korea operations.

As the macro-economic and other conditions persist domestically and in our South Korea market, we will continue to face increased pressure with respect to our pricing, traffic levels and commodity costs.  We believe that in this environment, we need to maintain our focus on value and innovation as well as refreshing our restaurant base to continue to drive sales.

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

•
Adjusted restaurant-level operating margin, Adjusted income from operations, Adjusted net income, Adjusted diluted earnings per share, EBITDA and Adjusted EBITDA—non-GAAP financial measures utilized to evaluate our operating performance, and for which definitions, usefulness and reconciliations are described in more detail in the “Non-GAAP Financial Measures” section below; and

•	Customer satisfaction scores—measurement of our customers’ experiences in a variety of key attributes.

Change in Fiscal Year End

On January 3, 2014, our Board of Directors approved a change in our fiscal year end from a calendar year ending on December 31 to a 52-53 week year ending on the last Sunday in December, effective beginning with fiscal year 2014. We believe the change in our fiscal year end provides numerous benefits, including aligning our reporting periods to be more consistent with peer restaurant companies and improving comparability between periods by removing the trading day effect on Restaurant sales and operating margins. We will continue reporting our Brazil operations, on a calendar-based one-month lag. All other international operations will be reported on a 52-53 week reporting period contemporaneously with the domestic operations.

We made the fiscal year change on a prospective basis and have not adjusted operating results for prior periods. The change impacts the prior year comparability of our fiscal quarters and annual period in 2014 and will result in shifts in the quarterly periods, which will have an impact on our quarterly financial results. The thirteen weeks ended September 28, 2014 included one less operating day than the comparable prior year period and we estimate that the associated impact was a reduction of approximately $6.9 million and $1.4 million of Restaurant sales and Net (loss)income attributable to Bloomin’ Brands, respectively. The thirty-nine weeks ended September 28, 2014 included two less operating days than the comparable prior year period and we estimate that the impact was a reduction of approximately $14.4 million and $2.9 million of Restaurant sales and Net (loss) income attributable to Bloomin’ Brands, respectively.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	SEPTEMBER 28,	SEPTEMBER 30,
	2014	2013
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned—domestic	648	664
Company-owned—international (1) (2)	176	119
Franchised—domestic	105	106
Franchised and joint venture—international (1) (2)	51	94
Total	980	983
Carrabba’s Italian Grill
Company-owned	243	237
Franchised	1	1
Total	244	238
Bonefish Grill
Company-owned	196	181
Franchised	5	7
Total	201	188
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	66	65
Roy’s
Company-owned	20	21
System-wide total	1,511	1,495
____________________

(1)
Effective November 1, 2013, we acquired a controlling interest in the Brazilian Joint Venture resulting in the consolidation and reporting of 47 restaurants (as of the acquisition date) as Company-owned locations, which are reported as unconsolidated joint venture locations in the historical period presented.

(2)
The restaurant count for Brazil is reported as of August 31, 2014 to correspond with the balance sheet date of this subsidiary and, therefore, excludes three restaurants that opened in September 2014. Restaurant counts for our Brazil operations were reported as of September 30th in the historical period presented.

We operate restaurants under brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods, and as a result, aggregate our operating segments into a single reporting segment.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, percentages that items in our Consolidated Statements of Operations and Comprehensive (Loss) Income are in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Revenues
Restaurant sales	99.4%	99.0%	99.4%	99.0%
Other revenues	0.6	1.0	0.6	1.0
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.9	33.2	32.6	32.6
Labor and other related (1)	27.9	28.6	27.4	28.2
Other restaurant operating (1)	25.4	25.7	23.9	23.5
Depreciation and amortization	4.6	4.1	4.3	3.9
General and administrative	7.1	6.4	6.7	6.5
Provision for impaired assets and restaurant closings	2.7	*	1.1	0.1
Income from operations of unconsolidated affiliates	—	(0.2)	—	(0.2)
Total costs and expenses	100.1	97.0	95.5	93.7
(Loss) income from operations	(0.1)	3.0	4.5	6.3
Loss on extinguishment and modification of debt	—	—	(0.3)	(0.5)
Other income (expense), net	*	*	*	(*)
Interest expense, net	(1.3)	(1.7)	(1.4)	(1.8)
(Loss) income before (benefit) provision for income taxes	(1.4)	1.3	2.8	4.0
(Benefit) provision for income taxes	(0.4)	(*)	0.6	(1.0)
Net (loss) income	(1.0)	1.3	2.2	5.0
Less: net income attributable to noncontrolling interests	0.1	0.1	0.1	0.1
Net (loss) income attributable to Bloomin’ Brands	(1.1)%	1.2%	2.1%	4.9%

Net (loss) income	(1.0)%	1.3%	2.2%	5.0%
Other comprehensive (loss) income:
Foreign currency translation adjustment	(0.3)	1.1	0.3	(0.1)
Unrealized losses on derivatives, net of tax	(*)	—	(*)	—
Comprehensive (loss) income	(1.3)	2.4	2.5	4.9
Less: comprehensive income attributable to noncontrolling interests	0.1	0.1	0.1	0.1
Comprehensive (loss) income attributable to Bloomin’ Brands	(1.4)%	2.3%	2.4%	4.8%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESTAURANT SALES

Following is a summary of the changes in restaurants sales for the thirteen and thirty-nine weeks ended September 28, 2014:

(dollars in millions):	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the period ended September 30, 2013	$957.5	$3,047.9
Change from:
Brazil acquisition (1)	72.1	211.6
Restaurant openings	32.6	99.7
Comparable restaurant sales	19.1	8.0
Restaurant closings	(15.2)	(38.6)
Change in fiscal year	(6.9)	(14.4)
For the period ended September 28, 2014	$1,059.2	$3,314.2
____________________

(1)
Includes restaurant sales for the 47 formerly unconsolidated joint venture restaurants in Brazil that were acquired November 1, 2013. Sales for restaurants opened in Brazil after November 1, 2013, are included in restaurant openings.

The increase in Restaurant sales in the thirteen weeks ended September 28, 2014 was primarily attributable to: (i) the consolidation of restaurant sales generated by restaurants in Brazil that were acquired November 1, 2013, (ii) the opening of 70 new restaurants not included in our comparable restaurant sales base and (iii) an increase in domestic comparable restaurant sales at our existing restaurants. The increase in restaurant sales was partially offset by: (i) the closing of 34 restaurants since June 30, 2013, (ii) lower comparable restaurant sales in South Korea and (iii) one less operating day due to a change in our fiscal year-end.

For the thirty-nine weeks ended September 28, 2014, the increase in Restaurant sales was primarily attributable to: (i) the consolidation of restaurant sales generated by restaurants in Brazil that were acquired November 1, 2013, (ii) the opening of 87 new restaurants not included in our comparable restaurant sales base and (iii) an increase in domestic comparable restaurant sales at our existing restaurants. The increase in restaurant sales was partially offset by: (i) the closing of 38 restaurants since December 31, 2012, (ii) lower comparable restaurant sales in South Korea and (iii) two less operating days due to a change in our fiscal year-end.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Domestic Restaurant Sales and Menu Price Increases
Following is a summary of comparable domestic restaurant sales and domestic general menu price increases:

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Comparable restaurant sales (stores open 18 months or more):
Outback Steakhouse	4.8%	(0.3)%	2.1%	1.7%
Carrabba’s Italian Grill	(1.2)%	—%	(1.4)%	(0.5)%
Bonefish Grill	2.6%	(2.7)%	0.5%	(0.5)%
Fleming’s Prime Steakhouse and Wine Bar	4.8%	4.2%	3.1%	4.4%
Combined (concepts above)	3.3%	(0.3)%	1.3%	1.2%
Year over year percentage change:
Menu price increases: (1)
Outback Steakhouse	3.3%	2.7%	2.6%	2.5%
Carrabba’s Italian Grill	2.8%	2.9%	2.7%	2.2%
Bonefish Grill	3.0%	2.1%	2.8%	2.0%
Fleming’s Prime Steakhouse and Wine Bar	2.2%	4.5%	3.5%	3.2%
____________________

(1)	The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

Our comparable domestic restaurant sales represent the growth from restaurants opened 18 months or more. For the thirteen weeks ended September 28, 2014, blended domestic comparable restaurant sales increased due to increases in general menu prices and traffic. Customer traffic increases were driven primarily by lunch expansion and promotions.
For the thirty-nine weeks ended September 28, 2014, blended domestic comparable restaurant sales increased due to increases in general menu prices offset by changes in the mix in our product sales and decreases in customer traffic. Changes in product mix were due to lunch expansion and promotions. Customer traffic decreased primarily due to unfavorable winter weather conditions and continuing macro-economic conditions that have had a negative effect on discretionary consumer spending, partially offset by lunch expansion across certain concepts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Average Domestic Restaurant Unit Volumes and Operating Weeks
Following is a summary of the domestic average restaurant unit volumes and operating weeks:

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Average restaurant unit volumes (weekly):
Outback Steakhouse	$61,790	$58,069	$64,441	$62,491
Carrabba’s Italian Grill	$53,565	$54,132	$57,495	$58,085
Bonefish Grill	$57,785	$55,699	$61,888	$60,927
Fleming’s Prime Steakhouse and Wine Bar	$69,594	$66,254	$78,213	$75,515
Operating weeks:
Outback Steakhouse	8,433	8,721	25,263	25,882
Carrabba’s Italian Grill	3,132	3,104	9,307	9,155
Bonefish Grill	2,525	2,347	7,451	6,807
Fleming’s Prime Steakhouse and Wine Bar	858	854	2,553	2,535

COSTS AND EXPENSES

Cost of sales

(dollars in millions):	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	Change	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013	Change
Cost of sales	$348.3	$317.6		$1,080.8	$993.0
% of Restaurant sales	32.9%	33.2%	(0.3)%	32.6%	32.6%	—%

Cost of sales, consisting of food and beverage costs, decreased as a percentage of Restaurant sales in the thirteen weeks ended September 28, 2014 as compared to the three months ended September 30, 2013. The decrease as a percentage of Restaurant sales was primarily due to: (i) 0.9% from the impact of certain cost savings initiatives and (ii) 0.7% from menu price increases. These decreases were partially offset by increases as a percentage of Restaurant sales primarily due to: (i) 0.7% related to lunch, changes in our product mix and promotions and (ii) 0.6% from higher seafood and beef costs.

Cost of sales were flat as a percentage of Restaurant sales in the thirty-nine weeks ended September 28, 2014 as compared to the nine months ended September 30, 2013. Increases as a percentage of Restaurant sales were primarily due to: (i) 0.7% from higher seafood and beef costs and (ii) 0.7% related to lunch, changes in our product mix and promotions. Decreases as a percentage of Restaurant sales were due to: (i) 0.8% from the impact of certain cost savings initiatives and (ii) 0.6% from menu price increases.

Labor and other related expenses

(dollars in millions):	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	Change	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013	Change
Labor and other related	$295.5	$274.1		$909.4	$858.0
% of Restaurant sales	27.9%	28.6%	(0.7)%	27.4%	28.2%	(0.8)%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to deferred compensation plans and other incentive compensation expenses. Labor and other related expenses decreased as a percentage of Restaurant sales in the thirteen weeks ended September 28, 2014 as compared to the three months ended September 30, 2013. Decreases as a percentage of Restaurant sales were primarily attributable to the following: (i) 0.6% from our acquired Brazil restaurants, primarily due to higher volumes, (ii) 0.6% from the impact of certain cost savings initiatives, (iii) 0.5% higher domestic average unit volumes; (iv) 0.5% due to recognition of a payroll tax audit contingency in the third quarter of 2013; (v) 0.4% lower field compensation due to management bonuses based on individual restaurant performance and lower managing and chef partner deferred compensation expense. These decreases were partially offset by increases as a percentage of Restaurant sales primarily attributable to: (i) 1.0% of higher kitchen and service labor costs due to lunch expansion across certain concepts and promotional training, (ii) 0.5% lower average unit volumes in South Korea and (iii) 0.4% higher health insurance costs.

Labor and other related expenses decreased as a percentage of Restaurant sales in the thirty-nine weeks ended September 28, 2014 as compared to the nine months ended September 30, 2013. Decreases as a percentage of Restaurant sales were due to: (i) 0.6% from our acquired Brazil restaurants, primarily due to higher volumes, (ii) 0.5% from the impact of certain cost savings initiatives, (iii) 0.3% higher domestic average unit volumes, (iv) 0.2% lower field management bonuses based on individual restaurant performance and (v) 0.2% due to recognition of a payroll tax audit contingency in the third quarter of 2013. These decreases were partially offset by increases as a percentage of Restaurant sales primarily attributable to: (i) 0.8% of higher kitchen and service labor costs due to lunch expansion across certain concepts and the addition of new restaurant locations and (ii) 0.4% lower average unit volumes in South Korea.

Other restaurant operating expenses

(dollars in millions):	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	Change	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013	Change
Other restaurant operating	$269.5	$246.2		$791.3	$717.5
% of Restaurant sales	25.4%	25.7%	(0.3)%	23.9%	23.5%	0.4%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. The decrease as a percentage of Restaurant sales in the thirteen weeks ended September 28, 2014 as compared to the three months ended September 30, 2013 was primarily due to to: (i) 0.5% from our acquired Brazil restaurants, primarily due to higher volumes, (ii) 0.4% decrease in marketing, primarily in our South Korea market, (iii) 0.3% from the impact of certain cost savings initiatives and (iv) 0.2% higher domestic average unit volumes. The decreases were partially offset by increases as a percentage of Restaurant sales primarily due to: (i) 0.6% lower average unit volumes in South Korea and (ii) 0.5% higher general liability insurance expense.

The increase as a percentage of Restaurant sales in the thirty-nine weeks ended September 28, 2014 as compared to the nine months ended September 30, 2013 was primarily due to the following: (i) 0.4% from lower average unit volumes in South Korea, (ii) 0.1% of higher restaurant occupancy costs mainly related to rent escalations from existing leases, (iii) 0.1% of higher restaurant utilities associated with new restaurant locations and lunch expansion across certain concepts, (iv) 0.1% increase in operating supplies primarily due to lunch expansion and promotions and (v) 0.1% higher general liability insurance expense. The increases were partially offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.5% from our acquired Brazil restaurants, primarily due to higher volumes and (ii) 0.1% higher domestic average unit volumes.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Depreciation and amortization

(dollars in millions):	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	Change	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013	Change
Depreciation and amortization	$48.8	$40.1		$143.5	$121.2
% of Total revenues	4.6%	4.1%	0.5%	4.3%	3.9%	0.4%

Depreciation and amortization expense increased as a percentage of Total revenues in the thirteen and thirty-nine weeks ended September 28, 2014 as compared to the three and nine months ended September 30, 2013.  These increases as a percentage of Total revenues were primarily due to depreciation expense related to the opening of new restaurants and the completion of internally developed technology projects combined with amortization associated with our acquired Brazil operations.

General and administrative

(in millions):	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	Change	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013	Change
General and administrative	$75.4	$61.8	$13.6	$221.7	$199.4	$22.3

General and administrative costs increased in the thirteen weeks ended September 28, 2014 as compared to the three months ended September 30, 2013 primarily due to to the following: (i) $5.4 million of costs associated with our Brazil operations, which were acquired in November 2013, (ii) $4.1 million of additional severance primarily due to an organizational realignment of certain functions, (iii) $2.6 million net decrease in the cash surrender value of life insurance investments related to our partner deferred compensation programs, (iv) $1.7 million of additional employee stock-based compensation and (v) $1.8 million of additional compensation primarily for new positions to support growth and initiatives. These increases were partially offset by $1.6 million of lower incentive compensation due to performance against current year objectives.

In the thirty-nine weeks ended September 28, 2014 as compared to the nine months ended September 30, 2013, General and administrative costs increased primarily due to the following: (i) $15.2 million of costs associated with our Brazil operations, (ii) $4.7 million of compensation primarily due to new positions to support growth and initiatives, (iii) $3.8 million of additional severance primarily due to an organizational realignment of certain functions, (iv) $2.6 million of increased legal and other professional fees, (v) $2.2 million of net gains in 2013 related to the termination of split-dollar agreements with certain of our former executive officers, (vi) $2.1 million of additional employee stock-based compensation and (vii) $2.0 million net decrease in the cash surrender value of life insurance investments related to our partner deferred compensation programs. These increases were partially offset by $8.5 million of lower incentive compensation due to performance against current year objectives and $1.8 million of lower costs associated with field compensation bonus due to restaurant performance and partner buyouts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Provision for impaired assets and restaurant closings

(in millions):	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	Change	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013	Change
Provision for impaired assets and restaurant closings	$29.1	$0.1	$29.0	$36.2	$2.7	$33.5

Restaurant Closure Initiatives - The Company decided to close 36 underperforming international locations, primarily in South Korea. We expect to substantially complete these restaurant closings during the fourth quarter of 2014 and the first quarter of 2015. In connection with the International Restaurant Closure Initiative, we incurred pre-tax asset impairments of approximately $11.6 million during the thirteen and thirty-nine weeks ended September 28, 2014.

As a result of the International Restaurant Closure Initiative, we expect to incur pre-tax restaurant closing costs of approximately $19.0 million to $29.0 million, including costs associated with lease obligations and employee terminations. We anticipate these costs will occur primarily in the fourth quarter of 2014 and the first quarter of 2015.

In the fourth quarter of 2013, we completed an assessment of our domestic restaurant base and decided to close 22 underperforming domestic locations. Approximately $4.9 million of pre-tax restaurant closing charges were incurred during the thirty-nine weeks ended September 28, 2014, in connection with the Domestic Restaurant Closure Initiative.

Roy’s - In September 2014, we reclassified the assets and liabilities of Roy’s to held for sale as we plan to exit the Roy’s business within a one-year period. In connection with the decision to sell, we recorded pre-tax impairment charges of $6.0 million for Assets held for sale during the thirteen and thirty-nine weeks ended September 28, 2014.

Other Disposals - During the third quarter of 2014, we decided to sell both of our corporate airplanes. In connection with this decision, we recognized pre-tax asset impairment charges of $10.6 million for the thirteen and thirty-nine weeks ended September 28, 2014. We anticipate the final sale and disposal of the airplanes will be completed within a one-year period. Impairment charges are recorded in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

All other restaurant impairment charges resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to declining future cash flows from lower projected sales at existing locations and locations identified for relocation or renovation.

See Note 3 - Impairments and Disposals of the Notes to Consolidated Financial Statements for further information.

Income from operations of unconsolidated affiliates

Effective November 1, 2013, we completed the acquisition of a controlling interest in the Brazilian Joint Venture resulting in the consolidation of this entity. Prior to the acquisition, we accounted for the Brazilian Joint Venture under the equity method of accounting and our share of earnings was recorded in Income from operations of unconsolidated affiliates in our Consolidated Statements of Operations and Comprehensive (Loss) Income. The Brazilian Joint Venture’s results of operations for the thirteen and thirty-nine weeks ended September 28, 2014 are reflected in the respective line items in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(Loss) income from operations

(dollars in millions):	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	Change	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013	Change
(Loss) income from operations	$(1.1)	$29.5		$151.3	$194.3
% of Total revenues	(0.1)%	3.0%	(3.1)%	4.5%	6.3%	(1.8)%

The decrease in income from operations generated in the thirteen weeks ended September 28, 2014 as compared to the three months ended September 30, 2013 was primarily due to: (i) impairments related to the International Restaurant Closure Initiative, corporate aircraft and Roy’s, (ii) lower average unit volumes at our South Korea restaurants, (iii) higher General and administrative costs and (iv) increased Depreciation and amortization expense as a percentage of revenue. These decreases were partially offset by an increase in operating margins at the restaurant level.

Income from operations decreased in the thirty-nine weeks ended September 28, 2014 as compared to the nine months ended September 30, 2013 due to: (i) impairments related to our International Restaurant Closure Initiative, corporate aircraft and Roy’s and expenses related to the Domestic Restaurant Closure Initiative, (ii) lower average unit volumes at our South Korea restaurants, (iii) higher General and administrative costs and (iv) higher Depreciation and amortization as a percentage of revenue. These decreases were partially offset by an increase in operating margins at the restaurant level.

Loss on extinguishment and modification of debt

In connection with the refinancing of the Credit Agreement, we recognized loss on extinguishment and modification of debt of $11.1 million for the thirty-nine weeks ended September 28, 2014. The loss was comprised of the write-off of $5.5 million of deferred financing fees, the write-off of $4.9 million of unamortized debt discount and a prepayment penalty of $0.7 million.

For the nine months ended September 30, 2013, we recorded a $14.6 million loss in connection with a repricing amendment to OSI’s senior secured Term loan B facility, which included a prepayment penalty of approximately $9.8 million, $2.4 million of third-party financing costs and a write-off of $1.2 million each for deferred financing fees and unamortized debt discount.

Interest expense, net

(in millions):	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	Change	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013	Change
Interest expense, net	$13.8	$17.7	$(3.9)	$45.5	$56.6	$(11.1)

The decrease in net interest expense in the thirteen weeks ended September 28, 2014 as compared to the three months ended September 30, 2013 was primarily attributable to the refinancing of the Senior Secured Credit Facilities in May 2014.

Net interest expense in the thirty-nine weeks ended September 28, 2014 as compared to the nine months ended September 30, 2013 decreased primarily due to the repricing and refinancing of the Senior Secured Credit Facilities in April 2013 and May 2014, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(Benefit) provision for income taxes

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	Change	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013	Change
Effective income tax rate	27.5%	(0.8)%	28.3%	24.1%	(25.0)%	49.1%

The increase in the effective income tax rate in the thirteen weeks ended September 28, 2014 as compared to the three months ended September 30, 2013 was primarily due to a change in the blend of taxable income and tax rates across our domestic and international subsidiaries.

The increase in the effective income tax rate for the thirty-nine weeks ended September 28, 2014 as compared to the nine months ended September 30, 2013 was primarily due to the release of the domestic valuation allowance in the second quarter of 2013 and a change in the blend of income and tax rates across our domestic and international subsidiaries.

The effective income tax rates for the thirteen and thirty-nine weeks ended September 28, 2014 was lower than the blended federal and state statutory rate of 39.0% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips offset by the impact of foreign taxes on our international operations. The effective income tax rates for the three and nine months ended September 30, 2013 were lower than the blended federal and state statutory rate of 39.1% primarily due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips, the release of the domestic valuation allowance, the elimination of noncontrolling interest and the impact of foreign taxes on our international operations.

In connection with the International Restaurant Closure Initiative, we reviewed the carrying value of our South Korea net deferred tax assets. Based on our review, we believe it is more likely than not that the net deferred tax assets will be realized.  Should circumstances change and we determine that it is more likely than not the deferred tax assets in South Korea would not be realized, a valuation allowance would be established, which would result in additional income tax expense.

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

Following is a summary of sales of Company-owned restaurants:

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
COMPANY-OWNED RESTAURANT SALES (in millions):
Outback Steakhouse
Domestic	$521	$507	$1,627	$1,617
International	148	78	437	235
Total	669	585	2,064	1,852
Carrabba’s Italian Grill	168	168	535	532
Bonefish Grill	146	131	461	415
Fleming’s Prime Steakhouse and Wine Bar	60	56	200	191
Other	16	18	54	58
Total Company-owned restaurant sales	$1,059	$958	$3,314	$3,048

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

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
FRANCHISE AND UNCONSOLIDATED JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$79	$76	$244	$239
International (1)	32	92	91	280
Total	111	168	335	519
Carrabba’s Italian Grill	1	1	3	3
Bonefish Grill	3	5	10	14
Total franchise and unconsolidated joint venture sales (2)	$115	$174	$348	$536
Income from franchise and unconsolidated joint ventures (3) (4)	$4	$11	$14	$34
_____________________

(1)	Unconsolidated joint ventures sales for the three and nine months ended September 30, 2013 included sales from the Brazilian Joint Venture.

(2)	Franchise and unconsolidated joint venture sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

(3)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive (Loss) Income in Other revenues and Income from operations of unconsolidated affiliates, respectively.

(4)
Income from franchise and unconsolidated joint ventures for the three and nine months ended September 30, 2013 included our share of earnings from the Brazilian Joint Venture, which was acquired November 1, 2013.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Non-GAAP Financial Measures

The use of other non-GAAP financial measures permits investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies within the restaurant industry by isolating the effects of certain items that vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent. We believe that the disclosure of these non-GAAP measures is useful to investors as they form the basis for how our management team and Board of Directors evaluate our operating performance, allocate resources and establish employee incentive plans. EBITDA and Adjusted EBITDA are also frequently used by investors, analysts and credit agencies in evaluating and comparing companies. In addition, our debt agreements require compliance of certain ratios that are based on financial measures similar to Adjusted EBITDA.

Adjusted restaurant-level operating margin

Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Cost of sales, Labor and other related and Other restaurant operating. Adjusted restaurant-level operating margin is Restaurant-level operating margin adjusted for certain items, as noted below.

The following tables show the percentages of certain operating cost financial statement line items in relation to Restaurant sales on both a U.S. GAAP basis and an adjusted basis, as indicated, for the thirteen and thirty-nine weeks ended September 28, 2014 and the three and nine months ended September 30, 2013:

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014		THREE MONTHS ENDED SEPTEMBER 30, 2013
	U.S. GAAP	ADJUSTED	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.9%	32.9%	33.2%	33.2%
Labor and other related	27.9%	27.9%	28.6%	28.1%
Other restaurant operating	25.4%	25.4%	25.7%	25.7%

Restaurant-level operating margin	13.8%	13.8%	12.5%	13.0%

	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014		NINE MONTHS ENDED SEPTEMBER 30, 2013
	U.S. GAAP	ADJUSTED (2)	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.6%	32.6%	32.6%	32.6%
Labor and other related	27.4%	27.4%	28.2%	28.0%
Other restaurant operating	23.9%	23.9%	23.5%	23.5%

Restaurant-level operating margin	16.1%	16.0%	15.7%	15.9%
_________________

(1)	Includes an adjustment for payroll tax audit contingencies, which was recorded in Labor and other related.

(2)	Includes an adjustment for the deferred rent liability write-off associated with the Domestic Restaurant Closure Initiative, which was recorded in Other restaurant operating.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

The following table reconciles Adjusted income from operations and the corresponding margins, Adjusted net income and Adjusted diluted earnings per share to their respective most comparable U.S. GAAP measures for the thirteen and thirty-nine weeks ended September 28, 2014 and the three and nine months ended September 30, 2013 (in thousands, except per share amounts):

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
(Loss) income from operations	$(1,121)	$29,510	$151,296	$194,256
Operating (loss) income margin	(0.1)%	3.0%	4.5%	6.3%
Adjustments:
Transaction-related expenses (1)	—	938	1,118	1,642
Severance (2)	5,362	—	5,362	—
Asset impairments and related costs (3)	16,952	—	16,952	—
Restaurant impairments and closing costs (4)	11,573	—	16,502	—
Payroll tax audit contingency (5)	—	5,000	—	5,000
Purchased intangibles amortization (6)	1,545	—	4,535	—
Adjusted income from operations	$34,311	$35,448	$195,765	$200,898
Adjusted operating income margin	3.2%	3.7%	5.9%	6.5%

Net (loss) income attributable to Bloomin’ Brands	$(11,443)	$11,294	$68,681	$149,385
Adjustments:
Transaction-related expenses (1)	—	938	1,118	1,642
Severance (2)	5,362	—	5,362	—
Asset impairments and related costs (3)	16,952	—	16,952	—
Restaurant impairments and closing costs (4)	11,573	—	16,502	—
Payroll tax audit contingency (5)	—	5,000	—	5,000
Purchased intangibles amortization (6)	1,545	—	4,535	—
Loss on extinguishment and modification of debt (7)	—	—	11,092	14,586
Total adjustments, before income taxes	35,432	5,938	55,561	21,228
Adjustment to (benefit) provision for income taxes (8)	(11,360)	(4,047)	(18,902)	(62,417)
Net adjustments	24,072	1,891	36,659	(41,189)
Adjusted net income	$12,629	$13,185	$105,340	$108,196

Diluted (loss) earnings per share	$(0.09)	$0.09	$0.54	$1.16
Adjusted diluted earnings per share	$0.10	$0.10	$0.82	$0.84

Basic weighted average common shares outstanding	125,289	123,747	125,023	122,624

Effect of diluted securities (9):
Stock options	2,912	5,500	3,055	5,303
Nonvested restricted stock and restricted stock units	—	192	70	537
Diluted weighted average common shares outstanding	128,201	129,439	128,148	128,464
_________________

(1)
Relates primarily to costs incurred with the secondary offering of our common stock in March 2014 and May 2013, respectively, and Brazil acquisition-related costs incurred during the three and nine months ended September 30, 2013.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(2)	Relates to severance expense incurred as a result of our organizational realignment.

(3)	Represents asset impairment charges and related costs associated with our decision to sell the Roy’s concept and corporate aircraft.

(4)
Represents impairments incurred in the thirteen and thirty-nine weeks ended September 28, 2014 for the International Restaurant Closure Initiative and expenses incurred in connection with the Domestic Restaurant Closure Initiative during the thirty-nine weeks ended September 28, 2014.

(5)	Relates to an IRS audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by our tipped employees during calendar year 2010.

(6)	Represents non-cash intangible amortization recorded as a result of the acquisition of our Brazil operations.

(7)	Relates to the refinancing in May 2014 and the repricing in April 2013 of our Senior Secured Credit Facility.

(8)
Income tax effect of adjustments for the thirteen and thirty-nine weeks ended September 28, 2014 was calculated based on the statutory rate applicable to jurisdictions in which the above non-GAAP adjustments relate. For the three and nine months ended September 30, 2013, we utilized a normalized annual effective tax rate of 22.0%, which excludes the income tax benefit of the valuation allowance release.

(9)
Due to the net loss, the effect of dilutive securities was excluded from the calculation of diluted (loss) earnings per share for the thirteen weeks ended September 28, 2014. For adjusted diluted earnings per share, the effect of the dilutive securities is included in the calculation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA (EBITDA adjusted for certain significant items, as noted below) are supplemental measures of operating performance. The following table reconciles Net (loss) income attributable to Bloomin’ Brands to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 28, 2014 and the three and nine months ended September 30, 2013 (in thousands):

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Net (loss) income attributable to Bloomin’ Brands	$(11,443)	$11,294	$68,681	$149,385
(Benefit) provision for income taxes	(4,110)	(91)	22,839	(30,696)
Interest expense, net	13,837	17,690	45,544	56,585
Depreciation and amortization	48,750	40,135	143,542	121,220
EBITDA	47,034	69,028	280,606	296,494
Impairments and disposals (1)	17,862	519	19,240	2,000
Transaction-related expenses (2)	—	938	1,118	1,642
Stock-based compensation expense	4,000	3,170	11,839	10,618
Other losses (gains) (3)	481	(158)	(505)	389
Severance (4)	5,362	—	5,362	—
Restaurant impairment and closing costs (5)	11,573	—	16,502	—
Payroll tax audit contingency (6)	—	5,000	—	5,000
Loss on extinguishment and modification of debt (7)	—	—	11,092	14,586
Adjusted EBITDA	$86,312	$78,497	$345,254	$330,729
_________________

(1)
Represents non-cash impairment charges for fixed assets and intangible assets and net gains or losses on the disposal of fixed assets. Includes asset impairment charges associated with our decision to sell the Roy’s concept and corporate aircraft.

(2)
Relates primarily to costs incurred with the secondary offering of our common stock in March 2014 and May 2013, respectively, and Brazil acquisition-related costs incurred during the three and nine months ended September 30, 2013.

(3)
Represents expenses incurred as a result of net (losses) gains on partner deferred compensation participant investment accounts, foreign currency loss (gain) and the loss (gain) on the cash surrender value of executive life insurance.

(4)	Relates to severance expense incurred as a result of our organizational realignment. Included in severance is $0.9 million of modified stock compensation expense.

(5)
Represents impairments incurred in the thirteen and thirty-nine weeks ended September 28, 2014 for the International Restaurant Closure Initiative and expenses incurred in connection with the Domestic Restaurant Closure Initiative during the thirty-nine weeks ended September 28, 2014.

(6)	Relates to an IRS audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by our tipped employees during calendar year 2010.

(7)	Relates to the refinancing in May 2014 and the repricing in April 2013 of our Senior Secured Credit Facility.

Liquidity and Capital Resources

TRANSACTIONS

Effective January 1, 2014, we purchased the remaining partnership interests in certain of our limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 37 Bonefish Grill restaurants for an aggregate purchase price of $17.2 million. Effective March 1, 2014, we acquired two Bonefish Grill restaurants from a franchisee for a purchase price of approximately $3.2 million, including customary escrow amounts. See Note 2 - Acquisitions of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We completed a refinancing of our Senior Secured Credit Facilities and entered into the Amended Credit Agreement on May 16, 2014. See Note 8 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information.

To facilitate development opportunities outside the U.S., we amended our royalty agreement with the founders of Carrabba’s effective June 1, 2014. See Note 7 - Goodwill and Intangible Assets, Net of the Notes to Consolidated Financial Statements for further information.
In September 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. See Note 12 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

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

Cash and Cash Equivalents - At September 28, 2014 and December 31, 2013, we had $144.7 million and $209.9 million, respectively, in cash and cash equivalents, of which $97.4 million and $107.5 million, respectively, was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. We consider the undistributed earnings related to our foreign affiliates at September 28, 2014 to be permanently reinvested and are expected to continue to be permanently reinvested. Accordingly, no provision for United States income and additional foreign taxes has been recorded on aggregate undistributed earnings of $145.3 million at September 28, 2014. If we identify an exception to our general reinvestment policy of undistributed earnings, additional tax liabilities will be recorded. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

We decided to close 36 underperforming international locations, primarily in South Korea. In connection with the International Restaurant Closure Initiative, we expect future cash expenditures of $19.0 million to $29.0 million, primarily related to lease liabilities, through February 2024. We believe our South Korea subsidiary has sufficient cash to meet these obligations and support ongoing operations.

Capital Expenditures - We estimate that our capital expenditures will total between approximately $215.0 million and $235.0 million in 2014. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout the remainder of 2014.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Credit Facilities - Our credit facilities consist of the Senior Secured Credit Facility and the CMBS Loan. See Note 8 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information. Following is a summary of principal payments and debt issuance from December 31, 2012 to September 28, 2014 (in thousands):

	SENIOR SECURED CREDIT FACILITY			2012 CMBS LOAN
	TERM LOAN A	TERM LOAN B	REVOLVING FACILITY	FIRST MORTGAGE LOAN	FIRST MEZZANINE LOAN	SECOND MEZZANINE LOAN	TOTAL CREDIT FACILITIES
Balance at December 31, 2012	$—	$1,000,000	$—	$319,574	$87,048	$87,273	$1,493,895
2013 payments	—	(65,000)	—	(7,930)	(917)	(569)	(74,416)
Balance at December 31, 2013	—	935,000	—	311,644	86,131	86,704	1,419,479
2014 new debt issued (1) (2) (3)	300,000	—	415,000	—	—	—	715,000
2014 payments (1) (3)	—	(710,000)	—	(9,785)	(739)	(464)	(720,988)
Balance at September 28, 2014	$300,000	$225,000	$415,000	$301,859	$85,392	$86,240	$1,413,491
________________

(1)	$700.0 million relates to the refinancing of our Senior Secured Credit Facility, which did not increase total indebtedness.

(2)	Term Loan A was issued with a discount of $2.9 million.

(3)
Includes $15.0 million of borrowings on the swing line loan sub-facilities, which was repaid subsequent to September 28, 2014. In October 2014, we drew an additional $10.0 million on the revolving credit facility.

We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities at September 28, 2014 (in thousands, except interest rate):

	INTEREST RATE		PRINCIPAL MATURITY DATE	OUTSTANDING
	SEPTEMBER 28, 2014	ORIGINAL FACILITY		SEPTEMBER 28, 2014	DECEMBER 31, 2013
Term loan A, net of discount of $2.9 million	2.16%	$300,000	May 2019	$300,000	$—
Term loan B, net of discount of $10.0 million	3.50%	225,000	October 2019	225,000	935,000
Revolving credit facility (1)	2.16%	600,000	May 2019	415,000	—
Total Senior Secured Credit Facility		1,125,000		940,000	935,000
First mortgage loan (2)	4.07%	324,800	April 2017	301,859	311,644
First mezzanine loan	9.00%	87,600	April 2017	85,392	86,131
Second mezzanine loan	11.25%	87,600	April 2017	86,240	86,704
Total 2012 CMBS loan		500,000		473,491	484,479
Total credit facilities		$1,625,000		$1,413,491	$1,419,479
________________

(1)	Outstanding balance at September 28, 2014, includes $15.0 million of borrowings on the swing line loan sub-facilities at 4.25%.

(2)	Represents the weighted-average interest rate for the respective period.

At September 28, 2014, we had $155.4 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $29.6 million.

The Amended Credit Agreement contains mandatory prepayment requirements for Term loan A and Term loan B. Beginning with the fiscal year ended December 28, 2014, we are required to prepay outstanding amounts under our term loans with 50% of our annual excess cash flow, as defined in the Amended Credit Agreement. The amount of outstanding term loans required to be prepaid may vary based on our leverage ratio and year-end results. Other than the required minimum amortization premiums of $15.0 million, we do not anticipate any other payments will be required through September 27, 2015.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The 2012 CMBS Loan requires annual amortization payments ranging from approximately $9.9 million to $10.9 million, payable in scheduled monthly installments through March 2017, with the remaining balance due upon maturity in April 2017.

Our Amended Credit Agreement and 2012 CMBS Loan contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 8 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information.

At September 28, 2014 and December 31, 2013, we were in compliance with these debt covenants.

Cash Flow Hedges of Interest Rate Risk - In September 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a forward start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, we will pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. Based on the current LIBOR curve, we estimate approximately $3.3 million of additional interest expense in fiscal 2015 as a result of the Swap Transaction. See Note 12 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Net cash provided by operating activities	$159,548	$126,673
Net cash used in investing activities	(176,018)	(161,472)
Net cash used in financing activities	(48,868)	(43,005)
Effect of exchange rate changes on cash and cash equivalents	138	(228)
Net decrease in cash and cash equivalents	$(65,200)	$(78,032)

Operating activities - Net cash provided by operating activities increased during thirty-nine weeks ended September 28, 2014, as compared to the nine months ended September 30, 2013 primarily due to lower cash interest payments, timing of payments on accounts payable and utilization of inventory on hand.  These increases were partially offset by higher income tax payments, an increase in the redemption of gift cards and timing of credit card collections.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Investing activities

(in thousands):	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Capital expenditures	$(174,432)	$(166,154)
Acquisition of business, net of cash acquired	(3,063)	—
Purchases of life insurance policies	(1,682)	(760)
Net change in restricted cash, net	(1,538)	810
Proceeds from sale of life insurance policies	627	1,071
Proceeds from disposal of property, fixtures and equipment	4,070	3,561
Net cash used in investing activities	$(176,018)	$(161,472)

Net cash used in investing activities for the thirty-nine weeks ended September 28, 2014 consisted primarily of capital expenditures and net cash paid to acquire certain franchise restaurants partially offset by proceeds from the disposal of property, fixtures and equipment. Net cash used in investing activities for the nine months ended September 30, 2013 consisted primarily of capital expenditures partially offset by proceeds from the disposal of property, fixtures and equipment.

Financing activities

(in thousands):	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013
Repayments of debt	$(784,659)	$(37,401)
Purchase of limited partnership interests	(17,211)	—
Repayments of partner deposits and accrued partner obligations	(17,603)	(17,426)
Financing fees	(4,492)	(12,519)
Distributions to noncontrolling interests	(3,331)	(5,799)
Proceeds from borrowings	771,588	—
Proceeds from exercise of stock options, net of shares withheld for employee taxes	5,773	24,311
Excess tax benefits from stock-based compensation	1,067	—
Repayments of notes receivable due from stockholders	—	5,829
Net cash used in financing activities	$(48,868)	$(43,005)

Net cash used in financing activities for the thirty-nine weeks ended September 28, 2014 was primarily attributable to the following: (i) repayments of the Term loan B due to the Senior Secured Credit Facility refinancing in May 2014 and voluntary prepayments, (ii) the purchase of outstanding limited partnership interests in certain restaurants, (iii) repayments of partner deposits and accrued partner obligations and (iv) financing fees related to the Senior Secured Credit Facility refinancing.  Net cash used in financing activities was partially offset by proceeds from the refinancing of the Senior Secured Credit Facility and proceeds from stock based compensation plans, net of shares withheld for employee taxes.

Net cash used in financing activities for the nine months ended September 30, 2013 was primarily attributable to the following: (i) repayments of long-term debt, (ii) repayments of partner deposits and accrued partner obligations, (iii) payments of financing fees for the amended Term loan B repricing transaction completed in April 2013 and (iv) distributions to noncontrolling interests. Net cash used in financing activities was partially offset by the receipt of proceeds from stock based compensation plans, net of shares withheld for employee taxes and repayments of notes receivable due from stockholders.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (in thousands):

	SEPTEMBER 28,	DECEMBER 31,
	2014	2013
Current assets	$451,459	$483,396
Current liabilities	684,845	747,270
Working capital (deficit)	$(233,386)	$(263,874)

Working capital (deficit) included Unearned revenue from unredeemed gift cards of $226.9 million and $359.4 million at September 28, 2014 and December 31, 2013, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for the year ended December 31, 2013, we disclosed that we had $3.4 billion in total contractual obligations. At September 28, 2014, other than the timing of long-term debt payments, there are no material changes outside of the ordinary course of business to our total contractual obligations. Timing of long-term debt payments changed as a result of the May 2014 refinancing of our Senior Secured Credit Facility.

	PAYMENTS DUE BY PERIOD AS OF SEPTEMBER 28, 2014
		LESS THAN	1-3	3-5	MORE THAN
(in thousands):	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Contractual Obligations
Long-term debt (including current portion)	$1,419,654	$42,385	$502,368	$647,526	$227,375

Deferred Compensation Programs

Managing and chef partners that are eligible to participate in our deferred compensation programs receive commitments for cash contributions, which are our unsecured obligations. We use current and historical restaurant performance information to estimate the deferred obligations to managing and chef partners. The deferred compensation obligation due managing and chef partners was $149.8 million and $148.3 million at September 28, 2014 and December 31, 2013, respectively.

We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors. At September 28, 2014 and December 31, 2013, the rabbi trust was $72.4 million and $71.8 million, respectively. The unfunded obligation for managing and chef partners’ deferred compensation is $77.4 million at September 28, 2014.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We use capital to fund the deferred compensation plans and currently expect cash funding of $20.0 million to $25.0 million through September 27, 2015. Actual funding of the deferred compensation obligations and future funding requirements may vary significantly depending on the actual performance compared to targets, timing of deferred payments of partner contracts, forfeiture rates, number of partner participants, growth of partner investments and our funding strategy. Actual funding may differ materially from estimates.

DIVIDENDS

We did not declare or pay any dividends on our common stock during 2013 or during the thirty-nine weeks ended September 28, 2014. Our Board of Directors does not intend to pay regular dividends on our common stock. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in the credit facilities and other considerations, determine to pay dividends in the future.

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

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards, see Note 16, Recently Issued Financial Accounting Standards, of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

BLOOMIN’ BRANDS, INC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, changes in foreign currency exchange rates and changes in commodity prices. We believe that there have been no material changes in our market risk since December 31, 2013, except as set forth below. For further information on market risk, refer to Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2013 Form 10-K.

Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates, which could affect our consolidated balance sheet, earnings and cash flows. Stockholders’ equity can be adversely affected by changing interest rates, as after-tax changes in the fair value of interest rate swaps designated as cash flow hedges are reflected as increases and decreases to a component of stockholders’ equity.

We manage our exposure to market risk through regular operating and financing activities and when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for speculative purposes. See Note 12 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

At September 28, 2014, our interest rate risk was primarily from variable interest rate changes on our Senior Secured Credit Facility and a portion of our 2012 CMBS Loan. To manage the risk of fluctuations in variable interest rate debt, we entered into interest rate swaps for an aggregate notional amount of $400.0 million in September 2014. We also use an interest rate cap to limit the volatility of the floating rate component of a portion of the 2012 CMBS Loan.

We utilize valuation models to estimate the effects of changing interest rates. The following table summarizes the changes to fair value and interest expense under a shock scenario. This analysis assumes that interest rates change suddenly, as an interest rate “shock” and continue to increase or decrease at a consistent level above or below the LIBOR curve.

	SEPTEMBER 28, 2014
(in thousands)	INCREASE (1)	DECREASE (2)
Change in fair value:
Interest rate swap	$13,697	$(17,816)

Change in annual interest expense (3):
Variable rate debt	$6,589	$(1,559)
________________

(1)	The potential change from a hypothetical 100 basis point increase in short-term interest rates.

(2)
The potential change from a hypothetical basis point decrease in short-term interest rates based on the LIBOR curve with a floor of zero. The curve ranges from our current interest rate of 16 basis points to 56 basis points.

(3)	Excludes the floating rate component of the CMBS loan.

BLOOMIN’ BRANDS, INC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of September 28, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent thirteen weeks ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 15 - Commitments and Contingencies, of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the third quarter of 2014 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended September 28, 2014:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
June 30, 2014 through July 27, 2014	718	$20.99	*	*
July 28, 2014 through August 24, 2014	119	$19.69	*	*
August 25, 2014 through September 28, 2014	3,130	$16.67	*	*
Total	3,967		*	*
____________________

*	These amounts are not applicable as we do not have a share repurchase program in effect.

(1)	Common stock purchased during the thirteen weeks ended September 28, 2014 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock awards.

BLOOMIN’ BRANDS, INC.

Item 5. Other Information

On October 30, 2014, the Company decided to close 36 underperforming international locations, primarily in South Korea (“International Restaurant Closure Initiative”). We expect to substantially complete these restaurant closings during the fourth quarter of 2014 and the first quarter of 2015. In connection with the International Restaurant Closure Initiative, we incurred pre-tax asset impairments of approximately $11.6 million during the thirteen and thirty-nine weeks ended September 28, 2014. We currently expect to incur additional charges of approximately $19.0 million to $29.0 million, including costs associated with lease obligations, employee terminations and other closure related obligations. Following is a summary of estimated pre-tax expense by type:

	ESTIMATED EXPENSE (IN MILLIONS)
Lease related liabilities, net of subleases	$12.0	to	$20.0
Employee severance	$6.0	to	$7.0
Other obligations	$1.0	to	$2.0

We expect to incur expenses for lease-related liabilities, employee severance and other obligations over the next two fiscal quarters. Total future cash expenditures of $19.0 million to $29.0 million, primarily related to lease liabilities, are expected to occur through February 2024. The amounts and timing of all estimates are subject to a number of assumptions and actual results may differ.

BLOOMIN’ BRANDS, INC.

Item 6.  Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1
Amendment, dated July 30, 2014, to the Officer Employment Agreement made and entered into August 16, 2010 and effective for all purposes as of August 16, 2010 by and among David A. Pace and OSI Restaurant Partners, LLC
August 5, 2014 Form 10-Q Exhibit 10.8

10.2
Amendment, dated September 16, 2014, to the Officer Employment Agreement made and entered into August 7, 2013 and effective for all purposes as of August 16, 2010 by and among Amanda L. Shaw and Bloomin’ Brands, Inc.
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

Date:	November 4, 2014	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)

[Remainder of page intentionally left blank]