Form 10-K
period 2014-12-28
Bloomin' Brands, Inc.
filed 2015-02-24
CIK 1546417

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 28, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Global Select Market) was $1.6 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13G with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 18, 2015, 126,386,965 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders on April 29, 2015, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 28, 2014, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BLOOMIN’ BRANDS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For Fiscal Year 2014

BLOOMIN’ BRANDS, INC.

PART I

Cautionary Statement

This Annual Report on Form 10-K (the “Report”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “feels,” “seeks,” “forecasts,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. Important factors that could cause actual results to differ materially from statements made or suggested by forward-looking statements include, but are not limited to, those described in the “Risk Factors” section of this filing and the following:

(i)	Economic conditions and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

(ii)	Our ability to compete in the highly competitive restaurant industry with many well-established competitors and new market entrants;

(iii)	Our ability to preserve and grow the reputation and value of our brands;

(iv)
Our ability to acquire attractive sites on acceptable terms, obtain required permits and approvals, recruit and train necessary personnel and obtain adequate financing in order to develop new restaurants as planned, and difficulties in estimating the performance of newly opened restaurants;

(v)	The effects of international economic, political, social and legal conditions on our foreign operations and on foreign currency exchange rates;

(vi)	Our ability to effectively respond to changes in patterns of consumer traffic, consumer tastes and dietary habits;

(vii)	Seasonal and periodic fluctuations in our results and the effects of significant adverse weather conditions and other disasters or unforeseen events;

(viii)	Our ability to comply with governmental laws and regulations, the costs of compliance with such laws and regulations and the effects of changes to applicable laws and regulations;

(ix)	Minimum wage increases and additional mandated employee benefits;

(x)	Fluctuations in the price and availability of commodities;

BLOOMIN’ BRANDS, INC.

(xi)	Consumer reactions to public health and food safety issues;

(xii)	Our ability to protect our information technology systems from interruption or security breach and to protect consumer data and personal employee information; and

(xiii)
The effects of our substantial leverage and restrictive covenants in our various credit facilities on our ability to raise additional capital to fund our operations, to make capital expenditures to invest in new or renovate restaurants and to react to changes in the economy or our industry, and our exposure to interest rate risk in connection with our variable-rate debt.

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

BLOOMIN’ BRANDS, INC.

Item 1.    Business

General and History - Bloomin’ Brands, Inc. (“Bloomin’ Brands,” the “Company,” “we,” “us,” and “our”) is one of the largest casual dining restaurant companies in the world, with a portfolio of leading, differentiated restaurant concepts. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Our restaurant concepts range in price point and degree of formality from casual (Outback Steakhouse and Carrabba’s Italian Grill) to upscale casual (Bonefish Grill) and fine dining (Fleming’s Prime Steakhouse & Wine Bar). In January 2015, we sold our Roy’s concept.

As of December 28, 2014, we owned and operated 1,344 restaurants and franchised 166 restaurants across 48 states, Puerto Rico, Guam and 21 countries.

Our predecessor, OSI Restaurant Partners, Inc., opened the first Outback Steakhouse restaurant in 1988. In 1991, OSI Restaurant Partners, Inc. completed an initial public offering (“IPO”). In 1996, we expanded the Outback Steakhouse concept internationally.

On June 14, 2007, Bloomin’ Brands, which was incorporated in 2006, acquired OSI Restaurant Partners, Inc. by means of a merger and related transactions (the “Merger”). At the time of the Merger, OSI Restaurant Partners, Inc. was converted into a limited liability company named OSI Restaurant Partners, LLC (“OSI”). OSI is our primary operating entity. New Private Restaurant Properties, LLC (“PRP”), a wholly-owned subsidiary of Bloomin’ Brands, leases our owned restaurant properties to OSI subsidiaries. In August 2012, we completed an IPO of our common stock.

OUR RESTAURANT CONCEPTS

Outback Steakhouse - U.S. - Outback Steakhouse is a casual steakhouse restaurant focused on steaks, signature flavors and Australian decor. The Outback Steakhouse menu offers seasoned and seared or wood-fire grilled steaks, chops, chicken, seafood, pasta, salads and seasonal specials. The menu also includes several specialty appetizers, including our signature Bloomin’ Onion®, and desserts, together with full bar service featuring Australian wine and beer.

Carrabba’s Italian Grill - Carrabba’s Italian Grill is a casual authentic Italian restaurant featuring handcrafted dishes. The Carrabba’s Italian Grill menu includes a variety of Italian pasta, chicken, beef and seafood dishes, salads and wood-fired pizza. Our ingredients are sourced from around the world and our traditional Italian exhibition kitchen allows consumers to watch handmade dishes being prepared.

Bonefish Grill - Bonefish Grill is an upscale casual seafood restaurant featuring market fresh grilled fish. The Bonefish Grill menu is anchored by fresh fish, hand-cut and topped with freshly prepared sauces, and seasonal seafood specials. In addition, Bonefish Grill offers beef, pork and chicken entrées, as well as several specialty appetizers, including our signature Bang Bang Shrimp,® and desserts.

Fleming’s Prime Steakhouse & Wine Bar - Fleming’s Prime Steakhouse & Wine Bar is a contemporary steakhouse featuring prime cuts of beef, fresh seafood and pork and chicken entrées, accompanied by an extensive assortment of freshly prepared salads and side dishes. The steak selection features USDA Prime corn-fed beef, both wet- and dry-aged for flavor and texture, in a selection of sizes and cuts. Fleming’s Prime Steakhouse & Wine Bar offers a large selection of wines by the glass, with 100 wines available.

Bloomin’ Brands International - Bloomin’ Brands International is our business unit for developing and operating our restaurants outside of the U.S. We have cross-functional, local management to support and grow restaurants in each of the countries where we have Company-owned operations. Our international operations are integrated with our corporate organization to leverage enterprise-wide capabilities, including marketing, finance, real estate, information technology, legal, supply chain management and productivity.

Prior to November 1, 2013, our Outback Steakhouse locations in Brazil were operated as an unconsolidated joint venture (“Brazil Joint Venture”). On November 1, 2013, we acquired a controlling interest in the Brazil Joint Venture.

BLOOMIN’ BRANDS, INC.

As of December 28, 2014, we owned and operated 167 international Outback Steakhouse restaurants and franchised 55 restaurants across 21 countries and Guam. As of December 28, 2014, our other concepts did not operate outside of the U.S. See Item 2 - Properties for disclosure of our international Outback Steakhouse restaurant count by country.

Financial information about geographic areas is included in Note 2 - Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements.

System-wide Restaurant Summary - Following is a system-wide rollforward of restaurants in operation during fiscal year 2014:

	DECEMBER 31,	2014 ACTIVITY		DECEMBER 28,	U.S. STATE
	2013	OPENED	CLOSED	2014	COUNT
Number of restaurants:
Outback Steakhouse
Company-owned—U.S.	663	3	(18)	648
Company-owned—international (1) (2) (3)	169	24	(26)	167
Franchised—U.S.	105	1	(1)	105
Franchised—international (2)	51	5	(1)	55
Total	988	33	(46)	975	48
Carrabba’s Italian Grill
Company-owned	239	6	(3)	242
Franchised	1	—	—	1
Total	240	6	(3)	243	32
Bonefish Grill
Company-owned (4)	187	17	(3)	201
Franchised (4)	7	—	(2)	5
Total	194	17	(5)	206	37
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	65	1	—	66	28
Roy’s
Company-owned	21	—	(1)	20	7
System-wide total	1,508	57	(55)	1,510
____________________

(1)	The restaurant count for Brazil is reported as of November 30, 2014 and excludes one restaurant opened in December 2014.

(2)	Effective December 28, 2014, we sold one Company-owned Outback Steakhouse location in Mexico to an existing franchisee.

(3)	The restaurant count as of December 28, 2014 includes 21 locations scheduled to close during 2015, including 20 in South Korea.

(4)	Effective March 1, 2014, we acquired two Bonefish Grill restaurants from a franchisee.

Selected sales data - Following is sales mix by product type and average check per person for domestic Company-owned restaurants during fiscal year 2014:

	Outback Steakhouse (U.S.)	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse & Wine Bar
Food & non-alcoholic beverage	89%	84%	77%	71%
Alcoholic beverage	11%	16%	23%	29%
	100%	100%	100%	100%

Average check per person	$21	$21	$24	$71

BLOOMIN’ BRANDS, INC.

Lunch expansion - All of our concepts serve dinner every day of the week. Outback Steakhouse and Carrabba’s Italian Grill are open for lunch on Saturday and Sunday (“weekend lunch”), with many locations also open for lunch Monday through Friday (“weekday lunch”). Most international locations serve lunch and dinner. Following is the percentage of U.S. Outback Steakhouse and Carrabba’s Italian Grill locations open for weekday and weekend lunch as of the dates indicated:

	DECEMBER 28, 2014		DECEMBER 31, 2013		DECEMBER 31, 2012
	WEEKEND	WEEKDAY	WEEKEND	WEEKDAY	WEEKEND	WEEKDAY
Outback Steakhouse	100%	61%	100%	35%	100%	19%
Carrabba’s Italian Grill	100%	55%	100%	40%	100%	9%

RESTAURANT DESIGN AND DEVELOPMENT

Site Design - We generally construct freestanding buildings on leased properties, although certain leased sites are also located in strip shopping centers. Construction of a new restaurant typically takes 60 to 180 days from the date the location is leased or under contract and fully permitted. In the majority of cases, future restaurant development will result from the lease of existing third-party retail space. We typically design the interior of our restaurants in-house, utilizing outside architects when necessary.

Remodel and Relocation Plans - We have an ongoing program across all of our concepts to maintain the relevance of our restaurants’ ambience. We also have an ongoing relocation plan, primarily related to the Outback Steakhouse brand. This multi-year relocation plan is focused on driving additional traffic to our restaurants by moving legacy restaurants from non-prime to prime locations within the same trade area.

Site Selection Process - We have a central site selection team comprised of real estate development, property/lease management and design and construction personnel. This site selection team also utilizes a combination of existing field operations managers, internal development personnel and outside real estate brokers to identify and qualify potential sites.

Restaurant Development

Domestic Development - Bonefish Grill unit growth will continue to be our top domestic development priority in 2015. We believe we have the potential to increase the units in our Bonefish Grill concept to over 300 in the next three to five years. Currently, the majority of Bonefish Grill restaurants are located in the southern and eastern U.S., with significant geographic expansion potential in the top 100 U.S. markets. In addition, we believe that Fleming’s Prime Steakhouse & Wine Bar has existing geography fill-in and market expansion opportunities based on its current location mix.

International Development - We continue to expand internationally, leveraging established equity and franchise markets in Asia and South America and in strategically selected emerging and high-growth developed markets, focusing on Brazil and China. We see significant potential for growth of Outback Steakhouse in Brazil to 100 restaurants. New restaurant growth in Brazil will be our top international development priority in 2015. We plan to introduce the Carrabba’s Italian Grill concept in Brazil, known as Abbraccio, with our first opening expected in March 2015.

We will utilize the ownership structure and market entry strategy that best fits the needs for a particular market, including Company-owned units, joint ventures and franchises. In markets where there is potential for a significant number of restaurants, we expect to focus on Company-owned units and joint ventures rather than franchises.

RESEARCH & DEVELOPMENT / INNOVATION

We utilize a global core menu policy to ensure consistency and quality in our menu offerings. Before we add an item to the core menu, we conduct consumer research. Our research and development (“R&D”) team reviews and approves the item. Internationally, we have teams in our developed markets that tailor our menus to address the preferences of local consumers.

BLOOMIN’ BRANDS, INC.

We continuously evolve our product offerings based on consumer trends and feedback and to improve our efficiency. We have a 12-month pipeline of new menu and promotional items across all concepts, and we are able to quickly make adjustments with market demands, when necessary. In addition, we have dedicated resources focused on productivity across the portfolio. For new menu items and significant product changes, we have a testing process that includes direct consumer feedback on the product as well as pricing.

INFORMATION SYSTEMS

Restaurant-level financial and accounting controls are handled through the point-of-sale (“POS”) system and network in each restaurant that communicates with our corporate headquarters. The POS system is also used to authorize and transmit credit card sales transactions. Our Company-owned restaurants are connected through data centers and a portal to provide our corporate employees and regional partners with access to business information and tools that allow them to collaborate, communicate, train and share information.

We continue to invest in our infrastructure to provide a better overall consumer experience, reduce our costs, create efficiencies and enhance security. During 2014, we implemented several productivity tools including a labor tool that automates scheduling and a centralized inventory management system to monitor our commodity costs. We also made infrastructure enhancements to our financial, POS and human resource systems in 2014.

ADVERTISING AND MARKETING

We generally advertise through national television and/or radio media, with some spot television advertising for Carrabba’s Italian Grill. Our concepts have an active public relations program and also rely on national promotions, site visibility, local marketing, digital marketing, direct mail, billboards and point-of-sale materials to promote our restaurants. Internationally, we have teams in our developed markets that engage local agencies to tailor advertising to each market and develop relevant and timely promotions based on local consumer demand.

To help maintain consumer interest and relevance, each concept leverages limited-time offers featuring seasonal specials. We promote limited-time offers through integrated marketing programs that utilize all of our advertising resources.

RESTAURANT OPERATIONS

Management and Employees - The management staff of our restaurants varies by concept and restaurant size. Our restaurants employ primarily hourly employees, many of whom work part-time. The managing partner of each restaurant has primary responsibility for the day-to-day operation of the restaurant and is required to abide by Company-established operating standards. Area operating partners are responsible for overseeing the operations of typically six to 14 restaurants and managing partners in a specific region.

Area Operations Directors, Restaurant Managing Partner and Chef Partner Programs - Area Operations Directors, Restaurant Managing Partners and Chef Partners generally receive distributions or payments for providing management and supervisory services to their restaurants based on a percentage of their restaurants’ monthly distributable cash flow (“Monthly Payments”).

Restaurant Managing Partners and Chef Partners are eligible to participate in deferred compensation programs. Under these deferred compensation programs, the Restaurant Managing Partners and Chef Partners are eligible to receive payments beginning upon completion of their five-year employment agreement. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans.

On the fifth anniversary of the opening of each new restaurant, the Area Operations Director supervising the restaurant during the first five years of operation receives an additional bonus based upon the average annual distributable cash flow of the restaurant. In addition to Monthly Payments and deferred compensation, Area Operations Directors,

BLOOMIN’ BRANDS, INC.

Restaurant Managing Partners and Chef Partners whose restaurants achieve certain annual sales and profitability targets are eligible to receive an annual bonus equal to a percentage of the restaurant’s incremental sales increase.

Many of our Restaurant Managing Partners enter into employment agreements and purchase participation interests in the cash distributions from the restaurants they manage. The amount and terms vary by country. This interest gives the partners the right to receive a percentage of the restaurant’s annual cash flows for the duration of the agreement.

Supervision and Training - We require our Area Operations Directors and Restaurant Managing Partners to have significant experience in the full-service restaurant industry. All Area Operations Directors and Restaurant Managing Partners are required to complete a comprehensive training program that emphasizes our operating strategy, procedures and standards. The Restaurant Managing and Area Operations Directors, together with our Presidents, Regional Vice Presidents, Vice Presidents of Training and Directors of Training, are responsible for selecting and training the employees for each new restaurant.

Service - In order to better assess and improve our performance,we use a third-party research firm to conduct an ongoing satisfaction measurement program that provides us with industry benchmarking information for our Company-owned and franchise locations in the U.S. We have a similar consumer satisfaction measurement program for our international Company-owned locations. These programs measure satisfaction across a wide range of experience elements.

Food Preparation and Quality Control - We have an R&D facility located in Tampa, Florida that serves as a test kitchen and vendor product qualification site. Our quality assurance team manages internal auditors responsible for supplier evaluations and external third parties who inspect supplier adherence to quality, food safety and product specification. Our suppliers also utilize third-party labs for food safety and quality verification. Suppliers that do not comply with quality, food safety and other specifications are not utilized until they have corrective actions in place and are re-certified for compliance.

Our operational teams have multiple touch points in the restaurants ensuring food safety, quality and freshness throughout all phases of the preparation process. In addition, we employ third-party auditors to verify our standards of food safety, training and sanitation.

SOURCING AND SUPPLY

We take a global approach to procurement and supply chain management, with our corporate team serving all concepts in the U.S. and internationally. In addition, we have dedicated supply chain management personnel in our larger international operations in Asia and South America. The supply chain management organization is responsible for all food and operating supply purchases as well as a large percentage of field and corporate services.

We address the end-to-end costs (from the source to the fork) associated with the products and goods we purchase by utilizing a combination of global, regional and locally based suppliers to capture the efficiencies and economies of scale. This “total cost of ownership” (“TCO”) approach focuses on the initial purchase price, coupled with the cost structure underlying the procurement and order fulfillment process. The TCO approach includes monitoring commodity markets and trends to execute product purchases at the most advantageous times. We develop sourcing strategies for all major commodity categories based on the dynamics of each category. In addition, we require our supplier partners to meet or exceed our quality assurance standards.

We have a national distribution program that includes food, beverage, smallwares and packaging goods in all major markets. This program is managed by a custom distribution company that only provides products approved for our system. This customized relationship also enables our procurement staff to effectively manage and prioritize our supply chain.

Proteins represent 60% of our global commodity procurement composition, with beef representing 53% of purchased proteins. In 2014, we purchased more than 90% of our beef raw materials from four beef suppliers that represent more than 90% of the total U.S. beef marketplace. Due to the nature of our industry, we expect to continue purchasing a

BLOOMIN’ BRANDS, INC.

substantial amount of our beef from a small number of suppliers. Other major commodity categories purchased include produce, dairy, bread and pasta, and energy sources to operate our restaurants, such as natural gas.

RESTAURANT OWNERSHIP STRUCTURES

Our restaurants are Company-owned or operated under franchise arrangements. We generate our revenues primarily from our Company-owned restaurants and secondarily through ongoing royalties from our franchised restaurants and sales of franchise rights.

Company-Owned Restaurants - Company-owned restaurants include restaurants wholly-owned by us and restaurants where we have a majority ownership. Our cash flows from entities where we have a majority ownership are limited to the portion of our ownership. The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other noncontrolling interests is eliminated in our Consolidated Statements of Operations and Comprehensive Income.

We pay royalties on the majority of our Carrabba’s Italian Grill restaurants pursuant to agreements we entered into with the Carrabba’s Italian Grill Founders (“Carrabba’s Founders”). Following is a summary of Carrabba’s royalties and locations in the U.S. subject to royalties as of December 28, 2014:

	ROYALTY PERCENTAGE			LOCATIONS AS OF DECEMBER 28, 2014
U.S. sales, except for qualifying lunch sales, as described below	1.0%	-	1.5%	230
U.S. lunch sales for new restaurants opened on or after June 1, 2014 (1)	0.5%			4
U.S. lunch sales for existing restaurants that began serving weekday lunch on or after June 1, 2014 (2)	0.5%			14
____________________

(1)	Lunch sales for new locations are defined as sales occurring prior to 4 pm local time Monday through Saturday.

(2)	Weekday lunch sales for existing locations are defined as sales occurring prior to 4 pm local time Monday through Friday.

Each Carrabba’s restaurant located outside the United States pays a one-time lump sum royalty fee, which varies depending on the size of the restaurant. No continuing royalty fee is paid to the Carrabba’s Founders for Carrabba’s restaurants located outside the United States.

Unaffiliated Franchise Program - Our unaffiliated franchise agreements grant third parties rights to establish and operate a restaurant using one of our concepts. Franchised restaurants are required to be operated in compliance with their respective concept’s methods, standards and specifications.

In 2013, we updated our standard franchise agreement in the U.S. for all new and renewing franchisees. The majority of our existing domestic franchisees continue to operate under the prior franchise agreement. As each franchise location renews, that location will convert to our then-current franchise agreement.

BLOOMIN’ BRANDS, INC.

Under the standard franchise agreements, each of our franchisees is required to pay an initial franchise fee. Franchisees also pay monthly royalties and administration fees based on a percentage of gross restaurant sales. Following is a summary of typical franchise fees based on unaffiliated franchise agreements in place as of December 28, 2014:

(all fees in thousands or as a % of gross Restaurant sales)	FRANCHISED LOCATIONS	INITIAL FRANCHISE FEE	MONTHLY FEES (2)
			ROYALTY	ADMIN.
Outback Steakhouse-U.S.	105	$40	3.00% - 3.50%	0.50%
Outback Steakhouse-international (1)	55	$40 - $200	3.00% - 6.00%	n/a
Bonefish Grill	5	$50	3.50% - 4.00%	0.50%
Carrabba’s Italian Grill	1	$40	3.50% - 5.75%	n/a
_________________

(1)	Initial fees and royalties for international franchisees vary by market. Includes one franchised location in Guam.

(2)
Under the previous franchise agreement, a U.S. franchisee typically pays a monthly royalty fee, which varies by concept, and certain U.S. franchisees pay an additional marketing administration fee. Each U.S. franchisee is also generally required to expend or contribute, on a monthly basis, a minimum of 1.5% to 3.5% of each restaurant’s monthly gross sales for local and national advertising. Under the new U.S. franchise agreement, a U.S. franchisee typically pays a monthly royalty of 3.5% of the restaurant’s gross sales and is no longer required to pay a monthly administration fee. In addition, U.S. franchisees must contribute a percentage of gross sales for national marketing programs and must spend a certain amount of gross sales on local advertising, up to a maximum of 8.0% of gross restaurant sales.

T-Bird Restaurant Group, Inc. (T-Bird) is party to an Outback Steakhouse Master Franchise Agreement.  In January 2015, T-Bird acquired its franchise and development rights from T-Bird Nevada, LLC and its affiliates.  T-Bird, through its affiliates, owns and operates 56 Outback Steakhouse  restaurants in California.  T-Bird is also party to a separate Outback Steakhouse development agreement, which gives T-Bird the exclusive right to open additional Outback Steakhouse restaurants in California through 2031 and commits T-Bird to opening seven new Outback Steakhouse restaurants in California during the next seven years.

COMPETITION

The restaurant industry is highly competitive with a substantial number of restaurant operators that compete directly and indirectly with us in respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. There is also active competition for management personnel, attractive suitable real estate sites, supplies and restaurant employees. In addition, competition is also influenced strongly by marketing and brand reputation. At an aggregate level, all major U.S. casual dining restaurants and casual dining restaurants in the international markets in which we operate would be considered competitors of our concepts. Further, we face growing competition from the supermarket industry, with improved selections of prepared meals, and from quick service and fast casual restaurants, as a result of higher-quality food and beverage offerings. Internationally, we face increasing competition due to an increase in the number of casual dining restaurant options in the markets in which we operate.

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

United States - Alcoholic beverage sales represent 15% of our consolidated restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.

BLOOMIN’ BRANDS, INC.

Our restaurant operations are also subject to federal and state laws for such matters as:

•	immigration, employment, minimum wages, overtime, tip credits, worker conditions and health care;

•	nutritional labeling, nutritional content, menu labeling and food safety;

•	the Americans with Disabilities Act (“ADA”), which, among other things, requires our restaurants to meet federally mandated requirements for the disabled; and

•	information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud.

International - Our restaurants outside of the United States are subject to similar local laws and regulations as our U.S. restaurants, including labor, food safety and information security. In addition, we are subject to anti-bribery and anti-corruption laws and regulations.

See Item 1A - Risk Factors for a discussion of risks relating to federal, state, local and international regulation of our business.

EXECUTIVE OFFICERS OF THE REGISTRANT
Below is a list of the names, ages, positions and a brief description of the business experience of each of our executive officers as of February 18, 2015.

NAME	AGE	POSITION
Elizabeth A. Smith	51	Chairman of the Board of Directors and Chief Executive Officer
David J. Deno	57	Executive Vice President and Chief Financial and Administrative Officer
Donagh M. Herlihy	51	Executive Vice President, Digital and Chief Information Officer
Stephen K. Judge	46	Executive Vice President and President of Bonefish Grill
Joseph J. Kadow	58	Executive Vice President, Chief Legal Officer and Secretary
Patrick C. Murtha	57	Executive Vice President and President of Bloomin’ Brands International
David A. Pace	55	Executive Vice President and President of Carrabba’s Italian Grill
Amanda L. Shaw	43	Senior Vice President, Chief Accounting Officer and International Finance
Jeffrey S. Smith	52	Executive Vice President and President of Outback Steakhouse

Elizabeth A. Smith was appointed Chairman in January 2012. Since November 2009, Ms. Smith has served as Chief Executive Officer and a member of our Board of Directors. Ms. Smith is a member of the Board of Directors of Hilton Worldwide Holdings, Inc.

David J. Deno has served as Executive Vice President and Chief Financial and Administrative Officer since May 2012. From December 2009 to May 2012, Mr. Deno served as Chief Financial Officer of the international division of Best Buy Co. Inc.

Donagh M. Herlihy joined Bloomin’ Brands as Executive Vice President, Digital and Chief Information Officer in September 2014. Prior to joining Bloomin’ Brands, Mr. Herlihy was Senior Vice President, Chief Information Officer and eCommerce of Avon Products, Inc. from March 2008 to August 2014.

Stephen K. Judge has served as Executive Vice President and President of Bonefish Grill since January 2013. From March 2007 to December 2012, Mr. Judge was President of Seasons 52, a restaurant concept owned by Darden Restaurants, Inc.

Joseph J. Kadow has served as Executive Vice President, Chief Legal Officer and Secretary since April 2005.

BLOOMIN’ BRANDS, INC.

Patrick C. Murtha has served as Executive Vice President and President of Bloomin’ Brands International since November 2013. From January 2006 to March 2013, Mr. Murtha was the Chief Operating Officer of Pizza Hut, Inc.

David A. Pace has served as Executive Vice President and President of Carrabba’s Italian Grill since June 2014. Mr. Pace served as Executive Vice President and Chief Resource Officer from August 2010 to June 2014. Mr. Pace served as a consultant for Egon Zehnder International from 2009 to 2010.

Amanda L. Shaw has served as Senior Vice President, Chief Accounting Officer and International Finance since September 2014. Ms. Shaw served as Senior Vice President, Technology and Chief Accounting Officer from August 2013 to September 2014. From December 2006 until August 2013, Ms. Shaw served as Corporate Controller.

Jeffrey S. Smith has served as President of Outback Steakhouse since April 2007 and Executive Vice President since January 2012.

EMPLOYEES

As of December 28, 2014, we employed approximately 100,000 persons, of which 950 are corporate personnel. None of our U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain of our employees in Brazil. We consider our employee relations to be good.

TRADEMARKS

We regard our Outback®, Outback Steakhouse®, Carrabba’s Italian Grill®, Bonefish Grill®, and “Fleming’s Prime Steakhouse & Wine Bar® service marks and our Bloomin’ Onion® trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained trademarks for several of our other menu items and for various advertising slogans. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

We license the use of our registered trademarks to franchisees and third parties through franchise arrangements and licenses. The franchise and license arrangements restrict franchisees’ and licensees’ activities with respect to the use of our trademarks, and impose quality control standards in connection with goods and services offered in connection with the trademarks.

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations. Historically, consumer traffic patterns to our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. Additionally, holidays and severe weather may affect sales volumes seasonally in some of our markets. Quarterly results have been and will continue to be significantly affected by general economic conditions, the timing of new restaurant openings and their associated pre-opening costs, restaurant closures and exit-related costs and impairments of goodwill, definite and indefinite-lived intangible assets and property, fixtures and equipment. In 2014, we changed our fiscal year end, which impacted the comparability of our quarterly and annual results to prior periods. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

ADDITIONAL INFORMATION

We make available, free of charge, through our internet website www.bloominbrands.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). You may read and copy any materials filed with the SEC at the Securities and Exchange Commission’s Public

BLOOMIN’ BRANDS, INC.

Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports and other materials filed with the SEC are also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this Report.

BLOOMIN’ BRANDS, INC.

Item 1A.    Risk Factors

The risk factors set forth below should be carefully considered. The risks described below are those that we believe could materially and adversely affect our business, financial condition or results of operations, however, they are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business and Industry

Challenging economic conditions may have a negative effect on our business and financial results.

Challenging economic conditions may negatively impact consumer spending and thus cause a decline in our financial results. For example, international, domestic and regional economic conditions and the impacts of unemployment and underemployment, reduced or stagnant disposable consumer income, financial market volatility, social unrest and governmental spending and budget matters and the slow pace of economic recovery from the recent recession generally have had a negative effect on consumer confidence and discretionary spending. This has affected consumer traffic and comparable restaurant sales for us and throughout our industry in recent periods. We believe these factors and conditions will continue to result in a challenging sales environment in the casual dining sector. Continued weakness in or a further worsening of the economy or the other factors mentioned above, generally or in particular markets in which we operate, and our consumers’ reactions to these trends could result in increased pressure with respect to our pricing, traffic levels, commodity and other costs and the continuation of our innovation and productivity initiatives, which could negatively impact our business and results of operations. These factors could also cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling of our existing restaurant locations. Further, poor economic conditions may force nearby businesses to shut down, which could cause our restaurant locations to be less attractive.

The restaurant industry is highly competitive. Our inability to compete effectively could adversely affect our business, financial condition and results of operations.

A substantial number of restaurant operators compete directly and indirectly with us with respect to price, service, location and food quality, some of which are well-established with significant resources. There is also active competition for management and other personnel and attractive suitable real estate sites. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Further, we face growing competition from the supermarket industry, with the improvement of their prepared food offerings, and from quick service and fast casual restaurants, as a result of higher-quality food and beverage offerings by those restaurants. If we are unable to continue to compete effectively, our traffic, sales and margins could decline and our business, financial condition and results of operations would be adversely affected.

Our success depends substantially on the value of our brands.

Our success depends on our ability to preserve and grow our brands. Brand value is based in large part on consumer perceptions, which are driven by both our actions and actions beyond our control. Business incidents, ineffective advertising or marketing efforts, or unfavorable mainstream or social media publicity involving us, our industry, our franchisees, or our suppliers could damage our brands. Regardless of its basis or validity, any unfavorable publicity could adversely affect public perception of our brands. Any damage to the reputation of our brands could adversely affect our business.

Risks associated with our expansion plans may have adverse effects on our ability to increase revenues.

As part of our business strategy, we intend to continue to expand our current portfolio of restaurants. Our current development schedule calls for the construction of between 40 and 50 new system-wide locations in 2015. A variety

BLOOMIN’ BRANDS, INC.

of factors could cause the actual results and outcome of those expansion plans to differ from the anticipated results, including among other things:

•	the availability of attractive sites for new restaurants;

•	acquiring or leasing those sites at acceptable prices and other terms;

•	funding or financing our development;

•	obtaining all required permits, approvals and licenses on a timely basis;

•	recruiting and training skilled management and restaurant employees and retaining those employees on acceptable terms;

•	weather, natural disasters and other events or factors beyond our control resulting in construction or other delays; and

•	consumer tastes in new geographic regions and acceptance of our restaurant concepts and awareness of our brands in those regions.

It is difficult to estimate the performance of newly opened restaurants. Earnings achieved to date by restaurants open for less than two years may not be indicative of future operating results. Should enough of these new restaurants not meet targeted performance, it could have a material adverse effect on our operating results. There is also the possibility that new restaurants may attract consumers away from other restaurants we own, thereby reducing the revenues of those existing restaurants.

We face a variety of risks associated with doing business in foreign markets that could have a negative impact on our financial performance.

We have a significant number of restaurants outside the United States, and we intend to continue our efforts to grow internationally. We currently expect at least 50% of our targeted 40 to 50 system-wide new restaurants in 2015 will be located outside the United States. Although we believe we have developed an appropriate support structure for international operations and growth, there is no assurance that international operations will be profitable or international growth will continue.

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

Currency regulations and fluctuations in exchange rates could also affect our performance. We have foreign operations in a total of 21 countries and Guam, including direct investments in restaurants in South Korea, Brazil, Hong Kong and China, as well as international franchises. As a result, we may experience losses from fluctuations in foreign currency exchange rates, and such losses could adversely affect our overall sales and earnings.

We are subject to governmental regulation of our foreign operations, including antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Any new regulatory or trade initiatives could impact our operations in certain countries. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.

Our business is subject to seasonal and periodic fluctuations and past results are not indicative of future results.

Historically, consumer traffic patterns for our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. Holidays may also affect sales volumes seasonally in some of the markets in which we operate. In addition, our quarterly results have been and will continue to be affected by the timing

BLOOMIN’ BRANDS, INC.

of new restaurant openings and their associated preopening costs, as well as restaurant closures and exit-related costs and impairments of goodwill, intangible assets and property, fixtures and equipment. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

Significant adverse weather conditions and other disasters or unforeseen events could negatively impact our results of operations.

Adverse weather conditions and natural disasters and other unforeseen events, such as winter storms, severe temperatures, thunderstorms, floods, hurricanes and earthquakes, terror attacks, war and widespread/pandemic illness, and the effects of such events on economic conditions and consumer spending patterns, could negatively impact our results of operations. Temporary and prolonged restaurant closures may occur and consumer traffic may decline due to the actual or perceived effects from these events. For example, severe winter weather conditions impacted our traffic and results of operations in the first quarter of 2014.

Loss of key management personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success will continue to depend, to a significant extent, on our leadership team and other key management personnel. If we are unable to attract and retain sufficiently experienced and capable management personnel, our business and financial results may suffer.

Our failure to comply with government regulation related to our restaurant operations, and the costs of compliance or non-compliance, could adversely affect our business.

We are subject to various federal, state, local and foreign laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, food safety, nutritional menu labeling, health care, environmental and fire agencies in the state, municipality or country in which the restaurant is located. Our suppliers are also subject to regulation in some of these areas. Any difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants. Additionally, difficulties in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of new restaurants.

Alcoholic beverage sales represent 15% of our consolidated restaurant sales and are subject to extensive state and local licensing and other regulations. The failure of a restaurant to obtain or retain a liquor license would adversely affect that restaurant’s operations. In addition, we are subject to “dram shop” statutes in certain states. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

The FDA recently adopted final regulations to implement federal nutritional disclosure requirements, and we will be required to comply with these regulations by the end of 2015. The regulations will require us to include calorie information on our menus, and provide additional nutritional information upon request. If the costs of implementing or complying with these new requirements exceed our expectations, our results of operations could be adversely affected. Furthermore, the effect of such labeling requirements on consumer choices, if any, is unclear. It is possible that we may also become subject to other regulation in the future seeking to tax or regulate high fat and high sodium foods in certain of our markets, which could be costly to comply with.
We are subject to various federal and state employment and labor laws and regulations.
Various federal and state employment and labor laws and regulations govern our relationships with our employees and affect operating costs, and similar laws and regulations apply to our operations outside of the U.S. These laws and regulations relate to matters including employment discrimination, minimum wage requirements, overtime, tip credits, unemployment tax rates, workers’ compensation rates, working conditions, immigration status, tax reporting and other wage and benefit requirements. Any significant additional government regulations and new laws governing our

BLOOMIN’ BRANDS, INC.

relationships with employees, including minimum wage increases, mandated benefits or other requirements that impose additional obligations on us, could increase our costs and adversely affect our business and results of operations.

As a significant number of our food service and preparation personnel are paid at rates related to the applicable minimum wage, federal, state and local proposals related to minimum wage requirements or similar matters could, if implemented, materially increase our labor and other costs. Our ability to respond to minimum wage increases by increasing menu prices would depend on the responses of our competitors and consumers. Our distributors and suppliers could also be affected by higher minimum wage, benefit standards and compliance costs, which could result in higher costs for goods and services supplied to us.
We rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Inaccurate FICA tax reporting could subject us to monetary liabilities, which could harm our business, results of operations and financial condition. For example, in March 2014, the IRS issued a final audit adjustment of $5.0 million to the us for the employer’s share of FICA taxes related to cash tips unreported by the our employees during the calendar year 2010.
We are also subject, in the ordinary course of business, to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. The ongoing expense of any resulting lawsuits, and any substantial settlement payment or damage award against us, could adversely affect our business and results of operations.

We rely heavily on information technology in our operations and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems across our operations and corporate functions, including point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash, data warehousing to support analytics, finance and accounting systems and other various processes and procedures, some of which are handled by third parties. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in consumer service and reduce efficiency in our operations. These problems could adversely affect our results of operations, and remediation could result in significant unplanned capital investments.

Security breaches of confidential consumer information or personal employee information may adversely affect our business.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information or other personal information of their consumers has been stolen. We also maintain certain personal information regarding our employees. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, employee error or malfeasance, denial of service attacks, viruses, worms and other disruptive problems caused by hackers and cyber criminals. A breach in our systems that compromises the information of our consumers or employees could result in widespread negative publicity, damage to the reputation of our brands, a loss of consumers and legal liabilities.

We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our consumers’ credit or debit card information or if consumer or employee information is obtained by unauthorized persons or used inappropriately. Any such claim or proceeding, or any adverse publicity resulting from such an event, may have a material adverse effect on our business.

BLOOMIN’ BRANDS, INC.

Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets.

Increased commodity, energy and other costs could decrease our profit margins or cause us to limit or otherwise modify our menus, which could adversely affect our business.

The performance of our restaurants depends on our ability to anticipate and react to changes in the price and availability of food commodities. Our business also incurs significant costs for energy, insurance, labor, marketing, and real estate. Prices may be affected due to supply, market changes, increased competition, the general risk of inflation, changes in laws, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Increased prices or shortages could affect the cost and quality of the items we buy or require us to raise prices, limit our menu options or implement alternative processes or products. For example, in 2014, commodity costs increased by 2.8% and we increased our prices at each of our concepts in the range of 2.7% to 3.1%. We cannot provide any assurance that we would be able to successfully offset increased costs by increasing menu prices or by other measures, as our ability to do so depends on a variety of factors, many of which are beyond our control. As result, these events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins.

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

We depend on frequent deliveries of fresh food products that meet our specifications and we have a limited number of suppliers for our major products, such as beef. In 2014, we purchased more than 90% of our beef raw materials from four beef suppliers that represent more than 90% of the total beef marketplace in the U.S. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. We also use one supplier in the U.S. to process beef raw materials to our specifications and we use one distribution company to provide distribution services in the U.S. Although we have not experienced significant problems with our suppliers or distributor, if our suppliers or distributor are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

In addition, if we are unable to maintain current purchasing terms or ensure service availability with our suppliers and distributor, we may lose consumers and experience an increase in costs in seeking alternative supplier or distribution services. The failure to develop and maintain supplier and distributor relationships and any resulting disruptions to the provision of food and other supplies to our restaurant locations could adversely affect our operating results.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.

Our trademarks, including Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse & Wine Bar and Bloomin’ Onion, and other proprietary rights are important to our success and our competitive position. The protective actions that we take may not be sufficient to prevent unauthorized usage or imitation by others, which

BLOOMIN’ BRANDS, INC.

could harm our image, brand or competitive position. Furthermore, our ability to protect trademarks and other proprietary rights may be more limited in certain international markets where we operate.

Litigation could have a material adverse impact on our business and our financial performance.

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters typically involve claims by consumers, employees and others regarding issues such as food borne illness, food safety, premises liability, “dram shop” statute liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry, as well as contract disputes and intellectual property infringement matters. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.

Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability.

We are self-insured, or carry insurance programs with specific retention levels or high per-claim deductibles, for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, liquor liability, employment practices liability, property, health benefits and other insurable risks. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure, including wage and hour claims. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Additionally, if our insurance costs increase, there can be no assurance that we will be able to successfully offset the effect of such increases and our results of operations may be adversely affected.

Food safety and food-borne illness concerns in our restaurants or throughout the industry or supply chain may have an adverse effect on our business by reducing demand and increasing costs.

Regardless of the source or cause, any report of food-borne illnesses and other food safety issues, whether at one of our restaurants or in the industry or supply chain generally, could have a negative impact on our traffic and sales and adversely affect the reputation of our brands. Food safety issues could be caused by suppliers or distributors and, as a result, be out of our control. Health concerns or outbreaks of disease in a food product could also reduce demand for particular menu offerings. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

The food service industry is affected by consumer preferences and perceptions, including the increasing prevalence of food allergies. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid steak and other products we offer in favor of foods that are perceived as more healthy, our business and operating results would be harmed. The increasing prevalence of food allergies and consumers with vegan and gluten-free diets, for example, may cause consumers to choose to dine out less frequently or choose other restaurants with different menu options.

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could adversely affect the trading price of our common stock.
Effective internal control over financial reporting is necessary for us to provide accurate financial information. If we are unable to adequately maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which could cause investors to lose confidence in our reported financial information and negatively affect the trading price of our common stock. Furthermore, we cannot be certain that our internal control

BLOOMIN’ BRANDS, INC.

over financial reporting and disclosure controls and procedures will prevent all possible error and fraud. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake, which could have an adverse impact on our business.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk in connection with our variable-rate debt.

We are highly leveraged. As of December 28, 2014, our total indebtedness was $1.3 billion. As of December 28, 2014, we also had $245.4 million in available unused borrowing capacity under our revolving credit facility, including undrawn letters of credit of $29.6 million.

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on indebtedness;

•	increasing our vulnerability to general economic, industry and competitive conditions and the various risks we face in our business;

•	increasing our cost of borrowing;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, dividend payments, share repurchases and future business opportunities;

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

We may incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities (the “Credit Facilities”) and the commercial mortgage-backed securities loans entered into in March 2012 (the “2012 CMBS Loan”). If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

We have $846.3 million of variable-rate debt outstanding under our Credit Facilities, and $45.1 million of the 2012 CMBS Loan bears interest based on a floating rate index. In September 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a forward start date of June 30, 2015 and mature on May 16, 2019. While these agreements limit our exposure to higher interest rates, an increase in the floating rate could cause a material increase in our interest expense due to the total amount of our outstanding variable rate indebtedness.

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

BLOOMIN’ BRANDS, INC.

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

Our ability to make scheduled payments on our debt obligations and to satisfy our operating lease obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond our control. Our ability to refinance our indebtedness also depends on our financial condition, as well as credit market conditions, at the time. We cannot be certain that conditions will be favorable when our 2012 CMBS Loan matures in 2017 or when our Credit Facilities mature in 2019, or at any earlier time we may seek to refinance our debt. We cannot be certain that we will maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, or to pay our operating lease obligations. If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations or take other actions to meet our debt service and other obligations. Our debt agreements restrict our ability to dispose of assets and how we may use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due. The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our debt agreements would constitute an event of default under those agreements and the lenders could elect to declare all amounts outstanding under them to be immediately due and payable and terminate all commitments to extend further credit.

Risks Related to Our Common Stock

Our stock price is subject to volatility.

The stock market in general is highly volatile. As a result, the market price of our common stock is similarly volatile. The price of our common stock could be subject to wide fluctuations in response to a number of factors, some of which may beyond our control. These factors include actual or anticipated fluctuations in our operating results, changes in, or our ability to achieve, estimates of our operating results by analysts, investors or management, analysts’ recommendations regarding our stock or our competitors’ stock, actions or announcements by us or our competitors, the maintenance and growth of the value of our brands, litigation, legislation or other regulatory developments affecting us or our industry, natural disasters, terrorist acts, war or other calamities and changes in general market and economic conditions.

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

As of February 18, 2015, the Bain Capital Entities hold 14.5% of our outstanding common stock. Pursuant to a registration rights agreement to which we are party with the Bain Capital Entities and certain other stockholders, the Bain Capital Entities or such other stockholders may require us to file one or more prospectus supplements to the registration statement on Form S-3 we have filed with the SEC for the resale of shares, and any shares sold pursuant to such prospectus supplements would become eligible for sale without restriction by persons other than our affiliates.

If we are unable to continue to pay dividends or repurchase our stock, your investment in our common stock may decline in value.
We recently announced the initiation of a quarterly dividend program and stock repurchase program. The continuation of these programs will require the generation of sufficient cash flows. Any decisions to declare and pay dividends and continue the stock repurchase program in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, borrowing capacity, contractual restrictions and other factors that our Board of Directors may deem relevant at the time.
Our ability to pay dividends is dependent on our ability to obtain funds from our subsidiaries and to have access to our revolving credit facility. Payment of dividends by OSI, our primary operating subsidiary, to Bloomin’ Brands is restricted under our Credit Facilities to dividends for the purpose of paying Bloomin’ Brands’ franchise and income taxes and ordinary course operating expenses; dividends for certain other limited purposes; and other dividends subject to an aggregate cap over the term of the agreement. Restricted dividend payments from OSI to Bloomin’ Brands can be made on an unlimited basis provided the total net leverage ratio does not exceed 2:50 to 1.00.
If we discontinue our dividend or stock repurchase program, or reduce the amount of the dividends we pay or stock that we repurchase, the price of our common stock may fall. As a result, you may not be able to resell your shares at or above the price you paid for them.

Provisions in our certificate of incorporation and bylaws, our 2012 CMBS Loan documents, our Credit Facilities and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.

Our certificate of incorporation and bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our company or changes in our management.

In addition, the mortgage loan agreement for the CMBS Loan and our Credit Facilities require that the Bain Capital Entities, our founders and our management stockholders or other permitted holders either own no less than 51% of our common stock or if they do not, that certain other conditions are satisfied, including that a new stockholder has not obtained ownership above certain thresholds. As of the date of this Report, no new stockholder has obtained ownership above those thresholds.

These provisions in our certificate of incorporation, bylaws, the 2012 CMBS Loan documents and Credit Facilities may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interests of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder”

BLOOMIN’ BRANDS, INC.

is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. We have elected in our certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law. However, our certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that the Bain Capital Entities and their respective affiliates will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions.

The Bain Capital Entities have significant influence over us, including with respect to decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of February 18, 2015, the Bain Capital Entities beneficially own 14.5% of our outstanding common stock. As long as the Bain Capital Entities beneficially own at least 3% of our outstanding common stock, they will have the right to designate two nominees for election to our Board of Directors, with each nominee to serve in a separate class. The Bain Capital Entities are also entitled to have one of their nominees serve on each committee of our Board of Directors, other than the Audit Committee, subject to applicable law and stock exchange rules. As a result, for so long as the Bain Capital Entities beneficially own at least 3% of our outstanding common stock, they will continue to be able exercise substantial influence over our business and affairs.

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

Item 1B. Unresolved Staff Comments

Not applicable.

BLOOMIN’ BRANDS, INC.

Item 2.    Properties

As of December 28, 2014, we owned 20% of our restaurant sites and leased the remaining 80% of our restaurant sites from third parties. We had 1,510 system-wide restaurants located across the following states, territories or countries as of December 28, 2014:

U.S.
COMPANY-OWNED						FRANCHISE
Alabama	20	Louisiana	21	Ohio	48	Alabama	1
Arizona	30	Maryland	42	Oklahoma	11	Alaska	1
Arkansas	11	Massachusetts	20	Pennsylvania	45	California	63
California	22	Michigan	37	Puerto Rico	1	Florida	2
Colorado	30	Minnesota	9	Rhode Island	4	Idaho	6
Connecticut	15	Mississippi	2	South Carolina	39	Mississippi	7
Delaware	3	Missouri	16	South Dakota	2	Montana	2
Florida	224	Montana	1	Tennessee	36	Ohio	1
Georgia	49	Nebraska	7	Texas	73	Oregon	7
Hawaii	6	Nevada	17	Utah	6	Tennessee	3
Illinois	27	New Hampshire	2	Vermont	1	Washington	18
Indiana	23	New Jersey	44	Virginia	62
Iowa	7	New Mexico	6	West Virginia	8
Kansas	8	New York	46	Wisconsin	12
Kentucky	17	North Carolina	65	Wyoming	2
Total U.S. company-owned					1,177	Total U.S. franchise	111
INTERNATIONAL
COMPANY-OWNED		FRANCHISE
Brazil (1)	63	Australia	7	Guam	1	Qatar	1
China (Mainland)	3	Bahamas	1	Indonesia	3	Saudia Arabia	4
Hong Kong	8	Canada	3	Japan	10	Singapore	2
South Korea (2)	93	Costa Rica	1	Malaysia	2	Taiwan	5
		Dominican Republic	2	Mexico	6	Thailand	1
		Ecuador	1	Philippines	4	United Arab Emirates	1
Total International company-owned	167	Total International franchise					55
____________________

(1)	The restaurant count for Brazil is reported as of November 30, 2014 and excludes one restaurant opened in December 2014.

(2)	The restaurant count as of December 28, 2014 includes 21 locations, primarily in South Korea, scheduled to close during 2015.

Following is a summary of the location and square footage for our corporate offices, all of which are leased, as of December 28, 2014:

LOCATION	USE	SQUARE FEET	LEASE EXPIRATION
Tampa, Florida	Corporate Headquarters	168,000	1/31/2025
Newport Beach, California	Fleming’s Operations Center	3,941	2/28/2017
Seoul, Korea	Korea Operations Center	6,174	6/30/2017
São Paulo, Brazil	Brazil Operations Center	11,722	6/30/2019

We also have a number of other smaller office locations regionally in the United States, China (mainland) and Hong Kong.

BLOOMIN’ BRANDS, INC.

Item 3.    Legal Proceedings

For a description of our legal proceedings, see Note 19 - Commitments and Contingencies, of the Notes to the Consolidated Financial Statements of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

BLOOMIN’ BRANDS, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock is listed on the Nasdaq Global Select Market under the symbol “BLMN”. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on Nasdaq:

	2014		2013
	HIGH	LOW	HIGH	LOW
First Quarter	$26.45	$21.59	$18.99	$15.86
Second Quarter	24.96	20.16	26.08	17.41
Third Quarter	22.81	15.01	26.71	21.73
Fourth Quarter	24.05	17.45	27.27	20.91

HOLDERS

As of February 18, 2015, there were 150 holders of record of our common stock.

DIVIDENDS

The terms of our debt agreements place restrictions on the amount of dividends we can pay. We did not declare or pay any dividends on our common stock during 2014 or 2013. For a discussion of our dividend program and restrictions, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - DIVIDENDS AND SHARE REPURCHASES.”

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents the securities authorized for issuance under our equity compensation plans as of December 28, 2014:

(in thousands, except exercise price)	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (1)
Equity compensation plans approved by security holders	9,777	$11.59	5,253
____________________

(1)	The shares remaining available for issuance may be issued in the form of restricted stock, restricted stock units or other stock awards under the 2012 Incentive Plan.

On the first business day of each fiscal year, the aggregate number of shares that may be issued pursuant to our 2012 Incentive Plan automatically increases by two percent of the total shares then issued and outstanding.

BLOOMIN’ BRANDS, INC.

STOCK PERFORMANCE GRAPH

The following graph depicts the total return to stockholders from August 8, 2012, the date our common stock became listed on the Nasdaq Global Select Market, through December 28, 2014, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and each index on August 8, 2012 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	AUGUST 8, 2012	DECEMBER 31, 2012	DECEMBER 31, 2013	DECEMBER 28, 2014
Bloomin’ Brands, Inc. (BLMN)	$100.00	$126.03	$193.47	$191.38
Standard & Poor’s 500	100.00	102.72	135.96	156.76
Standard & Poor’s Consumer Discretionary	100.00	107.53	153.58	168.55

BLOOMIN’ BRANDS, INC.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding our purchases of common stock during the thirteen weeks ended December 28, 2014:

MONTH	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (2)
September 29, 2014 through October 26, 2014	—	$—	*	*
October 27, 2014 through November 23, 2014	—	$—	*	*
November 24, 2014 through December 28, 2014	2,652	$23.02	—	$100,000,000
Total	2,652		—	$100,000,000
____________________

*	Not applicable as we did not have a share repurchase plan in effect until December 2014.

(1)	Common stock purchased during the thirteen weeks ended December 28, 2014 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock awards.

(2)
The Board of Directors authorized the repurchase of $100.0 million of our outstanding common stock as announced publicly in our press release issued on December 16, 2014. As of December 28, 2014, no shares had been repurchased under the program. The authorization expires on June 12, 2016.

BLOOMIN’ BRANDS, INC.

Item 6. Selected Financial Data

	FISCAL YEAR
(in thousands, except per share data)	2014	2013	2012	2011	2010
Operating Results:
Revenues
Restaurant sales	$4,415,783	$4,089,128	$3,946,116	$3,803,252	$3,594,681
Other revenues	26,928	40,102	41,679	38,012	33,606
Total revenues (1)	4,442,711	4,129,230	3,987,795	3,841,264	3,628,287
Income from operations (2)	191,964	225,357	181,137	213,452	168,911
Net income including noncontrolling interests (2) (3)	95,926	214,568	61,304	109,179	59,176
Net income attributable to Bloomin’ Brands (2) (3)	$91,090	$208,367	$49,971	$100,005	$52,968
Basic earnings per share	$0.73	$1.69	$0.45	$0.94	$0.50
Diluted earnings per share	$0.71	$1.63	$0.44	$0.94	$0.50
Balance Sheet Data:
Total assets	$3,344,286	$3,278,476	$3,016,553	$3,353,936	$3,243,411
Total debt, net	1,315,843	1,419,143	1,494,440	2,109,290	2,171,524
Total stockholders’ equity (deficit) (4)	556,449	482,709	220,205	40,297	(55,911)
Cash Flow Data:
Capital expenditures	$237,868	$237,214	$178,720	$120,906	$60,476
____________________
Note: This selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, included in Item 8 of this Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

(1)	Total revenues in fiscal 2014 include $46.0 million of less restaurant sales due to a change in our fiscal year end.

(2)
Fiscal 2014 results include $9.2 million of less income from operations due to a change in our fiscal year end, $26.8 million of asset impairments and restaurant closing costs related to our International and Domestic Restaurant Closure Initiatives, $24.0 million of asset impairments related to our Roy’s concept and corporate airplanes and $9.0 million of severance related to our organizational realignment. Fiscal year 2013 results include $18.7 million of asset impairments due to our Domestic Restaurant Closure Initiative. Fiscal year 2012 includes $34.1 million of certain executive compensation costs and non-cash stock compensation charges incurred in connection with the completion of our IPO and $7.4 million of legal and other professional fees, primarily related to a lease amendment between OSI and PRP. Fiscal 2012, 2011 and 2010 results include management fees and other reimbursable expenses of $13.8 million, $9.4 million and $11.6 million, respectively, related to a management agreement with our sponsors and founders, which terminated at the time of our IPO.

(3)
Fiscal 2014, 2013 and 2012 include $11.1 million, $14.6 million and $21.0 million, respectively, of loss on extinguishment and modification for: (i) the refinancing in 2014, the repricing in 2013 and the refinancing in 2012 of our Senior Secured Credit Facility, (ii) the retirement of OSI’s senior notes in 2012 and (iii) the refinancing of the CMBS loan in 2012. Fiscal 2013 includes a $36.6 million gain on remeasurement of a previously held equity investment related to our Brazil acquisition. Fiscal 2013 includes a $52.0 million income tax benefit for a U.S. valuation allowance release. Fiscal 2011 includes a $33.2 million gain related to the recovery of a note receivable from an affiliated entity.

(4)
On August 13, 2012, we completed an IPO in which we issued and sold an aggregate of 14,196,845 shares of common stock at a price to the public of $11.00 per share. We received net proceeds in the offering of $142.2 million after deducting underwriting discounts and commissions and other offering related expenses.

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

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 28, 2014, we owned and operated 1,344 restaurants and franchised 166 restaurants across 48 states, Puerto Rico, Guam and 21 countries. We have four founder-inspired core concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

The casual dining restaurant industry is a highly competitive and fragmented industry and is sensitive to changes in the economy, trends in lifestyles, seasonality and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies, labor costs and fluctuations in prices of commodities and other necessities to operate a restaurant, such as natural gas or other energy supplies. Restaurant companies tend to be focused on increasing market share, comparable restaurant sales growth and new unit growth. Our industry is characterized by high initial capital investment, coupled with high labor costs. As a result, we focus on driving increased sales at existing restaurants in order to raise margins and profits, because the incremental contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a restaurant is relatively high. Historically, we have focused on restaurant growth with strong unit level economics.

2014 Business and Financial Highlights

Our 2014 financial results include:

•
An increase in total revenues of 7.6% to $4.4 billion in 2014 as compared to 2013, driven primarily by restaurants in Brazil that were acquired November 1, 2013 and an increase in sales from 100 restaurants not included in our comparable restaurant sales base.

•	An increase in system-wide sales of 2.4% in 2014 as compared to 2013. In addition, we grew blended domestic comparable restaurant sales by 2.0% in 2014.

•
Income from operations of $192.0 million in 2014 compared to $225.4 million in 2013, which was primarily due to: (i) impairments and restaurant closing costs related to our International and Domestic Restaurant Closure Initiatives, (ii) asset impairments related to Roy’s and corporate aircraft, (iii) lower average unit volumes at our South Korea restaurants, (iv) higher General and administrative costs, and (v) higher Depreciation and amortization as a percentage of revenue. These decreases were partially offset by an increase in operating margins at the restaurant level.

•	Productivity and cost management initiatives provided savings of $65.4 million in 2014; and

•	During fiscal year 2014, we paid down $102.3 million of our debt.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Following is a summary of significant actions we have taken during the year and other factors that impacted our operating results and liquidity in 2014:

Dividend and Share Repurchase Programs - In December 2014, our Board of Directors adopted a dividend policy under which it intends to declare quarterly cash dividends on shares of our common stock. On February 12, 2015, the Board of Directors declared our first quarterly cash dividend of $0.06 per share.

Our Board of Directors also approved a share repurchase program under which we are authorized to repurchase up to $100.0 million of our outstanding common stock. As of December 28, 2014, no shares had been repurchased under the program. The authorization will expire on June 12, 2016.

Refinancing - We completed a refinancing of our senior secured credit facilities and entered into the Amended Credit Agreement on May 16, 2014. The Amended Credit Agreement provides for senior secured financing of up to $1.125 billion, consisting of a new $300.0 million Term loan A, a $225.0 million Term loan B and a $600.0 million revolving credit facility, including letter of credit and swing-line loan sub-facilities. The Term loan A and revolving credit facility mature May 16, 2019, and the Term loan B matures on October 26, 2019. The Term loan A was issued with a discount of $2.9 million. At closing, $400.0 million was drawn under the revolving credit facility. The proceeds of the Term loan A and the loans made at closing under the revolving credit facility were used to pay down a portion of the Term loan B under the Credit Agreement. Our total indebtedness remained unchanged as a result of the refinancing.

Interest Rate Swaps - On September 9, 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a forward start date of June 30, 2015, and a maturity date of May 16, 2019. Under the terms of the swap agreements, we will pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate.

Restaurant Closure Initiatives - We decided to close 36 underperforming international locations, primarily in South Korea (the “International Restaurant Closure Initiative”). We expect to substantially complete these international restaurant closings during the first quarter of 2015. In connection with the International Restaurant Closure Initiative, we incurred pre-tax asset impairments and restaurant closing costs of $21.9 million during fiscal year 2014.

In the fourth quarter of 2013, we completed an assessment of our domestic restaurant base and decided to close 22 underperforming domestic locations (the “Domestic Restaurant Closure Initiative”). Aggregate restaurant closing costs of $4.9 million were incurred during fiscal year 2014 in connection with the Domestic Restaurant Closure Initiative.

Roy’s - In September 2014, we reclassified the assets and liabilities of Roy’s to held for sale. In connection with the decision to sell Roy’s, we recorded pre-tax impairment charges of $13.4 million for Assets held for sale for fiscal year 2014. In January 2015, we sold our Roy’s concept.

Carrabba’s Royalty Agreement - To facilitate development opportunities outside the U.S., we amended our royalty agreement with the founders of Carrabba’s effective June 1, 2014. We plan to establish our Carrabba’s Italian Grill brand in Brazil, known as Abbraccio, with the first opening expected in 2015.
Macroeconomic Conditions - The combination of macroeconomic and other factors have put considerable pressure on sales in the casual dining industry both domestically and in our South Korea market.

•
Domestically, the ongoing impacts of reduced disposable consumer income, unemployment or underemployment, access to credit, other national, regional and local regulatory and economic conditions and consumer confidence have had a negative effect on discretionary consumer spending.

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

Should the macro-economic and other conditions persist domestically and in our South Korea market, we will continue to face increased pressure with respect to our pricing, traffic levels and commodity costs. We believe that in this environment, we need to maintain our focus on value and innovation as well as refreshing our restaurant base to continue to drive sales.

Growth Strategies

In 2015, our key growth strategies include:

•
Grow Comparable Restaurant Sales. We plan to continue to remodel our restaurants, use limited-time offers and multimedia marketing campaigns to drive traffic, selectively expand lunch and introduce innovative menu items that match evolving consumer preferences.

•
Pursue New Domestic Development Opportunities with Strong Unit Level Economics. We believe that a substantial development opportunity remains for our concepts in the U.S. Our top domestic development priority is Bonefish Grill unit growth. We expect to open between 40 and 50 system-wide locations in 2015, with 40% to 50% expected to be domestic restaurants.

•
Pursue Strategic International Development in Selected Markets. We continue to focus on existing geographic regions in Latin America and Asia, with strategic expansion in selected emerging and high growth developed markets. We are focusing our existing market growth in Brazil and new market growth in China. We expect at least 50% of our new units in 2015 will be international locations.

We intend to fund our growth efforts, in part, by utilizing productivity initiatives across our business. Productivity savings will be reinvested in the business to drive revenue growth and margin improvement.

Key Performance Indicators

Key measures that we use in evaluating our restaurants and assessing our business include the following:

•	Average restaurant unit volumes—average sales per restaurant to measure changes in consumer traffic, pricing and development of the brand;

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

•	Consumer satisfaction scores—measurement of our consumers’ experiences in a variety of key areas.

Change in Fiscal Year End

On January 3, 2014, our Board of Directors approved a change in our fiscal year end from a calendar year ending on December 31 to a 52-53 week year ending on the last Sunday in December, effective with fiscal year 2014. In a 52 week fiscal year, each of our quarterly periods comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making that quarter consist of 14 weeks. We made the fiscal year change on a prospective basis and did not adjust operating results for prior periods. We believe this change will provide numerous benefits, including aligning our reporting periods to be more consistent with peer restaurant companies and improving comparability between periods by removing the trading day effect on Restaurant sales and operating margins.

Fiscal year 2014 consisted of the 52 weeks ended December 28, 2014 and fiscal years 2013 and 2012 consisted of the twelve months ended December 31, 2013 and 2012, respectively. The change in our fiscal year end resulted in three fewer operating days in fiscal year 2014 and we estimate that the associated impact in fiscal year 2014 was a reduction of $46.0 million and $9.2 million of Restaurant sales and Net income attributable to Bloomin’ Brands, respectively.

The reporting periods and applicable reports for fiscal year 2014 were as follows:

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

Segments

We operate restaurants under brands that have similar economic characteristics, nature of products and services, class of consumer and distribution methods, and we believe we meet the criteria for aggregating our operating segments, including our international operations, into a single reporting segment in fiscal year 2014.

During the first quarter of 2015, we recasted our segment reporting to reflect two reporting segments, U.S. and International, which matches changes made in how we manage our business, review operating performance and allocate resources. Our U.S. segment includes all brands operating in the U.S. while brands operating outside the U.S. are included in the International segment. Beginning in 2015, we will recast our prior period financial information to reflect comparable financial information for the new segment reporting.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation as of the end of the periods indicated:

	DECEMBER 28, 2014	DECEMBER 31, 2013	DECEMBER 31, 2012
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned—U.S.	648	663	665
Company-owned—international (1) (2) (3)	167	169	115
Franchised—U.S.	105	105	106
Franchised and joint venture—international (1) (2)	55	51	89
Total	975	988	975
Carrabba’s Italian Grill
Company-owned	242	239	234
Franchised	1	1	1
Total	243	240	235
Bonefish Grill
Company-owned	201	187	167
Franchised	5	7	7
Total	206	194	174
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	66	65	65
Roy’s (4)
Company-owned	20	21	22
System-wide total	1,510	1,508	1,471
____________________

(1)
Effective November 1, 2013, we acquired a controlling interest in the Brazil Joint Venture resulting in the consolidation and reporting of 47 restaurants (as of the acquisition date) as Company-owned locations, which are reported as unconsolidated joint venture locations in the historical periods presented.

(2)
The restaurant count for Brazil is reported as of November 30, 2014 and excludes one restaurant opened in December 2014. Restaurant counts for our Brazil were reported as of December 31st in fiscal year 2012.

(3)	The restaurant count as of December 28, 2014 includes 21 locations scheduled to close during 2015, including 20 in South Korea.

(4)	On January 26, 2015, we sold our Roy’s concept.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations and Comprehensive Income in relation to Total revenues or Restaurant sales, as indicated:

	FISCAL YEAR
	2014	2013	2012
Revenues
Restaurant sales	99.4%	99.0%	99.0%
Other revenues	0.6	1.0	1.0
Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.5	32.6	32.5
Labor and other related (1)	27.6	28.3	28.3
Other restaurant operating (1)	23.8	23.6	23.3
Depreciation and amortization	4.3	4.0	3.9
General and administrative	6.9	6.5	8.2
Provision for impaired assets and restaurant closings	1.2	0.6	0.3
Income from operations of unconsolidated affiliates	—	(0.2)	(0.1)
Total costs and expenses	95.7	94.5	95.5
Income from operations	4.3	5.5	4.5
Loss on extinguishment and modification of debt	(0.3)	(0.4)	(0.5)
Gain on remeasurement of equity method investment	—	0.9	—
Other expense, net	(*)	(*)	(*)
Interest expense, net	(1.3)	(1.8)	(2.2)
Income before provision (benefit) for income taxes	2.7	4.2	1.8
Provision (benefit) for income taxes	0.5	(1.0)	0.3
Net income	2.2	5.2	1.5
Less: net income attributable to noncontrolling interests	0.1	0.2	0.3
Net income attributable to Bloomin’ Brands	2.1%	5.0%	1.2%
____________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESTAURANT SALES

Following is a summary of the changes in restaurants sales for fiscal years 2014 and 2013:

	FISCAL YEAR
(dollars in millions):	2014	2013
For fiscal years 2013 and 2012	$4,089.1	$3,946.1
Change from:
Brazil acquisition (1)	253.8	23.4
Restaurant openings (2)	136.4	98.0
Comparable restaurant sales (2)	40.5	28.8
Restaurant closings	(58.0)	(7.2)
Change in fiscal year	(46.0)	—
For fiscal years 2014 and 2013	$4,415.8	$4,089.1
____________________

(1)
Includes restaurant sales for the 47 formerly unconsolidated joint venture restaurants in Brazil that were acquired November 1, 2013. Sales for restaurants opened in Brazil after November 1, 2013 are included in restaurant openings.

(2)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The increase in Restaurant sales in 2014 as compared to 2013 was primarily attributable to: (i) the consolidation of restaurant sales generated by restaurants in Brazil that were acquired November 1, 2013, (ii) the opening of 100 new restaurants not included in our comparable restaurant sales base and (iii) an increase in domestic comparable restaurant sales at our existing restaurants. The increase in restaurant sales was partially offset by: (i) the closing of 57 restaurants since December 31, 2012, (ii) lower comparable restaurant sales in South Korea and (iii) three fewer operating days due to a change in our fiscal year-end.

The increase in Restaurant sales in 2013 as compared to 2012 was primarily attributable to: (i) the opening of 69 new restaurants not included in our comparable restaurant sales base, (ii) an increase in domestic comparable restaurant sales at our existing restaurants and (iii) the consolidation of one month of restaurant sales generated by restaurants in Brazil that were acquired November 1, 2013. The increase in restaurant sales was partially offset by the closing of six restaurants since December 31, 2011.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Domestic Restaurant Sales and Menu Prices
Following is a summary of comparable domestic restaurant sales and domestic general menu price increases:

	FISCAL YEAR
	2014	2013	2012
Comparable restaurant sales (restaurants open 18 months or more):
Outback Steakhouse	3.1%	1.6%	4.4%
Carrabba’s Italian Grill	(1.0)%	(0.2)%	1.7%
Bonefish Grill	0.5%	—%	3.2%
Fleming’s Prime Steakhouse & Wine Bar	3.2%	4.5%	5.1%
Combined (concepts above)	2.0%	1.2%	3.7%
Year over year percentage change:
Menu price increases: (1)
Outback Steakhouse	2.9%	2.5%	2.2%
Carrabba’s Italian Grill	2.7%	2.2%	2.3%
Bonefish Grill	2.9%	2.1%	2.2%
Fleming’s Prime Steakhouse & Wine Bar	3.1%	3.4%	2.0%
____________________

(1)	The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

Our comparable domestic restaurant sales represent the growth from restaurants opened 18 months or more. For 2014, blended domestic comparable restaurant sales increased primarily due to increases in general menu prices, partially offset by a shift in the mix in our product sales.
For 2013, blended domestic comparable restaurant sales increased due to increases in general menu prices and consumer traffic, partially offset by a shift in the mix in our product sales. The increase in consumer traffic was primarily driven by selective daypart expansion across certain concepts, innovations in menu, service, promotions and operations across the portfolio and renovations at additional Outback Steakhouse locations, partially offset by the additional day in February 2012 due to Leap Year.
Average Domestic Restaurant Unit Volumes and Operating Weeks
Following is a summary of the domestic average restaurant unit volumes and operating weeks:

	FISCAL YEAR
	2014	2013	2012
Average restaurant unit volumes (in thousands):
Outback Steakhouse	$3,329	$3,230	$3,165
Carrabba’s Italian Grill	$2,945	$2,998	$2,999
Bonefish Grill	$3,135	$3,131	$3,162
Fleming’s Prime Steakhouse & Wine Bar	$4,163	$4,082	$3,929
Operating weeks:
Outback Steakhouse	33,687	34,600	34,959
Carrabba’s Italian Grill	12,467	12,284	12,078
Bonefish Grill	10,047	9,238	8,163
Fleming’s Prime Steakhouse & Wine Bar	3,411	3,389	3,350

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COSTS AND EXPENSES

Cost of sales

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2014	2013	Change	2013	2012	Change
Cost of sales	$1,435.4	$1,333.8		$1,333.8	$1,281.0
% of Restaurant sales	32.5%	32.6%	(0.1)%	32.6%	32.5%	0.1%

Cost of sales, consisting of food and beverage costs, decreased as a percentage of Restaurant sales in 2014 as compared to 2013. The decrease as a percentage of Restaurant sales was primarily due to 0.9% from the impact of certain cost savings initiatives and 0.7% from menu price increases. The decrease was partially offset by increases as a percentage of Restaurant sales of 0.7% from higher commodity costs, primarily seafood and beef, and 0.7% related to lunch expansion, changes in our product mix and promotions.

The increase as a percentage of Restaurant sales in 2013 as compared to 2012 was primarily due to 0.9% from higher beef and other commodity costs and 0.2% from changes in our liquor, beer and wine and product mix. The increase was partially offset by decreases as a percentage of Restaurant sales of 0.6% from the impact of certain cost savings initiatives and 0.5% from menu price increases.

In fiscal year 2015, we expect to incur four percent to six percent of increased commodity costs, primarily due to higher beef costs.

Labor and other related expenses

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2014	2013	Change	2013	2012	Change
Labor and other related	$1,219.0	$1,157.6		$1,157.6	$1,117.6
% of Restaurant sales	27.6%	28.3%	(0.7)%	28.3%	28.3%	—%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to deferred compensation plans, and other field incentive compensation expenses. Labor and other related expenses decreased as a percentage of Restaurant sales for 2014 as compared to 2013 due to: (i) 0.5% from the acquisition of Brazil, primarily due to higher volumes, (ii) 0.5% from the impact of certain cost savings initiatives; (iii) 0.4% from higher average domestic unit volumes, primarily at Outback Steakhouse; and (iv) 0.4% due to expenses from a payroll tax audit contingency recorded in 2013. These decreases were partially offset by increases as a percentage of Restaurant sales primarily attributable to: (i) 0.8% of higher kitchen and service labor costs due to lunch expansion across certain concepts and the addition of new restaurant locations and (ii) 0.3% from lower average unit volumes in South Korea.

Labor and other related expenses were consistent as a percentage of Restaurant sales for 2013 as compared to 2012. Increases as a percentage of Restaurant sales were: (i) 0.6% from higher kitchen and service labor costs primarily due to lunch expansion across certain concepts and (ii) 0.4% from payroll tax audit contingencies. These increases were partially offset by a decrease as a percentage of Restaurant sales primarily due to the following: (i) 0.4% from the impact of certain cost savings initiatives, (ii) 0.2% from a decrease in health insurance costs, (iii) 0.2% from higher average unit volumes at the majority of our restaurants and (iv) 0.2% from changes in deferred compensation participant accounts.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other restaurant operating expenses

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2014	2013	Change	2013	2012	Change
Other restaurant operating	$1,049.1	$964.3		$964.3	$918.5
% of Restaurant sales	23.8%	23.6%	0.2%	23.6%	23.3%	0.3%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. The increase as a percentage of Restaurant sales for 2014 as compared to 2013 was primarily due to the following: (i) 0.4% lower average unit volumes in South Korea, (ii) 0.2% increase in operating supplies primarily due to lunch expansion and promotions, (iii) 0.1% of higher restaurant occupancy costs mainly related to rent escalations from existing leases, (iv) 0.1% of higher restaurant utilities associated with new restaurant locations and lunch expansion across certain concepts, (v) 0.1% higher general liability insurance expense and (vi) 0.1% increase in fees due to higher gift card sales. The increases were partially offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.4% from our acquired Brazil restaurants, primarily due to higher volumes, (ii) 0.2% higher domestic average unit volumes, primarily at Outback Steakhouse and (iii) 0.2% gain on a legal settlement.

The increase as a percentage of Restaurant sales for 2013 as compared to 2012 was primarily due to the following: (i) 0.2% higher advertising expense, (ii) 0.2% of higher restaurant occupancy costs as a result of opening new restaurant locations and (iii) 0.2% of higher restaurant utilities and operating supplies costs. The increase was partially offset by decreases as a percentage of Restaurant sales primarily attributable to: (i) 0.2% from higher average unit volumes at the majority of our restaurants and (ii) 0.2% from certain cost savings initiatives.

Depreciation and amortization

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2014	2013	Change	2013	2012	Change
Depreciation and amortization	$190.9	$164.1		$164.1	$155.5
% of Total revenues	4.3%	4.0%	0.3%	4.0%	3.9%	0.1%

Depreciation and amortization increased as a percentage of Total revenues for 2014 as compared to 2013 primarily due to: (i) amortization expense associated with our acquired Brazil operations; (ii) depreciation expense related to new, renovated and relocated restaurants and (iii) the completion of internally developed technology projects.

The increase as a percentage of Total revenues for 2013 as compared to 2012 was primarily due to additional depreciation expense related to new restaurant openings and renovations and accelerated depreciation resulting from relocations of certain of our existing restaurants.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative expenses

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the changes in general and administrative expenses:

	FISCAL YEAR
(dollars in millions):	2014	2013
For fiscal years 2013 and 2012	$268.9	$326.5
Change from:
Brazil general and administrative	18.9	1.7
Severance	9.2	0.4
Employee stock-based compensation	3.1	8.3
Termination of split dollar life insurance policies	2.8	(4.7)
Deferred compensation	3.0	(4.5)
Compensation, benefits and payroll tax	4.8	(4.8)
Legal & professional fees	1.2	(9.6)
Incentive compensation	(6.1)	(3.3)
Other	(1.4)	(0.1)
IPO costs	—	(42.1)
Management fees	—	(5.6)
Gain on sale of a business	—	3.5
Legal settlement	—	3.2
For fiscal years 2014 and 2013	$304.4	$268.9

In 2014, general and administrative expense increased primarily from the following items:

•	Costs associated with our Brazil operations, which we acquired a majority ownership in November 2013.

•	Severance increased primarily due to an organizational realignment of certain corporate functions.

•	Employee stock-based compensation increased due to new grants, partially offset by grants fully vesting and forfeitures.

•
In fiscal year 2014, we recognized $1.9 million of net gains related to the termination of split-dollar agreements with certain of our former executive officers compared to $4.7 million of net gains in fiscal year 2013.

•	Deferred compensation expense was higher due to a net decrease in the cash surrender value (“CSV”) of life insurance investments related to our partner deferred compensation programs.

•	Employee compensation, benefits and payroll tax were higher primarily due to higher capitalized costs in fiscal year 2013 due to a financial system project.

•	Legal and professional fees increased due to higher legal and tax fees supporting operational activities.

•	Incentive compensation decreased due to performance against current year objectives.

In 2013, the decrease in general and administrative expense was primarily from the following items:

•	Higher costs associated with our Brazil operations, which we acquired a majority ownership in November 2013.

•	Employee stock-based compensation increased due to new grants, partially offset by grants fully vesting and forfeitures.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•	In fiscal year 2013, we recognized $4.7 million of net gains related to the termination of split-dollar agreements with certain of our former executive officers.

•	Deferred compensation expense was lower due to a net increase in the CSV of life insurance investments related to our partner deferred compensation programs.

•	Employee compensation, benefits and payroll tax decreased primarily due to higher capitalized costs in fiscal year 2013 due to a financial system development project.

•	Legal and other professional fees were lower primarily due to the amendment and restatement of a lease between OSI and PRP in 2012.

•	Incentive compensation decreased due to performance against current year objectives.

•
Expenses associated with our IPO in August 2012 included accelerated bonus expense, non-cash stock compensation expense for the vested portion of outstanding stock options and a management agreement termination fee.

•	Management fees decreased due to the termination of the management agreement in connection with our IPO.

•	The gain on sale of a business in fiscal year 2012 related to the collection of proceeds from the 2009 sale of our Cheeseburger in Paradise concept.

•	In fiscal year 2012, we recognized a gain from the settlement of lawsuits.

Provision for impaired assets and restaurant closings

	FISCAL YEAR			FISCAL YEAR
(in millions):	2014	2013	Change	2013	2012	Change
Provision for impaired assets and restaurant closings	$52.1	$22.8	$29.3	$22.8	$13.0	$9.8

Restaurant Closure Initiatives - In 2014, we decided to close 36 underperforming international locations, primarily in South Korea. We expect to substantially complete these restaurant closings during the first quarter of 2015. In connection with the International Restaurant Closure Initiative, we incurred aggregate pre-tax asset impairments and restaurant closing costs of $19.7 million during fiscal year 2014. As a result of the International Restaurant Closure Initiative, we expect to incur additional pre-tax restaurant closing costs, primarily in the first quarter of 2015, of $9.0 million to $12.0 million, including costs associated with lease obligations and employee terminations.

In 2013, we completed an assessment of our domestic restaurant base and decided to close 22 underperforming domestic locations. Aggregate pre-tax impairments and restaurant closing charges of $6.0 million and $18.7 million were incurred during fiscal year 2014 and 2013, respectively, in connection with the Domestic Restaurant Closure Initiative.

Roy’s - In the third quarter of 2014, we reclassified the assets and liabilities of Roy’s to held for sale. In connection with the decision to sell, we recorded pre-tax impairment charges of $13.4 million during fiscal year 2014.

Other Disposals - During the third quarter of 2014, we decided to sell both of our corporate airplanes. In connection with the decision to sell the corporate airplanes, we recognized pre-tax asset impairment charges of $10.6 million during fiscal year 2014. In the fourth quarter of 2014, we completed the sale of one airplane with net proceeds of $2.5 million.

The remaining $2.4 million and $4.1 million of restaurant impairment charges during the fiscal year 2014 and 2013, respectively, resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to declining future cash flows from lower projected sales at existing locations and locations identified for relocation or renovation.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

See Note 4 - Impairments, Disposals and Exit Costs of the Notes to Consolidated Financial Statements for further information.

Income from operations

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2014	2013	Change	2013	2012	Change
Income from operations	$192.0	$225.4		$225.4	$181.1
% of Total revenues	4.3%	5.5%	(1.2)%	5.5%	4.5%	1.0%

Income from operations decreased in 2014 as compared to 2013 primarily due to: (i) impairments, restaurant and other closing costs related to our International and Domestic Restaurant Closure Initiatives, (ii) asset impairments related to Roy’s and the corporate aircraft, (iii) lower average unit volumes at our South Korea restaurants, (iv) higher General and administrative expenses and (v) higher Depreciation and amortization as a percentage of revenue. These decreases were partially offset by an increase in operating margins at the restaurant level.

Income from operations increased in 2013 as compared to 2012 primarily as a result of the increased expenses in General and administrative costs associated with our IPO in August 2012. Excluding IPO-related expenses, the slight increase in income from operations was primarily driven by decreases in General and administrative expenses, partially offset by higher charges for asset impairment and restaurant closings and depreciation and amortization.

Loss on extinguishment and modification of debt

	FISCAL YEAR			FISCAL YEAR
(in millions)	2014	2013	Change	2013	2012	Change
Loss on extinguishment and modification of debt	11.1	14.6	(3.5)	14.6	21.0	(6.4)

In connection with the refinancing of our senior secured credit facility, we recognized a loss on extinguishment and modification of debt for fiscal year 2014. During fiscal year 2013, we recorded a loss on extinguishment and modification of debt in connection with the repricing of our Term loan B. During fiscal year 2012, we recorded losses related to: (i) our 2012 CMBS Loan refinancing, (ii) extinguishment of our senior notes, and (iii) the refinancing of our senior secured credit facility.

See Note 12 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information.

Gain on remeasurement of equity method investment

In connection with the Brazil acquisition in fiscal year 2013, we recognized a $36.6 million gain on remeasurement to fair value of the previously held equity investment in the Brazil Joint Venture. See Note 3 - Acquisitions of the Notes to Consolidated Financial Statements for a further description of this transaction.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other expense, net

Other expense, net, includes foreign currency exchange transaction gains and losses and items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations:

	FISCAL YEAR			FISCAL YEAR
(in millions):	2014	2013	Change	2013	2012	Change
Other expense, net	$(1.2)	$(0.2)	$(1.0)	$(0.2)	$(0.1)	$(0.1)

During fiscal year 2014, we recorded other expense of $0.8 million in connection with the loss on sale of an Outback Steakhouse restaurant in Mexico to an existing franchisee. The remaining other expense activity during fiscal year 2014 was primarily due to foreign currency exchange transaction losses.

Interest expense, net

	FISCAL YEAR			FISCAL YEAR
(in millions):	2014	2013	Change	2013	2012	Change
Interest expense, net	$59.7	$74.8	$(15.1)	$74.8	$86.6	$(11.8)

The decrease in net interest expense in fiscal year 2014 as compared to fiscal year 2013 was primarily due to the repricing and refinancing of the Senior Secured Credit Facilities in April 2013 and May 2014, respectively.

The decrease in net interest expense in fiscal year 2013 as compared to fiscal year 2012 was primarily due to a decline in interest expense for our senior notes that were satisfied and discharged in August 2012. This decrease was partially offset by increased interest rates on our Credit Facilities, which were refinanced in October 2012 and subsequently repriced in April 2013. The decrease was partially offset by increased interest rates on the 2012 CMBS Loan, which was refinanced in March 2012.

Provision (benefit) for income taxes

	FISCAL YEAR			FISCAL YEAR
	2014	2013	Change	2013	2012	Change
Effective income tax rate	20.0%	(24.5)%	44.5%	(24.5)%	16.5%	(41.0)%

The net increase in the effective income tax rate in fiscal year 2014 as compared to fiscal year 2013 was primarily due to the release of the domestic valuation allowance in 2013, the exclusion of the gain on remeasurement of our equity method investment in 2013 and a change in the blend of income across our domestic and international subsidiaries.

The net decrease in the effective income tax rate in fiscal year 2013 as compared to fiscal year 2012 was primarily due to the benefit of the release of valuation allowance in the second quarter of fiscal year 2013 and the exclusion of the gain on remeasurement of our equity method investment in Brazil, which were partially offset by the benefit of employment-related credits and the elimination of noncontrolling interests together being a smaller percentage of pretax income.

In connection with the International Restaurant Closure Initiative, we reviewed the carrying value of our South Korea net deferred tax assets, which is $8.2 million at December 28, 2014. Based on our review, we believe it is more likely than not that the net deferred tax assets will be realized. Should circumstances change and we determine that it is more likely than not the deferred tax assets in South Korea would not be realized, a valuation allowance would be established, which would result in additional income tax expense.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include the following: (i) system-wide sales, (ii) Adjusted restaurant-level operating margins, (iii) Adjusted income from operations and the corresponding margins, (iv) Adjusted net income, (v) Adjusted diluted earnings per share, (vi) Adjusted diluted earnings per pro forma share and (vii) Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA.

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

Following is a summary of sales of Company-owned restaurants:

	FISCAL YEAR
	2014	2013	2012
COMPANY-OWNED RESTAURANT SALES (in millions):
Outback Steakhouse
Domestic	$2,168	$2,142	$2,115
International	583	344	315
Total	2,751	2,486	2,430
Carrabba’s Italian Grill	710	706	693
Bonefish Grill	609	555	494
Fleming’s Prime Steakhouse & Wine Bar	275	265	252
Other	71	77	77
Total Company-owned restaurant sales	$4,416	$4,089	$3,946

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

	FISCAL YEAR
	2014	2013	2012
FRANCHISE AND UNCONSOLIDATED JOINT VENTURE SALES (in millions):
Outback Steakhouse
Domestic	$323	$317	$281
International	122	335	357
Total	445	652	638
Carrabba’s Italian Grill	4	4	4
Bonefish Grill	13	18	18
Total franchise and unconsolidated joint venture sales	$462	$674	$660
Income from franchise and unconsolidated joint ventures (1)	$19	$41	$41
____________________

(1)
Represents franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive Income in Other revenues and Income from operations of unconsolidated affiliates, respectively. Income from operations of unconsolidated affiliates for fiscal year 2013 includes the results for our Brazil operations for the period from January 1, 2013 to October 31, 2013, which represents the period that such operations were accounted for as an equity method investment.

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

Adjusted restaurant-level operating margin

Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Cost of sales, Labor and other related and Other restaurant operating expenses. Adjusted restaurant-level operating margin is Restaurant-level operating margin adjusted for certain items, as noted below.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following tables show the percentages of certain operating cost financial statement line items in relation to Restaurant sales on both a U.S. GAAP basis and an adjusted basis, as indicated, for fiscal years 2014, 2013 and 2012:

	FISCAL YEAR
	2014		2013		2012
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (2)	U.S. GAAP (3)
Restaurant sales	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.5%	32.5%	32.6%	32.6%	32.5%
Labor and other related	27.6%	27.6%	28.3%	27.9%	28.3%
Other restaurant operating	23.8%	24.0%	23.6%	23.6%	23.3%

Restaurant-level operating margin	16.1%	15.9%	15.5%	15.9%	15.9%
_________________

(1)
Includes adjustments primarily related to a $6.1 million legal settlement gain and the reversal of $2.9 million of deferred rent liabilities associated with the International and Domestic Restaurant Closure Initiatives, which were recorded in Other restaurant operating.

(2)	Includes an adjustment of $17.0 million for payroll tax audit contingencies, which were recorded in Labor and other related.

(3)	No adjustments impacted Restaurant-level operating margin during fiscal 2012.

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

The following table reconciles Adjusted income from operations and the corresponding margins, Adjusted net income and Adjusted diluted earnings per share to their respective most comparable U.S. GAAP measures for fiscal years 2014, 2013 and 2012:

	FISCAL YEAR
(in thousands, except per share amounts)	2014	2013	2012
Income from operations	$191,964	$225,357	$181,137
Operating income margin	4.3%	5.5%	4.5%
Adjustments:
Transaction-related expenses (1)	1,347	3,888	45,495
Management fees and expenses (2)	—	—	13,776
Severance (3)	9,045	—	—
Asset impairments and related costs (4)	24,490	—	—
Restaurant relocations and related costs (5)	249	—	—
Restaurant impairments and closing costs (6)	26,841	18,695	—
Gain on disposal of business (7)	—	—	(3,500)
Payroll tax audit contingency (8)	—	17,000	—
Legal settlement	(6,070)	—	—
Purchased intangibles amortization (9)	5,952	560	—
Adjusted income from operations	$253,818	$265,500	$236,908
Adjusted operating income margin	5.7%	6.4%	5.9%

		(CONTINUED...)

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	FISCAL YEAR
(in thousands, except per share amounts)	2014	2013	2012
Net income attributable to Bloomin’ Brands	$91,090	$208,367	$49,971
Transaction-related expenses (1)	1,347	3,888	45,495
Management fees and expenses (2)	—	—	13,776
Severance (3)	9,045	—	—
Asset impairments and related costs (4)	24,490	—	—
Restaurant relocations and related costs (5)	249	—	—
Restaurant impairments and closing costs (6)	26,841	18,695	—
Loss (gain) on disposal of business (7)	770	—	(3,500)
Payroll tax audit contingency (8)	—	17,000	—
Legal settlement	(6,070)	—	—
Purchased intangibles amortization (9)	5,952	560	—
Loss on extinguishment and modification of debt (10)	11,092	14,586	20,956
Gain on remeasurement of equity method investment (11)	—	(36,608)	—
Total adjustments, before income taxes	73,716	18,121	76,727
Adjustment to provision (benefit) for income taxes (12)	(23,996)	(84,114)	(12,660)
Net adjustments	49,720	(65,993)	64,067
Adjusted net income	$140,810	$142,374	$114,038

Diluted earnings per share	$0.71	$1.63	$0.44
Adjusted diluted earnings per share	$1.10	$1.11	$0.99
Adjusted diluted earnings per pro forma share (13)	$1.10	$1.11	$0.92

Diluted weighted average common shares outstanding	128,317	128,074	114,821
Pro forma IPO adjustment (13)	—	—	8,684
Pro forma diluted weighted average common shares outstanding (13)	128,317	128,074	123,505
_________________

(1)
Transaction-related expenses primarily relate to the following: (i) secondary offerings of our common stock completed in November 2014, March 2014 and May 2013; (ii) the refinancings of the Senior Secured Credit Facility in May 2014 and March 2012 and the CMBS Loan in 2012; (iii) costs incurred in 2013 to acquire a controlling ownership interest in our Brazil operations, and (iv) costs incurred in connection with the IPO completed in 2012, which includes certain executive and stock compensation costs.

(2)	Represents management fees and certain reimbursable expenses paid to a management company owned by our sponsors and founders.

(3)	Relates to severance incurred as a result of our organizational realignment.

(4)	Represents asset impairment charges and related costs associated with our decision to sell the Roy’s concept and corporate aircraft.

(5)	Represents accelerated depreciation incurred in connection with the Outback Steakhouse relocation program.

(6)	Represents impairments and expenses incurred for the Domestic and International Restaurant Closure Initiatives.

(7)
Represents a loss recognized on the 2014 sale of one Company-owned Outback Steakhouse location in Mexico to an existing franchisee and a gain associated with the 2012 collection of amounts due to us in connection with the 2009 sale of Cheeseburger in Paradise.

(8)	Related to an IRS payroll tax audit for the employer’s share of FICA taxes for cash tips.

(9)	Represents non-cash intangible amortization recorded as a result of the acquisition of our Brazil operations.

(10)
Related to: (i) the refinancing in April 2014, repricing in 2013 and refinancing in 2012 of our senior secured credit facility; (ii) the retirement of our senior notes in 2012, and (iii) the extinguishment of the previous CMBS Loan in 2012.

(11)	Represents recognition of a gain on remeasurement of the previously held equity investment in connection with the Brazil acquisition.

(12)
Income tax effect of adjustments for fiscal year 2014 was calculated based on the statutory rate applicable to jurisdictions in which the above non-GAAP adjustments relate. For fiscal year 2013, we utilized a normalized annual effective tax rate of 22.0%, which excludes the income tax benefit of the valuation allowance release. For fiscal year 2012, adjustments were calculated using our full-year effective tax rate of 16.5%.

(13)
Gives pro forma effect in fiscal year 2012 to the issuance of shares in the IPO as if they were all outstanding on January 1, 2012. There is no effect of this adjustment for fiscal years 2014 and 2013.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA (EBITDA adjusted for certain significant items, as noted below) are supplemental measures of operating performance. The following table reconciles Net income attributable to Bloomin’ Brands to EBITDA and Adjusted EBITDA for fiscal years 2014, 2013 and 2012:

	FISCAL YEAR
(in thousands)	2014	2013	2012
Net income attributable to Bloomin’ Brands	$91,090	$208,367	$49,971
Provision (benefit) for income taxes	24,044	(42,208)	12,106
Interest expense, net	59,658	74,773	86,642
Depreciation and amortization	190,911	164,094	155,482
EBITDA	365,703	405,026	304,201
Impairments, closings and disposals (1)	26,610	3,716	7,945
Transaction-related expenses (2)	1,347	3,888	29,495
Stock-based compensation expense	16,107	13,857	21,526
Other (gains) losses (3)	(477)	328	1,906
Severance (4)	9,045	—	—
Restaurant impairment and closing costs (5)	26,841	18,695	—
Payroll tax audit contingency (6)	—	17,000	—
Management fees and expenses (7)	—	—	13,776
Loss (gain) on disposal of business (8)	770	—	(3,500)
Legal settlement	(6,070)	—	—
Loss on extinguishment and modification of debt (9)	11,092	14,586	20,957
Gain on remeasurement of equity method investment (10)	—	(36,608)	—
Adjusted EBITDA	$450,968	$440,488	$396,306
_________________

(1)
Represents non-cash impairment charges for fixed assets and intangible assets, cash and non-cash expense from restaurant closings and net gains or losses on the disposal of fixed assets. Includes asset impairment charges associated with our decision to sell the Roy’s concept and corporate aircraft.

(2)
Transaction-related expenses primarily relate to the following: (i) secondary offerings of our common stock completed in November 2014, March 2014 and May 2013; (ii) refinancings of the Senior Secured Credit Facility in May 2014 and March 2012 and the CMBS loan in 2012; (iii) costs incurred in 2013 to acquire a controlling ownership interest in our Brazil operations and (iv) costs incurred in connection with the IPO completed in 2012.

(3)
Represents (income) expense incurred as a result of (losses) gains on our partner deferred compensation participant investment accounts, foreign currency loss (gain) and the loss (gain) on the cash surrender value of executive life insurance.

(4)	Relates to severance expense incurred as a result of our organizational realignment.

(5)	Represents impairments and expenses incurred for the Domestic and International Restaurant Closure Initiatives.

(6)	Relates to an IRS payroll tax audit for the employer’s share of FICA taxes for cash tips.

(7)	Represents management fees and certain reimbursable expenses paid to a management company owned by our sponsors and founders.

(8)
Represents a loss recognized on the 2014 sale of one Company-owned Outback Steakhouse location in Mexico to an existing franchisee and a gain associated with the 2012 collection of amounts due to us in connection with the 2009 sale of Cheeseburger in Paradise.

(9)
Relates to the (i) refinancing in May 2014, repricing in 2013, and refinancing in 2012 of our Senior Secured Credit Facility; (ii) the retirement of our Senior Notes in 2012, and (iii) the extinguishment of the previous CMBS loan in 2012.

(10)	Represents recognition of a gain on remeasurement of the previously held equity investment in connection with the Brazil acquisition.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

LIQUIDITY

Our liquidity sources consist of cash flow from our operations, cash and cash equivalents and credit capacity under our credit facilities. We expect to use cash primarily for general operating expenses, principal and interest payments on our debt, the development of new restaurants and new markets, share repurchases and dividend payments, remodeling or relocating older restaurants, obligations related to our deferred compensation plans and investments in technology.

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

Cash and Cash Equivalents - As of December 28, 2014 and December 31, 2013, we had $165.7 million and $209.9 million, respectively, in cash and cash equivalents, of which $89.7 million and $107.5 million, respectively, was held by foreign affiliates, primarily in South Korea, a portion of which would be subject to additional taxes if repatriated to the United States. We consider the undistributed earnings related to our foreign affiliates as of December 28, 2014 to be permanently reinvested and are expected to continue to be permanently reinvested. Accordingly, no provision for United States income and additional foreign taxes has been recorded on aggregate undistributed earnings of $147.7 million as of December 28, 2014. If we identify an exception to our reinvestment policy of undistributed earnings, additional tax liabilities will be recorded. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

During fiscal year 2014, we decided to close 36 underperforming international locations, primarily in South Korea. In connection with the International Restaurant Closure Initiative, we expect future cash expenditures of $18.0 million to $23.0 million, primarily related to lease liabilities, through November 2022. We believe our South Korea subsidiary has sufficient cash to meet these obligations and support ongoing operations.

Capital Expenditures - We estimate that our capital expenditures will total between $235.0 million and $255.0 million in 2015. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout 2015.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Credit Facilities - Our credit facilities consist of the Senior Secured Credit Facility and the CMBS Loan. See Note 12 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information. Following is a summary of principal payments and debt issuance from December 31, 2012 to December 28, 2014:

	SENIOR SECURED CREDIT FACILITY			2012 CMBS LOAN
(in thousands)	TERM LOAN A	TERM LOAN B	REVOLVING FACILITY	FIRST MORTGAGE LOAN	FIRST MEZZANINE LOAN	SECOND MEZZANINE LOAN	TOTAL CREDIT FACILITIES
Balance as of December 31, 2012	$—	$1,000,000	$—	$319,574	$87,048	$87,273	$1,493,895
2013 payments	—	(65,000)	—	(7,930)	(917)	(569)	(74,416)
Balance as of December 31, 2013	—	935,000	—	311,644	86,131	86,704	1,419,479
2014 new debt issued (1)	300,000	—	400,000	—	—	—	700,000
2014 payments (1) (2)	(3,750)	(710,000)	(75,000)	(11,879)	(1,004)	(637)	(802,270)
Balance as of December 28, 2014	$296,250	$225,000	$325,000	$299,765	$85,127	$86,067	$1,317,209
________________

(1)	$700.0 million relates to the refinancing of our Senior Secured Credit Facility, which did not increase total indebtedness.

(2)	Subsequent to December 28, 2014 we made payments of $3.8 million, $10.0 million and $60.0 million on our Term loan A, Term loan B and revolving credit facility, respectively.

We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of December 28, 2014:

	INTEREST RATE			OUTSTANDING
(in thousands, except interest rate)	DECEMBER 28, 2014	ORIGINAL FACILITY	PRINCIPAL MATURITY DATE	DECEMBER 28, 2014	DECEMBER 31, 2013
Term loan A, net of discount of $2.9 million	2.16%	$300,000	May 2019	$296,250	$—
Term loan B, net of discount of $10.0 million	3.50%	225,000	October 2019	225,000	935,000
Revolving credit facility	2.16%	600,000	May 2019	325,000	—
Total Senior Secured Credit Facility		1,125,000		846,250	935,000
First mortgage loan (1)	4.08%	324,800	April 2017	299,765	311,644
First mezzanine loan	9.00%	87,600	April 2017	85,127	86,131
Second mezzanine loan	11.25%	87,600	April 2017	86,067	86,704
Total 2012 CMBS loan		500,000		470,959	484,479
Total credit facilities		$1,625,000		$1,317,209	$1,419,479
________________

(1)	Represents the weighted-average interest rate for the respective period.

As of December 28, 2014, we had $245.4 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $29.6 million.

The Amended Credit Agreement contains mandatory prepayment requirements for Term loan A and Term loan B. We are required to prepay outstanding amounts under our term loans with 50% of our annual excess cash flow, as defined in the Amended Credit Agreement. The amount of outstanding term loans required to be prepaid may vary based on our leverage ratio and year-end results. Other than the required minimum amortization premiums of $15.0 million, we do not anticipate any other payments will be required through December 27, 2015.

The 2012 CMBS Loan requires annual amortization payments ranging from $10.4 million to $10.9 million, payable in scheduled monthly installments through March 2017, with the remaining balance due upon maturity in April 2017.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Our Amended Credit Agreement and 2012 CMBS Loan contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 12 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information.

As of December 28, 2014 and December 31, 2013, we were in compliance with these debt covenants.

Cash Flow Hedges of Interest Rate Risk - In September 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a forward start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, we will pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. Based on the current LIBOR curve as of the date of this filing, we estimate $3.0 million of additional interest expense in the second half of fiscal 2015 as a result of the swap transaction. See Note 16 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	FISCAL YEAR
(in thousands)	2014	2013	2012
Net cash provided by operating activities	$352,006	$377,264	$340,091
Net cash (used in) provided by investing activities	(240,342)	(346,137)	19,944
Net cash used in financing activities	(148,731)	(87,127)	(586,219)
Effect of exchange rate changes on cash and cash equivalents	(7,060)	4,181	5,790
Net decrease in cash and cash equivalents	$(44,127)	$(51,819)	$(220,394)

Operating activities - Net cash provided by operating activities decreased in 2014 as compared to 2013 primarily as a result of the following: (i) timing of collections of holiday gift card sales from third-party vendors, (ii) higher income tax payments, (iii) an increase in the redemption of gift cards, (iv) higher inventory and (v) higher incentive compensation payments. These decreases were partially offset by an increase in cash due to: (i) lower cash interest payments and (ii) timing of payments on accounts payable and certain accrual payments.

Net cash provided by operating activities increased in 2013 as compared to 2012 primarily as a result of the following: (i) utilization of inventory on hand, (ii) a decrease in cash paid for interest payments and (iii) timing of accounts payable and certain accrual payments. The increase in net cash provided by operating activities was partially offset by (i) a decrease in cash due to timing of collections of holiday gift card sales from third-party vendors, (ii) higher income tax payments and (iii) $5.2 million of cash paid to terminate certain split-dollar life insurance agreements.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Investing activities

	FISCAL YEAR
(in thousands)	2014	2013	2012
Capital expenditures	$(237,868)	$(237,214)	$(178,720)
Acquisition of business, net of cash acquired	(3,063)	(100,319)	—
Purchases of life insurance policies	(1,682)	(4,159)	(6,451)
Net change in restricted cash	(4,101)	(8,907)	4,200
Proceeds from sale of life insurance policies	627	1,239	—
Proceeds from disposal of property, fixtures and equipment	5,745	3,223	4,529
Proceeds from sale-leaseback transaction	—	—	192,886
Proceeds from sale of a business	—	—	3,500
Net cash (used in) provided by investing activities	$(240,342)	$(346,137)	$19,944

Net cash used in investing activities during 2014 consisted primarily of capital expenditures, the net difference in restricted cash used and restricted cash received and net cash paid to acquire certain franchise restaurants. These decreases were partially offset by proceeds from the disposal of property, fixtures and equipment.

Net cash used in investing activities during 2013 consisted primarily of capital expenditures, net cash paid to acquire a controlling interest in our Brazil operations, the net difference in restricted cash used and restricted cash received and purchases of Company-owned life insurance. These decreases were partially offset by proceeds from the disposal of property, fixtures and equipment.

Net cash provided by investing activities during 2012 consisted primarily of proceeds from a sale-leaseback transaction, proceeds from the sale of property, fixtures and equipment, the net difference in restricted cash and proceeds from the collection of the promissory note and other amounts due in connection with the 2009 sale of the Cheeseburger in Paradise concept. These increases were partially offset by capital expenditures and purchases of Company-owned life insurance.

Financing activities

	FISCAL YEAR
(in thousands)	2014	2013	2012
Repayments of debt	$(925,873)	$(180,805)	$(2,227,666)
Purchase of limited partnership interests	(17,211)	—	(40,582)
Repayments of partner deposits and accrued partner obligations	(24,925)	(23,286)	(25,397)
Financing fees	(4,492)	(12,519)	(18,983)
Distributions to noncontrolling interests	(3,190)	(8,059)	(13,977)
Proceeds from borrowings	816,088	100,000	1,596,186
Proceeds from exercise of stock options, net of shares withheld for employee taxes	8,140	27,350	884
Excess tax benefits from stock-based compensation	2,732	4,363	—
Repayments of notes receivable due from stockholders	—	5,829	1,661
Proceeds from the issuance of common stock in connection with initial public offering	—	—	142,242
Issuance of notes receivable due from stockholders	—	—	(587)
Net cash used in financing activities	$(148,731)	$(87,127)	$(586,219)

Net cash used in financing activities during 2014 was primarily attributable to the following: (i) repayment of the Term loan B due to the Senior Secured Credit Facility refinancing in May 2014 and voluntary repayments, (ii) repayment of borrowings on our revolving credit facilities and scheduled amortization payments on the 2012 CMBS Loan and

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Term loan A, (iii) repayments of partner deposits and accrued partner obligations, (iv) the purchase of outstanding limited partnership interests in certain restaurants and (v) financing fees related to the Senior Secured Credit Facility refinancing. Net cash used in financing activities was partially offset by proceeds from the refinancing of the Senior Secured Credit Facility and proceeds from the exercise of stock options.

Net cash used in financing activities during 2013 was primarily attributable to: (i) the repayment of long-term debt, (ii) repayments of partner deposits and accrued partner obligations, (iii) payments of financing fees for the Amended Term Loan B repricing transaction completed in April 2013 and (iv) distributions to noncontrolling interests. This was partially offset by the receipt of proceeds from the exercise of stock options and repayments of notes receivable due from stockholders.

Net cash used in financing activities during 2012 was primarily attributable to: (i) the extinguishment and modification of the 2007 Credit Facilities and the extinguishment of the CMBS Loan and senior notes, (ii) the repayment of borrowings on our revolving credit facilities, (iii) the repayment of long-term debt, (iv) the purchase of outstanding limited partnership interests in certain restaurants, (v) the repayments of partner deposits and other contributions, (vi) the financing fees incurred for the CMBS Refinancing and the refinancing of the 2007 Credit Facilities and (vii) the distributions to noncontrolling interests. This was partially offset by proceeds on the issuance of long-term debt, borrowings on our revolving credit facilities and proceeds from the issuance of common stock.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital:

	DECEMBER 28,	DECEMBER 31,
(in thousands)	2014	2013
Current assets	$600,551	$483,396
Current liabilities	840,110	747,270
Working capital (deficit)	$(239,559)	$(263,874)

Working capital (deficit) totaled ($239.6) million and ($263.9) million as of December 28, 2014 and December 31, 2013, respectively, and included Unearned revenue from unredeemed gift cards of $376.7 million and $359.4 million as of December 28, 2014 and December 31, 2013, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

DIVIDENDS AND SHARE REPURCHASES

We did not declare or pay any dividends on our common stock during 2014 or 2013. In December 2014, our Board of Directors adopted a dividend policy under which it intends to declare quarterly cash dividends on shares of our common stock. On February 12, 2015, our Board of Directors declared our first quarterly cash dividend of $0.06 per share. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements and other factors that our Board of Directors considers relevant.

In December 2014, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $100.0 million of our outstanding common stock. As of December 28, 2014, no shares had been repurchased under the program. The authorization will expire on June 12, 2016.

Our ability to pay dividends and make share repurchases is dependent on our ability to obtain funds from our subsidiaries and to have access to our revolving credit facility. Payment of dividends by OSI to Bloomin’ Brands is restricted under

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

the Credit Facilities to dividends for the purpose of paying Bloomin’ Brands’ franchise and income taxes and ordinary course operating expenses; dividends for certain other limited purposes; and other dividends subject to an aggregate cap over the term of the agreement. Restricted dividend payments from OSI to Bloomin’ Brands can be made on an unlimited basis provided the total net leverage ratio does not exceed 2:50 to 1.00.

OFF-BALANCE SHEET ARRANGEMENTS

None.

OTHER MATERIAL COMMITMENTS

Our contractual obligations, debt obligations and commitments as of December 28, 2014 are summarized in the table below:

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
(in thousands)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Recorded Contractual Obligations
Long-term debt (1)	$1,321,916	$27,601	$501,130	$791,927	$1,258
Deferred compensation and other partner obligations (2)	202,805	42,921	71,976	46,672	41,236
Other recorded contractual obligations (3)	25,031	6,508	6,664	2,888	8,971
Unrecorded Contractual Obligations
Interest (4)	195,256	55,928	96,126	43,202	—
Operating leases	1,012,906	146,855	245,068	176,941	444,042
Purchase obligations (5)	563,175	303,470	104,071	92,700	62,934
Total contractual obligations	$3,321,089	$583,283	$1,025,035	$1,154,330	$558,441
____________________

(1)	Includes capital lease obligations. Excludes unamortized discount of $6.1 million.

(2)
Includes deferred compensation obligations, deposits and other accrued obligations due to our restaurant partners. Timing and amounts of payments may vary significantly based on employee turnover, return of deposits and changes to buyout values.

(3)
Includes other long-term liabilities primarily consisting of non-partner deferred compensation obligations, restaurant closing cost liabilities and asset retirement obligations. As of December 28, 2014, unrecognized tax benefits of $17.6 million were excluded from the table since it is not possible to estimate when these future payments will occur.

(4)
Projected future interest payments on long-term debt are based on interest rates in effect as of December 28, 2014 and assume only scheduled principal payments. Estimated interest expense includes the impact of our variable-to-fixed interest rate swap agreements. As of December 28, 2014, we had a derivative liability of $3.9 million for the interest rate swap agreements recorded in our Consolidated Balance Sheet.

(5)
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have purchase obligations with various vendors that consist primarily of inventory, advertising, technology and store level service contracts.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Impairment or Disposal of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. For long-lived assets deployed at our restaurants, we review for impairment at the individual restaurant level.

When evaluating for impairment, the total future undiscounted cash flows expected to be generated by the asset are compared to the carrying amount. If the total future undiscounted cash flows expected to be generated by the assets are less than the carrying amount, this may be an indicator of impairment. An impairment loss is recognized in earnings when the asset’s carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model. The key estimates and assumptions used in this model are future cash flow estimates, with material changes generally driven by changes in expected use, and the discount rate.

If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

We may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability and the overall financial performance of the reporting units.

If the qualitative assessment is not performed or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the fair value of the reporting unit is calculated. Fair value of a reporting unit is the price a willing buyer would pay for the reporting unit and is estimated using a discounted cash flow model. The key estimates and assumptions used in this model are future cash flow estimates, which are heavily influenced by growth rates, and the discount rate. The fair value of the trade name is determined through a relief from royalty method.

The carrying value of the reporting unit is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an indicator of potential impairment, in which case a second step is performed comparing the recorded amount of goodwill or indefinite-lived intangible assets to the implied fair value.

We performed our annual impairment test in the second quarter of 2014 utilizing the qualitative assessment and determined that none of our reporting units with remaining goodwill were at risk for goodwill impairment.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Insurance Reserves

We self-insure or maintain high per-claim deductibles for a significant portion of expected losses under our workers’ compensation, general liability/liquor liability, health, property and management liability insurance programs. For some programs, we maintain stop-loss coverage to limit the exposure relating to certain risks.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 50 basis point change in the discount rate in our self-insured liabilities as of December 28, 2014, would have affected net earnings by $1.0 million in fiscal year 2014.

Stock-Based Compensation

We have a stock-based compensation plan that permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards to our management and other key employees. We account for our stock-based employee compensation using a fair value-based method of accounting.

We use the Black-Scholes option pricing model to estimate the weighted-average grant date fair value of stock options granted. Expected volatilities are based on historical volatilities of our stock and the stock of comparable peer companies. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The simplified method of estimating expected term is used since we do not have significant historical exercise experience for our stock options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect as of the grant date.

Our performance-based share units (“PSUs”) require assumptions regarding the likelihood of achieving certain Company performance criteria set forth in the award agreements. Assumptions used in our assessment are consistent with our internal forecasts and operating plans and assume achievement of performance conditions.

Estimates and assumptions are based upon information currently available, including historical experience and current business and economic conditions. A simultaneous 10% change in our volatility, forfeiture rate, weighted-average risk-free interest rate and term of grant in our stock option pricing model for fiscal year 2014 would have affected net income by $0.4 million.

If we assumed that the PSU performance conditions for stock-based awards were not met, stock-based compensation expense would have decreased by $0.9 million for fiscal year 2014. If we assumed that PSU share awards met their maximum threshold, expense would have increased by $3.5 million for fiscal year 2014.

Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years in which we expect those temporary differences to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

assumptions regarding our level and composition of earnings, tax laws or the deferred tax valuation allowance and the results of tax audits, may materially impact the effective income tax rate.

Our income tax returns, like those of most companies, are periodically audited by U.S. and foreign tax authorities. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and generally accepted accounting principles. A tax benefit from an uncertain position is recognized only if it is more likely than not that the position is sustainable based on its technical merits. For uncertain tax positions that do not meet this threshold, we recognize a liability. The liability for unrecognized tax benefits requires significant management judgment regarding exposures about our various tax positions. These assumptions and probabilities are periodically reviewed and updated based upon new information. An unfavorable tax settlement generally requires the use of cash and an increase in the amount of income tax expense we recognize.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted in 2014 and that are applicable to us but have not yet been adopted, see Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements of this Report.

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

We manage our exposure to market risk through regular operating and financing activities and when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for speculative purposes. See Note 16 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

As of December 28, 2014, our interest rate risk was primarily from variable interest rate changes on our Senior Secured Credit Facility and a portion of our 2012 CMBS Loan. To manage the risk of fluctuations in variable interest rate debt, we entered into interest rate swaps for an aggregate notional amount of $400.0 million in September 2014 with a forward start date of June 30, 2015. We also use an interest rate cap to limit the volatility of the floating rate component of a portion of the 2012 CMBS Loan.

We utilize valuation models to estimate the effects of changing interest rates. The following table summarizes the changes to fair value and interest expense under a shock scenario. This analysis assumes that interest rates change suddenly, as an interest rate “shock” and continue to increase or decrease at a consistent level above or below the LIBOR curve.

	DECEMBER 28, 2014
(in thousands)	INCREASE (1)	DECREASE (2)
Change in fair value:
Interest rate swap	$10,700	$(20,214)

Change in annual interest expense (3):
Variable rate debt	$5,055	$(1,334)
________________

(1)	The potential change from a hypothetical 100 basis point increase in short-term interest rates.

(2)
The potential change from a hypothetical basis point decrease in short-term interest rates based on the LIBOR curve with a floor of zero. The curve ranges from our current interest rate of 16 basis points to 71 basis points.

(3)	Excludes the floating rate component of the 2012 CMBS Loan.

BLOOMIN’ BRANDS, INC.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposures to foreign currency exchange risk are primarily related to fluctuations in the South Korea Yen and the Brazil Real relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than the markets identified above and franchised locations, from which we collect royalties in local currency. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. Historically, we have chosen not to hedge foreign currency risks related to our foreign currency denominated earnings through the use of financial instruments. A 10% change in average foreign currency rates against the U.S. dollar during fiscal year 2014 would have increased or decreased our Total revenues and Net income for our consolidated foreign entities by $117.9 million and $2.6 million, respectively.

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

Our restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas. We utilize derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices. We record mark-to-market changes in the fair value of our natural gas derivative instruments in earnings in the period of change. We incurred a $0.6 million loss as a result of changes in the fair value of the commodity derivative instruments during fiscal year 2014. At December 28, 2014, the fair value of the derivative instruments was $0.6 million. Changes in the fair value of the commodity derivative instruments and any gains or losses were nominal for fiscal years 2013 and 2012.

In addition to the market risks identified above, we are subject to business risk as our U.S. beef supply is highly dependent upon a limited number of vendors. If these vendors were unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies. See Note 19 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further details.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bloomin’ Brands, Inc. and its subsidiaries at December 28, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Tampa, FL
February 24, 2015

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 28,	DECEMBER 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$165,744	$209,871
Current portion of restricted cash and cash equivalents	6,829	3,364
Inventories	80,817	80,613
Deferred income tax assets	123,866	70,802
Assets held for sale	16,667	1,034
Other current assets, net	206,628	117,712
Total current assets	600,551	483,396
Restricted cash	25,451	25,055
Property, fixtures and equipment, net	1,629,311	1,633,263
Goodwill	341,540	352,118
Intangible assets, net	585,432	617,133
Deferred income tax assets	6,038	2,392
Other assets, net	155,963	165,119
Total assets	$3,344,286	$3,278,476

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 28,	DECEMBER 31,
	2014	2013
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$191,207	$164,619
Accrued and other current liabilities	237,844	197,114
Current portion of partner deposits and accrued partner obligations	8,399	12,548
Unearned revenue	376,696	359,443
Current portion of long-term debt	25,964	13,546
Total current liabilities	840,110	747,270
Partner deposits and accrued partner obligations	69,766	78,116
Deferred rent	121,819	105,963
Deferred income tax liabilities	181,125	150,051
Long-term debt, net	1,289,879	1,405,597
Other long-term liabilities, net	260,405	286,786
Total liabilities	2,763,104	2,773,783
Commitments and contingencies (Note 19)
Mezzanine Equity
Redeemable noncontrolling interests	24,733	21,984
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of December 28, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 125,949,870 and 124,784,124 shares issued and outstanding as of December 28, 2014 and December 31, 2013, respectively	1,259	1,248
Additional paid-in capital	1,085,627	1,068,705
Accumulated deficit	(474,994)	(565,154)
Accumulated other comprehensive loss	(60,542)	(26,418)
Total Bloomin’ Brands stockholders’ equity	551,350	478,381
Noncontrolling interests	5,099	4,328
Total stockholders’ equity	556,449	482,709
Total liabilities, mezzanine equity and stockholders’ equity	$3,344,286	$3,278,476

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	FISCAL YEAR
	2014	2013	2012
Revenues
Restaurant sales	$4,415,783	$4,089,128	$3,946,116
Other revenues	26,928	40,102	41,679
Total revenues	4,442,711	4,129,230	3,987,795
Costs and expenses
Cost of sales	1,435,359	1,333,842	1,281,002
Labor and other related	1,218,961	1,157,622	1,117,624
Other restaurant operating	1,049,053	964,279	918,522
Depreciation and amortization	190,911	164,094	155,482
General and administrative	304,382	268,928	326,473
Provision for impaired assets and restaurant closings	52,081	22,838	13,005
Income from operations of unconsolidated affiliates	—	(7,730)	(5,450)
Total costs and expenses	4,250,747	3,903,873	3,806,658
Income from operations	191,964	225,357	181,137
Loss on extinguishment and modification of debt	(11,092)	(14,586)	(20,957)
Gain on remeasurement of equity method investment	—	36,608	—
Other expense, net	(1,244)	(246)	(128)
Interest expense, net	(59,658)	(74,773)	(86,642)
Income before provision (benefit) for income taxes	119,970	172,360	73,410
Provision (benefit) for income taxes	24,044	(42,208)	12,106
Net income	95,926	214,568	61,304
Less: net income attributable to noncontrolling interests	4,836	6,201	11,333
Net income attributable to Bloomin’ Brands	$91,090	$208,367	$49,971

Net income	$95,926	$214,568	$61,304
Other comprehensive income:
Foreign currency translation adjustment	(31,731)	(17,597)	7,543
Reclassification of accumulated foreign currency translation adjustment for previously held equity investment	—	5,980	—
Unrealized losses on derivatives, net of tax	(2,393)	—	—
Comprehensive income	61,802	202,951	68,847
Less: comprehensive income attributable to noncontrolling interests	4,836	6,201	11,333
Comprehensive income attributable to Bloomin’ Brands	$56,966	$196,750	$57,514

Earnings per share:
Basic	$0.73	$1.69	$0.45
Diluted	$0.71	$1.63	$0.44
Weighted average common shares outstanding:
Basic	125,139	122,972	111,999
Diluted	128,317	128,074	114,821

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2011	106,573	$1,066	$874,753	$(822,625)	$(22,344)	$9,447	$40,297
Net income	—	—	—	49,971	—	11,333	61,304
Other comprehensive income, net of tax	—	—	—	—	7,543	—	7,543
Issuance of common stock in connection with initial public offering	14,197	142	142,100	—	—	—	142,242
Stock-based compensation	—	—	21,671	—	—	—	21,671
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	378	3	1,061	(431)	—	—	633
Issuance of notes receivable due from stockholders	—	—	(587)	—	—	—	(587)
Repayments of notes receivable due from stockholders	—	—	1,661	—	—	—	1,661
Purchase of limited partnership and joint venture interests	—	—	(39,696)	—	—	(886)	(40,582)
Distributions to noncontrolling interests	—	—	—	—	—	(13,977)	(13,977)
Balance, December 31, 2012	121,148	$1,211	$1,000,963	$(773,085)	$(14,801)	$5,917	$220,205

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2012	121,148	$1,211	$1,000,963	$(773,085)	$(14,801)	$5,917	$220,205
Net income	—	—	—	208,367	—	6,470	214,837
Other comprehensive loss, net of tax	—	—	—	—	(11,617)	—	(11,617)
Release of valuation allowance related to purchases of limited partnerships and joint venture interests	—	—	15,669	—	—	—	15,669
Stock-based compensation	—		14,185	—	—	—	14,185
Excess tax benefit on stock-based compensation	—	—	4,363	—	—	—	4,363
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	3,636	37	27,696	(436)	—	—	27,297
Repayments of notes receivable due from stockholders	—	—	5,829	—	—	—	5,829
Distributions to noncontrolling interests	—	—	—	—	—	(8,059)	(8,059)
Balance, December 31, 2013	124,784	$1,248	$1,068,705	$(565,154)	$(26,418)	$4,328	$482,709
Net income	—	—	—	91,090	—	4,161	95,251
Other comprehensive loss, net of tax	—	—	—	—	(34,124)	—	(34,124)
Stock-based compensation	—	—	17,420	—	—	—	17,420
Excess tax benefit on stock-based compensation	—	—	2,732	—	—	—	2,732
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	1,166	11	9,059	(930)	—	—	8,140
Purchase of limited partnership interests, net of tax of $6,785	—	—	(11,662)	—	—	1,236	(10,426)
Transfer to redeemable noncontrolling interest	—	—	(627)	—	—	—	(627)
Distributions to noncontrolling interests	—	—	—	—	—	(4,626)	(4,626)
Balance, December 28, 2014	125,950	$1,259	$1,085,627	$(474,994)	$(60,542)	$5,099	$556,449

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2014	2013	2012
Cash flows provided by operating activities:
Net income	$95,926	$214,568	$61,304
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	190,911	164,094	155,482
Amortization of deferred financing fees	3,116	3,574	8,222
Amortization of capitalized gift card sales commissions	27,509	23,826	21,136
Provision for impaired assets and restaurant closings	52,081	22,838	13,005
Accretion on debt discounts	2,078	2,451	880
Stock-based and other non-cash compensation expense	19,689	21,589	44,778
Income from operations of unconsolidated affiliates	—	(7,730)	(5,450)
Deferred income tax benefit	(13,623)	(83,603)	(7,442)
Loss on disposal of property, fixtures and equipment	3,608	1,441	2,141
Gain on life insurance and restricted cash investments	(2,213)	(5,284)	(5,150)
Loss on extinguishment and modification of debt	11,092	14,586	20,957
Gain on remeasurement of equity method investment	—	(36,608)	—
Loss (gain) on disposal of business or subsidiary	770	—	(3,500)
Recognition of deferred gain on sale-leaseback transaction	(2,140)	(2,135)	(1,610)
Excess tax benefits from stock-based compensation	(2,732)	(4,363)	—
Change in assets and liabilities:
(Increase) decrease in inventories	(3,126)	3,768	(8,577)
Increase in other current assets	(116,828)	(28,336)	(13,746)
Decrease (increase) in other assets	9,459	(259)	4,034
Increase in accounts payable and accrued and other current liabilities	32,182	10,192	4,687
Increase in deferred rent	18,746	20,618	17,064
Increase in unearned revenue	21,030	29,634	29,621
Increase in other long-term liabilities	4,471	12,403	2,255
Net cash provided by operating activities	352,006	377,264	340,091
Cash flows (used in) provided by investing activities:
Purchases of life insurance policies	(1,682)	(4,159)	(6,451)
Proceeds from sale of life insurance policies	627	1,239	—
Proceeds from disposal of property, fixtures and equipment	5,745	3,223	4,529
Proceeds from sale-leaseback transaction	—	—	192,886
Acquisition of business, net of cash acquired	(3,063)	(100,319)	—
Proceeds from sale of a business	—	—	3,500
Capital expenditures	(237,868)	(237,214)	(178,720)
Decrease in restricted cash	26,075	29,210	84,270
Increase in restricted cash	(30,176)	(38,117)	(80,070)
Net cash (used in) provided by investing activities	$(240,342)	$(346,137)	$19,944

		(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2014	2013	2012
Cash flows used in financing activities:
Proceeds from issuance of senior secured debt	$297,088	$—	$990,000
Extinguishment and modification of senior secured term loan	(700,000)	—	(1,004,575)
Proceeds from issuance of 2012 CMBS Loan	—	—	495,186
Repayments of long-term debt	(31,873)	(80,805)	(46,868)
Extinguishment of CMBS loan	—	—	(777,563)
Extinguishment of senior notes	—	—	(254,660)
Proceeds from borrowings on revolving credit facilities	519,000	100,000	111,000
Repayments of borrowings on revolving credit facilities	(194,000)	(100,000)	(144,000)
Financing fees	(4,492)	(12,519)	(18,983)
Proceeds from the issuance of common stock in connection with initial public offering	—	—	142,242
Proceeds from the exercise of stock options	9,540	27,786	884
Distributions to noncontrolling interests	(3,190)	(8,059)	(13,977)
Purchase of limited partnership interests	(17,211)	—	(40,582)
Repayments of partner deposits and accrued partner obligations	(24,925)	(23,286)	(25,397)
Issuance of notes receivable due from stockholders	—	—	(587)
Repayments of notes receivable due from stockholders	—	5,829	1,661
Repurchase of common stock	(930)	(436)	—
Excess tax benefits from stock-based compensation	2,732	4,363	—
Tax withholding on performance-based share units	(470)	—	—
Net cash used in financing activities	(148,731)	(87,127)	(586,219)
Effect of exchange rate changes on cash and cash equivalents	(7,060)	4,181	5,790
Net decrease in cash and cash equivalents	(44,127)	(51,819)	(220,394)
Cash and cash equivalents as of the beginning of the period	209,871	261,690	482,084
Cash and cash equivalents as of the end of the period	$165,744	$209,871	$261,690
Supplemental disclosures of cash flow information:
Cash paid for interest	$57,241	$71,397	$78,216
Cash paid for income taxes, net of refunds	56,216	33,673	24,276
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$503	$1,875	$6,434
Change in acquisition of property, fixtures and equipment included in accounts payable or capital lease liabilities	(1,669)	3,050	8,006
Release of valuation allowance through additional paid-in capital related to purchases of limited partnerships and joint venture interests	—	15,669	—
Deferred tax effect of purchase of noncontrolling interests	6,785	—	—

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of Business

Bloomin’ Brands, Inc. (“Bloomin’ Brands” or the “Company”) was formed by an investor group comprising funds advised by Bain Capital Partners, LLC (“Bain Capital”), Catterton Management Company, LLC (“Catterton”), Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (the “Founders”) and certain members of management. On June 14, 2007, Bloomin’ Brands acquired OSI Restaurant Partners, Inc. by means of a merger and related transactions (the “Merger”). At the time of the Merger, OSI Restaurant Partners, Inc. was converted into a Delaware limited liability company named OSI Restaurant Partners, LLC (“OSI”). In connection with the Merger, Bloomin’ Brands implemented a new ownership and financing arrangement for some of its restaurant properties, pursuant to which Private Restaurant Properties, LLC, a wholly-owned subsidiary of Bloomin’ Brands, acquired 343 restaurant properties from OSI and leased them back to subsidiaries of OSI. OSI remains the Company’s primary operating entity and New Private Restaurant Properties, LLC, another indirect wholly-owned subsidiary of the Company, continues to lease certain of the Company-owned restaurant properties to OSI’s subsidiaries. On August 13, 2012, the Company completed an initial public offering (the “IPO”) of its common stock.

The Company owns and operates casual, upscale casual and fine dining restaurants primarily in the United States. The Company’s restaurant portfolio has four concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements. In January 2015, the Company sold its Roy’s concept.

2.           Summary of Significant Accounting Policies

Basis of Presentation - The Company’s consolidated financial statements include the accounts and operations of Bloomin’ Brands and its subsidiaries.

To ensure timely reporting, the Company consolidates the results of its Brazil operations on a one-month calendar lag. There were no intervening events that would materially affect the Company’s consolidated financial position, results of operations or cash flows as of December 28, 2014 and for fiscal year 2014.

Principles of Consolidation - All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates variable interest entities where it has been determined the Company is the primary beneficiary of those entities’ operations. The Company is a franchisor of 166 restaurants as of December 28, 2014, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. These franchise relationships are not deemed variable interest entities and are not consolidated.

Investments in entities the Company does not control, but where the Company’s interest is generally between 20% and 50% and the Company has the ability to exercise significant influence over the entity are accounted for under the equity method. The Company’s share of earnings or losses accounted for under the equity method are recorded in Income from operations of unconsolidated affiliates in the Consolidated Statements of Operations and Comprehensive Income.

Prior to November 1, 2013, the Company held a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazil Joint Venture”) through a joint venture arrangement with PGS Participações Ltda (“PGS Par”). Effective November 1, 2013, the Company acquired a controlling interest in the Brazil Joint Venture resulting in the consolidation of this entity. Prior to the acquisition, the Company accounted for the Brazil Joint Venture under the equity method of accounting (see Note 3 - Acquisitions).

Fiscal Year - On January 3, 2014, the Board of Directors approved a change in the Company’s fiscal year end from a calendar year ending on December 31 to a 52-53 week year ending on the last Sunday in December, effective with

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

fiscal year 2014. In a 52 week fiscal year, each of the Company’s quarterly periods comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods.

Fiscal year 2014 consisted of the 52 weeks ended December 28, 2014 and fiscal years 2013 and 2012 consisted of the twelve months ended December 31, 2013 and 2012, respectively. Fiscal year 2014 included three less operating days than the comparable prior fiscal year and the Company estimates that the associated impact was a reduction of $46.0 million and $9.2 million of Restaurant sales and Net income attributable to Bloomin’ Brands, respectively.

Use of Estimates - The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Cash and Cash Equivalents - Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less. Cash and cash equivalents include $48.0 million and $35.1 million, as of December 28, 2014 and December 31, 2013, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

Concentrations of Credit and Counterparty Risk - Financial instruments that potentially subject the Company to a concentration of credit risk are vendor and other receivables. Vendor and other receivables consist primarily of amounts due from vendor rebates and gift card resellers, respectively. The Company considers the concentration of credit risk for vendor and other receivables to be minimal due to the payment histories and general financial condition of its vendors and gift card resellers. Gift card receivables of $86.0 million and $17.9 million as of December 28, 2014 and December 31, 2013, respectively, were reflected in Other current assets, net in the Company’s Consolidated Balance Sheets.

Financial instruments that potentially subject the Company to concentrations of counterparty risk are cash and cash equivalents, restricted cash and derivatives. The Company attempts to limit its counterparty risk by investing in certificates of deposit, money market funds, noninterest-bearing accounts and other highly rated investments and marketable securities. At times, cash balances may be in excess of FDIC insurance limits. See Note 16. - Derivative Instruments and Hedging Activities for a discussion of the Company’s use of derivative instruments and management of credit risk inherent in derivative instruments.

Fair Value - Fair value is the price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date. Fair value is categorized into one of the following three levels based on the lowest level of significant input:

Level 1	Unadjusted quoted market prices in active markets for identical assets or liabilities
Level 2	Observable inputs available at measurement date other than quoted prices included in Level 1
Level 3	Unobservable inputs that cannot be corroborated by observable market data

Inventories - Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market.

Restricted Cash - The Company has both current and long-term restricted cash balances consisting of amounts: (i) held in escrow for certain indemnifications associated with the Brazil Joint Venture acquisition, (ii) held for fulfillment of certain loan provisions, (iii) restricted for the payment of property taxes and (iv) pledged for settlement of deferred compensation plan obligations.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property, Fixtures and Equipment - Property, fixtures and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful life of the assets. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes renewal periods that are reasonably assured. Estimated useful lives by major asset category are generally as follows:

Buildings and building improvements	20 to 30 years
Furniture and fixtures	5 to 7 years
Equipment	2 to 7 years
Leasehold improvements	5 to 20 years
Capitalized software	3 to 7 years

Repair and maintenance costs that maintain the appearance and functionality of the restaurant, but do not extend the useful life of any restaurant asset are expensed as incurred. The Company suspends depreciation and amortization for assets held for sale. The cost and related accumulated depreciation of assets sold or disposed are removed from the Consolidated Balance Sheets, and any resulting gain or loss is generally recognized in the Other restaurant operating expense line of the Consolidated Statements of Operations and Other Comprehensive Income.

The Company capitalizes direct and indirect internal costs associated with the acquisition, development, design and construction of Company-owned restaurant locations as these costs have a future benefit to the Company. Upon restaurant opening, these costs are depreciated and charged to depreciation and amortization expense. Internal costs of $8.7 million, $9.1 million and $2.4 million were capitalized during fiscal years 2014, 2013 and 2012, respectively.
For fiscal years 2014 and 2013, software development costs of $5.0 million and $22.7 million, respectively, were capitalized. As of December 28, 2014 and December 31, 2013, there were $30.6 million and $25.9 million, respectively, of unamortized software development costs included in Property, fixtures and equipment.

Goodwill and Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. The Company’s indefinite-lived intangible assets consist of trade names. Goodwill and indefinite-lived intangible assets are tested for impairment annually, as of the first day of the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the qualitative assessment is not performed or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the fair value of the reporting unit is calculated. The carrying value of the reporting unit is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an indicator of potential impairment, in which case a second step is performed comparing the recorded amount of goodwill or indefinite-lived intangible assets to the implied fair value.

Definite-lived intangible assets, which consist primarily of trademarks, franchise agreements, reacquired franchise rights, favorable leases, and other long-lived assets, are amortized over their estimated useful lives and are tested for impairment, using the discounted cash flow method, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Derivatives - The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. If the derivative qualifies for hedge accounting treatment, then the effective portion of the gain or loss on the derivative instrument is recognized in equity as a change

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

to Accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is immediately recognized in the Consolidated Statements of Operations and Comprehensive Income.

The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Deferred Financing Fees - The Company capitalizes deferred financing fees related to the issuance of debt obligations. The Company amortizes deferred financing fees to interest expense over the terms of the respective financing arrangements, primarily using the effective interest method.

Liquor Licenses - The costs of obtaining non-transferable liquor licenses directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and included in Other assets, net. Annual liquor license renewal fees are expensed over the renewal term.

Insurance Reserves - The Company self-insures or maintains high per-claim deductibles for a significant portion of expected losses under its workers’ compensation, general liability/liquor liability, health, property and management liability insurance programs. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company. In establishing reserves, the Company considers certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Reserves recorded for workers’ compensation and general liability claims are discounted using the average of the one-year and five-year risk free rate of monetary assets that have comparable maturities.

Redeemable Noncontrolling Interests - The Company consolidates Outback Steakhouse subsidiaries in Brazil and China, each of which have noncontrolling interests that are permitted to deliver subsidiary shares in exchange for cash at a future date. The Company believes that it is probable that the noncontrolling interests will become redeemable.

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

Revenue Recognition - The Company records food and beverage revenues upon sale. Initial and developmental franchise fees are recognized as income once the Company has substantially performed all of its material obligations under the franchise agreement, which is generally upon the opening of the franchised restaurant. Continuing royalties, which are a percentage of net sales of the franchisee, are recognized as income when earned. Franchise-related revenues are included in Other revenues in the Consolidated Statements of Operations and Comprehensive Income.

The Company defers revenue for gift cards, which do not have expiration dates, until redemption by the consumer. Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. The Company also recognizes gift card breakage revenue for gift cards when the likelihood of redemption by the consumer is remote, which the Company determined are those gift cards issued on or before three years prior to the balance sheet date. The Company recorded breakage revenue of $18.8 million, $16.3 million and

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$13.3 million for fiscal years 2014, 2013 and 2012, respectively. Breakage revenue is recorded as a component of Restaurant sales in the Consolidated Statements of Operations and Comprehensive Income.

Gift card sales commissions paid to third-party providers are initially capitalized and subsequently recognized as Other restaurant operating expenses upon redemption of the associated gift card. Deferred expenses of $15.6 million and $12.0 million as of December 28, 2014 and December 31, 2013, respectively, were reflected in Other current assets, net in the Company’s Consolidated Balance Sheets. Gift card sales that are accompanied by a bonus gift card to be used by the consumer at a future visit result in a separate deferral of a portion of the original gift card sale. Revenue is recorded when the bonus card is redeemed at the estimated fair market value of the bonus card.

The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with consumers and reports revenue net of taxes in its Consolidated Statements of Operations and Comprehensive Income.

Operating Leases - Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of the Company’s leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets. Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense. Lease termination fees, if any, and future obligated lease payments for closed locations are recorded as an expense in the period incurred. Favorable and unfavorable lease assets and liabilities are amortized on a straight-line basis to rent expense over the remaining lease term.

Pre-Opening Expenses - Non-capital expenditures associated with opening new restaurants are expensed as incurred and are included in Other restaurant operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Consideration Received from Vendors - The Company receives consideration for a variety of vendor-sponsored programs, such as volume rebates, promotions and advertising allowances. Advertising allowances are intended to offset the Company’s costs of promoting and selling menu items in its restaurants. Vendor consideration is recorded as a reduction of Cost of sales or Other restaurant operating expenses when recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Impairment of Long-Lived Assets and Costs Associated with Exit Activities - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. For long-lived assets deployed at its restaurants, the Company reviews for impairment at the individual restaurant level. When evaluating for impairment, the total future undiscounted cash flows expected to be generated by the asset are compared to the carrying amount. If the total future undiscounted cash flows of the asset are less than its carrying amount, recoverability is measured by comparing the fair value of the assets to the carrying amount. An impairment loss is recognized in earnings when the asset’s carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model.

Generally, restaurant closure costs are expensed as incurred. When the Company ceases using the property rights under a non-cancelable operating lease, it records a liability for the net present value of any remaining lease obligations as a result of lease termination, less the estimated sublease income that can reasonably be obtained for the property. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. The associated expense is recorded in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable.

Advertising Costs - Advertising production costs are expensed in the period when the advertising first occurs. All other advertising costs are expensed in the period in which the costs are incurred. Advertising expense of $191.1 million, $182.4 million and $170.6 million for fiscal years 2014, 2013 and 2012, respectively, was recorded in Other restaurant operating expenses in the Consolidated Statements of Operations and Comprehensive Income.

Legal Costs - Settlement costs are accrued when they are deemed probable and reasonably estimable. Legal fees are recognized as incurred. Legal costs are reported in General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.

Research and Development Expenses (“R&D”) - R&D is expensed as incurred in General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income. R&D primarily consists of payroll and benefit costs. R&D was $5.8 million, $6.4 million and $7.3 million for fiscal years 2014, 2013 and 2012, respectively.

Partner Compensation - The Restaurant Managing Partner of each Company-owned domestic restaurant and the Chef Partner of each Fleming’s Prime Steakhouse & Wine Bar, as well as Area Operations Directors, generally receive distributions or payments for providing management and supervisory services to their restaurants based on a percentage of their associated restaurants’ monthly cash flows. The expense associated with the monthly payments for Restaurant Managing Partners and Chef Partners is included in Labor and other related expenses, and the expense associated with the monthly payments for Area Operations Directors is included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Restaurant Managing Partners and Chef Partners that are eligible to participate in a deferred compensation program receive an unsecured promise of a cash contribution to their account (see Note 6 - Stock-based and Deferred Compensation Plans). On the fifth anniversary of the opening of each new restaurant, the Area Operations Director supervising the restaurant during the first five years of operation receives an additional bonus based upon the average annual distributable cash flow of the restaurant.

The Company estimates future bonuses and deferred compensation obligations to Restaurant Managing and Chef Partners, using current and historical information on restaurant performance and records the partner obligations in Partner deposits and accrued partner obligations in its Consolidated Balance Sheets. Deferred compensation expenses for Restaurant Managing and Chef partners are included in Labor and other related expenses and bonus expense for Area Operations Directors is included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Stock-based Compensation - Stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. Stock-based compensation expense is recognized only for those awards expected to vest. The expense, net of forfeitures, is recognized using the straight-line method.

Foreign Currency Translation and Transactions - For all significant non-U.S. operations, the functional currency is the local currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date with the translation adjustments recorded in Accumulated other comprehensive loss in the Consolidated Statements of Changes in Stockholders’ Equity. Results of operations are translated using the average exchange rates for the reporting period.

Foreign currency exchange transaction losses of $0.7 million, $0.2 million and $0.1 million for fiscal years 2014, 2013 and 2012, respectively, are recorded in Other expense, net in the Company’s Consolidated Statements of Operations and Comprehensive Income.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income Taxes - Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change.

A valuation allowance may reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing feasible tax planning strategies in assessing the need for a valuation allowance.

The Company records a tax benefit for an uncertain tax position using the highest cumulative tax benefit that is more likely than not to be realized. The Company adjusts its liability for unrecognized tax benefits in the period in which its determines the issue is effectively settled, the statute of limitations expires or when more information becomes available. Liabilities for unrecognized tax benefits, including penalties and interest, are recorded in Accrued and other current liabilities and Other long-term liabilities on the Company’s Consolidated Balance Sheets.

Segment Reporting - The Company operates restaurants under brands that have similar economic characteristics, nature of products and services, class of consumer and distribution methods, and the Company believes it meets the criteria for aggregating its operating segments, including its international operations, into a single reporting segment. Revenue in foreign countries and Guam represented 13%, 9% and 8% of the Company’s total revenues for fiscal years 2014, 2013 and 2012, respectively. Long-lived assets, excluding goodwill and intangible assets, located in foreign countries represented 8%, 7% and 3% of the Company’s total long-lived assets as of December 28, 2014, December 31, 2013 and December 31, 2012, respectively.

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for fiscal year 2014. These reclassifications had no effect on previously reported net income.

Recently Adopted Financial Accounting Standards - In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 changes the criteria for reporting and revises the definition of discontinued operations while enhancing disclosures in this area. Additional disclosure requirements for discontinued operations and new disclosures for individually material disposal transactions that do not meet the revised definition of a discontinued operation will be applicable. The Company elected to early adopt ASU No. 2014-08 in the third quarter of fiscal 2014. Accordingly, the Roy’s concept was accounted for as a disposal as it did not represent a strategic shift in the Company’s operations. See Note 4 - Impairments, Disposals and Exit Costs regarding the Roy’s disposal.

Recently Issued Financial Accounting Standards Not Yet Adopted - In August 2014, the FASB issued ASU No. 2014-15: “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”). ASU No. 2014-15 will explicitly require management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard is applicable for all entities and will be effective for the Company in fiscal year 2016. The Company does not expect ASU No. 2014-15 to have a material impact.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers” (“ASU No. 2014-09”). ASU No. 2014-09 provides a single source of guidance for revenue arising from contracts with customers and supersedes current revenue recognition standards. Under ASU No. 2014-09, revenue is recognized in an amount that reflects the consideration an entity expects to receive for the transfer of goods and services. ASU No. 2014-09 will be effective for the Company in fiscal year 2017 and is applied retrospectively to each period

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

presented or as a cumulative effect adjustment at the date of adoption. The Company has not selected a transition method and is evaluating the impact this guidance will have on its financial position, results of operations and cash flows.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company.

3.           Acquisitions

Acquisition of Controlling Interest in the Company’s Brazil Operations - In connection with the Company’s international development growth strategy, effective November 1, 2013, the Company, through its wholly-owned subsidiary, Outback Steakhouse Restaurantes Brasil S.A. (“OB Brasil”), completed the acquisition of a controlling interest in the Brazil Joint Venture. As a result of the acquisition, the Company has a 90% interest in the Brazil Joint Venture, which was subsequently merged with OB Brasil.

The Company completed the acquisition for total cash consideration of approximately $110.4 million, of which $10.1 million was held in escrow for customary indemnifications. The Company financed the acquisition with borrowings of $100.0 million on its revolving credit facility and available cash. The borrowings on the revolving credit facility were subsequently repaid in fiscal year 2013. Acquisition-related costs of $1.8 million for fiscal year 2013, have been recognized in General and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income.

As a result of the acquisition, the previously-held equity interest was remeasured at fair value. The difference between the fair value and the carrying value of the equity interest held resulted in a $36.6 million gain for fiscal year 2013. The fair value assigned to the previously held equity investment in the Brazil Joint Venture was determined using the income approach, based on a discounted cash flow methodology.

PGS Par retained a noncontrolling interest of 10% in the Brazil Joint Venture. The Purchase Agreement provides the equity holders of PGS Par with options to sell their remaining interests to OB Brasil (the “put options”) and provides OB Brasil with options to purchase such remaining interests (the “call options” and together with the put options, the “Options”), in various amounts and at various times from 2015 through 2018, subject to acceleration in certain circumstances. The purchase price under each of the Options is based on a multiple of adjusted earnings before interest, taxes, depreciation and amortization of the business, subject to a possible fair market value adjustment. The Options are embedded features within the noncontrolling interest and are classified within the Consolidated Balance Sheet as Redeemable noncontrolling interests. The fair value of the Redeemable noncontrolling interest in OB Brasil on the date of the acquisition was $22.4 million, which was determined based on 10% of the enterprise value and discounted for lack of control and marketability.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the third quarter of 2014 measurement period adjustments made to amounts initially recorded. The measurement period adjustments did not have a significant impact to the Company’s Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows.

(in thousands)	AMOUNTS PREVIOUSLY RECORDED AS OF NOVEMBER 1, 2013	MEASUREMENT PERIOD ADJUSTMENTS	ADJUSTED ACQUISITION DATE AMOUNTS
Cash and cash equivalents	$10,124	$—	$10,124
Inventories	6,607	—	6,607
Other current assets, net	14,984	(676)	14,308
Property, fixtures and equipment	81,038	(923)	80,115
Goodwill (1)	135,701	6,241	141,942
Intangible assets, net	86,623	—	86,623
Other assets, net	4,535	(64)	4,471
Accounts payable	(7,782)	—	(7,782)
Accrued and other current liabilities	(17,486)	(2,946)	(20,432)
Current portion of partner deposits and accrued partner obligations	(729)	—	(729)
Long-term portion of partner deposits and accrued partner obligations	(4,482)	—	(4,482)
Deferred income taxes	(26,881)	565	(26,316)
Other long-term liabilities, net	(11,390)	(2,197)	(13,587)
	270,862	—	270,862
Fair value of previously held equity investment	(138,054)	—	(138,054)
Remaining redeemable noncontrolling interests	(22,365)	—	(22,365)
Total purchase price	$110,443	$—	$110,443
____________

(1)
The goodwill recognized is attributable primarily to the potential for strategic future growth. The carrying value of historical goodwill associated with the Company’s former equity investment in this entity of $52.6 million was disposed in connection with the acquisition. Goodwill recognized included $80.1 million that is expected to be deductible for tax purposes.

The fair value of net intangible assets has been allocated to reacquired franchise rights and favorable and unfavorable leases. The following table presents details of the purchased intangible assets and their remaining weighted-average amortization periods:

(in thousands, or as otherwise indicated)	FAIR VALUE AMOUNT AS OF NOVEMBER 1, 2013	WEIGHTED-AVERAGE AMORTIZATION PERIOD (IN YEARS)
Reacquired franchise rights (1)	$82,389	14
Favorable leases (2)	4,234	9
Unfavorable leases (2) (3)	(1,798)	10
Total identified intangible assets	$84,825	14
____________________

(1)	Reacquired franchise rights are amortized on a straight-line basis over the remaining life of each restaurants’ franchise agreement, without consideration of renewal.

(2)	Favorable and unfavorable leases are amortized on a straight-line basis over the remaining lease term.

(3)	Unfavorable leases are included in Other long-term liabilities, net.

Included in the Company’s operating results for fiscal year 2013 are Revenues of $23.7 million and net income of $0.8 million for OB Brasil.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents summarized financial information for 100% of the Brazil Joint Venture for the periods ending as indicated:

	FISCAL YEAR
(in thousands)	2013(1)	2012
Net revenue from sales	$215,050	$246,819
Gross profit	$148,229	$172,011
Income from continuing operations	$26,945	$24,268
Net income	$15,382	$11,151
____________________

(1)	Summarized financial information for fiscal year 2013 includes results for January 1, 2013 to October 31, 2013, when the Brazil Joint Venture was accounted for as an equity method investment.

The following comparative unaudited pro forma results of operations information for fiscal years 2013 and 2012 assumes the acquisition occurred on January 1, 2012, and reflects the full results of operations for the years presented. The pro forma results have been prepared for comparative purposes only and do not indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

	PRO FORMA (1)
	FISCAL YEAR
	2013	2012
(in thousands, except per share data)	(unaudited)	(unaudited)
Total revenues	$4,360,571	$4,223,393
Net income attributable to Bloomin’ Brands	$174,769	$49,623
Earnings per share:
Basic	$1.42	$0.44
Diluted	$1.36	$0.43
____________________

(1)
These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting for the following items: (i) fair value and depreciable lives adjustments to property and equipment, (ii) elimination of royalty revenue and expense, (iii) reversal of equity method income in the Company’s operating results, (iv) reversal of professional fees associated with the acquisition and (v) the related tax effects of these adjustments. These unaudited pro forma results of operations do not reflect the one-month reporting lag.

Acquisition of Limited Partnership Interests

During 2014, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 37 Bonefish Grill restaurants for an aggregate purchase price of $17.2 million. These transactions resulted in a reduction of $11.7 million in Additional paid-in capital in the Company’s Consolidated Statements of Changes in Stockholders’ Equity during fiscal year 2014.

During 2012, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 44 Bonefish Grill restaurants and 17 Carrabba’s Italian Grill restaurants for an aggregate purchase price of $39.5 million. These transactions resulted in a reduction of $39.0 million in Additional paid-in capital in the Company’s Consolidated Statements of Changes in Stockholders’ Equity during fiscal year 2012.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth the effect of the limited partnership interests and Roy’s joint venture acquisition transactions on stockholders’ equity attributable to Bloomin’ Brands:

	NET INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS AND TRANSFERS TO NONCONTROLLING INTERESTS

	FISCAL YEAR
(in thousands)	2014	2013	2012
Net income attributable to Bloomin’ Brands	$91,090	$208,367	$49,971
Transfers to noncontrolling interests:
Decrease in Bloomin’ Brands additional paid-in capital for purchase of
joint venture and limited partnership interests	(11,662)	—	(39,696)
Change from net income attributable to Bloomin’ Brands and transfers	$79,428	$208,367	$10,275
to noncontrolling interests

Acquisition of Franchised Restaurants - Effective March 1, 2014, the Company acquired two Bonefish Grill restaurants from a franchisee for a purchase price of $3.2 million, including customary escrow amounts. The Consolidated Statement of Operations and Comprehensive Income includes the results of operations for these restaurants from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact was not material to reported results.

The Company allocated the purchase price to the assets acquired less the liabilities assumed based on their estimated fair value on the date of acquisition with the remaining $2.5 million of the purchase price allocated to goodwill. All goodwill recognized is expected to be deductible for tax purposes.

4.     Impairments, Disposals and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows:

	FISCAL YEAR
(in thousands)	2014	2013	2012
Impairment losses	$37,071	$19,761	$10,584
Restaurant closure expenses	15,010	3,077	2,421
Provision for impaired assets and restaurant closings	$52,081	$22,838	$13,005

Restaurant Closure Initiatives - In the fourth quarter of 2013, the Company completed an assessment of its domestic restaurant base and decided to close 22 underperforming domestic locations (the “Domestic Restaurant Closure Initiative”). Aggregate pre-tax impairment, restaurant and other closing costs of $4.9 million and $18.7 million were incurred, during fiscal year 2014 and 2013, respectively, in connection with the Domestic Restaurant Closure Initiative.

During 2014, the Company decided to close 36 underperforming international locations, primarily in South Korea (the “International Restaurant Closure Initiative”). The Company expects to substantially complete these international restaurant closings during the first quarter of 2015. In connection with the International Restaurant Closure Initiative, the Company incurred pre-tax asset impairments, restaurant closing and other costs of $21.9 million during fiscal year 2014.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company expects to incur additional charges of $9.0 million to $12.0 million, including costs associated with lease obligations, employee terminations and other closure related obligations, primarily through the first quarter of 2015. Lease obligations represent $7.0 million to $10.0 million of the remaining charges the Company expects to incur. Future cash expenditures of $18.0 million to $23.0 million, primarily related to lease liabilities, are expected to occur through November 2022.

Following is a summary of the above restaurant closure initiative expenses recognized in the Consolidated Statement of Operations and Comprehensive Income during the periods indicated (in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME	FISCAL YEAR
		2014	2013	2012
Property, fixtures and equipment impairments	Provision for impaired assets and restaurant closings	$11,573	$18,695	$—
Facility closure and other expenses	Provision for impaired assets and restaurant closings	14,137	—	—
Severance and other liabilities	General and administrative	4,042	—	—
Reversal of deferred rent liability	Other restaurant operating	(2,911)	—	—
		$26,841	$18,695	$—

The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the Domestic and International Restaurant Closure Initiatives, during the fiscal years ended December 28, 2014, and December 31, 2013:

(in thousands)	2014	2013
Beginning of the year	$2,232	$990
Charges	12,644	1,573
Cash payments	(4,086)	(1,203)
Adjustments (1)	210	872
End of the year (2)	$11,000	$2,232
________________

(1)	Adjustments to facility closure and other costs represent changes in sublease assumptions and reductions in the Company’s remaining lease obligations.

(2)
As of December 28, 2014 and December 31, 2013, the Company had exit-related accruals of $4.7 million and $1.2 million, respectively, recorded in Accrued and other current liabilities and $6.3 million and $1.1 million, respectively, recorded in Other long-term liabilities, net.

Roy’s - In September 2014, the Company reclassified the assets and liabilities of Roy’s to held for sale. In connection with the decision to sell Roy’s, the Company recorded a pre-tax impairment charge of $13.4 million for Assets held for sale during fiscal year 2014. This impairment charge is recorded in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive Income.

On January 26, 2015, the Company sold its Roy’s concept to United Ohana, LLC (the “buyer”), for a purchase price of $10.0 million, less certain liabilities. Included in the purchase agreement is a provision in which the Company will pay the buyer up to $5.0 million, if certain lease contingencies are not resolved prior to April 2018 and the buyer is damaged. At the time of this report, the Company believes it is probable the lease contingencies will be resolved as required pursuant to the purchase agreement.

In connection with the sale of Roy’s, the Company continues to provide lease guarantees for certain of the Roy’s locations. Under the guarantees, the Company will pay the rental expense over the remaining lease term in the event of default. The fair value and maximum value of the lease guarantees is nominal. The maximum amount is calculated as the fair value of the lease payments over the remaining lease term and assumes that there are subleases.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Following are the assets and liabilities of Roy’s held for sale as of December 28, 2014:

(in thousands)	DECEMBER 28, 2014
Assets
Current assets	$2,818
Property, fixtures and equipment, net	16,274
Intangible assets, net	5,812
Other non-current assets	591
Total assets (1)	$25,495
Liabilities
Current liabilities	$3,743
Non-current liabilities	3,105
Total liabilities (2)	$6,848
________________

(1)	The impairment charge of $13.4 million is excluded from the amount presented.

(2)	Liabilities held for sale are included with Accrued and other current liabilities in the Consolidated Balance Sheet.

Following are the components of Roy’s included in the Consolidated Statements of Operations and Comprehensive Income for the following periods:

	FISCAL YEAR
(in thousands)	2014	2013	2012
Restaurant sales	$68,575	$73,945	$75,721
(Loss) income before income taxes (1)	$(13,612)	$(1,844)	$923
________________

(1)	Includes impairment charges of $13.4 million for Assets held for sale during the fiscal year 2014.

Other Disposals - During the third quarter of 2014, the Company decided to sell both of its corporate airplanes. In connection with this decision, the Company recognized pre-tax asset impairment charges of $10.6 million for fiscal year 2014. The impairment charges are recorded in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive Income. The Company completed the sale of one airplane during the fourth quarter of 2014 for net proceeds of $2.5 million. The fair value of the remaining airplane of $2.6 million is recorded in Assets held for sale as of December 28, 2014.

5.         Earnings Per Share

The Company computes basic earnings per share based on the weighted average number of common shares that were outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of restricted stock, restricted stock units, performance-based share units and stock options, using the treasury stock method. Performance-based share units are considered dilutive when the related performance criterion has been met.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the computation of basic and diluted earnings per share:

	FISCAL YEAR
(in thousands, except per share amounts)	2014	2013	2012
Net income attributable to Bloomin’ Brands	$91,090	$208,367	$49,971

Basic weighted average common shares outstanding	125,139	122,972	111,999

Effect of diluted securities:
Stock options	3,079	4,902	2,738
Nonvested restricted stock and restricted stock units	91	191	84
Nonvested performance-based share units	8	9	—
Diluted weighted average common shares outstanding	128,317	128,074	114,821

Basic earnings per share	$0.73	$1.69	$0.45
Diluted earnings per share	$0.71	$1.63	$0.44

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows:

	FISCAL YEAR
(in thousands)	2014	2013	2012
Stock options	3,090	1,348	1,092
Nonvested restricted stock and restricted stock units	206	12	—

6.           Stock-based and Deferred Compensation Plans

Stock-based Compensation Plans

Equity Compensation Plans - The Company’s 2012 Incentive Plan permits the grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards to officers, employees and directors. Upon adoption and approval of the 2012 Incentive Plan, all of the Company’s previous equity compensation plans were terminated. Existing awards under previous plans continue to vest in accordance with the original vesting schedule and will expire at the end of their original term.

As of December 28, 2014, the maximum number of shares of common stock available for issuance pursuant to the 2012 Incentive Plan was 7,918,651. On the first business day of each fiscal year, the aggregate number of shares that may be issued automatically increases by two percent of the total shares then issued and outstanding. All outstanding stock-based compensation awards contain certain forfeiture provisions.

The Company recognized stock-based compensation expense as follows:

	FISCAL YEAR
(in thousands)	2014	2013	2012
Stock options	$11,946	$11,168	$20,148
Restricted stock and restricted stock units	3,857	2,026	1,392
Performance-based share units	1,190	663	—
	$16,993	$13,857	$21,540

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Options - Beginning in August 2012, stock options generally vest and become exercisable over a period of four years in an equal number of shares each year. Stock options have an exercisable life of no more than ten years from the date of grant.

Stock options granted prior to August 2012 generally vest and become exercisable over a period of five years in an equal number of shares each year. Shares acquired upon the exercise of stock options were generally subject to a stockholder’s agreement that contained a management call option and certain transfer restrictions. The management call option allowed the Company to repurchase all shares purchased through exercise of stock options upon termination of employment at any time prior to the earlier of an IPO or a change of control. As a result of the transfer restrictions and management call option, the Company did not record compensation expense for stock options that contained the call option. Prior to the Company’s IPO in August 2012, there were no exercises of stock options by employees, and generally all stock options of terminated employees with a call provision either expired or were forfeited.

Upon completion of the Company’s IPO, the Company recorded $16.0 million of stock compensation expense for: (i) certain stock options that became exercisable and (ii) the time-vested portion of outstanding stock options containing the management call option due to automatic termination of the call option upon completion of the offering.

The following table presents a summary of the Company’s stock option activity for fiscal year 2014:

(in thousands, except exercise price and contractual life)	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2013	10,010	$9.54	6.6	$144,813
Granted	1,541	23.38
Exercised	(1,260)	7.53
Forfeited or expired	(514)	17.07
Outstanding as of December 28, 2014	9,777	$11.59	6.2	$120,461
Vested and expected to vest as of December 28, 2014	9,716	$11.54	6.2	$120,193
Exercisable as of December 28, 2014	6,427	$7.84	5.2	$102,367

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows for the periods indicated:

	FISCAL YEAR
	2014	2013	2012
Assumptions:
Weighted-average risk-free interest rate (1)	1.82%	1.22%	1.11%
Dividend yield (2)	—%	—%	—%
Expected term (3)	6.3 years	6.3 years	6.5 years
Weighted-average volatility (4)	48.4%	48.6%	48.6%

Weighted-average grant date fair value per option	$11.37	$9.14	$6.93
________________

(1)	Risk-free rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the contractual life of the option.

(2)	Dividend yield is the level of dividends expected be paid on the Company’s common stock over the expected term of the option.

(3)
Expected term represents the period of time that the options are expected to be outstanding. The simplified method of estimating the expected term is used since the Company does not have significant historical exercise experience for its stock options.

(4)
Volatility for fiscal years 2014 and 2013 is based on the historical volatilities of the Company’s stock and the stock of comparable peer companies. Volatility for fiscal year 2012 is based on the historical volatilities of the stock of comparable peer companies.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following represents stock option compensation information for the periods indicated:

	FISCAL YEAR
(in thousands)	2014	2013	2012
Intrinsic value of options exercised	$19,474	$42,661	$523
Excess tax benefits for tax deductions related to the exercise of stock options (1)	$2,405	$4,304	$—
Cash received from option exercises	$9,540	$27,786	$884
Fair value of stock options vested (2)	$36,614	$47,468	$66,467
Tax benefits for stock option compensation expense (1)	$7,576	$4,381	$—

Unrecognized stock option expense	$24,164
Remaining weighted-average vesting period	2.8 years
________________

(1)
Excess tax benefits for tax deductions related to the exercise of stock options and tax benefits for stock option compensation expense were not recognized in fiscal year 2012 due to a valuation allowance and other available tax credits.

(2)	The fair value of stock options that vested during fiscal year 2012 included $39.3 million of stock options that would have vested in prior years without the management call option.

Restricted Stock and Restricted Stock Units - Restricted stock and restricted stock units generally vest and become exercisable in an equal number of shares each year. Restricted stock and stock units issued to members of the Board of Directors vest over a period of three years. For employees, restricted stock and restricted stock units vest over four years. Following is a summary of the Company’s restricted stock and restricted stock unit activity for fiscal year 2014:

(in thousands, except grant date fair value)	NUMBER OF RESTRICTED STOCK & RESTRICTED STOCK UNIT AWARDS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding as of December 31, 2013	581	$18.43
Granted	669	20.88
Vested	(146)	18.32
Forfeited	(158)	19.40
Outstanding as of December 28, 2014	946	$20.08

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following represents restricted stock and restricted stock unit compensation information as of December 28, 2014:

	FISCAL YEAR
(in thousands)	2014	2013	2012
Fair value of restricted stock vested	$2,680	$1,597	$2,839
Tax benefits for restricted stock compensation expense (1)	$1,298	$817	$—

Unrecognized restricted stock expense	$15,327
Remaining weighted-average vesting period	3.2 years
________________

(1)	Excess tax benefits for tax deductions related to restricted stock compensation expense were not recognized in fiscal year 2012 due to a valuation allowance and other available tax credits.

Performance-based Share Units - Beginning in 2013, the Company granted performance-based share units (“PSUs”) to certain employees. The PSUs vest in an equal number of shares over four years. The number of units that vest is determined for each year based on the achievement of certain Company performance criteria as set forth in the award agreement and may range from zero to 200% of the annual target grant. The PSUs are settled in shares of common stock, with holders receiving one share of common stock for each performance-based share unit that vests. The fair value of PSUs is based on the closing price of the Company’s common stock on the grant date. Compensation expense for PSUs is recognized over the vesting period when it is probable the performance criteria will be achieved.

At December 28, 2014, the following performance-based share unit (“PSUs”) programs were in progress:

		TARGET NO. OF PSUs AWARDED AND REMAINING TO GRANT (1)	TARGET NO. OF GRANTED AND OUTSTANDINGPSUs (2)	ESTIMATED PAYOUT OF GRANTED AND OUTSTANDING PSUs AS OF DECEMBER 28, 2014		MAXIMUM PAYOUT (AS A % OF TARGET NO. OF PSUs)
(units in thousands)					MINIMUM PAYOUT
AWARD DATE	PROGRAM
2/26/2013	2013 Program	103	32	19	—%	200%
4/24/2013	2013 Grant	12	6	6	—%	100%
2/27/2014	2014 Program	174	54	34	—%	200%
		289	92	59
________________

(1)
Represents target PSUs awarded under each of the identified programs that have not been granted for accounting purposes. These PSUs do not result in the recognition of stock-based compensation expense until the performance target has been set by the Board of Directors as of the beginning of each fiscal year. There is no effect of these PSUs on the Company’s basic or diluted shares outstanding.

(2)
Assumes achievement of target threshold of the Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) goals for the Company or respective concepts for the 2013 Programs and achievement of target threshold of the Adjusted EPS goal for the 2014 Program.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a summary of the Company’s PSU activity for fiscal year 2014:

(in thousands, except grant date fair value)	PERFORMANCE-BASED SHARE UNITS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding as of December 31, 2013	49	$17.85
Granted (1)	110	25.07
Vested (2)	(56)	16.70
Forfeited	(11)	23.10
Outstanding as of December 28, 2014	92	$25.08
________________

(1)	Share unit amounts include the number of PSUs at the target threshold in the current period grant and additional shares earned above target due to exceeding prior period performance criteria.

(2)	In February 2014, 44,996 PSUs vested based upon satisfaction of the 2013 Company performance criteria, representing the achievement of 114% of the annual target threshold.

Deferred Compensation Plans

Restaurant Managing Partners and Chef Partners - Restaurant Managing Partners and Chef Partners are eligible to participate in deferred compensation programs. The Company invests in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of the obligations under the deferred compensation plans. The deferred compensation obligation due to managing and chef partners was $155.6 million and $148.3 million as of December 28, 2014 and December 31, 2013, respectively. The unfunded obligation for managing and chef partners’ deferred compensation was $82.6 million and $76.5 million as of December 28, 2014 and December 31, 2013, respectively.

Other Benefit Plans

401(k) Plan - The Company has a qualified defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company incurred costs of $1.1 million, $2.1 million and $2.1 million for the 401(k) Plan for fiscal years 2014, 2013 and 2012, respectively.

Deferred Compensation Plan - The Company provides a deferred compensation plan for its highly compensated employees who are not eligible to participate in the 401(k) Plan. The deferred compensation plan allows these employees to contribute a percentage of their base salary and cash bonus on a pre-tax basis. The deferred compensation plan is unfunded and unsecured.

7.           Other Current Assets, Net

Other current assets, net, consisted of the following:

	DECEMBER 28,	DECEMBER 31,
(in thousands)	2014	2013
Prepaid expenses	$30,260	$27,652
Accounts receivable - vendors, net	27,340	23,218
Accounts receivable - franchisees, net	1,159	1,394
Accounts receivable - other, net	107,178	33,086
Other current assets, net	40,691	32,362
	$206,628	$117,712

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.     Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following:

	DECEMBER 28,	DECEMBER 31,
(in thousands)	2014	2013
Land	$262,141	$263,989
Buildings and building improvements	998,787	959,102
Furniture and fixtures	368,638	345,040
Equipment	531,117	487,276
Leasehold improvements	457,623	443,376
Construction in progress	46,025	79,526
Less: accumulated depreciation	(1,035,020)	(945,046)
	$1,629,311	$1,633,263

At December 28, 2014, the Company leased $13.6 million and $19.5 million, respectively, of certain land and buildings to third parties. Accumulated depreciation related to the leased building assets of $4.9 million is included in Property, fixtures and equipment as of December 28, 2014.

Depreciation and repair and maintenance expense is as follows for the periods indicated:

	FISCAL YEAR
(in thousands)	2014	2013	2012
Depreciation expense	$177,504	$156,015	$147,768
Repair and maintenance expense	108,392	103,613	98,039

Effective March 14, 2012, the Company entered into a sale-leaseback transaction with two third-party real estate institutional investors in which the Company sold 67 restaurant properties at fair market value for net proceeds of $192.9 million. The Company then simultaneously leased these properties under nine master leases (collectively, the “REIT Master Leases”). The initial terms of the REIT Master Leases are 20 years with four five-year renewal options. One renewal period is at a fixed rental amount and the last three renewal periods are generally based on then-current fair market values. The sale at fair market value and subsequent leaseback qualified for sale-leaseback accounting treatment, and the REIT Master Leases are classified as operating leases. The Company recorded a deferred gain on the sale of certain of the properties of $42.9 million primarily in Other long-term liabilities, net in its Consolidated Balance Sheet at the time of the transaction, which is amortized over the initial 20-year term of the lease.

9.     Goodwill and Intangible Assets, Net

Goodwill - The following table is a roll-forward of goodwill:

(in thousands)	2014	2013
Balance as of beginning of year	$352,118	$270,972
Acquisitions (1)	2,461	141,942
Translation adjustments	(13,039)	(8,165)
Disposals (1)	—	(52,631)
Balance as of end of year	$341,540	$352,118
________________

(1)	Effective November 1, 2013, the Company acquired a controlling interest in the Brazil Joint Venture. Refer to Note 3 - Acquisitions for discussion of goodwill associated with the Brazil acquisition.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated:

	DECEMBER 28, 2014		DECEMBER 31, 2013		DECEMBER 31, 2012
(in thousands)	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS
Goodwill	$1,126,176	$(784,636)	$1,136,754	$(784,636)	$1,055,608	$(784,636)

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets each year during the second quarter. The Company did not record any goodwill asset impairment charges during fiscal years 2014, 2013 or 2012.

Intangible Assets, net - Intangible assets, net, consisted of the following as of December 28, 2014 and December 31, 2013:

	WEIGHTED AVERAGE AMORTIZATION PERIOD (IN YEARS)	DECEMBER 28, 2014			DECEMBER 31, 2013
(in thousands)		GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE	GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Trade names	Indefinite	$414,000		$414,000	$413,000		$413,000
Trademarks	14	83,991	$(30,656)	53,335	88,581	$(26,619)	$61,962
Favorable leases	9	87,655	(43,083)	44,572	92,511	(39,759)	$52,752
Franchise agreements	6	14,881	(8,633)	6,248	14,881	(7,488)	$7,393
Reacquired franchise rights	13	70,023	(6,072)	63,951	77,418	(516)	$76,902
Other intangibles	2	9,099	(5,773)	3,326	9,099	(3,975)	$5,124
Total intangible assets	12	$679,649	$(94,217)	$585,432	$695,490	$(78,357)	$617,133

The Company did not record any indefinite-lived intangible asset impairment charges during fiscal years 2014, 2013 or 2012.

Definite-lived intangible assets are amortized on a straight-line basis. The following table presents the aggregate expense related to the amortization of the Company’s trademarks, favorable leases, franchise agreements, reacquired franchise rights and other intangibles:

	FISCAL YEAR
(in thousands)	2014	2013	2012
Amortization expense (1)	$19,807	$14,405	$14,550
________________

(1)	Amortization expense is recorded in Depreciation and amortization and Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents expected annual amortization of intangible assets as of December 28, 2014:

(in thousands)
2015	$18,256
2016	17,229
2017	15,336
2018	14,940
2019	14,465

Effective June 1, 2014, OSI and Carrabba’s Italian Grill, LLC (“Carrabba’s”), a wholly owned subsidiary of OSI, entered into a Third Amendment to the Royalty Agreement with the founders of Carrabba’s Italian Grill and their affiliated entities (collectively, the “Carrabba’s Founders”). The amendment provides that no continuing royalty fee will be paid to the Carrabba’s Founders for Carrabba’s restaurants located outside the United States. Each Carrabba’s restaurant located outside the United States will pay a one-time lump sum royalty fee, which varies depending on the size of the restaurant. The one-time fee is $100,000 for restaurants 5,000 square feet or larger, $75,000 for restaurants 3,500 square feet or larger but less than 5,000 square feet and $50,000 for restaurants less than 3,500 square feet. In connection with the amendment, the Company made a non-refundable payment of $1.0 million to the Carrabba’s Founders for the first ten restaurants of 5,000 square feet or more to be located outside the United States. The payment to the Carrabba’s Founders was recorded as a trade name in Intangible Assets, net, in the Consolidated Balance Sheet as of December 28, 2014.

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

10.           Other Assets, Net

Other assets, net, consisted of the following:

	DECEMBER 28,	DECEMBER 31,
(in thousands)	2014	2013
Company-owned life insurance	$64,067	$66,749
Deferred financing fees (1)	6,917	12,354
Liquor licenses	27,844	27,793
Other assets	57,135	58,223
	$155,963	$165,119
________________

(1)	Net of accumulated amortization of $6.1 million and $11.4 million at December 28, 2014 and December 31, 2013, respectively.

The Company amortized deferred financing fees of $3.1 million, $3.6 million and $8.2 million to interest expense for fiscal years 2014, 2013 and 2012, respectively.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	DECEMBER 28,	DECEMBER 31,
(in thousands)	2014	2013
Accrued payroll and other compensation	$121,548	$100,955
Accrued insurance	19,455	20,710
Other current liabilities	96,841	75,449
	$237,844	$197,114

Accrued Payroll Taxes - The Company is currently under payroll tax examination by the IRS. During 2013, the IRS informed the Company that it proposed to issue an audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by the Company’s tipped employees during calendar year 2010. Subsequently, the IRS indicated that the scope of the proposed adjustment would expand to include the 2011 and 2012 periods. During 2014, the Company settled the calendar year 2010 audit adjustment for $5.0 million. Following are the components recognized in the Consolidated Balance Sheets for the payroll tax audits:

	DECEMBER 28,	DECEMBER 31,
(in thousands)	2014	2013
Accrued and other current liabilities	$12,000	$5,000
Other long-term liabilities, net	—	12,000
	$12,000	$17,000

In addition, a deferred income tax benefit was recorded for the allowable income tax credits for the payroll audits. As a result of the associated income tax benefit, the recognition of the liability had no impact on net income.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.           Long-term Debt, Net

Following is a summary of outstanding long-term debt:

	DECEMBER 28, 2014		DECEMBER 31, 2013
(in thousands, except interest rate)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility (1):
Term loan A	$296,250	2.16%	$—	—%
Term loan B	225,000	3.50%	935,000	3.50%
Revolving credit facility	325,000	2.16%	—	—%
Total Senior Secured Credit Facility	846,250		935,000
2012 CMBS loan:
First mortgage loan (2)	299,765	4.08%	311,644	4.02%
First mezzanine loan	85,127	9.00%	86,131	9.00%
Second mezzanine loan	86,067	11.25%	86,704	11.25%
Total 2012 CMBS Loan	470,959		484,479
Capital lease obligations	634		1,255
Other long-term debt (3)	4,073	0.52% to 7.00%	8,561	0.58% to 7.00%
	1,321,916		1,429,295
Less: current portion of long-term debt	(25,964)		(13,546)
Less: unamortized debt discount	(6,073)		(10,152)
Long-term debt, net	$1,289,879		$1,405,597
________________

(1)	Subsequent to December 28, 2014, the Company made payments of $3.8 million, $10.0 million and $60.0 million on its Term loan A, Term loan B and revolving credit facility, respectively.

(2)	Represents the weighted-average interest rate for the respective period.

(3)	Balance is comprised of sale-leaseback obligations and uncollateralized notes payable. Interest rates presented relate to the notes payable.

Bloomin’ Brands, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred indebtedness as described below.

Credit Agreement - On October 26, 2012, OSI refinanced its outstanding senior secured credit facilities and entered into a credit agreement (“Credit Agreement”) with a syndicate of institutional lenders and financial institutions. The senior secured credit facility (the “Senior Secured Credit Facility”) of up to $1.225 billion was comprised of a $1.0 billion Term loan B and a $225.0 million revolving credit facility, including letter of credit and swing line loan sub-facilities. The Term loan B was issued with an original issue discount of $10.0 million.

On April 10, 2013, OSI amended the Credit Agreement in connection with a repricing of the Term loan B. The terms of the amended Term loan B remained unchanged, but had a lower applicable interest rate than the existing senior secured Term loan B facility. In January 2014, the Credit Agreement was amended to align with the change in the Company’s fiscal year.

Amended Credit Agreement - OSI completed a refinancing of its Senior Secured Credit Facility and entered into an amendment to the Credit Agreement (“Amended Credit Agreement”) on May 16, 2014. The Amended Credit Agreement provides for senior secured financing of up to $1.125 billion, initially consisting of a new $300.0 million Term loan A, a $225.0 million Term loan B and a $600.0 million revolving credit facility, including letter of credit and swing line loan sub-facilities. The Term loan A and revolving credit facility mature May 16, 2019, and the Term loan B matures on October 26, 2019. The Term loan A was issued with a discount of $2.9 million.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At closing, $400.0 million was drawn under the revolving credit facility. The proceeds of the Term loan A and the loans made at closing under the revolving credit facility were used to pay down a portion of Term loan B under the Credit Agreement. The total indebtedness of the Company remained unchanged as a result of the refinancing.

The Company may elect an interest rate for the Amended Credit Agreement at each reset period based on the Base Rate or the Eurocurrency Rate. The Base Rate option is the highest of: (i) the prime rate of Wells Fargo Bank, National Association, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency rate with a one-month interest period plus 1.0% (the “Base Rate”). The Eurocurrency Rate option is the seven, 30, 60, 90 or 180-day Eurocurrency rate (“Eurocurrency Rate”). The interest rates are as follows:

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

Fees on letters of credit and the daily unused availability under the revolving credit facility as of December 28, 2014, were 2.13% and 0.30%, respectively. As of December 28, 2014, $29.6 million of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing.

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

The first mortgage loan has five fixed-rate components and a floating rate component. The fixed-rate components bear interest at rates ranging from 2.37% to 6.81% per annum. The floating rate component bears interest at a rate per annum equal to the 30-day London Interbank Offered Rate (“30-day LIBOR”), (with a floor of 1%) plus 2.37%. The first mezzanine loan bears interest at a rate of 9.00% per annum, and the second mezzanine loan bears interest at a rate of 11.25% per annum.

Debt Covenants and Other Restrictions - Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness; make significant payments; sell assets; pay dividends and other restricted payments; acquire certain assets; effect mergers and similar transactions; and effect certain other transactions with affiliates. The Amended Credit Agreement also has a financial covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”). TNLR is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments). The TNLR may not exceed a level set at 5.00 to 1.00 through fiscal 2017, with a step down to a maximum level of 4.75 to 1.00 in fiscal 2018 and thereafter.
The 2012 CMBS Loan also requires the Company to maintain an interest rate cap (“Rate Cap”) to limit the volatility of the floating rate component of the first mortgage loan within the 2012 CMBS Loan. See Note 16 - Derivative Instruments and Hedging Activities for further information.
At December 28, 2014 and December 31, 2013, the Company was in compliance with its debt covenants.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Loss on Extinguishment and Modification of Debt - Following is a summary of loss on extinguishment and modification of debt recorded in the Company’s Consolidated Statement of Operations and Comprehensive Income:

	FISCAL YEAR
(in thousands)	2014 (1)	2013 (2)	2012
2012 CMBS Loan refinancing	$—	$—	$2,852
Retirement of OSI senior notes	—	—	8,956
Refinancing of Senior Secured Credit Facility	11,092	—	9,149
Repricing Term loan B	—	14,586	—
Loss on extinguishment and modification of debt	$11,092	$14,586	$20,957
________________

(1)	The loss was comprised of write-offs of $5.5 million of deferred financing fees and $4.9 million of unamortized debt discount and a prepayment penalty of $0.7 million.

(2)
The loss was comprised of a prepayment penalty of $9.8 million, third-party financing costs of $2.4 million and the write-down of $1.2 million each of deferred financing fees and unamortized debt discount.

Deferred financing fees - The Company deferred $3.8 million of financing costs incurred to complete the refinancing of the Senior Secured Credit Facility in fiscal year 2014. These deferred financing costs are included in the line item, Other assets, net in the Consolidated Balance Sheets.

Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of December 28, 2014:

(in thousands)	DECEMBER 28, 2014
Year 1 (1)	$27,601
Year 2	40,147
Year 3	460,983
Year 4	24,403
Year 5	767,524
Thereafter	1,258
Total	$1,321,916
________________

(1)	Excludes unamortized discount of $1.6 million.

The following is a summary of required amortization payments for Term loan A:

SCHEDULED QUARTERLY PAYMENT DATES	(in thousands)
December 31, 2014 through June 30, 2016	$3,750
September 30, 2016 through June 30, 2018	$5,625
September 30, 2018 through March 31, 2019	$7,500

Since the inception of the Term loan B, OSI has made voluntary prepayments in excess of the remaining required amortization payments and, as a result, will not be required to make any further required amortization payments until the remaining balance of the loan reaches maturity in October 2019.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following:

	DECEMBER 28,	DECEMBER 31,
(in thousands)	2014	2013
Accrued insurance liability	$42,922	$43,635
Unfavorable leases, net of accumulated amortization	49,492	54,843
Chef and managing partner deferred compensation obligations	90,564	109,529
Deferred gain on sale-leaseback transaction, net of accumulated amortization	35,864	36,910
Other long-term liabilities	41,563	41,869
	$260,405	$286,786

The Company maintains an endorsement split-dollar insurance policy with a death benefit of $5.0 million for one of its current executive officers. The Company is the beneficiary of the policy to the extent of premiums paid or the cash value, whichever is greater, with the remaining death benefit being paid to personal beneficiaries designated by the executive officers.

During fiscal years 2014 and 2013, the Company terminated the split-dollar agreements with certain of its former executive officers for cash payments of $2.0 million and $5.2 million. Upon termination, the release of the death benefit and related liabilities less the associated cash termination payment resulted in net gains of $1.9 million and $4.7 million during fiscal years 2014 and 2013, which were recorded in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. As a result of the terminations, the Company became the sole and exclusive owner of the related split-dollar insurance policies and elected to cancel them.

As of December 28, 2014 and December 31, 2013, the Company had $1.2 million and $5.0 million, respectively, recorded in Other long-term liabilities, net in its Consolidated Balance Sheets for the outstanding obligations under the endorsement split-dollar insurance policies.

14.           Redeemable Noncontrolling Interests

The Company consolidates subsidiaries in Brazil and China, each of which have noncontrolling interests that are permitted to deliver subsidiary shares in exchange for cash at a future date. The following table presents a rollforward of Redeemable noncontrolling interests for fiscal year 2014:

FISCAL YEAR
(in thousands)	2014
Balance, beginning of period	$21,984
Net income attributable to Redeemable noncontrolling interests	666
Contributions by noncontrolling shareholders	1,456
Transfer to redeemable noncontrolling interest	627
Balance, end of period	$24,733

As of December 28, 2014, the Company allocated Net income attributable to noncontrolling interests and performed a measurement of the redemption amount for Redeemable noncontrolling interests, including a fair value assessment. Based on the fair value assessment, no adjustment was required for fiscal year 2014.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.         Stockholders’ Equity

Public Offerings - During 2012, the Company completed an IPO of its common stock. In the offering, the Company issued and sold an aggregate of 14,196,845 shares of common stock at a price of $11.00 per share. The Company received net proceeds in the offering of $142.2 million after deducting underwriting discounts, commissions and offering-related expenses of $14.0 million. All of the net proceeds, together with cash on hand, was applied to retire OSI’s 10% senior notes due 2015.

In 2012, the retention bonus and the incentive bonus agreements with the Company’s CEO were amended. The remaining payments under each agreement were accelerated to a single lump sum payment of $22.4 million, which was paid upon the completion of the Company’s IPO in fiscal year 2012. In connection with the amended agreements, the Company recorded $18.1 million of accelerated bonus expense for fiscal year 2012 in General and administrative in its Consolidated Statement of Operations and Comprehensive Income.

Share Repurchases - In December 2014, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $100.0 million of its outstanding common stock. The authorization will expire on June 12, 2016. As of December 28, 2014, no shares had been repurchased under the program.

Dividends - In December 2014, the Board of Directors adopted a dividend policy under which it intends to declare quarterly cash dividends on shares of the Company’s common stock. On February 12, 2015, the Board of Directors declared the Company’s first quarterly cash dividend of $0.06 per share.

Accumulated Other Comprehensive Loss - The components of Accumulated other comprehensive loss (“AOCL”), net of tax, are as follows:

(in thousands)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	UNREALIZED LOSSES ON DERIVATIVES	ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances as of December 31, 2013	$(26,418)	$—	$(26,418)
Other comprehensive loss, net of tax	(31,731)	(2,393)	(34,124)
Balances as of December 28, 2014	$(58,149)	$(2,393)	$(60,542)

16.           Derivative Instruments and Hedging Activities

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

The interest rate swaps, which have been designated and qualify as a cash flow hedge, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. Fair value changes in the interest rate swaps are recognized in AOCL for all effective portions. Balances in AOCL are subsequently

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

reclassified to earnings in the same period that the hedged interest payments affect earnings. The Company estimates $3.0 million will be reclassified to interest expense over the next twelve months.

The following table presents the fair value of the Company’s interest rate swaps as well as their classification on the Consolidated Balance Sheet:

(in thousands)	DECEMBER 28, 2014	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$2,617	Accrued and other current liabilities
Interest rate swaps - liability	1,307	Other long-term liabilities, net
Total fair value of derivative instruments - liability (1)	$3,924
____________________
(1)    See Note 17 - Fair Value Measurements for fair value discussion of the interest rate swaps.

As of December 28, 2014, no interest expense related to the interest rate swaps is accrued in the Consolidated Balance Sheets or recognized in the Consolidated Statements of Operations and Comprehensive Income as the interest rate swaps are not effective until June 30, 2015. During fiscal year 2014, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

The following table summarizes the effects of the interest rate swap on the Consolidated Statements of Operations and Comprehensive Income for fiscal year 2014:

(in thousands)	AMOUNT OF (LOSS) GAIN RECOGNIZED IN OTHER COMPREHENSIVE INCOME
Interest rate swaps	$(3,924)
Income tax benefit	1,531
Net of income taxes	$(2,393)

The Company records its derivatives on the Consolidated Balance Sheets on a gross balance basis. The Company’s derivatives are subject to master netting arrangements. As of December 28, 2014, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 28, 2014, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of December 28, 2014, the fair value of the Company’s interest rate swaps in a net liability position, excluding any adjustment for nonperformance risk, was $4.0 million. As of December 28, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 28, 2014, it could have been required to settle its obligations under the agreements at their termination value of $4.0 million.

NON-DESIGNATED HEDGES

Interest Rate Cap - The Company is required to maintain an interest Rate Cap to limit the volatility of the floating rate component of the first mortgage loan within the 2012 CMBS loan. In April 2014, the Company’s Rate Cap expired. In connection with the expiration of the Rate Cap, the Company entered into a replacement rate cap (“Replacement Rate Cap”), with a notional amount of $48.7 million. Under the Replacement Rate Cap, if the 30-day LIBOR rate

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

exceeds 7.00% per annum, the counterparty must pay to the Company such excess on the notional amount of the floating rate component. The Replacement Rate Cap expires in April 2016. Changes in the fair value of the Replacement Rate Cap were nominal for fiscal years 2014 and 2013.

Commodities - The Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas. The Company utilizes derivative instruments with a notional amount of $2.7 million to mitigate some of its overall exposure to material increases in natural gas.

The following table presents the fair value of the Company’s commodity derivative instruments as well as their classification on the Consolidated Balance Sheet:

(in thousands)	DECEMBER 28, 2014	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Commodities - liability	$566	Accrued and other current liabilities
Total fair value of derivative instruments - liability	$566

The following table summarizes the effects of commodity derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for fiscal year 2014:

(in thousands)	LOCATION OF (LOSS) GAIN RECOGNIZED IN INCOME ON DERIVATIVE	AMOUNT OF (LOSS) GAIN RECOGNIZED IN INCOME ON DERIVATIVE
Commodities	Other restaurant operating expense	$(629)
Total		$(629)
Changes in the fair value of the commodity derivative instruments and any gains or losses were nominal for fiscal years 2013 and 2012.

17.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis - The following table presents the Company’s fixed income, money market funds and derivative instruments measured at fair value on a recurring basis as of December 28, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	2014			2013
(in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$4,602	$4,602	$—	$9,849	$9,849	$—
Money market funds	7,842	7,842	—	1,988	1,988	—
Restricted cash equivalents:
Money market funds	3,360	3,360	—	68	68	—
Total asset recurring fair value measurements	$15,804	$15,804	$—	$11,905	$11,905	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$2,617	$—	$2,617	$—	$—	$—
Derivative instruments - commodities	566	—	566	—	—	—
Other long-term liabilities
Derivative instruments - interest rate swaps	1,307	—	1,307	—	—	—
Total liability recurring fair value measurements	$4,490	$—	$4,490	$—	$—	$—

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
Derivative instruments primarily relate to the interest rate swaps, interest rate cap and commodities. Fair value measurements are based on a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives and uses observable market-based inputs, including interest rate curves and credit spreads. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of December 28, 2014, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the fair value remeasurements for Assets held for sale and Property, fixtures and equipment for fiscal years 2014, 2013 and 2012 aggregated by the level in the fair value hierarchy within which those measurements fall:

	2014		2013		2012
(in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$9,613	$23,974	$—	$—	$—	$—
Property, fixtures and equipment (2)	2,429	13,097	9,990	19,761	6,178	10,584
	$12,042	$37,071	$9,990	$19,761	$6,178	$10,584
________________

(1)
Carrying value approximates fair value with all assets measured using Level 2 inputs. Refer to Note 4 - Impairments, Disposals and Exit Costs for discussion of impairments related to corporate airplanes and Roy’s.

(2)
Carrying value approximates fair value. Carrying values for assets measured using Level 2 inputs totaled $1.8 million, $8.3 million and $3.6 million for fiscal years 2014, 2013 and 2012, respectively. Assets measured using Level 3 inputs, had carrying values of $0.6 million, $1.6 million and $2.6 million for fiscal years 2014, 2013 and 2012, respectively. Refer to Note 4 - Impairments, Disposals and Exit Costs for discussion of impairments related to restaurant closure initiatives.

The Company used a third-party market appraisal (Level 2) and discounted cash flow models (Level 3) to estimate the fair value of the long-lived assets included in the table above. Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results.

Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of December 28, 2014 and December 31, 2013 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt as of December 28, 2014 and December 31, 2013 aggregated by the level in the fair value hierarchy in which those measurements fall:

	2014			2013
		FAIR VALUE			FAIR VALUE
(in thousands)	CARRYING VALUE	LEVEL 2	LEVEL 3	CARRYING VALUE	LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$296,250	$294,769	$—	$—	$—	$—
Term loan B	225,000	222,188	—	935,000	936,169	—
Revolving credit facility	325,000	322,563	—	—	—	—
CMBS loan:
Mortgage loan	299,765	—	308,563	311,644	—	318,787
First mezzanine loan	85,127	—	85,187	86,131	—	86,131
Second mezzanine loan	86,067	—	86,988	86,704	—	87,571
Other notes payable	2,722	—	2,625	6,186	—	5,912

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
CMBS loan	Assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.
Other notes payable	Discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value.

18.           Income Taxes

The following table presents the domestic and foreign components of Income before provision for income taxes:

	FISCAL YEAR
(in thousands)	2014	2013	2012
Domestic	$124,157	$112,674	$43,744
Foreign	(4,187)	59,686	29,666
	$119,970	$172,360	$73,410

Provision (benefit) for income taxes consisted of the following:

	FISCAL YEAR
(in thousands)	2014	2013	2012
Current provision:
Federal	$13,364	$21,518	$15
State	7,687	10,196	10,896
Foreign	16,616	9,681	8,637
	37,667	41,395	19,548
Deferred (benefit) provision:
Federal	(8,842)	(83,437)	397
State	688	(347)	(8,118)
Foreign	(5,469)	181	279
	(13,623)	(83,603)	(7,442)
Provision (benefit) for income taxes	$24,044	$(42,208)	$12,106

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Effective Income Tax Rate - The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows:

	FISCAL YEAR
	2014	2013	2012
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.2	3.6	2.2
Valuation allowance on deferred income tax assets	1.5	(30.6)	24.2
Employment-related credits, net	(24.2)	(22.3)	(31.0)
Net life insurance expense	(0.8)	(1.6)	(1.3)
Noncontrolling interests	(1.2)	(2.8)	(7.8)
Tax settlements and related adjustments	1.7	0.7	(1.0)
Gain on remeasurement of equity method investment	—	(6.8)	—
Foreign rate differential	2.7	(1.4)	(4.5)
Other, net	2.1	1.7	0.7
Total	20.0%	(24.5)%	16.5%

The net increase in the effective income tax rate in fiscal year 2014 as compared to fiscal year 2013 was primarily due to the release of the domestic valuation allowance in 2013, the exclusion of gain on remeasurement of equity method investment in 2013 and a change in the blend of income across the Company’s domestic and international subsidiaries.

The net decrease in the effective income tax rate in fiscal year 2013 as compared to fiscal year 2012 was primarily due to the benefit of the release of valuation allowance in the second quarter of fiscal year 2013 and the exclusion of gain on remeasurement of equity method investment, which was partially offset by the benefit of the employment-related credits and the elimination of noncontrolling interests together being a smaller percentage of pretax income.

Deferred Tax Assets and Liabilities - The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	DECEMBER 28,	DECEMBER 31,
(in thousands)	2014	2013
Deferred income tax assets:
Deferred rent	$46,226	$40,555
Insurance reserves	22,082	23,226
Unearned revenue	16,248	13,494
Deferred compensation	70,849	66,607
Net operating loss carryforwards	9,193	5,612
Federal tax credit carryforwards	160,266	155,321
Partner deposits and accrued partner obligations	18,026	22,586
Other, net	11,585	2,594
Gross deferred income tax assets	354,475	329,995
Less: valuation allowance	(5,658)	(4,526)
Net deferred income tax assets	348,817	325,469
Deferred income tax liabilities:
Less: property, fixtures and equipment basis differences	(198,532)	(184,984)
Less: intangible asset basis differences	(155,741)	(160,111)
Less: deferred gain on extinguishment of debt	(45,782)	(57,231)
Net deferred income tax liabilities	$(51,238)	$(76,857)

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Valuation Allowance - In 2013, the Company released $67.7 million of the valuation allowance related to U.S. deferred income tax assets based on the expectation that the Company will maintain a cumulative income position in the future to utilize deferred tax assets. Of the $67.7 million valuation allowance release, $52.0 million was recorded as income tax benefit and $15.7 million was recorded as an increase to Additional paid-in capital. As the general business tax credits were expected to be realized due to current year and future year’s income, the portion attributable to future year’s income, or $44.8 million, was released as a discrete event in 2013. The remainder was attributable to current year activity as income was realized and impacted the 2013 effective income tax rate.

Undistributed Earnings - A provision for income taxes has not been recorded for United States or additional foreign taxes on undistributed earnings related to the Company’s foreign affiliates as these earnings were and are expected to continue to be permanently reinvested. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is $147.7 million as of December 28, 2014. If the Company identifies an exception to its reinvestment policy of undistributed earnings, additional tax liabilities will be recorded. It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings.

Tax Carryforwards - The amount and expiration dates of tax loss carryforwards and credit carryforwards as of December 28, 2014 are as follows:

(in thousands)	EXPIRATION DATE			AMOUNT
United States state loss carryforwards	2020	-	2033	$13,631
United States federal tax credit carryforwards	2031	-	2034	$156,794
Foreign loss carryforwards	2017	-	indefinite	$31,482

Unrecognized Tax Benefits - As of December 28, 2014 and December 31, 2013, the liability for unrecognized tax benefits was $17.6 million and $17.1 million, respectively. Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $18.3 million and $17.2 million, respectively, if recognized, would impact the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)	2014	2013	2012
Balance as of beginning of year	$17,068	$13,591	$14,039
Additions for tax positions taken during a prior period	2,177	73	416
Reductions for tax positions taken during a prior period	(422)	(26)	(291)
Additions for tax positions taken during the current period	2,649	1,960	2,153
Additions for tax positions on acquisition	—	2,799	—
Settlements with taxing authorities	(3,935)	(488)	(1,788)
Lapses in the applicable statutes of limitations	(120)	(841)	(938)
Translation adjustments	146	—	—
Balance as of end of year	$17,563	$17,068	$13,591

The Company recognizes interest and penalties related to uncertain tax positions in Provision (benefit) for income taxes. The Company recognized an expense related to interest and penalties of $1.5 million, a benefit of $0.2 million and a benefit of $0.6 million for fiscal years 2014, 2013 and 2012, respectively. The Company had approximately $2.2 million and $2.1 million for the payment of interest and penalties accrued at December 28, 2014 and December 31, 2013 respectively.

Since timing of the resolution and/or closure of audits is not certain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Open Tax Years - Following is a summary of the open audit years by jurisdiction:

	OPEN AUDIT YEARS
United States federal	2007	-	2013
United States states	2001	-	2013
Foreign	2007	-	2013

The Company is currently under examination by tax authorities in South Korea for the 2008 to 2012 tax years. In connection with this examination, the Company was assessed an additional $7.9 million of tax obligations. The Company has appealed the assessment. In order to enter into the appeal, the Company was required to deposit the amount of the assessment with the South Korea tax authorities. As of February 2015, the Company is currently seeking relief from double taxation through competent authority.

19.           Commitments and Contingencies

Operating Leases - The Company leases restaurant and office facilities and certain equipment under operating leases mainly having initial terms expiring between 2015 and 2032. The restaurant facility leases have renewal clauses primarily from five to 30 years, exercisable at the option of the Company. Certain of these leases require the payment of contingent rentals leased on a percentage of gross revenues, as defined by the terms of the applicable lease agreement.

Total rent expense is as follows for the periods indicated:

	FISCAL YEAR
(in thousands)	2014	2013	2012
Rent expense (1)	$169,701	$156,720	$140,866
____________________

(1)	Includes contingent rent expense of $8.0 million, $6.5 million and $6.1 million for fiscal years 2014, 2013 and 2012, respectively.

As of December 28, 2014, future minimum rental payments under non-cancelable operating leases are as follows:

(in thousands)
2015	$146,855
2016	131,858
2017	113,210
2018	97,241
2019	79,700
Thereafter	444,042
Total minimum lease payments (1)	$1,012,906
____________________

(1)	Total minimum lease payments have not been reduced by minimum sublease rentals of $2.1 million due in future periods under non-cancelable subleases.

Purchase Obligations - Purchase obligations were $563.2 million and $439.8 million at December 28, 2014 and December 31, 2013, respectively. These purchase obligations are primarily due within three years, however, commitments with various vendors extend through December 2021. Outstanding commitments consist primarily of beef, seafood and other food and beverage products related to normal business operations and contracts for advertising, technology and restaurant level service contracts. In 2014, the Company purchased more than 90% of its beef raw materials from four beef suppliers that represent more than 90% of the total beef marketplace in the U.S.

Litigation and Other Matters - The matter set forth below is subject to uncertainties and outcomes that are not predictable with certainty. The Company is unable to estimate a range of reasonably possible loss for the matter described below as the proceedings are at stages where significant uncertainty exists as to the legal or factual issues. The Company

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

provides disclosure of matters when management believes it is reasonably possible the impact may be material to the consolidated financial statements.

On October 4, 2013, two then current employees (the “Nevada Plaintiffs”) filed a purported collective action lawsuit against the Company, OSI, and two of its subsidiaries in the U.S. District Court for the District of Nevada (Cardoza, et al. v. Bloomin’ Brands, Inc., et al., Case No.: 2:13-cv-01820-JAD-NJK). The complaint alleges violations of the Fair Labor Standards Act by requiring employees to work off the clock, complete on-line training without pay, and attend meetings in the restaurant without pay. The suit seeks to certify a nationwide collective action that all hourly employees in all Outback Steakhouse restaurants would be permitted to join. The suit seeks an unspecified amount in back pay for the employees that join the lawsuit, an equal amount in liquidated damages, costs, expenses, and attorney’s fees. The Nevada Plaintiffs also filed a companion lawsuit in Nevada state court alleging that the Company violated the state break time rules. On October 27, 2014 the Court conditionally certified a class for notice purposes consisting of all employees that worked at a company-owned Outback Steakhouse between October 27, 2011 and October 27, 2014. The Company subsequently filed a Motion to Reconsider the October 27, 2014 order. On February 5, 2015 the Court denied the Company’s Motion to reconsider the October 27, 2014 order granting conditional certification. The Company believes these lawsuits are without merit, and is vigorously defending all allegations.

On November 8, 2013, three employees of the Company’s franchisee (collectively, the “California Plaintiffs”) filed a purported class action lawsuit against the Company, OSI and OS Restaurant Services, LLC, two of its subsidiaries, and T-Bird Restaurant Group, Inc. (“T-Bird”), one of its franchisees, in the California Superior Court, County of Alameda. The defendants removed the matter to the U.S. District Court for the Northern District of California in December 2013 (Holly Gehl, et al. v. Bloomin’ Brands, Inc., et al., Case No.: 4:13-cv-05961-KAW). The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, and violations of California’s Business and Professions Code. On September 23, 2014, the California Plaintiffs’ agreed to dismiss Bloomin’ Brands and its related entities as defendants.

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

Insurance - As of December 28, 2014, the future payments the Company expects for workers’ compensation, general liability and health insurance claims are:

(in thousands)
2015	$19,515
2016	12,459
2017	8,041
2018	4,959
2019	2,614
Thereafter	16,569
$64,157

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Discount rates of 0.83% and 0.78% were used for December 28, 2014 and December 31, 2013, respectively. A reconciliation of the expected aggregate undiscounted reserves to the discounted reserves for workers’ compensation, general liability and health insurance claims recognized in the Company’s Consolidated Balance Sheets is as follows:

	DECEMBER 28,	DECEMBER 31,
(in thousands)	2014	2013
Undiscounted reserves	$64,157	$66,109
Discount	$(1,780)	$(1,764)
Discounted reserves recognized in the Consolidated Balance Sheets:
Accrued and other current liabilities	$19,455	$20,710
Other long-term liabilities, net	42,922	43,635
	$62,377	$64,345

20.           Related Parties

On May 10, 2012, the Company entered into an amendment to its management agreement with Kangaroo Management Company I, LLC, whose members are the Founders and entities affiliated with Bain Capital and Catterton. In accordance with the terms of the amendment, the management agreement terminated immediately prior to the completion of the Company’s IPO. Management fees of $13.8 million, including a termination fee, out-of-pocket and other reimbursable expenses, for fiscal year 2012 were included in General and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

21.           Selected Quarterly Financial Data (Unaudited)

2014 FISCAL QUARTERS (in thousands, except per share data)	FIRST (1)	SECOND (1)	THIRD (1)	FOURTH (1)
Total revenues	$1,157,859	$1,110,912	$1,065,454	$1,108,486
Income (loss) from operations	90,026	62,391	(1,121)	40,668
Net income (loss)	55,100	27,722	(10,830)	23,934
Net income (loss) attributable to Bloomin’ Brands	53,733	26,391	(11,443)	22,409
Earnings (loss) per share:
Basic	$0.43	$0.21	$(0.09)	$0.18
Diluted	$0.42	$0.21	$(0.09)	$0.17

2013 FISCAL QUARTERS (in thousands, except per share data)	FIRST (2)	SECOND (2)	THIRD (2)	FOURTH (2)
Total revenues	$1,092,250	$1,018,856	$967,569	$1,050,555
Income from operations	96,860	67,886	29,510	31,101
Net income	65,056	76,464	12,134	60,914
Net income attributable to Bloomin’ Brands	63,223	74,868	11,294	58,982
Earnings per share:
Basic	$0.52	$0.61	$0.09	$0.48
Diluted	$0.50	$0.58	$0.09	$0.46
____________________

(1)
Total revenues in the first, third and fourth quarters of 2014 include $7.5 million, $6.9 million and $31.6 million, respectively, of less restaurant sales due to a change in the Company’s fiscal year end. Income from operations in the first quarter of 2014 includes $4.9 million of pre-tax restaurant closing charges incurred in connection with the Domestic Restaurant Closure Initiative. Income from operations in the third and fourth quarters of 2014 includes asset impairment charges of $16.6 million and $7.4 million, respectively, associated with the Company’s decision to sell its Roy’s concept and corporate aircraft. Income from operations in the third and fourth quarters of 2014 includes $11.6 million and $10.3 million, respectively, of pre-tax impairments and restaurant closing costs incurred in connection with the International Restaurant Closure Initiative and $5.4 million and $3.6 million, respectively, of severance expense incurred as a result of the Company’s organizational realignment. Net income in the first, third and fourth quarters of 2014 includes $1.5 million, $1.4 million and $6.3 million, respectively, of less net income due to a change in the Company’s fiscal year end. Net

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

income for the second quarter of 2014 includes an $11.1 million loss in connection with a refinancing of the Company’s Senior Secured Credit Facility.

(2)
Income from operations in the third and fourth quarters of 2013 includes $5.0 million and $12.0 million, respectively, of expenses associated with a payroll tax contingency. Income from operations in the fourth quarter of 2013 includes impairment charges of $18.7 million incurred in connection with the Domestic Restaurant Closure Initiative. Net income in the second quarter of 2013 includes an income tax benefit of $52.0 million related to a reduction of the U.S. valuation allowance and a $14.6 million loss related to the repricing of the Company’s Term Loan B. As a result of the Company’s acquisition of a controlling interest in the Brazil Joint Venture, net income in the fourth quarter of 2013 includes a gain of $36.6 million from the remeasurement of the previously held equity investment.

BLOOMIN’ BRANDS, INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of December 28, 2014.

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

On May 14, 2013 the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control—Integrated Framework (“2013 Framework”). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Administrative Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2014 using the 2013 Framework. Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2014.

The effectiveness of our internal control over financial reporting as of December 28, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein, and which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 28, 2014.

BLOOMIN’ BRANDS, INC.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

BLOOMIN’ BRANDS, INC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees will be included under the captions “Proposal No. 1: Election of Directors—Nominees for Election at this Annual Meeting” and “—Directors Continuing in Office” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 28, 2014 (“Definitive Proxy Statement”) and is incorporated herein by reference.

The information required by this item regarding our Audit Committee will be included under the caption “Proposal No. 1: Election of Directors—Board Committees and Meetings” in our Definitive Proxy Statement and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

BLOOMIN’ BRANDS, INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

•	Consolidated Balance Sheets - December 28, 2014 and December 31, 2013

•	Consolidated Statements of Operations and Comprehensive Income – Fiscal years 2014, 2013, and 2012

•	Consolidated Statements of Changes in Stockholders’ Equity – Fiscal years 2014, 2013, and 2012

•	Consolidated Statements of Cash Flows – Fiscal years 2014, 2013, and 2012

•	Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Report.
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
December 31, 2013 Form 10-K, Exhibit 2.1

3.1	Second Amended and Restated Certificate of Incorporation of Bloomin’ Brands, Inc.	Registration Statement on Form S-8, File No. 333-183270, filed on August 13, 2012, Exhibit 4.1

3.2	Second Amended and Restated Bylaws of Bloomin’ Brands, Inc.	Registration Statement on Form S-8, File No. 333-183270, filed on August 13, 2012, Exhibit 4.2

4.1	Form of Common Stock Certificate	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 4.1

10.1	Credit Agreement dated October 26, 2012 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Lenders and Deutsche Bank Trust Company Americas, as administrative agent for the Lenders[1]	September 30, 2012 Form 10-Q, Exhibit 10.1

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

10.4
Third Amendment to Credit Agreement dated as of May 16, 2014 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Subsidiary Guarantors, Deutsche Bank Trust Company Americas, as administrative agent, collateral agent, L/C issuer, swing line lender and assigning Lender, Deutsche Bang AG New York Branch, as assignee and Wells Fargo Bank, National Association, as successor administrative agent
June 29, 2014 Form 10-Q, Exhibit 10.5

10.5
Loan and Security Agreement, dated March 27, 2012, between New Private Restaurant Properties, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively as lender[1]
Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.10

10.6
First Amendment to Loan and Security Agreement, dated effective January 1, 2014, by and among New Private Restaurant Properties, LLC, as borrower, OSI HoldCo I, Inc., as guarantor and Wells Fargo Bank, N.A., as trustee for the registered holders of BAMLL-DB 2012-OSI Trust, Commercial Mortgage Pass-Through Certificates, Series 2012-OSI, as lender
December 31, 2013 Form 10-K, Exhibit 10.5

10.7
Mezzanine Loan and Security Agreement (First Mezzanine), dated March 27, 2012, between New PRP Mezz 1, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively as lender
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.11

10.8
First Amendment to Mezzanine Loan and Security Agreement (First Mezzanine), dated as of January 3, 2014, between New PRP Mezz 1, LLC, as borrower, OSI HoldCo I, Inc., as guarantor, and Athene Annuity & Life Assurance Company, Thornburg Strategic Income Fund, Thornburg Investment Income Builder Fund and Newcastle CDO IX, 1 Limited, collectively as lender
December 31, 2013 Form 10-K, Exhibit 10.7

10.9
Mezzanine Loan and Security Agreement (Second Mezzanine), dated March 27, 2012, between New PRP Mezz 2, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively, as lender
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.12

10.10
First Amendment to Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of January 3, 2014, between New PRP Mezz 2, LLC, as borrower, OSI HoldCo I, Inc., as guarantor, and Annaly CRE Holdings LLC, as lender
December 31, 2013 Form 10-K, Exhibit 10.9

10.11	Environmental Indemnity, dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.13

10.12
Environmental Indemnity, dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.14

10.13	Environmental Indemnity, dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.15

10.14	Environmental Indemnity (First Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.16

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE
10.15
Environmental Indemnity (First Mezzanine), dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.17

10.16	Environmental Indemnity (First Mezzanine), dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.18

10.17	Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.19

10.18
Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.20

10.19	Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.21

10.20	Guaranty of Recourse Obligations, dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.22

10.21	Guaranty of Recourse Obligations (First Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.23

10.22	Guaranty of Recourse Obligations (Second Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.24

10.23	Amended and Restated Guaranty, dated March 27, 2012, by OSI Restaurant Partners, LLC to and for the benefit of New Private Restaurant Properties, LLC	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.27

10.24
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

10.25
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
10.26
Third Amendment to Royalty Agreement made and entered into effective June 1, 2014, by and among Carrabba’s Italian Grill, LLC, OSI Restaurant Partners, LLC, Mangia Beve, Inc., Mangia Beve II, Inc., Original, Inc., Voss, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr.
June 29, 2014 Form 10-Q, Exhibit 10.6

10.27
Amended and Restated Operating Agreement for OSI/Fleming’s, LLC made as of June 4, 2010 by and among OS Prime, LLC, a wholly-owned subsidiary of OSI Restaurant Partners, LLC, FPSH Limited Partnership and AWA III Steakhouses, Inc.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.8

10.28	Amended and Restated Master Lease Agreement, dated March 27, 2012, between New Private Restaurant Properties, LLC, as landlord, and Private Restaurant Master Lessee, LLC, as tenant[1]	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.26

10.29	Lease, dated June 14, 2007, between OS Southern, LLC and Selmon’s/Florida-I, Limited Partnership (predecessor to MVP LRS, LLC), as amended May 27, 2010	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.52

10.30	Lease, dated January 21, 2014, between OS Southern, LLC and MVP LRS, LLC	December 31, 2013 Form 10-K, Exhibit 10.28

10.31*	Employee Rollover Agreement for conversion of OSI Restaurant Partners, Inc. restricted stock to Kangaroo Holdings, Inc. restricted stock entered into by the individuals listed on Schedule 1 thereto	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.4

10.32*	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.46

10.33*	Kangaroo Holdings, Inc. 2007 Equity Incentive Plan, as amended	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.1

10.34*	Form of Option Agreement for Options under the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.42

10.35*	Bloomin’ Brands, Inc. 2012 Incentive Award Plan	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.2

10.36*	Form of Nonqualified Stock Option Award Agreement for options granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.2

10.37*	Form of Restricted Stock Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.3

10.38*	Form of Restricted Stock Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.4

10.39*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.1

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE
10.40*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.2

10.41*	Form of Performance Unit Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.5

10.42*	Form of Bloomin’ Brands, Inc. Indemnification Agreement by and between Bloomin’ Brands, Inc. and each member of its Board of Directors and each of its executive officers	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.39

10.43*	Bloomin’ Brands, Inc. Executive Change in Control Plan, effective December 6, 2012	December 7, 2012 Form 8-K, Exhibit 10.1

10.44*	Amended and Restated Employment Agreement made and entered into September 4, 2012 by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	June 30, 2012 Form 10-Q, Exhibit 10.1

10.45*	Option Agreement, dated November 16, 2009, by and between Kangaroo Holdings, Inc. and Elizabeth A. Smith, as amended December 31, 2009	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.40

10.46*	Option Agreement, dated July 1, 2011, by and between Kangaroo Holdings, Inc. and Elizabeth A. Smith	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.41

10.47*	Officer Employment Agreement, made and entered into effective May 7, 2012, by and among David Deno and OSI Restaurant Partners, LLC	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.53

10.48*	Amendment, dated July 16, 2014, to the Officer Employment Agreement, made and entered into effective May 7, 2012, by and among David Deno and OSI Restaurant Partners, LLC	June 29, 2014 Form 10-Q, Exhibit 10.7

10.49*	Officer Employment Agreement dated January 23, 2008 and effective April 12, 2007 by and among Jeffrey S. Smith and Outback Steakhouse of Florida, LLC, as amended on January 1, 2009 and January 1, 2012	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.32

10.50*
Amended and Restated Employment Agreement dated June 14, 2007, between Joseph J. Kadow and OSI Restaurant Partners, LLC, as amended on January 1, 2009, June 12, 2009, December 30, 2010 and December 16, 2011
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.29

10.51*	Split-Dollar Agreement dated August 12, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Joseph J. Kadow	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.48

10.52*	Officer Employment Agreement made and entered into August 16, 2010 by and among David A. Pace and OSI Restaurant Partners, LLC	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.37

10.53*	Amendment, dated July 30, 2014, to the Officer Employment Agreement made and entered into August 16, 2010 by and among David A. Pace and OSI Restaurant Partners, LLC	June 29, 2014 Form 10-Q, Exhibit 10.8

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE
10.54*	Employment Offer Letter Agreement, dated as of November 27, 2012, between Bloomin’ Brands, Inc. and Stephen K. Judge	December 31, 2012 Form 10-K, Exhibit 10.52

10.55*	Officer Employment Agreement, made and entered into effective August 7, 2013, by and among Amanda L. Shaw and Bloomin’ Brands, Inc. and OS Management, Inc.	December 31, 2013 Form 10-K, Exhibit 10.54

10.56*
Amendment, dated September 16, 2014, to the Officer Employment Agreement made and entered into August 7, 2013 and effective for all purposes as of August 16, 2010 by and among Amanda L. Shaw and Bloomin’ Brands, Inc.
September 28, 2014 Form 10-Q, Exhibit 10.2

10.57*	Employment Offer Letter Agreement, dated as of November 1, 2013, between Bloomin’ Brands, Inc. and Patrick Murtha	December 31, 2013 Form 10-K, Exhibit 10.55

10.58*	Employment Offer Letter Agreement, dated as of July 30, 2014, between Bloomin’ Brands, Inc. and Donagh Herlihy	Filed herewith

10.59	Registration Rights Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.3

10.60	Stockholders Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.4

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]	Filed herewith

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

1Confidential treatment has been granted with respect to portions of Exhibits 2.1, 10.1, 10.5 and 10.28 and such portions have been filed separately with the Securities and Exchange Commission.

BLOOMIN’ BRANDS, INC.

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

Date:	February 24, 2015	Bloomin’ Brands, Inc.

By: /s/ Elizabeth A. Smith
Elizabeth A. Smith Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth A. Smith	Chief Executive Officer and Director (Principal Executive Officer)
Elizabeth A. Smith		February 24, 2015

/s/ David J. Deno	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)
David J. Deno		February 24, 2015

/s/ Amanda L. Shaw	Senior Vice President, Chief Accounting Officer and International Finance (Principal Accounting Officer)
Amanda L. Shaw		February 24, 2015

/s/ Andrew B. Balson
Andrew B. Balson	Director	February 24, 2015

/s/ James R. Craigie
James R. Craigie	Director	February 24, 2015

/s/ David R. Fitzjohn
David R. Fitzjohn	Director	February 24, 2015

/s/ Mindy Grossman
Mindy Grossman	Director	February 24, 2015

/s/ David Humphrey
David Humphrey	Director	February 24, 2015

/s/ Tara Walpert Levy
Tara Walpert Levy	Director	February 24, 2015

/s/ John J. Mahoney
John J. Mahoney	Director	February 24, 2015

/s/ Chris T. Sullivan
Chris T. Sullivan	Director	February 24, 2015