Form 10-K/A
period 2014-12-28
Bloomin' Brands, Inc.
filed 2015-02-26
CIK 1546417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 28, 2014

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

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

As of February 24, 2015, 126,386,965 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX TO ANNUAL REPORT ON FORM 10-K/A

For Fiscal Year 2014

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 28, 2014 filed on February 24, 2015 (the “Form 10-K”) by Bloomin’ Brands, Inc. We are filing this Amendment to present the information required by Part III of the Form 10-K. Terms previously defined in the Form 10-K have the same meanings in this Amendment.

Also included in this Amendment are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) Item 15, which has been amended and restated in its entirety as set forth below to include the additional certifications.

Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after February 24, 2015, the date of the Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Overview of Our Board Structure

In June 2007, Bloomin’ Brands acquired our wholly-owned subsidiary, OSI Restaurant Partners, LLC (“OSI”). Bloomin’ Brands was formed by an investor group comprised of funds advised by Bain Capital, LLC (“Bain Capital”) and others, who we collectively refer to as our “Sponsors,” and our “Founders,” who include Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon. In 2012, we and certain of our stockholders, including our Sponsors and Founders, sold shares of common stock in our initial public offering (the “IPO”) and our common stock was listed on the NASDAQ Global Select Market.

From the time of our IPO until the completion of a secondary public offering of shares by the Sponsors on March 10, 2014 (the “March 2014 Secondary Offering”), the Sponsors continued to own a controlling interest in us and we availed ourselves of the “controlled company” exception within the meaning of the rules of the NASDAQ Stock Market (“NASDAQ”). Subsequent to the March 2014 Secondary Offering, we were no longer a “controlled company” within the meaning of the NASDAQ rules. As a result, and following a phase-in period, NASDAQ rules now require that our Board of Directors consist of a majority of directors who meet NASDAQ’s independence requirements (“Independent Directors”) and the Audit, Compensation, and Nominating and Corporate Governance Committees must be composed entirely of Independent Directors. See “Independent Directors” under Item 13 of this Annual Report on Form 10-K for additional information regarding these independence requirements and our satisfaction of these requirements.

We are parties to a stockholders agreement (“Stockholders Agreement”) with Bain Capital (OSI) IX, L.P., Bain Capital (OSI) IX Coinvestment, L.P., BCIP TCV, LLC, Bain Capital Integral Investors 2006, LLC, and BCIP Associates—G (collectively, the “Bain Funds”), whereby the Bain Funds have a contractual right to nominate a varying number of directors to the Board of Directors based on the amount of outstanding common stock owned by the Bain Funds. See “Arrangements With Our Sponsors and Founders” within “Certain Relationships and Related Party Transactions” under Item 13 of this Annual Report on Form 10-K for additional information regarding the Bain Funds’ right to nominate directors.

The following provides information regarding the business experience and qualifications of each of our directors:

Andrew B. Balson, 48, has served as a director since June 2007 and is a former Managing Director of Bain Capital. Mr. Balson retired from Bain Capital in 2014, but continues to serve on several of its portfolio company boards. Prior to joining Bain Capital in 1996, Mr. Balson was a consultant at Bain & Company. Mr. Balson previously worked in the Merchant Banking Group at Morgan Stanley & Co., and in the leveraged buyout group at SBC Australia. Mr. Balson serves on the board of directors of FleetCor Technologies, Inc. where he serves on the executive and acquisitions committee, and Domino’s Pizza, Inc., where he serves as Chairperson of the compensation committee and as a member of the nominating and corporate governance committee. Mr. Balson also served on the board of directors of Burger King Holdings, Inc. from 2002 to 2008, and Dunkin’ Brands, Inc. from 2006 to 2012. The Board of Directors believes that Mr. Balson’s qualifications to serve as a Board member include his extensive experience with global companies, his industry and financial expertise, and his years of experience providing strategic advisory services to complex organizations, including restaurant companies.

James R. Craigie, 61, has served as a director since November 2013. Mr. Craigie has been the Chief Executive Officer of Church & Dwight Co., Inc., a leading developer, manufacturer, and marketer of household and personal care consumer products, since 2004 and Chairman and Chief Executive Officer since 2007. From December 1998 through 2003, he was the President, CEO, and a member of the board of directors of Spalding Sports Worldwide and its successor, Top-Flite Golf Co. During the period from 1983 to 1998, he held various senior management positions with Kraft Foods, Inc., including Executive Vice President and General Manager of its Beverages and Desserts Division, and Dinners and Enhancers Division. Prior to that, he served six years as an officer with the U. S. Navy/Department of Energy. Mr. Craigie is a member of the board of directors of Solazyme Corporation, where he also serves as a member of the audit and compensation committees, and was previously a member of the board of directors of the Meredith Corporation from November 2006 to May 2014. The Board of Directors believes that Mr. Craigie’s qualifications to serve as a Board member include his extensive experience leading a consumer brand company as well as his experience as a Chairman and CEO of a public company.

David R. Fitzjohn, 58, has served as a director since February 2014. Mr. Fitzjohn is Chairman of the Board of Pizza Hut UK Ltd., a position he has held since November 2012. He has served as the Managing Director of Sahana Enterprises Ltd. and Sahana Estates Ltd., privately-held real estate development, investment and restaurant industry consulting businesses, since 2006. Previously, he was the Managing Director of Yum! Brands Europe. In addition, he has held numerous executive management positions at Burger King Worldwide, Inc., as well as at retailers Grand Metropolitan and Laura Ashley, and from April 2006 to April 2014 served as a non-executive director of Rosinter Restaurant Holdings, a Russian public company operating casual dining restaurants. The Board of Directors believes that Mr. Fitzjohn’s qualifications to serve as a Board member include his many years of executive management experience, industry expertise, and experience with international markets.

Mindy Grossman, 57, has served as a director since September 2012. Ms. Grossman is currently the Chief Executive Officer of HSN, Inc. (“HSN”), a multi-channel retailer, offering retail experiences through various platforms, including television, online, mobile, catalogs, and retail and outlet stores, and a member of HSN’s board of directors. Prior to joining HSN in August 2008, she served as Chief Executive Officer of IAC Retailing, a business segment of HSN’s former parent company, IAC/InterActiveCorp, a media and internet company from April 2006 to August 2008, and Global Vice President of Nike, Inc.’s apparel business from October 2000 to March 2006. The Board of Directors believes that Ms. Grossman’s qualifications to serve as a Board member include her extensive experience leading, developing and launching consumer facing businesses and expertise in strategy, marketing, merchandising and business development, as well as her experience as the Chief Executive Officer of a public company.

David Humphrey, 37, has served as a director since September 2012 and has been a Managing Director of Bain Capital since 2012. Mr. Humphrey joined Bain Capital in 2001 and has held the positions of Vice President from 2006 to December 2008, and Principal from 2008 to December 2012. Prior to joining Bain Capital, Mr. Humphrey was an investment banker in the mergers and acquisitions group at Lehman Brothers from 1999 to 2001. Mr. Humphrey serves on the board of directors of Genpact Limited and Bright Horizons, where he serves as a member of the compensation committee. The Board of Directors believes that Mr. Humphrey’s qualifications to serve as a Board member include his expertise in providing strategic advisory services and substantial knowledge of the capital markets from his experience as an investment banker, which aids the Board of Directors in evaluating our capital and liquidity needs.

Tara Walpert Levy, 41, has served as a director since July 2013 and has been the Managing Director of Global Ad Market Development for Google Inc. since May 2011. From June 2007 to May 2011, Ms. Levy was President of Visible World Inc., a leading technology platform for addressable video advertising. Ms. Levy was also an Associate Partner at McKinsey & Company, Inc., where she was a leader of the Global Media & Entertainment and Sales & Marketing groups. The Board of Directors believes that Ms. Levy’s qualifications to serve as a Board member include her expertise in digital marketing, coupled with her marketing business perspective.

John J. Mahoney, 63, has served as a director since May 2012. He retired as Vice Chairman of Staples, Inc., in July 2012, a position he held since January 2006. Mr. Mahoney also served as Chief Financial Officer of Staples from September 1996, when he first joined Staples, to February 2012. Before joining Staples, Mr. Mahoney was a partner with the accounting firm of Ernst & Young LLP where he worked for 20 years, including service in the firm’s National Office Accounting and Auditing group. Mr. Mahoney also serves on the board of directors of

Michael’s Stores, Inc., where he is a member of the audit committee and nominating and corporate governance committee, Burlington Stores, Inc., where he is the Chairman of the nominating and corporate governance committee and a member of the audit committee and compensation committee, and Chico’s FAS, Inc., where he is the Chairman of the compensation and benefits committee and a member of the audit committee. The Board of Directors believes that Mr. Mahoney’s qualifications to serve as a Board member include his experience as a financial executive and certified public accountant, with expertise in the retail industry, including accounting, controls, financial reporting, tax, finance, risk management, and financial management.

Elizabeth A. Smith, 51, has served as the Chairman of our Board of Directors since January 2012 and as our Chief Executive Officer and a director since November 2009. From September 2007 to October 2009, Ms. Smith was President of Avon Products, Inc. and was responsible for its worldwide product-to-market processes, infrastructure, and systems, including Global Brand Marketing, Global Sales, Global Supply Chain, and Global Information Technology. In January 2005, Ms. Smith joined Avon Products, Inc. as President, Global Brand, and was given the additional role of leading Avon North America in August 2005. From November 2004 to December 2008, Ms. Smith served as a director of Carter’s, Inc. and from September 1990 to November 2004, she worked in various capacities at Kraft Foods, Inc. Ms. Smith is a member of the board of directors of Hilton Worldwide Holdings, Inc., where she also serves on the audit and nominating and corporate governance committees, and was previously a member of the board of directors of Staples, Inc., from September 2008 to June 2014. The Board of Directors believes that Ms. Smith’s qualifications to serve as Chairman include her role as Chief Executive Officer, her extensive experience with global companies and retail sales, her expertise in corporate strategy development, and her knowledge of marketing, sales, supply chain, and information technology systems.

Chris T. Sullivan, 67, is one of our founders and has served as a director since 1991. Mr. Sullivan was the Chairman of our Board of Directors from 1991 until June 2007 and was our Chief Executive Officer from 1991 until March 2005. Mr. Sullivan founded OSI in 1988 and developed Outback Steakhouse restaurants prior to its initial public offering in 1991. Mr. Sullivan currently serves as Chairman of ConSul Partners, LLC, a company engaged in joint ventures to develop and expand the Besito Mexican and Metro Diner restaurant brands, Menupad, Inc., a company providing technology solutions for restaurants and retail, such as enhanced point of sale devices, and Positronics Technologies, Inc., a technology company. The Board of Directors believes that Mr. Sullivan’s qualifications to serve as a Board member include his four decades of experience in the restaurant industry and his historical perspective of our business and strategic challenges, including his leadership as a director and executive officer for over 20 years.

Executive Officers

The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of the Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Bloomin’ Brands’ officers and directors and persons who own more than 10% of Bloomin’ Brands’ common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required to provide Bloomin’ Brands with copies of all Section 16(a) forms that they file. Based solely on our review of these forms and written representations from the officers and directors, Bloomin’ Brands believes that all Section 16(a) filing requirements were met during fiscal year 2014.

Audit Committee

The purpose of the Audit Committee is set forth in the Audit Committee charter and is primarily to assist the Board of Directors in overseeing:

•	the integrity of our financial statements, our financial reporting process and our systems of internal accounting and financial controls

•	our compliance with legal and regulatory requirements

•	the independent auditor’s qualifications and independence

•	the evaluation of enterprise risk issues

•	the performance of our internal audit function and independent auditor

The Audit Committee held ten meetings during 2014. Mr. Mahoney was determined by our Board of Directors to be an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K. All of the members meet the requirements for audit committee members under applicable NASDAQ rules regarding the ability to read and understand financial statements.

Business Conduct and Code of Ethics

We have adopted a Business Conduct and Code of Ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of our Business Conduct and Code of Ethics is available on our website, free of charge. The Internet address for our website is www.bloominbrands.com, and the Business Conduct and Code of Ethics may be found from our main webpage by clicking first on “Investors” and then on “Corporate Governance” and next on “Code of Business Conduct and Ethics.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the webpage found by clicking through to “Code of Business Conduct and Ethics” as specified above.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis details the objectives and design of our executive compensation program. It includes a description of the compensation provided in 2014 to our executive officers who are named in the Summary Compensation Table below. Our named executive officers (“NEOs”) for 2014 were:

Elizabeth A. Smith	Chairman of the Board of Directors and Chief Executive Officer

David J. Deno	Executive Vice President and Chief Financial and Administrative Officer

Donagh M. Herlihy	Executive Vice President and Digital and Chief Information Officer

Stephen K. Judge	Executive Vice President and President of Bonefish Grill

Jeffrey S. Smith	Executive Vice President and President of Outback Steakhouse

Executive Summary

The Company’s objectives for its executive compensation programs are to align pay with performance and stockholder interests, and to attract, motivate and retain a talented, entrepreneurial and creative team of executives who will provide leadership for the Company’s success in dynamic and competitive markets. These objectives and our methods of achieving these objectives are summarized below:

OBJECTIVES	HOW WE MEET OBJECTIVES
Attract and retain talented executives	• Provide a competitive total compensation package by taking into account base salary, performance incentives and benefits in order to attract and retain our executives

• Provide a significant portion of each executive’s target total direct compensation in the form of equity compensation

Motivate and reward executives	• Balance annual incentives between equity-based and cash-based compensation to support a high-performing culture

Provide a competitive compensation package	• Benchmark our compensation against similarly sized industry competitors
• Target competitive positioning to align with market

Ensure internal equity among the executives	• Review scope of job responsibilities and individual performance in addition to market data

Drive a pay for performance culture	• Align our executive compensation with short-term and long-term performance objectives and stockholder interests

Company Highlights. We had solid results for 2014 relative to a challenging market and successfully implemented many significant initiatives to strengthen our brands and completed refinancing transactions. Our highlights for 2014 include the following:

•	An increase in total revenues of 7.6% to $4.4 billion in 2014 as compared to 2013, driven primarily by restaurants in Brazil that were acquired November 1, 2013 and an increase in sales from 100 restaurants not included in our comparable restaurant sales base;

•	An increase in system-wide sales of 2.4% in 2014 as compared to 2013. In addition, we grew blended domestic comparable restaurant sales by 2.0% in 2014;

•	Income from operations of $192.0 million in 2014 compared to $225.4 million in 2013, which was primarily due to: (i) impairments and restaurant closing costs related to our International and Domestic Restaurant Closure Initiatives, (ii) asset impairments related to Roy’s and corporate aircraft, (iii) lower average unit volumes at our South Korea restaurants, (iv) higher General and administrative costs, and (v) higher Depreciation and amortization as a percentage of revenue. These decreases were partially offset by an increase in operating margins at the restaurant level;

•	Productivity and cost management initiatives provided savings of $65.4 million in 2014; and

•	During fiscal year 2014, we paid down $102.3 million of our debt.

Pay for Performance. A key principle of our compensation philosophy is pay for performance. Our executive compensation programs are aligned with our business initiatives and have been designed to pay commensurate with the level of performance generated.

The 2014 cash incentive payout under our short-term incentive plan (“STIP”) for our named executive officers was based on Company performance and, if applicable, restaurant concept performance, compared to pre-established financial goals, which included metrics such as adjusted net income, adjusted EBIT and revenue growth. The named executive officers earned performance-based cash incentives as follows:

Named Executive Officer	STIP Performance Payout
Ms. Smith	$895,673
Mr. Deno	$331,500
Mr. Herlihy	$83,679
Mr. Judge	$211,140
Mr. Smith	$430,100

The named executive officers received long-term incentive (“LTI”) awards of stock options and performance-based share units (“PSU”). The stock options vest 25% per year over four years from the grant date and have value if the share price appreciates after the date of the award. The performance-based share units vest 25% per year over four years from the grant date, the units earned vary to the extent the performance metrics are achieved for each performance period, and are distributed upon the Board of Directors certifying that the performance metrics were attained. The Company’s cumulative adjusted net income for 2013 and 2014 was the performance metric for the second tranche of the 2013 PSU award. The Company’s adjusted earnings per share (“EPS”) was the performance metric for the first tranche of the 2014 PSU award. The named executive officers earned performance-based share units as follows:

Named Executive Officer	LTI Performance Attainment (2013 PSU Award)	LTI Performance Attainment (2014 PSU Award)
Ms. Smith	N/A	63%
Mr. Deno	59%	63%
Mr. Herlihy	N/A	N/A
Mr. Judge	N/A	63%
Mr. Smith	59%	63%

What We Do and Do Not Do – Components of Our Executive Compensation Program. We seek to ensure that our executive compensation programs are closely aligned with the interests of our stockholders through the following executive compensation best practices:

WHAT WE DO		WHAT WE DO NOT DO
✓	Award incentive compensation intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code	×	Speculative transactions involving our stock, including hedging

✓	Use a representative and relevant peer group	×	Stock option re-pricing without stockholder approval

✓	Design an executive compensation program to mitigate undue risk	×	Cash compensation payments upon death or disability

✓	Include double trigger change-in-control vesting provisions for equity awards	×	Excise tax gross-ups upon change in control

✓	Award annual incentive compensation and 50% of long-term compensation subject to achievement of objective pre-established performance goals tied to operational and strategic objectives

✓	Engage an independent compensation consultant that reports directly to the Compensation Committee

✓	Provide minimal perquisites with sound business rationale

✓	Use of compensation recovery policy for executive officers and other key employees of equity-based awards to encourage achievement of long-term, sustainable results in an appropriate manner

✓	Require stock ownership and retention values that align the interests of our executive officers and other key employees with the long-term interest of our stockholders

Compensation Setting Process

Compensation Committee. Our Compensation Committee oversees our executive compensation program and, in some cases, together with the full Board of Directors, approves the type and amount of compensation paid to our Chief Executive Officer and other executive officers, approves agreements with our executive officers and provides oversight to our equity compensation plan. The Compensation Committee meets periodically throughout the year to monitor our compensation arrangements and objectives. Salary and target bonus amounts, as well as equity awards for other executives, reflect input from the compensation consultant and recommendations from management to the Compensation Committee. The Compensation Committee reviews the compensation and performance of the Chief Executive Officer and recommends her compensation to the full Board of Directors for approval. Our executive officers possess employment agreements or offers of employment that establish, among other things, the executive’s base salary and target bonus, measured as a percentage of base salary, as well as benefits upon a termination of employment and/or a change in control of the Company. Generally, our Board of Directors has been responsible for approving, upon the recommendation or approval of the Compensation Committee, equity awards to our executive officers in order to qualify these awards as exempt awards under Rule 16b-3 under the Exchange Act.

The Compensation Committee begins its annual process for deciding how to compensate our executive officers by considering the competitive market data provided by its independent compensation consultant and human resources management. The Compensation Committee evaluates the appropriateness of the Chief Executive Officer and the other named executive officer’s total compensation as positioned against the 50th percentile of the market based on factors that include Company and business unit revenues and performance, job scope and individual performance. If the Compensation Committee deems that the compensation associated with the Chief Executive Officer or a named executive officers’ position is not aligned to the market, then the Compensation Committee may choose to modify one or more of the compensation components.

The Compensation Committee will also consider the annual non-binding stockholder vote on executive compensation in setting executive compensation each year. At our 2014 annual meeting, this proposal received a vote of over 96% of the votes cast in favor of approving our executive compensation for 2013. Accordingly, the Compensation Committee did not propose any changes to our 2014 compensation program.

Role of Independent Compensation Consultants. In 2013, the Compensation Committee selected and engaged Frederic W. Cook (“Cook & Co.”) as its independent compensation consultant, and Cook & Co. was appointed as the independent compensation consultant again in 2014. The compensation consultant’s responsibilities include, but are not limited to, providing market data, updating the Compensation Committee on trends and developments in executive compensation, reviewing the design of the executive compensation program periodically and providing advice to the Compensation Committee and its Chair, as requested. The Compensation Committee has the sole authority to hire and terminate Cook & Co. and may seek advice from them without the involvement of management. Cook & Co. attends Compensation Committee meetings and, on occasion, obtains information and input from management to ensure that its recommendations are consistent with Bloomin’ Brands’ strategy and culture.

After review and consultation with Cook & Co., the Compensation Committee determined that Cook & Co. is independent and that there is no conflict of interest resulting from retaining Cook & Co. currently or during the year ended December 28, 2014.

Role of CEO in Compensation Decisions. The Compensation Committee also considers the recommendations of our Chief Executive Officer with respect to salary adjustments, annual cash incentive bonus targets and awards and equity incentive awards for our other executive officers. Generally, our Board of Directors has been responsible for approving, upon the recommendation or approval of the Compensation Committee, equity awards to our executive officers in order to qualify these awards as exempt awards under Rule 16b-3 under the Exchange Act.

Our Executive Compensation Program

Competitive Positioning. Our executive compensation program is designed to target the following market ranges for each component of compensation; however, an individual’s compensation may be below or above the targeted competitive positioning based on individual performance or other business factors.

COMPENSATION COMPONENT	TARGETED RANGE
Base Salary	Market Median
Short-Term Incentives	Between the Median and 75th Percentile
Target Total Cash	Between the Median and 75th Percentile
Long-Term Incentives	Between the Median and 75th Percentile
Target Total Direct Compensation	Between the Median and 75th Percentile

Peer Group and Competitive Market Information. The Compensation Committee utilizes a peer group to evaluate executive officer compensation levels and to benchmark our executive compensation design and governance features. The Compensation Committee reviews the peer group on an annual basis to ensure the companies are of comparable size (based on revenue, market capitalization and other relevant metrics), maintain strong consumer brands, have multiple consumer brands in their portfolios, have an entrepreneurial culture, are globally positioned and compete with us for executive talent.

The peer group used for 2014 compensation benchmarking consisted of the following companies:

PEER GROUP COMPANIES
Bob Evans Farms, Inc.	Hyatt Hotels Corporation	Royal Caribbean Cruises Ltd.
Brinker International, Inc.	Jack in the Box Inc.	Ruby Tuesday, Inc.
Burger King Worldwide, Inc.	L Brands, Inc.	Starbucks Corporation
Chipotle Mexican Grill, Inc.	Las Vegas Sands Corp.	Starwood Hotels & Resorts Worldwide, Inc.
Cracker Barrel Old Country Store, Inc.	MGM Resorts International	Texas Roadhouse, Inc.
Darden Restaurants, Inc.	Panera Bread Company	The Cheesecake Factory Incorporated
DineEquity, Inc.	PetSmart, Inc.	The Wendy’s Company
Foot Locker, Inc.	Ross Stores, Inc.	YUM! Brands, Inc.

To determine competitive market compensation for 2014, the peer group data and national executive compensation survey data compiled by Cook & Co. were combined to establish market consensus information against which the Compensation Committee assessed base salary, target short-term incentives, target total cash payout, long-term incentive value and target total direct compensation. The Compensation Committee also periodically reviews other benchmarking data as presented by the independent compensation consultant and human resources management. This data covers a variety of areas such as equity vesting practices, the prevalence of performance metrics among peer companies, types of equity vehicles used by peer companies, equity burn rates and any other market data the Compensation Committee needs to consider when evaluating our executive compensation program.

Compensation Components

Mix of Total Compensation. Our executive compensation programs consist of three primary components:

•	base salary

•	performance-based cash incentives

•	long-term equity incentive awards, generally in the form of stock options and performance-based share units

In addition, our executive compensation programs provide secondary benefits, such as:

•	retention-based cash incentives

•	other benefits and perquisites

•	change in control and termination benefits

In allocating compensation among the various compensation components, we provide equitable and competitive levels of fixed compensation (base salary and benefits) while emphasizing performance-based compensation. A significant percentage of cash compensation and total compensation for our named executive officers is allocated to performance-based compensation. Performance-based cash incentives are targeted so that a meaningful percentage of annual cash compensation is dependent on the overall performance of Bloomin’ Brands and/or, if applicable, restaurant concept performance along with individual performance. Long-term equity incentives comprise the largest share of total direct compensation and provide a significant link to the stockholder experience. We do not target a specific percentage for each element of compensation relative to total compensation. Our mix of compensation results from targeting a percentage that will allow us to be competitive in the market.

The charts below show the target compensation mix for the Chief Executive Officer and the average compensation mix of the other named executive officers.

Base Salaries. Base salaries generally reflect demonstrated experience, skills and competencies as well as competitive market value. Base salary levels of our executive officers may be increased by the Compensation Committee as part of the annual performance review process, upon an executive officer’s promotion, change in job responsibilities or to address internal or external equity, as recommended by management.

As a result of the comparative market data analysis performed in February 2014, the Compensation Committee made a market-based adjustment to Ms. Smith’s base salary to better align her base salary to the competitive market set and her experience, responsibilities and performance.

Base salaries of the named executive officers and changes, if any, are listed in the table below:

NAMED EXECUTIVE OFFICER	2014 BASE SALARY	CHANGE FROM 2013
Elizabeth A. Smith	$1,000,000	$25,000
David J. Deno	650,000	—
Donagh M. Herlihy	540,000	N/A
Stephen K. Judge	540,000	—
Jeffrey S. Smith	575,000	—

Performance-Based Cash Incentives and Other Cash Incentives. Cash incentives are awarded to all of our executive officers under performance-based cash incentive plans. The design of the short-term incentive plans (“STIP”), which follows a structure that is generally consistent from year to year, reflects the Compensation Committee’s belief that a significant portion of annual compensation for each executive officer should be based on the financial performance of the Company. These awards are payable based on the achievement of annual financial objectives measured against our internal operating plan and individual performance measured on the achievement of goals established at the beginning of the year. For corporate executives, the payouts are based on the Company’s achievement of its annual financial objectives and individual performance. The payouts for executives with restaurant concept specific operating responsibilities are based on a combination of the Company and the restaurant concepts’ achievement of their annual financial objectives and individual performance. Annual performance-based cash incentive targets, measured as a percentage of base salary, are established in each executive officer’s employment agreement. Payouts can range from 0% to 200% of established percentage of salary, with a payout at 50% if threshold performance is achieved, 100% if target performance is achieved and 200% if maximum performance is achieved. The Compensation Committee has discretion to decrease, but not to increase, the annual payout.

•	2014 STIP Targets

The following table presents the 2014 STIP target for each named executive officer, as a percentage of his or her base salary and the change, if any, from 2013.

NAMED EXECUTIVE OFFICER	2014 ANNUAL PERFORMANCE-BASED CASH INCENTIVE TARGET, AS A PERCENTAGE OF BASE SALARY	CHANGE FROM 2013
Elizabeth A. Smith	150%	50%
David J. Deno	85%	—
Donagh M. Herlihy (1)	85%	N/A
Stephen K. Judge	85%	—
Jeffrey S. Smith	85%	—

(1)	Mr. Herlihy was hired as our Executive Vice President and Digital and Chief Information Officer effective September 2, 2014.

•	2014 STIP Measures

For 2014, the STIP for three of our corporate named executive officers (the “2014 Corporate STIP”), Ms. Smith and Messrs. Deno and Herlihy, was based on two equally weighted measures: Bloomin’ Brands’ Adjusted net income (net income adjusted for certain items) and total revenue growth (measured as the percentage increase in total revenue over the prior fiscal year (“Total Revenue Growth”)). See Non-GAAP Financial Measures—Other Non-GAAP Financial Measures under Item 7 of this Annual Report on Form 10-K for a description of our adjustments to net income. The STIP for Messrs. Judge and Smith was based 50% on the 2014 Corporate STIP, as described above, and 50% on the result of their respective restaurant concepts, as described below.

At the restaurant concept level, the two equally weighted measures used are Adjusted EBIT (earnings before interest and taxes as adjusted to exclude the impact of restaurant closings, gains and losses on disposed assets and certain other gains and losses (“Adjusted EBIT”)) and Total Revenue Growth for the restaurant concept. Adjusted Net Income, Adjusted EBIT and Total Revenue Growth performance levels were established by the Compensation Committee at the beginning of the year based on consideration of the Company’s and/or the restaurant concept’s business plan, as well as industry and general economic conditions and trends, among other considerations. The performance levels were based on annual financial objectives and were expected to present a challenge, especially with persisting economic conditions; however, achievement of these goals was not viewed as requiring or encouraging excessive risk-taking by our executives. The cash incentives were payable on a non-linear sliding scale with respect to each component (ranging from 0% to 200%) based on the following targeted amounts:

	STIP Weighting
Named Executive Officer	BBI	Concept
Ms. Smith	100%	—
Mr. Deno	100%	—
Mr. Herlihy	100%	—
Mr. Judge	50%	50%
Mr. Smith	50%	50%

	BBI Targets
Named Executive Officer	Adjusted Net Income (50% weighting)			Revenue Growth (50% weighting)
	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM
Ms. Smith, Messrs. Deno and Herlihy	$138M	$154M	$174M	8%	10.5%	12.5%

	BBI Targets
Named Executive Officer	Adjusted Net Income (25% weighting)			Revenue Growth (25% weighting)
	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM
Messrs. Judge and Smith	$138M	$154M	$174M	8%	10.5%	12.5%

	Concept Targets
Named Executive Officer	Adjusted EBIT (25% weighting)			Revenue Growth (25% weighting)
	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM
Mr. Judge	$22.1M	$24.9M	$28.8M	11%	13.5%	15.5%
Mr. Smith	$180.2M	$202.6M	$234.9M	0%	2.5%	4.5%

•	2014 Financial Performance

For the 2014 Corporate STIP, Total Revenue Growth, adjusted for certain items, 8.4% was slightly above the threshold measure primarily due to an increase in domestic comparable restaurant sales, which was partially offset by lower comparable restaurant sales in South Korea.

Adjusted Net Income of $140.8 million was slightly above threshold primarily due to lower average unit volumes in South Korea, higher kitchen and service labor costs due to lunch expansion across certain concepts, partially offset by productivity initiatives and higher U.S. average unit volumes, primarily from Outback Steakhouse.

Total Revenue at Bonefish Grill, adjusted for certain items, grew 11.6%, which was slightly above threshold due to the addition of 17 new restaurants. Bonefish Grill fell short of their Adjusted EBIT threshold of $22.0 million, primarily due to lower traffic and higher costs related to the new menu rollout.

Revenue growth, adjusted for certain items, of 3.1% for Outback Steakhouse was above target due to higher average restaurant unit volumes. Outback Steakhouse was able to drive the increase in revenue to achieve $204.0 million in Adjusted EBIT, which was slightly above target.

•	2014 Individual Performance

In addition to the financial performance measures listed above, each executive officer was assigned an individual performance rating for the year, as recommended by the Chief Executive Officer, and the Compensation Committee had the discretion to decrease, but not increase, the payout amount for performance that did not meet expectations. Individual performance and subsequent compensation decisions are based on the performance of the business for which the individual is responsible, the individual’s skill set relative to peers, the critical nature of the individual’s role, the difficulty of replacement, their expected future contributions and their role relative to that of other executive officers.

In determining incentive award payouts for 2014, the Compensation Committee and Board considered the following individual accomplishments by the NEOs.

During 2014, Ms. Smith was instrumental in leading our innovation and expansion efforts. Ms. Smith’s attention to building the right leadership team, and focus on areas that provide immediate value, as well as those areas that are important for building future growth capability, strengthened the foundation of our Company in 2014.

Mr. Deno’s leadership was critical to our solid performance in a challenging year for the industry. Mr. Deno has remained focused on generating cash flow through more efficient working capital management and continued controls over capital spending.

Mr. Herlihy’s leadership led to an immediate impact in our information technology department. He accelerated technology initiatives and introduced a new digital structure to our Company to create better unity amongst the technology and marketing functions, building a stronger global brand.

Mr. Judge’s performance at our Bonefish Grill brand included the opening of 17 restaurants and increasing sales for the year.

Mr. Smith continued to lead the Outback Steakhouse brand to outperform the market as the brand’s solid performance was evidenced by growth in revenue and volume. He delivered strong results driven by innovation, increased comparable restaurant sales by 3.1% and continued focus on generating productivity gains through excellent execution.

•	2014 STIP Payouts

The 2014 Corporate and concept financial performances combined with the respective individual performance resulted in below target results for all named executive officers. The total payouts to our named executive officers under the 2014 STIP ranged from $83,679 to $895,673 at 41% to 88% of their bonus targets. The Company outperformed the Knapp-Track traffic indicator; however, based on our financial objectives and individual expectations set to drive exceptional performance, the achieved metrics resulted in compensation below the targeted amounts.

Performance-based cash incentives earned by the named executive officers are reflected in the “—Summary Compensation Table” under the heading “Non-Equity Incentive Plan Compensation.” Threshold, target and maximum payments for the named executive officers under the 2014 STIP are reflected in “—Grants of Plan-Based Awards for Fiscal 2014.”

Other Bonus Arrangements. In February 2015, the Compensation Committee and the Board of Directors granted Mr. Smith a recognition bonus due to our consistent outperformance of our casual dining competition, based on the Knapp-Track traffic indicator. The recognition bonus amount paid to Mr. Smith was $86,020. This amount is included in the “—Summary Compensation Table” under the heading “Bonus.”

Long-Term Equity Incentive Awards. Long-term equity incentive (“LTI”) awards are designed to align a significant portion of total compensation with our long-term goal of increasing the value of the Company. These equity awards are designed to reward longer-term performance, facilitate equity ownership, deter outside recruitment of our key personnel and further align the interests of our executive officers with those of our stockholders. Equity awards have generally been limited to our executive officers and other key employees who are in a position to contribute substantially to our growth and success. Under our Insider Trading Policy, our directors and executive officers are prohibited from engaging in short sales or investing in other kinds of hedging transactions or financial instruments that are designed to hedge or offset any decrease in the market value of our securities.

•	2014 LTI Awards

In February 2014, the Board of Directors approved, based on the recommendation of the Compensation Committee, grants consisting of 50% in stock options and 50% in PSUs under the 2012 Equity Plan to our current executive officers. To align our executive officers with stockholders’ interest, we awarded stock options to compensate based on stock price appreciation. The stock options have an exercise price of $25.32 which vest in equal amounts over a four-year period and are exercisable over a ten-year term, contingent upon continued employment. PSUs have been granted since 2013. In 2014, we updated the metric from cumulative Adjusted net income to Adjusted EPS to reward executives for successfully balancing profit maximization and the efficient use of capital, as well as ensuring quality of profit. In addition, we wanted to disassociate the STIP and the LTIP metrics by removing Adjusted net income as a performance metric from the LTIP.

The PSUs vest over a four-year period, contingent upon continued employment, and the number of units earned vary to the extent the performance targets are achieved for each period. The portion of the PSUs that can vest in the first year (25%) is earned based on achievement of our one-year Adjusted EPS, with targets set by the Board of Directors based on our 2014 fiscal plan at the time of grant. In subsequent years, the number of PSUs earned (up to 25% of the annual grant, with 0% to 200% of such amount vesting based on achievement of the performance metric) is based on the Adjusted EPS achieved relative to our fiscal plan expectations for such years and will be set by the Compensation Committee (or full Board of Directors) at the beginning of each year. The annual targets ensure we are reaching milestones and making continuous progress towards our long-term goals. Adjusted EPS is defined as Adjusted net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of common stock equivalents, including restricted stock, RSUs, PSUs and stock options, of share-based compensation.

The second tranche of the 2013 PSU award and the first tranche of the 2014 PSU award vested and were settled in shares based on the following scale:

PERFORMANCE MEASURE	PERFORMANCE MEASURES AND TARGETS			ACTUAL RESULTS	PERCENTAGE OF PSUs EARNED IN 2015
	THRESHOLD (50% of shares are earned)	TARGET (100% of shares are earned)	MAXIMUM (200% of shares are earned)
2013-2014 BBI Cumulative Adjusted Net Income (2013 grant)	$280M	$296M	$316M	$283M	59%
2014 BBI Adjusted EPS (2014 grant)	$1.07	$1.19	$1.35	$1.10	63%

For amounts between the threshold, target and maximum amounts set forth above, the participant will earn a number of shares based on a non-linear sliding scale between such percentages. No shares are earned for achievement of performance measures below the threshold. The following table sets forth (a) the aggregate target PSUs awarded in 2013 and 2014, (b) the number of shares that could be earned based on 2014 results and continued employment through the vesting date and (c) the numbers of shares actually earned of the tranche eligible for vesting in 2015 (25% of the total award) that were earned, based on the Compensation Committee’s recommendation and the Board of Directors’ approval of the performance achievement for 2014.

	PSUs AWARDED		PORTION OF PSUs VESTING FOR FY 2014		PSUs EARNED BASED ON FY 2014 RESULTS
	2013 AWARD	2014 AWARD	2013 AWARD	2014 AWARD	2013 AWARD	2014 AWARD
Elizabeth A. Smith	—	86,651	—	21,662	—	13,648
David J. Deno	34,482	28,634	8,620	7,158	5,086	4,510
Donagh M. Herlihy	—	—	—	—	—	—
Stephen K. Judge	—	11,849	—	2,962	—	1,867
Jeffrey S. Smith	20,632	14,199	5,158	3,549	3,044	2,236

•	Off-Cycle 2014 LTI Awards

Mr. Herlihy was granted 50,000 restricted stock units and the option to purchase 250,000 shares of our common stock under the 2012 Equity Plan in connection with his hiring in September 2014. The restricted stock units will vest in equal amounts over a four-year period on each anniversary of the grant date, contingent upon his continued employment. The option grant has an exercise price of $18.12 per share and the shares subject to the option grant will vest in equal amounts over a four-year period on each anniversary of the grant date, contingent upon his continued employment. The number of awards was determined by analyzing market data to offer a competitive LTI package, and a portion of the awards were to offset the loss of awards from his previous employer that would have vested within a short period of time of his start date with us.

Mr. Judge was granted 25,000 restricted stock units under the 2012 Equity Plan in recognition of his continued transformation of the Bonefish Grill restaurant concept, while maintaining long-term objectives and building a more robust, strategic plan. In addition, this award solidified our commitment to Mr. Judge and his vision for the restaurant concept. The restricted stock units will vest in equal amounts over a four-year period on each anniversary of the grant date, contingent upon his continued employment.

All of these awards, if unvested, will forfeit upon termination or retirement.

See “—Grants of Plan-Based Awards for Fiscal 2014” for additional information regarding 2014 equity awards to the named executive officers.

•	Changes made in 2014

In December 2014, we adopted a Compensation Recovery Policy pursuant to which executive officers and other key employees will be required to return incentive compensation paid to them if the financial results upon which the awards were based are materially restated due to dishonesty, fraud, misrepresentation or intentional misconduct of a Company policy or law (a “Material Financial Restatement”).

Under the Compensation Recovery Policy, we can require reimbursement of all or a portion of any bonus, incentive payment, equity-based compensation (including performance shares, restricted stock or restricted stock units and stock options), or other compensation to the extent that it is paid, earned or vests less than three years prior to the date we publicly disclose the need for the applicable Material Financial Restatement.

We believe our Compensation Recovery Policy is sufficiently broad to reduce the potential risk that an executive officer or key employee would intentionally misstate results in order to benefit under an incentive program and provides the opportunity for recoupment in the event that an executive officer or key employee took actions that, in hindsight, should not have been rewarded.

In addition, to underscore the importance of linking executive and stockholder interests, the Board of Directors adopted Stock Ownership Guidelines Policy for directors, executive officers and our executive leadership team who are eligible to receive long-term incentive awards. The target level of ownership of Bloomin’ Brands, Inc. common stock is established as a multiple of base salary or annual retainer.

Position	Target Ownership
Non-Employee Directors	5x Annual Retainer
CEO	5x Base Salary
Executive Officers	3x Base Salary
Executive Leadership Team	1x Base Salary

Each employee subject to the Stock Ownership Guidelines is expected to achieve the ownership target within five years from the date on which the employee became subject to the guidelines. Shares that count toward the target ownership amount include Common Stock directly or indirectly owned, estimated after-tax value of time-vested restricted stock or restricted stock units and estimated after-tax, in-the-money value of vested stock options (based on the Black-Scholes value). Unvested stock options and unearned performance-based share units do not count toward the target ownership amount.

Other Benefits and Perquisites. The named executive officers are each entitled to receive certain perquisites and benefits under the terms of their employment agreements and offers of employment. We believe these benefits are reasonable and consistent with our overall compensation program and better enable us to attract and retain qualified employees for key positions. Such benefits include life insurance, medical insurance, annual physical examinations, vacation and personal use of corporate aircraft for our Chief Executive Officer. The Compensation Committee periodically reviews the levels of perquisites and other benefits provided to the named executive officers. In March 2015, we eliminated the car allowance for all executive officers. The equivalent amount was added to their base salaries. The only named executive officer that was affected was Mr. Smith, and $5,000 was added to his base salary for 2015 to reflect this policy change.

We offer a deferred compensation plan for our highly compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust. The deferred compensation plan allows highly compensated employees to contribute from 5% to 90% of their base salary and from 5% to 100% of their cash bonus on a pre-tax basis to an investment account consisting of various investment fund options. The plan permits us to make a discretionary contribution to the plan on behalf of an eligible employee periodically; however, we have not made any discretionary contribution to date. In the event of the employee’s termination of employment other than by reason of disability or death, the employee is entitled to receive the full balance in the account in a single lump sum unless the employee has completed either five years of participation or ten years of service as of the date of termination of employment, in which case, the account will be paid as elected by the employee in equal annual installments over a specified period of two to 15 years. If the employee becomes disabled or dies before any deferred amounts are paid out under the plan, we will pay to the employee (or the employee’s beneficiary if applicable) the full balance in the account in a single lump sum. If the employee’s employment terminates due to death or disability after he or she begins receiving payments, the remaining installment payments will be paid in installment payments as such payments come due.

The amounts attributable to perquisites and other benefits provided to the named executive officers are reflected in the “—Summary Compensation Table” under the heading “All Other Compensation.”

Change in Control and Termination Benefits. Each employment agreement or offer of employment establishes, among other things, the executive’s benefits upon a termination of employment and/or a change in control. For a summary of these arrangements, see “—Potential Payments Upon Termination or Change in Control.”

In addition, the Board of Directors adopted an Executive Change in Control Plan (the “Change in Control Plan”), which entitles executive officers and other key employees to certain severance payments and benefits in the event of a qualifying termination of employment upon or within the 24 months following certain change in control events. The payments and benefits will be reduced by the amount of any severance or similar payments or benefits under an employment agreement or other arrangement with us and are subject to the employee’s compliance with non-competition and other restrictive covenants and the other terms and conditions of the Change in Control Plan. These benefits are described in more detail under “—Potential Payments Upon Termination or Change in Control” below.

Tax and Accounting Implications

In making decisions about executive compensation, the Compensation Committee took into account certain tax and accounting considerations, including Sections 162(m), 409A and 280G of the Internal Revenue Code. Additionally, we account for stock-based payments in accordance with the requirements of FASB ASC Topic No. 718, “Compensation-Stock Compensation.” Transition provisions under Section 162(m) may apply for a period of three to four years following the IPO to certain compensation arrangements that were entered into prior to our stock being publicly traded. We expect that our Compensation Committee may seek to qualify the variable compensation paid to our named executive officers under certain of these arrangements for an exemption from the deductibility limitations of

Section 162(m) when such limitations are applicable. The compensation for Messrs. Herlihy and Judge, and the recognition bonuses to our other executive officers, do not fall under these transition provisions, so this compensation is subject to the Section 162(m) deductibility limitations. Accordingly, our Compensation Committee has and may in the future, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent or is otherwise in our best interests. In addition, because there are uncertainties as to the application of regulations under Section 162(m), as with most tax matters, it is possible that our deductions may be challenged or disallowed.

Our Compensation Committee considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Submitted by the Compensation Committee

Mindy Grossman, Chair

David R. Fitzjohn

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Mr. Fitzjohn and Ms. Grossman, both of whom are Independent Directors. During fiscal year 2014, Messrs. Balson, Fitzjohn, and Sullivan and Ms. Grossman served on the Compensation Committee. Messrs. Sullivan and Balson resigned from the Compensation Committee on April 29, 2014 and February 12, 2015, respectively. Mr. Sullivan is one of our Founders and Mr. Balson is associated with Bain Capital. See “Arrangements With Our Sponsors and Founders” within “Certain Relationships and Related Party Transactions” under Item 13 of this Annual Report on Form 10-K for additional information regarding our relationship and transactions with Bain Capital and our Founders.

Compensation-Related Risk

As part of its oversight and administration of our compensation programs, the Compensation Committee considered the impact of our compensation policies and programs for our executive officers, to determine whether they present a significant risk to the Company or encourage excessive risk taking by our executive officers. Based on its review, the Compensation Committee concluded that our compensation programs do not encourage excessive risk taking and are not reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table summarizes compensation earned by our named executive officers for 2014.

NAMED EXECUTIVE OFFICER	YEAR	SALARY	BONUS (1)	STOCK AWARDS (2)	OPTION AWARDS (3)	NON-EQUITY INCENTIVE PLAN COMPENSATION (4)	ALL OTHER COMPENSATION (5)	TOTAL
Elizabeth A. Smith	2014	$995,192	$—	$1,991,065	$2,194,000	$895,673	$130,297	$6,206,227
Chief Executive Officer	2013	975,000	90,750	—	—	809,250	63,808	1,938,808
and Chairman of the Board	2012	941,552	22,425,000	—	—	932,137	151,544	24,450,233
David J. Deno (6)	2014	650,000	—	657,954	725,004	331,500	7,175	2,371,633
Executive Vice President,	2013	644,423	92,360	599,987	599,930	454,640	3,096	2,394,436
Chief Financial	2012	380,769	466,000	—	2,824,000	510,000	4,175	4,184,944
and Administrative Officer
Donagh M. Herlihy (7)	2014	164,077	250,000	906,000	2,180,000	83,679	255,512	3,839,268
Executive Vice President,
Digital and Chief
Information Officer
Stephen K. Judge (8)	2014	540,000	—	725,267	300,001	211,140	93,645	1,870,053
Executive Vice President,	2013	527,538	1,000,000	—	2,672,684	459,000	380,903	5,040,125
President of Bonefish Grill
Jeffrey S. Smith	2014	575,000	86,020	326,270	359,506	430,100	9,255	1,786,151
Executive Vice President,	2013	573,269	—	1,404,497	358,952	404,441	8,729	2,749,888
President of Outback	2012	500,000	51,000	—	—	480,250	5,352	1,036,602

(1)	The amount for Mr. Herlihy in 2014 represents 50% of a signing bonus of $500,000 per the terms of his offer of employment. The remaining 50% will be paid after six months of employment. In addition, Mr. Smith received a recognition bonus for 2014 of $86,020.
(2)	The amounts reported for stock awards represent the aggregate grant date fair value of RSUs and PSUs. For 2013 and 2014, the PSU amounts reported represent the aggregate grant date fair value of the four tranches of the PSUs awarded in such year based on probable attainment of the performance goals as follows: (a) 2014 award: 63% attainment for the first tranche (25% of such award) and 100% (target performance) for the remaining three tranches (75% of such award) and (b) 2013 award: 100% (target performance) for all four tranches (100% of such award). PSU awards pay out at a range of 0% to a maximum of 200% of their targets based on the following performance measures: 50% for threshold, 100% for target and 200% for maximum. The aggregate grant date fair value of the 2014 PSUs assuming achievement of the maximum performance level of 200% over all four years would be: Ms. Smith $4,388,007; Mr. Deno, $1,450,026; Mr. Judge, $600,033; and Mr. Smith, $719,037. We recorded compensation expense in 2014 for the aggregate grant date fair value of the first tranche of the 2014 PSUs and the second tranche of the 2013 PSUs (for which the performance goals were set in 2014 and only Messrs. Deno and Smith received awards) based on probable attainment of the performance goals as of the grant date as follows: Ms. Smith $345,567; Mr. Deno, $242,971; Mr. Judge, $47,272; and Mr. Smith, $133,690. See “—Compensation Discussion and Analysis” under the heading “Long-Term Equity Incentive Awards” for a description of the PSU terms. See also Note 6, “Stock-based and Deferred Compensation Plans,” in our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information regarding these awards.
(3)	The amounts for option awards represent the aggregate grant date fair value of stock option awards computed in accordance with FASB ASC Topic No. 718. The stock option awards were valued at fair value on the grant date using the Black-Scholes option pricing model. See Note 6, “Stock-based and Deferred Compensation Plans,” in our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the assumptions made to value the stock option awards.
(4)	Non-equity incentive plan compensation represents amounts earned under the performance-based cash incentive plans, or STIPs, established for such years. The amounts earned were based on the achievement of specified, pre-determined levels of Company-wide Adjusted Net Income, concept Adjusted EBIT and/or revenue growth over the prior year relative to a percentage of the named executive officers bonus potential. See “—Compensation Discussion and Analysis” under the heading “Performance-Based Cash Incentives” for a description of the plans for 2014.
(5)	The table set forth below titled “All Other Compensation” provides additional information regarding these amounts.
(6)	Mr. Deno joined Bloomin’ Brands in May 2012.
(7)	Mr. Herlihy joined Bloomin’ Brands in September 2014.
(8)	Mr. Judge joined Bloomin’ Brands in January 2013.

All Other Compensation

The amounts shown for “All Other Compensation” for 2014 include the following:

NAMED EXECUTIVE OFFICER	LIFE INSURANCE	AUTO	RELOCATION (a)	AIRPLANE (b)	OTHER (c)	TOTAL
Elizabeth A. Smith	$2,609	$—	$—	$123,780	$3,908	$130,297
David J. Deno	3,096	—	—	—	4,079	7,175
Donagh M. Herlihy	416	—	255,096	—	—	255,512
Stephen K. Judge	882	—	89,071	—	3,692	93,645
Jeffrey S. Smith	1,449	4,800	—	—	3,006	9,255

(a)	The amount shown for Messrs. Herlihy and Judge reflects relocation costs paid by us in connection with their offers of employment and includes a gross-up for associated tax obligations of $34,372 and $24,361, respectively.
(b)	The amount shown reflects (i) the aggregate incremental cost to us of personal use of our aircraft based on an hourly charge, determined to include the cost of fuel and other variable costs associated with the particular flights, and (ii) a gross-up for associated tax obligations of $51,988. Since our aircraft was primarily for business travel, we do not include the fixed costs that do not change based on usage, including the cost of the aircraft and the cost of maintenance not related to specific trips.
(c)	The amounts shown reflect costs associated with medical physical examinations.

Grants of Plan-Based Awards for 2014

The following table summarizes the performance-based cash incentive awards and long-term stock incentive awards made during 2014.

NAMED		ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (1)			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS (2)			ALL OTHER STOCK AWARDS: NUMBER OF	ALL OTHER OPTION AWARDS: NUMBER OF SECURITIES UNDERLYING	EXERCISE PRICE OF OPTION	GRANT DATE FAIR VALUE OF STOCK & OPTION
EXECUTIVE	GRANT	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM	SHARES	OPTIONS	AWARDS	AWARDS
OFFICER	DATE	($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#)	($/Sh)	($) (4)
Elizabeth A. Smith
Annual STIP Bonus		750,000	1,500,000	3,000,000	—	—	—	—	—	—	—
Annual PSU Grant	2/27/2014	—	—	—	43,326	86,651	173,302	—	—	—	1,991,065
Annual Option Grant	2/27/2014	—	—	—	—	—	—	—	177,940	25.32	2,194,000
David J. Deno
Annual STIP Bonus		276,250	552,500	1,105,000	—	—	—	—	—	—	—
Annual PSU Grant	2/27/2014	—	—	—	14,317	28,634	57,268	—	—	—	657,954
Annual Option Grant	2/27/2014	—	—	—	—	—	—	—	58,800	25.32	725,004
Donagh M. Herlihy
Annual STIP Bonus		76,500	153,000	306,000	—	—	—	—	—	—	—
Sign-on RSU Grant (3)	10/1/2014	—	—	—	—	—	—	50,000	—	—	906,000
Sign-on Option Grant (3)	10/1/2014	—	—	—	—	—	—	—	250,000	18.12	2,180,000
Stephen K. Judge
Annual STIP Bonus		229,500	459,000	918,000	—	—	—	—	—	—	—
Annual PSU Grant	2/27/2014	—	—	—	5,925	11,849	23,698	—	—	—	272,267
Annual Option Grant	2/27/2014	—	—	—	—	—	—	—	24,331	25.32	300,001
Retention RSU Grant (3)	10/1/2014	—	—	—	—	—	—	25,000	—	—	453,000
Jeffrey S. Smith
Annual STIP Bonus		244,375	488,750	977,500	—	—	—	—	—	—	—
Annual PSU Grant	2/27/2014	—	—	—	7,100	14,199	28,398	—	—	—	326,270
Annual Option Grant	2/27/2014	—	—	—	—	—	—	—	29,157	25.32	359,506

(1)	Amounts represent potential performance-based cash incentive awards under the 2014 Corporate STIP for Ms. Smith and Messrs. Deno and Herlihy, 50% under the 2014 Corporate STIP and 50% under the 2014 Bonefish Grill STIP for Mr. Judge and 50% under the 2014 Corporate STIP and 50% under the 2014 Outback Steakhouse STIP for Mr. Smith. See “—Compensation Discussion & Analysis” under the heading “Performance-Based Cash Incentives” and “—Summary Compensation Table” under the heading “Non-Equity Plan Compensation” for a description of the STIPs and actual payout amounts.

(2)	Amounts represent potential shares to be issued upon settlement of the aggregate number of PSUs granted in 2014, which vest as to 25% of the shares on each anniversary of the grant date, contingent upon such executive’s continued employment by us, and the number earned ranges from 0% to 200% of the tranche based upon the achievement of performance targets set at the beginning of each annual period as follows: 50% for threshold, 100% for target and 200% for maximum. See “—Compensation Discussion & Analysis” under the heading “Long-Term Equity Incentive Awards” for a description of the PSU terms. The executive generally forfeits any portion of the award that is unvested upon his termination date or for which the threshold target is not achieved. See “—Potential Payments upon Termination or Change in Control” for additional information regarding accelerated vesting on certain terminations of employment.
(3)	Stock option grant and RSU grant vests as to 25% of the shares on each anniversary of the grant date for Messrs. Herlihy Judge, respectively, contingent upon their continued employment. They each generally forfeit any portion of the award that is unvested upon termination date. See “—Potential Payments upon Termination or Change in Control” for additional information regarding accelerated vesting on certain terminations of employment.
(4)	We valued the RSU awards by multiplying the closing price of our common stock on the NASDAQ Global Select Market on the grant date by the number of RSUs awarded. We valued the PSU awards by multiplying the closing price of our common stock on the NASDAQ Global Select Market on the grant date by the aggregate number of PSUs awarded in 2014 that were expected to vest as of the grant date as follows: 63% attainment for the first tranche (25% of the award) and 100% (target performance) for the remaining three tranches (75% of the award). We valued the stock option awards in accordance with FASB ASC Topic No. 718 using the Black-Scholes option pricing model. See Note 6, “Stock-based and Deferred Compensation Plans,” in our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the assumptions made to value the stock option awards.

Outstanding Equity Awards at 2014 Year-End

The following table summarizes outstanding stock options and unvested restricted stock and PSU awards for each named executive officer as of December 28, 2014.

	OPTION AWARDS				STOCK AWARDS
NAMED EXECUTIVE OFFICER	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#)		OPTION EXERCISE PRICE PER SHARE	OPTION EXPIRATION DATE	SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED		EQUITY INCENTIVE PLAN AWARDS: UNEARNED SHARES, UNITS, OR RIGHTS THAT HAVE NOT VESTED
					NUMBER OF	MARKET	NUMBER OF	MARKET
	EXERCISABLE	UNEXERCISABLE			SHARES	VALUE	SHARES	VALUE
		(1)	$ (2)		(#) (1)	$ (3)	(#) (1)(4)	$ (3)
Elizabeth A. Smith
November 16, 2009 Tranche A (5)	337,500	—	6.50	11/16/2019	—	—		—
November 16, 2009 Tranche B, C, D (5)	3,262,500	—	6.50	11/16/2019	—	—	—	—
July 1, 2011 (6)	330,000	220,000	10.03	7/1/2021	—	—	—	—
February 27, 2014 (6)	—	177,940	25.32	2/27/2024			86,651	2,057,961
David J. Deno	—
May 7, 2012 (7)	160,000	240,000	14.58	5/10/2022	—	—	—	—
February 26, 2013 (6)	18,137	54,414	17.40	2/26/2023	—	—	25,862	614,223
February 27, 2014 (6)	—	58,800	25.32	2/27/2024	—	—	28,634	680,058
Donagh M. Herlihy
October 1, 2014 (6)(8)	—	250,000	18.12	10/1/2024	50,000	1,187,500	—	—
Stephen K. Judge
February 1, 2013 (6)	75,000	225,000	18.73	2/1/2023	—	—	—	—
February 27, 2014 (6)	—	24,331	25.32	2/27/2024	—	—	11,849	281,414
October 1, 2014 (8)	—	—	—	—	25,000	593,750	—	—
Jeffrey S. Smith
April 6, 2010	274,000	—	6.50	4/6/2020	—	—	—	—
February 26, 2013 (6)	10,852	32,557	17.40	2/26/2023	—	—	15,474	367,508
April 24, 2013 (8)	—	—	—	—	18,750	445,313	18,750	445,313
February 27, 2014 (6)	—	29,157	25.32	2/27/2024	—	—	14,199	337,226

(1)	Unvested portions of awards are generally forfeited upon termination of employment. See footnote (5) below and “—Potential Payments upon Termination or Change in Control” for additional information regarding accelerated vesting on certain terminations of employment.

(2)	In March 2010, we offered all then active executive officers, other than Ms. Smith (since her stock options already had an exercise price of $6.50 per share), and all of our other employees the opportunity to exchange outstanding stock options with an exercise price of $10.00 per share for the same number of replacement stock options with an exercise price of $6.50 per share. Under the exchange program, the vested portion of the eligible stock options as of the grant date of the replacement stock options were exchanged for stock options that were fully vested. The unvested portion of the exchanged stock options were exchanged for unvested replacement stock options that vest and become exercisable over a period of time that is equal to the remaining vesting period of the exchanged stock options, plus one year, subject to the participant’s continued employment through the new vesting date. All eligible stock options were exchanged pursuant to the exchange program. The original stock options were canceled, and the issuance of the replacement stock options occurred on April 6, 2010.
(3)	Market value is calculated by multiplying $23.75, which was the closing price per share of our common stock on the NASDAQ Global Select Market on December 26, 2014, the last market day of our fiscal year end, by the number of shares subject to the award.
(4)	Amounts represent potential shares to be issued upon settlement of the aggregate number of PSUs granted on such date, which vest as to 25% of the shares on each anniversary of the grant date, contingent upon such executive’s continued employment by us assuming a payout of the tranche that may vest each year at 100%, or target performance. The actual the number that may be earned each year ranges from 0% to 200% based upon the achievement of performance targets set at the beginning of each annual period is as follows: 50% for threshold, 100% for target and 200% for maximum. See “—Compensation Discussion & Analysis” under the heading “Long-Term Equity Incentive Awards” for a description of the PSU terms.
(5)	On November 16, 2009, we granted Ms. Smith an option to purchase an aggregate of 4,350,000 shares of our common stock under our 2007 Equity Incentive Plan in four tranches (A-D) of 1,087,500 options each. The vested stock options will remain outstanding for a period ranging from 90 days to three years in the case of a termination of Ms. Smith’s employment, depending on the type of stock option and the nature of the termination, except that all stock options will be forfeited upon a termination for cause.
(6)	Stock option grant vests as to 25% of the shares on each anniversary of the grant date, contingent on continued employment.
(7)	Stock option grant vests as to 20% of the shares on each anniversary of the grant date, contingent on continued employment.
(8)	Restricted stock grant vests as to 25% of the shares on each anniversary of the grant date, contingent on continued employment.

Option Exercises and Stock Vested for Fiscal 2014

The following table summarizes the exercise of stock options and vesting of restricted stock held by the named executive officers during fiscal 2014.

	OPTION AWARDS		STOCK AWARDS
NAMED EXECUTIVE OFFICER	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)(1)	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($)(2)
Elizabeth A. Smith	500,000	8,540,650	—	—
David J. Deno	—	—	9,827	223,761
Donagh M. Herlihy	—	—	—	—
Stephen K. Judge	—	—	—	—
Jeffrey S. Smith	—	—	12,131	270,598

(1)	Represents amount realized upon exercise of stock options, based on the difference between the market value of the shares acquired at the time of exercise and the exercise price.
(2)	Represents the value realized upon vesting of restricted stock, based on the market value of the shares on the vesting date.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We offer a Deferred Compensation Plan for our highly compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust, as described in “—Compensation Discussion and Analysis” under the heading “Compensation Components–Other Benefits and Perquisites.” We do not sponsor any defined benefit pension plans.

The following table summarizes contributions during 2014 to our Deferred Compensation Plan by the only named executive officer who participated along with aggregate earnings/losses for the year and the aggregate balance as of December 28, 2014. We did not make any contributions to the Deferred Compensation Plan during 2014. Named executive officers are fully vested in all contributions to the plan. The amounts listed as executive contributions are included as “Salary” in the “Summary Compensation Table.” The aggregate earnings are not reflected in “Other Compensation” in the “Summary Compensation Table.”

Nonqualified Deferred Compensation

				AGGREGATE
NAMED EXECUTIVE OFFICER	AGGREGATE BALANCE AT DECEMBER 31, 2013	EXECUTIVE CONTRIBUTIONS IN 2014	AGGREGATE EARNINGS IN 2014	WITHDRAWALS/ DISTRIBUTIONS IN 2014	AGGREGATE BALANCE AT DECEMBER 28, 2014
Stephen K. Judge	$100,827	$108,000	$(5,079)	$—	$203,748

Potential Payments Upon Termination or Change in Control

Each of the named executive officers is party to an employment agreement or offer of employment and other arrangements with us, which are summarized below, that may entitle him or her to payments or benefits upon a termination of employment and/or a change in control. See the table included under “—Executive Benefits and Payments Upon Separation” below for the amount of compensation payable under these agreements and arrangements to the individuals serving as named executive officers as of the end of 2014.

Change in Control Plan

The Change in Control Plan entitles executive officers and other key employees to certain severance payments and benefits in the event of a qualifying termination of employment upon or within the 24 months following certain change in control events. A qualifying termination is a termination by us for any reason other than cause, or by the employee for good reason, in each case as defined in the Change in Control Plan.

Under the Change in Control Plan, in the event of a qualifying termination within the 24 months following a change in control, the named executive officers are each entitled to receive the following benefits:

•	A severance payment, payable in a lump sum 60 days after the termination, equal to (a) with respect to Ms. Smith, two times the sum of her base salary and her target annual cash bonus and (b) with respect to the other named executive officers, one and one-half times the sum of base salary and target annual cash bonus

•	Accelerated vesting of all outstanding equity awards

•	Continued eligibility to participate in group health benefits for 18 months following the termination

•	Outplacement services for six months following the termination

•	Certain other accrued benefits

The severance payments and other benefits described above will be reduced by the amount of any similar payments and benefits under any employment agreement or other arrangement with us and are subject to the employee’s compliance with non-competition and other restrictive covenants and the other terms and conditions of the Change in Control Plan.

Rights and Potential Payments Upon Termination or Change in Control: Ms. Smith

Effective November 2009, we entered into an employment agreement with Ms. Smith in connection with the commencement of her employment by us. Her employment agreement was amended and restated in September 2012 to extend its term to August 13, 2017, subject to earlier termination under certain circumstances described below. The term of her employment is automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

Ms. Smith’s employment may be terminated as follows:

•	Upon her death or disability (as defined in the agreement)

•	By us for Cause. “Cause” is defined to include: her (i) willful failure to perform, or gross negligence in the performance of, her duties and responsibilities to us or our affiliates (other than any such failure from incapacity due to physical or mental illness), subject to notice and cure periods, (ii) indictment or conviction of or plea of guilty or nolo contendere to a felony or other crime involving moral turpitude, (iii) engaging in illegal misconduct or gross misconduct that is intentionally harmful to us or our affiliates or (iv) any material and knowing violation by her of any covenant or restriction contained in her employment agreement or any other agreement entered into with us or our affiliates

•	By us other than for Cause

•	By Ms. Smith for Good Reason. “Good Reason” is defined to include: (i) a material diminution in the nature or scope of her duties, authority or responsibilities, including, without limitation, loss of membership on our Board of Directors (with certain listed exceptions), (ii) a reduction of her annual base salary or annual target cash bonus, (iii) requiring her to be based at a location in excess of 50 miles from the location of our principal executive offices in Tampa, Florida, or (iv) a material breach by us of our obligations under her employment agreement

•	By Ms. Smith other than for Good Reason

Ms. Smith will be entitled to receive severance benefits if her employment is terminated by us other than for Cause or if she terminates employment for Good Reason. If her employment is terminated under these circumstances, she will be entitled to receive severance benefits as follows:

•	Earned but unpaid base salary as of the date of termination, any annual bonus earned in the fiscal year preceding that in which termination occurs that remains unpaid, and amounts accrued and payable under any employee benefit plans, including tax gross-up payments in connection with the reimbursement of private airplane usage through the date of termination (“Final Compensation”)

•	Severance equal to two times the sum of her base salary at the rate in effect on the date of termination plus her target annual cash bonus for the year of termination, payable in 24 equal monthly installments from the effective date of such termination

In the event Ms. Smith’s employment is terminated due to her death or disability, she will receive Final Compensation as of the date of her employment termination, plus a pro rata portion of her target bonus for the year of termination.

A change in control of the Company does not trigger any severance payments to her under the employment agreement. However, in the event of a qualifying termination within the 24 months following a change in control, Ms. Smith would be entitled to receive the benefits described above under “—Change in Control Plan.”

Rights and Potential Payments Upon Termination or Change in Control: Mr. Deno

Mr. Deno entered into an employment agreement with us effective May 7, 2012 for an original term commencing on May 7, 2012 and expiring on the fifth anniversary thereof. The term of his employment agreement is automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

Mr. Deno’s employment may be terminated as follows:

•	Upon his death or disability (as defined in the agreement)

•	By us for Cause. “Cause” is defined to include: (i) his failure to perform the duties required of him in a manner satisfactory to us, in our sole discretion; (ii) any dishonesty in his dealing with us or our affiliates, the commission of fraud by him, negligence in the performance of his duties, insubordination, willful misconduct, or his indictment, charge or conviction (or plea of guilty or nolo contendere) of any felony or any other crime involving dishonesty or moral turpitude; (iii) any violation of any covenant or restriction contained in specified sections of his employment agreement; or (iv) any violation of any of our or our affiliates’ material published policies

•	At our election, including in the event of a determination by us to cease business operations

•	By Mr. Deno for Good Reason. “Good Reason” is defined to include: (i) the assignment to him of any duties inconsistent with his position (including status, offices, titles, and reporting requirements), authority, duties or responsibilities as Executive Vice President, Chief Financial and Administrative Officer, any diminution in his position, authority, duties or responsibilities (excluding isolated, insubstantial and inadvertent action not taken in bad faith), (ii) a reduction of his base salary or benefits, as in effect on the date of his employment agreement, unless a similar reduction is made in salary and benefits of all of our other executive officers, or (iii) requiring him to be based at a location in excess of 50 miles from the location of our principal executive offices in Tampa, Florida

For all purposes of his agreement, termination for Cause shall be deemed to have occurred on the date of the executive’s resignation when, because of existing facts and circumstances, subsequent termination for Cause can be reasonably foreseen.

Mr. Deno’s employment agreement provides that he will receive severance benefits in the event of a termination of employment by us without Cause or by him with Good Reason. Under these circumstances, he will be entitled to receive an amount equal to the sum of the base salary then in effect payable bi-weekly for one year.

A change in control does not trigger any severance payments to Mr. Deno under his employment agreement. However, in the event of a qualifying termination within the 24 months following a change in control, Mr. Deno would be entitled to receive the benefits described above under “—Change in Control Plan.”

Rights and Potential Payments Upon Termination or Change in Control: Mr. Herlihy

Mr. Herlihy agreed to an offer of employment, effective on September 2, 2014.

Mr. Herlihy’s employment may be terminated as follows:

•	Voluntary resignation or termination by the Employer for Cause. “Cause” is defined to include: (i) failure to perform the duties required in a manner satisfactory to us (ii) any dishonesty in his dealing with us, the commission of fraud by him, negligence in the performance of his duties, insubordination, willful misconduct, or his conviction (or plea of guilty or nolo contendere) of any felony or any other crime involving dishonesty or moral turpitude; (iii) any violation of any covenant or restriction contained in specified sections of his employment agreement; or (iv) any violation of any current or future material published policy

•	For any other reason, other than voluntary resignation

For all purposes of his employment, termination for Cause shall be deemed to have occurred on the date of the executive’s resignation when, because of existing facts and circumstances, subsequent termination for Cause can be reasonably foreseen.

Mr. Herlihy’s employment terms provide that he will only receive severance benefits in the event of a termination of employment if his employment is terminated under the circumstances described in the second bullet above. In this case, he will be entitled to receive severance compensation equal to the sum of his base salary then in effect payable bi-weekly for one year.

A change in control does not trigger any severance payments to Mr. Herlihy under his terms of employment. However, in the event of a qualifying termination within the 24 months following a change in control, Mr. Herlihy would be entitled to receive the benefits described above under “—Change in Control Plan.”

Rights and Potential Payments Upon Termination or Change in Control: Mr. Judge

Mr. Judge agreed to an offer of employment with Bonefish Grill, our wholly-owned subsidiary, effective on January 1, 2013.

Mr. Judge’s employment may be terminated as follows:

•	Upon his death or disability

•	By Bonefish Grill for Cause. “Cause” is defined to include: (i) any dishonesty in his dealing with Bonefish Grill, the commission of fraud by him, negligence in the performance of his duties, insubordination, willful misconduct, or his conviction (or plea of guilty or nolo contendere) of any felony or any other crime involving dishonesty or moral turpitude; (ii) any violation of any covenant or restriction contained in specified sections of his employment agreement; or (iii) any violation of any material published policy of Bonefish Grill or its affiliates

•	By him for any or no reason

•	Bonefish Grill in its sole discretion, for any or no reason

For all purposes of his employment, termination for Cause shall be deemed to have occurred on the date of the executive’s resignation when, because of existing facts and circumstances, subsequent termination for Cause can be reasonably foreseen.

Mr. Judge’s employment terms provide that he will only receive severance benefits in the event of a termination of employment if his employment is terminated under the circumstances described in the last bullet above. In this case, he will be entitled to receive severance compensation equal to the sum of his base salary then in effect payable bi-weekly for one year.

A change in control does not trigger any severance payments to Mr. Judge under his terms of employment. However, in the event of a qualifying termination within the 24 months following a change in control, Mr. Judge would be entitled to receive the benefits described above under “—Change in Control Plan.”

Rights and Potential Payments Upon Termination or Change in Control: Mr. Smith

Mr. Smith entered into an employment agreement with Outback Steakhouse of Florida, LLC (“Outback Steakhouse”), our wholly-owned subsidiary, effective April 12, 2007 and amended on January 1, 2009 and January 1, 2012. The initial term of his employment agreement was for a period commencing on April 12, 2007 and expiring on the fifth anniversary thereof. The term of his employment agreement is automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

Mr. Smith’s employment may be terminated as follows:

•	Upon his death or disability (as defined in the agreement)

•	By Outback Steakhouse for Cause. “Cause” is defined to include: (i) any dishonesty in his dealing with Outback Steakhouse, the commission of fraud by him, negligence in the performance of his duties, insubordination, willful misconduct, or his conviction (or plea of guilty or nolo contendere) of any felony or any other crime involving dishonesty or moral turpitude; (ii) any violation of any covenant or restriction contained in specified sections of his employment agreement; or (iii) any violation of any material published policy of Outback Steakhouse or its affiliates

•	At the election of Outback Steakhouse, including upon the sale of a majority ownership interest in Outback Steakhouse or substantially all the assets of Outback Steakhouse or in the event of a determination by Outback Steakhouse to cease business operations

•	By Outback Steakhouse in its sole discretion, for any or no reason

For all purposes of his agreement, termination for Cause shall be deemed to have occurred on the date of the executive’s resignation when, because of existing facts and circumstances, subsequent termination for Cause can be reasonably foreseen.

Mr. Smith’s employment agreement provides that he will only receive severance benefits in the event of a termination of employment if his employment is terminated under the circumstances described in the last bullet above. In this case, he will be entitled to receive severance compensation equal to the sum of his base salary then in effect payable bi-weekly for one year.

A change in control does not trigger any severance payments to Mr. Smith under his employment agreement. However, in the event of a qualifying termination within the 24 months following a change in control, Mr. Smith would be entitled to receive the benefits described above under “—Change in Control Plan.”

Equity Awards

As a general matter, unless otherwise provided in an individual’s award agreement or other agreement, and depending on the reason for termination, upon a termination of employment or service all unvested equity awards will terminate and vested stock options must be exercised within certain limited time periods after the date of termination. If the individual’s employment or service is terminated for cause (as defined in the award or other applicable agreement), all stock options, whether vested or unvested, will terminate immediately.

The Compensation Committee may provide for accelerated vesting of an award upon, or as a result of events following, a change of control. This may be done in the award agreement or in connection with the change of control. In the event of a change of control, the Compensation Committee may also cause an award to be canceled in exchange for a cash payment to the participant or cause an award to be assumed by a successor corporation.

Our forms of award agreements under the 2012 Equity Plan provide as follows:

•	Restricted stock and restricted stock units awards to our directors become fully vested upon a change of control

•	Restricted stock awards for our employees and consultants provide that upon a change of control (a) restricted stock that remains outstanding or is exchanged or converted into securities of the acquiring or successor entity will continue to vest in accordance with the terms set forth in the award agreement and (b) if the restricted stock will be canceled in exchange for cash consideration, (x) in the case of awards held by our executive officers at the time of such change of control, the restricted stock will instead be converted into a right to receive such cash consideration upon satisfaction of the vesting and other terms and conditions of the award agreement in effect immediately prior to the change of control and (y) in the case of other award recipients, the award will fully vest and be exchanged for the cash consideration at the time of the change of control

•	PSU awards provide that if the award recipient’s employment or other service status with us terminates, the award will terminate as to any units that are unvested at the time of such termination, unless (a) such termination is due to death or disability, in which case a pro rata portion of the award shall vest based on the portion of the performance period for which service was provided, or (b) the termination occurs before the vesting date but after the end of the performance period and is other than for cause (as defined in the agreement), in which case the applicable number of units will vest for that performance period as if such termination had not occurred

In addition, as described above under “—Change in Control Plan,” in the event of a qualifying termination within the 24 months following a change in control, each of our named executive officers will be entitled to accelerated vesting of all outstanding equity awards.

Stock Options: Ms. Smith

Pursuant to the terms of Ms. Smith’s option agreement date November 16, 2009, the vested stock options will remain outstanding for a period ranging from 90 days to three years in the case of a termination of Ms. Smith’s employment, depending on the type of option and the nature of the termination, except that all options will be forfeited on a termination for Cause.

Restrictive Covenants

Each of the named executive officers is subject to non-competition and other restrictive covenants under his or her employment agreement or offer of employment. Based on the terms of their agreements, each named executive officer has agreed not to compete with us during his or her employment and for a specified period of time following a termination of employment for any reason (Ms. Smith, and Messrs. Deno and Smith for a period of 24 months; and Messrs. Herlihy and Judge generally for a period of 12 months), except if Mr. Judge voluntarily resigns within six months from the date of a change in the Chief Executive Officer position, then Mr. Judge does not have a restrictive covenant. Each named executive officer’s continued compliance with this non-competition covenant is a condition to our obligation to pay the severance amounts due under his or her employment agreement or offer of employment.

Executive Benefits and Payments Upon Separation

The table below reflects the amount of compensation payable under the arrangements described above to the individuals serving as named executive officers, following a termination of employment (i) by us without Cause or by the executive for Good Reason without a change in control, (ii) by us without Cause or by the executive for Good Reason, following a change in control assuming that such termination constitutes a qualifying termination under the Change in Control Plan, (iii) by the executive voluntarily, (iv) as a result of disability or (v) as a result of death, in each case, assuming that such termination of employment occurred on December 28, 2014.

No payments or benefits are due to the named executive officers following a termination of employment for Cause. The table assumes that the change in control transaction resulted in per share consideration of $23.75, which was the closing price per share of our common stock on the NASDAQ Global Select Market on December 26, 2014, last market day of our fiscal year. The actual amounts to be paid upon a termination of employment or a change in control can only be determined at the time of such executive’s separation from us, or upon the occurrence of a change in control (if any).

NAMED EXECUTIVE OFFICER	EXECUTIVE PAYMENTS AND BENEFITS UPON SEPARATION (1)	INVOLUNTARY TERMINATION WITHOUT CAUSE OR TERMINATION BY EXECUTIVE FOR GOOD REASON WITHOUT CHANGE IN CONTROL ($)	INVOLUNTARY TERMINATION WITHOUT CAUSE OR TERMINATION BY EXECUTIVE FOR GOOD REASON WITH CHANGE IN CONTROL ($)	VOLUNTARY TERMINATION ($)	DISABILITY ($)	DEATH ($)
Elizabeth A. Smith	Severance	3,500,000	5,000,000	—	—	—
	Equity Awards (2)	66,627,600	71,703,961	66,627,600	66,627,600	66,627,600
	Health and Welfare Benefits	—	18,297	—	—	—

	Total	70,127,600	76,722,258	66,627,600	66,627,600	66,627,600

David J. Deno	Severance	650,000	1,803,750	—	—	—
	Equity Awards (2)	1,582,370	5,422,979	1,582,370	1,582,370	1,582,370
	Health and Welfare Benefits	—	13,573	—	—	—

	Total	2,232,370	7,240,302	1,582,370	1,582,370	1,582,370

Donagh M. Herlihy	Severance (3)	540,000	1,498,500	—	—	—
	Equity Awards (2)	—	2,595,000	—	—	—
	Health and Welfare Benefits	—	18,381	—	—	—

	Total	540,000	4,111,881	—	—	—

Stephen K. Judge	Severance (3)	540,000	1,498,500	—	—	—
	Equity Awards (2)	376,500	2,381,164	376,500	376,500	376,500
	Health and Welfare Benefits	—	18,585	—	—	—

	Total	916,500	3,898,249	376,500	376,500	376,500

Jeffrey S. Smith	Severance (3)	575,000	1,595,625	—	—	—
	Equity Awards (2)	4,795,410	6,328,258	4,795,410	4,795,410	4,795,410
	Health and Welfare Benefits	—	18,585	—	—	—

	Total	5,370,410	7,942,468	4,795,410	4,795,410	4,795,410

(1)	Amounts in the table do not include amounts for accrued but unpaid base salary, annual bonus or other expenses.
(2)	Amounts represent intrinsic value of vested in-the-money stock options since the fair market value of a share of our common stock, as of December 26, 2014, was greater than the exercise price of the stock options held by the named executive officers. Certain stock option grants were out-of-the-money as of the fiscal year end and are included above with a value of $0.
(3)	Severance for Messrs. Herlihy, Judge and Smith (base salary in effect at termination) is only payable upon termination of employment by us without cause (as defined in their offer of employment or employment agreement).

Director Compensation

The Compensation Committee recommended and our Board of Directors determined that directors who are not our employees, Founders or associated with our Sponsors receive the following compensation for their service on our Board of Directors:

•	Annual retainer of $90,000

•	Additional annual retainer of $20,000 for serving as chair and $10,000 for serving as a member (other than the chair) of the Audit Committee

•	Additional annual retainer of $15,000 for serving as chair and $7,500 for serving as a member (other than the chair) of the Compensation Committee

•	Additional annual retainer of $10,000 for serving as chair and $5,000 for serving as a member (other than the chair) of the Nominating and Corporate Governance Committee

•	Annual grant of restricted stock units under the Bloomin’ Brands 2012 Incentive Award Plan (the “2012 Equity Plan”) having a fair market value of $100,000 on the date of our annual meeting of stockholders, vesting as to one-third of the shares subject to the grant immediately prior to our annual meeting of stockholders each year thereafter

If a director is elected at any time other than at our annual meeting of stockholders, such director will receive an initial grant of restricted stock units (and in 2012 and 2013, shares of restricted stock) under the 2012 Equity Plan having a fair market value of $100,000 on the date of the first Board of Directors meeting that such director attends, pro rated for the number of months from the month of the director’s election to the Board of Directors until the month of our next annual meeting of stockholders, vesting as to one-third of the shares subject to the grant immediately prior to our annual meeting of stockholders each year thereafter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Securities

The following table describes the beneficial ownership of Bloomin’ Brands, Inc. common stock as of February 18, 2015 (except as noted) by each person known to us to beneficially own more than 5% of Bloomin’ Brands, Inc.’s common stock, each director, and each named executive officer listed in the “Summary Compensation Table,” and all current directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options and restricted stock units beneficially owned by that person that are exercisable within 60 days following February 18, 2015. The beneficial ownership percentages reflected in the table below are based on 126,386,965 shares of our common stock outstanding as of February 18, 2015.

Except as described under “Certain Relationships and Related Party Transactions” in Item 13 of this Annual Report on Form 10-K, or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the shares of common stock listed as being owned by them. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o Bloomin’ Brands, Inc., 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (COMMON STOCK)
Beneficial owners of 5% or more of our common stock:
Bain Capital Entities (1)	18,307,782	14.49%
Directors and Named Executive Officers:
Andrew B. Balson	—	*
James R. Craigie (2)	4,763	*
David J. Deno (3)	227,450	*
David R. Fitzjohn (2)	253	*
Mindy Grossman (2)	14,857	*
Donagh M. Herlihy (4)	—	*
David Humphrey (5)	—	*
Stephen K. Judge (6)	157,339	*
Tara Walpert Levy (2)	3,359	*
John J. Mahoney (2)	11,439	*
Elizabeth A. Smith (7)	3,984,420	3.06%
Jeffrey S. Smith (8)	338,760	*
Chris T. Sullivan (9)	2,407,195	1.90%
All current directors and executive officers as a group (10)	8,013,564	6.09%

*	Indicates less than one percent of common stock.
(1)	Based on information contained in a Schedule 13G filed on February 17, 2015. The shares included in the table consist of: (i) 14,109,750 shares of common stock held by Bain Capital (OSI) IX, L.P., whose general partner is Bain Capital Partners IX, L.P. (“BCP IX”); (ii) 3,996,022 shares of common stock held by Bain Capital (OSI) IX Coinvestment, L.P., whose general partner is BCP IX; (iii) 166,541 shares of common stock held by Bain Capital Integral Investors 2006, LLC, whose administrative member is Bain Capital Investors, LLC (“BCI”); (iv) 33,170 shares of common stock held by BCIP TCV, LLC, whose administrative member is BCI; and (v) 2,299 shares of common stock held by BCIP Associates-G, whose managing partner is BCI. BCI is also the general partner of BCP IX. By virtue of the relationships described in this footnote, BCI may be deemed to share beneficial ownership of the shares held by each of Bain Capital (OSI) IX, L.P., Bain Capital (OSI) IX Coinvestment, L.P., Bain Capital Integral Investors 2006, LLC, BCIP TCV, LLC and BCIP Associates-G (collectively, the “Bain Capital Entities”). The governance, investment strategy and decision-making process with respect to investments held by the Bain Capital Entities is directed by BCI’s Global Private Equity Board (“GPEB”), which is comprised of the following individuals: Steven Barnes, Joshua Bekenstein, John Connaughton, Stephen Pagliuca, Michel Plantevin, Dwight Poler and Jonathan Zhu. Because of the relationships described in this footnote, GPEB may be deemed to exercise voting and dispositive power with respect to the shares held by the Bain Capital Entities. Each of the members of GPEB disclaims beneficial ownership of such shares to the extent attributed to such member solely by virtue of serving on GPEB. Each of the Bain Capital Entities has an address c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.

(2)	Includes the following number of shares of unvested restricted stock Ms. Grossman, 4,259 shares; Ms. Levy, 2,240 shares and Mr. Mahoney, 5,341 shares. Does not include the following number of restricted stock units that will not vest within 60 days of February 18, 2015: Mr. Craigie, 6,207; Mr. Fitzjohn, 5,483; Ms. Grossman, 4,760; Ms. Levy, 4,760 shares and Mr. Mahoney, 4,760 shares.
(3)	Includes 14,700 shares subject to stock options with an exercise price of $25.32 per share, 36,274 shares with an exercise price of $17.40 and 160,000 shares with an exercise price of $14.58 per share that Mr. Deno has the right to acquire within 60 days of February 18, 2015. Does not include 320,377 shares subject to stock options and 38,718 shares subject to performance share units that are not exercisable within 60 days of February 18, 2015.
(4)	Does not include 250,000 shares subject to stock options and 50,000 restricted stock units that are not exercisable within 60 days of February 18, 2015.
(5)	Does not include shares of common stock held by the Bain Capital Entities. Mr. Humphrey is a Managing Director and serves on the investment committee of BCI. As a result, and by virtue of the relationships described in footnote (1) above, Mr. Humphrey may be deemed to share beneficial ownership of the shares held by the Bain Capital Entities. Mr. Humphrey disclaims beneficial ownership of such shares. The address for Mr. Humphrey is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.
(6)	Includes 6,082 shares subject to stock options with an exercise price of $25.32 per share and 150,000 shares with an exercise price of $18.73 that Mr. Judge has the right to acquire within 60 days of February 18, 2015. Does not include 168,249 shares subject to stock options and 8,887 shares subject to performance share units that are not exercisable within 60 days of February 18, 2015.
(7)	Includes 44,485 shares subject to stock options with an exercise price of $25.32 per share, 3,600,000 shares with an exercise price of $6.50 per share and 330,000 shares subject to stock options with an exercise price of $10.03 per share that Ms. Smith has the right to acquire within 60 days of February 18, 2015. Does not include 353,455 shares subject to stock options and 64,989 shares subject to performance share units that are not exercisable within 60 days of February 18, 2015.
(8)	Includes 7,289 shares subject to stock options with an exercise price of $25.32 per share, 21,704 shares subject to stock options with an exercise price of $17.40 per share and 274,000 shares subject to stock options with an exercise price of $6.50 per share that Mr. Smith has the right to acquire within 60 days of February 18, 2015. Does not include 43,573 shares subject to stock options, 18,750 shares subject to restricted stock and 39,716 shares subject to performance share units that are not exercisable within 60 days of February 18, 2015.
(9)	Includes 2,007,899 shares owned by CTS Equities, Limited Partnership, an investment partnership (“CTSLP”). Mr. Sullivan is a limited partner of CTSLP and the sole member of CTS Equities, LLC, the sole general partner of CTSLP. Also includes 399,296 shares held by a charitable foundation for which Mr. Sullivan serves as trustee. The shares held by CTSLP are pledged to Fifth Third Bank to secure debt of approximately $18 million.
(10)	Includes a total of 5,175,080 shares subject to stock options and 2,500 shares subject to restricted stock that our current directors and executive officers have the right to acquire within 60 days of February 18, 2015. Does not include a total of 1,572,691 shares subject to stock options, 33,090 shares subject to restricted stock, 140,970 subject to restricted stock units and 192,438 shares subject to performance share units that our current directors and executive officers do not have the right to acquire within 60 days of February 18, 2015.

The information relating to securities authorized for issuance under equity compensation plans is included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors has adopted a written Code of Business Conduct and Ethics that applies to our directors, officers, and employees, including our executive officers. The Code of Business Conduct and Ethics requires disclosure to the Chief Legal Officer or the Audit Committee, as applicable, the material terms of any related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction. The Chief Legal Officer or the Audit Committee must advise the Board of Directors of the related person transaction and any requirement for disclosure in our applicable filings under the Securities Act or the Exchange Act and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with such acts and related rules.

The transactions below were reviewed under our Code of Business Conduct and Ethics or, with respect to transactions prior to our IPO, under a similar written code of business conduct and ethics of OSI.

Arrangements With Our Sponsors and Founders

Stockholders Agreement

On April 29, 2014, we terminated our prior stockholders agreement with our Sponsors and Founders and entered into a new Stockholders Agreement with the Bain Funds. Pursuant to the Stockholders Agreement, as long as the Bain Funds beneficially own at least 3% of our outstanding common stock, they will have the right to designate two nominees for election to our Board of Directors, with each nominee to serve in a separate class. The Bain Funds are also entitled to have one of their nominees serve on each committee of our Board of Directors, other than the Audit Committee, subject to applicable law and NASDAQ rules. The Bain Funds’ rights to designate nominees will terminate once they own less than 3% of our outstanding common stock.

Registration Rights Agreement

On April 29, 2014, we terminated our prior registration rights agreement with our Sponsors and Founders and certain other stockholders and entered into a new registration rights agreement with Bain Funds, certain entities associated with, and family members of, Chris T. Sullivan, one of our Founders and a director, and Elizabeth A. Smith, our Chairman and Chief Executive Officer (the “Registration Rights Agreement”). The Registration Rights Agreement provides the Bain Funds and the other stockholders that are parties thereto with certain demand and “piggyback” registration rights. We are required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares by the Bain Funds or other stockholders pursuant to the Registration Rights Agreement. The Registration Rights Agreement also contains customary terms and conditions related to various matters, including registration procedures, lock-up agreements and permitted transfers and indemnification and contribution.

Lease Payments

In 2014, MVP LRS, LLC (“MVP”), an entity owned primarily by our Founders, including Chris T. Sullivan, who is one of our directors, paid us approximately $0.5 million in lease payments. These leases were originally for two restaurants in the Lee Roy Selmon’s concept, which was purchased from us in 2008. In 2014, MVP converted one of the Lee Roy Selmon’s restaurants to a Glory Days restaurant and we entered into a new lease with MVP for the Glory Days restaurant. We also guarantee lease payments by MVP under two leases with third parties.

Tabletop Point of Sale Services

In 2014, we evaluated tabletop point of sale products and services provided by Menupad, Inc. (“Menupad”), and Positronics Technologies, Inc. (“Positronics”). Both of these companies are owned, in part, by Chris Sullivan, one of our Founders and a director, or by entities he owns or controls. In 2014, we did not make any payments to Menupad, and we paid Positronics $20,120.

We intend to continue evaluating the services provided by both companies throughout 2015, as well as competing products and services provided by other companies.

Other Arrangements

Director and Executive Officer Investments and Employment Arrangements

Jeffrey S. Smith, our Executive Vice President and President of Outback Steakhouse, has made investments in the aggregate amount of approximately $0.5 million in 11 Outback Steakhouse restaurants, 13 Carrabba’s Italian Grill restaurants and 14 Bonefish Grill restaurants (one of which is a franchise restaurant). In 2014, we purchased the ownership interests in 3 of those Bonefish Grill restaurants, including the one franchise. As a result of these purchases, Mr. Smith received a total of $34,504 for his ownership interests. Mr. Smith received distributions of approximately $0.1 million in the year ended December 28, 2014 from his ownership interests in the other 35 restaurants.

Director Independence

Under our Corporate Governance Guidelines, an “independent” director is one who meets the qualification requirements for being independent under applicable laws and the corporate governance listing standards of NASDAQ. The Nominating and Corporate Governance Committee evaluates the relationships of each director and director nominee and makes a recommendation to the Board of Directors as to whether to make an affirmative determination that such director or director nominee is independent. Upon recommendation of the Nominating and Corporate Governance Committee, the Board of Directors has affirmatively determined that (a) Messrs. Craigie, Fitzjohn, and Mahoney and Mses. Grossman and Levy are independent under the criteria established by NASDAQ for director independence (b) Messrs. Craigie and Mahoney and Ms. Levy are independent under the criteria established by NASDAQ for audit committee membership and (c) Mr. Fitzjohn and Ms. Grossman are independent under the criteria established by NASDAQ for compensation committee membership.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 28, 2014 and December 31, 2013:

FEE CATEGORY	2014	2013
Audit Fees	$3,200,000	$2,998,000
Audit-Related Fees	190,000	472,000
Tax Fees	53,000	68,000
All Other Fees	5,000	6,000

Total Fees	$3,448,000	$3,544,000

Audit Fees. The aggregate fees (inclusive of out-of-pocket expenses) billed by PricewaterhouseCoopers LLP were for professional services rendered for the audits of our consolidated and subsidiary financial statements and services that are normally provided by the independent registered certified public accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 28, 2014 and December 31, 2013, including audited consolidated financial statements presented in our Annual Reports on Form 10-K and incorporated by reference into our registration statement on Form S-3 filed with the SEC, and the review of the financial statements presented in our Quarterly Reports on Form 10-Q. In addition, services rendered in 2014 and 2013 included delivery of comfort letters, consents and review of documents in connection with secondary offerings of our common stock completed in May 2013, March 2014 and November 2014.

Audit-Related Fees. The aggregate fees (inclusive of out-of-pocket expenses) billed by PricewaterhouseCoopers LLP were for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services comprised controls and compliance reviews in connection with the implementation of certain financial systems during the fiscal years ended December 28, 2014 and December 31, 2013.

Tax Fees. The aggregate fees (inclusive of out-of-pocket expenses) billed by PricewaterhouseCoopers LLP were for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding foreign jurisdiction tax compliance and planning for the fiscal years ended December 28, 2014 and December 31, 2013.

All Other Fees. The aggregate fees billed by PricewaterhouseCoopers LLP were for products and services other than the services reported above. These services included annual subscription licenses for an accounting research tool, which we license from PricewaterhouseCoopers LLP, and continuing professional education seminars hosted by PricewaterhouseCoopers LLP for the fiscal years ended December 28, 2014 and December 31, 2013.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Certified Public Accounting Firm

The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services (including the fees and terms thereof) provided by our independent registered certified public accounting firm. The policy provides for the general pre-approval of specific types of services within specific cost limits for each such service on an annual basis. The policy requires specific pre-approval of all other permitted services. The Chairman of the Audit Committee has the authority to address any requests for pre-approval of services between Audit Committee meetings, and the Chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

•	Consolidated Balance Sheets—December 28, 2014 and December 31, 2013

•	Consolidated Statements of Operations and Comprehensive Income – Fiscal years 2014, 2013, and 2012

•	Consolidated Statements of Changes in Stockholders’ Equity – Fiscal years 2014, 2013, and 2012

•	Consolidated Statements of Cash Flows – Fiscal years 2014, 2013, and 2012

•	Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Report.

(a)(3) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE
2.1	Quota Purchase and Sale Agreement dated October 31, 2013 and effective November 1, 2013, by and between Bloomin’ Brands, Inc., Outback Steakhouse Restaurantes Brasil S.A. (formerly known as Bloom Holdco Participações Ltda.), PGS Participações Ltda., the equity holders of PGS Participações Ltda., PGS Consultoria e Serviços Ltda., and Bloom Participações Ltda.[1]	December 31, 2013 Form 10-K, Exhibit 2.1

3.1	Second Amended and Restated Certificate of Incorporation of Bloomin’ Brands, Inc.	Registration Statement on Form S-8, File No. 333-183270, filed on August 13, 2012, Exhibit 4.1

3.2	Second Amended and Restated Bylaws of Bloomin’ Brands, Inc.	Registration Statement on Form S-8, File No. 333-183270, filed on August 13, 2012, Exhibit 4.2

4.1	Form of Common Stock Certificate	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 4.1

10.1	Credit Agreement dated October 26, 2012 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Lenders and Deutsche Bank Trust Company Americas, as administrative agent for the Lenders[1]	September 30, 2012 Form 10-Q, Exhibit 10.1

10.2	First Amendment to Credit Agreement, Guaranty and Security Agreement dated as of April 10, 2013 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Subsidiary Guarantors, the Lenders and Deutsche Bank Trust Company Americas, as administrative agent for the Lenders	March 31, 2013 Form 10-Q, Exhibit 10.1

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.3	Second Amendment to Credit Agreement dated as of January 3, 2014 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Subsidiary Guarantors and Deutsche Bank Trust Company Americas, as administrative agent	December 31, 2013 Form 10-K, Exhibit 10.3

10.4	Third Amendment to Credit Agreement dated as of May 16, 2014 among OSI Restaurant Partners, LLC, OSI HoldCo, Inc., the Subsidiary Guarantors, Deutsche Bank Trust Company Americas, as administrative agent, collateral agent, L/C issuer, swing line lender and assigning Lender, Deutsche Bang AG New York Branch, as assignee and Wells Fargo Bank, National Association, as successor administrative agent	June 29, 2014 Form 10-Q, Exhibit 10.5

10.5	Loan and Security Agreement, dated March 27, 2012, between New Private Restaurant Properties, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively as lender[1]	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.10

10.6	First Amendment to Loan and Security Agreement, dated effective January 1, 2014, by and among New Private Restaurant Properties, LLC, as borrower, OSI HoldCo I, Inc., as guarantor and Wells Fargo Bank, N.A., as trustee for the registered holders of BAMLL-DB 2012-OSI Trust, Commercial Mortgage Pass-Through Certificates, Series 2012-OSI, as lender	December 31, 2013 Form 10-K, Exhibit 10.5

10.7	Mezzanine Loan and Security Agreement (First Mezzanine), dated March 27, 2012, between New PRP Mezz 1, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively as lender	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.11

10.8	First Amendment to Mezzanine Loan and Security Agreement (First Mezzanine), dated as of January 3, 2014, between New PRP Mezz 1, LLC, as borrower, OSI HoldCo I, Inc., as guarantor, and Athene Annuity & Life Assurance Company, Thornburg Strategic Income Fund, Thornburg Investment Income Builder Fund and Newcastle CDO IX, 1 Limited, collectively as lender	December 31, 2013 Form 10-K, Exhibit 10.7

10.9	Mezzanine Loan and Security Agreement (Second Mezzanine), dated March 27, 2012, between New PRP Mezz 2, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively, as lender	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.12

10.10	First Amendment to Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of January 3, 2014, between New PRP Mezz 2, LLC, as borrower, OSI HoldCo I, Inc., as guarantor, and Annaly CRE Holdings LLC, as lender	December 31, 2013 Form 10-K, Exhibit 10.9

10.11	Environmental Indemnity, dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.13

10.12	Environmental Indemnity, dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.14

10.13	Environmental Indemnity, dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.15

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.14	Environmental Indemnity (First Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.16

10.15	Environmental Indemnity (First Mezzanine), dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.17

10.16	Environmental Indemnity (First Mezzanine), dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.18

10.17	Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.19

10.18	Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.20

10.19	Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.21

10.20	Guaranty of Recourse Obligations, dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.22

10.21	Guaranty of Recourse Obligations (First Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.23

10.22	Guaranty of Recourse Obligations (Second Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.24

10.23	Amended and Restated Guaranty, dated March 27, 2012, by OSI Restaurant Partners, LLC to and for the benefit of New Private Restaurant Properties, LLC	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.27

10.24	Subordination, Non-Disturbance and Attornment Agreement (New Private Restaurant Properties, LLC), dated March 27, 2012, by and between Bank of America, N.A., German American Capital Corporation, Private Restaurant Master Lessee, LLC and New Private Restaurant Properties, LLC, with the acknowledgement, consent and limited agreement of OSI Restaurant Partners, LLC	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.25

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.25	Royalty Agreement dated April 1995 among Carrabba’s Italian Grill, Inc., Outback Steakhouse, Inc., Mangia Beve, Inc., Carrabba, Inc., Carrabba Woodway, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr., as amended by First Amendment to Royalty Agreement dated January 1997 and Second Amendment to Royalty Agreement made and entered into effective April 7, 2010 by and among Carrabba’s Italian Grill, LLC, OSI Restaurant Partners, LLC, Mangia Beve, Inc., Mangia Beve II, Inc., Original, Inc., Voss, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.6

10.26	Third Amendment to Royalty Agreement made and entered into effective June 1, 2014, by and among Carrabba’s Italian Grill, LLC, OSI Restaurant Partners, LLC, Mangia Beve, Inc., Mangia Beve II, Inc., Original, Inc., Voss, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr.	June 29, 2014 Form 10-Q, Exhibit 10.6

10.27	Amended and Restated Operating Agreement for OSI/Fleming’s, LLC made as of June 4, 2010 by and among OS Prime, LLC, a wholly-owned subsidiary of OSI Restaurant Partners, LLC, FPSH Limited Partnership and AWA III Steakhouses, Inc.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.8

10.28	Amended and Restated Master Lease Agreement, dated March 27, 2012, between New Private Restaurant Properties, LLC, as landlord, and Private Restaurant Master Lessee, LLC, as tenant[1]	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.26

10.29	Lease, dated June 14, 2007, between OS Southern, LLC and Selmon’s/Florida-I, Limited Partnership (predecessor to MVP LRS, LLC), as amended May 27, 2010	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.52

10.30	Lease, dated January 21, 2014, between OS Southern, LLC and MVP LRS, LLC	December 31, 2013 Form 10-K, Exhibit 10.28

10.31*	Employee Rollover Agreement for conversion of OSI Restaurant Partners, Inc. restricted stock to Kangaroo Holdings, Inc. restricted stock entered into by the individuals listed on Schedule 1 thereto	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.4

10.32*	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.46

10.33*	Kangaroo Holdings, Inc. 2007 Equity Incentive Plan, as amended	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.1

10.34*	Form of Option Agreement for Options under the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.42

10.35*	Bloomin’ Brands, Inc. 2012 Incentive Award Plan	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.2

10.36*	Form of Nonqualified Stock Option Award Agreement for options granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.2

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.37*	Form of Restricted Stock Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.3

10.38*	Form of Restricted Stock Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.4

10.39*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.1

10.40*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.2

10.41*	Form of Performance Unit Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.5

10.42*	Form of Bloomin’ Brands, Inc. Indemnification Agreement by and between Bloomin’ Brands, Inc. and each member of its Board of Directors and each of its executive officers	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.39

10.43*	Bloomin’ Brands, Inc. Executive Change in Control Plan, effective December 6, 2012	December 7, 2012 Form 8-K, Exhibit 10.1

10.44*	Amended and Restated Employment Agreement made and entered into September 4, 2012 by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	June 30, 2012 Form 10-Q, Exhibit 10.1

10.45*	Option Agreement, dated November 16, 2009, by and between Kangaroo Holdings, Inc. and Elizabeth A. Smith, as amended December 31, 2009	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.40

10.46*	Option Agreement, dated July 1, 2011, by and between Kangaroo Holdings, Inc. and Elizabeth A. Smith	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.41

10.47*	Officer Employment Agreement, made and entered into effective May 7, 2012, by and among David Deno and OSI Restaurant Partners, LLC	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.53

10.48*	Amendment, dated July 16, 2014, to the Officer Employment Agreement, made and entered into effective May 7, 2012, by and among David Deno and OSI Restaurant Partners, LLC	June 29, 2014 Form 10-Q, Exhibit 10.7

10.49*	Officer Employment Agreement dated January 23, 2008 and effective April 12, 2007 by and among Jeffrey S. Smith and Outback Steakhouse of Florida, LLC, as amended on January 1, 2009 and January 1, 2012	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.32

10.50*	Amended and Restated Employment Agreement dated June 14, 2007, between Joseph J. Kadow and OSI Restaurant Partners, LLC, as amended on January 1, 2009, June 12, 2009, December 30, 2010 and December 16, 2011	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.29

10.51*	Split-Dollar Agreement dated August 12, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Joseph J. Kadow	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.48

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.52*	Officer Employment Agreement made and entered into August 16, 2010 by and among David A. Pace and OSI Restaurant Partners, LLC	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.37

10.53*	Amendment, dated July 30, 2014, to the Officer Employment Agreement made and entered into August 16, 2010 by and among David A. Pace and OSI Restaurant Partners, LLC	June 29, 2014 Form 10-Q, Exhibit 10.8

10.54*	Employment Offer Letter Agreement, dated as of November 27, 2012, between Bloomin’ Brands, Inc. and Stephen K. Judge	December 31, 2012 Form 10-K, Exhibit 10.52

10.55*	Officer Employment Agreement, made and entered into effective August 7, 2013, by and among Amanda L. Shaw and Bloomin’ Brands, Inc. and OS Management, Inc.	December 31, 2013 Form 10-K, Exhibit 10.54

10.56*	Amendment, dated September 16, 2014, to the Officer Employment Agreement made and entered into August 7, 2013 and effective for all purposes as of August 16, 2010 by and among Amanda L. Shaw and Bloomin’ Brands, Inc.	September 28, 2014 Form 10-Q, Exhibit 10.2

10.57*	Employment Offer Letter Agreement, dated as of November 1, 2013, between Bloomin’ Brands, Inc. and Patrick Murtha	December 31, 2013 Form 10-K, Exhibit 10.55

10.58*	Employment Offer Letter Agreement, dated as of July 30, 2014, between Bloomin’ Brands, Inc. and Donagh Herlihy	Previously filed.

10.59	Registration Rights Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.3

10.60	Stockholders Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.4

21.1	List of Subsidiaries	Previously filed.

23.1	Consent of PricewaterhouseCoopers LLP	Previously filed.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]	Previously filed.

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]	Previously filed.

101.INS	XBRL Instance Document	Previously filed.

101.SCH	XBRL Taxonomy Extension Schema Document	Previously filed.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously filed.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit
[1]	Confidential treatment has been granted with respect to portions of Exhibits 2.1, 10.1, 10.5 and 10.28 and such portions have been filed separately with the Securities and Exchange Commission.
[2]	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2015	Bloomin’ Brands, Inc.

	By:	/s/ Elizabeth A. Smith
Elizabeth A. Smith
Chief Executive Officer (Principal Executive Officer)