Form 10-Q
period 2015-03-29
Bloomin' Brands, Inc.
filed 2015-05-05
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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

As of April 30, 2015, 123,969,839 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 29, 2015
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	MARCH 29,	DECEMBER 28,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$135,648	$165,744
Current portion of restricted cash and cash equivalents	6,061	6,829
Inventories	73,246	80,817
Deferred income tax assets	124,626	123,866
Assets held for sale	4,416	16,667
Other current assets, net	140,338	206,628
Total current assets	484,335	600,551
Restricted cash	25,244	25,451
Property, fixtures and equipment, net	1,621,955	1,629,311
Goodwill	329,804	341,540
Intangible assets, net	574,508	585,432
Deferred income tax assets	6,540	6,038
Other assets, net	156,258	155,963
Total assets	$3,198,644	$3,344,286

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	MARCH 29,	DECEMBER 28,
	2015	2014
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$207,149	$191,207
Accrued and other current liabilities	222,517	237,844
Current portion of partner deposits and accrued partner obligations	8,189	8,399
Unearned revenue	272,117	376,696
Current portion of long-term debt, net	25,491	25,964
Total current liabilities	735,463	840,110
Partner deposits and accrued partner obligations	63,036	69,766
Deferred rent	130,126	121,819
Deferred income tax liabilities	177,898	181,125
Long-term debt, net	1,285,819	1,289,879
Other long-term liabilities, net	262,386	260,405
Total liabilities	2,654,728	2,763,104
Commitments and contingencies (Note 13)
Mezzanine Equity
Redeemable noncontrolling interests	25,069	24,733
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of March 29, 2015 and December 28, 2014	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 123,772,109 and 125,949,870 shares issued and outstanding as of March 29, 2015 and December 28, 2014, respectively	1,238	1,259
Additional paid-in capital	1,087,315	1,085,627
Accumulated deficit	(484,612)	(474,994)
Accumulated other comprehensive loss	(90,016)	(60,542)
Total Bloomin’ Brands stockholders’ equity	513,925	551,350
Noncontrolling interests	4,922	5,099
Total stockholders’ equity	518,847	556,449
Total liabilities, mezzanine equity and stockholders’ equity	$3,198,644	$3,344,286

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 29, 2015	MARCH 30, 2014
Revenues
Restaurant sales	$1,194,810	$1,150,525
Other revenues	7,249	7,334
Total revenues	1,202,059	1,157,859
Costs and expenses
Cost of sales	387,468	373,614
Labor and other related	323,986	311,418
Other restaurant operating	264,038	256,518
Depreciation and amortization	46,486	46,165
General and administrative	73,247	74,054
Provision for impaired assets and restaurant closings	9,133	6,064
Total costs and expenses	1,104,358	1,067,833
Income from operations	97,701	90,026
Other expense, net	(1,147)	(164)
Interest expense, net	(13,198)	(16,598)
Income before provision for income taxes	83,356	73,264
Provision for income taxes	21,274	18,164
Net income	62,082	55,100
Less: net income attributable to noncontrolling interests	1,494	1,367
Net income attributable to Bloomin’ Brands	$60,588	$53,733

Net income	$62,082	$55,100
Other comprehensive income:
Foreign currency translation adjustment	(25,462)	(5,365)
Unrealized losses on derivatives, net of tax	(4,012)	—
Comprehensive income	32,608	49,735
Less: comprehensive income attributable to noncontrolling interests	1,494	1,367
Comprehensive income attributable to Bloomin’ Brands	$31,114	$48,368

Earnings per share:
Basic	$0.48	$0.43
Diluted	$0.47	$0.42
Weighted average common shares outstanding:
Basic	125,302	124,542
Diluted	128,759	127,851

Cash dividends declared per common share	$0.06	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 28, 2014	125,950	$1,259	$1,085,627	$(474,994)	$(60,542)	$5,099	$556,449
Net income	—	—	—	60,588	—	1,159	61,747
Other comprehensive loss, net of tax	—	—	—	—	(29,474)	—	(29,474)
Cash dividends declared, $0.06 per common share	—	—	(7,423)	—	—	—	(7,423)
Repurchase and retirement of common stock	(2,759)	(28)	—	(69,972)	—	—	(70,000)
Stock-based compensation	—	—	4,785	—	—	—	4,785
Excess tax benefit on stock-based compensation	—	—	1,127	—	—	—	1,127
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	581	7	3,199	(234)	—	—	2,972
Distributions to noncontrolling interests	—	—	—	—	—	(1,336)	(1,336)
Balance, March 29, 2015	123,772	$1,238	$1,087,315	$(484,612)	$(90,016)	$4,922	$518,847

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2013	124,784	$1,248	$1,068,705	$(565,154)	$(26,418)	$4,328	$482,709
Net income	—	—	—	53,733	—	1,250	54,983
Other comprehensive loss, net of tax	—	—	—	—	(5,365)	—	(5,365)
Stock-based compensation	—		3,641	—	—	—	3,641
Excess tax benefit on stock-based compensation	—	—	1,221	—	—	—	1,221
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	765	7	5,642	(481)	—	—	5,168
Purchase of limited partnership interests, net of tax of $6,197	—	—	(12,250)	—	—	1,236	(11,014)
Distributions to noncontrolling interests	—	—	—	—	—	(1,167)	(1,167)
Balance, March 30, 2014	125,549	$1,255	$1,066,959	$(511,902)	$(31,783)	$5,647	$530,176

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 29, 2015	MARCH 30, 2014
Cash flows provided by operating activities:
Net income	$62,082	$55,100
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,486	46,165
Amortization of deferred financing fees	751	848
Amortization of capitalized gift card sales commissions	9,356	8,792
Provision for impaired assets and restaurant closings	9,133	6,064
Accretion on debt discounts	557	568
Stock-based and other non-cash compensation expense	4,617	2,357
Deferred income tax expense (benefit)	210	(876)
Loss on disposal of property, fixtures and equipment	220	436
Gain on life insurance and restricted cash investments	(2,089)	(362)
Loss on disposal of business or subsidiary	1,151	—
Recognition of deferred gain on sale-leaseback transaction	(535)	(535)
Excess tax benefits from stock-based compensation	(1,127)	(1,221)
Change in assets and liabilities:
Decrease in inventories	6,235	13,788
Decrease (increase) in other current assets	54,387	(7,463)
Decrease in other assets	3,562	2,591
Increase in accounts payable and accrued and other current liabilities	1,829	11,957
Increase in deferred rent	7,999	2,080
Decrease in unearned revenue	(104,680)	(98,214)
Decrease in other long-term liabilities	(4,182)	(2,248)
Net cash provided by operating activities	95,962	39,827
Cash flows used in investing activities:
Purchases of life insurance policies	(2,103)	(520)
Proceeds received from life insurance policies	1,592	627
Proceeds from disposal of property, fixtures and equipment	647	105
Acquisition of business, net of cash acquired	—	(3,063)
Proceeds from sale of a business	7,798	—
Capital expenditures	(47,672)	(39,313)
Decrease in restricted cash	8,528	5,514
Increase in restricted cash	(8,268)	(5,105)
Net cash used in investing activities	$(39,478)	$(41,755)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 29, 2015	MARCH 30, 2014
Cash flows used in financing activities:
Repayments of long-term debt	$(21,104)	$(14,578)
Proceeds from borrowings on revolving credit facilities	131,000	—
Repayments of borrowings on revolving credit facilities	(115,000)	—
Proceeds from the exercise of stock options	3,954	5,974
Distributions to noncontrolling interests	(1,336)	(1,167)
Purchase of limited partnership interests	—	(17,211)
Repayments of partner deposits and accrued partner obligations	(6,000)	(7,388)
Repurchase of common stock	(70,234)	(481)
Excess tax benefits from stock-based compensation	1,127	1,221
Tax withholding on performance-based share units	(748)	(324)
Cash dividends paid on common stock	(7,423)	—
Net cash used in financing activities	(85,764)	(33,954)
Effect of exchange rate changes on cash and cash equivalents	(816)	(1,385)
Net decrease in cash and cash equivalents	(30,096)	(37,267)
Cash and cash equivalents as of the beginning of the period	165,744	209,871
Cash and cash equivalents as of the end of the period	$135,648	$172,604
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,352	$15,663
Cash paid for income taxes, net of refunds	5,597	10,622
Supplemental disclosures of non-cash investing and financing activities:
Change in acquisition of property, fixtures and equipment included in accounts payable or capital lease liabilities	(469)	851
Deferred tax effect of purchase of noncontrolling interests	—	6,197

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Description of the Business and Basis of Presentation

Description of the Business - The Company owns and operates casual, upscale casual and fine dining restaurants primarily in the United States. The Company’s restaurant portfolio has four concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements. In January 2015, the Company sold its Roy’s business.

Basis of Presentation - The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2014.

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period. These reclassifications had no effect on previously reported net income.

Recently Issued Financial Accounting Standards Not Yet Adopted - In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03: “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). ASU No. 2015-03 will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The update requires retrospective application and represents a change in accounting principle. ASU No. 2015-03 will be effective for the Company in fiscal year 2016, with early adoption permitted. The Company does not expect ASU No. 2015-03 to have a material impact on its financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15: “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”). ASU No. 2014-15 will explicitly require management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard is applicable for all entities and will be effective for the Company in fiscal year 2016. The Company does not expect ASU No. 2014-15 to have a material impact on its financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers” (“ASU No. 2014-09”). ASU No. 2014-09 provides a single source of guidance for revenue arising from contracts with customers and supersedes current revenue recognition standards. Under ASU No. 2014-09, revenue is recognized in an amount that reflects the consideration an entity expects to receive for the transfer of goods and services. ASU No. 2014-09 will be effective for the Company in fiscal year 2017 and is applied retrospectively to each period presented or as a cumulative effect adjustment at the date of adoption. The Company has not selected a transition method and is evaluating the impact this guidance will have on its financial position, results of operations and cash flows.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

2.    Impairments, Disposals and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015	MARCH 30, 2014
Impairment losses	$1,295	$92
Restaurant closure expenses	7,838	5,972
Provision for impaired assets and restaurant closings	$9,133	$6,064

Restaurant Closure Initiatives - During 2014, the Company decided to close 36 underperforming international locations, primarily in South Korea (the “International Restaurant Closure Initiative”). As of March 29, 2015, 35 of the 36 locations had been closed. In connection with the International Restaurant Closure Initiative, the Company incurred pre-tax restaurant and other closing costs of $6.4 million during the thirteen weeks ended March 29, 2015, which were recorded within the International segment.

The Company expects to incur additional charges of approximately $1.0 million to $2.0 million, including costs associated with lease obligations, employee terminations and other closure related obligations, through the third quarter of 2015. Future cash expenditures of $7.0 million to $10.0 million, primarily related to lease liabilities, are expected to occur through August 2022.

In the fourth quarter of 2013, the Company completed an assessment of its domestic restaurant base and decided to close 22 underperforming domestic locations (the “Domestic Restaurant Closure Initiative”). Pre-tax restaurant and other closing costs of $1.3 million and $4.9 million were incurred during the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively, in connection with the Domestic Restaurant Closure Initiative, which were recorded within the U.S. segment.

Following is a summary of restaurant closure initiative expenses recognized in the Consolidated Statement of Operations and Comprehensive Income (dollars in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME	THIRTEEN WEEKS ENDED
		MARCH 29, 2015	MARCH 30, 2014
Facility closure and other expenses	Provision for impaired assets and restaurant closings	$7,741	$5,972
Severance and other liabilities	General and administrative	1,327	1,035
Reversal of deferred rent liability	Other restaurant operating	(198)	(2,078)
		$8,870	$4,929

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the Domestic and International Restaurant Closure Initiatives, during the thirteen weeks ended March 29, 2015:

THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015
Beginning of the period	$11,000
Charges	8,220
Cash payments	(6,663)
Adjustments (1)	(479)
End of the period (2)	$12,078
________________

(1)	Adjustments to facility closure and other costs represent changes in sublease assumptions and the impact of lease settlements on the Company’s remaining lease obligations.

(2)	As of March 29, 2015, the Company had exit-related accruals of $4.3 million recorded in Accrued and other current liabilities and $7.8 million recorded in Other long-term liabilities, net.

Roy’s - On January 26, 2015, the Company sold its Roy’s business to United Ohana, LLC (the “Buyer”), for a purchase price of $10.0 million, less certain liabilities, and recorded a loss on sale of $1.1 million, which was recorded in Other expense, net, during the thirteen weeks ended March 29, 2015. Included in the sale agreement is a provision in which the Company will pay the buyer up to $5.0 million, if certain lease contingencies are not resolved prior to April 2018 and the Buyer is damaged. At the time of this report, the Company believes it is probable there are no liabilities to recognize as the lease contingencies are expected to be resolved pursuant to the sale agreement.

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

Following are the components of Roy’s included in the Consolidated Statements of Operations and Comprehensive Income during the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015	MARCH 30, 2014
Restaurant sales	$5,729	$18,929
(Loss) income before income taxes (1)	$(968)	$455
________________

(1)	Includes a loss on sale of $1.1 million during the thirteen weeks ended March 29, 2015.

3.    Earnings Per Share

The Company computes basic earnings per share based on the weighted average number of common shares that were outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of stock options, restricted stock, restricted stock units and performance-based share units, using the treasury stock method. Performance-based share units are considered dilutive when the related performance criterion has been met.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents the computation of basic and diluted earnings per share:

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 29, 2015	MARCH 30, 2014
Net income attributable to Bloomin’ Brands	$60,588	$53,733

Basic weighted average common shares outstanding	125,302	124,542

Effect of diluted securities:
Stock options	3,221	3,193
Nonvested restricted stock and restricted stock units	230	111
Nonvested performance-based share units	6	5
Diluted weighted average common shares outstanding	128,759	127,851

Basic earnings per share	$0.48	$0.43
Diluted earnings per share	$0.47	$0.42

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2015	MARCH 30, 2014
Stock options	2,122	1,917
Nonvested restricted stock and restricted stock units	61	220

4.    Stock-based Compensation

The Company recognized stock-based compensation expense as follows:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015	MARCH 30, 2014
Stock options	$2,427	$2,468
Restricted stock and restricted stock units	1,409	749
Performance-based share units	749	358
	$4,585	$3,575

During the thirteen weeks ended March 29, 2015, the Company made grants to its employees of 1.1 million stock options, 0.4 million time-based restricted stock units and 0.2 million performance-based share units.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows:

THIRTEEN WEEKS ENDED
MARCH 29, 2015
Assumptions:
Weighted-average risk-free interest rate (1)	1.66%
Dividend yield (2)	1.0%
Expected term (3)	6.3 years
Weighted-average volatility (4)	43.6%

Weighted-average grant date fair value per option	$10.20
________________

(1)	Risk-free rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the contractual life of the option.

(2)	Dividend yield is the level of dividends expected be paid on the Company’s common stock over the expected term of the option.

(3)
Expected term represents the period of time that the options are expected to be outstanding. The simplified method of estimating the expected term is used since the Company does not have significant historical exercise experience for its stock options.

(4)	Volatility for the thirteen weeks ended March 29, 2015 is based on the historical volatilities of the Company’s stock and the stock of comparable peer companies.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of March 29, 2015:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$31,549	3.1
Restricted stock and restricted stock units	$21,394	3.4
Performance-based share units	$3,347	0.9

5.    Other Current Assets, Net

Other current assets, net, consisted of the following:

	MARCH 29,	DECEMBER 28,
(dollars in thousands)	2015	2014
Prepaid expenses	$44,755	$30,260
Accounts receivable - vendors, net	29,314	27,340
Accounts receivable - franchisees, net	1,930	1,159
Accounts receivable - other, net	31,804	107,178
Other current assets, net	32,535	40,691
	$140,338	$206,628

6.    Goodwill

(dollars in thousands)	U.S. SEGMENT	INTERNATIONAL SEGMENT	CONSOLIDATED
Balance as of December 28, 2014	$172,711	$168,829	$341,540
Translation adjustments	—	(11,736)	(11,736)
Balance as of March 29, 2015	$172,711	$157,093	$329,804

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

7.    Long-term Debt, Net

Following is a summary of outstanding long-term debt:

	MARCH 29, 2015		DECEMBER 28, 2014
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$288,750	2.16%	$296,250	2.16%
Term loan B (2)	215,000	3.50%	225,000	3.50%
Revolving credit facility (1) (2) (3)	341,000	2.16%	325,000	2.16%
Total Senior Secured Credit Facility	844,750		846,250
2012 CMBS loan:
First mortgage loan (1)	297,649	4.09%	299,765	4.08%
First mezzanine loan	84,836	9.00%	85,127	9.00%
Second mezzanine loan	85,863	11.25%	86,067	11.25%
Total 2012 CMBS Loan	468,348		470,959
Capital lease obligations	545		634
Other long-term debt (4)	3,183	0.72% to 7.00%	4,073	0.52% to 7.00%
	$1,316,826		$1,321,916
Less: current portion of long-term debt, net	(25,491)		(25,964)
Less: unamortized debt discount	(5,516)		(6,073)
Long-term debt, net	$1,285,819		$1,289,879
________________

(1)	Represents the weighted-average interest rate for the respective period.

(2)
On March 31, 2015, the Company amended its credit agreement to effect an increase of its existing revolving credit facility in order to fully pay down its existing Term Loan B on April 2, 2015. See Note 15 - Subsequent Events for details regarding this amendment.

(3)	Includes $6.0 million of borrowings on the swing line loan sub-facilities at an interest rate of 4.25%.

(4)	Balance is comprised of sale-leaseback obligations and uncollateralized notes payable. Interest rates presented relate to the notes payable.

Fees on letters of credit and the daily unused availability under the revolving credit facility as of March 29, 2015 were 2.13% and 0.30%, respectively. As of March 29, 2015, $29.6 million of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing.

As of March 29, 2015 and December 28, 2014, the Company was in compliance with its debt covenants.

8.    Redeemable Noncontrolling Interests

THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015
Balance, beginning of period	$24,733
Net income attributable to Redeemable noncontrolling interests	336
Balance, end of period	$25,069

As of March 29, 2015, the Company allocated Net income attributable to noncontrolling interests and performed a measurement of the redemption amount for Redeemable noncontrolling interests, including a fair value assessment. Based on the fair value assessment, no adjustment was required for the thirteen weeks ended March 29, 2015.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

9.	Stockholders’ Equity

Secondary Public Offering - In March 2015, Bain Capital sold its remaining shares of Bloomin’ Brands through an underwritten secondary public offering. The selling stockholders received all of the proceeds from the offering. Pursuant to the underwriting agreement for the secondary public offering, the Company repurchased from the underwriters 2,759,164 of the shares sold by Bain Capital at a cost of $70.0 million.

Share Repurchases - In December 2014, the Company’s Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $100.0 million of its outstanding common stock. The authorization will expire on June 12, 2016. As of March 29, 2015, $70.0 million of outstanding stock had been repurchased under the program as discussed above.

Shares repurchased are retired. The par value of the repurchased shares is deducted from common stock and the excess of the purchase price over the par value of the shares is recorded to Accumulated deficit.

Dividends - On February 12, 2015, the Board of Directors declared the Company’s first quarterly cash dividend of $0.06 per share, which was paid on March 18, 2015.

On April 29, 2015, the Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on May 27, 2015 to shareholders of record at the close of business on May 15, 2015.

Accumulated other comprehensive loss - Following are the components of Accumulated other comprehensive loss (“AOCL”), net of tax:

(dollars in thousands)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	UNREALIZED LOSSES ON DERIVATIVES	ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances as of December 28, 2014	$(58,149)	$(2,393)	$(60,542)
Other comprehensive loss, net of tax	(25,462)	(4,012)	(29,474)
Balances as of March 29, 2015	$(83,611)	$(6,405)	$(90,016)

10.    Derivative Instruments and Hedging Activities

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company manages economic risks, including interest rate risk, primarily by managing the amount, sources and duration of its debt funding and through the use of derivative financial instruments. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps.
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

The interest rate swaps, which have been designated and qualify as a cash flow hedge, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. Fair value changes in the interest rate swaps are recognized in AOCL for all effective portions. Balances in AOCL are subsequently

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

reclassified to earnings in the same period that the hedged interest payments affect earnings. The Company estimates $4.8 million will be reclassified to interest expense over the next twelve months.

The following table presents the fair value and classification of the Company’s interest rate swaps:

(dollars in thousands)	MARCH 29, 2015	DECEMBER 28, 2014	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$4,421	$2,617	Accrued and other current liabilities
Interest rate swaps - liability	6,081	1,307	Other long-term liabilities, net
Total fair value of derivative instruments (1)	$10,502	$3,924
____________________

(1)	See Note 11 - Fair Value Measurements for fair value discussion of the interest rate swaps.

As of March 29, 2015, no interest expense related to the interest rate swaps is accrued in the Consolidated Balance Sheets or recognized in the Consolidated Statements of Operations and Comprehensive Income as the interest rate swaps do not commence until June 30, 2015. During the thirteen weeks ended March 29, 2015, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

The following table summarizes the effects of the interest rate swap on the Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended March 29, 2015:

(dollars in thousands)	AMOUNT OF (LOSS) GAIN RECOGNIZED IN OTHER COMPREHENSIVE INCOME
Interest rate swaps	$(6,578)
Income tax benefit	2,566
Net of income taxes	$(4,012)
The Company records its derivatives on the Consolidated Balance Sheets on a gross balance basis. The Company’s derivatives are subject to master netting arrangements. As of March 29, 2015, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 29, 2015, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

As of March 29, 2015, the fair value of the Company’s derivatives in a net liability position, excluding any adjustment for nonperformance risk, was $10.7 million. As of March 29, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 29, 2015, it could have been required to settle its obligations under the agreements at their termination value of $10.7 million.

11.    Fair Value Measurements

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of March 29, 2015 and December 28, 2014:

	MARCH 29, 2015			DECEMBER 28, 2014
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$3,065	$3,065	$—	$4,602	$4,602	$—
Money market funds	2,852	2,852	—	7,842	7,842	—
Restricted cash equivalents:
Money market funds	3,607	3,607	—	3,360	3,360	—
Total asset recurring fair value measurements	$9,524	$9,524	$—	$15,804	$15,804	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$4,421	$—	$4,421	$2,617	$—	$2,617
Derivative instruments - commodities	637	—	637	566	—	566
Other long-term liabilities:
Derivative instruments - interest rate swaps	6,081	—	6,081	1,307	—	1,307
Total liability recurring fair value measurements	$11,139	$—	$11,139	$4,490	$—	$4,490

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
Derivative instruments primarily relate to the interest rate swaps. Fair value measurements are based on a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives and uses observable market-based inputs, including interest rate curves and credit spreads. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of March 29, 2015, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis for the thirteen weeks ended March 29, 2015:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2015
(dollars in thousands)	CARRYING VALUE (1)	TOTAL IMPAIRMENT
Assets held for sale	$1,564	$171
Property, fixtures and equipment	950	1,124
	$2,514	$1,295
________________

(1)	Carrying value approximates fair value with all assets measured using Level 2 inputs. A third-party market appraisal (Level 2) and a purchase contract (Level 2) were used to estimate the fair value.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of March 29, 2015 and December 28, 2014 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of March 29, 2015 and December 28, 2014:

	MARCH 29, 2015			DECEMBER 28, 2014
		FAIR VALUE			FAIR VALUE
(dollars in thousands)	CARRYING VALUE	LEVEL 2	LEVEL 3	CARRYING VALUE	LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$288,750	$287,306	$—	$296,250	$294,769	$—
Term loan B	215,000	213,925	—	225,000	222,188	—
Revolving credit facility	341,000	338,443	—	325,000	322,563	—
CMBS loan:
Mortgage loan	297,649	—	305,912	299,765	—	308,563
First mezzanine loan	84,836	—	84,895	85,127	—	85,187
Second mezzanine loan	85,863	—	86,782	86,067	—	86,988
Other notes payable	1,821	—	1,760	2,722	—	2,625

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
CMBS loan	Assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.
Other notes payable	Discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value.

12.    Income Taxes

The effective income tax rate for the thirteen weeks ended March 29, 2015 was 25.5% compared to 24.8% for the thirteen weeks ended March 30, 2014. This increase in the effective income tax rate was due to a change in the blend of taxable income across the Company’s U.S. and international subsidiaries.

13.    Commitments and Contingencies

Litigation and Other Matters - The matter set forth below is subject to uncertainties and outcomes that are not predictable with certainty. The Company is unable to estimate a range of reasonably possible loss for the matter described below as the proceedings are at stages where significant uncertainty exists as to the legal or factual issues. The Company provides disclosure of matters when management believes it is reasonably possible the impact may be material to the consolidated financial statements.

On October 4, 2013, two then-current employees (the “Nevada Plaintiffs”) filed a purported collective action lawsuit against the Company, OSI Restaurant Partners, LLC (“OSI”), and two of its subsidiaries in the U.S. District Court for the District of Nevada (Cardoza, et al. v. Bloomin’ Brands, Inc., et al., Case No.: 2:13-cv-01820-JAD-NJK). The complaint alleges violations of the Fair Labor Standards Act by requiring employees to work off the clock, complete on-line training without pay, and attend meetings in the restaurant without pay. The suit seeks to certify a nationwide

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

collective action that all hourly employees in all Outback Steakhouse restaurants would be permitted to join. The suit seeks an unspecified amount in back pay for the employees that join the lawsuit, an equal amount in liquidated damages, costs, expenses, and attorney’s fees. The Nevada Plaintiffs also filed a companion lawsuit in Nevada state court alleging that the Company violated the state break time rules. On October 27, 2014 the Court conditionally certified a class for notice purposes consisting of all employees that worked at a company-owned Outback Steakhouse between October 27, 2011 and October 27, 2014. The Company subsequently filed a Motion to Reconsider the October 27, 2014 order. On February 5, 2015, the Court denied the Company’s Motion to reconsider the October 27, 2014 order granting conditional certification. The Company believes these lawsuits are without merit, and is vigorously defending all allegations.

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

14.    Segment Reporting

During the first quarter of 2015, the Company recast its segment reporting to reflect two reporting segments, U.S. and International, which matches changes made in how the Company manages its business, reviews operating performance and allocates resources. The U.S. segment includes all brands operating in the U.S. while brands operating outside the U.S. are included in the International segment. All prior period information was recast to reflect this change.

The Company’s reporting segments are organized based on restaurant concept and geographic location. Resources are allocated and performance is assessed by the Company’s Chief Executive Officer (“CEO”), whom the Company has determined to be its Chief Operating Decision Maker. The Company has two reporting segments: U.S. and International. Following is a summary of reporting segments:

SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America, including Puerto Rico
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse (1)	South Korea, Brazil, Hong Kong, China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
________________

(1)	Includes international franchise locations in 18 countries and Guam.

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 28, 2014. Revenues for all segments include only transactions with customers and include no intersegment revenues. Excluded from net income from operations for U.S. and International are legal and certain corporate costs not directly related to the performance of the segments, interest and other expenses related to the Company’s credit agreements and derivative instruments, certain stock-based compensation expenses, certain insurance expenses managed centrally and certain bonus expense.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a summary of Total revenue by segment:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015	MARCH 30, 2014
Total revenues
U.S.	$1,062,014	$1,010,626
International	140,045	147,233
Total revenues	$1,202,059	$1,157,859

The following table is a reconciliation of Segment income from operations to Income before provision for income taxes:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015	MARCH 30, 2014
Segment income from operations
U.S.	$127,408	$106,901
International	8,879	16,225
Total segment income from operations	136,287	123,126
Unallocated corporate operating expense	(38,586)	(33,100)
Total income from operations	97,701	90,026
Other expense, net	(1,147)	(164)
Interest expense, net	(13,198)	(16,598)
Income before provision for income taxes	$83,356	$73,264

The following table is a summary of Depreciation and amortization expense by segment:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015	MARCH 30, 2014
Depreciation and amortization
U.S.	$36,716	$35,773
International	6,837	6,843
Corporate	2,933	3,549
Total depreciation and amortization	$46,486	$46,165

15.    Subsequent Events

On March 31, 2015, OSI entered into an amendment (the “Amendment”) to OSI’s existing credit agreement (as previously amended, the “Existing Credit Agreement”) to effect an increase of OSI’s revolving credit facility from $600.0 million to $825.0 million in order to fully pay down its existing Term Loan B on April 2, 2015 (the “Prepayment”). No other material changes were made to the terms of OSI’s Existing Credit Agreement as a result of the Amendment.
Prior to the Prepayment, the Company had an outstanding balance of $215.0 million on its Term Loan B. In connection with the Amendment, the Company made a $216.3 million draw on the revolving credit facility to prepay its Term Loan B and to pay related accrued interest, fees and expenses. Following the Prepayment and Amendment, the Company will recognize a loss on extinguishment and modification of debt of approximately $2.6 million, which will be recorded in the Company’s Consolidated Statement of Operations and Comprehensive Income in the thirteen weeks ending June 28, 2015.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of March 29, 2015, we owned and operated 1,312 restaurants and franchised 169 restaurants across 48 states, Puerto Rico, Guam and 22 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
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

Executive Summary

Our financial results for the thirteen weeks ended March 29, 2015 (“first quarter 2015”) include the following:

•
An increase in total revenues of 3.8% to $1.2 billion in the first quarter of 2015, as compared to the first quarter of 2014, primarily due to the growth of blended U.S. comparable restaurant sales of 3.6%.

•
Income from operations of $97.7 million in first quarter of 2015 as compared to $90.0 million in the first quarter of 2014, which was primarily due to an increase in operating margin at the restaurant-level and lower general and administrative expense, partially offset by higher restaurant closing costs from our International Restaurant Closure Initiative.

Following is a summary of significant actions we have taken and other factors that impacted our operating results and liquidity to date in 2015:

Dividend and Share Repurchase Programs - On February 12, 2015, the Board of Directors declared our first quarterly cash dividend of $0.06 per share. In the first quarter of 2015, we repurchased $70.0 million of our common stock held by Bain Capital, as part of the secondary public offering, under a repurchase program authorized by our Board of Directors. The remaining $30.0 million authorization will expire on June 12, 2016.

Roy’s - In January 2015, we sold our Roy’s business and recognized a loss on sale of $1.1 million.

Key Performance Indicators

Key measures that we use in evaluating our restaurants and assessing our business include the following:

•	Average restaurant unit volumes—average sales per restaurant to measure changes in customer traffic, pricing and development of the brand;

•
Comparable restaurant sales—year-over-year comparison of sales volumes for Company-owned restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants;

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•
System-wide sales—total restaurant sales volume for all Company-owned and franchise restaurants and, in historical periods, unconsolidated joint venture restaurants, regardless of ownership, to interpret the overall health of our brands;

•
Adjusted restaurant-level operating margin, Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share—non-GAAP financial measures utilized to evaluate our operating performance, and for which definitions, usefulness and reconciliations are described in more detail in the “Non-GAAP Financial Measures” section below; and

•	Customer satisfaction scores—measurement of our customers’ experiences in a variety of key attributes.

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	MARCH 29,	MARCH 30,
	2015	2014
Number of restaurants (at end of the period):
U.S.
Outback Steakhouse
Company-owned	649	650
Franchised	105	104
Total	754	754
Carrabba’s Italian Grill
Company-owned	244	240
Franchised	2	1
Total	246	241
Bonefish Grill
Company-owned	204	192
Franchised	5	5
Total	209	197
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	66	66
Roy’s (1)
Company-owned	—	20
International
Outback Steakhouse
Company-owned - South Korea	75	108
Company-owned - Brazil (2)	64	51
Company-owned - Other	10	12
Franchised	57	51
Total	206	222
System-wide total	1,481	1,500
____________________

(1)	On January 26, 2015, we sold our Roy’s business.

(2)	The restaurant counts for Brazil are reported as of February 2015 and 2014, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations and Comprehensive Income in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2015	MARCH 30, 2014
Revenues
Restaurant sales	99.4%	99.4%
Other revenues	0.6	0.6
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	32.4	32.5
Labor and other related (1)	27.1	27.1
Other restaurant operating (1)	22.1	22.3
Depreciation and amortization	3.9	4.0
General and administrative	6.1	6.4
Provision for impaired assets and restaurant closings	0.8	0.5
Total costs and expenses	91.9	92.2
Income from operations	8.1	7.8
Other expense, net	(0.1)	(*)
Interest expense, net	(1.1)	(1.4)
Income before provision for income taxes	6.9	6.4
Provision for income taxes	1.7	1.6
Net income	5.2	4.8
Less: net income attributable to noncontrolling interests	0.2	0.2
Net income attributable to Bloomin’ Brands	5.0%	4.6%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in restaurant sales for the thirteen weeks ended March 29, 2015 as compared to last year:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 30, 2014	$1,150.5
Change from:
Restaurant openings	38.6
Comparable restaurant sales	37.2
Change in fiscal year	24.3
Restaurant closings	(29.8)
Divestiture of Roy's	(13.6)
Effect of foreign currency translation	(12.4)
For the period ended March 29, 2015	$1,194.8

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The increase in Restaurant sales in the thirteen weeks ended March 29, 2015 was primarily attributable to: (i) the opening of 86 new restaurants not included in our comparable restaurant sales base, (ii) an increase in comparable restaurant sales at our existing restaurants and (iii) two additional operating days during the thirteen weeks ended March 29, 2015 due to a change in our fiscal year-end in 2014. The increase in restaurant sales was partially offset by: (i) the closing of 73 restaurants since December 31, 2013, (iii) the sale of 20 Roy’s restaurants and (iii) the effect of foreign currency translation, primarily due to the depreciation of the Brazilian Real.

Comparable Restaurant Sales and Menu Price Increases (Decreases)
Following is a summary of comparable restaurant sales and general menu price increases:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2015	MARCH 30, 2014
Comparable restaurant sales (stores open 18 months or more) (1) (2):
U.S.
Outback Steakhouse	5.0%	0.8%
Carrabba’s Italian Grill	1.9%	(1.8)%
Bonefish Grill	0.9%	(1.5)%
Fleming’s Prime Steakhouse & Wine Bar	3.0%	1.7%
Combined U.S.	3.6%	—%
International
Outback Steakhouse - South Korea	(3.0)%	(18.8)%
Outback Steakhouse - Brazil	6.2%	6.8%

Year over year percentage change:
Menu price increases (decreases) (3):
U.S.
Outback Steakhouse	3.6%	2.5%
Carrabba’s Italian Grill	2.2%	2.8%
Bonefish Grill	2.1%	2.5%
Fleming’s Prime Steakhouse & Wine Bar	2.6%	4.4%
International
Outback Steakhouse - South Korea	2.1%	(0.1)%
Outback Steakhouse - Brazil	6.1%	6.6%
____________________

(1)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(2)
Due to our conversion to a 52-53 week fiscal year in 2014, there were two more days in the thirteen weeks ended March 29, 2015 as compared to the thirteen weeks ended March 30, 2014. These additional days increased total revenues by $24.3 million and have been excluded from our comparable restaurant sales calculation.

(3)	The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

Our comparable restaurant sales represent the growth from restaurants opened 18 months or more. For the thirteen weeks ended March 29, 2015, combined U.S. comparable restaurant sales increased due to increases in general menu prices, product mix and traffic. Customer traffic increases were driven primarily by lunch expansion, remodels and promotions.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable restaurant sales for South Korea decreased for the thirteen weeks ended March 29, 2015 due to decreases in traffic, offset by increases from product mix and general menu prices. For the thirteen weeks ended March 29, 2015, comparable restaurant sales for Brazil increased due to increases in general menu prices and traffic, offset by decreases from product mix.
Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2015	MARCH 30, 2014
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$71,644	$67,721
Carrabba’s Italian Grill	$62,912	$61,363
Bonefish Grill	$64,709	$65,277
Fleming’s Prime Steakhouse & Wine Bar	$88,865	$86,776
International
Outback Steakhouse - South Korea (1)	$49,773	$48,102
Outback Steakhouse - Brazil (2)	$97,749	$111,261
Operating weeks:
U.S.
Outback Steakhouse	8,433	8,373
Carrabba’s Italian Grill	3,162	3,055
Bonefish Grill	2,637	2,427
Fleming’s Prime Steakhouse & Wine Bar	858	837
International
Outback Steakhouse - South Korea	1,007	1,386
Outback Steakhouse - Brazil	823	638
____________________

(1)	Translated at an average exchange rate of 1,099.20 and 1,069.41 for the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively.

(2)	Translated at an average exchange rate of 2.69 and 2.37 for the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2015	MARCH 30, 2014	Change
Cost of sales	$387.5	$373.6
% of Restaurant sales	32.4%	32.5%	(0.1)%

Cost of sales, consisting of food and beverage costs, decreased as a percentage of Restaurant sales in the thirteen weeks ended March 29, 2015 as compared to the thirteen weeks ended March 30, 2014. The decrease as a percentage of Restaurant sales was primarily due to: (i) 1.0% from the impact of certain cost savings initiatives and (ii) 0.5% from menu price increases. These decreases were partially offset by increases as a percentage of Restaurant sales due to: (i) 1.3% higher commodity costs, primarily beef and seafood, and (ii) 0.1% from product mix.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Labor and other related expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2015	MARCH 30, 2014	Change
Labor and other related	$324.0	$311.4
% of Restaurant sales	27.1%	27.1%	—%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to deferred compensation plans and other incentive compensation expenses. Labor and other related expenses was flat as a percentage of Restaurant sales in the thirteen weeks ended March 29, 2015 as compared to the thirteen weeks ended March 30, 2014. Decreases as a percentage of Restaurant sales were primarily attributable to the following: (i) 0.7% higher U.S. average unit volumes and (ii) 0.4% from the impact of certain cost savings initiatives. These decreases were offset by increases as a percentage of Restaurant sales primarily attributable to: (i) 0.8% of higher kitchen and service labor costs due to higher wage rates and lunch expansion across certain concepts, (ii) 0.2% due to higher health insurance and workers’ compensation expense and (iii) 0.1% of higher field management bonuses based on individual restaurant performance.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2015	MARCH 30, 2014	Change
Other restaurant operating	$264.0	$256.5
% of Restaurant sales	22.1%	22.3%	(0.2)%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. The decrease as a percentage of Restaurant sales in the thirteen weeks ended March 29, 2015 as compared to the thirteen weeks ended March 30, 2014 was primarily due to: (i) 0.7% higher U.S. average unit volumes, (ii) 0.4% decrease in marketing due to timing of expense and lower television advertising and (iii) 0.2% from the impact of certain cost savings initiatives. The decreases were partially offset by increases as a percentage of Restaurant sales primarily due to: (i) 0.3% due to higher restaurant occupancy costs related to rent escalations from existing leases and the write-off of deferred rent liabilities, (ii) 0.2% increase in operating supplies primarily due to new menu items, (iii) 0.2% from the timing of repairs and maintenance, (iv) 0.2% increase in general liability insurance expense and (v) 0.1% of lunch rollout expense.

Depreciation and amortization

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2015	MARCH 30, 2014	Change
Depreciation and amortization	$46.5	$46.2
% of Total revenues	3.9%	4.0%	(0.1)%

Depreciation and amortization expense decreased as a percentage of Total revenues in the thirteen weeks ended March 29, 2015 as compared to the thirteen weeks ended March 30, 2014. The decrease as a percentage of Total revenues was primarily due to less depreciation for certain information technology assets that fully depreciated in the fourth quarter of 2014 and lower depreciation for South Korea assets due to impairments related to the International Restaurant Closure Initiative. These decreases were partially offset by increases as a percentage of Total revenues primarily due to additional depreciation expense related to the opening of new restaurants and the remodel of existing restaurants.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the changes in general and administrative expenses:

THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2015
For the thirteen weeks ended March 30, 2014	$74.1
Change from:
Compensation, benefits and payroll tax	(2.3)
Employee stock-based compensation	1.0
Other	0.4
For thirteen weeks ended March 29, 2015	$73.2

During the thirteen weeks ended March 29, 2015, general and administrative expense decreased primarily from the following items:

•	Employee compensation, benefits and payroll tax was lower primarily due to our organizational realignment in the second half of fiscal 2014; and

•	Employee stock-based compensation increased due to additional grants.

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2015	MARCH 30, 2014	Change
Provision for impaired assets and restaurant closings	$9.1	$6.1	$3.0

In fiscal 2014, we decided to close 36 underperforming international locations, primarily in South Korea. In connection with the International Restaurant Closure Initiative, we incurred pre-tax restaurant closing costs of approximately $6.4 million during the thirteen weeks ended March 29, 2015. As a result of the International Restaurant Closure Initiative, we expect to incur additional pre-tax restaurant closing costs of approximately $1.0 million to $2.0 million, including costs associated with lease obligations and employee terminations, through the third quarter of 2015.

In the fourth quarter of 2013, we completed an assessment of our domestic restaurant base and decided to close 22 underperforming domestic locations. Approximately $1.3 million and $4.9 million of pre-tax restaurant closing costs were incurred during the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively, in connection with the Domestic Restaurant Closure Initiative.

Restaurant impairment charges resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for relocation.

See Note 2 - Impairments, Disposals and Exit Costs of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income from operations

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2015	MARCH 30, 2014	Change
Income from operations	$97.7	$90.0	$7.7
% of Total revenues	8.1%	7.8%	0.3%

The increase in income from operations generated in the thirteen weeks ended March 29, 2015 as compared to the thirteen weeks ended March 30, 2014 was primarily due to an increase in operating margin at the restaurant-level and lower general and administrative expense, partially offset by higher restaurant closing costs from our International Restaurant Closure Initiative.

Interest expense, net

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2015	MARCH 30, 2014	Change
Interest expense, net	$13.2	$16.6	$(3.4)

The decrease in net interest expense in the thirteen weeks ended March 29, 2015 as compared to the thirteen weeks ended March 30, 2014 was primarily attributable to the refinancing of the Senior Secured Credit Facilities in May 2014 and the repayment of long-term debt during fiscal year 2014.

Provision for income taxes

	THIRTEEN WEEKS ENDED
	MARCH 29, 2015	MARCH 30, 2014	Change
Effective income tax rate	25.5%	24.8%	0.7%

The increase in the effective income tax rate was due to a change in the blend of taxable income across our U.S. and international subsidiaries.

SEGMENT PERFORMANCE

During the first quarter of 2015, we recast our segment reporting to reflect two reporting segments, U.S. and International, which matches changes made in how we manage our business, review operating performance and allocate resources. Our U.S. segment includes all brands operating in the U.S. while brands operating outside the U.S. are included in the International segment. All prior period information was recast to reflect this change.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Our reporting segments are organized based on restaurant concept and geographic location. Resources are allocated and performance is assessed by our CEO, whom we have determined to be our Chief Operating Decision Maker. We have two reporting segments: U.S. and International. Following is a summary of reporting segments:

SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America, including Puerto Rico
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse (1)	South Korea, Brazil, Hong Kong, China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
________________

(1)	Includes international franchise locations in 18 countries and Guam.

Revenues for all segments include only transactions with customers and include no intersegment revenues. Excluded from net income from operations for U.S. and International are legal and certain corporate costs not directly related to the performance of the segments, interest and other expenses related to our credit agreements and derivative instruments, certain stock-based compensation expenses, certain insurance expenses managed centrally and certain bonus expense.

Following is a reconciliation of segment income from operations to the consolidated operating results:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015	MARCH 30, 2014
Segment income from operations
U.S.	$127,408	$106,901
International	8,879	16,225
Total segment income from operations	136,287	123,126
Unallocated corporate operating expense - Cost of sales, Labor and other related and Other restaurant operating	(288)	4,594
Unallocated corporate operating expense - Depreciation and amortization and General and administrative	(38,298)	(37,694)
Unallocated corporate operating expense	(38,586)	(33,100)
Total income from operations	97,701	90,026
Other expense, net	(1,147)	(164)
Interest expense, net	(13,198)	(16,598)
Income before provision for income taxes	$83,356	$73,264

U.S. Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015	MARCH 30, 2014
Revenues
Restaurant Sales	$1,056,104	$1,004,875
Other Revenues	5,910	5,751
Total revenues	$1,062,014	$1,010,626
Restaurant-level operating margin	17.9%	17.4%
Income from operations	$127,408	$106,901
Operating income margin	12.0%	10.6%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the change in U.S. segment restaurant sales for the thirteen weeks ended March 29, 2015:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 30, 2014	$1,004.9
Change from:
Comparable restaurant sales	33.8
Change in fiscal year	22.8
Restaurant openings	17.0
Divestiture of Roy's	(13.6)
Restaurant closings	(8.8)
For the period ended March 29, 2015	$1,056.1

The increase in U.S. Restaurant sales in the thirteen weeks ended March 29, 2015 was primarily attributable to: (i) an increase in comparable restaurant sales at our existing restaurants, (ii) two additional operating days during the thirteen weeks ended March 29, 2015 due to a change in our fiscal year-end in 2014 and (iii) the opening of 52 new restaurants not included in our comparable restaurant sales base. The increase in U.S. Restaurant sales was partially offset by the sale of 20 Roy’s restaurants in January 2015 and the closing of 25 restaurants since December 31, 2013.

Restaurant-level operating margin

The increase in U.S. restaurant-level operating margin in the thirteen weeks ended March 29, 2015, was primarily due to higher average unit volumes and the impact of certain cost saving initiatives. This increase was partially offset by commodity and labor inflation.

Income from operations

The increase in U.S. income from operations generated in the thirteen weeks ended March 29, 2015 as compared to the thirteen weeks ended March 30, 2014 was primarily due to higher restaurant-level operating margin and a decrease in restaurant closing costs related to the Domestic Restaurant Closure Initiative and lower General and administrative expense. General and administrative expense for the U.S. segment decreased primarily due to: (i) lower compensation and benefits driven by our organizational realignment in the second half of fiscal 2014, (ii) higher severance in the thirteen weeks ended March 30, 2014 due to the Domestic Restaurant Closure Initiative and (iii) lower professional fees. The decrease in General and administrative expense was partially offset by higher employee stock-based compensation due to new grants.

International Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015	MARCH 30, 2014
Revenues
Restaurant sales	$138,706	$145,650
Other revenues	1,339	1,583
Total revenues	$140,045	$147,233
Restaurant-level operating margin	21.7%	20.0%
Income from operations	$8,879	$16,225
Operating income margin	6.3%	11.0%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the changes in International segment restaurant sales for the thirteen weeks ended March 29, 2015:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 30, 2014	$145.7
Change from:
Restaurant closings	(21.0)
Effect of foreign currency translation	(12.4)
Restaurant openings	21.5
Comparable restaurant sales	3.4
Change in fiscal year	1.5
For the period ended March 29, 2015	$138.7

The decrease in Restaurant sales in the thirteen weeks ended March 29, 2015 was primarily attributable to: (i) the closing of 48 restaurants since December 31, 2013, (ii) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar and (iii) lower comparable restaurant sales in South Korea. The decrease in restaurant sales was partially offset by: (i) the opening of 34 new restaurants not included in our comparable restaurant sales base, (ii) an increase in comparable restaurant sales in Brazil and (iii) two additional operating days during the thirteen weeks ended March 29, 2015 due to a change in our fiscal year-end in 2014.

Restaurant-level operating margin

The increase in International restaurant-level operating margin in the thirteen weeks ended March 29, 2015 as compared to the thirteen weeks ended March 30, 2014 was primarily due to the opening of new restaurants. This increase was partially offset by commodity and labor inflation.

Income from operations

The decrease in International income from operations in the thirteen weeks ended March 29, 2015 as compared to the thirteen weeks ended March 30, 2014 was primarily due to restaurant closing costs and higher general and administrative expense related to the International Restaurant Closure Initiative, partially offset by higher restaurant-level operating margin.

Non-GAAP Financial Measures

In addition to the results provided in accordance with U.S. GAAP, we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include the following: (i) system-wide sales, (ii) Adjusted restaurant-level operating margins, (iii) Adjusted income from operations and the corresponding margins, (iv) Adjusted net income and (v) Adjusted diluted earnings per share.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

System-Wide Sales

System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. Management uses this information to make decisions about future plans for the development of additional restaurants and new concepts, as well as evaluation of current operations. System-wide sales comprise sales of Company-owned and franchised restaurants. Following is a summary of sales of Company-owned restaurants:

	THIRTEEN WEEKS ENDED
COMPANY-OWNED RESTAURANT SALES ( dollars in millions)	MARCH 29, 2015	MARCH 30, 2014
Outback Steakhouse
U.S.	$604	$567
International
Brazil	81	71
South Korea	50	67
Other	8	8
Total	743	713
Carrabba’s Italian Grill	199	187
Bonefish Grill	171	158
Fleming’s Prime Steakhouse & Wine Bar	76	73
Other	6	20
Total Company-owned restaurant sales	$1,195	$1,151

The following table provides a summary of sales of franchised restaurants, which are not included in our consolidated financial results, and our income from the royalties and/or service fees that franchisees pay us based generally on a percentage of sales. The following table does not represent our sales and is presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant concepts and in determining our royalties and/or service fees.

	THIRTEEN WEEKS ENDED
FRANCHISE SALES (dollars in millions) (1)	MARCH 29, 2015	MARCH 30, 2014
Outback Steakhouse
U.S.	$88	$84
International	29	29
Total	117	113
Carrabba’s Italian Grill	1	1
Bonefish Grill	3	4
Total franchise sales (1)	$121	$118
Income from franchise sales (2)	$5	$5
_____________________

(1)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)	Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive Income in Other revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Non-GAAP Financial Measures

The following information provides a reconciliation of a non-GAAP financial measure to the most comparable financial measure calculated and presented in accordance with GAAP. The use of other non-GAAP financial measures permits investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies within the restaurant industry by isolating the effects of certain items that vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent. We believe that the disclosure of these non-GAAP measures is useful to investors as they form the basis for how our management team and Board of Directors evaluate our operating performance, allocate resources and establish employee incentive plans.

Adjusted restaurant-level operating margin

Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Cost of sales, Labor and other related and Other restaurant operating. The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2015		MARCH 30, 2014
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (2)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.4%	32.4%	32.5%	32.5%
Labor and other related	27.1%	27.1%	27.1%	27.1%
Other restaurant operating	22.1%	22.1%	22.3%	22.5%

Restaurant-level operating margin	18.4%	18.3%	18.2%	18.0%
_________________

(1)
Includes adjustments of $0.2 million of expenses from the International Restaurant Closure Initiative, partially offset by $0.1 million of non-cash intangible amortization recorded as a result of the acquisition of our Brazil operations. All adjustments were recorded in Other restaurant operating.

(2)
Includes adjustments related to the write-off of deferred rent liabilities of $2.1 million associated with the Domestic Restaurant Closure Initiative, partially offset by $0.1 million of non-cash intangible amortization recorded as a result of the acquisition of our Brazil operations. All adjustments were recorded in Other restaurant operating.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015	MARCH 30, 2014
Income from operations	$97,701	$90,026
Operating income margin	8.1%	7.8%
Adjustments:
Restaurant impairments and closing costs (1)	8,870	4,929
Purchased intangibles amortization (2)	1,283	1,458
Restaurant relocations and related costs (3)	1,169	—
Transaction-related expenses (4)	275	1,118
Total income from operations adjustments	11,597	7,505
Adjusted income from operations	$109,298	$97,531
Adjusted operating income margin	9.1%	8.4%

Net income attributable to Bloomin’ Brands	$60,588	$53,733
Adjustments:
Income from operations adjustments	11,597	7,505
Loss on disposal of business (5)	1,151	—
Total adjustments, before income taxes	12,748	7,505
Adjustment to provision for income taxes (6)	(3,627)	(2,695)
Net adjustments	9,121	4,810
Adjusted net income	$69,709	$58,543

Diluted earnings per share	$0.47	$0.42
Adjusted diluted earnings per share	$0.54	$0.46

Diluted weighted average common shares outstanding	128,759	127,851
_________________

(1)
Represents expenses incurred in the thirteen weeks ended March 29, 2015 for the International and Domestic Restaurant Closure Initiatives and expenses incurred for the Domestic Restaurant Closure Initiative during the thirteen weeks ended March 30, 2014.

(2)	Represents non-cash intangible amortization recorded as a result of the acquisition of our Brazil operations.

(3)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.

(4)	Relates primarily to costs incurred with the secondary offerings of our common stock in March 2015 and March 2014, respectively, and other transaction costs.

(5)	Represents loss on sale of the Roy’s business.

(6)
Income tax effect of adjustments for the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively, are calculated based on the statutory rate applicable to jurisdictions in which the above non-GAAP adjustments relate.

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

We believe that our expected liquidity sources are adequate to fund our anticipated cash usages, as described above, for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on,

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Cash and Cash Equivalents - As of March 29, 2015 and December 28, 2014, we had $135.6 million and $165.7 million, respectively, in cash and cash equivalents, of which $79.2 million and $89.7 million, respectively, was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. We consider the undistributed earnings related to our foreign affiliates as of March 29, 2015 to be permanently reinvested and are expected to continue to be permanently reinvested. Accordingly, no provision for United States income and additional foreign taxes has been recorded on aggregate undistributed earnings of $154.0 million as of March 29, 2015. If we identify an exception to our reinvestment policy of undistributed earnings, additional tax liabilities will be recorded. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

During fiscal year 2014, we decided to close 36 underperforming international locations, primarily in South Korea. In connection with the International Restaurant Closure Initiative, we expect future cash expenditures of $7.0 million to $10.0 million, primarily related to lease liabilities, through August 2022. We believe our South Korea subsidiary has sufficient cash to meet these obligations and support ongoing operations.

Credit Facilities - Our credit facilities consist of the Senior Secured Credit Facility and the CMBS Loan. See Note 7 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information. Following is a summary of principal payments and debt issuance from December 31, 2013 to March 29, 2015:

	SENIOR SECURED CREDIT FACILITY (1)			2012 CMBS LOAN
(dollars in thousands)	TERM LOAN A	TERM LOAN B	REVOLVING FACILITY	FIRST MORTGAGE LOAN	FIRST MEZZANINE LOAN	SECOND MEZZANINE LOAN	TOTAL CREDIT FACILITIES
Balance as of December 31, 2013	$—	$935,000	$—	$311,644	$86,131	$86,704	$1,419,479
2014 new debt issued (1)	300,000	—	400,000	—	—	—	700,000
2014 payments (1)	(3,750)	(710,000)	(75,000)	(11,879)	(1,004)	(637)	(802,270)
Balance as of December 28, 2014	296,250	225,000	325,000	299,765	85,127	86,067	1,317,209
2015 new debt issued	—	—	16,000	—	—	—	16,000
2015 payments	(7,500)	(10,000)	—	(2,116)	(291)	(204)	(20,111)
Balance as of March 29, 2015	$288,750	$215,000	$341,000	$297,649	$84,836	$85,863	$1,313,098
________________

(1)	$700.0 million relates to the refinancing of our Senior Secured Credit Facility, which did not increase total indebtedness.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of March 29, 2015:

			PRINCIPAL MATURITY DATE	OUTSTANDING
(dollars in thousands)	INTEREST RATE MARCH 29, 2015	ORIGINAL FACILITY		MARCH 29, 2015	DECEMBER 28, 2014
Term loan A, net of discount of $2.9 million (1)	2.16%	$300,000	May 2019	$288,750	$296,250
Term loan B, net of discount of $10.0 million	3.50%	225,000	October 2019	215,000	225,000
Revolving credit facility (1) (2)	2.16%	600,000	May 2019	341,000	325,000
Total Senior Secured Credit Facility		1,125,000		844,750	846,250
First mortgage loan (1)	4.09%	324,800	April 2017	297,649	299,765
First mezzanine loan	9.00%	87,600	April 2017	84,836	85,127
Second mezzanine loan	11.25%	87,600	April 2017	85,863	86,067
Total 2012 CMBS loan		500,000		468,348	470,959
Total credit facilities		$1,625,000		$1,313,098	$1,317,209
________________

(1)	Represents the weighted-average interest rate for the respective period.

(2)	Includes $6.0 million of borrowings on the swing line loan sub-facilities at an interest rate of 4.25%.

As of March 29, 2015, we had $229.4 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $29.6 million. On March 31, 2015, we amended our credit agreement to effect an increase of our existing revolving credit facility in order to fully pay down our existing Term Loan B on April 2, 2015. See Note 15 - Subsequent Events for details regarding this amendment.

The Amended Credit Agreement contains mandatory prepayment requirements for Term loan A and Term loan B. We are required to prepay outstanding amounts under our term loans with 50% of our annual excess cash flow, as defined in the Amended Credit Agreement. The amount of outstanding term loans required to be prepaid may vary based on our leverage ratio and year-end results. Other than the required minimum amortization premiums of $15.0 million, we do not anticipate any other payments will be required through March 27, 2016.

The 2012 CMBS Loan requires annual amortization payments ranging from approximately $10.5 million to $11.1 million, payable in scheduled monthly installments through March 2017, with the remaining balance due upon maturity in April 2017.

Our Amended Credit Agreement and 2012 CMBS Loan contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See our Annual Report on Form 10-K for further information about our debt covenants.

As of March 29, 2015 and December 28, 2014, we were in compliance with these debt covenants.

Cash Flow Hedges of Interest Rate Risk - In September 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a forward start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, we will pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. See Note 10 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015	MARCH 30, 2014
Net cash provided by operating activities	$95,962	$39,827
Net cash used in investing activities	(39,478)	(41,755)
Net cash used in financing activities	(85,764)	(33,954)
Effect of exchange rate changes on cash and cash equivalents	(816)	(1,385)
Net decrease in cash and cash equivalents	$(30,096)	$(37,267)

Operating activities - Net cash provided by operating activities increased during the thirteen weeks ended March 29, 2015, as compared to the thirteen weeks ended March 30, 2014 primarily due to: (i) timing of collections of gift card receivables, (ii) lower income tax payments and (iii) lower cash interest payments. These increases were partially offset by: (i) timing of payments on accounts payable, (ii) increased purchases of inventory and (iii) an increase in the redemption of gift cards.

Investing activities

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015	MARCH 30, 2014
Capital expenditures	$(47,672)	$(39,313)
Purchases of life insurance policies	(2,103)	(520)
Acquisition of business, net of cash acquired	—	(3,063)
Proceeds from sale of a business	7,798	—
Proceeds received from life insurance policies	1,592	627
Proceeds from disposal of property, fixtures and equipment	647	105
Net change in restricted cash, net	260	409
Net cash used in investing activities	$(39,478)	$(41,755)

Net cash used in investing activities for the thirteen weeks ended March 29, 2015 consisted primarily of capital expenditures and net cash paid for life insurance policies partially offset by proceeds from the sale of Roy’s. Net cash used in investing activities for the thirteen weeks ended March 30, 2014 consisted primarily of capital expenditures and net cash paid to acquire certain franchise restaurants.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Financing activities

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2015	MARCH 30, 2014
Repayments of debt	$(136,104)	$(14,578)
Repurchase of common stock	(70,234)	(481)
Cash dividends paid on common stock	(7,423)	—
Purchase of limited partnership interests	—	(17,211)
Repayments of partner deposits and accrued partner obligations	(6,000)	(7,388)
Distributions to noncontrolling interests	(1,336)	(1,167)
Proceeds from borrowings	131,000	—
Proceeds from exercise of stock options, net of shares withheld for employee taxes	3,206	5,650
Excess tax benefits from stock-based compensation	1,127	1,221
Net cash used in financing activities	$(85,764)	$(33,954)

Net cash used in financing activities for the thirteen weeks ended March 29, 2015 was primarily attributable to the following: (i) repayments of borrowings on revolving credit facilities and voluntary prepayments, (ii) the repurchase of common stock, (iii) payment of cash dividends on our common stock and (iv) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by proceeds from revolving credit facilities and proceeds from the exercise of stock options.

Net cash used in financing activities for the thirteen weeks ended March 30, 2014 was primarily attributable to the following: (i) the purchase of outstanding limited partnership interests in certain restaurants, (ii) repayments of long-term debt and (iii) repayments of partner deposits and accrued partner obligations. This was partially offset by the receipt of proceeds from the exercise of stock options.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital:

	MARCH 29,	DECEMBER 28,
(dollars in thousands)	2015	2014
Current assets	$484,335	$600,551
Current liabilities	735,463	840,110
Working capital (deficit)	$(251,128)	$(239,559)

Working capital (deficit) totaled ($251.1) million and ($239.6) million as of March 29, 2015 and December 28, 2014, respectively, and included Unearned revenue from unredeemed gift cards of $272.1 million and $376.7 million as of March 29, 2015 and December 28, 2014, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs

The deferred compensation obligation due managing and chef partners was $155.3 million and $155.6 million at March 29, 2015 and December 28, 2014, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation is $80.0 million at March 29, 2015.

We use capital to fund the deferred compensation plans and currently expect annual cash funding of $18.0 million to $22.0 million. Actual funding of the deferred compensation obligations and future funding requirements may vary significantly depending on the actual performance compared to targets, timing of deferred payments of partner contracts, forfeiture rates, number of partner participants, growth of partner investments and our funding strategy.

DIVIDENDS AND SHARE REPURCHASES

In December 2014, the Board of Directors adopted a dividend policy under which it intends to declare quarterly cash dividends on shares of our common stock. On February 12, 2015, the Board of Directors declared our first quarterly cash dividend of $0.06 per share, which was paid on March 18, 2015. On April 29, 2015, the Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on May 27, 2015 to shareholders of record at the close of business on May 15, 2015. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements and other factors that our Board of Directors considers relevant.

In December 2014, our Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $100.0 million of our outstanding common stock. The authorization will expire on June 12, 2016. As of March 29, 2015, $70.0 million of outstanding stock had been repurchased under the program in connection with the secondary public offering by Bain Capital.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards, see Note 1 - Description of the Business and Basis of Presentation of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, changes in foreign currency exchange rates and changes in commodity prices. We believe that there have been no material changes in our market risk since December 28, 2014, except as set forth below. For further information on market risk, refer to Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 28, 2014 (the “2014 Form 10-K”).

Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposures to foreign currency exchange risk are primarily related to fluctuations in the Brazil Real and the South Korea Won relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than the markets identified above and franchised locations, from which we collect royalties in local currency. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. For the thirteen weeks ended March 29, 2015, a 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net income for our consolidated foreign entities by $15.4 million and $0.2 million, respectively. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

BLOOMIN’ BRANDS, INC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of March 29, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 13 - Commitments and Contingencies, of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2014 Form 10-K which could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2014 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of 2015 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended March 29, 2015:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
December 29, 2014 through January 25, 2015	—	$—	—	$100,000,000
January 26, 2015 through February 22, 2015	—	$—	—	$100,000,000
February 23, 2015 through March 29, 2015	2,771,793	$25.37	2,759,164	$30,000,000
Total	2,771,793		2,759,164
____________________

(1)
The Board of Directors authorized the repurchase of $100.0 million of our outstanding common stock as announced publicly in our press release issued on December 16, 2014. This authorization will expire on June 12, 2016. Common stock purchased during the thirteen weeks ended March 29, 2015 represented shares repurchased under this program as part of the secondary public offering by Bain Capital and 12,629 shares withheld for tax payments due upon the vesting of employee restricted stock awards.

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1
Fourth Amendment to Credit Agreement and Incremental Amendment dated as of March 31, 2015, among OSI Restaurant Partners, LLC, OSI Holdco, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent
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

Date:	May 5, 2015	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)

[Remainder of page intentionally left blank]