Form 10-Q
period 2015-06-28
Bloomin' Brands, Inc.
filed 2015-08-04
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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

As of July 30, 2015, 122,637,497 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 28, 2015
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 28,	DECEMBER 28,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$132,772	$165,744
Current portion of restricted cash and cash equivalents	4,356	6,829
Inventories	72,068	80,817
Deferred income tax assets	126,186	123,866
Assets held for sale	2,106	16,667
Other current assets, net	108,993	206,628
Total current assets	446,481	600,551
Restricted cash	24,035	25,451
Property, fixtures and equipment, net	1,632,325	1,629,311
Goodwill	318,206	341,540
Intangible assets, net	563,935	585,432
Deferred income tax assets	5,404	6,038
Other assets, net	154,349	155,963
Total assets	$3,144,735	$3,344,286

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 28,	DECEMBER 28,
	2015	2014
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$202,663	$191,207
Accrued and other current liabilities	208,613	237,844
Current portion of partner deposits and accrued partner obligations	7,147	8,399
Unearned revenue	258,471	376,696
Current portion of long-term debt, net	25,602	25,964
Total current liabilities	702,496	840,110
Partner deposits and accrued partner obligations	60,011	69,766
Deferred rent	135,070	121,819
Deferred income tax liabilities	178,631	181,125
Long-term debt, net	1,295,315	1,289,879
Other long-term liabilities, net	252,794	260,405
Total liabilities	2,624,317	2,763,104
Commitments and contingencies (Note 14)
Mezzanine Equity
Redeemable noncontrolling interests	24,470	24,733
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of June 28, 2015 and December 28, 2014	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 122,625,374 and 125,949,870 shares issued and outstanding as of June 28, 2015 and December 28, 2014, respectively	1,226	1,259
Additional paid-in capital	1,088,075	1,085,627
Accumulated deficit	(482,664)	(474,994)
Accumulated other comprehensive loss	(115,354)	(60,542)
Total Bloomin’ Brands stockholders’ equity	491,283	551,350
Noncontrolling interests	4,665	5,099
Total stockholders’ equity	495,948	556,449
Total liabilities, mezzanine equity and stockholders’ equity	$3,144,735	$3,344,286

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Revenues
Restaurant sales	$1,092,759	$1,104,437	$2,287,569	$2,254,962
Other revenues	6,838	6,475	14,087	13,809
Total revenues	1,099,597	1,110,912	2,301,656	2,268,771
Costs and expenses
Cost of sales	357,455	358,856	744,923	732,470
Labor and other related	301,039	302,472	625,025	613,890
Other restaurant operating	254,281	265,279	518,319	521,797
Depreciation and amortization	47,375	48,627	93,861	94,792
General and administrative	75,962	72,262	149,209	146,316
Provision for impaired assets and restaurant closings	900	1,025	10,033	7,089
Total costs and expenses	1,037,012	1,048,521	2,141,370	2,116,354
Income from operations	62,585	62,391	160,286	152,417
Loss on extinguishment and modification of debt	(2,638)	(11,092)	(2,638)	(11,092)
Other income (expense), net	57	317	(1,090)	153
Interest expense, net	(12,867)	(15,109)	(26,065)	(31,707)
Income before provision for income taxes	47,137	36,507	130,493	109,771
Provision for income taxes	14,081	8,785	35,355	26,949
Net income	33,056	27,722	95,138	82,822
Less: net income attributable to noncontrolling interests	830	1,331	2,324	2,698
Net income attributable to Bloomin’ Brands	$32,226	$26,391	$92,814	$80,124

Net income	$33,056	$27,722	$95,138	$82,822
Other comprehensive income:
Foreign currency translation adjustment	(26,182)	19,088	(51,644)	13,723
Unrealized gains (losses) on derivatives, net of tax	844	—	(3,168)	—
Comprehensive income	7,718	46,810	40,326	96,545
Less: comprehensive income attributable to noncontrolling interests	830	1,331	2,324	2,698
Comprehensive income attributable to Bloomin’ Brands	$6,888	$45,479	$38,002	$93,847

Earnings per share:
Basic	$0.26	$0.21	$0.75	$0.64
Diluted	$0.26	$0.21	$0.73	$0.63
Weighted average common shares outstanding:
Basic	123,046	125,229	124,174	124,889
Diluted	126,242	128,378	127,501	128,115

Cash dividends declared per common share	$0.06	$—	$0.12	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 28, 2014	125,950	$1,259	$1,085,627	$(474,994)	$(60,542)	$5,099	$556,449
Net income	—	—	—	92,814	—	2,128	94,942
Other comprehensive loss, net of tax	—	—	—	—	(54,812)	—	(54,812)
Cash dividends declared, $0.12 per common share	—	—	(14,814)	—	—	—	(14,814)
Repurchase and retirement of common stock	(4,129)	(41)	—	(99,959)	—	—	(100,000)
Stock-based compensation	—	—	10,215	—	—	—	10,215
Excess tax benefit on stock-based compensation	—	—	1,272	—	—	—	1,272
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	804	8	6,004	(525)	—	—	5,487
Purchase of noncontrolling interests	—	—	(229)	—	—	—	(229)
Distributions to noncontrolling interests	—	—	—	—	—	(2,562)	(2,562)
Balance, June 28, 2015	122,625	$1,226	$1,088,075	$(482,664)	$(115,354)	$4,665	$495,948

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2013	124,784	$1,248	$1,068,705	$(565,154)	$(26,418)	$4,328	$482,709
Net income	—	—	—	80,124	—	2,258	82,382
Other comprehensive income, net of tax	—	—	—	—	13,723	—	13,723
Stock-based compensation	—		8,032	—	—	—	8,032
Excess tax benefit on stock-based compensation	—	—	1,095	—	—	—	1,095
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	813	8	5,485	(799)	—	—	4,694
Purchase of limited partnership interests, net of tax of $6,519	—	—	(11,928)	—	—	1,236	(10,692)
Distributions to noncontrolling interests	—	—	—	—	—	(2,470)	(2,470)
Balance, June 29, 2014	125,597	$1,256	$1,071,389	$(485,829)	$(12,695)	$5,352	$579,473

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2015	JUNE 29, 2014
Cash flows provided by operating activities:
Net income	$95,138	$82,822
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	93,861	94,792
Amortization of deferred financing fees	1,474	1,640
Amortization of capitalized gift card sales commissions	15,548	14,829
Provision for impaired assets and restaurant closings	10,033	7,089
Accretion on debt discounts	965	1,097
Stock-based and other non-cash compensation expense	11,810	9,672
Deferred income tax expense (benefit)	1,931	(372)
Loss on disposal of property, fixtures and equipment	498	1,077
Gain on life insurance and restricted cash investments	(1,582)	(1,732)
Loss on disposal of business or subsidiary	1,097	—
Loss on extinguishment and modification of debt	2,638	11,092
Recognition of deferred gain on sale-leaseback transaction	(1,064)	(1,070)
Excess tax benefits from stock-based compensation	(1,272)	(1,095)
Change in assets and liabilities:
Decrease in inventories	6,352	15,724
Decrease (increase) in other current assets	66,321	(25,212)
Decrease in other assets	7,291	5,320
Decrease in accounts payable and accrued and other current liabilities	(6,505)	(11,440)
Increase in deferred rent	13,063	8,482
Decrease in unearned revenue	(118,257)	(110,392)
Decrease in other long-term liabilities	(1,913)	(5,077)
Net cash provided by operating activities	197,427	97,246
Cash flows used in investing activities:
Purchases of life insurance policies	(3,392)	(1,040)
Proceeds received from life insurance policies	14,942	627
Proceeds from disposal of property, fixtures and equipment	3,104	562
Acquisition of business, net of cash acquired	—	(3,063)
Proceeds from sale of a business	7,798	—
Capital expenditures	(114,251)	(97,619)
Decrease in restricted cash	31,694	13,556
Increase in restricted cash	(29,216)	(14,192)
Net cash used in investing activities	$(89,321)	$(101,169)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2015	JUNE 29, 2014
Cash flows used in financing activities:
Proceeds from issuance of senior secured Term loan A	$—	$297,088
Extinguishment and modification of senior secured term loan	(215,000)	(700,000)
Repayments of long-term debt	(29,419)	(18,090)
Proceeds from borrowings on revolving credit facilities	397,336	415,000
Repayments of borrowings on revolving credit facilities	(152,300)	(15,000)
Financing fees	(1,235)	(4,492)
Proceeds from the exercise of stock options, net of tax withholdings	6,012	6,112
Distributions to noncontrolling interests	(2,562)	(2,470)
Purchase of limited partnerships and noncontrolling interests	(652)	(17,211)
Repayments of partner deposits and accrued partner obligations	(27,231)	(13,909)
Repurchase of common stock	(100,525)	(799)
Excess tax benefits from stock-based compensation	1,272	1,095
Cash dividends paid on common stock	(14,814)	—
Net cash used in financing activities	(139,118)	(52,676)
Effect of exchange rate changes on cash and cash equivalents	(1,960)	2,571
Net decrease in cash and cash equivalents	(32,972)	(54,028)
Cash and cash equivalents as of the beginning of the period	165,744	209,871
Cash and cash equivalents as of the end of the period	$132,772	$155,843
Supplemental disclosures of cash flow information:
Cash paid for interest	$25,730	$30,790
Cash paid for income taxes, net of refunds	10,883	29,941
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$—	$323
Change in acquisition of property, fixtures and equipment included in accounts payable or capital lease liabilities	(3,015)	9,858
Deferred tax effect of purchase of noncontrolling interests	—	6,519

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Description of the Business and Basis of Presentation

Description of the Business - Bloomin’ Brands, Inc. (“Bloomin’ Brands” or the “Company”) owns and operates casual, upscale casual and fine dining restaurants primarily in the United States. The Company’s restaurant portfolio has four concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements. In January 2015, the Company sold its Roy’s business.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers” (“ASU No. 2014-09”). ASU No. 2014-09 provides a single source of guidance for revenue arising from contracts with customers and supersedes current revenue recognition standards. Under ASU No. 2014-09, revenue is recognized in an amount that reflects the consideration an entity expects to receive for the transfer of goods and services. On July 9, 2015, the FASB agreed to delay the effective date of ASU 2014-09 by one year. As a result, the new guidance will be effective for the Company in fiscal year 2018 and is applied retrospectively to each period presented or as a cumulative effect adjustment at the date of adoption. The Company has not selected a transition method and is evaluating the impact this guidance will have on its financial position, results of operations and cash flows.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

2.    Disposals, Exit Costs and Acquisitions

The components of Provision for impaired assets and restaurant closings are as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Impairment losses	$857	$407	$2,152	$483
Restaurant closure expenses	43	618	7,881	6,606
Provision for impaired assets and restaurant closings	$900	$1,025	$10,033	$7,089

Restaurant Closure Initiatives - During 2014, the Company decided to close 36 underperforming international locations, primarily in South Korea (the “International Restaurant Closure Initiative”). As of June 28, 2015, 35 of the 36 locations had been closed. In connection with the International Restaurant Closure Initiative, the Company incurred pre-tax restaurant and other closing costs of ($0.3) million and $6.1 million during the thirteen and twenty-six weeks ended June 28, 2015, respectively, which were recorded within the International segment.

The Company expects to incur additional charges of approximately $1.0 million, including costs associated with lease obligations, employee terminations and other closure related obligations, through the third quarter of 2015. Future cash expenditures of $5.0 million to $7.0 million, primarily related to lease liabilities, are expected to occur through August 2022.

In the fourth quarter of 2013, the Company completed an assessment of its domestic restaurant base and decided to close 22 underperforming domestic locations (the “Domestic Restaurant Closure Initiative”). Pre-tax restaurant and other closing costs of $1.3 million and $6.0 million were incurred during the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively, in connection with the Domestic Restaurant Closure Initiative, which were recorded within the U.S. segment.

Following is a summary of restaurant closure initiative expenses recognized in the Consolidated Statement of Operations and Comprehensive Income (dollars in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
		JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Facility closure and other expenses	Provision for impaired assets and restaurant closings	$(309)	$—	$7,432	$5,972
Severance and other liabilities	General and administrative	246	—	1,573	1,035
Reversal of deferred rent liability	Other restaurant operating	—	—	(198)	(2,078)
		$(63)	$—	$8,807	$4,929

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the Domestic and International Restaurant Closure Initiatives, during the twenty-six weeks ended June 28, 2015:

TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015
Beginning of the period	$11,000
Charges	8,634
Cash payments	(10,022)
Adjustments (1)	(753)
End of the period (2)	$8,859
________________

(1)	Adjustments to facility closure and other costs represent changes in sublease assumptions and the impact of lease settlements on the Company’s remaining lease obligations.

(2)	As of June 28, 2015, the Company had exit-related accruals of $2.5 million recorded in Accrued and other current liabilities and $6.4 million recorded in Other long-term liabilities, net.

Roy’s - On January 26, 2015, the Company sold its Roy’s business to United Ohana, LLC (the “Buyer”), for a purchase price of $10.0 million, less certain liabilities, and recorded a (gain) loss on sale of ($0.3) million and $0.8 million, which was recorded in Other expense, net, during the thirteen and twenty-six weeks ended June 28, 2015, respectively. The sale agreement contains a provision obligating the Company to pay the Buyer up to $5.0 million, if certain lease contingencies are not resolved prior to April 2018 and the Buyer is damaged. In July 2015, these lease contingencies were satisfactorily resolved.

In connection with the sale of Roy’s, the Company continues to provide lease guarantees for certain of the Roy’s locations. Under the guarantees, the Company will pay the rental expense over the remaining lease term in the event of default by the Buyer. The fair value and maximum value of the lease guarantees is nominal. The maximum amount is calculated as the fair value of the lease payments over the remaining lease term and assumes that there are subleases.

Following are the components of Roy’s included in the Consolidated Statements of Operations and Comprehensive Income during the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Restaurant sales	$—	$17,472	$5,729	$36,401
Income (loss) before income taxes (1)	$327	$113	$(641)	$568
________________

(1)	Includes (gain) loss on sale of ($0.3) million and $0.8 million during the thirteen and twenty-six weeks ended June 28, 2015, respectively.

Other Disposals - During the second quarter of 2015, the Company recognized additional pre-tax asset impairment charges of $0.7 million for corporate aircraft classified as held for sale. The impairment charges are recorded in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive Income.

Acquisitions - In 2013, the Company completed the acquisition of a controlling interest in PGS Consultoria e Serviços Ltda. (the “Brazil Joint Venture”) by purchasing 80% of the issued and outstanding capital stock of PGS Participações Ltda (“PGS Par”). As a result of the acquisition, the Company had a 90% interest and the former equity holders of PGS Par (“Former Equity Holders”) retained a noncontrolling interest of 10% in the Brazil Joint Venture.

In April 2015, certain Former Equity Holders exercised options to sell their remaining interests in the Brazil Joint Venture to the Company for total cash consideration of $0.7 million This transaction resulted in a reduction of $0.5

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

million and $0.2 million of Mezzanine equity and Additional paid-in capital, respectively, during the twenty-six weeks ended June 28, 2015. As a result of the option exercise, the Company now owns 90.25% of the Brazil Joint Venture.

In connection with the Company’s acquisition of the Brazil Joint Venture in 2013, $7.9 million of the Company’s cash was held in escrow for customary indemnification obligations. The Former Equity Holders had an equal amount of cash held in escrow. The Company’s portion of escrow cash is reflected as restricted cash in the Company’s Consolidated Balance Sheet. In June 2015, the Company and the Former Equity Holders agreed to release all escrow cash.

Certain Former Equity Holders contributed approximately $3.2 million to the Company for a noncontrolling interest in a new concept in Brazil (Abbraccio) in June 2015. As the Company consolidates the results of its Brazil operations on a one-month calendar lag, the release of cash and recognition of the noncontrolling interest will be reflected in the Company’s Consolidated Balance Sheet as of September 27, 2015.

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

The following table presents the computation of basic and diluted earnings per share:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Net income attributable to Bloomin’ Brands	$32,226	$26,391	$92,814	$80,124

Basic weighted average common shares outstanding	123,046	125,229	124,174	124,889

Effect of diluted securities:
Stock options	3,025	3,051	3,123	3,121
Nonvested restricted stock and restricted stock units	171	98	201	105
Nonvested performance-based share units	—	—	3	—
Diluted weighted average common shares outstanding	126,242	128,378	127,501	128,115

Basic earnings per share	$0.26	$0.21	$0.75	$0.64
Diluted earnings per share	$0.26	$0.21	$0.73	$0.63

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Stock options	2,899	2,688	2,510	2,307
Nonvested restricted stock and restricted stock units	26	174	43	197

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

4.    Stock-based Compensation

The Company recognized stock-based compensation expense as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Stock options	$2,552	$3,098	$4,979	$5,566
Restricted stock and restricted stock units	1,741	989	3,150	1,738
Performance-based share units	940	177	1,689	535
	$5,233	$4,264	$9,818	$7,839

During the twenty-six weeks ended June 28, 2015, the Company made grants to its employees of 1.2 million stock options, 0.4 million time-based restricted stock units and 0.2 million performance-based share units.

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows:

TWENTY-SIX WEEKS ENDED
JUNE 28, 2015
Assumptions:
Weighted-average risk-free interest rate (1)	1.64%
Dividend yield (2)	1.0%
Expected term (3)	6.3 years
Weighted-average volatility (4)	43.4%

Weighted-average grant date fair value per option	$10.11
________________

(1)	Risk-free rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the contractual life of the option.

(2)	Dividend yield is the level of dividends expected be paid on the Company’s common stock over the expected term of the option.

(3)
Expected term represents the period of time that the options are expected to be outstanding. The simplified method of estimating the expected term is used since the Company does not have significant historical exercise experience for its stock options.

(4)	Volatility for the twenty-six weeks ended June 28, 2015 is based on the historical volatilities of the Company’s stock and the stock of comparable peer companies.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of June 28, 2015:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$27,808	2.9
Restricted stock and restricted stock units	$20,839	3.2
Performance-based share units	$2,548	0.7

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

5.    Other Current Assets, Net

Other current assets, net, consisted of the following:

	JUNE 28,	DECEMBER 28,
(dollars in thousands)	2015	2014
Prepaid expenses	$26,856	$30,260
Accounts receivable - vendors, net	23,593	27,340
Accounts receivable - franchisees, net	1,865	1,159
Accounts receivable - other, net	38,101	107,178
Other current assets, net	18,578	40,691
	$108,993	$206,628

6.    Goodwill and Intangible Assets, Net

(dollars in thousands)	U.S. SEGMENT	INTERNATIONAL SEGMENT	CONSOLIDATED
Balance as of December 28, 2014	$172,711	$168,829	$341,540
Translation adjustments	—	(23,334)	(23,334)
Balance as of June 28, 2015	$172,711	$145,495	$318,206

The Company performed an annual assessment of goodwill and other indefinite-lived intangible assets during the fiscal second quarters of 2015 and 2014. In connection with the annual assessment, no goodwill or indefinite-lived intangible asset impairments were recorded in the thirteen and twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively.

7.    Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	JUNE 28,	DECEMBER 28,
(in thousands)	2015	2014
Accrued payroll and other compensation	$94,690	$121,548
Accrued insurance	22,122	19,455
Other current liabilities	91,801	96,841
	$208,613	$237,844

Accrued Payroll Taxes - In May 2015, the IRS issued an audit adjustment of $3.3 million to the Company for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by the Company’s employees during calendar year 2011. As of June 28, 2015 and December 28, 2014, the Company had $9.3 million and $12.0 million, respectively, recorded in Accrued and other current liabilities in the Company’s Consolidated Balance Sheet for payroll tax audits related to tax years 2011 and 2012.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

8.    Long-term Debt, Net

Following is a summary of outstanding long-term debt:

	JUNE 28, 2015		DECEMBER 28, 2014
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$285,000	2.17%	$296,250	2.16%
Term loan B	—	—%	225,000	3.50%
Revolving credit facility (1)	570,000	2.16%	325,000	2.16%
Total Senior Secured Credit Facility	855,000		846,250
2012 CMBS loan:
First mortgage loan (1)	293,921	4.11%	299,765	4.08%
First mezzanine loan	84,579	9.00%	85,127	9.00%
Second mezzanine loan	85,707	11.25%	86,067	11.25%
Total 2012 CMBS Loan	464,207		470,959
Capital lease obligations	2,716		634
Other long-term debt (2)	2,868	0.73% to 7.60%	4,073	0.52% to 7.00%
	$1,324,791		$1,321,916
Less: current portion of long-term debt, net	(25,602)		(25,964)
Less: unamortized debt discount	(3,874)		(6,073)
Long-term debt, net	$1,295,315		$1,289,879
________________

(1)	Represents the weighted-average interest rate for the respective period.

(2)	Balance is comprised of sale-leaseback obligations and uncollateralized notes payable. Interest rates presented relate to the notes payable.

Credit Agreement Amendment - On March 31, 2015, OSI Restaurant Partners, LLC (“OSI”), a wholly-owned subsidiary of the Company, entered into an amendment (the “Amendment”) to its existing credit agreement, dated October 26, 2012 (as previously amended, the “Existing Credit Agreement”), to effect an increase of OSI’s existing revolving credit facility from $600.0 million to $825.0 million in order to fully pay down its existing Term Loan B on April 2, 2015. No other material changes were made to the terms of OSI’s Existing Credit Agreement as a result of the Amendment.

Revolving Credit Facility - Fees on letters of credit and the daily unused availability under the revolving credit facility as of June 28, 2015 were 2.13% and 0.30%, respectively. As of June 28, 2015, $29.6 million of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing.

Debt Covenants - As of June 28, 2015 and December 28, 2014, the Company was in compliance with its debt covenants.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Loss on Modification and Extinguishment of Debt - Following is a summary of loss on extinguishment and modification of debt recorded in the Company’s Consolidated Statement of Operations and Comprehensive Income:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015 (1)	JUNE 29, 2014 (2)	JUNE 28, 2015 (1)	JUNE 29, 2014 (2)
Refinancing of Senior Secured Credit Facility	$2,638	$11,092	$2,638	$11,092
________________

(1)	The loss was comprised of the write-off of $1.4 million of deferred financing fees and the write-off of $1.2 million of unamortized debt discount.

(2)	The loss was comprised of the write-off of $5.5 million of deferred financing fees, the write-off of $4.9 million of unamortized debt discount and a prepayment penalty of $0.7 million.

Deferred financing fees - During the second quarter of 2015, the Company deferred $1.2 million of financing costs incurred in connection with the amendment to the Credit Agreement. The deferred financing costs are included in Other assets, net in the Consolidated Balance Sheets.

9.    Redeemable Noncontrolling Interests

TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015
Balance, beginning of period	$24,733
Net income attributable to Redeemable noncontrolling interests	196
Purchase of Redeemable noncontrolling interests (1)	(459)
Balance, end of period	$24,470
________________

(1)
In April 2015, certain equity holders of PGS Par exercised options to sell their remaining interests in the Brazil Joint Venture. See Note 2 - Disposals, Exit Costs and Acquisitions for further information.

As of June 28, 2015, the Company allocated Net income attributable to noncontrolling interests and performed a measurement of the redemption amount for Redeemable noncontrolling interests, including a fair value assessment. Based on the fair value assessment, no adjustment was required for the twenty-six weeks ended June 28, 2015.

10.	Stockholders’ Equity

Secondary Public Offering - In March 2015, Bain Capital sold its remaining shares of the Company’s common stock through an underwritten secondary public offering. The selling stockholders received all of the proceeds from the offering. Pursuant to the underwriting agreement for the secondary public offering, the Company repurchased from the underwriters 2,759,164 of the shares sold by Bain Capital at a cost of $70.0 million.

Share Repurchases - In December 2014, the Company’s Board of Directors (the “Board”) approved a share repurchase program (the “2014 Share Repurchase Program”) under which the Company was authorized to repurchase up to $100.0 million of its outstanding common stock. As of June 28, 2015, no shares remained available for purchase under the 2014 Share Repurchase Program.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following is a summary of the shares repurchased under the Company’s share repurchase program:

	NUMBER OF SHARES (in thousands)	AVERAGE REPURCHASE PER SHARE	AMOUNT (in thousands)
Thirteen weeks ended March 29, 2015 (1)	2,759	$25.37	$70,000
Thirteen weeks ended June 28, 2015	1,370	$21.90	30,000
Total common stock repurchases	4,129	$24.22	$100,000
________________

(1)	Includes the repurchase of $70.0 million of the Company’s common stock in connection with the secondary public offering by Bain Capital in March 2015.

In August 2015, the Board approved a new share repurchase program (the “2015 Share Repurchase Program”) under which the Company is authorized to repurchase up to $100.0 million of its outstanding common stock. The authorization for the 2015 Share Repurchase Program will expire on February 3, 2017. As of the date of this filing, no shares had been repurchased under the 2015 Share Repurchase Program.

Shares repurchased are retired. The par value of the repurchased shares is deducted from common stock and the excess of the purchase price over the par value of the shares is recorded to Accumulated deficit.

Dividends - The Company declared and paid dividends per share during the periods presented as follows:

	DIVIDENDS PER SHARE	AMOUNT (in thousands)
Thirteen weeks ended March 29, 2015	$0.06	$7,423
Thirteen weeks ended June 28, 2015	0.06	7,391
Total cash dividends declared and paid	$0.12	$14,814

In July 2015, the Board declared a quarterly cash dividend of $0.06 per share, payable on August 28, 2015, to shareholders of record at the close of business on August 18, 2015.

Accumulated other comprehensive loss - Following are the components of Accumulated other comprehensive loss (“AOCL”), net of tax:

(dollars in thousands)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	UNREALIZED LOSSES ON DERIVATIVES	ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances as of December 28, 2014	$(58,149)	$(2,393)	$(60,542)
Other comprehensive loss, net of tax	(51,644)	(3,168)	(54,812)
Balances as of June 28, 2015	$(109,793)	$(5,561)	$(115,354)

11.    Derivative Instruments and Hedging Activities

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

The interest rate swaps, which have been designated and qualify as a cash flow hedge, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. Fair value changes in the interest rate swaps are recognized in AOCL for all effective portions. Balances in AOCL are subsequently reclassified to earnings in the same period that the hedged interest payments affect earnings. The Company estimates $6.4 million will be reclassified to interest expense over the next twelve months.

The following table presents the fair value and classification of the Company’s interest rate swaps:

(dollars in thousands)	JUNE 28, 2015	DECEMBER 28, 2014	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$6,052	$2,617	Accrued and other current liabilities
Interest rate swaps - liability	3,065	1,307	Other long-term liabilities, net
Total fair value of derivative instruments (1)	$9,117	$3,924
____________________

(1)	See Note 12 - Fair Value Measurements for fair value discussion of the interest rate swaps.

As of June 28, 2015, no interest expense related to the interest rate swaps is accrued in the Consolidated Balance Sheets or recognized in the Consolidated Statements of Operations and Comprehensive Income as the interest rate swaps did not commence until June 30, 2015. During the thirteen and twenty-six weeks ended June 28, 2015, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

The following table summarizes the effects of the interest rate swap on the Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended June 28, 2015:

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME
	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015	JUNE 28, 2015
Interest rate swaps	$1,385	$(5,193)
Income tax (expense) benefit	(541)	2,025
Net of income taxes	$844	$(3,168)
The Company records its derivatives on the Consolidated Balance Sheets on a gross balance basis. The Company’s derivatives are subject to master netting arrangements. As of June 28, 2015, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of June 28, 2015, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

As of June 28, 2015, the fair value of the Company’s derivatives in a net liability position, excluding any adjustment for nonperformance risk, was $9.3 million. As of June 28, 2015, the Company has not posted any collateral related to

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

these agreements. If the Company had breached any of these provisions as of June 28, 2015, it could have been required to settle its obligations under the agreements at their termination value of $9.3 million.

12.    Fair Value Measurements

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of June 28, 2015 and December 28, 2014:

	JUNE 28, 2015			DECEMBER 28, 2014
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$61	$61	$—	$4,602	$4,602	$—
Money market funds	1,133	1,133	—	7,842	7,842	—
Restricted cash equivalents:
Money market funds	571	571	—	3,360	3,360	—
Total asset recurring fair value measurements	$1,765	$1,765	$—	$15,804	$15,804	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$6,052	$—	$6,052	$2,617	$—	$2,617
Derivative instruments - commodities	507	—	507	566	—	566
Other long-term liabilities:
Derivative instruments - interest rate swaps	3,065	—	3,065	1,307	—	1,307
Total liability recurring fair value measurements	$9,624	$—	$9,624	$4,490	$—	$4,490

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
Derivative instruments primarily relate to the interest rate swaps. Fair value measurements are based on a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives and uses observable market-based inputs, including interest rate curves and credit spreads. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of June 28, 2015, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis for the thirteen and twenty-six weeks ended June 28, 2015:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2015		JUNE 28, 2015
(dollars in thousands)	CARRYING VALUE (1)	TOTAL IMPAIRMENT	CARRYING VALUE (1)	TOTAL IMPAIRMENT
Assets held for sale	$3,353	$857	$3,353	$1,028
Property, fixtures and equipment	—	—	950	1,124
	$3,353	$857	$4,303	$2,152

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 29, 2014		JUNE 29, 2014
(dollars in thousands)	CARRYING VALUE (2)	TOTAL IMPAIRMENT	CARRYING VALUE (2)	TOTAL IMPAIRMENT
Property, fixtures and equipment	$2,351	$407	$2,951	$483
	$2,351	$407	$2,951	$483
________________

(1)
Carrying value approximates fair value with all assets measured using Level 2 inputs for the thirteen and twenty-six weeks ended June 28, 2015. A third-party market appraisal (Level 2) and a purchase contract (Level 2) were used to estimate the fair value.

(2)
Carrying value approximates fair value with $1.7 million and $0.6 million measured using Level 2 and Level 3 inputs, respectively, for the thirteen weeks ended June 29, 2014 and $2.3 million and $0.6 million measured using Level 2 and Level 3 inputs, respectively, for the twenty-six weeks ended June 29, 2014.

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of June 28, 2015 and December 28, 2014 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of June 28, 2015 and December 28, 2014:

	JUNE 28, 2015			DECEMBER 28, 2014
		FAIR VALUE			FAIR VALUE
(dollars in thousands)	CARRYING VALUE	LEVEL 2	LEVEL 3	CARRYING VALUE	LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$285,000	$283,931	$—	$296,250	$294,769	$—
Term loan B	—	—	—	225,000	222,188	—
Revolving credit facility	570,000	565,725	—	325,000	322,563	—
CMBS loan:
Mortgage loan	293,921	—	300,477	299,765	—	308,563
First mezzanine loan	84,579	—	84,639	85,127	—	85,187
Second mezzanine loan	85,707	—	86,624	86,067	—	86,988
Other notes payable	1,506	—	1,468	2,722	—	2,625

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

13.    Income Taxes

The effective income tax rates for the thirteen and twenty-six weeks ended June 28, 2015 were 29.9% and 27.1%, respectively, compared to 24.1% and 24.6% for the thirteen and twenty-six weeks ended June 29, 2014, respectively. The net increase in the effective income tax rate for the thirteen weeks ended June 28, 2015 was due to: (i) the favorable resolution of a payroll tax audit contingency that resulted in a deferred tax adjustment and (ii) a change in the blend of taxable income across the Company’s U.S. and international subsidiaries. The net increase in the effective income tax rate for the twenty-six weeks ended June 28, 2015 was due to: (i) a change in the blend of taxable income across the Company’s U.S. and international subsidiaries and (ii) the favorable resolution of a payroll tax audit contingency that resulted in a deferred tax adjustment.

See Note 7 - Accrued and Other Current Liabilities for additional details regarding the payroll tax audit contingency.

14.    Commitments and Contingencies

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

15.    Segment Reporting

During the first quarter of 2015, the Company recast its segment reporting to include two reportable segments, U.S. and International, which reflects changes made in how the Company manages its business, reviews operating performance and allocates resources. The U.S. segment includes all brands operating in the U.S. while brands operating outside the U.S. are included in the International segment. All prior period information was recast to reflect this change.

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

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 28, 2014. Revenues for all segments include only transactions with customers and include no intersegment revenues. Excluded from net income from operations for U.S. and International are legal and certain corporate costs not directly related to the performance of the segments, interest and other expenses related to the Company’s credit agreements and derivative instruments, certain stock-based compensation expenses, certain bonus expense and certain insurance expenses managed centrally.

The following table is a summary of Total revenue by segment:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Total revenues
U.S.	$982,978	$967,043	$2,044,992	$1,977,669
International	116,619	143,869	256,664	291,102
Total revenues	$1,099,597	$1,110,912	$2,301,656	$2,268,771

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a reconciliation of Segment income from operations to Income before provision for income taxes:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Segment income from operations
U.S.	$93,265	$81,268	$220,673	$188,169
International	5,727	8,282	14,606	24,507
Total segment income from operations	98,992	89,550	235,279	212,676
Unallocated corporate operating expense	(36,407)	(27,159)	(74,993)	(60,259)
Total income from operations	62,585	62,391	160,286	152,417
Loss on extinguishment and modification of debt	(2,638)	(11,092)	(2,638)	(11,092)
Other income (expense), net	57	317	(1,090)	153
Interest expense, net	(12,867)	(15,109)	(26,065)	(31,707)
Income before provision for income taxes	$47,137	$36,507	$130,493	$109,771

The following table is a summary of Depreciation and amortization expense by segment:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Depreciation and amortization
U.S.	$37,670	$37,236	$74,385	$73,009
International	6,690	7,430	13,526	14,273
Corporate	3,015	3,961	5,950	7,510
Total depreciation and amortization	$47,375	$48,627	$93,861	$94,792

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

(xiii)
The effects of our substantial leverage and restrictive covenants in our various credit facilities on our ability to raise additional capital to fund our operations, to make capital expenditures to invest in new or renovate restaurants and to react to changes in the economy or our industry, and our exposure to interest rate risk in connection with our variable-rate debt;

(xiv)     The adequacy of our cash flow and earnings and other conditions which may affect our ability to pay dividends and repurchase shares of our common stock;

(xv)      Strategic actions, including acquisitions and dispositions and our success in integrating any acquired or newly created businesses; and

(xvi)     Such other factors as discussed throughout the “Risk Factors” section of this Report and in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 28, 2014.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of June 28, 2015, we owned and operated 1,323 restaurants and franchised 169 restaurants across 48 states, Puerto Rico, Guam and 22 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
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

Executive Summary

Our financial results for the thirteen weeks ended June 28, 2015 (“second quarter 2015”) include the following:

•	U.S. comparable restaurant sales were 2.0% higher, primarily due to growth at Outback and Flemings, partially offset by a decline at Bonefish Grill.

•
A decrease in total revenues of 1.0% to $1.1 billion in the second quarter of 2015, as compared to the second quarter of 2014, primarily due to: (i) the effect of foreign currency translation, primarily due to the depreciation of the Brazilian Real, (ii) the closing of 55 restaurants since March 30, 2014, (iii) the sale of 20 Roy’s restaurants and (iv) lower comparable restaurant sales at Bonefish Grill and Outback Steakhouse in South Korea. The decrease in revenues was partially offset by: (i) the opening of 89 new restaurants not included in our comparable restaurant sales base and (ii) an increase in comparable restaurant sales at our existing restaurants, primarily at Outback Steakhouse in the U.S. and Brazil.

•
Income from operations of $62.6 million in the second quarter of 2015 as compared to $62.4 million in the second quarter of 2014, which was primarily due to an increase in operating margin at the restaurant-level, partially offset by higher general and administrative expense. Operating margin at the restaurant-level increased primarily due to productivity savings, higher U.S. average unit volumes and the favorable resolution of a payroll tax audit contingency. These increases were offset by commodity and wage rate inflation.

Following is a summary of significant actions we have taken and other factors that impacted our operating results and liquidity to date in 2015:

Dividend and Share Repurchase Programs - In December 2014, the Board adopted a dividend policy under which it intends to declare quarterly cash dividends on shares of our common stock. See Liquidity - Dividends and Share Repurchases.

The Board approved the 2014 Share Repurchase Program in December 2014 that authorized the repurchase of up to $100.0 million of our outstanding common stock. In May 2015, we completed the repurchase of all shares authorized under the 2014 Share Repurchase Program, which included the repurchase of $70.0 million of our common stock in connection with the secondary public offering by Bain Capital in March 2015.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In August 2015, the Board approved the 2015 Share Repurchase Program under which we are authorized to repurchase up to $100.0 million of our outstanding common stock. The authorization for the 2015 Share Repurchase Program will expire on February 3, 2017. As of the date of this filing, no shares had been repurchased under the 2015 Share Repurchase Program.

Credit Agreement Amendment - On March 31, 2015, OSI, our wholly-owned subsidiary entered into the Amendment to OSI’s Existing Credit Agreement, to effect an increase of OSI’s existing revolving credit facility from $600.0 million to $825.0 million in order to fully pay down its existing Term Loan B on April 2, 2015. No other material changes were made to the terms of OSI’s Existing Credit Agreement as a result of the Amendment. In connection with the Amendment, we recognized a loss on modification and extinguishment of debt of $2.6 million.

Roy’s - In January 2015, we sold our Roy’s concept.

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

•	System-wide sales—total restaurant sales volume for all Company-owned and franchise restaurants, regardless of ownership, to interpret the overall health of our brands;

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	JUNE 28,	JUNE 29,
	2015	2014
Number of restaurants (at end of the period):
U.S.
Outback Steakhouse
Company-owned	649	650
Franchised	105	104
Total	754	754
Carrabba’s Italian Grill
Company-owned	244	240
Franchised	2	1
Total	246	241
Bonefish Grill
Company-owned	207	193
Franchised	5	5
Total	212	198
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	66	66
Roy’s (1)
Company-owned	—	20
International
Company-owned
Outback Steakhouse - South Korea	76	106
Outback Steakhouse - Brazil (2)	69	54
Other	12	12
Franchised	57	51
Total	214	223
System-wide total	1,492	1,502
____________________

(1)	On January 26, 2015, we sold our Roy’s concept.

(2)	The restaurant counts for Brazil are reported as of May 2015 and 2014, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations and Comprehensive Income in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Revenues
Restaurant sales	99.4%	99.4%	99.4%	99.4%
Other revenues	0.6	0.6	0.6	0.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.7	32.5	32.6	32.5
Labor and other related (1)	27.5	27.4	27.3	27.2
Other restaurant operating (1)	23.3	24.0	22.7	23.1
Depreciation and amortization	4.3	4.4	4.1	4.2
General and administrative	6.9	6.5	6.5	6.4
Provision for impaired assets and restaurant closings	0.1	0.1	0.4	0.3
Total costs and expenses	94.3	94.4	93.0	93.3
Income from operations	5.7	5.6	7.0	6.7
Loss on extinguishment and modification of debt	(0.2)	(1.0)	(0.1)	(0.5)
Other income (expense), net	*	*	(*)	*
Interest expense, net	(1.2)	(1.3)	(1.2)	(1.4)
Income before provision for income taxes	4.3	3.3	5.7	4.8
Provision for income taxes	1.3	0.8	1.6	1.1
Net income	3.0	2.5	4.1	3.7
Less: net income attributable to noncontrolling interests	0.1	0.1	0.1	0.2
Net income attributable to Bloomin’ Brands	2.9%	2.4%	4.0%	3.5%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESTAURANT SALES

Following is a summary of the change in restaurant sales for the thirteen and twenty-six weeks ended June 28, 2015 as compared to last year:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the period ended June 29, 2014	$1,104.4	$2,255.0
Change from:
Restaurant openings (1)	40.6	78.2
Comparable restaurant sales (1)	17.4	55.6
Change in fiscal year	—	24.3
Restaurant closings	(23.8)	(53.7)
Effect of foreign currency translation	(28.3)	(40.7)
Divestiture of Roy’s	(17.5)	(31.1)
For the period ended June 28, 2015	$1,092.8	$2,287.6
____________________

(1)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The decrease in Restaurant sales in the thirteen weeks ended June 28, 2015 was primarily attributable to: (i) the effect of foreign currency translation, primarily due to the depreciation of the Brazilian Real, (ii) the closing of 55 restaurants since March 30, 2014, (iii) the sale of 20 Roy’s restaurants and (iv) lower comparable restaurant sales at Bonefish Grill and Outback Steakhouse in South Korea. The decrease in restaurant sales was partially offset by: (i) the opening of 89 new restaurants not included in our comparable restaurant sales base and (ii) an increase in comparable restaurant sales at our existing restaurants, primarily at Outback Steakhouse in the U.S. and Brazil.

The increase in Restaurant sales in the twenty-six weeks ended June 28, 2015 was primarily attributable to: (i) the opening of 100 new restaurants not included in our comparable restaurant sales base, (ii) an increase in comparable restaurant sales at our existing restaurants, primarily at Outback Steakhouse in the U.S. and Brazil and (iii) two additional operating days during the twenty-six weeks ended June 28, 2015 due to a change in our fiscal year-end in 2014. The increase in restaurant sales was partially offset by: (i) the closing of 76 restaurants since December 31, 2013, (ii) the effect of foreign currency translation, primarily due to the depreciation of the Brazilian Real, (iii) the sale of 20 Roy’s restaurants and (iv) lower comparable restaurant sales at Bonefish Grill and Outback Steakhouse in South Korea.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales and Menu Price Increases
Following is a summary of comparable restaurant sales and general menu price increases:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Comparable restaurant sales (stores open 18 months or more) (1) (2):
U.S.
Outback Steakhouse	4.0%	0.9%	4.5%	0.8%
Carrabba’s Italian Grill	0.9%	(1.2)%	1.4%	(1.5)%
Bonefish Grill	(4.6)%	0.3%	(1.7)%	(0.6)%
Fleming’s Prime Steakhouse & Wine Bar	3.2%	3.6%	3.1%	2.6%
Combined U.S.	2.0%	0.6%	2.9%	0.3%
International
Outback Steakhouse - Brazil	3.4%	12.2%	4.8%	9.4%
Outback Steakhouse - South Korea	(11.8)%	(14.3)%	(7.0)%	(16.8)%

Year over year percentage change:
Menu price increases (3):
U.S.
Outback Steakhouse	3.8%	2.1%	3.7%	2.3%
Carrabba’s Italian Grill	2.1%	2.6%	2.2%	2.7%
Bonefish Grill	3.0%	2.8%	2.6%	2.7%
Fleming’s Prime Steakhouse & Wine Bar	2.6%	3.4%	2.5%	3.6%
International
Outback Steakhouse - Brazil	5.0%	7.8%	5.5%	7.2%
Outback Steakhouse - South Korea	1.7%	0.9%	1.9%	0.4%
____________________

(1)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(2)
Due to our conversion to a 52-53 week fiscal year in 2014, there were two more days in the twenty-six weeks ended June 28, 2015 as compared to the twenty-six weeks ended June 29, 2014. These additional days increased total revenues by $24.3 million and have been excluded from our comparable restaurant sales calculation for the twenty-six weeks ended June 28, 2015.

(3)	The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

Our comparable restaurant sales represent the growth from restaurants opened 18 months or more. For the thirteen and twenty-six weeks ended June 28, 2015, combined U.S. comparable restaurant sales increased due to increases in general menu prices and product mix, partially offset by decreases from traffic. Customer traffic decreases were primarily due to Bonefish Grill, which lapped higher promotional activities in fiscal year 2014. In future quarters, we will slow our Bonefish Grill restaurant development until there is improvement in our sales results.
Comparable restaurant sales for South Korea decreased for the thirteen and twenty-six weeks ended June 28, 2015 due to decreases in traffic, partially offset by increases from product mix and general menu prices. Customer traffic decreased in South Korea due to macro-economic conditions and, during the thirteen weeks ended June 28, 2015, the outbreak of Middle East Respiratory Syndrome (MERS).
For the thirteen weeks ended June 28, 2015, comparable restaurant sales for Brazil increased due to increases in general menu prices, partially offset by decreases from traffic and product mix. Customer traffic decreases in Brazil were primarily due to timing of the Carnival holiday in 2015 and the impact of new restaurant units on the existing restaurant

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

base. For the twenty-six weeks ended June 28, 2015, comparable restaurant sales for Brazil increased due to increases in general menu prices and traffic, partially offset by decreases from product mix.
Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$66,794	$63,836	$69,218	$65,769
Carrabba’s Italian Grill	$58,462	$57,655	$60,684	$59,489
Bonefish Grill	$59,389	$62,679	$62,034	$63,959
Fleming’s Prime Steakhouse & Wine Bar	$81,015	$78,478	$84,940	$82,576
International
Outback Steakhouse - Brazil (1)	$80,312	$112,479	$88,789	$111,895
Outback Steakhouse - South Korea (2)	$36,961	$40,523	$43,454	$44,310
Operating weeks:
U.S.
Outback Steakhouse	8,437	8,457	16,870	16,830
Carrabba’s Italian Grill	3,172	3,120	6,334	6,175
Bonefish Grill	2,668	2,499	5,305	4,926
Fleming’s Prime Steakhouse & Wine Bar	858	858	1,716	1,695
International
Outback Steakhouse - Brazil	869	692	1,692	1,330
Outback Steakhouse - South Korea	981	1,387	1,988	2,773
____________________

(1)
Translated at an average exchange rate of 3.08 and 2.26 for the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively, and 2.87 and 2.31 for the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively.

(2)
Translated at an average exchange rate of 1,095.41 and 1,028.98 for the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively, and 1,097.61 and 1,050.91 for the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2015	JUNE 29, 2014	Change	JUNE 28, 2015	JUNE 29, 2014	Change
Cost of sales	$357.5	$358.9		$744.9	$732.5
% of Restaurant sales	32.7%	32.5%	0.2%	32.6%	32.5%	0.1%

Cost of sales, consisting of food and beverage costs, increased as a percentage of Restaurant sales in the thirteen weeks ended June 28, 2015 as compared to the thirteen weeks ended June 29, 2014. The increase as a percentage of Restaurant sales was primarily due to: (i) 1.1% from higher commodity costs, primarily beef, and (ii) 0.7% from product mix. These increases were offset by decreases as a percentage of Restaurant sales due to: (i) 1.0% from the impact of certain cost savings initiatives and (ii) 0.7% from menu price increases.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of sales increased as a percentage of Restaurant sales in the twenty-six weeks ended June 28, 2015 as compared to the twenty-six weeks ended June 29, 2014. The increase as a percentage of Restaurant sales was primarily due to:
(i) 1.2% from higher commodity costs, primarily beef, and (ii) 0.5% from product mix. These increases were offset by decreases as a percentage of Restaurant sales due to: (i) 1.1% from the impact of certain cost savings initiatives and (ii) 0.6% from menu price increases.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2015	JUNE 29, 2014	Change	JUNE 28, 2015	JUNE 29, 2014	Change
Labor and other related	$301.0	$302.5		$625.0	$613.9
% of Restaurant sales	27.5%	27.4%	0.1%	27.3%	27.2%	0.1%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to deferred compensation plans and other restaurant-level incentive compensation expenses. Labor and other related expenses increased as a percentage of Restaurant sales in the thirteen weeks ended June 28, 2015 as compared to the thirteen weeks ended June 29, 2014. The increase as a percentage of Restaurant sales was primarily due to: (i) 0.9% from higher kitchen and service labor costs due to higher wage rates and lunch expansion across certain concepts, (ii) 0.4% from higher field management compensation and bonuses based on individual restaurant performance and (iii) 0.3% due to higher health insurance expenses. These increases were offset by decreases as a percentage of Restaurant sales primarily attributable to: (i) 0.6% from higher U.S. average unit volumes, (ii) 0.5% from the impact of certain cost savings initiatives and (iii) 0.3% due to the favorable resolution of a payroll tax audit contingency.

Labor and other related expenses increased as a percentage of Restaurant sales in the twenty-six weeks ended June 28, 2015 as compared to the twenty-six weeks ended June 29, 2014. The increase as a percentage of Restaurant sales was primarily due to: (i) 0.9% from higher kitchen and service labor costs due to higher wage rates and lunch expansion across certain concepts, (ii) 0.2% due to higher health insurance and (iii) 0.1% from higher field management bonuses based on individual restaurant performance. These increases were offset by decreases as a percentage of Restaurant sales primarily attributable to: (i) 0.6% from higher U.S. average unit volumes, (ii) 0.4% from the impact of certain cost savings initiatives and (iii) 0.1% due to the favorable resolution of a payroll tax audit contingency.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2015	JUNE 29, 2014	Change	JUNE 28, 2015	JUNE 29, 2014	Change
Other restaurant operating	$254.3	$265.3		$518.3	$521.8
% of Restaurant sales	23.3%	24.0%	(0.7)%	22.7%	23.1%	(0.4)%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. The decrease as a percentage of Restaurant sales in the thirteen weeks ended June 28, 2015 as compared to the thirteen weeks ended June 29, 2014 was primarily due to: (i) 0.5% from higher U.S. average unit volumes, (ii) 0.4% from a decrease in marketing, with a shift to digital advertising from television and (iii) 0.2% from the impact of certain cost savings initiatives. The decreases were partially offset by increases as a percentage of Restaurant sales primarily due to: (i) 0.2% from repairs and maintenance, (ii) 0.1% from an increase in operating supplies primarily due to lunch expansion and (iii) 0.1% from an increase in general liability insurance expense.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The decrease as a percentage of Restaurant sales in the twenty-six weeks ended June 28, 2015 as compared to the twenty-six weeks ended June 29, 2014 was primarily due to: (i) 0.6% from higher U.S. average unit volumes, (ii) 0.4% from a decrease in marketing, with a shift to digital advertising from television and (iii) 0.2% from the impact of certain cost savings initiatives. The decreases were partially offset by increases as a percentage of Restaurant sales primarily due to: (i) 0.2% from an increase in general liability insurance expense, (ii) 0.2% from an increase in operating supplies primarily due to lunch expansion, (iii) 0.2% from repairs and maintenance and (iv) 0.1% from the write-off of deferred rent liabilities in 2014.

Depreciation and amortization

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2015	JUNE 29, 2014	Change	JUNE 28, 2015	JUNE 29, 2014	Change
Depreciation and amortization	$47.4	$48.6		$93.9	$94.8
% of Total revenues	4.3%	4.4%	(0.1)%	4.1%	4.2%	(0.1)%

Depreciation and amortization expense decreased as a percentage of Total revenues in the thirteen and twenty-six weeks ended June 28, 2015 as compared to the thirteen and twenty-six weeks ended June 29, 2014. The decrease as a percentage of Total revenues was primarily due to less depreciation for certain information technology assets that fully depreciated in the fourth quarter of 2014, the sale of Roy’s in the first quarter of 2015 and lower depreciation for South Korea assets due to impairments related to the International Restaurant Closure Initiative. These decreases were partially offset by increases as a percentage of Total revenues primarily due to additional depreciation expense related to the opening of new restaurants and the remodel of existing restaurants.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the changes in general and administrative expenses:

	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2015	JUNE 28, 2015
For the period ended June 29, 2014	$72.3	$146.3
Change from:
Incentive compensation	5.3	5.9
Life insurance investments	1.9	2.4
Employee stock-based compensation	0.8	1.8
Compensation, benefits and payroll tax	(2.4)	(4.8)
Foreign exchange	(1.5)	(2.1)
Other	(0.4)	(0.3)
For the period ended June 28, 2015	$76.0	$149.2

During the thirteen weeks ended June 28, 2015, general and administrative expense increased from the thirteen weeks ended June 29, 2014, primarily from the following items:

•	Incentive compensation was higher due to improved performance against current year objectives compared to prior year.

•	A net decrease in the cash surrender value of life insurance investments related to our partner deferred compensation programs resulted in higher expense.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•	Employee compensation, benefits and payroll tax was lower primarily due to our organizational realignment in the second half of fiscal 2014.

•	Foreign exchange primarily includes the depreciation of the Brazil Real.

During the twenty-six weeks ended June 28, 2015, general and administrative expense increased primarily from the following items:

•	Incentive compensation was higher due to improved performance against current year objectives compared to prior year.

•	A net decrease in the cash surrender value of life insurance investments related to our partner deferred compensation programs resulted in higher expense.

•	Employee stock-based compensation increased due to additional grants.

•	Employee compensation, benefits and payroll tax was lower primarily due to our organizational realignment in the second half of fiscal 2014.

•	Foreign exchange primarily includes the depreciation of the Brazil Real.

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2015	JUNE 29, 2014	Change	JUNE 28, 2015	JUNE 29, 2014	Change
Provision for impaired assets and restaurant closings	$0.9	$1.0	$(0.1)	$10.0	$7.1	$2.9

Restaurant Closure Initiatives - In fiscal 2014, we decided to close 36 underperforming international locations, primarily in South Korea. In connection with the International Restaurant Closure Initiative, we incurred pre-tax restaurant closing costs of approximately ($0.3) million and $6.1 million during the thirteen and twenty-six weeks ended June 28, 2015. As a result of the International Restaurant Closure Initiative, we expect to incur additional pre-tax restaurant closing costs of approximately $1.0 million, including costs associated with lease obligations and employee terminations, through the third quarter of 2015.

In the fourth quarter of 2013, we completed an assessment of our domestic restaurant base and decided to close 22 underperforming domestic locations. Approximately $1.3 million and $6.0 million of pre-tax restaurant closing costs were incurred during the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively, in connection with the Domestic Restaurant Closure Initiative.

Other Disposals - During the thirteen and twenty-six weeks ended June 28, 2015, we recognized additional pre-tax asset impairment charges of $0.7 million for corporate aircraft classified as held for sale.

The remaining restaurant impairment and closing charges resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for relocation.

See Note 2 - Disposals, Exit Costs and Acquisitions of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income from operations

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2015	JUNE 29, 2014	Change	JUNE 28, 2015	JUNE 29, 2014	Change
Income from operations	$62.6	$62.4	$0.2	$160.3	$152.4	$7.9
% of Total revenues	5.7%	5.6%	0.1%	7.0%	6.7%	0.3%

The increase in income from operations generated in the thirteen weeks ended June 28, 2015 as compared to the thirteen weeks ended June 29, 2014 was primarily due to an increase in operating margin at the restaurant-level, partially offset by higher general and administrative expense.

The increase in income from operations generated in the twenty-six weeks ended June 28, 2015 as compared to the twenty-six weeks ended June 29, 2014 was primarily due to an increase in operating margin at the restaurant-level, partially offset by higher restaurant closing costs from our International Restaurant Closure Initiative and higher general and administrative expense.

Other income (expense), net

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2015	JUNE 29, 2014	Change	JUNE 28, 2015	JUNE 29, 2014	Change
Other income (expense), net	$0.1	$0.3	$(0.2)	$(1.1)	$0.2	$(1.3)

The increase in other income (expense), net in the twenty-six weeks ended June 28, 2015 as compared to the twenty-six weeks ended June 29, 2014 was primarily due to the sale of our Roy’s business.

Interest expense, net

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2015	JUNE 29, 2014	Change	JUNE 28, 2015	JUNE 29, 2014	Change
Interest expense, net	$12.9	$15.1	$(2.2)	$26.1	$31.7	$(5.6)

The decrease in net interest expense in the thirteen and twenty-six weeks ended June 28, 2015 as compared to the thirteen and twenty-six weeks ended June 29, 2014 was primarily attributable to the refinancing of the Senior Secured Credit Facilities in March 2015 and May 2014 and the repayment of long-term debt during fiscal year 2014.

Provision for income taxes

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
	JUNE 28, 2015	JUNE 29, 2014	Change	JUNE 28, 2015	JUNE 29, 2014	Change
Effective income tax rate	29.9%	24.1%	5.8%	27.1%	24.6%	2.5%

The net increase in the effective income tax rate for the thirteen weeks ended June 28, 2015 was due to: (i) the favorable resolution of a payroll tax audit contingency that resulted in a deferred tax adjustment and (ii) a change in the blend of taxable income across our U.S. and international subsidiaries. The net increase in the effective income tax rate for the twenty-six weeks ended June 28, 2015 was due to: (i) a change in the blend of taxable income across our U.S. and international subsidiaries and (ii) the favorable resolution of a payroll tax audit contingency that resulted in a deferred

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

tax adjustment.

See Note 7 - Accrued and Other Current Liabilities for additional details regarding the payroll tax audit contingency.

SEGMENT PERFORMANCE

During the first quarter of 2015, we recast our segment reporting to reflect two reportable segments, U.S. and International, which reflects changes made in how we manage our business, review operating performance and allocate resources. Our U.S. segment includes all brands operating in the U.S. while brands operating outside the U.S. are included in the International segment. All prior period information was recast to reflect this change.

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

Revenues for all segments include only transactions with customers and include no intersegment revenues. Excluded from net income from operations for U.S. and International are legal and certain corporate costs not directly related to the performance of the segments, interest and other expenses related to our credit agreements and derivative instruments, certain stock-based compensation expenses, certain bonus expense and certain insurance expenses managed centrally.

Following is a reconciliation of segment income from operations to the consolidated operating results:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Segment income from operations
U.S.	$93,265	$81,268	$220,673	$188,169
International	5,727	8,282	14,606	24,507
Total segment income from operations	98,992	89,550	235,279	212,676
Unallocated corporate operating expense - Cost of sales, Labor and other related and Other restaurant operating	7,977	6,728	7,689	11,322
Unallocated corporate operating expense - Depreciation and amortization and General and administrative	(44,384)	(33,887)	(82,682)	(71,581)
Unallocated corporate operating expense	(36,407)	(27,159)	(74,993)	(60,259)
Total income from operations	62,585	62,391	160,286	152,417
Loss on extinguishment and modification of debt	(2,638)	(11,092)	(2,638)	(11,092)
Other income (expense), net	57	317	(1,090)	153
Interest expense, net	(12,867)	(15,109)	(26,065)	(31,707)
Income before provision for income taxes	$47,137	$36,507	$130,493	$109,771

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

U.S. Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Revenues
Restaurant Sales	$977,260	$961,608	$2,033,364	$1,966,483
Other Revenues	5,718	5,435	11,628	11,186
Total revenues	$982,978	$967,043	$2,044,992	$1,977,669
Restaurant-level operating margin	15.6%	15.2%	16.8%	16.4%
Income from operations	93,265	81,268	220,673	188,169
Operating income margin	9.5%	8.4%	10.8%	9.5%

Restaurant sales

Following is a summary of the change in U.S. segment restaurant sales for the thirteen and twenty-six weeks ended June 28, 2015:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the period ended June 29, 2014	$961.6	$1,966.5
Change from:
Comparable restaurant sales (1)	19.1	53.9
Restaurant openings (1)	18.4	34.5
Change in fiscal year	—	22.8
Divestiture of Roy’s	(17.5)	(31.1)
Restaurant closings	(4.3)	(13.2)
For the period ended June 28, 2015	$977.3	$2,033.4
____________________

(1)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The increase in U.S. Restaurant sales in the thirteen weeks ended June 28, 2015 was primarily attributable to: (i) an increase in comparable restaurant sales at our existing restaurants and (ii) the opening of 47 new restaurants not included in our comparable restaurant sales base. The increase in U.S. Restaurant sales was partially offset by: (i) the sale of 20 Roy’s restaurants in January 2015, (ii) lower comparable restaurant sales at Bonefish Grill and (iii) the closing of nine restaurants since March 30, 2014.

The increase in U.S. Restaurant sales in the twenty-six weeks ended June 28, 2015 was primarily attributable to: (i) an increase in comparable restaurant sales at our existing restaurants, (ii) the opening of 57 new restaurants not included in our comparable restaurant sales base and (iii) two additional operating days during the twenty-six weeks ended June 28, 2015 due to a change in our fiscal year-end in 2014. The increase in U.S. Restaurant sales was partially offset by: (i) the sale of 20 Roy’s restaurants in January 2015, (ii) the closing of 27 restaurants since December 31, 2013 and (iii) lower comparable restaurant sales at Bonefish Grill.

Restaurant-level operating margin

The increase in U.S. restaurant-level operating margin in the thirteen and twenty-six weeks ended June 28, 2015 as compared to the thirteen and twenty-six weeks ended June 29, 2014, was primarily due to the impact of certain cost saving initiatives, higher average unit volumes, pricing and lower marketing spend. This increase was partially offset by commodity inflation, product mix and higher kitchen and labor costs due to lunch rollout and labor inflation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income from operations

The increase in U.S. income from operations generated in the thirteen weeks ended June 28, 2015 as compared to the thirteen weeks ended June 29, 2014 was primarily due to higher restaurant-level operating margin and lower General and administrative expense. General and administrative expense for the U.S. segment decreased primarily due to lower compensation and benefits driven by our organizational realignment in the second half of fiscal 2014 and lower professional fees.

The increase in U.S. income from operations generated in the twenty-six weeks ended June 28, 2015 as compared to the twenty-six weeks ended June 29, 2014 was primarily due to: (i) higher restaurant-level operating margin, (ii) a decrease in restaurant closing costs related to the Domestic Restaurant Closure Initiative and (iii) lower General and administrative expense. General and administrative expense for the U.S. segment decreased primarily due to lower compensation and benefits driven by our organizational realignment in the second half of fiscal 2014.

International Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Revenues
Restaurant sales	$115,499	$142,829	$254,205	$288,479
Other revenues	1,120	1,040	2,459	2,623
Total revenues	$116,619	$143,869	$256,664	$291,102
Restaurant-level operating margin	16.8%	17.2%	19.5%	18.6%
Income from operations	$5,727	$8,282	$14,606	$24,507
Operating income margin	4.9%	5.8%	5.7%	8.4%

Restaurant sales

Following is a summary of the changes in International segment restaurant sales for the thirteen and twenty-six weeks ended June 28, 2015:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the period ended June 29, 2014	$142.8	$288.5
Change from:
Effect of foreign currency translation	(28.3)	(40.7)
Restaurant closings	(19.5)	(40.5)
Restaurant openings	22.2	43.7
Comparable restaurant sales	(1.7)	1.7
Change in fiscal year	—	1.5
For the period ended June 28, 2015	$115.5	$254.2

The decrease in Restaurant sales in the thirteen weeks ended June 28, 2015 was primarily attributable to: (i) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar, (ii) the closing of 46 restaurants since March 30, 2014 and (iii) lower comparable restaurant sales in South Korea. The decrease in restaurant sales was partially offset by: (i) the opening of 42 new restaurants not included in our comparable restaurant sales base and (ii) an increase in comparable restaurant sales in Brazil.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The decrease in Restaurant sales in the twenty-six weeks ended June 28, 2015 was primarily attributable to: (i) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar, (ii) the closing of 49 restaurants since December 31, 2013 and (iii) lower comparable restaurant sales in South Korea. The decrease in restaurant sales was partially offset by: (i) the opening of 43 new restaurants not included in our comparable restaurant sales base, (ii) an increase in comparable restaurant sales in Brazil and (iii) two additional operating days during the twenty-six weeks ended June 28, 2015 due to a change in our fiscal year-end in 2014.

Restaurant-level operating margin

The decrease in International restaurant-level operating margin in the thirteen weeks ended June 28, 2015 as compared to the thirteen weeks ended June 29, 2014 was primarily due to commodity and labor inflation and investment spending related to the launching of Abbraccio in Brazil. The decrease was partially offset by the opening of new restaurants, the impact of certain cost saving initiatives and pricing.

The increase in International restaurant-level operating margin in the twenty-six weeks ended June 28, 2015 as compared to the twenty-six weeks ended June 29, 2014 was primarily due to the opening of new restaurants, the impact of certain cost saving initiatives and pricing. This increase was partially offset by commodity and labor inflation.

Income from operations

The decrease in International income from operations in the thirteen weeks ended June 28, 2015 as compared to the thirteen weeks ended June 29, 2014 was primarily due to lower restaurant-level operating margin partially offset by lower general and administrative expense.

The decrease in International income from operations in the twenty-six weeks ended June 28, 2015 as compared to the twenty-six weeks ended June 29, 2014 was primarily due to costs related to the International Restaurant Closure Initiative, partially offset by higher restaurant-level operating margin.

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

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
COMPANY-OWNED RESTAURANT SALES (dollars in millions)	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
U.S.
Outback Steakhouse	$563	$539	$1,167	$1,106
Carrabba’s Italian Grill	185	180	384	367
Bonefish Grill	158	157	329	315
Fleming’s Prime Steakhouse & Wine Bar	70	67	146	140
Other	1	18	7	38
Total	977	961	2,033	1,966
International
Outback Steakhouse-Brazil	70	78	151	149
Outback Steakhouse-South Korea	36	56	86	123
Other	10	9	18	17
Total	116	143	255	289
Total Company-owned restaurant sales	$1,093	$1,104	$2,288	$2,255

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

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
FRANCHISE SALES (dollars in millions) (1)	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Outback Steakhouse
U.S.	$86	$81	$174	$165
International	29	30	58	59
Total	115	111	232	224
Carrabba’s Italian Grill	2	1	3	2
Bonefish Grill	3	3	6	7
Total franchise sales (1)	$120	$115	$241	$233
Income from franchise sales (2)	$4	$5	$9	$10
_____________________

(1)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)	Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive Income in Other revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Non-GAAP Financial Measures

The following information provides a reconciliation of a non-GAAP financial measure to the most comparable financial measure calculated and presented in accordance with GAAP. The use of other non-GAAP financial measures permits investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies within the restaurant industry by isolating the effects of certain items that vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent. We believe that the disclosure of these non-GAAP measures is useful to investors as they form the basis for how our management team and the Board evaluate our operating performance, allocate resources and establish employee incentive plans.

Adjusted restaurant-level operating margin

Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Cost of sales, Labor and other related and Other restaurant operating. The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	JUNE 28, 2015		JUNE 29, 2014
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (2)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.7%	32.7%	32.5%	32.5%
Labor and other related	27.5%	27.8%	27.4%	27.4%
Other restaurant operating	23.3%	23.3%	24.0%	24.0%

Restaurant-level operating margin	16.5%	16.2%	16.1%	16.1%

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2015		JUNE 29, 2014
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (3)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.6%	32.6%	32.5%	32.5%
Labor and other related	27.3%	27.4%	27.2%	27.2%
Other restaurant operating	22.7%	22.7%	23.1%	23.2%

Restaurant-level operating margin	17.5%	17.3%	17.2%	17.1%
_________________

(1)	Includes a $2.7 million adjustment for payroll tax audit contingencies, which was recorded in Labor and other related.

(2)	No adjustments impacted Restaurant-level operating margins during the thirteen weeks ended June 29, 2014.

(3)
Includes an adjustment for the deferred rent liability write-off associated with the Domestic Restaurant Closure Initiative, which was recorded in Other restaurant operating during the twenty-six weeks ended June 29, 2014.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 28, 2015	JUNE 29, 2014	JUNE 28, 2015	JUNE 29, 2014
Income from operations	$62,585	$62,391	$160,286	$152,417
Operating income margin	5.7%	5.6%	7.0%	6.7%
Adjustments:
Restaurant impairments and closing costs (1)	(63)	—	8,807	4,929
Payroll tax audit contingency (2)	(2,671)	—	(2,671)	—
Purchased intangibles amortization (3)	1,123	1,532	2,406	2,990
Restaurant relocations and related costs (4)	122	—	1,291	—
Asset impairments and related costs (5)	746	—	746	—
Transaction-related expenses (6)	40	—	315	1,118
Total income from operations adjustments	(703)	1,532	10,894	9,037
Adjusted income from operations	$61,882	$63,923	$171,180	$161,454
Adjusted operating income margin	5.6%	5.8%	7.4%	7.1%

Net income attributable to Bloomin’ Brands	$32,226	$26,391	$92,814	$80,124
Adjustments:
Income from operations adjustments	(703)	1,532	10,894	9,037
Loss on disposal of business (7)	(121)	—	1,030	—
Loss on extinguishment and modification of debt (8)	2,638	11,092	2,638	11,092
Total adjustments, before income taxes	1,814	12,624	14,562	20,129
Adjustment to provision for income taxes (9)	1,047	(4,847)	(2,580)	(7,542)
Net adjustments	2,861	7,777	11,982	12,587
Adjusted net income	$35,087	$34,168	$104,796	$92,711

Diluted earnings per share	$0.26	$0.21	$0.73	$0.63
Adjusted diluted earnings per share	$0.28	$0.27	$0.82	$0.72

Diluted weighted average common shares outstanding	126,242	128,378	127,501	128,115
_________________

(1)
Represents expenses incurred in the thirteen and twenty-six weeks ended June 28, 2015 for the International and Domestic Restaurant Closure Initiatives and expenses incurred for the Domestic Restaurant Closure Initiative during the twenty-six weeks ended June 29, 2014.

(2)
Relates to a payroll tax audit contingency adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by our employees during calendar year 2011, which is recorded in Labor and other related expenses. In addition, a deferred income tax adjustment has been recorded for the allowable income tax credits for the employer’s share of FICA taxes expected to be paid, which is included in (Benefit) provision for income taxes and offsets the adjustment to Labor and other related expenses. As a result, there is no impact to Net income from this adjustment.

(3)	Represents non-cash intangible amortization recorded as a result of the acquisition of our Brazil operations.

(4)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.

(5)	Represents asset impairment charges and related costs associated with the decision to sell our corporate aircraft.

(6)	Relates primarily to costs incurred with the secondary offerings of our common stock in March 2015 and March 2014, respectively, and other transaction costs.

(7)	Primarily represents the sale of our Roy’s business.

(8)	Relates to the refinancing of our Senior Secured Credit Facility in March 2015 and May 2014, respectively.

(9)
Income tax effect of adjustments for the thirteen and twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively, are calculated based on the statutory rate applicable to jurisdictions in which the above non-GAAP adjustments relate. For the thirteen and twenty-six weeks ended June 28, 2015, a deferred income tax adjustment has been recorded for the allowable income tax credits for the employer’s share of FICA taxes expected to be paid. See footnote 2 to this table.

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

Cash and Cash Equivalents - As of June 28, 2015 and December 28, 2014, we had $132.8 million and $165.7 million, respectively, in cash and cash equivalents, of which $74.0 million and $89.7 million, respectively, was held by foreign affiliates, primarily in South Korea, a portion of which would be subject to additional taxes if repatriated to the United States. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

We consider the undistributed earnings related to our foreign affiliates as of June 28, 2015 to be permanently reinvested and are expected to continue to be permanently reinvested. Determination of the amount of unrecognized deferred U.S. income tax liability on these undistributed earnings is not practicable because of the complexities associated with this hypothetical calculation. However, if we decide to exit a market, initiate a foreign corporate reorganization or identify an exception to our reinvestment policy of undistributed earnings, additional tax liabilities will be recorded.

During fiscal year 2014, we decided to close 36 underperforming international locations, primarily in South Korea. In connection with the International Restaurant Closure Initiative, we expect future cash expenditures of $5.0 million to $7.0 million, primarily related to lease liabilities, through August 2022. We believe our South Korea subsidiary has sufficient cash to meet these obligations and support ongoing operations.

Capital Expenditures - We estimate that our capital expenditures will total between $225.0 million and $235.0 million in 2015. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout 2015.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Credit Facilities - Our credit facilities consist of the Senior Secured Credit Facility and the CMBS Loan. See Note 8 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information. Following is a summary of principal payments and debt issuance from December 31, 2013 to June 28, 2015:

	SENIOR SECURED CREDIT FACILITY			2012 CMBS LOAN
(dollars in thousands)	TERM LOAN A	TERM LOAN B	REVOLVING FACILITY	FIRST MORTGAGE LOAN	FIRST MEZZANINE LOAN	SECOND MEZZANINE LOAN	TOTAL CREDIT FACILITIES
Balance as of December 31, 2013	$—	$935,000	$—	$311,644	$86,131	$86,704	$1,419,479
2014 new debt issued (1)	300,000	—	400,000	—	—	—	700,000
2014 payments (1)	(3,750)	(710,000)	(75,000)	(11,879)	(1,004)	(637)	(802,270)
Balance as of December 28, 2014	296,250	225,000	325,000	299,765	85,127	86,067	1,317,209
2015 new debt issued (2)	—	—	397,300	—	—	—	397,300
2015 payments (2)	(11,250)	(225,000)	(152,300)	(5,844)	(548)	(360)	(395,302)
Balance as of June 28, 2015	$285,000	$—	$570,000	$293,921	$84,579	$85,707	$1,319,207
________________

(1)	$700.0 million relates to the refinancing of our Senior Secured Credit Facility, which did not increase total indebtedness.

(2)	$215.0 million relates to the refinancing of our Senior Secured Credit Facility, which did not increase total indebtedness.

We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of June 28, 2015:

			PRINCIPAL MATURITY DATE	OUTSTANDING
(dollars in thousands)	INTEREST RATE JUNE 28, 2015	ORIGINAL FACILITY		JUNE 28, 2015	DECEMBER 28, 2014
Term loan A, net of discount of $2.9 million (1)	2.17%	$300,000	May 2019	$285,000	$296,250
Term loan B, net of discount of $10.0 million	—%	225,000	October 2019	—	225,000
Revolving credit facility (1) (2)	2.16%	825,000	May 2019	570,000	325,000
Total Senior Secured Credit Facility		1,350,000		855,000	846,250
First mortgage loan (1)	4.11%	324,800	April 2017	293,921	299,765
First mezzanine loan	9.00%	87,600	April 2017	84,579	85,127
Second mezzanine loan	11.25%	87,600	April 2017	85,707	86,067
Total 2012 CMBS loan		500,000		464,207	470,959
Total credit facilities		$1,850,000		$1,319,207	$1,317,209
________________

(1)	Represents the weighted-average interest rate for the respective period.

(2)	Original facility of $600.0 million was increased to $825.0 million in March 2015.

On March 31, 2015, we amended our credit agreement to effect an increase of our existing revolving credit facility in order to fully pay down our existing Term Loan B on April 2, 2015. As of June 28, 2015, we had $225.4 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $29.6 million.

The Amended Credit Agreement contains mandatory prepayment requirements for Term loan A. We are required to prepay outstanding amounts under our term loans with 50% of our annual excess cash flow, as defined in the Amended Credit Agreement. The amount of outstanding term loans required to be prepaid may vary based on our leverage ratio and year-end results. Other than the required minimum amortization premiums of $15.0 million, we do not anticipate any other payments will be required through the next fiscal year.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The 2012 CMBS Loan requires annual amortization payments ranging from approximately $8.4 million to $10.6 million, payable in scheduled monthly installments through March 2017, with the remaining balance due upon maturity in April 2017.

Our Amended Credit Agreement and 2012 CMBS Loan contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See our Annual Report on Form 10-K for further information about our debt covenants. As of June 28, 2015 and December 28, 2014, we were in compliance with these debt covenants.

Cash Flow Hedges of Interest Rate Risk - In September 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a forward start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, we will pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. See Note 11 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015	JUNE 29, 2014
Net cash provided by operating activities	$197,427	$97,246
Net cash used in investing activities	(89,321)	(101,169)
Net cash used in financing activities	(139,118)	(52,676)
Effect of exchange rate changes on cash and cash equivalents	(1,960)	2,571
Net decrease in cash and cash equivalents	$(32,972)	$(54,028)

Operating activities - Net cash provided by operating activities increased during the twenty-six weeks ended June 28, 2015, as compared to the twenty-six weeks ended June 29, 2014 primarily due to: (i) timing of collections of gift card receivables, (ii) lower income tax payments, (iii) lower cash interest payments and (iv) timing of payments on accounts payable. These increases were partially offset by: (i) increased purchases of inventory and (ii) an increase in the redemption of gift cards.

Investing activities

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015	JUNE 29, 2014
Capital expenditures	$(114,251)	$(97,619)
Purchases of life insurance policies	(3,392)	(1,040)
Acquisition of business, net of cash acquired	—	(3,063)
Proceeds received from life insurance policies	14,942	627
Proceeds from sale of a business	7,798	—
Proceeds from disposal of property, fixtures and equipment	3,104	562
Net change in restricted cash, net	2,478	(636)
Net cash used in investing activities	$(89,321)	$(101,169)

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net cash used in investing activities for the twenty-six weeks ended June 28, 2015 consisted primarily of capital expenditures, partially offset by the following: (i) net proceeds from life insurance policies, (ii) proceeds from the sale of Roy’s and (iii) proceeds from the disposal of property, fixtures and equipment. Net cash used in investing activities for the twenty-six weeks ended June 29, 2014 consisted primarily of capital expenditures and net cash paid to acquire certain franchise restaurants.

Financing activities

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2015	JUNE 29, 2014
Repayments of debt	$(396,719)	$(733,090)
Repurchase and retirement of common stock	(100,525)	(799)
Repayments of partner deposits and accrued partner obligations	(27,231)	(13,909)
Cash dividends paid on common stock	(14,814)	—
Distributions to noncontrolling interests	(2,562)	(2,470)
Financing fees	(1,235)	(4,492)
Purchase of limited partnerships and noncontrolling interests	(652)	(17,211)
Proceeds from borrowings	397,336	712,088
Proceeds from exercise of stock options, net of shares withheld for employee taxes	6,012	6,112
Excess tax benefits from stock-based compensation	1,272	1,095
Net cash used in financing activities	$(139,118)	$(52,676)

Net cash used in financing activities for the twenty-six weeks ended June 28, 2015 was primarily attributable to the following: (i) repayments of the Term loan B due to the Senior Secured Credit Facility refinancing in March 2015 and voluntary prepayments, (ii) the repurchase of common stock, (iii) repayments of partner deposits and accrued partner obligations and (iv) payment of cash dividends on our common stock. Net cash used in financing activities was partially offset by the following: (i) proceeds from the refinancing of the Senior Secured Credit Facility and revolving credit facilities and (ii) proceeds from the exercise of stock options.

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

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital:

	JUNE 28,	DECEMBER 28,
(dollars in thousands)	2015	2014
Current assets	$446,481	$600,551
Current liabilities	702,496	840,110
Working capital (deficit)	$(256,015)	$(239,559)

Working capital (deficit) totaled ($256.0) million and ($239.6) million as of June 28, 2015 and December 28, 2014, respectively, and included Unearned revenue from unredeemed gift cards of $258.5 million and $376.7 million as of June 28, 2015 and December 28, 2014, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs

The deferred compensation obligation due to managing and chef partners was $140.8 million and $155.6 million at June 28, 2015 and December 28, 2014, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. During the twenty-six weeks ended June 28, 2015, we sold $16.2 million of rabbi trust corporate-owned life insurance policies to settle obligations under the deferred compensation plans. The unfunded obligation for managing and chef partners’ deferred compensation is $80.7 million at June 28, 2015.

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

DIVIDENDS AND SHARE REPURCHASES

In December 2014, the Board adopted a dividend policy under which it intends to declare quarterly cash dividends on shares of our common stock. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements and other factors that the Board considers relevant.

The Board approved the 2014 Share Repurchase Program in December 2014. Under the share repurchase program, we were authorized to repurchase up to $100.0 million of our outstanding common stock. As of June 28, 2015, no shares remain to be repurchased under this authorization.

In August 2015, the Board approved the 2015 Share Repurchase Program under which we are authorized to repurchase up to $100.0 million of our outstanding common stock. The authorization for the 2015 Share Repurchase Program will expire on February 3, 2017. As of the date of this filing, no shares had been repurchased under the 2015 Share Repurchase Program.

The following table presents our dividends and share repurchases from December 29, 2014 through June 28, 2015:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TAXES RELATED TO SETTLEMENT OF EQUITY AWARDS	TOTAL
Thirteen weeks ended March 29, 2015 (1)	$7,423	$70,000	$322	$77,745
Thirteen weeks ended June 28, 2015	7,391	30,000	203	37,594
Total	$14,814	$100,000	$525	$115,339
________________

(1)	Includes the repurchase of $70.0 million of our common stock in connection with the secondary public offering by Bain Capital in March 2015.

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

Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposures to foreign currency exchange risk are primarily related to fluctuations in the Brazil Real and the South Korea Won relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than the markets identified above and franchised locations, from which we collect royalties in local currency. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. For the twenty-six weeks ended June 28, 2015, a 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net income for our consolidated foreign entities by $28.3 million and $1.4 million, respectively. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

BLOOMIN’ BRANDS, INC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of June 28, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent thirteen weeks ended June 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 14 - Commitments and Contingencies, of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the second quarter of 2015 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended June 28, 2015:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (2)
March 30, 2015 through April 26, 2015	12,428	$23.47	—	$30,000,000
April 27, 2015 through May 24, 2015	1,370,123	$21.90	1,370,123	$—
May 25, 2015 through June 28, 2015	—	$—	—	$—
Total	1,382,551		1,370,123
____________________

(1)
The Board authorized the repurchase of $100.0 million of our outstanding common stock as announced publicly in our press release issued on December 16, 2014 (the “2014 Share Repurchase Program). No additional shares may be repurchased under the 2014 Share Repurchase Program. Common stock purchased during the thirteen weeks ended June 28, 2015 represented shares repurchased under this program in open-market transactions and 12,428 shares withheld for tax payments due upon the vesting of employee restricted stock awards.

(2)
The Board authorized the repurchase of $100.0 million of our outstanding common stock as announced publicly in our press release issued on August 4, 2015 (the “2015 Share Repurchase Program”). The authorization for the 2015 Share Repurchase Program will expire on February 3, 2017. As of the date of this filing, no shares had been repurchased under the 2015 Share Repurchase Program.

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
March 29, 2015 Form 10-Q, Exhibit 10.1

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

Date:	August 4, 2015	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)

[Remainder of page intentionally left blank]