Form 10-Q
period 2015-09-27
Bloomin' Brands, Inc.
filed 2015-11-04
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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

As of October 29, 2015, 119,810,801 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 27, 2015
(Unaudited)

	PART I — FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements	3

	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets — September 27, 2015 and December 28, 2014	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) — For the Thirteen and Thirty-Nine Weeks Ended September 27, 2015 and September 28, 2014	5

	Consolidated Statements of Changes in Stockholders’ Equity — For the Thirty-Nine Weeks Ended September 27, 2015 and September 28, 2014	6

	Consolidated Statements of Cash Flows — For the Thirty-Nine Weeks Ended September 27, 2015 and September 28, 2014	8

	Notes to Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	56

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6.	Exhibits	58

	Signature	59

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 27, 2015	DECEMBER 28, 2014
ASSETS
Current Assets
Cash and cash equivalents	$135,590	$165,744
Current portion of restricted cash and cash equivalents	4,895	6,829
Inventories	79,562	80,817
Deferred income tax assets	125,416	123,866
Assets held for sale	185	16,667
Other current assets, net	95,148	206,628
Total current assets	440,796	600,551
Restricted cash	16,184	25,451
Property, fixtures and equipment, net	1,622,954	1,629,311
Goodwill	306,306	341,540
Intangible assets, net	553,615	585,432
Deferred income tax assets	4,945	6,038
Other assets, net	148,387	155,963
Total assets	$3,093,187	$3,344,286

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 27, 2015	DECEMBER 28, 2014
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$197,267	$191,207
Accrued and other current liabilities	194,817	237,844
Current portion of partner deposits and accrued partner obligations	2,150	8,399
Unearned revenue	236,797	376,696
Current portion of long-term debt, net	21,731	25,964
Total current liabilities	652,762	840,110
Partner deposits and accrued partner obligations	57,360	69,766
Deferred rent	137,288	121,819
Deferred income tax liabilities	177,371	181,125
Long-term debt, net	1,377,942	1,289,879
Other long-term liabilities, net	248,174	260,405
Total liabilities	2,650,897	2,763,104
Commitments and contingencies (Note 14)
Mezzanine Equity
Redeemable noncontrolling interests	24,772	24,733
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of September 27, 2015 and December 28, 2014	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 119,751,468 and 125,949,870 shares issued and outstanding as of September 27, 2015 and December 28, 2014, respectively	1,198	1,259
Additional paid-in capital	1,075,424	1,085,627
Accumulated deficit	(526,023)	(474,994)
Accumulated other comprehensive loss	(140,306)	(60,542)
Total Bloomin’ Brands stockholders’ equity	410,293	551,350
Noncontrolling interests	7,225	5,099
Total stockholders’ equity	417,518	556,449
Total liabilities, mezzanine equity and stockholders’ equity	$3,093,187	$3,344,286

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Revenues
Restaurant sales	$1,020,131	$1,059,217	$3,307,700	$3,314,179
Other revenues	6,590	6,237	20,677	20,046
Total revenues	1,026,721	1,065,454	3,328,377	3,334,225
Costs and expenses
Cost of sales	339,000	348,315	1,083,923	1,080,785
Labor and other related	286,628	295,532	911,653	909,422
Other restaurant operating	243,609	269,480	761,928	791,277
Depreciation and amortization	47,455	48,750	141,316	143,542
General and administrative	69,623	75,417	218,832	221,733
Provision for impaired assets and restaurant closings	1,682	29,081	11,715	36,170
Total costs and expenses	987,997	1,066,575	3,129,367	3,182,929
Income (loss) from operations	38,724	(1,121)	199,010	151,296
Loss on extinguishment and modification of debt	—	—	(2,638)	(11,092)
Other (expense) income, net	(266)	18	(1,356)	171
Interest expense, net	(14,851)	(13,837)	(40,916)	(45,544)
Income (loss) before provision (benefit) for income taxes	23,607	(14,940)	154,100	94,831
Provision (benefit) for income taxes	6,202	(4,110)	41,557	22,839
Net income (loss)	17,405	(10,830)	112,543	71,992
Less: net income attributable to noncontrolling interests	594	613	2,918	3,311
Net income (loss) attributable to Bloomin’ Brands	$16,811	$(11,443)	$109,625	$68,681

Net income (loss)	$17,405	$(10,830)	$112,543	$71,992
Other comprehensive (loss) income:
Foreign currency translation adjustment	(34,157)	(2,754)	(85,801)	10,969
Unrealized losses on derivatives, net of tax	(3,884)	(486)	(7,052)	(486)
Reclassification of adjustment for loss on derivatives included in net income, net of tax	1,115	—	1,115	—
Comprehensive (loss) income	(19,521)	(14,070)	20,805	82,475
Less: comprehensive (loss) income attributable to noncontrolling interests	(11,380)	613	(9,056)	3,311
Comprehensive (loss) income attributable to Bloomin’ Brands	$(8,141)	$(14,683)	$29,861	$79,164

Earnings (loss) per share:
Basic	$0.14	$(0.09)	$0.89	$0.55
Diluted	$0.13	$(0.09)	$0.87	$0.54
Weighted average common shares outstanding:
Basic	121,567	125,289	123,337	125,023
Diluted	124,733	125,289	126,610	128,148

Cash dividends declared per common share	$0.06	$—	$0.18	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 28, 2014	125,950	$1,259	$1,085,627	$(474,994)	$(60,542)	$5,099	$556,449
Net income	—	—	—	109,625	—	1,984	111,609
Other comprehensive (loss) income, net of tax	—	—	—	—	(79,764)	10	(79,754)
Cash dividends declared, $0.18 per common share	—	—	(22,147)	—	—	—	(22,147)
Repurchase and retirement of common stock	(7,043)	(70)	—	(159,929)	—	—	(159,999)
Stock-based compensation	—	—	16,276	—	—	—	16,276
Excess tax benefit on stock-based compensation	—	—	1,058	—	—	—	1,058
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	844	9	6,387	(725)	—	—	5,671
Purchase of noncontrolling interests	—	—	(229)	—	—	—	(229)
Change in the redemption value of redeemable interests	—	—	(11,548)	—	—	—	(11,548)
Distributions to noncontrolling interests	—	—	—	—	—	(3,310)	(3,310)
Contributions from noncontrolling interests	—	—	—	—	—	3,442	3,442
Balance, September 27, 2015	119,751	$1,198	$1,075,424	$(526,023)	$(140,306)	$7,225	$417,518

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2013	124,784	$1,248	$1,068,705	$(565,154)	$(26,418)	$4,328	$482,709
Net income	—	—	—	68,681	—	2,853	71,534
Other comprehensive income, net of tax	—	—	—	—	10,483	—	10,483
Stock-based compensation	—		12,987	—	—	—	12,987
Excess tax benefit on stock-based compensation	—	—	1,067	—	—	—	1,067
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	845	8	6,643	(869)	—	—	5,782
Purchase of limited partnership interests, net of tax of $6,519	—	—	(11,928)	—	—	1,236	(10,692)
Transfer to redeemable noncontrolling interest	—	—	(627)	—	—	—	(627)
Distributions to noncontrolling interests	—	—	—	—	—	(3,505)	(3,505)
Contributions from noncontrolling interests	—	—	—	—	—	174	174
Balance, September 28, 2014	125,629	$1,256	$1,076,847	$(497,342)	$(15,935)	$5,086	$569,912

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Cash flows provided by operating activities:
Net income	$112,543	$71,992
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	141,316	143,542
Amortization of deferred financing fees	2,211	2,378
Amortization of capitalized gift card sales commissions	20,381	20,144
Provision for impaired assets and restaurant closings	11,715	36,170
Accretion on debt discounts	1,372	1,589
Stock-based and other non-cash compensation expense	16,797	14,546
Deferred income tax expense (benefit)	6,053	(1,687)
Loss on disposal of property, fixtures and equipment	1,234	1,548
Gain on life insurance and restricted cash investments	(1,700)	(1,305)
Loss on disposal of business or subsidiary	1,168	—
Loss on extinguishment and modification of debt	2,638	11,092
Recognition of deferred gain on sale-leaseback transaction	(1,592)	(1,605)
Excess tax benefits from stock-based compensation	(1,058)	(1,067)
Change in assets and liabilities:
(Increase) decrease in inventories	(2,214)	14,707
Decrease (increase) in other current assets	71,279	(34,489)
Decrease in other assets	11,414	6,141
Decrease in accounts payable and accrued and other current liabilities	(16,932)	(2,059)
Increase in deferred rent	15,516	14,969
Decrease in unearned revenue	(139,672)	(134,545)
Decrease in other long-term liabilities	(5,175)	(2,513)
Net cash provided by operating activities	247,294	159,548
Cash flows used in investing activities:
Purchases of life insurance policies	(4,447)	(1,682)
Proceeds received from life insurance policies	14,942	627
Proceeds from disposal of property, fixtures and equipment	5,521	4,070
Acquisition of business, net of cash acquired	—	(3,063)
Proceeds from sale of a business	7,798	—
Capital expenditures	(166,783)	(174,432)
Decrease in restricted cash	42,868	19,612
Increase in restricted cash	(33,960)	(21,150)
Investment in unconsolidated affiliates	(877)	—
Net cash used in investing activities	$(134,938)	$(176,018)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Cash flows used in financing activities:
Proceeds from issuance of senior secured Term loan A	$—	$297,088
Extinguishment and modification of senior secured term loan	(215,000)	(700,000)
Repayments of long-term debt	(36,330)	(25,159)
Proceeds from borrowings on revolving credit facilities	523,485	474,500
Repayments of borrowings on revolving credit facilities	(193,300)	(59,500)
Financing fees	(1,260)	(4,492)
Proceeds from the exercise of stock options, net of tax withholdings	6,396	6,642
Distributions to noncontrolling interests	(3,310)	(3,505)
Contributions from noncontrolling interests	3,442	174
Purchase of limited partnership and noncontrolling interests	(652)	(17,211)
Repayments of partner deposits and accrued partner obligations	(35,884)	(17,603)
Repurchase of common stock	(160,724)	(869)
Excess tax benefits from stock-based compensation	1,058	1,067
Cash dividends paid on common stock	(22,147)	—
Net cash used in financing activities	(134,226)	(48,868)
Effect of exchange rate changes on cash and cash equivalents	(8,284)	138
Net cash decrease in cash and cash equivalents	(30,154)	(65,200)
Cash and cash equivalents as of the beginning of the period	165,744	209,871
Cash and cash equivalents as of the end of the period	$135,590	$144,671
Supplemental disclosures of cash flow information:
Cash paid for interest	$39,408	$43,369
Cash paid for income taxes, net of refunds	18,383	43,193
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$—	$503
Change in acquisition of property, fixtures and equipment included in accounts payable or capital lease liabilities	17	11,174
Contribution receivable from noncontrolling interest	—	1,456
Deferred tax effect of purchase of noncontrolling interests	—	6,519

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Description of the Business and Basis of Presentation

Description of the Business - Bloomin’ Brands, Inc., through its subsidiaries (“Bloomin’ Brands” or the “Company”), owns and operates casual, upscale casual and fine dining restaurants primarily in the United States. The Company’s restaurant portfolio has four concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements. In January 2015, the Company sold its Roy’s business.

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

Recently Issued Financial Accounting Standards Not Yet Adopted - In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03: “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. Since ASU No. 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, the FASB issued ASU No. 2015-15: “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU No. 2015-15”) in August 2015. ASU No. 2015-15 clarifies that debt issuance costs related to line-of-credit arrangements may be presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 requires retrospective application. ASU No. 2015-03 and ASU No. 2015-15 will be effective for the Company in fiscal year 2016, with early adoption permitted. The Company does not expect ASU No. 2015-03 and ASU No. 2015-15 to have a material impact on its financial position, results of operations and cash flows.

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

Out-of-Period Adjustments - In the third quarter of 2015, the Company identified and corrected errors in accounting for the allocation of foreign currency translation adjustments (“CTA”) to Redeemable noncontrolling interests and fair value adjustments for Redeemable noncontrolling interests. Management evaluated the materiality of the errors from a qualitative and quantitative perspective and concluded that the errors were immaterial to the current and prior periods. As a result, the Company recorded the cumulative adjustment in its Consolidated Statement of Stockholders’ Equity for the thirty-nine weeks ended September 27, 2015 and Consolidated Statements of Operations and Comprehensive (Loss) Income for the thirteen and thirty-nine weeks ended September 27, 2015:

	FINANCIAL STATMENT LINE ITEM IMPACT	IMPACT BY PERIOD				CUMULATIVE ADJUSTMENT
		FISCAL YEAR
(dollars in thousands)		2013	2014	Q1 2015	Q2 2015
Mezzanine equity:
Allocation of CTA to redeemable noncontrolling interests	Redeemable noncontrolling interests	$(1,762)	$(2,677)	$(2,511)	$(2,282)	$(9,232)
Adjustment for the change in the redemption value of redeemable interests	Redeemable noncontrolling interests	1,715	1,824	1,856	3,276	8,671
Net impact to Mezzanine equity		$(47)	$(853)	$(655)	$994	$(561)

Bloomin’ Brands stockholders’ equity:
Allocation of CTA to redeemable noncontrolling interests	Accumulated other comprehensive loss	$1,762	$2,677	$2,511	$2,282	$9,232
Adjustment for the change in the redemption value of redeemable interests	Additional paid-in capital	(1,715)	(1,824)	(1,856)	(3,276)	(8,671)
Net impact to Bloomin’ Brands stockholders’ equity		$47	$853	$655	$(994)	$561

Other comprehensive (loss) income:
Allocation of CTA to redeemable noncontrolling interests	Comprehensive (loss) income attributable to Bloomin’ Brands	$1,762	$2,677	$2,511	$2,282	$9,232
Allocation of CTA to redeemable noncontrolling interests	Comprehensive (loss) income attributable to noncontrolling interests	(1,762)	(2,677)	(2,511)	(2,282)	(9,232)
Net impact to Other comprehensive (loss) income		$—	$—	$—	$—	$—

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period. These reclassifications had no effect on previously reported net income.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

2.    Disposals, Exit Costs and Acquisitions

The components of Provision for impaired assets and restaurant closings are as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Impairment losses	$1,637	$28,734	$3,789	$29,216
Restaurant closure expenses	45	347	7,926	6,954
Provision for impaired assets and restaurant closings	$1,682	$29,081	$11,715	$36,170

Restaurant Closure Initiatives - During 2014, the Company decided to close 36 underperforming international locations, primarily in South Korea (the “International Restaurant Closure Initiative”). As of September 27, 2015, 35 of the 36 locations have closed. In connection with the International Restaurant Closure Initiative, the Company incurred pre-tax restaurant and other closing costs of $0.1 million and $6.2 million during the thirteen and thirty-nine weeks ended September 27, 2015, respectively, and pre-tax fixed asset impairment costs of $11.6 million during the thirteen and thirty-nine weeks ended September 28, 2014, which were recorded within the International segment.

The Company expects to incur additional charges of approximately $1.0 million, including costs associated with lease obligations, employee terminations and other closure related obligations, through the first half of 2016. Future cash expenditures of $5.0 million to $6.0 million, primarily related to lease liabilities, are expected to occur through the final lease expiration of August 2022.

In the fourth quarter of 2013, the Company completed an assessment of its domestic restaurant base and decided to close 22 underperforming domestic locations (the “Domestic Restaurant Closure Initiative”). Pre-tax restaurant and other closing costs of $1.3 million and $6.0 million were incurred during the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively, in connection with the Domestic Restaurant Closure Initiative, which were recorded within the U.S. segment.

Following is a summary of expenses related to the Domestic and International Restaurant Closure Initiatives recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income (dollars in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
		SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Property, fixtures and equipment impairments	Provision for impaired assets and restaurant closings	$—	$11,573	$—	$11,573
Facility closure and other expenses	Provision for impaired assets and restaurant closings	45	—	7,477	5,972
Severance and other expenses	General and administrative	140	—	1,713	1,035
Reversal of deferred rent liability	Other restaurant operating	—	—	(198)	(2,078)
		$185	$11,573	$8,992	$16,502

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following is a summary of cumulative restaurant closure initiative expenses incurred to date as of September 27, 2015 (dollars in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME	DOMESTIC RESTAURANT CLOSURE INITIATIVE	INTERNATIONAL RESTAURANT CLOSURE INITIATIVE	RESTAURANT CLOSURE INITIATIVES TOTAL
Property, fixtures and equipment impairments	Provision for impaired assets and restaurant closings	$18,695	$11,573	$30,268
Facility closure and other expenses	Provision for impaired assets and restaurant closings	7,289	14,325	21,614
Severance and other expenses	General and administrative	1,035	4,720	5,755
Reversal of deferred rent liability	Other restaurant operating	(2,078)	(1,031)	(3,109)
		$24,941	$29,587	$54,528

The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the Domestic and International Restaurant Closure Initiatives, during the thirty-nine weeks ended September 27, 2015:

THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015
Beginning of the period	$11,000
Charges	9,534
Cash payments	(11,878)
Adjustments (1)	(1,608)
End of the period (2)	$7,048
________________

(1)	Adjustments to facility closure and other costs represent changes in sublease assumptions and the impact of lease settlements on the Company’s remaining lease obligations.

(2)	As of September 27, 2015, the Company had exit-related accruals of $2.8 million recorded in Accrued and other current liabilities and $4.2 million recorded in Other long-term liabilities, net.

Roy’s - On January 26, 2015, the Company sold its Roy’s business to United Ohana, LLC (the “Buyer”), for a purchase price of $10.0 million, less certain liabilities, and recognized a loss on sale of $0.1 million and $0.9 million, which was recorded in Other expense, net, during the thirteen and thirty-nine weeks ended September 27, 2015, respectively. The sale agreement contained a provision obligating the Company to pay the Buyer up to $5.0 million, if certain lease contingencies are not resolved prior to April 2018 and the Buyer is damaged. In July 2015, these lease contingencies were satisfactorily resolved.

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

Following the decision to sell Roy’s, the Company recorded pre-tax impairment charges of $6.0 million for Assets held for sale during the thirteen and thirty-nine weeks ended September 28, 2014. This impairment charge was recorded in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following are the components of Roy’s included in the Consolidated Statements of Operations and Comprehensive (Loss) Income during the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Restaurant sales	$—	$15,717	$5,729	$52,117
Loss before income taxes (1) (2)	$(124)	$(6,962)	$(765)	$(6,393)
________________

(1)	Includes loss on sale of $0.1 million and $0.9 million during the thirteen and thirty-nine weeks ended September 27, 2015.

(2)	Includes impairment charges of $6.0 million for Assets held for sale during the thirteen and thirty-nine weeks ended September 28, 2014.

Other Disposals - During the third quarter of 2014, the Company decided to sell both of its corporate airplanes. In connection with this decision, the Company recognized pre-tax asset impairment charges of $10.6 million for the thirteen and thirty-nine weeks ended September 28, 2014. During the thirty-nine weeks ended September 27, 2015, the Company recognized additional pre-tax asset impairment charges of $0.7 million. The impairment charges are recorded in Provision for impaired assets and restaurant closings in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company completed the sale of its remaining corporate aircraft during the third quarter of 2015 for net proceeds of $2.0 million.

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

In April 2015, certain Former Equity Holders exercised options to sell their remaining interests in the Brazil Joint Venture to the Company for total cash consideration of $0.7 million. This transaction resulted in a reduction of $0.5 million and $0.2 million of Mezzanine equity and Additional paid-in capital, respectively, during the thirty-nine weeks ended September 27, 2015. As a result of the option exercise, the Company now owns 90.25% of the Brazil Joint Venture.

In connection with the Company’s acquisition of the Brazil Joint Venture in 2013, $7.9 million of the Company’s cash was held in escrow for customary indemnification obligations. The Former Equity Holders had an equal amount of cash held in escrow. In 2015, the Company and the Former Equity Holders agreed to release all escrow cash. The release of cash was reflected in the Company’s Consolidated Balance Sheet as of September 27, 2015.

3.    Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share based on the weighted average number of common shares that were outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of stock options, restricted stock, restricted stock units and performance-based share units, using the treasury stock method. Performance-based share units are considered dilutive when the related performance criterion has been met.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents the computation of basic and diluted earnings (loss) per share:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Net income (loss) attributable to Bloomin’ Brands	$16,811	$(11,443)	$109,625	$68,681

Basic weighted average common shares outstanding	121,567	125,289	123,337	125,023

Effect of diluted securities:
Stock options	2,966	—	3,071	3,055
Nonvested restricted stock, restricted stock units and performance-based share units	200	—	202	70
Diluted weighted average common shares outstanding	124,733	125,289	126,610	128,148

Basic earnings (loss) per share	$0.14	$(0.09)	$0.89	$0.55
Diluted earnings (loss) per share	$0.13	$(0.09)	$0.87	$0.54

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect was antidilutive were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Stock options	2,828	5,519	2,616	3,385
Nonvested restricted stock and restricted stock units	28	359	38	251

4.    Stock-based Compensation

The Company recognized stock-based compensation expense as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Stock options	$2,633	$3,611	$7,612	$9,177
Restricted stock and restricted stock units	1,823	863	4,973	2,601
Performance-based share units	939	398	2,628	933
	$5,395	$4,872	$15,213	$12,711

During the thirty-nine weeks ended September 27, 2015, the Company made grants to its employees of 1.2 million stock options, 0.6 million time-based restricted stock units and 0.2 million performance-based share units.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows:

THIRTY-NINE WEEKS ENDED
SEPTEMBER 27, 2015
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

(4)	Volatility for the thirty-nine weeks ended September 27, 2015 is based on the historical volatilities of the Company’s stock and the stock of comparable peer companies.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of September 27, 2015:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$24,663	2.7
Restricted stock and restricted stock units	$20,392	3.0
Performance-based share units	$1,604	0.4

5.    Other Current Assets, Net

Other current assets, net, consisted of the following:

(dollars in thousands)	SEPTEMBER 27, 2015	DECEMBER 28, 2014
Prepaid expenses	$24,271	$30,260
Accounts receivable - vendors, net	20,398	27,340
Accounts receivable - franchisees, net	3,114	1,159
Accounts receivable - other, net	31,740	107,178
Other current assets, net	15,625	40,691
	$95,148	$206,628

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

6.    Goodwill and Intangible Assets, Net

(dollars in thousands)	U.S. SEGMENT	INTERNATIONAL SEGMENT	CONSOLIDATED
Balance as of December 28, 2014	$172,711	$168,829	$341,540
Translation adjustments	—	(35,234)	(35,234)
Balance as of September 27, 2015	$172,711	$133,595	$306,306

The Company performed an annual assessment of goodwill and other indefinite-lived intangible assets during the fiscal second quarters of 2015 and 2014. In connection with the annual assessment, no goodwill or indefinite-lived intangible asset impairments were recorded in the thirteen and thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively.

7.    Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

(dollars in thousands)	SEPTEMBER 27, 2015	DECEMBER 28, 2014
Accrued payroll and other compensation	$88,659	$121,548
Accrued insurance	22,513	19,455
Other current liabilities	83,645	96,841
	$194,817	$237,844

Accrued Payroll Taxes - In May 2015 and October 2015, the IRS issued an audit adjustment of $3.3 million and $3.1 million, respectively, to the Company for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by the Company’s employees during calendar year 2011 and 2012, respectively. As of September 27, 2015 and December 28, 2014, the Company had $3.1 million and $12.0 million, respectively, recorded in Accrued and other current liabilities in the Company’s Consolidated Balance Sheet for payroll tax audits.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

8.    Long-term Debt, Net

Following is a summary of outstanding long-term debt:

	SEPTEMBER 27, 2015		DECEMBER 28, 2014
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$281,250	2.19%	$296,250	2.16%
Term loan B	—	—%	225,000	3.50%
Revolving credit facility (1)	655,000	2.18%	325,000	2.16%
Total Senior Secured Credit Facility	936,250		846,250
2012 CMBS loan:
First mortgage loan (1)	291,768	4.12%	299,765	4.08%
First mezzanine loan	84,317	9.00%	85,127	9.00%
Second mezzanine loan	85,546	11.25%	86,067	11.25%
Total 2012 CMBS Loan	461,631		470,959
Capital lease obligations	2,746		634
Other long-term debt (2)	2,513	0.73% to 7.60%	4,073	0.52% to 7.00%
	$1,403,140		$1,321,916
Less: current portion of long-term debt, net	(21,731)		(25,964)
Less: unamortized debt discount	(3,467)		(6,073)
Long-term debt, net	$1,377,942		$1,289,879
________________

(1)	Represents the weighted-average interest rate for the respective period.

(2)	Balance is comprised of sale-leaseback obligations and uncollateralized notes payable. Interest rates presented relate to the notes payable.

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

Revolving Credit Facility - Fees on letters of credit and the daily unused availability under the revolving credit facility as of September 27, 2015 were 2.13% and 0.30%, respectively. As of September 27, 2015, $29.6 million of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing.

Debt Covenants - As of September 27, 2015 and December 28, 2014, the Company was in compliance with its debt covenants.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Loss on Modification and Extinguishment of Debt - Following is a summary of loss on extinguishment and modification of debt recorded in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015 (1)	SEPTEMBER 28, 2014 (2)
Refinancing of Senior Secured Credit Facility	$2,638	$11,092
________________

(1)	The loss was comprised of the write-off of $1.4 million of deferred financing fees and the write-off of $1.2 million of unamortized debt discount.

(2)	The loss was comprised of the write-off of $5.5 million of deferred financing fees, the write-off of $4.9 million of unamortized debt discount and a prepayment penalty of $0.7 million.

Deferred Financing Fees - During the second quarter of 2015, the Company deferred $1.2 million of financing costs incurred in connection with the amendment to the Credit Agreement. The deferred financing costs are included in Other assets, net in the Consolidated Balance Sheets.

9.    Redeemable Noncontrolling Interests

THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015
Balance, beginning of period	$24,733
Change in redemption value of Redeemable noncontrolling interests	2,877
Net income attributable to Redeemable noncontrolling interests	934
Foreign currency translation attributable to Redeemable noncontrolling interests	(2,752)
Purchase of Redeemable noncontrolling interests (1)	(459)
Out-of period adjustment - foreign currency translation attributable to Redeemable noncontrolling interests (2)	(9,232)
Out-of period adjustment - change in redemption value of Redeemable noncontrolling interests (2)	8,671
Balance, end of period	$24,772
________________

(1)
In April 2015, certain equity holders of PGS Par exercised options to sell their remaining interests in the Brazil Joint Venture. See Note 2 - Disposals, Exit Costs and Acquisitions for further information.

(2)
In the third quarter of 2015, the Company identified and corrected errors in accounting for the allocation of foreign currency translation adjustments to Redeemable noncontrolling interests and fair value adjustments for Redeemable noncontrolling interests. See Note 1 - Description of the Business and Basis of Presentation for further details.

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

Share Repurchases - In December 2014, the Company’s Board of Directors (the “Board”) approved a share repurchase program (the “2014 Share Repurchase Program”) under which the Company was authorized to repurchase up to $100.0 million of its outstanding common stock. As of September 27, 2015, no shares remained available for purchase under the 2014 Share Repurchase Program.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

In August 2015, the Board approved a new share repurchase program (the “2015 Share Repurchase Program”) under which the Company is authorized to repurchase up to $100.0 million of its outstanding common stock. The authorization for the 2015 Share Repurchase Program will expire on February 3, 2017. As of September 27, 2015, $40.0 million remained available for the repurchase of common stock under the 2015 Share Repurchase Program.

Following is a summary of the shares repurchased under the Company’s share repurchase programs:

	NUMBER OF SHARES (in thousands)	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT (in thousands)
Thirteen weeks ended March 29, 2015 (1)	2,759	$25.37	$70,000
Thirteen weeks ended June 28, 2015	1,370	$21.90	30,000
Thirteen weeks ended September 27, 2015	2,914	$20.59	59,999
Total common stock repurchases	7,043	$22.72	$159,999
________________

(1)	Includes the repurchase of $70.0 million of the Company’s common stock in connection with the secondary public offering by Bain Capital in March 2015.

Shares repurchased are retired. The par value of the repurchased shares is deducted from common stock and the excess of the purchase price over the par value of the shares is recorded to Accumulated deficit.

Dividends - The Company declared and paid dividends per share during the periods presented as follows:

	DIVIDENDS PER SHARE	AMOUNT (in thousands)
Thirteen weeks ended March 29, 2015	$0.06	$7,423
Thirteen weeks ended June 28, 2015	0.06	7,391
Thirteen weeks ended September 27, 2015	0.06	7,333
Total cash dividends declared and paid	$0.18	$22,147

In October 2015, the Board declared a quarterly cash dividend of $0.06 per share, payable on November 25, 2015 to shareholders of record at the close of business on November 13, 2015.

Accumulated Other Comprehensive Loss - Following are the components of Accumulated other comprehensive loss (“AOCL”):

(dollars in thousands)	SEPTEMBER 27, 2015	DECEMBER 28, 2014
Foreign currency translation adjustment	$(131,976)	$(58,149)
Unrealized losses on derivatives, net of tax	(8,330)	(2,393)
Accumulated other comprehensive loss	$(140,306)	$(60,542)

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following are the components of Other comprehensive (loss) income during the periods presented:

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2015			SEPTEMBER 27, 2015
(dollars in thousands)	BLOOMIN’ BRANDS, INC.	NON- CONTROLLING INTERESTS	REDEEMABLE NON- CONTROLLING INTERESTS	BLOOMIN’ BRANDS, INC.	NON- CONTROLLING INTERESTS	REDEEMABLE NON- CONTROLLING INTERESTS
Foreign currency translation adjustment	$(31,415)	$10	$(2,752)	$(83,059)	$10	$(2,752)
Out-of period adjustment - foreign currency translation (1)	9,232	—	(9,232)	9,232	—	(9,232)
Total foreign currency translation adjustment	$(22,183)	$10	$(11,984)	$(73,827)	$10	$(11,984)
Unrealized losses on derivatives, net of tax (2)	$(3,884)	$—	$—	$(7,052)	$—	$—
Reclassification of adjustment for loss on derivatives included in net income, net of tax (3)	1,115	—	—	1,115	—	—
Total unrealized losses on derivatives, net of tax	$(2,769)	$—	$—	$(5,937)	$—	$—
Other comprehensive loss	$(24,952)	$10	$(11,984)	$(79,764)	$10	$(11,984)

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2014			SEPTEMBER 28, 2014
(dollars in thousands)	BLOOMIN’ BRANDS, INC.	NON- CONTROLLING INTERESTS	REDEEMABLE NON- CONTROLLING INTERESTS	BLOOMIN’ BRANDS, INC.	NON- CONTROLLING INTERESTS	REDEEMABLE NON- CONTROLLING INTERESTS
Foreign currency translation adjustment	$(2,754)	$—	$—	$10,969	$—	$—
Unrealized losses on derivatives, net of tax (2)	(486)	—	—	(486)	—	—
Other comprehensive (loss) income	$(3,240)	$—	$—	$10,483	$—	$—
________________

(1)
In the third quarter of 2015, the Company identified and corrected errors in accounting for the allocation of foreign currency translation adjustments to Redeemable noncontrolling interests. See Note 1 - Description of the Business and Basis of Presentation for further details.

(2)
Amounts attributable to Bloomin’ Brands, Inc are net of tax benefit of $2.5 million and $4.5 million for the thirteen and thirty-nine weeks ended September 27, 2015, respectively, and $0.3 million for the thirteen and thirty-nine weeks ended September 28, 2014.

(3)	Amounts attributable to Bloomin’ Brands, Inc are net of tax benefit of $0.7 million for the thirteen and thirty-nine weeks ended September 27, 2015.

Noncontrolling Interests - In 2015, certain former equity holders of PGS Par contributed approximately $3.2 million to the Company for a noncontrolling interest in a new concept in Brazil (Abbraccio). Recognition of the noncontrolling interest was reflected in the Company’s Consolidated Statement of Stockholders’ Equity for the thirty-nine weeks ended September 27, 2015.

11.    Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages economic risks, including interest rate risk, primarily by managing the amount, sources and duration of its debt funding and through the use of derivative financial instruments. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

DESIGNATED HEDGES
Cash Flow Hedges of Interest Rate Risk - On September 9, 2014, the Company entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of the Company’s variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, the Company pays a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receives payments from the counterparty based on the 30-day LIBOR rate.

The interest rate swaps, which have been designated and qualify as a cash flow hedge, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. Fair value changes in the interest rate swaps are recognized in AOCL for all effective portions. Balances in AOCL are subsequently reclassified to earnings in the same period that the hedged interest payments affect earnings. The Company estimates $6.5 million will be reclassified as an increase to interest expense over the next twelve months.

The following table presents the fair value, accrued interest and classification of the Company’s interest rate swaps:

(dollars in thousands)	SEPTEMBER 27, 2015	DECEMBER 28, 2014	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$6,104	$2,617	Accrued and other current liabilities
Interest rate swaps - liability	7,552	1,307	Other long-term liabilities, net
Total fair value of derivative instruments (1)	$13,656	$3,924

Accrued interest	$627	$—	Accrued and other current liabilities
____________________

(1)	See Note 12 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the interest rate swap on Net income (loss) for the thirteen and thirty-nine weeks ended September 27, 2015 and September 28, 2014:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Interest rate swap expense recognized in Interest expense, net (1)	$(1,828)	$—	$(1,828)	$—
Income tax benefit recognized in (Provision) benefit for income taxes	713	—	713	—
Total effects of the interest rate swaps on Net income (loss)	$(1,115)	$—	$(1,115)	$—
____________________

(1)	During the thirteen and thirty-nine weeks ended September 27, 2015 and September 28, 2014, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

The Company records its derivatives on the Consolidated Balance Sheets on a gross balance basis. The Company’s derivatives are subject to master netting arrangements. As of September 27, 2015, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 27, 2015, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

As of September 27, 2015, the fair value of the Company’s derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $14.6 million. As of September 27, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 27, 2015, it could have been required to settle its obligations under the agreements at their termination value of $14.6 million.

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of September 27, 2015 and December 28, 2014:

	SEPTEMBER 27, 2015			DECEMBER 28, 2014
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$3,888	$3,888	$—	$4,602	$4,602	$—
Money market funds	9,741	9,741	—	7,842	7,842	—
Restricted cash equivalents:
Fixed income funds	551	551	—	—	—	—
Money market funds	65	65	—	3,360	3,360	—
Total asset recurring fair value measurements	$14,245	$14,245	$—	$15,804	$15,804	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$6,104	$—	$6,104	$2,617	$—	$2,617
Derivative instruments - commodities	577	—	577	566	—	566
Other long-term liabilities:
Derivative instruments - interest rate swaps	7,552	—	7,552	1,307	—	1,307
Total liability recurring fair value measurements	$14,233	$—	$14,233	$4,490	$—	$4,490

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
Derivative instruments primarily relate to the interest rate swaps. Fair value measurements are based on a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives and uses observable market-based inputs, including interest rate curves and credit spreads. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of September 27, 2015 and December 28, 2014, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2015		SEPTEMBER 27, 2015
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$185	$44	$3,538	$1,072
Property, fixtures and equipment (1)	1,624	1,593	2,574	2,717
	$1,809	$1,637	$6,112	$3,789

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2014		SEPTEMBER 28, 2014
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$24,773	$16,588	$24,773	$16,588
Property, fixtures and equipment (2)	1,213	12,146	4,164	12,628
	$25,986	$28,734	$28,937	$29,216
________________

(1)
Carrying value approximates fair value with all assets measured using Level 2 inputs for the thirteen and thirty-nine weeks ended September 27, 2015 and September 28, 2014. A third-party market appraisal (Level 2) and a purchase contract (Level 2) were used to estimate the fair value. Refer to Note 2 - Disposals, Exit Costs and Acquisitions for discussion of impairments related to corporate airplanes and Roy’s recognized during the thirteen and thirty-nine weeks ended September 28, 2014.

(2)
Carrying value approximates fair value with all assets measured using Level 2 inputs for the thirteen weeks ended September 28, 2014 and $3.5 million and $0.6 million measured using Level 2 and Level 3 inputs, respectively, for the thirty-nine weeks ended September 28, 2014. A third-party market appraisal (Level 2) and discounted cash flow models (Level 3) were used to estimate the fair value.

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of September 27, 2015 and December 28, 2014 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of September 27, 2015 and December 28, 2014:

	SEPTEMBER 27, 2015			DECEMBER 28, 2014
		FAIR VALUE			FAIR VALUE
(dollars in thousands)	CARRYING VALUE	LEVEL 2	LEVEL 3	CARRYING VALUE	LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$281,250	$275,625	$—	$296,250	$294,769	$—
Term loan B	—	—	—	225,000	222,188	—
Revolving credit facility	655,000	650,906	—	325,000	322,563	—
CMBS loan:
Mortgage loan	291,768	—	298,323	299,765	—	308,563
First mezzanine loan	84,317	—	84,376	85,127	—	85,187
Second mezzanine loan	85,546	—	86,461	86,067	—	86,988
Other notes payable	1,362	—	1,119	2,722	—	2,625

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

13.    Income Taxes

The effective income tax rates for the thirteen and thirty-nine weeks ended September 27, 2015 were 26.3% and 27.0%, respectively, compared to 27.5% and 24.1% for the thirteen and thirty-nine weeks ended September 28, 2014, respectively. The net decrease in the effective income tax rate for the thirteen weeks ended September 27, 2015 was due to (i) a reduction in the overall U.S. state income tax rate primarily for a return to provision adjustment, (ii) the reduction of uncertain tax positions and (iii) a change in the blend of taxable income across the Company’s U.S. and international subsidiaries. The decrease in the effective income tax rate was partially offset by the favorable resolution of a payroll tax audit contingency that resulted in a deferred tax adjustment.

The net increase in the effective income rate for the thirty-nine weeks ended September 27, 2015 was due to the favorable resolution of a payroll tax audit contingency that resulted in a deferred tax adjustment, partially offset by a change in the blend of taxable income across our U.S. and international subsidiaries.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 28, 2014. Revenues for all segments include only transactions with customers and include no intersegment revenues. Excluded from net income from operations for U.S. and International are certain legal and corporate costs not directly related to the performance of the segments, interest and other expenses related to the Company’s credit agreements and derivative instruments, certain stock-based compensation expenses, certain bonus expense and certain insurance expenses managed centrally.

The following table is a summary of Total revenue by segment:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Total revenues
U.S.	$902,453	$915,435	$2,947,445	$2,893,104
International	124,268	150,019	380,932	441,121
Total revenues	$1,026,721	$1,065,454	$3,328,377	$3,334,225

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a reconciliation of Segment income (loss) from operations to Income (loss) before provision (benefit) for income taxes:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Segment income (loss) from operations
U.S.	$60,891	$54,734	$281,564	$242,903
International	9,770	(2,968)	24,376	21,539
Total segment income from operations	70,661	51,766	305,940	264,442
Unallocated corporate operating expense	(31,937)	(52,887)	(106,930)	(113,146)
Total income (loss) from operations	38,724	(1,121)	199,010	151,296
Loss on extinguishment and modification of debt	—	—	(2,638)	(11,092)
Other (expense) income, net	(266)	18	(1,356)	171
Interest expense, net	(14,851)	(13,837)	(40,916)	(45,544)
Income (loss) before provision (benefit) for income taxes	$23,607	$(14,940)	$154,100	$94,831

The following table is a summary of Depreciation and amortization expense by segment:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Depreciation and amortization
U.S.	$38,025	$36,740	$112,410	$109,749
International	6,507	8,397	20,033	22,670
Corporate	2,923	3,613	8,873	11,123
Total depreciation and amortization	$47,455	$48,750	$141,316	$143,542

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

(xv)      Strategic actions, including acquisitions and dispositions, and our success in integrating any acquired or newly created businesses; and

(xvi)     Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 28, 2014.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 27, 2015, we owned and operated 1,327 restaurants and franchised 170 restaurants across 48 states, Puerto Rico, Guam and 22 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
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

Executive Summary

Our financial results for the thirteen weeks ended September 27, 2015 (“third quarter 2015”) include the following:

•	U.S. comparable restaurant sales were 1.3% lower, primarily due to a decline in customer traffic.

•
A decrease in total revenues of 3.6% to $1.0 billion in the third quarter of 2015, as compared to the third quarter of 2014, was primarily due to: (i) the effect of foreign currency translation, (ii) restaurant closures, (iii) the sale of Roy’s and (iv) lower comparable restaurant sales, primarily at Bonefish Grill and Carrabba’s Italian Grill. The decrease in revenues was partially offset by: (i) restaurant openings and (ii) an increase in comparable restaurant sales at our existing restaurants in Brazil and Korea.

•
Income from operations of $38.7 million in the third quarter of 2015 as compared to a loss from operations of $1.1 million in the third quarter of 2014, was primarily due to lower impairments and restaurant closing costs, lower general and administrative expense and an increase in operating margin at the restaurant-level. Operating margin at the restaurant-level increased primarily due to productivity savings, advertising efficiencies and the favorable resolution of a payroll tax audit contingency. These increases were partially offset by commodity and wage rate inflation.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In August 2015, the Board approved the 2015 Share Repurchase Program under which we are authorized to repurchase up to $100.0 million of our outstanding common stock. The authorization for the 2015 Share Repurchase Program will expire on February 3, 2017. As of the date of this filing, $60.0 million of our common stock has been repurchased under the 2015 Share Repurchase Program.

Credit Agreement Amendment - On March 31, 2015, OSI, our wholly-owned subsidiary, entered into the Amendment to its Existing Credit Agreement, to effect an increase of OSI’s existing revolving credit facility from $600.0 million to $825.0 million in order to fully pay down its existing Term Loan B on April 2, 2015. No other material changes were made to the terms of OSI’s Existing Credit Agreement as a result of the Amendment. In connection with the Amendment, we recognized a loss on modification and extinguishment of debt of $2.6 million.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

Number of restaurants (at end of the period):	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
U.S.
Outback Steakhouse
Company-owned	649	648
Franchised	105	105
Total	754	753
Carrabba’s Italian Grill
Company-owned	244	243
Franchised	3	1
Total	247	244
Bonefish Grill
Company-owned	208	196
Franchised	5	5
Total	213	201
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	66	66
Roy’s (1)
Company-owned	—	20
International
Company-owned
Outback Steakhouse - South Korea (2)	75	105
Outback Steakhouse - Brazil (3)	71	59
Other	14	11
Franchised	57	51
Total	217	226
System-wide total	1,497	1,510
____________________

(1)	On January 26, 2015, we sold our Roy’s concept.

(2)
In Q1 2015, we adopted a policy that relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are considered a closure. Prior periods for South Korea have been revised to conform to the current year presentation.

(3)	The restaurant counts for Brazil are reported as of August 2015 and 2014, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations and Comprehensive (Loss) Income in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Revenues
Restaurant sales	99.4%	99.4%	99.4%	99.4%
Other revenues	0.6	0.6	0.6	0.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	33.2	32.9	32.8	32.6
Labor and other related (1)	28.1	27.9	27.6	27.4
Other restaurant operating (1)	23.9	25.4	23.0	23.9
Depreciation and amortization	4.6	4.6	4.2	4.3
General and administrative	6.8	7.1	6.6	6.7
Provision for impaired assets and restaurant closings	0.2	2.7	0.4	1.1
Total costs and expenses	96.2	100.1	94.0	95.5
Income (loss) from operations	3.8	(0.1)	6.0	4.5
Loss on extinguishment and modification of debt	—	—	(0.1)	(0.3)
Other (expense) income, net	(*)	*	(*)	*
Interest expense, net	(1.5)	(1.3)	(1.3)	(1.4)
Income (loss) before provision (benefit) for income taxes	2.3	(1.4)	4.6	2.8
Provision (benefit) for income taxes	0.6	(0.4)	1.2	0.6
Net income (loss)	1.7	(1.0)	3.4	2.2
Less: net income attributable to noncontrolling interests	0.1	0.1	0.1	0.1
Net income (loss) attributable to Bloomin’ Brands	1.6%	(1.1)%	3.3%	2.1%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESTAURANT SALES

Following is a summary of the change in restaurant sales for the thirteen and thirty-nine weeks ended September 27, 2015 as compared to last year:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the period ended September 28, 2014	$1,059.2	$3,314.2
Change from:
Effect of foreign currency translation	(39.0)	(79.7)
Restaurant closings	(24.5)	(78.2)
Divestiture of Roy’s	(15.7)	(46.8)
Comparable restaurant sales (1)	(4.2)	52.9
Restaurant openings (1)	44.3	121.0
Change in fiscal year	—	24.3
For the period ended September 27, 2015	$1,020.1	$3,307.7
____________________

(1)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The decrease in Restaurant sales in the thirteen weeks ended September 27, 2015 was primarily attributable to: (i) the effect of foreign currency translation, due to the depreciation of the Brazil Real and South Korea Won, (ii) the closing of 56 restaurants since June 29, 2014, (iii) the sale of 20 Roy’s restaurants and (iv) lower comparable restaurant sales, primarily at Bonefish Grill and Carrabba’s Italian Grill. The decrease in restaurant sales was partially offset by: (i) the opening of 83 new restaurants not included in our comparable restaurant sales base and (ii) an increase in comparable restaurant sales at our existing restaurants, primarily in Brazil and South Korea.

The decrease in Restaurant sales in the thirty-nine weeks ended September 27, 2015 was primarily attributable to: (i) the effect of foreign currency translation, due to the depreciation of the Brazil Real and South Korea Won (ii) the closing of 83 restaurants since December 31, 2013, (iii) the sale of 20 Roy’s restaurants and (iv) lower comparable restaurant sales at Bonefish Grill and Outback Steakhouse in South Korea. The decrease in restaurant sales was partially offset by: (i) the opening of 109 new restaurants not included in our comparable restaurant sales base, (ii) an increase in comparable restaurant sales at our existing restaurants, primarily at Outback Steakhouse in the U.S. and Brazil and (iii) two additional operating days during the thirty-nine weeks ended September 27, 2015 due to a change in our fiscal year-end in 2014.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales and Menu Price Increases
Following is a summary of comparable restaurant sales and general menu price increases:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Comparable restaurant sales (stores open 18 months or more) (1) (2):
U.S.
Outback Steakhouse	0.1%	4.8%	3.1%	2.1%
Carrabba’s Italian Grill	(2.0)%	(1.2)%	0.4%	(1.4)%
Bonefish Grill	(6.1)%	2.6%	(2.8)%	0.5%
Fleming’s Prime Steakhouse & Wine Bar	(0.6)%	4.8%	2.0%	3.1%
Combined U.S.	(1.3)%	3.3%	1.6%	1.3%
International
Outback Steakhouse - Brazil	6.1%	8.9%	4.9%	8.7%
Outback Steakhouse - South Korea	6.0%	(21.4)%	(2.7)%	(18.5)%

Year over year percentage change:
Menu price increases (3):
U.S.
Outback Steakhouse	2.6%	3.3%	3.3%	2.6%
Carrabba’s Italian Grill	2.2%	2.8%	2.2%	2.7%
Bonefish Grill	2.9%	3.0%	2.7%	2.8%
Fleming’s Prime Steakhouse & Wine Bar	3.9%	2.2%	2.9%	3.5%
International
Outback Steakhouse - Brazil	6.1%	7.3%	5.7%	7.2%
Outback Steakhouse - South Korea	2.1%	1.9%	2.0%	0.9%
____________________

(1)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(2)
Due to our conversion to a 52-53 week fiscal year in 2014, there were two more days in the thirty-nine weeks ended September 27, 2015 as compared to the thirty-nine weeks ended September 28, 2014. These additional days increased total revenues by $24.3 million and have been excluded from our comparable restaurant sales calculation for the thirty-nine weeks ended September 27, 2015.

(3)	The stated menu price changes exclude the impact of product mix shifts to new menu offerings and discounts.

Our comparable restaurant sales represent the growth from restaurants opened 18 months or more. For the thirteen weeks ended September 27, 2015, combined U.S. comparable restaurant sales decreased due to decreases in traffic, partially offset by an increase from pricing. Customer traffic decreases were primarily due to promotional activities that did not drive the expected levels of incremental traffic and an industry decrease in casual dining dinner traffic.
For the thirty-nine weeks ended September 27, 2015, combined U.S. comparable restaurant sales increased due to increases from pricing and product mix, partially offset by decreases in traffic. Customer traffic decreases were primarily due to Bonefish Grill, which lapped higher promotional activities in fiscal year 2014. In future quarters, we will slow Bonefish Grill restaurant development until there is improvement in our sales results.
For the thirteen weeks ended September 27, 2015, comparable restaurant sales for Brazil increased due to increases in pricing. For the thirty-nine weeks ended September 27, 2015, comparable restaurant sales for Brazil increased primarily due to increases in pricing, partially offset by decreases in product mix.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable restaurant sales for South Korea increased for the thirteen weeks ended September 27, 2015 due to increases in traffic and pricing, partially offset by discounts and decreases from product mix. Customer traffic increased in South Korea due to an increase from promotional activities.
Comparable restaurant sales for South Korea decreased for the thirty-nine weeks ended September 27, 2015 due to discounts and decreases in traffic, partially offset by increases from pricing and product mix. Customer traffic decreased in South Korea due to macro-economic conditions and the outbreak of Middle East Respiratory Syndrome (MERS), partially offset by an increase from promotional activities during the thirteen weeks ended September 27, 2015.
Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$62,152	$61,790	$66,862	$64,441
Carrabba’s Italian Grill	$52,650	$53,565	$58,003	$57,495
Bonefish Grill	$54,323	$57,785	$59,434	$61,888
Fleming’s Prime Steakhouse & Wine Bar	$69,045	$69,594	$79,641	$78,213
International
Outback Steakhouse - Brazil (1)	$76,169	$110,982	$84,335	$111,571
Outback Steakhouse - South Korea (2)	$42,827	$42,330	$43,247	$43,651
Operating weeks:
U.S.
Outback Steakhouse	8,438	8,433	25,308	25,263
Carrabba’s Italian Grill	3,172	3,132	9,506	9,307
Bonefish Grill	2,698	2,525	8,003	7,451
Fleming’s Prime Steakhouse & Wine Bar	858	858	2,574	2,553
International
Outback Steakhouse - Brazil	923	732	2,615	2,062
Outback Steakhouse - South Korea	978	1,385	2,966	4,158
____________________

(1)
Translated at an average exchange rate of 3.27 and 2.24 for the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively, and 3.00 and 2.29 for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively.

(2)
Translated at an average exchange rate of 1,167.93 and 1,025.85 for the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively, and 1,120.59 and 1,042.81 for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change
Cost of sales	$339.0	$348.3		$1,083.9	$1,080.8
% of Restaurant sales	33.2%	32.9%	0.3%	32.8%	32.6%	0.2%

Cost of sales, consisting of food and beverage costs, increased as a percentage of Restaurant sales in the thirteen weeks ended September 27, 2015 as compared to the thirteen weeks ended September 28, 2014. The increase as a percentage of Restaurant sales was primarily due to: (i) 1.2% from higher commodity costs, primarily beef, and (ii) 0.6% from product mix. These increases were partially offset by decreases as a percentage of Restaurant sales due to: (i) 1.0% from the impact of certain cost savings initiatives, (ii) 0.4% from menu price increases and (iii) 0.2% from lower seafood commodity costs.

Cost of sales increased as a percentage of Restaurant sales in the thirty-nine weeks ended September 27, 2015 as compared to the thirty-nine weeks ended September 28, 2014. The increase as a percentage of Restaurant sales was primarily due to: (i) 1.1% from higher commodity costs, primarily beef, and (ii) 0.5% from product mix. These increases were partially offset by decreases as a percentage of Restaurant sales due to: (i) 1.0% from the impact of certain cost savings initiatives and (ii) 0.5% from menu price increases.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change
Labor and other related	$286.6	$295.5		$911.7	$909.4
% of Restaurant sales	28.1%	27.9%	0.2%	27.6%	27.4%	0.2%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to deferred compensation plans and other restaurant-level incentive compensation expenses. Labor and other related expenses increased as a percentage of Restaurant sales in the thirteen weeks ended September 27, 2015 as compared to the thirteen weeks ended September 28, 2014. The increase as a percentage of Restaurant sales was primarily due to: (i) 0.9% from higher kitchen and service labor costs due to higher wage rates and lunch expansion across certain concepts and (ii) 0.3% from higher field management compensation based on individual restaurant performance. These increases were partially offset by decreases as a percentage of Restaurant sales primarily attributable to: (i) 0.5% from the impact of certain cost savings initiatives, (ii) 0.3% due to the favorable resolution of a payroll tax audit contingency and (ii) 0.2% from higher Outback and Brazil average unit volumes.

Labor and other related expenses increased as a percentage of Restaurant sales in the thirty-nine weeks ended September 27, 2015 as compared to the thirty-nine weeks ended September 28, 2014. The increase as a percentage of Restaurant sales was primarily due to: (i) 0.9% from higher kitchen and service labor costs due to higher wage rates and lunch expansion across certain concepts and (ii) 0.2% from higher field management compensation based on individual restaurant performance. These increases were partially offset by decreases as a percentage of Restaurant sales primarily attributable to: (i) 0.5% from higher Outback and Brazil average unit volumes, (ii) 0.4% from the impact of certain cost savings initiatives and (iii) 0.1% due to the favorable resolution of a payroll tax audit contingency.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change
Other restaurant operating	$243.6	$269.5		$761.9	$791.3
% of Restaurant sales	23.9%	25.4%	(1.5)%	23.0%	23.9%	(0.9)%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. The decrease as a percentage of Restaurant sales in the thirteen weeks ended September 27, 2015 as compared to the thirteen weeks ended September 28, 2014 was primarily due to: (i) 0.9% from a decrease due to marketing efficiencies with a shift to digital advertising from television, (ii) 0.4% from a decrease in general liability insurance expense, (iii) 0.3% from the impact of certain cost savings initiatives, (iv) 0.2% from sales and use tax refunds, (v) 0.1% from higher Outback average unit volumes and (vi) 0.1% from lower utilities. The decreases were partially offset by increases as a percentage of Restaurant sales primarily due to: (i) 0.2% from higher repairs and maintenance, (ii) 0.2% from an increase in operating supplies primarily due to lunch expansion and (iii) 0.2% from higher rent due to relocations to prime sites.

The decrease as a percentage of Restaurant sales in the thirty-nine weeks ended September 27, 2015 as compared to the thirty-nine weeks ended September 28, 2014 was primarily due to: (i) 0.6% from a decrease due to marketing efficiencies with a shift to digital advertising from television, (ii) 0.4% from higher U.S. average unit volumes and (iii) 0.2% from the impact of certain cost savings initiatives. The decreases were partially offset by increases as a percentage of Restaurant sales primarily due to: (i) 0.2% from repairs and maintenance and (ii) 0.2% from an increase in operating supplies primarily due to lunch expansion.

Depreciation and amortization

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change
Depreciation and amortization	$47.5	$48.8		$141.3	$143.5
% of Total revenues	4.6%	4.6%	—%	4.2%	4.3%	(0.1)%

Depreciation and amortization expense as a percentage of Total revenues decreased in the thirty-nine weeks ended September 27, 2015 as compared to the thirty-nine weeks ended September 28, 2014. The decrease as a percentage of Total revenues was primarily due to less depreciation for certain information technology assets that fully depreciated in the fourth quarter of 2014, the sale of Roy’s in the first quarter of 2015 and lower depreciation for South Korea assets due to impairments related to the International Restaurant Closure Initiative. These decreases were partially offset by increases as a percentage of Total revenues primarily due to additional depreciation expense related to the opening of new restaurants and the remodel of existing restaurants.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the changes in general and administrative expenses:

	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2015	SEPTEMBER 27, 2015
For the period ended September 28, 2014	$75.4	$221.7
Change from:
Severance	(3.9)	(3.1)
Foreign currency exchange	(2.1)	(4.2)
Compensation, benefits and payroll tax	(1.7)	(6.4)
Incentive compensation	(0.5)	5.4
Legal & professional fees	1.9	2.7
Life insurance investments	0.6	3.0
Employee stock-based compensation	0.3	2.2
Other	(0.4)	(2.5)
For the period ended September 27, 2015	$69.6	$218.8

During the thirteen weeks ended September 27, 2015, general and administrative expense decreased from the thirteen weeks ended September 28, 2014, primarily from the following items:

•	Severance expense was lower due to an organizational realignment of certain functions during fiscal 2014.

•	Foreign currency exchange primarily includes the depreciation of the Brazil Real.

•
Employee compensation, benefits and payroll tax decreased primarily due to lower headcount from our organizational realignment in the second half of fiscal 2014 and the International Restaurant Closure Initiative, partially offset by investment in our information technology function and higher costs related to benefit plans.

•
Legal and professional fees were higher due to: (i) certain professional service fees, (ii) certain technology projects supporting the growth of our operations and (iii) legal costs associated with the Cardoza litigation.

During the thirty-nine weeks ended September 27, 2015, general and administrative expense decreased from the thirty-nine weeks ended September 28, 2014, primarily from the following items:

•
Severance expense was lower due to an organizational realignment of certain functions during fiscal 2014, partially offset by severance incurred in fiscal 2015 in connection with the International Restaurant Closure Initiative.

•	Foreign exchange primarily includes the depreciation of the Brazil Real.

•
Employee compensation, benefits and payroll tax was lower primarily due to lower headcount resulting from our organizational realignment in the second half of fiscal 2014 and the International Restaurant Closure Initiative, partially offset by higher costs related to benefit plans.

•	Incentive compensation was higher due to improved performance against current year objectives compared to prior year.

•	Legal and professional fees were higher due to certain technology projects supporting the growth of our operations and certain professional service fees.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•	A net decrease in the cash surrender value of life insurance investments related to our partner deferred compensation programs.

•	Employee stock-based compensation increased due to additional grants.

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change
Provision for impaired assets and restaurant closings	$1.7	$29.1	$(27.4)	$11.7	$36.2	$(24.5)

Restaurant Closure Initiatives - In fiscal 2014, we decided to close 36 underperforming international locations, primarily in South Korea. In connection with the International Restaurant Closure Initiative, we incurred pre-tax restaurant closing costs of approximately $0.1 million and $6.2 million during the thirteen and thirty-nine weeks ended September 27, 2015, respectively, and $11.6 million during the thirteen and thirty-nine weeks ended September 28, 2014. We expect to incur additional charges of approximately $1.0 million, including costs associated with lease obligations, employee terminations and other closure related obligations, through the first half of 2016.

In the fourth quarter of 2013, we completed an assessment of our domestic restaurant base and decided to close 22 underperforming domestic locations. Approximately $1.3 million and $6.0 million of pre-tax restaurant closing costs were incurred during the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively, in connection with the Domestic Restaurant Closure Initiative.

Roy’s - In connection with the decision to sell Roy’s, the Company recorded pre-tax impairment charges of $6.0 million for Assets held for sale during the thirteen and thirty-nine weeks ended September 28, 2014.

Other Disposals - During the third quarter of 2014, we decided to sell both of our corporate airplanes. In connection with this decision, we recognized pre-tax asset impairment charges of $10.6 million for the thirteen and thirty-nine weeks ended September 28, 2014. During the thirty-nine weeks ended September 27, 2015, we recognized additional pre-tax asset impairment charges of $0.7 million for corporate aircraft.

The remaining restaurant impairment and closing charges resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for relocation or closure.

See Note 2 - Disposals, Exit Costs and Acquisitions of the Notes to Consolidated Financial Statements for further information.

Income (loss) from operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change
Income (loss) from operations	$38.7	$(1.1)	$39.8	$199.0	$151.3	$47.7
% of Total revenues	3.8%	(0.1)%	3.9%	6.0%	4.5%	1.5%

The increase in income from operations during the thirteen weeks ended September 27, 2015 as compared to the thirteen weeks ended September 28, 2014 was primarily due to lower impairments and restaurant closing costs, lower general and administrative expense and an increase in operating margin at the restaurant-level.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The increase in income from operations during the thirty-nine weeks ended September 27, 2015 as compared to the thirty-nine weeks ended September 28, 2014 was primarily due to lower impairments and restaurant closing costs, an increase in operating margin at the restaurant-level and lower general and administrative expense.

Other (expense) income, net

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change
Other (expense) income, net	$(0.3)	$—	$(0.3)	$(1.4)	$0.2	$(1.6)

The increase in Other (expense) income, net in the thirty-nine weeks ended September 27, 2015 as compared to the thirty-nine weeks ended September 28, 2014 was primarily due to the sale of our Roy’s business.

Interest expense, net

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change
Interest expense, net	$14.9	$13.8	$1.1	$40.9	$45.5	$(4.6)

The increase in net interest expense in the thirteen weeks ended September 27, 2015 as compared to the thirteen weeks ended September 28, 2014 was primarily attributable to additional expense related to the interest rate swaps, partially offset by decreases from the refinancing of the Senior Secured Credit Facilities in March 2015 and the repayment of long-term debt during fiscal year 2014.

The decrease in net interest expense in the thirty-nine weeks ended September 27, 2015 as compared to the thirty-nine weeks ended September 28, 2014 was primarily due to the refinancing of the Senior Secured Credit Facilities in March 2015 and May 2014 and the repayment of long-term debt during fiscal year 2014. These decreases were partially offset by additional expense related to the interest rate swaps.

Provision (benefit) for income taxes

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	Change
Effective income tax rate	26.3%	27.5%	(1.2)%	27.0%	24.1%	2.9%

The net decrease in the effective income tax rate for the thirteen weeks ended September 27, 2015 was due to: (i) a reduction in the overall U.S. state income tax rate primarily for a return to provision adjustment, (ii) the reduction of uncertain tax positions and (iii) a change in the blend of taxable income across our U.S. and international subsidiaries. The decrease in the effective income tax rate was partially offset by the favorable resolution of a payroll tax audit contingency that resulted in a deferred tax adjustment.

The net increase in the effective income rate for the thirty-nine weeks ended September 27, 2015 was due to the favorable resolution of a payroll tax audit contingency that resulted in a deferred tax adjustment, partially offset by a change in the blend of taxable income across our U.S. and international subsidiaries.

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

Revenues for both segments include only transactions with customers and include no intersegment revenues. Excluded from net income from operations for U.S. and International are legal and certain corporate costs not directly related to the performance of the segments, interest and other expenses related to our credit agreements and derivative instruments, certain stock-based compensation expenses, certain bonus expense and certain insurance expenses managed centrally.
Following is a reconciliation of segment income (loss) from operations to the consolidated operating results:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Segment income (loss) from operations
U.S.	$60,891	$54,734	$281,564	$242,903
International	9,770	(2,968)	24,376	21,539
Total segment income from operations	70,661	51,766	305,940	264,442
Unallocated corporate operating expense - Cost of sales, Labor and other related and Other restaurant operating	7,306	(1,641)	14,995	9,681
Unallocated corporate operating expense - Depreciation and amortization and General and administrative	(39,243)	(51,246)	(121,925)	(122,827)
Unallocated corporate operating expense	(31,937)	(52,887)	(106,930)	(113,146)
Total income (loss) from operations	38,724	(1,121)	199,010	151,296
Loss on extinguishment and modification of debt	—	—	(2,638)	(11,092)
Other (expense) income, net	(266)	18	(1,356)	171
Interest expense, net	(14,851)	(13,837)	(40,916)	(45,544)
Income (loss) before provision (benefit) for income taxes	$23,607	$(14,940)	$154,100	$94,831

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

U.S. Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Revenues
Restaurant sales	$897,280	$910,482	$2,930,644	$2,876,965
Other revenues	5,173	4,953	16,801	16,139
Total revenues	$902,453	$915,435	$2,947,445	$2,893,104
Restaurant-level operating margin	13.5%	13.5%	15.8%	15.5%
Income from operations	60,891	54,734	281,564	242,903
Operating income margin	6.7%	6.0%	9.6%	8.4%

Restaurant sales

Following is a summary of the change in U.S. segment restaurant sales for the thirteen and thirty-nine weeks ended September 27, 2015:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the period ended September 28, 2014	$910.5	$2,877.0
Change from:
Restaurant openings (1)	18.2	51.0
Comparable restaurant sales (1)	(11.5)	44.0
Change in fiscal year	—	22.8
Divestiture of Roy’s	(15.7)	(46.8)
Restaurant closings	(4.2)	(17.4)
For the period ended September 27, 2015	$897.3	$2,930.6
____________________

(1)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The decrease in U.S. Restaurant sales in the thirteen weeks ended September 27, 2015 was primarily attributable to: (i) the sale of 20 Roy’s restaurants in January 2015, (ii) lower comparable restaurant sales at Bonefish Grill and Carrabba’s Italian Grill and (iii) the closing of ten restaurants since June 29, 2014. The decrease in U.S. Restaurant sales was partially offset by the opening of 42 new restaurants not included in our comparable restaurant sales base.

The increase in U.S. Restaurant sales in the thirty-nine weeks ended September 27, 2015 was primarily attributable to: (i) the opening of 60 new restaurants not included in our comparable restaurant sales base, (ii) an increase in comparable restaurant sales at our existing restaurants, primarily Outback Steakhouse and (iii) two additional operating days during the thirty-nine weeks ended September 27, 2015 due to a change in our fiscal year-end in 2014. The increase in U.S. Restaurant sales was partially offset by: (i) the sale of 20 Roy’s restaurants in January 2015, (ii) the closing of 31 restaurants since December 31, 2013 and (iii) lower comparable restaurant sales at Bonefish Grill.

Restaurant-level operating margin

Restaurant-level operating margin in the U.S. was flat during the thirteen weeks ended September 27, 2015 as compared to the thirteen weeks ended September 28, 2014. U.S. restaurant-level operating margin increased primarily due to the impact of certain cost saving initiatives and lower marketing spend. The increase in restaurant-level operating margin was offset by decreases due to commodity inflation, product mix and higher kitchen and labor costs due to higher wage rates and lunch expansion across certain concepts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The increase in U.S. restaurant-level operating margin in the thirty-nine weeks ended September 27, 2015 as compared to the thirty-nine weeks ended September 28, 2014, was primarily due to the impact of certain cost saving initiatives, higher average unit volumes and lower marketing spend. This increase was partially offset by commodity inflation, higher kitchen and labor costs due to higher wage rates and lunch expansion across certain concepts and product mix.

Income from operations

The increase in U.S. income from operations generated in the thirteen weeks ended September 27, 2015 as compared to the thirteen weeks ended September 28, 2014 was primarily due to a decrease in impairment expense and lower General and administrative expense. We incurred impairment expense in fiscal year 2014 in connection with the decision to sell Roy’s. General and administrative expense for the U.S. segment decreased primarily due to lower compensation and benefits driven by our organizational realignment in the second half of fiscal 2014.

The increase in U.S. income from operations generated in the thirty-nine weeks ended September 27, 2015 as compared to the thirty-nine weeks ended September 28, 2014 was primarily due to: (i) higher restaurant-level operating income, (ii) lower General and administrative expense and (iii) a decrease in impairment and restaurant closing costs related to the Domestic Restaurant Closure Initiative and our decision to sell Roy’s. General and administrative expense for the U.S. segment decreased primarily due to lower compensation and benefits driven by our organizational realignment in the second half of fiscal 2014 and lower incentive compensation.

International Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Revenues
Restaurant sales	$122,851	$148,735	$377,056	$437,214
Other revenues	1,417	1,284	3,876	3,907
Total revenues	$124,268	$150,019	$380,932	$441,121
Restaurant-level operating margin	18.0%	16.6%	19.0%	17.9%
Income (loss) from operations	$9,770	$(2,968)	$24,376	$21,539
Operating income (loss) margin	7.9%	(2.0)%	6.4%	4.9%

Restaurant sales

Following is a summary of the changes in International segment restaurant sales for the thirteen and thirty-nine weeks ended September 27, 2015:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the period ended September 28, 2014	$148.7	$437.2
Change from:
Effect of foreign currency translation	(39.0)	(79.7)
Restaurant closings	(20.3)	(60.8)
Restaurant openings	26.2	70.0
Comparable restaurant sales	7.3	8.9
Change in fiscal year	—	1.5
For the period ended September 27, 2015	$122.9	$377.1

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The decrease in Restaurant sales in the thirteen weeks ended September 27, 2015 was primarily attributable to: (i) the effect of foreign currency translation for the Brazil Real and South Korea Won relative to the U.S. dollar and (ii) the closing of 46 restaurants since June 29, 2014, primarily due to the International Restaurant Closure Initiative. The decrease in restaurant sales was partially offset by: (i) the opening of 41 new restaurants not included in our comparable restaurant sales base and (ii) an increase in comparable restaurant sales in Brazil and South Korea.

The decrease in Restaurant sales in the thirty-nine weeks ended September 27, 2015 was primarily attributable to: (i) the effect of foreign currency translation of the Brazil Real and South Korean Won relative to the U.S. dollar, (ii) the closing of 52 restaurants since December 31, 2013 and (iii) lower comparable restaurant sales in South Korea. The decrease in restaurant sales was partially offset by: (i) the opening of 49 new restaurants not included in our comparable restaurant sales base, (ii) an increase in comparable restaurant sales in Brazil and (iii) two additional operating days during the thirty-nine weeks ended September 27, 2015 due to a change in our fiscal year-end in 2014.

Restaurant-level operating margin

The increase in International restaurant-level operating margin in the thirteen and thirty-nine weeks ended September 27, 2015 as compared to the thirteen and thirty-nine weeks ended September 28, 2014 was primarily due to higher average unit volumes and the impact of certain cost saving initiatives. The increase was partially offset by commodity and labor inflation.

Income (loss) from operations

The increase in International income from operations in the thirteen and thirty-nine weeks ended September 27, 2015 as compared to the thirteen and thirty-nine weeks ended September 28, 2014 was primarily due to higher average unit volumes, a decrease in impairment and restaurant closing costs related to the International Restaurant Closure Initiative and lower Depreciation and amortization expense.

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
COMPANY-OWNED RESTAURANT SALES (dollars in millions)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
U.S.
Outback Steakhouse	$524	$521	$1,691	$1,627
Carrabba’s Italian Grill	167	168	551	535
Bonefish Grill	147	146	476	461
Fleming’s Prime Steakhouse & Wine Bar	59	60	205	200
Other	—	16	7	54
Total	897	911	2,930	2,877
International
Outback Steakhouse-Brazil	70	81	221	230
Outback Steakhouse-South Korea	42	58	128	181
Other	11	9	29	26
Total	123	148	378	437
Total Company-owned restaurant sales	$1,020	$1,059	$3,308	$3,314

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
FRANCHISE SALES (dollars in millions) (1)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Outback Steakhouse
U.S.	$83	$79	$257	$244
International	30	32	88	91
Total	113	111	345	335
Carrabba’s Italian Grill	3	1	6	3
Bonefish Grill	3	3	9	10
Total franchise sales (1)	$119	$115	$360	$348
Income from franchise sales (2)	$4	$4	$13	$14
_____________________

(1)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive (Loss) Income in Other revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Non-GAAP Financial Measures

The following information provides a reconciliation of non-GAAP financial measures to the most comparable financial measure calculated and presented in accordance with GAAP. The use of other non-GAAP financial measures permits investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies within the restaurant industry by isolating the effects of certain items that vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent. We believe that the disclosure of these non-GAAP measures is useful to investors as they form the basis for how our management team and the Board evaluate our operating performance, allocate resources and establish employee incentive plans.

Adjusted restaurant-level operating margin

Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Cost of sales, Labor and other related and Other restaurant operating. The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 27, 2015		SEPTEMBER 28, 2014
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (2)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	33.2%	33.2%	32.9%	32.9%
Labor and other related	28.1%	28.4%	27.9%	27.9%
Other restaurant operating	23.9%	23.9%	25.4%	25.4%

Restaurant-level operating margin	14.8%	14.5%	13.8%	13.8%

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2015		SEPTEMBER 28, 2014
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (3)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.8%	32.8%	32.6%	32.6%
Labor and other related	27.6%	27.7%	27.4%	27.4%
Other restaurant operating	23.0%	23.0%	23.9%	23.9%

Restaurant-level operating margin	16.6%	16.5%	16.1%	16.0%
_________________

(1)
Includes adjustments for payroll tax audit contingencies of $2.9 million and $5.6 million for the thirteen and thirty-nine weeks ended September 27, 2015, respectively, which were recorded in Labor and other related.

(2)	No adjustments impacted Restaurant-level operating margin during the thirteen weeks ended September 28, 2014.

(3)
Includes an adjustment for the deferred rent liability write-off associated with the Domestic Restaurant Closure Initiative, which was recorded in Other restaurant operating during the thirty-nine weeks ended September 28, 2014.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Income (loss) from operations	$38,724	$(1,121)	$199,010	$151,296
Operating income (loss) margin	3.8%	(0.1)%	6.0%	4.5%
Adjustments:
Restaurant impairments and closing costs (1)	185	11,573	8,992	16,502
Payroll tax audit contingency (2)	(2,916)	—	(5,587)	—
Purchased intangibles amortization (3)	1,047	1,545	3,453	4,535
Restaurant relocations, remodels and related costs (4)	1,872	—	3,163	—
Asset impairments and related costs (5)	—	16,952	746	16,952
Transaction-related expenses (6)	750	—	1,065	1,118
Legal and contingent matters (7)	1,239	—	1,239	—
Severance (8)	—	5,362	—	5,362
Total income from operations adjustments	2,177	35,432	13,071	44,469
Adjusted income from operations	$40,901	$34,311	$212,081	$195,765
Adjusted operating income margin	4.0%	3.2%	6.4%	5.9%

Net income (loss) attributable to Bloomin’ Brands	$16,811	$(11,443)	$109,625	$68,681
Adjustments:
Income from operations adjustments	2,177	35,432	13,071	44,469
Loss on disposal of business and disposal of assets (9)	298	—	1,328	—
Loss on extinguishment and modification of debt (10)	—	—	2,638	11,092
Total adjustments, before income taxes	2,475	35,432	17,037	55,561
Adjustment to provision for income taxes (11)	(665)	(11,360)	(3,245)	(18,902)
Net adjustments	1,810	24,072	13,792	36,659
Adjusted net income	$18,621	$12,629	$123,417	$105,340

Diluted earnings (loss) per share	$0.13	$(0.09)	$0.87	$0.54
Adjusted diluted earnings per share	$0.15	$0.10	$0.97	$0.82

Basic weighted average common shares outstanding	121,567	125,289	123,337	125,023
Diluted weighted average common shares outstanding (12)	124,733	128,201	126,610	128,148
_________________

(1)	Represents expenses incurred for the International and Domestic Restaurant Closure Initiatives.

(2)
Relates to a payroll tax audit contingency adjustment, for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by our employees during calendar years 2011 and 2012, which is recorded in Labor and other related expenses. In addition, a deferred income tax adjustment has been recorded for the allowable income tax credits for the employer’s share of FICA taxes expected to be paid, which is included in Provision (benefit) for income taxes and offsets the adjustment to Labor and other related expenses. As a result, there is no impact to Net income from this adjustment.

(3)	Represents non-cash intangible amortization recorded as a result of the acquisition of our Brazil operations.

(4)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation and remodel programs.

(5)	Represents asset impairment charges and related costs associated with our decision to sell the Roy’s concept and corporate aircraft.

(6)	Relates primarily to costs incurred with the secondary offerings of our common stock in March 2015 and March 2014, respectively, and other transaction costs.

(7)	Fees and expenses related to certain legal and contingent matters, including the Cardoza litigation.

(8)	Relates to severance expense incurred as a result of our organizational realignment.

(9)	Primarily represents the sale of our Roy’s business.

(10)	Relates to the refinancing of our Senior Secured Credit Facility in March 2015 and May 2014, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(11)
Income tax effect of adjustments for the thirteen and thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively, are calculated based on the statutory rate applicable to jurisdictions in which the above non-GAAP adjustments relate. Additionally, for the thirteen and thirty-nine weeks ended September 27, 2015, a deferred income tax adjustment has been recorded for the allowable income tax credits for the employer’s share of FICA taxes expected to be paid. See footnote 2 to this table.

(12)
Due to the net loss, the effect of dilutive securities was excluded from the calculation of diluted (loss) earnings per share for the thirteen weeks ended September 28, 2014. For adjusted diluted earnings per share, stock options of 2,912 are included in the dilutive calculation.

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

Cash and Cash Equivalents - As of September 27, 2015 we had $135.6 million in cash and cash equivalents, of which $82.6 million was held by foreign affiliates, primarily in South Korea, a portion of which would be subject to additional taxes if repatriated to the United States. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

We consider the undistributed earnings related to our foreign affiliates as of September 27, 2015 to be permanently reinvested and are expected to continue to be permanently reinvested. Determination of the amount of unrecognized deferred U.S. income tax liability on these undistributed earnings is not practicable because of the complexities associated with this hypothetical calculation. However, if we decide to exit a market, initiate a foreign corporate reorganization or identify an exception to our reinvestment policy of undistributed earnings, additional tax liabilities will be recorded.

During fiscal year 2014, we decided to close 36 underperforming international locations, primarily in South Korea. In connection with the International Restaurant Closure Initiative, we expect future cash expenditures of $5.0 million to $6.0 million, primarily related to lease liabilities, through August 2022. We believe our South Korea subsidiary has sufficient cash to meet these obligations and support ongoing operations.

Capital Expenditures - We estimate that our capital expenditures will total between $225.0 million and $235.0 million in 2015. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout the balance of 2015.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Credit Facilities - Our credit facilities consist of the Senior Secured Credit Facility and the CMBS Loan. See Note 8 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information. Following is a summary of principal payments and debt issuance from December 31, 2013 to September 27, 2015:

	SENIOR SECURED CREDIT FACILITY			2012 CMBS LOAN
(dollars in thousands)	TERM LOAN A	TERM LOAN B	REVOLVING FACILITY	FIRST MORTGAGE LOAN	FIRST MEZZANINE LOAN	SECOND MEZZANINE LOAN	TOTAL CREDIT FACILITIES
Balance as of December 31, 2013	$—	$935,000	$—	$311,644	$86,131	$86,704	$1,419,479
2014 new debt issued (1)	300,000	—	400,000	—	—	—	700,000
2014 payments (1)	(3,750)	(710,000)	(75,000)	(11,879)	(1,004)	(637)	(802,270)
Balance as of December 28, 2014	296,250	225,000	325,000	299,765	85,127	86,067	1,317,209
2015 new debt issued (2)	—	—	523,300	—	—	—	523,300
2015 payments (2)	(15,000)	(225,000)	(193,300)	(7,997)	(810)	(521)	(442,628)
Balance as of September 27, 2015	$281,250	$—	$655,000	$291,768	$84,317	$85,546	$1,397,881
________________

(1)	$700.0 million relates to the refinancing of our Senior Secured Credit Facility, which did not increase total indebtedness.

(2)	$215.0 million relates to the refinancing of our Senior Secured Credit Facility, which did not increase total indebtedness.

We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of September 27, 2015:

				OUTSTANDING
(dollars in thousands)	INTEREST RATE SEPTEMBER 27, 2015	ORIGINAL FACILITY	PRINCIPAL MATURITY DATE	SEPTEMBER 27, 2015	DECEMBER 28, 2014
Term loan A, net of discount of $2.9 million (1)	2.19%	$300,000	May 2019	$281,250	$296,250
Term loan B, net of discount of $10.0 million	—%	225,000	October 2019	—	225,000
Revolving credit facility (1) (2)	2.18%	825,000	May 2019	655,000	325,000
Total Senior Secured Credit Facility		1,350,000		936,250	846,250
First mortgage loan (1)	4.12%	324,800	April 2017	291,768	299,765
First mezzanine loan	9.00%	87,600	April 2017	84,317	85,127
Second mezzanine loan	11.25%	87,600	April 2017	85,546	86,067
Total 2012 CMBS loan		500,000		461,631	470,959
Total credit facilities		$1,850,000		$1,397,881	$1,317,209
________________

(1)	Represents the weighted-average interest rate for the respective period.

(2)	Original facility of $600.0 million was increased to $825.0 million in March 2015.

On March 31, 2015, we amended our credit agreement to effect an increase of our existing revolving credit facility in order to fully pay down our existing Term Loan B on April 2, 2015. As of September 27, 2015, we had $140.4 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $29.6 million.

The Amended Credit Agreement contains mandatory prepayment requirements for Term loan A. We are required to prepay outstanding amounts under our term loans with 50% of our annual excess cash flow, as defined in the Amended Credit Agreement. The amount of outstanding term loans required to be prepaid may vary based on our leverage ratio and year-end results. Other than the required minimum amortization premiums of $11.3 million, we do not anticipate any other payments will be required through the next four quarters.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The 2012 CMBS Loan requires amortization payments of $16.6 million, payable in scheduled monthly installments through March 2017, with the remaining balance due upon maturity in April 2017. We are exploring strategic options for the repayment of our CMBS Loan, which may include terminating the existing facility prior to the maturity date and the financing or sale of a portion of our real estate portfolio.

Our Amended Credit Agreement and 2012 CMBS Loan contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See our Annual Report on Form 10-K for further information about our debt covenants. As of September 27, 2015 and December 28, 2014, we were in compliance with these debt covenants.

Cash Flow Hedges of Interest Rate Risk - On September 9, 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, we pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. See Note 11 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Net cash provided by operating activities	$247,294	$159,548
Net cash used in investing activities	(134,938)	(176,018)
Net cash used in financing activities	(134,226)	(48,868)
Effect of exchange rate changes on cash and cash equivalents	(8,284)	138
Net cash decrease in cash and cash equivalents	$(30,154)	$(65,200)

Operating activities - Net cash provided by operating activities increased during the thirty-nine weeks ended September 27, 2015, as compared to the thirty-nine weeks ended September 28, 2014 primarily due to: (i) timing of collections of gift card receivables, (ii) lower income tax payments and (iii) lower cash interest payments. These increases were partially offset by: (i) timing of payroll payments, (ii) increased purchases of inventory and (iii) an increase in the redemption of gift cards.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Investing activities

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Capital expenditures	$(166,783)	$(174,432)
Purchases of life insurance policies	(4,447)	(1,682)
Investment in unconsolidated affiliates	(877)	—
Acquisition of business, net of cash acquired	—	(3,063)
Proceeds received from life insurance policies	14,942	627
Net change in restricted cash	8,908	(1,538)
Proceeds from sale of a business	7,798	—
Proceeds from disposal of property, fixtures and equipment	5,521	4,070
Net cash used in investing activities	$(134,938)	$(176,018)

Net cash used in investing activities for the thirty-nine weeks ended September 27, 2015 consisted primarily of capital expenditures and purchases of Company-owned life insurance, partially offset by the following: (i) proceeds from life insurance policies, (ii) the release of escrow cash related to the Brazil Joint Venture acquisition, (iii) proceeds from the sale of Roy’s and (iv) proceeds from the disposal of property, fixtures and equipment.

Net cash used in investing activities for the thirty-nine weeks ended September 28, 2014 consisted primarily of capital expenditures and net cash paid to acquire certain franchise restaurants, partially offset by proceeds from the disposal of property, fixtures and equipment.

Financing activities

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2015	SEPTEMBER 28, 2014
Repayments of debt	$(444,630)	$(784,659)
Repurchase of common stock	(160,724)	(869)
Repayments of partner deposits and accrued partner obligations	(35,884)	(17,603)
Cash dividends paid on common stock	(22,147)	—
Distributions to noncontrolling interests	(3,310)	(3,505)
Financing fees	(1,260)	(4,492)
Purchase of limited partnership and noncontrolling interests	(652)	(17,211)
Proceeds from borrowings	523,485	771,588
Proceeds from exercise of stock options	6,396	6,642
Contributions from noncontrolling interests	3,442	174
Excess tax benefits from stock-based compensation	1,058	1,067
Net cash used in financing activities	$(134,226)	$(48,868)

Net cash used in financing activities for the thirty-nine weeks ended September 27, 2015 was primarily attributable to the following: (i) repayments of the Term loan B due to the Senior Secured Credit Facility refinancing in March 2015 and voluntary prepayments, (ii) the repurchase of common stock, (iii) repayments of partner deposits and accrued partner obligations and (iv) payment of cash dividends on our common stock. Net cash used in financing activities was partially offset by the following: (i) proceeds from the refinancing of the Senior Secured Credit Facility and (ii) proceeds from the exercise of stock options.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net cash used in financing activities for the thirty-nine weeks ended September 28, 2014 was primarily attributable to the following: (i) repayments of the Term loan B due to the Senior Secured Credit Facility refinancing in May 2014 and voluntary prepayments, (ii) repayments of partner deposits and accrued partner obligations, (iii) the purchase of outstanding limited partnership interests in certain restaurants and (iv) financing fees related to the Senior Secured Credit Facility refinancing. Net cash used in financing activities was partially offset by proceeds from the refinancing of the Senior Secured Credit Facility and proceeds from the exercise of stock options.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital:

(dollars in thousands)	SEPTEMBER 27, 2015	DECEMBER 28, 2014
Current assets	$440,796	$600,551
Current liabilities	652,762	840,110
Working capital (deficit)	$(211,966)	$(239,559)

Working capital (deficit) totaled ($212.0) million and ($239.6) million as of September 27, 2015 and December 28, 2014, respectively, and included Unearned revenue from unredeemed gift cards of $236.8 million and $376.7 million as of September 27, 2015 and December 28, 2014, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs

The deferred compensation obligation due to managing and chef partners was $139.9 million and $155.6 million at September 27, 2015 and December 28, 2014, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. During the thirty-nine weeks ended September 27, 2015, we sold $16.2 million of rabbi trust corporate-owned life insurance policies to settle obligations under the deferred compensation plans. The unfunded obligation for managing and chef partners’ deferred compensation is $81.7 million at September 27, 2015.

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

DIVIDENDS AND SHARE REPURCHASES

In December 2014, the Board adopted a dividend policy under which it intends to declare quarterly cash dividends on shares of our common stock. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, terms of our debt agreements and other factors that the Board considers relevant.

The Board approved the 2014 Share Repurchase Program in December 2014. Under the share repurchase program, we were authorized to repurchase up to $100.0 million of our outstanding common stock. As of September 27, 2015, no shares remain to be repurchased under this authorization.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In August 2015, the Board approved the 2015 Share Repurchase Program under which we are authorized to repurchase up to $100.0 million of our outstanding common stock. The authorization for the 2015 Share Repurchase Program will expire on February 3, 2017. As of the date of this filing, $60.0 million shares had been repurchased under the 2015 Share Repurchase Program.

The following table presents our dividends and share repurchases from December 29, 2014 through September 27, 2015:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TAXES RELATED TO SETTLEMENT OF EQUITY AWARDS	TOTAL
Thirteen weeks ended March 29, 2015 (1)	$7,423	$70,000	$322	$77,745
Thirteen weeks ended June 28, 2015	7,391	30,000	203	37,594
Thirteen weeks ended September 27, 2015	7,333	59,999	200	67,532
Total	$22,147	$159,999	$725	$182,871
________________

(1)	Includes the repurchase of $70.0 million of our common stock in connection with the secondary public offering by Bain Capital in March 2015.

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

Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. We have experienced significant foreign currency impact during 2015 due primarily to fluctuations of the Brazil Real relative to the U.S. dollar. During the thirty-nine weeks ended September 27, 2015, revenue and operating income were negatively impacted by $79.8 million and $7.3 million, respectively, from changes in foreign currency rates. When the U.S. dollar strengthens compared to other currencies, the effect is a reduction in revenues and expenses denominated in currencies other than the U.S. dollar.

Our exposures to foreign currency exchange risk are primarily related to fluctuations in the Brazil Real and the South Korea Won relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than the markets identified above. For the thirty-nine weeks ended September 27, 2015, 11.4% of our revenue was generated in foreign currencies. We expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand internationally.

A 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net income for our consolidated foreign entities by $41.9 million and $1.8 million, respectively, for the thirty-nine weeks ended September 27, 2015.

Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

BLOOMIN’ BRANDS, INC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of September 27, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent thirteen weeks ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the third quarter of 2015 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended September 27, 2015:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (2)
June 29, 2015 through July 28, 2015	1,219	$22.82	—	$—
July 29, 2015 through August 23, 2015	444,006	$22.57	443,162	$90,000,000
August 24, 2015 through September 27, 2015	2,473,953	$20.24	2,470,813	$40,001,198
Total	2,919,178		2,913,975
____________________

(1)
The Board authorized the repurchase of $100.0 million of our outstanding common stock as announced publicly in our press release issued on August 4, 2015 (the “2015 Share Repurchase Program”). The authorization for the 2015 Share Repurchase Program will expire on February 3, 2017. As of the date of this filing, $60.0 million shares had been repurchased under the 2015 Share Repurchase Program.

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

Date:	November 4, 2015	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]