Form 10-K
period 2015-12-27
Bloomin' Brands, Inc.
filed 2016-02-24
CIK 1546417

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 27, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Global Select Market) was $2.5 billion.

As of February 19, 2016, 119,328,868 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, expected to be held on April 22, 2016, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BLOOMIN’ BRANDS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For Fiscal Year 2015

BLOOMIN’ BRANDS, INC.

PART I

Cautionary Statement

This Annual Report on Form 10-K (the “Report”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “feels,” “seeks,” “forecasts,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. Important factors that could cause actual results to differ materially from statements made or suggested by forward-looking statements include, but are not limited to, those described in the “Risk Factors” section of this Report and the following:

(i)	Economic conditions and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

(ii)	Our ability to compete in the highly competitive restaurant industry with many well-established competitors and new market entrants;

(iii)	Consumer reactions to public health and food safety issues;

(iv)
Our ability to comply with governmental laws and regulations, the costs of compliance with such laws and regulations and the effects of changes to applicable laws and regulations, including tax laws and unanticipated liabilities;

(v)	Minimum wage increases and additional mandated employee benefits;

(vi)	Fluctuations in the price and availability of commodities;

(vii)
Our ability to implement our expansion, remodeling and relocation plans due to uncertainty in locating and acquiring attractive sites on acceptable terms, obtaining required permits and approvals, recruiting and training necessary personnel, obtaining adequate financing and estimating the performance of newly opened, remodeled or relocated restaurants;

(viii)	Our ability to protect our information technology systems from interruption or security breach and to protect consumer data and personal employee information;

(ix)	The effects of international economic, political and social conditions and legal systems on our foreign operations and on foreign currency exchange rates;

BLOOMIN’ BRANDS, INC.

(x)	Our ability to preserve and grow the reputation and value of our brands;

(xi)	Seasonal and periodic fluctuations in our results and the effects of significant adverse weather conditions and other disasters or unforeseen events;

(xii)	Our ability to effectively respond to changes in patterns of consumer traffic, consumer tastes and dietary habits;

(xiii)	Strategic actions, including acquisitions and dispositions, and our success in integrating any acquired or newly created businesses.

(xiv)
The effects of our substantial leverage and restrictive covenants in our various credit facilities on our ability to raise additional capital to fund our operations, to make capital expenditures to invest in new or renovate restaurants and to react to changes in the economy or our industry, and our exposure to interest rate risk in connection with our variable-rate debt; and

(xv)	The adequacy of our cash flow and earnings and other conditions which may affect our ability to pay dividends and repurchase shares of our common stock.

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

BLOOMIN’ BRANDS, INC.

Item 1.    Business

General and History - Bloomin’ Brands, Inc. (“Bloomin’ Brands,” the “Company,” “we,” “us,” and “our” and similar terms mean Bloomin’ Brands, Inc. and its subsidiaries except where the context otherwise requires) is one of the largest casual dining restaurant companies in the world, with a portfolio of leading, differentiated restaurant concepts. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Our restaurant concepts range in price point and degree of formality from casual (Outback Steakhouse and Carrabba’s Italian Grill) to upscale casual (Bonefish Grill) and fine dining (Fleming’s Prime Steakhouse & Wine Bar). During 2015, we sold our Roy’s concept.

As of December 27, 2015, we owned and operated 1,336 restaurants and franchised 171 restaurants across 48 states, Puerto Rico, Guam and 22 countries.

Our predecessor opened the first Outback Steakhouse restaurant in 1988. In 1996, we expanded the Outback Steakhouse concept internationally. OSI Restaurant Partners, LLC (“OSI”) is our primary operating entity. New Private Restaurant Properties, LLC (“PRP”), a wholly-owned subsidiary of Bloomin’ Brands, leases our owned restaurant properties primarily to OSI subsidiaries.

Financial Information About Segments - During the first quarter of 2015, we recast our segment reporting to include two reportable segments, U.S. and International, which reflects changes made in how we manage our business, review operating performance and allocate resources. The U.S. segment includes all brands operating in the U.S. and brands operating outside the U.S. are included in the International segment. All prior period information was recast to reflect this change. Following is a summary of reporting segments as of December 27, 2015:

SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America, including Puerto Rico
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse (1)	Brazil, South Korea, Hong Kong, China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
________________

(1)	Includes international franchise locations in 18 countries and Guam.

Segment information for fiscal years 2015, 2014 and 2013, which reflects financial information by geographic area, is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Note 20 - Segment Reporting of our Notes to Consolidated Financial Statements in Part II, Item 8.

OUR SEGMENTS

U.S. Segment

Outback Steakhouse - Outback Steakhouse is a casual steakhouse restaurant focused on steaks, signature flavors and Australian decor. The Outback Steakhouse menu offers seasoned and seared or wood-fire grilled steaks, chops, chicken, seafood, pasta, salads and seasonal specials. The menu also includes several specialty appetizers, including our signature Bloomin’ Onion®, and desserts, together with full bar service featuring Australian wine and beer.

Carrabba’s Italian Grill - Carrabba’s Italian Grill is a casual authentic Italian restaurant featuring handcrafted dishes. The Carrabba’s Italian Grill menu includes a variety of Italian pasta, chicken, beef and seafood dishes, small plates, salads and wood-fired pizza. Our ingredients are sourced from around the world and our traditional Italian exhibition kitchen allows consumers to watch handmade dishes being prepared.

BLOOMIN’ BRANDS, INC.

Bonefish Grill - Bonefish Grill is an upscale casual seafood restaurant that specializes in market fresh fish from around the world, wood-grilled specialties and hand-crafted cocktails. In addition, Bonefish Grill offers beef, pork and chicken entrées, as well as several specialty appetizers, including our signature Bang Bang Shrimp®, and desserts.

Fleming’s Prime Steakhouse & Wine Bar - Fleming’s Prime Steakhouse & Wine Bar is a contemporary steakhouse featuring prime cuts of beef, chops, fresh fish, seafood and poultry, salads and side dishes. The steak selection features USDA Prime corn-fed beef, both wet- and dry-aged for flavor and texture, in a variety of sizes and cuts. Fleming’s Prime Steakhouse & Wine Bar offers a large selection of domestic and imported wines, with 100 selections available by the glass.

International Segment

We have cross-functional, local management to support and grow restaurants in each of the countries where we have Company-owned operations. Our international operations are integrated with our corporate organization to leverage enterprise-wide capabilities, including marketing, finance, real estate, information technology, legal, human resources, supply chain management and productivity.

Prior to November 1, 2013, our Outback Steakhouse locations in Brazil were operated as an unconsolidated joint venture (“Brazil Joint Venture”). On November 1, 2013, we acquired a controlling interest in the Brazil Joint Venture.

As of December 27, 2015, we owned and operated 166 restaurants and franchised 58 restaurants across 22 countries and Guam.

Outback Steakhouse - International Outback Steakhouse restaurants have a menu similar to the U.S. menu with additional variety to meet local taste preferences. In addition to the traditional Outback Special sirloin, a typical international menu may feature local beef cuts such as the Aussie Grilled Picanha in Brazil.

Carrabba’s Italian Grill (Abbraccio Cucina Italiana) - In 2015, we opened a Carrabba’s Italian Grill concept restaurant in Brazil, known as Abbraccio Cucina Italiana, which offers a blend of traditional modern Italian dishes. The Abbraccio Cucina Italiana menu varies, with additional pasta and pizza menu offerings, to account for local tastes and customs. Abbraccio Cucina Italiana also has a range of beverage options, including classically inspired cocktails and local favorites with an Italian twist.

Restaurant Overview

Selected Sales Data - Following is sales mix by product type and average check per person for Company-owned restaurants during fiscal year 2015:

	U.S.				INTERNATIONAL
	Outback Steakhouse	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse & Wine Bar	Outback Steakhouse Brazil		Outback Steakhouse South Korea
Food & non-alcoholic beverage	89%	85%	78%	72%	82%		98%
Alcoholic beverage	11%	15%	22%	28%	18%		2%
	100%	100%	100%	100%	100%		100%

Average check per person ($USD)	$22	$21	$25	$72		$15	$17
Average check per person (LC)					R$	48	₩ 19,589

BLOOMIN’ BRANDS, INC.

Lunch Expansion - All of our U.S. concepts serve dinner every day of the week. Outback Steakhouse and Carrabba’s Italian Grill are open for lunch on Saturday and Sunday (“weekend lunch”), with many locations also open for lunch Monday through Friday (“weekday lunch”). Most international locations serve lunch and dinner. Following is the percentage of U.S. Outback Steakhouse and Carrabba’s Italian Grill locations open for weekday and weekend lunch as of the dates indicated:

	DECEMBER 27, 2015		DECEMBER 28, 2014		DECEMBER 31, 2013
	WEEKEND	WEEKDAY	WEEKEND	WEEKDAY	WEEKEND	WEEKDAY
Outback Steakhouse	100%	79%	100%	61%	100%	35%
Carrabba’s Italian Grill	100%	62%	100%	55%	100%	40%

System-wide Restaurant Summary - Following is a system-wide rollforward of restaurants in operation during fiscal year 2015:

	DECEMBER 28, 2014	2015 ACTIVITY		DECEMBER 27, 2015	U.S. STATE
		OPENED	CLOSED		COUNT
Number of restaurants:
U.S.
Outback Steakhouse
Company-owned	648	6	(4)	650
Franchised	105	—	—	105
Total	753	6	(4)	755	48
Carrabba’s Italian Grill
Company-owned	242	2	—	244
Franchised	1	2	—	3
Total	243	4	—	247	32
Bonefish Grill
Company-owned	201	10	(1)	210
Franchised	5	—	—	5
Total	206	10	(1)	215	38
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	66	—	—	66	28
Roy’s (1)
Company-owned	20	—	(20)	—
International
Company-owned
Outback Steakhouse - Brazil (2)	63	12	—	75
Outback Steakhouse - South Korea (3)	91	5	(21)	75
Other	11	9	(4)	16
Franchised	55	3	—	58
Total	220	29	(25)	224
System-wide total	1,508	49	(50)	1,507
____________________

(1)	On January 26, 2015, we sold our Roy’s concept.

(2)	The restaurant counts for Brazil are reported as of November 30, 2015 and 2014, respectively, to correspond with the balance sheet dates of this subsidiary.

(3)
In the first quarter of 2015, we adopted a policy that relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are considered a closure. Prior periods for South Korea have been revised to conform to the current year presentation.

BLOOMIN’ BRANDS, INC.

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

Restaurant Development

We utilize the ownership structure and market entry strategy that best fits the needs for a particular market, including Company-owned units, joint ventures and franchises. For each market, we determine whether we will focus on Company-owned units, joint ventures or franchises based on demand, cost structure and economic conditions.

U.S. Development - We plan to opportunistically pursue unit growth in Outback Steakhouse locations through existing geography fill-in and market expansion opportunities based on their current location mix. We believe we have the potential to relocate or add 50 Outback Steakhouse units over the next three years and increase Fleming’s Prime Steakhouse & Wine Bar units to 100 over time. In the second quarter of 2015, we made the decision to slow Bonefish Grill restaurant development until there is an improvement in our sales results. We believe long-term growth opportunities remain for Bonefish Grill, as the majority of restaurants are located in the southern and eastern U.S., with significant geographic expansion potential in the top 100 U.S. markets.

International Development - We continue to expand internationally, leveraging established equity and franchise markets in Asia and South America, and in strategically selected emerging and high-growth developed markets, focusing on Brazil and China. In March 2015, we opened our first Abbraccio Cucina Italiana in Brazil. The first Fleming’s Prime Steakhouse & Wine Bar in Brazil (“Fleming’s Brazil”) is expected to open during the first half of fiscal 2016. We will own a 20% interest in Fleming’s Brazil.

New restaurant growth in Brazil will be our top international development priority in 2016, as we continue to develop additional concepts in that market. We see significant potential for growth of Outback Steakhouse in Brazil to 100 restaurants within the next three years.

See Item 2 - Properties for disclosure of our international restaurant count by country.

RESEARCH & DEVELOPMENT / INNOVATION

We utilize a global core menu policy to ensure consistency and quality in our menu offerings. Before we add an item to the core menu, our research and development (“R&D”) team performs a thorough review of the item, including conducting consumer research, in order to assist us in determining the viability of adding the item. Internationally, we have teams in our developed markets that tailor our menus to address the preferences of local consumers.

We continuously evolve our product offerings to improve our efficiency and based on consumer trends and feedback. We have a 12-month pipeline of new menu and promotional items across all concepts that allows us to quickly make adjustments in response to market demands, when necessary. In addition, we have dedicated resources focused on

BLOOMIN’ BRANDS, INC.

productivity across the portfolio. For new menu items and significant product changes, we have a testing process that includes direct consumer feedback on the product and its pricing. R&D expense was $6.5 million, $5.8 million and $6.4 million for fiscal years 2015, 2014 and 2013, respectively.

INFORMATION SYSTEMS

Restaurant-level financial and accounting controls are handled through the point-of-sale (“POS”) system and network in each restaurant that communicates with our corporate headquarters. The POS system is also used to authorize and transmit credit card sales transactions. Our Company-owned restaurants, and most of our franchise restaurants, are connected through data centers and a portal to provide our corporate employees and regional partners with access to business information and tools that allow them to collaborate, communicate, train and share information.

We continue to invest in our infrastructure to provide a better overall consumer experience, reduce our costs, create efficiencies and enhance security. During 2015, we implemented a new facilities management solution to reduce maintenance costs and made improvements to our centralized inventory management system which monitors our commodity costs. We also made infrastructure enhancements to our restaurants to improve customer satisfaction.

ADVERTISING AND MARKETING

We generally advertise through national and spot television and radio media. Our concepts have an active public relations program and also rely on national promotions, site visibility, local marketing, digital marketing, direct mail, billboards and point-of-sale materials to promote our restaurants. In recent years, we have increased the use of digital advertising which has allowed us to be more efficient with our advertising expenditures. Internationally, we have teams in our developed markets that engage local agencies to tailor advertising to each market and develop relevant and timely promotions based on local consumer demand.

To help maintain consumer interest and relevance, each concept leverages limited-time offers featuring seasonal specials. We promote limited-time offers through integrated marketing programs that utilize all of our advertising resources.

RESTAURANT OPERATIONS

Management and Employees - The management staff of our restaurants varies by concept and restaurant size. Our restaurants employ primarily hourly employees, many of whom work part-time. The Restaurant Managing Partner has primary responsibility for the day-to-day operation of the restaurant and is required to abide by Company-established operating standards. Area Operating Partners are responsible for overseeing the operations of typically six to 14 restaurants and Restaurant Managing Partners in a specific region.

Area Operating Partners, Restaurant Managing Partner and Chef Partner Programs - Area Operating Partners, Restaurant Managing Partners and Chef Partners generally receive bonuses for providing management and supervisory services to their restaurants based on a percentage of their restaurants’ monthly distributable cash flow (“Monthly Payments”).

Restaurant Managing Partners and Chef Partners in the U.S. are eligible to participate in deferred compensation programs. Under these deferred compensation programs, the Restaurant Managing Partners and Chef Partners are eligible to receive payments beginning upon completion of their five-year employment agreement. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans.

On the fifth anniversary of the opening of each new U.S. Company-owned restaurant, the Area Operating Partner supervising the restaurant during the first five years of operation receives an additional bonus based upon the average distributable cash flow of the restaurant for the preceding 24 months. In addition to Monthly Payments and deferred compensation, Area Operating Partners, Restaurant Managing Partners and Chef Partners in the U.S. whose restaurants

BLOOMIN’ BRANDS, INC.

and concepts achieve certain targets, including sales, profitability and traffic growth, are eligible to receive an annual bonus.

Many of our international Restaurant Managing Partners enter into employment agreements and purchase participation interests in the cash distributions from the restaurants they manage. The amount and terms vary by country. This interest gives the partners the right to receive a percentage of the restaurant’s annual cash flows for the duration of the agreement.

Supervision and Training - We require our Area Operating Partners and Restaurant Managing Partners to have significant experience in the full-service restaurant industry. All Area Operating Partners and Restaurant Managing Partners are required to complete a comprehensive training program that emphasizes our operating strategy, procedures and standards. The Restaurant Managing Partners and Area Operating Partners, together with our Presidents, Regional Vice Presidents, Vice Presidents of Training and Directors of Training, are responsible for selecting and training the employees for each new restaurant.

Service - In order to better assess and improve our performance, we use a third-party research firm to conduct an ongoing satisfaction measurement program that provides us with industry benchmarking information for our Company-owned and franchise locations in the U.S. We have a similar consumer satisfaction measurement program for our international Company-owned locations. These programs measure satisfaction across a wide range of experience elements.

Food Preparation and Quality Control - We have an R&D facility located in Tampa, Florida that serves as a test kitchen and vendor product qualification site. Our quality assurance team manages internal auditors responsible for supplier evaluations and external third parties who inspect supplier adherence to quality, food safety and product specification. Our suppliers also utilize third-party labs for food safety and quality verification. Suppliers that do not comply with quality, food safety and other specifications are not utilized until they have corrective actions in place and are re-certified for compliance. We develop sourcing strategies for all commodity categories based on the dynamics of each category. In addition, we require our supplier partners to meet or exceed our quality assurance standards.

Our operational teams have multiple touch points in the restaurants ensuring food safety, quality and freshness throughout all phases of the preparation process. In addition, we employ third-party auditors to verify our standards of food safety, training and sanitation.

SOURCING AND SUPPLY

We take a global approach to procurement and supply chain management, with our corporate team serving all U.S. and international concepts. In addition, we have dedicated supply chain management personnel for our international operations in Asia and South America. The supply chain management organization is responsible for all food and operating supply purchases as well as a large percentage of purchases of field and corporate services.

We address the end-to-end costs (from the source to the fork) associated with the products and goods we purchase by utilizing a combination of global, regional and local suppliers to capture efficiencies and economies of scale. This “total cost of ownership” (“TCO”) approach focuses on the initial purchase price, coupled with the cost structure underlying the procurement and order fulfillment process. The TCO approach includes monitoring commodity markets and trends to execute product purchases at the most advantageous times.

We have a national distribution program that includes food, beverage, smallwares and packaging goods in all major markets. This program is managed by a custom distribution company that only provides products approved for our system. This customized relationship also enables our staff to effectively manage and prioritize our supply chain.

Proteins represent 62% of our global commodity procurement composition, with beef representing 53% of purchased proteins. In 2015, we purchased more than 90% of our beef raw materials from four beef suppliers that represent approximately 85% of the total U.S. beef marketplace. Due to the nature of our industry, we expect to continue purchasing a substantial amount of our beef from a small number of suppliers. Other major commodity categories

BLOOMIN’ BRANDS, INC.

purchased include produce, dairy, bread and pasta, and energy sources to operate our restaurants, such as natural gas and electricity.

RESTAURANT OWNERSHIP STRUCTURES

Our restaurants are Company-owned or operated under franchise arrangements. We generate our revenues primarily from our Company-owned restaurants and secondarily through ongoing royalties from our franchised restaurants and sales of franchise rights.

Company-Owned Restaurants - Company-owned restaurants include restaurants wholly-owned by us and restaurants in which we have a majority ownership. Our cash flows from entities in which we have a majority ownership are limited to the portion of our ownership. The results of operations of Company-owned restaurants are included in our consolidated operating results and the portion of income or loss attributable to the noncontrolling interests is eliminated in our Consolidated Statements of Operations and Comprehensive Income.

We pay royalties on the majority of our Carrabba’s Italian Grill restaurants pursuant to agreements we entered into with the Carrabba’s Italian Grill founders (“Carrabba’s Founders”). Following is a summary of Carrabba’s royalties and sales in the U.S. subject to royalties as of December 27, 2015:

	ROYALTY PERCENTAGE			LOCATIONS AS OF DECEMBER 27, 2015
U.S. sales, except for qualifying lunch sales, as described below	1.0%	-	1.5%	235
U.S. lunch sales for new restaurants opened on or after June 1, 2014 (1)	0.5%			6
U.S. lunch sales for existing restaurants that began serving weekday lunch on or after June 1, 2014 (2)	0.5%			36
____________________

(1)	Lunch sales for new restaurants are defined as sales occurring prior to 4 pm local time Monday through Saturday.

(2)	Weekday lunch sales for existing restaurants are defined as sales occurring prior to 4 pm local time Monday through Friday.

Each Carrabba’s restaurant located outside the United States pays a one-time lump sum fee to the Carrabba’s Founders, which varies depending on the size of the restaurant. No continuing royalty fee is paid to the Carrabba’s Founders for Carrabba’s restaurants located outside the United States.

Unaffiliated Franchise Program - Our unaffiliated franchise agreements grant third parties rights to establish and operate a restaurant using one of our concepts. Franchised restaurants are required to be operated in accordance with the franchise agreement and in compliance with their respective concept’s standards and specifications.

In recent years, we updated our standard U.S. and international franchise agreements for all new and renewing franchisees. The majority of our existing franchisees continue to operate under previous franchise agreements. As each franchise location renews, we expect that the location will convert to our then-current franchise agreement.

BLOOMIN’ BRANDS, INC.

Under our franchise agreements, each of our franchisees is required to pay an initial franchise fee and pay monthly royalties based on a percentage of gross restaurant sales. Initial franchise fees are $40,000 for U.S. franchisees and range between $40,000 and $75,000 for international franchisees, depending on its market. Some franchisees may also pay administration fees based on a percentage of gross restaurant sales. Following is a summary of franchise fees based on our current existing unaffiliated franchise agreements:

(as a % of gross Restaurant sales)	MONTHLY FEES (1)
	ROYALTY	ADMIN.
Outback Steakhouse-U.S. (2)	3.00% - 5.00%	0.50%
Outback Steakhouse-international (3)	3.00% - 6.00%	n/a
Bonefish Grill	2.50% - 4.00%	0.50%
Carrabba’s Italian Grill (2)	5.75%	n/a
_________________

(1)
Under U.S. franchise agreements executed prior to 2013, each U.S. franchisee is generally required to expend or contribute, on a monthly basis, a minimum of 1.5% to 3.5% of each restaurant’s monthly gross sales for local and national advertising. Under U.S. franchise agreements executed in 2013 or after, a U.S. franchisee must contribute a percentage of gross sales for national marketing programs and must also spend a certain amount of gross sales on local advertising, up to a maximum of 8.0% of gross restaurant sales for combined national marketing and local advertising.

(2)
Outback Steakhouse and Carrabba’s Italian Grill franchisees with restaurants located in airports pay royalties on gross restaurant sales of 5.00% and 5.75%, respectively, in exchange for increased operational support at those locations. All non-airport Outback Steakhouse franchisees pay royalties on gross restaurant sales of 3.00% to 3.50%. As of December 27, 2015, two franchised Outback Steakhouse restaurants and all franchised Carrabba’s Italian Grill restaurants were located in airports.

(3)	Royalties under international franchise agreements vary by market.

T-Bird Restaurant Group, Inc. (“T-Bird”) is party to an Outback Steakhouse Master Franchise Agreement. T-Bird, through its affiliates, owns and operates 56 Outback Steakhouse restaurants in California. T-Bird is also party to a separate Outback Steakhouse development agreement, which gives T-Bird the exclusive right to open additional Outback Steakhouse restaurants in California through 2031 and commits T-Bird to opening seven new Outback Steakhouse restaurants in California by January 2022. Each new Outback Steakhouse restaurant that T-Bird opens in California is governed by the Master Franchise Agreement. As of December 27, 2015, no new Outback Steakhouse restaurants have opened under T-Bird’s development agreement.

COMPETITION

The restaurant industry is highly competitive with a substantial number of restaurant operators that compete directly and indirectly with us in respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. There is also active competition for management personnel, attractive suitable real estate sites, supplies and restaurant employees. In addition, competition is also influenced strongly by marketing and brand reputation. At an aggregate level, all major U.S. casual dining restaurants and casual dining restaurants in the international markets in which we operate would be considered competitors of our concepts. Further, we face growing competition from the supermarket industry and home delivery services, with improved selections of prepared meals, and from quick service and fast casual restaurants, as a result of higher-quality food and beverage offerings. Internationally, we face increasing competition due to an increase in the number of casual dining restaurant options in the markets in which we operate.

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

U.S. - Alcoholic beverage sales represent 15% of our U.S. restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities

BLOOMIN’ BRANDS, INC.

for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.

Our restaurant operations are also subject to federal and state laws for such matters as:

•	immigration, employment, minimum wages, overtime, tip credits, worker conditions and health care;

•	nutritional labeling, nutritional content, menu labeling and food safety;

•	the Americans with Disabilities Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled; and

•	information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
Below is a list of the names, ages, positions and a brief description of the business experience of each of our executive officers as of February 19, 2016.

NAME	AGE	POSITION
Elizabeth A. Smith	52	Chairman of the Board of Directors and Chief Executive Officer
David J. Deno	58	Executive Vice President and Chief Financial and Administrative Officer
Donagh M. Herlihy	52	Executive Vice President, Digital and Chief Information Officer
Joseph J. Kadow	59	Executive Vice President, Chief Legal Officer and Assistant Secretary
Michael Kappitt	46	Executive Vice President and President of Carrabba’s Italian Grill
Patrick C. Murtha	57	Executive Vice President and President of Bloomin’ Brands International
Gregg Scarlett	54	Executive Vice President and President of Bonefish Grill
Sukhdev Singh	52	Executive Vice President, Chief Development Officer and Franchising
Jeffrey S. Smith	53	Executive Vice President and President of Outback Steakhouse

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

Joseph J. Kadow has served as Executive Vice President, Chief Legal Officer and Assistant Secretary since April 2005.

BLOOMIN’ BRANDS, INC.

Michael Kappitt has served as Executive Vice President and President of Carrabba’s Italian Grill since February 2016. Mr. Kappitt served as Senior Vice President and Chief Marketing Officer from January 2014 to February 2016 and Chief Marketing Officer of Outback from March 2011 to December 2013. Prior to joining Bloomin’ Brands, Mr. Kappitt served as Chief Marketing Officer, North America from April 2010 to December 2010 and Senior Vice President Global Business Intelligence & Strategy from July 2007 to April 2010 at Burger King Corporation.

Patrick C. Murtha has served as Executive Vice President and President of Bloomin’ Brands International since November 2013. From January 2006 to March 2013, Mr. Murtha was the Chief Operating Officer of Pizza Hut, Inc.

Gregg Scarlett has served as Executive Vice President and President of Bonefish Grill since March 2015. Mr. Scarlett served as Senior Vice President, Casual Dining Restaurant Operations from January 2013 to March 2015 and Senior Vice President of Operations for Outback Steakhouse from March 2010 to January 2013.

Sukhdev Singh has served as Executive Vice President, Chief Development Officer and Franchising since May 2015. Mr. Singh served as Senior Vice President, Chief Development Officer from January 2014 to May 2015. Prior to joining Bloomin’ Brands, Mr. Singh was Chief Development Officer for Darden Restaurants from July 2006 to January 2014.

Jeffrey S. Smith has served as President of Outback Steakhouse since April 2007 and Executive Vice President since January 2012.

EMPLOYEES

As of December 27, 2015, we employed approximately 100,000 persons, of which approximately 1,100 are corporate personnel. None of our U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain of our employees in Brazil. We consider our employee relations to be good.

TRADEMARKS

We regard our Outback®, Outback Steakhouse®, Carrabba’s Italian Grill®, Bonefish Grill®, and Fleming’s Prime Steakhouse & Wine Bar® service marks and our Bloomin’ Onion® trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained trademarks for several of our other menu items and for various advertising slogans. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

We license the use of our registered trademarks to franchisees and third parties through franchise arrangements and licenses. The franchise and license arrangements restrict franchisees’ and licensees’ activities with respect to the use of our trademarks, and impose quality control standards in connection with goods and services offered in connection with the trademarks.

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations. Historically, customer traffic patterns for our established U.S. restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. International customer traffic patterns vary by market. For example, Brazil historically experiences minimal seasonal traffic fluctuations, and South Korea restaurant traffic is generally highest in the first quarter of the year and lowest in the second quarter of the year. Additionally, holidays and severe weather may affect sales volumes seasonally in some of our markets.

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

BLOOMIN’ BRANDS, INC.

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

Challenging economic conditions may negatively impact consumer spending and thus cause a decline in our financial results. For example, international, domestic and regional economic conditions and the impacts of reduced or stagnant disposable consumer income, financial market volatility, social unrest and governmental spending and budget matters and the slow or stagnant pace of economic growth generally have had a negative effect on consumer confidence and discretionary spending. This has affected consumer traffic and comparable restaurant sales for us and throughout our industry in recent periods. We believe these factors and conditions will continue to result in a challenging sales environment in the casual dining sector. Continued weakness in or a further worsening of the economy or the other factors mentioned above, generally or in particular markets in which we operate, and our consumers’ reactions to these trends could result in increased pressure with respect to our pricing, traffic levels, commodity and other costs and the continuation of our innovation and productivity initiatives, which could negatively impact our business and results of operations. These factors could also cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling of our existing restaurant locations. Further, poor economic conditions may force nearby businesses to shut down, which could cause our restaurant locations to be less attractive.

The restaurant industry is highly competitive. Our inability to compete effectively could adversely affect our business, financial condition and results of operations.

A substantial number of restaurant operators compete directly and indirectly with us with respect to price, service, location and food quality, some of which are well-established with significant resources. There is also active competition for management and other personnel and attractive suitable real estate sites. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently, creatively and effectively to those conditions. In addition, our competitors may generate or better implement business strategies that improve the value and relevance of their brands and reputation, relative to ours. For example, our competitors may better manage pressures from rising commodity prices or implement menu or technology initiatives, such as remote ordering or social media or mobile technology platforms that expedite or enhance the customer experience. Further, we face growing competition from the supermarket industry and home delivery services, with the improvement of their prepared food offerings, and from quick service and fast casual restaurants, as a result of higher-quality food and beverage offerings by those restaurants. If we are unable to continue to compete effectively, our traffic, sales and margins could decline and our business, financial condition and results of operations would be adversely affected.

Food safety and food-borne illness concerns in our restaurants or throughout the industry or supply chain may have an adverse effect on our business by reducing demand and increasing costs.

Regardless of the source or cause, any report of food-borne illnesses and other food safety issues, whether at one of our restaurants or in the industry or supply chain generally, could have a negative impact on our traffic and sales and adversely affect the reputation of our brands. Food safety issues could be caused by suppliers or distributors and, as a result, be out of our control. Health concerns or outbreaks of disease in a food product could also reduce demand for particular menu offerings. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of other companies could result in negative publicity about the food service industry generally and adversely impact our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

BLOOMIN’ BRANDS, INC.

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

Alcoholic beverage sales represent 14% of our consolidated restaurant sales and are subject to extensive state and local licensing and other regulations. The failure of a restaurant to obtain or retain a liquor license would adversely affect that restaurant’s operations. In addition, we are subject to “dram shop” statutes in certain states. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

The FDA adopted final regulations to implement federal nutritional disclosure requirements in 2014, and we will be required to comply with these regulations by the end of 2016. The regulations will require us to include calorie information on our menus, and provide additional nutritional information upon request. If the costs of implementing or complying with these new requirements exceed our expectations, our results of operations could be adversely affected. Furthermore, the effect of such labeling requirements on consumer choices, if any, is unclear. It is possible that we may also become subject to other regulation in the future seeking to tax or regulate high fat and high sodium foods in certain of our markets. Compliance with these regulations could be costly.

We are subject to various federal and state employment and labor laws and regulations.

Various federal and state employment and labor laws and regulations govern our relationships with our employees and affect operating costs, and similar laws and regulations apply to our operations outside of the U.S. These laws and regulations relate to matters including employment discrimination, minimum wage requirements, overtime, tip credits, unemployment tax rates, workers’ compensation rates, working conditions, immigration status, tax reporting and other wage and benefit requirements. Any significant additional government regulations and new laws governing our relationships with employees, including minimum wage increases, mandated benefits or other requirements that impose additional obligations on us, could increase our costs and adversely affect our business and results of operations.

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

We rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Inaccurate employee FICA tax reporting could subject us to monetary liabilities, which could harm our business, results of operations and financial condition. In 2015, the IRS issued audit adjustments in aggregate of $6.4 million, for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by our employees during calendar years 2011 and 2012.

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

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes, including those that may result from the Base Erosion Profit Shifting, or BEPS, initiative being conducted by the Organization for Economic Co-operation and Development, or OECD, the outcome of income tax audits, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets.

Increased commodity, energy and other costs could decrease our profit margins or cause us to limit or otherwise modify our menus or increase prices, which could adversely affect our business.

The performance of our restaurants depends on our ability to anticipate and react to changes in the price and availability of food commodities. Our business also incurs significant costs for energy, insurance, labor, marketing and real estate. Prices may be affected due to supply, market changes, increased competition, the general risk of inflation, changes in laws, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Increased prices or shortages could affect the cost and quality of the items we buy or require us to raise prices, limit our menu options or implement alternative processes or products. For example, in 2015, commodity costs increased by 3.7% and we increased our prices at each of our concepts in the range of 2.1% to 6.4%. We cannot provide any assurance that we would be able to successfully offset increased costs by increasing menu prices at levels that are acceptable to our customers or by other measures, as our ability to do so depends on a variety of factors, many of which are beyond our control. As result, these events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins.

Risks associated with our expansion, remodeling and relocation plans may have adverse effects on our operating results.

As part of our business strategy, we intend to continue to expand our current portfolio of restaurants. Our current development schedule calls for the construction of between 40 and 50 new system-wide locations in 2016. A variety of factors could cause the actual results and outcome of those expansion plans to differ from the anticipated results, including among other things:

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

It is difficult to estimate the performance of newly opened restaurants. Earnings achieved to date by restaurants open for less than two years may not be indicative of future operating results. If new restaurants do not meet targeted performance, it could have a material adverse effect on our operating results, including as a result of any impairment losses that we may be required to recognize. There is also the possibility that new restaurants may attract consumers

BLOOMIN’ BRANDS, INC.

away from other restaurants we own, thereby reducing the revenues of those existing restaurants, or that we will incur unrecoverable costs in the event a development project is abandoned prior to completion.

In addition, in an effort to increase same-store sales and improve our operating performance, we continue to make improvements to our facilities through our remodeling and relocation programs. We also close underperforming restaurants from time to time in order to improve the performance of our brands. If the expenses associated with remodels, relocations or closures are higher than anticipated, or remodeled or relocated restaurants do not perform as expected, these programs may not yield the desired return on investment, which could have a negative effect on our operating results.

We rely heavily on information technology in our operations and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

Our operations and corporate functions rely heavily on information systems, including point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash, data warehousing to support analytics, finance and accounting systems, mobile technologies to enhance the customer experience and other various processes and procedures, some of which are handled by third parties. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security relating to these systems could result in delays in consumer service and reduce efficiency in our operations. These problems could adversely affect our results of operations, and remediation could result in significant, unplanned capital investments.

Security breaches of confidential consumer information or personal employee information may adversely affect our business.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced significant security breaches in which credit and debit card information or other personal information of their consumers has been stolen. We also maintain certain personal information regarding our employees. All of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, employee error or malfeasance, denial of service attacks, viruses, worms and other disruptive problems caused by hackers and cyber criminals. A breach in our systems that compromises the information of our consumers or employees could result in widespread negative publicity, damage to the reputation of our brands, a loss of consumers and legal liabilities.

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

We have a significant number of restaurants outside the United States, and we intend to continue our efforts to grow internationally. Although we believe we have developed an appropriate support structure for international operations and growth, there is no assurance that international operations will be profitable or international growth will continue. In addition, if we have a significant concentration of restaurants in a foreign market the impact of any negative local conditions can have a sizable impact on our results.

Our foreign operations are subject to all of the same risks as our U.S. restaurants, as well as additional risks including, among others, international economic, political, social and legal conditions and the possibility of instability and unrest, differing cultures and consumer preferences, diverse government regulations and tax systems, corruption, anti-American sentiment, the ability to source high quality ingredients and other commodities in a cost-effective manner,

BLOOMIN’ BRANDS, INC.

uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of ongoing royalties from international franchisees, the availability and costs of land, construction and financing, and the availability of experienced management, appropriate franchisees and area operating partners.

Currency regulations and fluctuations in exchange rates could also affect our performance. We have foreign operations in a total of 22 countries and Guam, including direct investments in restaurants in South Korea, Brazil, Hong Kong and China, as well as international franchises. As a result, we may experience losses from fluctuations in foreign currency exchange rates or any hedging arrangements we enter into to offset such fluctuations, and such losses could adversely affect our overall sales and earnings.

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

Our success depends on our ability to preserve and grow our brands. Brand value and reputation is based in large part on consumer perceptions, which are driven by both our actions and actions beyond our control, such as new brand strategies or their implementation, business incidents, ineffective advertising or marketing efforts, or unfavorable mainstream or social media publicity involving us, our industry, our franchisees, or our suppliers. Because we have limited control over the operations of our franchisees, we cannot give assurance that there will not be differences in product or service quality at franchised restaurants or that our franchisees will otherwise adhere to all of our operating guidelines and other requirements. Regardless of its basis or validity, any unfavorable publicity could adversely affect public perception of our brands. If customers perceive that we and our franchisees fail to deliver a consistently positive and relevant experience, our brands could suffer and this could have an adverse effect on our business.

Our business is subject to seasonal and periodic fluctuations and past results are not indicative of future results.

Historically, consumer traffic patterns for our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. Holidays may also affect sales volumes seasonally in some of the markets in which we operate. In addition, our quarterly results have been and will continue to be affected by the timing of new restaurant openings and their associated preopening costs, as well as restaurant closures and exit-related costs, debt extinguishment and modification costs and impairments of goodwill, intangible assets and property, fixtures and equipment. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

Significant adverse weather conditions and other disasters or unforeseen events could negatively impact our results of operations.

Adverse weather conditions and natural disasters and other unforeseen events, such as winter storms, severe temperatures, thunderstorms, floods, hurricanes and earthquakes, terror attacks, war and widespread/pandemic illness, and the effects of such events on economic conditions and consumer spending patterns, could negatively impact our results of operations. Temporary and prolonged restaurant closures may occur and consumer traffic may decline due to the actual or perceived effects from these events. For example, severe winter weather conditions have impacted our traffic and results of operations in the past.

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

We depend on frequent deliveries of fresh food products that meet our specifications, and we have a limited number of suppliers for our major products, such as beef. In 2015, we purchased more than 90% of our beef raw materials from four beef suppliers that represent approximately 85% of the total beef marketplace in the U.S. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. We also use one supplier in the U.S. to process beef raw materials to our specifications and we use one distribution company to provide distribution services in the U.S. Although we have not experienced significant problems with our suppliers or distributor, if our suppliers or distributor are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

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

Our trademarks, including Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse & Wine Bar and Bloomin’ Onion, and other proprietary rights are important to our success and our competitive position. The protective actions that we take may not be sufficient to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position. Furthermore, our ability to protect trademarks and other proprietary rights may be more limited in certain international markets where we operate.

Litigation could have a material adverse impact on our business and our financial performance.

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters typically involve claims by consumers, employees and others regarding issues such as food borne illness, food safety, premises liability, “dram shop” statute liability, compliance with wage and hour requirements, work-related injuries, promotional advertising, discrimination, harassment, disability and other operational issues common to the foodservice industry, as well as contract disputes and intellectual property infringement matters. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.

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

BLOOMIN’ BRANDS, INC.

The food service industry is affected by consumer preferences and perceptions, including the increasing prevalence of food allergies. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid steak and other products we offer in any of our concepts in favor of foods that are perceived as healthier, our business and operating results would be harmed. If we are unable to anticipate or successfully respond to changes in consumer preferences, our results of operations could be adversely affected, generally or in particular concepts or markets. In addition, the increasing prevalence of food allergies and consumers with vegan and gluten-free diets, for example, may cause consumers to choose to dine out less frequently or choose other restaurants with different menu options.

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could adversely affect the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide accurate financial information. If we are unable to adequately maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which could cause investors to lose confidence in our reported financial information and negatively affect the trading price of our common stock. Furthermore, we cannot be certain that our internal control over financial reporting and disclosure controls and procedures will prevent all possible error and fraud. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake, which could have an adverse impact on our business.

Failure to achieve our projected cost savings from our efficiency initiatives could adversely affect our results of operations and eliminate potential funding for growth opportunities.

In recent years, we have identified strategies and taken steps to reduce operating costs and free up resources to reinvest in our business. These strategies include improved supply chain management, implementing labor scheduling tools and integrating restaurant information systems across our brands. We continue to evaluate and implement further cost-saving initiatives. However, the ability to reduce our operating costs through these initiatives is subject to risks and uncertainties, such as our ability to obtain improved supply pricing and the reliability of any new suppliers or technology, and we cannot assure that these activities, or any other activities that we may undertake in the future, will achieve the desired cost savings and efficiencies. Failure to achieve such desired savings could adversely affect our results of operations and financial condition and curtail investment in growth opportunities.

There are risks and uncertainties associated with strategic actions and initiatives that we may implement.

From time to time, we consider various strategic actions and initiatives in order to grow and evolve our business and brands and improve our operating results. These actions and initiatives could include, among other things, acquisitions or dispositions of restaurants or brands, new joint ventures, new franchise arrangements and changes to our operating model. There can be no assurance that any such actions or initiatives will be successful or deliver their anticipated benefits. We may be exposed to new and unforeseen risks and challenges, particularly if we enter into markets or engage in activities with which we have no or limited prior experience, and it may be difficult to predict the success of such endeavors. If we incur significant expenses or divert management, financial and other resources to a strategic initiative that is unsuccessful or does not meet our expectations, our results of operations and financial condition would be adversely affected. Regardless of the ultimate success of a strategic initiative, the implementation and integration of new business or operational processes could be disruptive to our current operations. Even if we test and evaluate an initiative on a limited basis, the diversion of management time and resources could have an adverse effect on our business.

BLOOMIN’ BRANDS, INC.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk in connection with our variable-rate debt.

We are highly leveraged. As of December 27, 2015, our total indebtedness was $1.3 billion. As of December 27, 2015, we also had $363.7 million in available unused borrowing capacity under our revolving credit facility, including undrawn letters of credit of $29.3 million.

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

•
exposing us to the risk of increased interest rates because certain of our borrowings under our senior secured credit facilities (the “Senior Secured Credit Facility”) and the mortgage loan (the “PRP Mortgage Loan”) are at variable rates of interest;

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

We may incur substantial additional indebtedness in the future, subject to the restrictions contained in our Senior Secured Credit Facility and PRP Mortgage Loan. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

We had $859.5 million of variable-rate debt outstanding under our Senior Secured Credit Facility as of December 27, 2015. In September 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt that had a start date of June 30, 2015. The swap agreements have an aggregate notional amount of $400.0 million and mature on May 16, 2019. While these agreements limit our exposure to higher interest rates, an increase in the floating rate could nonetheless cause a material increase in our interest expense due to the total amount of our outstanding variable rate indebtedness.

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

If we breach the covenants under our debt agreements, the lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under the Senior Secured Credit Facility and the PRP Mortgage Loan could

BLOOMIN’ BRANDS, INC.

proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under our Senior Secured Credit Facility and the PRP Mortgage Loan. If the lenders under the Senior Secured Credit Facility and the PRP Mortgage Loan accelerate the repayment of borrowings, we cannot be certain that we will have sufficient assets to repay them.

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

Our ability to make scheduled payments on our debt obligations and to satisfy our operating lease obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. We cannot be certain that we will maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, or to pay our operating lease obligations. If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations or take other actions to meet our debt service and other obligations. Our debt agreements restrict our ability to dispose of assets and how we may use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due. The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our debt agreements would constitute an event of default under those agreements and the lenders could elect to declare all amounts outstanding under them to be immediately due and payable and terminate all commitments to extend further credit.

Our ability to refinance our indebtedness in the future depends on our financial condition, market conditions and other factors.

We cannot be certain that our financial condition or credit and other market conditions will be favorable when our PRP Mortgage Loan matures in 2018 or, if we meet the requirements for extension of a portion thereof, 2019 or when our Credit Facilities mature in 2019, or at any earlier time we may seek to refinance our debt. Although we intend to pay off our PRP Mortgage Loan through proceeds from a sale-leaseback program, we cannot provide any assurance that we will be able to successfully implement such a program or that the terms and conditions of any sale-leaseback transactions will not create additional business and financial risks. Our ability to enter into sale-leaseback transactions on acceptable financial terms is subject to various uncertainties, including economic and real estate market conditions in the relevant markets. If we are unable to paydown the existing balance or refinance our indebtedness on favorable terms, our financial condition and results of operations would be adversely affected.

Risks Related to Our Common Stock

Our stock price is subject to volatility.

The stock market in general is highly volatile. As a result, the market price of our common stock is similarly volatile. The price of our common stock could be subject to wide fluctuations in response to a number of factors, some of which may be beyond our control. These factors include actual or anticipated fluctuations in our operating results, changes in, or our ability to achieve, estimates of our operating results by analysts, investors or management, analysts’ recommendations regarding our stock or our competitors’ stock, sales of substantial amounts of our common stock by our stockholders, actions or announcements by us or our competitors, the maintenance and growth of the value of our

BLOOMIN’ BRANDS, INC.

brands, litigation, legislation or other regulatory developments affecting us or our industry, natural disasters, terrorist acts, war or other calamities and changes in general market and economic conditions.

If we are unable to continue to pay dividends or repurchase our stock, your investment in our common stock may decline in value.

In 2015, we initiated a quarterly dividend program. Our Board of Directors also authorized stock repurchase programs commencing in late 2014. The continuation of these programs will require the generation of sufficient cash flows and the existence of surplus. Any decisions to declare and pay dividends and continue stock repurchase programs in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, borrowing capacity, contractual restrictions and other factors that our Board of Directors may deem relevant at the time.

Our ability to pay dividends is dependent on our ability to obtain funds from our subsidiaries and to have access to our revolving credit facility. Based on our credit agreement, restricted dividend payments from OSI to Bloomin’ Brands can be made on an unlimited basis provided we are compliant with our debt covenants.

If we discontinue our dividend or stock repurchase programs, or reduce the amount of the dividends we pay or stock that we repurchase, the price of our common stock may fall. As a result, you may not be able to resell your shares at or above the price you paid for them.

Provisions in our certificate of incorporation and bylaws, our Senior Secured Credit Facility and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.

Our certificate of incorporation and bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our company or changes in our management.

In addition, our Senior Secured Credit Facility includes change of control provisions that require that no stockholder or “group” within the meaning of Section 13(d) of the Exchange Act (other than our former private equity sponsors, our founders and our management stockholders or other permitted holders) has obtained more than 40% of our voting power.

These provisions in our certificate of incorporation, bylaws, and Senior Secured Credit Facility may discourage, delay or prevent a transaction involving a change in control of the Company that is in the best interests of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. Although we have elected in our certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law our certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that our former private equity sponsors will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions.

BLOOMIN’ BRANDS, INC.

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

Item 1B. Unresolved Staff Comments

Not applicable.

BLOOMIN’ BRANDS, INC.

Item 2.    Properties

As of December 27, 2015, we owned 20% of our restaurant sites and leased the remaining 80% of our restaurant sites from third parties. We had 1,507 system-wide restaurants located across the following states, territories or countries as of December 27, 2015:

U.S.
COMPANY-OWNED						FRANCHISE
Alabama	20	Louisiana	22	Ohio	48	Alabama	1
Arizona	29	Maryland	42	Oklahoma	11	Alaska	1
Arkansas	11	Massachusetts	22	Pennsylvania	47	California	63
California	15	Michigan	37	Puerto Rico	2	Florida	2
Colorado	30	Minnesota	9	Rhode Island	4	Georgia	1
Connecticut	15	Mississippi	2	South Carolina	39	Idaho	6
Delaware	3	Missouri	16	South Dakota	2	Mississippi	7
Florida	222	Montana	1	Tennessee	36	Montana	2
Georgia	49	Nebraska	7	Texas	73	Ohio	1
Hawaii	6	Nevada	16	Utah	6	Oregon	7
Illinois	26	New Hampshire	3	Vermont	1	Tennessee	3
Indiana	23	New Jersey	44	Virginia	61	Virginia	1
Iowa	7	New Mexico	6	West Virginia	8	Washington	18
Kansas	7	New York	46	Wisconsin	12
Kentucky	17	North Carolina	65	Wyoming	2
Total U.S. company-owned					1,170	Total U.S. franchise	113
INTERNATIONAL
COMPANY-OWNED		FRANCHISE
Brazil (1)	78	Australia	7	Guam	1	Saudi Arabia	5
China (Mainland)	5	Bahamas	1	Indonesia	4	Singapore	2
Hong Kong	8	Canada	3	Japan	10	Taiwan	5
South Korea	75	Chile	1	Malaysia	2	Thailand	1
		Costa Rica	1	Mexico	6	United Arab Emirates	1
		Dominican Republic	2	Philippines	4
		Ecuador	1	Qatar	1
Total International company-owned	166	Total International franchise					58
____________________

(1)	The restaurant count for Brazil is reported as of November 2015 to correspond with the balance sheet date of this subsidiary.

Following is a summary of the location and leased square footage for our corporate offices, all of which are leased, as of December 27, 2015:

LOCATION	USE	SQUARE FEET	LEASE EXPIRATION
Tampa, Florida	Corporate Headquarters	168,000	1/31/2025
Newport Beach, California	Fleming’s Operations Center	3,941	2/28/2017
Seoul, Korea	Korea Operations Center	6,174	6/30/2017
São Paulo, Brazil	Brazil Operations Center	11,722	6/30/2019

We also have a number of other smaller office locations regionally in China (mainland) and Hong Kong.

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

MARKET INFORMATION AND DIVIDENDS

Our common stock is listed on the Nasdaq Global Select Market under the symbol “BLMN”.

In December 2014, our Board of Directors adopted a dividend policy under which it intends to declare quarterly cash dividends on shares of our common stock. Future dividend payments will depend on earnings, financial condition, capital expenditure requirements and other factors that our Board considers relevant. The terms of our debt agreements permit regular quarterly dividend payments, subject to certain restrictions. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on Nasdaq and the dividends declared and paid during the periods indicated:

	SALES PRICE				DIVIDENDS DECLARED AND PAID (1)
	2015		2014
	HIGH	LOW	HIGH	LOW	2015
First Quarter	$26.25	$22.91	$26.45	$21.59	$0.06
Second Quarter	24.53	20.86	24.96	20.16	0.06
Third Quarter	23.83	18.00	22.81	15.01	0.06
Fourth Quarter	19.44	15.90	24.05	17.45	0.06
____________________

(1)	See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - DIVIDENDS AND SHARE REPURCHASES.”

HOLDERS

As of February 19, 2016, there were 119 holders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents the securities authorized for issuance under our equity compensation plans as of December 27, 2015:

(dollars in thousands, except exercise price)	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (1)
Equity compensation plans approved by security holders	9,718	$12.99	2,552
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

BLOOMIN’ BRANDS, INC.

STOCK PERFORMANCE GRAPH

The following graph depicts the total return to stockholders from August 8, 2012, the date our common stock became listed on the Nasdaq Global Select Market, through December 27, 2015, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and each index on August 8, 2012 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	AUGUST 8, 2012	DECEMBER 31, 2012	DECEMBER 31, 2013	DECEMBER 28, 2014	DECEMBER 27, 2015
Bloomin’ Brands, Inc. (BLMN)	$100.00	$126.03	$193.47	$191.38	$139.38
Standard & Poor’s 500	100.00	102.72	135.96	156.76	157.94
Standard & Poor’s Consumer Discretionary	100.00	107.53	153.58	168.55	186.16

BLOOMIN’ BRANDS, INC.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding our purchases of common stock during the thirteen weeks ended December 27, 2015:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
September 28, 2015 through October 25, 2015	—	$—	—	$40,001,198
October 26, 2015 through November 22, 2015	601,779	$16.60	601,779	$30,001,222
November 23, 2015 through December 27, 2015	2,651	$16.90	—	$30,001,222
Total	604,430		601,779
____________________

(1)
The Board of Directors authorized the repurchase of $100.0 million of our outstanding common stock as announced publicly in our press release issued on August 4, 2015 (the “2015 Share Repurchase Program”). Common shares repurchased during the thirteen weeks ended December 27, 2015 represented shares repurchased under the 2015 Share Repurchase Program and 2,651 shares withheld for tax payments due upon vesting of employee restricted stock awards. On February 12, 2016, the Company’s Board of Directors canceled the remaining authorization under the 2015 Share Repurchase Program and approved a new $250.0 million authorization (the “2016 Share Repurchase Program”), as announced publicly in our press release issued on February 17, 2016. The 2016 Share Repurchase Program will expire on August 12, 2017.

BLOOMIN’ BRANDS, INC.

Item 6. Selected Financial Data

	FISCAL YEAR
(dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Operating Results:
Revenues
Restaurant sales	$4,349,921	$4,415,783	$4,089,128	$3,946,116	$3,803,252
Other revenues	27,755	26,928	40,102	41,679	38,012
Total revenues (1)	4,377,676	4,442,711	4,129,230	3,987,795	3,841,264
Income from operations (2)	230,925	191,964	225,357	181,137	213,452
Net income including noncontrolling interests (2) (3)	131,560	95,926	214,568	61,304	109,179
Net income attributable to Bloomin’ Brands (2) (3)	$127,327	$91,090	$208,367	$49,971	$100,005
Basic earnings per share	$1.04	$0.73	$1.69	$0.45	$0.94
Diluted earnings per share	$1.01	$0.71	$1.63	$0.44	$0.94
Cash dividends declared per common share	$0.24	$—	$—	$—	$—
Balance Sheet Data:
Total assets (4)	$3,032,569	$3,338,240	$3,267,421	$3,003,214	$3,337,783
Total debt, net (4)	1,316,864	1,309,797	1,408,088	1,481,101	2,093,137
Total stockholders’ equity (5)	421,900	556,449	482,709	220,205	40,297
Cash Flow Data:
Capital expenditures	$210,263	$237,868	$237,214	$178,720	$120,906
Repurchase of common stock	170,769	930	436	—	—
____________________
Note: This selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, included in Item 8 of this Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

(1)
Total revenues in fiscal year 2015 include $24.3 million of higher restaurant sales due to a change in our fiscal year end. Total revenues in fiscal 2014 year include $46.0 million of lower restaurant sales due to a change in our fiscal year end.

(2)
Fiscal year 2015 results include $4.9 million of higher income from operations due to a change in our fiscal year end and $31.8 million of asset impairments and restaurant closing costs related to our Bonefish Restructuring and our International and Domestic Restaurant Closure Initiatives (each as defined later). Fiscal year 2014 results include $9.2 million of lower income from operations due to a change in our fiscal year end, $26.8 million of asset impairments and restaurant closing costs related to our International and Domestic Restaurant Closure Initiatives, $24.0 million of asset impairments related to our Roy’s concept and corporate airplanes and $9.0 million of severance related to our organizational realignment. Fiscal year 2013 results include $18.7 million of asset impairments due to our Domestic Restaurant Closure Initiative. Fiscal year 2012 includes $34.1 million of certain executive compensation costs and non-cash stock compensation charges incurred in connection with the completion of our initial public offering (“IPO”) and $7.4 million of legal and other professional fees, primarily related to a lease amendment between OSI and PRP. Fiscal years 2012 and 2011 results include management fees and other reimbursable expenses of $13.8 million and $9.4 million, respectively, related to a management agreement with our sponsors and founders, which terminated at the time of our IPO.

(3)
Fiscal years 2015, 2014, 2013 and 2012 include $3.0 million, $11.1 million, $14.6 million and $21.0 million, respectively, of loss on extinguishment and modification of debt for: (i) the refinancing in 2015 and 2014, the repricing in 2013 and the refinancing in 2012 of our Senior Secured Credit Facility, (ii) the retirement of OSI’s senior notes in 2012 and (iii) the refinancing of the 2012 CMBS loan in 2012. Fiscal year 2013 includes a $36.6 million gain on remeasurement of a previously held equity investment related to our Brazil acquisition. Fiscal year 2013 includes a $52.0 million income tax benefit for a U.S. valuation allowance release. Fiscal year 2011 includes a $33.2 million gain related to the recovery of a note receivable from an affiliated entity.

(4)
Total assets and Total debt, net for fiscal years 2014, 2013, 2012, and 2011 include the reclassification of deferred debt issuance costs due to the adoption of ASU 2015-03 and ASU 2015-15. See Note 2 - Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements in Part II, Item 8 for more information.

(5)
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

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 27, 2015, we owned and operated 1,336 restaurants and franchised 171 restaurants across 48 states, Puerto Rico, Guam and 22 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

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

Executive Summary

Our 2015 financial results include:

•
A decrease in total revenues of 1.5% to $4.4 billion in 2015 as compared to 2014, driven primarily by the effect of foreign currency translation, partially offset by the net benefit of restaurant openings and closures. The decrease from foreign currency translation was due to the depreciation of the Brazil Real and South Korea Won.

•	An increase in combined U.S. comparable restaurant sales of 0.5% in 2015, primarily due to increases from pricing and product mix, partially offset by decreases in traffic.

•	Outback International in Brazil (“Outback Brazil”) comparable restaurant sales increased by 6.3% in 2015 due to increases in menu prices and traffic, partially offset by decreases from product mix.

•
Operating margin at the restaurant level improved 0.4% in fiscal year 2015 as compared to fiscal year 2014 primarily due to: (i) the impact of certain cost saving initiatives, (ii) higher average unit volumes and (iii) lower marketing expenses. This increase was partially offset by: (i) commodity inflation, (ii) higher kitchen and labor costs due to higher wage rates and lunch expansion across certain concepts and (iii) product mix.

•
Income from operations of $230.9 million in 2015 compared to $192.0 million in 2014, which was primarily due to lower impairments and restaurant closing costs, lower general and administrative expense and an increase in operating margin at the restaurant-level, as described above.

•	Productivity and cost management initiatives provided savings of $70.4 million in 2015.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Following is a summary of significant actions we have taken during the year and other factors that impacted our operating results and liquidity in 2015:

Share Repurchase Programs - During fiscal year 2015, we repurchased $170.0 million of our common stock.

On February 12, 2016, our Board of Directors canceled the $30.0 million of remaining authorization available under the 2015 Share Repurchase Program and approved a new $250.0 million authorization (the “2016 Share Repurchase Program”). The 2016 Share Repurchase Program will expire on August 12, 2017.

Dividends - In fiscal year 2015, we implemented a dividend program. During fiscal year 2015, we declared and paid $29.3 million of dividends.

Credit Agreement Amendments - On March 31, 2015, OSI entered into the Fourth Amendment (the “Fourth Amendment”) to its credit agreement (as amended, the “Credit Agreement”), to effect an increase of OSI’s existing revolving credit facility from $600.0 million to $825.0 million in order to fully pay down its existing Term loan B on April 2, 2015. No other material changes were made to the terms of the Credit Agreement as a result of the Fourth Amendment.

OSI entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement on December 11, 2015. The Fifth Amendment provided an incremental Term loan A-1 in an aggregate principal amount of $150.0 million and increased certain leverage ratio tests for purposes of restricted payments and mandatory prepayment requirements. The Fifth Amendment also permits regular quarterly dividend payments, subject to certain restrictions and permitted loans or advances to repay debt under our 2012 commercial mortgage-backed securities loan (the “2012 CMBS loan”) in an aggregate principal amount of $500.0 million.

Bonefish Restructuring - On February 12, 2016, we decided to close 14 Bonefish restaurants (the “Bonefish Restructuring”). We expect to substantially complete these restaurant closings by the first quarter of 2019. In connection with the Bonefish Restructuring, we reassessed the future undiscounted cash flows of the impacted restaurants, and as a result, we recognized pre-tax asset impairments of approximately $24.2 million during the fiscal year ended December 27, 2015. See Note 4 - Impairments, Disposals and Exit Costs of our Notes to Consolidated Financial Statements in Part II, Item 8 for additional details regarding the Bonefish Restructuring.

Macroeconomic Conditions - The combination of macroeconomic and other factors have put considerable pressure on sales in the casual dining industry both domestically and in our Brazil market.

•
Domestically, the ongoing impacts of reduced or stagnant disposable consumer income, underemployment, national, regional and local regulatory and economic conditions and consumer confidence have had a negative effect on discretionary consumer spending.

•
We have experienced significant foreign currency impact during 2015 due primarily to fluctuations of the Brazil Real and South Korean Won relative to the U.S. dollar. During fiscal year 2015, restaurant sales and operating income were negatively impacted by $119.3 million and $11.0 million, respectively, from changes in foreign currency rates. When the U.S. dollar strengthens compared to other currencies, the effect is a reduction in revenues and expenses denominated in currencies other than the U.S. dollar. We anticipate continued foreign currency volatility in fiscal year 2016, primarily with respect to the Brazil Real.

Should the macro-economic and other conditions persist domestically and in our Brazil market, we will continue to face increased pressure with respect to our pricing, traffic levels and commodity costs. We believe that in this environment, we need to maintain our focus on value and innovation as well as refreshing our restaurant base to continue to drive sales.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Growth Strategies

In 2016, our key growth strategies include:

•
Grow U.S. Sales and Profitability. We plan to continue to remodel and relocate restaurants, introduce innovative menu items that match evolving consumer preferences and use limited-time offers and multimedia marketing campaigns to drive traffic and increase awareness of lunch. We will also focus on development opportunities for our concepts in the U.S. by opportunistically investing in new Outback and Fleming’s locations.

•
Accelerate International Growth. We continue to focus on existing geographic regions in Latin America and Asia, with strategic expansion in selected emerging and high growth developed markets. Specifically, we are focusing our existing market growth in Brazil and new market growth in China. We expect to open between 40 and 50 system-wide locations in 2016, with over half expected to be international locations.

•
Drive Long-Term Shareholder Value. We plan to drive long-term shareholder value by reinvesting operational cash flow in our business, improving our credit profile and returning excess cash to shareholders through share repurchases and dividends.

We intend to fund our growth efforts, in part, by utilizing productivity initiatives across our business. Productivity savings will be reinvested in the business to drive revenue growth and margin improvement.

2016 Initiatives

On February 11, 2016, PRP, as borrower, and Wells Fargo Bank, National Association, as lender (the “Lender”), entered into a loan agreement (the “PRP Mortgage Loan”), pursuant to which PRP borrowed $300.0 million. The PRP Mortgage Loan has an initial maturity date of February 11, 2018 (the “Initial Maturity”) with an option to extend the Initial Maturity for one twelve-month extension period (the “Extension”) provided that certain conditions are satisfied. The PRP Mortgage Loan is collateralized by 148 properties owned by PRP.
The proceeds of the PRP Mortgage Loan were used, together with borrowings under our revolving credit facility, to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan. In connection with the extinguishment, we anticipate recognizing a loss of $26.0 million to $29.0 million during the first quarter of 2016.
The PRP Mortgage Loan bears interest, payable monthly, at a variable rate equal to 250 basis points above the seven-day LIBOR, subject to adjustment in certain circumstances.
As a result of these transactions, we anticipate interest savings of approximately $12.0 million in fiscal year 2016.

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

•
Adjusted restaurant-level operating margin, Adjusted income from operations, Adjusted net income, Adjusted diluted earnings per share—non-GAAP financial measures utilized to evaluate our operating performance, which definitions, usefulness and reconciliations are described in more detail in the “Non-GAAP Financial Measures” section below; and

•	Consumer satisfaction scores—measurement of our consumers’ experiences in a variety of key areas.

Change in Fiscal Year End

Beginning in 2014, we changed our fiscal year end from a calendar year ending on December 31 to a 52-53 week year ending on the last Sunday in December, effective with fiscal year 2014. In a 52-week fiscal year, each of our quarterly periods comprise 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making that quarter consist of 14 weeks. We made the fiscal year change on a prospective basis and did not adjust operating results for prior periods.

Fiscal years 2015 and 2014 consisted of the 52 weeks ended December 27, 2015 and December 28, 2014, respectively, and fiscal year 2013 consisted of the twelve months ended December 31, 2013. The following table presents the impact of the change in our fiscal year on the Consolidated Statements of Operations and Comprehensive Income for the periods ending as indicated:

FISCAL YEAR	FISCAL YEAR CHANGE IMPACT (in operating days)	INCREASE/(DECREASE) (dollars in millions)
		RESTAURANT SALES	NET INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS
2015	2	$24.3	$4.9
2014	(3)	$(46.0)	$(9.2)

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation as of the end of the periods indicated:

	DECEMBER 27, 2015	DECEMBER 28, 2014	DECEMBER 31, 2013
Number of restaurants (at end of the period):
U.S.
Outback Steakhouse
Company-owned	650	648	663
Franchised	105	105	105
Total	755	753	768
Carrabba’s Italian Grill
Company-owned	244	242	239
Franchised	3	1	1
Total	247	243	240
Bonefish Grill
Company-owned	210	201	187
Franchised	5	5	7
Total	215	206	194
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	66	66	65
Roy’s (1)
Company-owned	—	20	21
International
Company-owned
Outback Steakhouse - Brazil (2)	75	63	48
Outback Steakhouse - South Korea (3)	75	91	110
Other	16	11	11
Franchised	58	55	51
Total	224	220	220
System-wide total	1,507	1,508	1,508
____________________

(1)	On January 26, 2015, we sold our Roy’s concept.

(2)	The restaurant counts for Brazil are reported as of November 30, 2015, 2014 and 2013, respectively, to correspond with the balance sheet dates of this subsidiary.

(3)
In the first quarter of 2015, we adopted a policy that relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are considered a closure. Prior periods for South Korea have been revised to conform to the current year presentation.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations and Comprehensive Income in relation to Total revenues or Restaurant sales, as indicated:

	FISCAL YEAR
	2015	2014	2013
Revenues
Restaurant sales	99.4%	99.4%	99.0%
Other revenues	0.6	0.6	1.0
Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.6	32.5	32.6
Labor and other related (1)	27.7	27.6	28.3
Other restaurant operating (1)	23.1	23.8	23.6
Depreciation and amortization	4.3	4.3	4.0
General and administrative	6.6	6.9	6.5
Provision for impaired assets and restaurant closings	0.8	1.2	0.6
Income from operations of unconsolidated affiliates	—	—	(0.2)
Total costs and expenses	94.7	95.7	94.5
Income from operations	5.3	4.3	5.5
Loss on extinguishment and modification of debt	(0.1)	(0.3)	(0.4)
Gain on remeasurement of equity method investment	—	—	0.9
Other expense, net	(*)	(*)	(*)
Interest expense, net	(1.3)	(1.3)	(1.8)
Income before provision (benefit) for income taxes	3.9	2.7	4.2
Provision (benefit) for income taxes	0.9	0.5	(1.0)
Net income	3.0	2.2	5.2
Less: net income attributable to noncontrolling interests	0.1	0.1	0.2
Net income attributable to Bloomin’ Brands	2.9%	2.1%	5.0%
____________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESTAURANT SALES

Following is a summary of the changes in restaurant sales for fiscal years 2015 and 2014:

	FISCAL YEAR
(dollars in millions):	2015	2014 (1)
For fiscal years 2014 and 2013	$4,415.8	$4,089.1
Change from:
Effect of foreign currency translation	(119.3)	(20.8)
Restaurant closings (2)	(99.2)	(61.7)
Divestiture of Roy’s	(63.2)	—
Restaurant openings (3)	153.8	144.3
Comparable restaurant sales (2)(3)	37.7	31.9
Change in fiscal year	24.3	(46.0)
Brazil acquisition	—	279.0
For fiscal years 2015 and 2014	$4,349.9	$4,415.8
____________________

(1)	Activity for fiscal year 2014 has been recast to separately present the effect of foreign currency translation.

(2)
In the first quarter of 2015, we adopted a policy that relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are considered a closure. Prior period amounts for Restaurant closings and Comparable restaurant sales have been revised to conform to the current year presentation.

(3)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The decrease in Restaurant sales in 2015 as compared to 2014 was primarily attributable to: (i) the effect of foreign currency translation, due to the depreciation of the Brazil Real and South Korea Won, (ii) the closing of 84 restaurants since December 31, 2013, (iii) the sale of 20 Roy’s restaurants and (iv) lower comparable restaurant sales for Bonefish Grill and Carrabba’s Italian Grill. The decrease in restaurant sales was partially offset by: (i) the opening of 119 new restaurants not included in our comparable restaurant sales base, (ii) an increase in combined comparable restaurant sales at our existing restaurants, primarily at Outback Steakhouse in the U.S. and Brazil and (iii) two additional operating days due to a change in our fiscal year end.

The increase in Restaurant sales in 2014 as compared to 2013 was primarily attributable to: (i) the consolidation of restaurant sales generated by restaurants in Brazil that were acquired November 1, 2013, (ii) the opening of 100 new restaurants not included in our comparable restaurant sales base and (iii) an increase in U.S. comparable restaurant sales at our existing restaurants. The increase in restaurant sales was partially offset by: (i) the closing of 59 restaurants since December 31, 2012, (ii) lower comparable restaurant sales in South Korea, (iii) three fewer operating days due to a change in our fiscal year end and (iv) the effect of foreign currency translation.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales and Menu Prices
Following is a summary of comparable restaurant sales and general menu price increases:

	FISCAL YEAR
	2015	2014	2013
Comparable restaurant sales (stores open 18 months or more) (1) (2) (3):
U.S.
Outback Steakhouse	1.8%	3.1%	1.6%
Carrabba’s Italian Grill	(0.7)%	(1.0)%	(0.2)%
Bonefish Grill	(3.3)%	0.5%	—%
Fleming’s Prime Steakhouse & Wine Bar	1.3%	3.2%	4.5%
Combined U.S.	0.5%	2.0%	1.2%
International
Outback Steakhouse - Brazil (4)	6.3%	7.6%	n/a
Outback Steakhouse - South Korea	(2.0)%	(17.7)%	(6.4)%

Year over year percentage change:
Menu price increases (5):
U.S.
Outback Steakhouse	3.3%	2.9%	2.5%
Carrabba’s Italian Grill	2.1%	2.7%	2.2%
Bonefish Grill	2.9%	2.9%	2.1%
Fleming’s Prime Steakhouse & Wine Bar	2.9%	3.1%	3.4%
International
Outback Steakhouse - Brazil (4)	6.4%	7.1%	n/a
Outback Steakhouse - South Korea	1.8%	1.1%	0.8%
____________________

(1)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(2)	Fiscal years 2015 and 2014 include $24.3 million higher restaurant sales and $46.0 million lower restaurant sales, respectively, due to a change in our fiscal year end.

(3)
Traffic for the fourth quarter of 2015 was as follows: Outback Steakhouse (4.9%), Carrabba’s Italian Grill (1.9%), Bonefish Grill (8.4%), Fleming’s Prime Steakhouse & Wine Bar (2.6%), Combined U.S. (4.6%), Outback Steakhouse Brazil (0.6%) and Outback Steakhouse South Korea 4.0%.

(4)	Effective November 1, 2013, we acquired a controlling interest in the Brazil Joint Venture resulting in the consolidation of 47 restaurants.

(5)	The stated menu price changes exclude the impact of product mix shifts to new menu offerings and discounts.

Our comparable restaurant sales represent the growth from restaurants opened 18 months or more. For fiscal year 2015, combined U.S. comparable restaurant sales increased due to increases from pricing and product mix, partially offset by decreases in traffic. Customer traffic decreases were primarily due to Bonefish Grill, where we did not continue higher promotional activities from fiscal year 2014. We have slowed Bonefish Grill restaurant development until there is improvement in our sales results.
For fiscal year 2015, comparable restaurant sales for Brazil increased primarily due to increases in pricing and traffic, partially offset by decreases from product mix.
Comparable restaurant sales for South Korea decreased for the fiscal year 2015 due to discounts and decreases from product mix, partially offset by increases from menu pricing and traffic. Customer traffic increased in South Korea due to promotional activities. However, we believe traffic increases were limited by macro-economic conditions and the outbreak of Middle East Respiratory Syndrome (MERS).

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

For 2014, combined U.S. comparable restaurant sales increased primarily due to increases in general menu prices, partially offset by a shift in the mix in our product sales.
Comparable restaurant sales for Brazil increased for fiscal year 2014 primarily due to increases in general menu prices and traffic, partially offset by a shift in the mix in our product sales.

Comparable restaurant sales for South Korea significantly decreased for fiscal year 2014 due to a decrease in traffic and a shift in the mix in our product sales, partially offset by increases from pricing. Customer traffic decreased in South Korea due to macroeconomic conditions that impacted discretionary consumer spending, particularly in the casual dining environment.

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks:

	FISCAL YEAR
	2015	2014	2013
Average restaurant unit volumes (dollars in thousands):
U.S.
Outback Steakhouse	$3,430	$3,329	$3,230
Carrabba’s Italian Grill	$2,954	$2,945	$2,998
Bonefish Grill	$3,019	$3,135	$3,131
Fleming’s Prime Steakhouse & Wine Bar	$4,247	$4,163	$4,082
International
Outback Steakhouse - Brazil (1) (2)	$4,137	$5,659	n/a
Outback Steakhouse - South Korea (3)	$2,266	$2,256	$2,677
Operating weeks:
U.S.
Outback Steakhouse	33,758	33,687	34,600
Carrabba’s Italian Grill	12,678	12,467	12,284
Bonefish Grill	10,731	10,047	9,238
Fleming’s Prime Steakhouse & Wine Bar	3,432	3,411	3,389
International
Outback Steakhouse - Brazil (2)	3,563	2,859	n/a
Outback Steakhouse - South Korea	3,939	5,474	5,641
____________________

(1)	Translated at average exchange rates of 3.19 and 2.33 for fiscal years 2015 and 2014, respectively.

(2)	Effective November 1, 2013, we acquired a controlling interest in the Brazil Joint Venture resulting in the consolidation 47 restaurants.

(3)	Translated at average exchange rates of 1,130.81, 1,053.78 and 1,087.95 for fiscal years 2015, 2014 and 2013, respectively.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COSTS AND EXPENSES

Cost of sales

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2015	2014	Change	2014	2013	Change
Cost of sales	$1,419.7	$1,435.4		$1,435.4	$1,333.8
% of Restaurant sales	32.6%	32.5%	0.1%	32.5%	32.6%	(0.1)%

Cost of sales, consisting of food and beverage costs, increased slightly as a percentage of Restaurant sales in 2015 as compared to 2014. The increase as a percentage of Restaurant sales was primarily due to: (i) 1.2% from higher commodity costs, primarily beef, and (ii) 0.4% from product mix. These increases were largely offset by decreases as a percentage of Restaurant sales due to: (i) 1.0% from the impact of certain cost savings initiatives and (ii) 0.6% from menu price increases.

The decrease as a percentage of Restaurant sales in 2014 as compared to 2013 was primarily due to: (i) 0.9% from the impact of certain cost savings initiatives and (ii) 0.7% from menu price increases. The decrease was partially offset by increases as a percentage of Restaurant sales of: (i) 0.7% from higher commodity costs, primarily seafood and beef, and (ii) 0.7% related to lunch expansion, changes in our product mix and promotions.

In fiscal year 2016, we expect to incur increased commodity costs of approximately 0.5%. During fiscal 2015, we incurred commodity inflation of 3.7%.

Labor and other related expenses

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2015	2014	Change	2014	2013	Change
Labor and other related	$1,205.6	$1,219.0		$1,219.0	$1,157.6
% of Restaurant sales	27.7%	27.6%	0.1%	27.6%	28.3%	(0.7)%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to Restaurant Managing Partners, costs related to field deferred compensation plans, and other field incentive compensation expenses. Labor and other related expenses increased as a percentage of Restaurant sales for 2015 as compared to 2014 due to: (i) 0.9% from higher kitchen and service labor costs due to higher wage rates and lunch expansion across certain concepts and (ii) 0.2% from higher field management compensation based on individual restaurant performance. These increases were partially offset by decreases as a percentage of Restaurant sales primarily attributable to: (i) 0.4% from the impact of certain cost savings initiatives, (ii) 0.4% from higher average unit volumes, primarily at Outback Steakhouse and (iii) 0.1% due to the favorable resolution of a payroll tax audit contingency.

Labor and other related expenses decreased as a percentage of Restaurant sales for 2014 as compared to 2013 due to: (i) 0.5% from the acquisition of Brazil, primarily due to higher volumes, (ii) 0.5% from the impact of certain cost savings initiatives; (iii) 0.4% from higher average U.S. unit volumes, primarily at Outback Steakhouse and (iv) 0.4% due to expenses from a payroll tax audit contingency recorded in 2013. These decreases were partially offset by increases as a percentage of Restaurant sales primarily attributable to: (i) 0.8% of higher kitchen and service labor costs due to lunch expansion across certain concepts and the addition of new restaurant locations and (ii) 0.3% from lower average unit volumes in South Korea.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other restaurant operating expenses

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2015	2014	Change	2014	2013	Change
Other restaurant operating	$1,006.8	$1,049.1		$1,049.1	$964.3
% of Restaurant sales	23.1%	23.8%	(0.7)%	23.8%	23.6%	0.2%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. The decrease as a percentage of Restaurant sales for 2015 as compared to 2014 was primarily due to the following: (i) 0.6% from a decrease due to marketing efficiencies with a shift to digital advertising from television and lower marketing spend, (ii) 0.3% from higher average unit volumes, primarily at Outback Steakhouse and (iii) 0.3% from the impact of certain cost savings initiatives. The decreases were partially offset by increases as a percentage of Restaurant sales primarily due to: (i) 0.2% from an increase in operating supplies due to lunch expansion and promotions, (ii) 0.2% from a legal settlement gain in 2014, (iii) 0.1% from higher repairs and maintenance and (iv) 0.1% from higher general liability insurance expense.

The increase as a percentage of Restaurant sales for 2014 as compared to 2013 was primarily due to the following: (i) 0.4% lower average unit volumes in South Korea, (ii) 0.2% increase in operating supplies primarily due to lunch expansion and promotions, (iii) 0.1% of higher restaurant occupancy costs mainly related to rent escalations from existing leases, (iv) 0.1% of higher restaurant utilities associated with new restaurant locations and lunch expansion across certain concepts, (v) 0.1% higher general liability insurance expense and (vi) 0.1% increase in fees due to higher gift card sales. The increases were partially offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.4% from our acquired Brazil restaurants, primarily due to higher volumes, (ii) 0.2% higher U.S. average unit volumes, primarily at Outback Steakhouse and (iii) 0.2% gain on a legal settlement.

Depreciation and amortization

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2015	2014	Change	2014	2013	Change
Depreciation and amortization	$190.4	$190.9		$190.9	$164.1
% of Total revenues	4.3%	4.3%	—%	4.3%	4.0%	0.3%

Depreciation and amortization was flat as a percentage of Total revenues for 2015 as compared to 2014 and was negatively impacted by: (i) the sale of Roy’s in the first quarter of 2015, (ii) lower depreciation for certain information technology assets that fully depreciated in the fourth quarter of 2014 and (iii) lower depreciation for South Korea assets due to impairments related to the International Restaurant Closure Initiative. These decreases were offset by increases as a percentage of Total revenues primarily due to additional depreciation expense related to the opening of new restaurants and the remodeling of existing restaurants.

The increase as a percentage of Total revenues for 2014 as compared to 2013 was primarily due to: (i) amortization expense associated with our acquired Brazil operations; (ii) depreciation expense related to new, renovated and relocated restaurants and (iii) the completion of internally developed technology projects.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative expenses

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the changes in general and administrative expenses:

	FISCAL YEAR
(dollars in millions):	2015	2014
For fiscal years 2014 and 2013	$304.4	$268.9
Change from:
Severance	(7.7)	9.2
Compensation, benefits and payroll tax	(7.2)	4.8
Foreign currency exchange	(6.5)	(1.6)
Life insurance investments	(0.8)	3.2
Deferred compensation	(0.4)	(0.2)
Legal & professional fees	3.2	1.2
Employee stock-based compensation	2.9	3.1
Termination of split dollar life insurance policies	1.9	2.8
Incentive compensation	0.3	(6.1)
Brazil general and administrative	—	20.5
Other	(2.5)	(1.4)
For fiscal years 2015 and 2014	$287.6	$304.4

In 2015, general and administrative expense decreased primarily from the following items:

•
Severance expense was lower due to expenses associated with an organizational realignment of certain functions during fiscal 2014, partially offset by severance incurred in fiscal 2015 in connection with the International Restaurant Closure Initiative.

•
Employee compensation, benefits and payroll tax was lower primarily due to lower headcount resulting from our organizational realignment in fiscal 2014 and the International Restaurant Closure Initiative, partially offset by higher costs related to additional plan benefits.

•	The effects of foreign currency exchange, primarily the depreciation of the Brazil Real.

•
Legal and professional fees were higher due to: (i) certain technology projects supporting the growth of our operations, (ii) legal costs primarily associated with a litigation settlement and (iii) certain other professional service fees.

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

•	A net decrease in the cash surrender value of life insurance investments related to our partner deferred compensation programs.

•	Legal and professional fees increased due to higher legal and tax fees supporting operational activities.

•	Incentive compensation decreased due to performance against current year objectives.

Provision for impaired assets and restaurant closings

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2015	2014	Change	2014	2013	Change
Provision for impaired assets and restaurant closings	$36.7	$52.1	$(15.4)	$52.1	$22.8	$29.3

Bonefish Restructuring - On February 12, 2016, we decided to close 14 Bonefish restaurants. In connection with the Bonefish Restructuring, we reassessed the future undiscounted cash flows of the impacted restaurants, and as a result, we recognized pre-tax asset impairments of approximately $24.2 million during the fiscal year ended December 27, 2015. We expect to incur additional charges of approximately $4.5 million to $7.5 million over the next five years, including costs associated with lease obligations, employee terminations and other closure related obligations.

Restaurant Closure Initiatives - In fiscal 2014, we decided to close 36 underperforming international locations, primarily in South Korea (the “International Restaurant Closure Initiative”). In connection with the International Restaurant Closure Initiative, we incurred pre-tax restaurant closing costs of $6.0 million and $19.7 million during fiscal 2015 and 2014, respectively. We expect to incur additional charges of approximately $1.0 million, including costs associated with lease obligations, employee terminations and other closure related obligations, through the first half of 2016.

In the fourth quarter of 2013, we completed an assessment of our domestic restaurant base and decided to close 22 underperforming domestic locations (the “Domestic Restaurant Closure Initiative”). Approximately $1.6 million, $6.0 million and $18.7 million of pre-tax restaurant closing costs were incurred during fiscal 2015, 2014 and 2013, respectively, in connection with the Domestic Restaurant Closure Initiative.

Roy’s - In connection with the decision to sell Roy’s, we recorded pre-tax impairment charges of $13.4 million for Assets held for sale during fiscal year 2014.

Other Disposals - During the third quarter of 2014, we decided to sell both of our corporate airplanes. In connection with the decision, we recognized pre-tax asset impairment charges of $10.6 million during fiscal year 2014. During fiscal 2015, we recognized additional pre-tax asset impairment charges of $0.7 million for corporate aircraft.

The remaining restaurant impairment and closing charges resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for relocation or closure.

See Note 4 - Impairments, Disposals and Exit Costs of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income from operations

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2015	2014	Change	2014	2013	Change
Income from operations	$230.9	$192.0		$192.0	$225.4
% of Total revenues	5.3%	4.3%	1.0%	4.3%	5.5%	(1.2)%

The increase in income from operations during fiscal year 2015 as compared to fiscal year 2014 was primarily due to lower general and administrative expense, lower impairments and restaurant closing costs and an increase in operating margin at the restaurant-level.

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

Loss on extinguishment and modification of debt

	FISCAL YEAR			FISCAL YEAR
(dollars in millions)	2015	2014	Change	2014	2013	Change
Loss on extinguishment and modification of debt	3.0	11.1	(8.1)	11.1	14.6	(3.5)

In connection with the refinancing of our senior secured credit facility, we recognized a loss on extinguishment and modification of debt for fiscal years 2015 and 2014. During fiscal year 2013, we recorded a loss on extinguishment and modification of debt in connection with the repricing of our Term loan B.

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

Other expense, net

Other expense, net, includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations:

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2015	2014	Change	2014	2013	Change
Other expense, net	$(0.9)	$(1.2)	$0.3	$(1.2)	$(0.2)	$(1.0)

During fiscal year 2015, we recorded other expense of $0.9 million, primarily in connection with the loss on sale of our Roy’s business. During fiscal year 2014, other expense was primarily due to the loss on sale of an Outback Steakhouse restaurant in Mexico.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest expense, net

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2015	2014	Change	2014	2013	Change
Interest expense, net	$56.2	$59.7	$(3.5)	$59.7	$74.8	$(15.1)

The decrease in net interest expense in fiscal year 2015 as compared to fiscal year 2014 was primarily due to the refinancing of the Senior Secured Credit Facilities in March 2015 and May 2014 and the repayment of long-term debt during fiscal year 2014. These decreases were partially offset by additional expense related to the interest rate swaps.

The decrease in net interest expense in fiscal year 2014 as compared to fiscal year 2013 was primarily due to the repricing and refinancing of the Senior Secured Credit Facilities in April 2013 and May 2014, respectively.

Provision (benefit) for income taxes

	FISCAL YEAR			FISCAL YEAR
	2015	2014	Change	2014	2013	Change
Effective income tax rate	23.0%	20.0%	3.0%	20.0%	(24.5)%	44.5%

The net increase in the effective income tax rate in fiscal year 2015 as compared to fiscal year 2014 was primarily due to a change in the amount and mix of income and losses across our domestic and international subsidiaries and the payroll tax audit settlements.

The net increase in the effective income tax rate in fiscal year 2014 as compared to fiscal year 2013 was primarily due to the release of the U.S. valuation allowance in 2013, the exclusion of the gain on remeasurement of our equity method investment in 2013 and a change in the blend of income across our U.S. and international subsidiaries.

The effective income tax rate for fiscal year 2015 and fiscal year 2014 was lower than the blended federal and state statutory rate of 38.9% and 38.8%, respectively, primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips.

Segments

During the first quarter of 2015, we recast our segment reporting to include two reportable segments, U.S. and International, which reflects changes made in how we manage our business, review operating performance and allocate resources. The U.S. segment includes all brands operating in the U.S. while brands operating outside the U.S. are included in the International segment. All prior period information was recast to reflect this change.

Our reporting segments are organized based on restaurant concept and geographic location. Resources are allocated and performance is assessed by our Chief Executive Officer (“CEO”), whom we have determined to be our Chief Operating Decision Maker.

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

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Segment income from operations
U.S.	$342,224	$320,561	$314,525
International	34,597	25,020	57,409
Total segment income from operations	376,821	345,581	371,934
Unallocated corporate operating expense - Cost of sales, Labor and other related and Other restaurant operating	13,067	14,452	(5,701)
Unallocated corporate operating expense - Depreciation and amortization and General and administrative	(158,963)	(168,069)	(140,876)
Unallocated corporate operating expense	(145,896)	(153,617)	(146,577)
Total income from operations	230,925	191,964	225,357
Loss on extinguishment and modification of debt	(2,956)	(11,092)	(14,586)
Gain on remeasurement of equity method investment	—	—	36,608
Other expense, net	(939)	(1,244)	(246)
Interest expense, net	(56,176)	(59,658)	(74,773)
Income before provision (benefit) for income taxes	$170,854	$119,970	$172,360

U.S. Segment

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Revenues
Restaurant sales	$3,857,162	$3,832,373	$3,745,071
Other revenues	22,581	21,906	24,282
Total revenues	$3,879,743	$3,854,279	$3,769,353
Restaurant-level operating margin	15.8%	15.4%	15.5%
Income from operations	342,224	320,561	314,525
Operating income margin	8.8%	8.3%	8.3%

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the change in U.S. segment restaurant sales for fiscal years 2015 and 2014:

	FISCAL YEAR
(dollars in millions)	2015	2014
For fiscal years 2014 and 2013	$3,832.4	$3,745.1
Change from:
Restaurant openings (1)	66.1	96.1
Change in fiscal year	22.8	(43.8)
Comparable restaurant sales (1)	20.1	75.1
Divestiture of Roy’s	(63.2)	—
Restaurant closings	(21.1)	(40.1)
For fiscal years 2015 and 2014	$3,857.1	$3,832.4
____________________

(1)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The increase in U.S. Restaurant sales in fiscal year 2015 was primarily attributable to: (i) the opening of 63 new restaurants not included in our comparable restaurant sales base, (ii) two additional operating days during fiscal year 2015 due to a change in our fiscal year end in 2014 and (iii) an increase in comparable restaurant sales at our existing restaurants, primarily Outback Steakhouse. The increase in U.S. Restaurant sales was partially offset by: (i) the sale of 20 Roy’s restaurants in January 2015, (ii) the closing of 31 restaurants since December 31, 2013 and (iii) lower comparable restaurant sales at Bonefish Grill and Carrabba’s Italian Grill.

The increase in U.S. Restaurant sales in fiscal year 2014 was primarily attributable to: (i) the opening of 68 new restaurants not included in our comparable restaurant sales base and (ii) an increase in comparable restaurant sales at our existing restaurants, primarily Outback Steakhouse. The increase in U.S. Restaurant sales was partially offset by: (i) three fewer operating days during fiscal year 2014 due to a change in our fiscal year end and (ii) the closing of 31 restaurants since December 31, 2013.

Restaurant-level operating margin

The increase in U.S. restaurant-level operating margin in fiscal year 2015 as compared to fiscal year 2014 was primarily due to: (i) the impact of certain cost savings initiatives, (ii) lower marketing expense and (iii) higher average unit volumes. This increase was partially offset by: (i) commodity inflation, (ii) higher kitchen and labor costs due to higher wage rates and lunch expansion across certain concepts and (iii) product mix.

The decrease in U.S. restaurant-level operating margin in fiscal year 2014 as compared to fiscal year 2013, was primarily due to: (i) higher kitchen and labor costs due to higher wage rates and lunch expansion across certain concepts, (ii) commodity inflation, (iii) product mix, (iv) an increase in operating supplies primarily due to lunch expansion and promotions, (v) higher restaurant occupancy costs mainly related to rent escalations from existing leases and (vi) higher restaurant utilities associated with new restaurant locations and lunch expansion across certain concepts. This decrease was partially offset by: (i) the impact of certain cost savings initiatives, (ii) menu price increases and (iii) higher average unit volumes.

Income from operations

The increase in U.S. income from operations generated in fiscal year 2015 as compared to fiscal year 2014 was primarily due to: (i) higher restaurant-level operating income and (ii) lower General and administrative expense. General and administrative expense for the U.S. segment decreased primarily due to lower compensation and benefits driven by

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

our organizational realignment in fiscal 2014 and lower incentive compensation due to performance against current year objectives compared to prior year. These increases in U.S. income from operations were partially offset by higher impairment and restaurant closing costs, primarily related to the Bonefish Restructuring.

The increase in U.S. income from operations generated in fiscal year 2014 as compared to fiscal year 2013 was primarily due to: (i) higher restaurant-level operating income and (ii) lower General and administrative expense. General and administrative expense for the U.S. segment decreased primarily due to lower deferred and incentive compensation expense due to performance against objectives. These increases to U.S. income from operations were offset by higher depreciation expense related to new, renovated and relocated restaurants.

International Segment

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Revenues
Restaurant sales	$492,759	$583,410	$344,058
Other revenues	5,174	5,022	15,819
Total revenues	$497,933	$588,432	$359,877
Restaurant-level operating margin	19.3%	18.4%	17.4%
Income from operations	34,597	25,020	57,409
Operating income margin	6.9%	4.3%	16.0%

Restaurant sales

Following is a summary of the change in International segment restaurant sales for fiscal years 2015 and 2014:

	FISCAL YEAR
(dollars in millions)	2015	2014 (1)
For fiscal years 2014 and 2013	$583.4	$344.1
Change from:
Effect of foreign currency translation	(119.3)	(20.8)
Restaurant closings (2)	(78.1)	(21.6)
Brazil acquisition (3)	—	279.0
Restaurant openings (4)	87.7	48.2
Comparable restaurant sales (2)(4)	17.6	(43.2)
Change in fiscal year	1.5	(2.2)
For fiscal years 2015 and 2014	$492.8	$583.5
____________________

(1)	Activity for fiscal year 2014 has been recast to separately present the effect of foreign currency translation.

(2)
In the first quarter of 2015, we adopted a policy that relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are considered a closure. Prior period amounts for Restaurant closings and Comparable restaurant sales have been revised to conform to the current year presentation.

(3)
Includes restaurant sales for the 47 formerly unconsolidated joint venture restaurants in Brazil that were acquired November 1, 2013. Sales for restaurants opened in Brazil after November 1, 2013 are included in restaurant openings.

(4)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The decrease in Restaurant sales in fiscal year 2015 was primarily attributable to: (i) the effect of foreign currency translation of the Brazil Real and South Korean Won relative to the U.S. dollar, (ii) the closing of 53 restaurants since December 31, 2013 and (iii) lower comparable restaurant sales in South Korea. The decrease in restaurant sales was partially offset by: (i) the opening of 56 new restaurants not included in our comparable restaurant sales base, (ii) an

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

increase in comparable restaurant sales in Brazil and (iii) two additional operating days during fiscal year 2015 due to a change in our fiscal year.

The increase in Restaurant sales in fiscal year 2014 was primarily attributable to: (i) the acquisition of a controlling interest in our Brazil operations and (ii) the opening of 32 new restaurants not included in our comparable restaurant sales base. The increase in restaurant sales was partially offset by: (i) lower comparable restaurant sales primarily in South Korea, (ii) the closing of restaurants in South Korea as part of the International Restaurant Closure Initiative, (iii) the effect of foreign currency translation of the Brazil Real and South Korean Won relative to the U.S. dollar and (iv) three fewer operating days during fiscal year 2014 due to a change in our fiscal year end.

Restaurant-level operating margin

The increase in International restaurant-level operating margin in fiscal year 2015 as compared to fiscal year 2014 was primarily due to: (i) higher average unit volumes, (ii) the impact of certain cost saving initiatives and (iii) menu price increases. The increase was partially offset by: (i) commodity inflation, (ii) higher kitchen and labor costs due to higher wage rates and higher average unit volumes and (iii) additional costs associated with the opening of our Abbraccio concept in Brazil.

The increase in International restaurant-level operating margin in fiscal year 2014 as compared to fiscal year 2013 was primarily due to (i) increased sales volumes from the consolidation of our Brazil operations, (ii) the impact of certain cost saving initiatives, (iii) lower marketing spend, (iv) lower restaurant occupancy costs, (v) menu price increases and (v) lower commodity costs. The increase was partially offset by decreases, primarily in South Korea, from: (i) lower average unit volumes, (ii) higher kitchen and labor costs and (iii) product mix.

Income from operations

The increase in International income from operations in fiscal year 2015 as compared to fiscal year 2014 was primarily due to: (i) a decrease in impairment and restaurant closing costs related to the International Restaurant Closure Initiative, (ii) lower General and administrative expense and (iii) lower Depreciation and amortization expense. General and administrative expense for the International segment decreased primarily due to the impact of foreign currency translation, partially offset by increased compensation and benefits. These increases were partially offset by the impact of foreign currency translation.

The decrease in International income from operations in fiscal year 2014 as compared to fiscal year 2013 was primarily due to: (i) higher General and administrative expense for costs associated with our Brazil operations, which we acquired a majority ownership in November 2013, (ii) higher impairments, restaurant and other closing costs related to our International Restaurant Closure Initiative and (iii) higher Depreciation and amortization from the consolidation of our Brazil operations. These decreases were partially offset by an increase in operating margins at the restaurant level.

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

Following is a summary of sales of Company-owned restaurants:

	FISCAL YEAR
COMPANY-OWNED RESTAURANT SALES (dollars in millions):	2015	2014	2013
U.S.
Outback Steakhouse	$2,226	$2,168	$2,142
Carrabba’s Italian Grill	720	710	706
Bonefish Grill	623	609	555
Fleming’s Prime Steakhouse & Wine Bar	280	275	265
Other	8	71	77
Total	3,857	3,833	3,745
International
Outback Steakhouse-Brazil	283	310	24
Outback Steakhouse-South Korea	172	239	289
Other	38	34	31
Total	493	583	344
Total Company-owned restaurant sales	$4,350	$4,416	$4,089

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

	FISCAL YEAR
FRANCHISE SALES (dollars in millions): (1)	2015	2014	2013
Outback Steakhouse
U.S.	$340	$323	$317
International	115	122	335
Total	455	445	652
Carrabba’s Italian Grill	9	4	4
Bonefish Grill	12	13	18
Total franchise sales (1)	$476	$462	$674
Income from franchise and unconsolidated joint ventures (2)	$17	$19	$41
____________________

(1)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following tables show the percentages of certain operating cost financial statement line items in relation to Restaurant sales on both a U.S. GAAP basis and an adjusted basis, as indicated:

	FISCAL YEAR
	2015		2014		2013
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (2)	U.S. GAAP	ADJUSTED (3)
Restaurant sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.6%	32.6%	32.5%	32.5%	32.6%	32.6%
Labor and other related	27.7%	27.8%	27.6%	27.6%	28.3%	27.9%
Other restaurant operating	23.1%	23.1%	23.8%	24.0%	23.6%	23.6%

Restaurant-level operating margin	16.5%	16.5%	16.1%	15.9%	15.5%	15.9%
_________________

(1)
Includes adjustments for the favorable resolution of payroll tax audit contingencies of $5.6 million, offset by legal settlement costs of $4.0 million, primarily related to the Cardoza litigation. The payroll audit adjustment was recorded in Labor and other related and the legal settlement was recorded in Other restaurant operating.

(2)
Includes adjustments primarily related to a $6.1 million legal settlement gain and the reversal of $2.9 million of deferred rent liabilities associated with the International and Domestic Restaurant Closure Initiatives, which were recorded in Other restaurant operating.

(3)	Includes an adjustment of $17.0 million for payroll tax audit contingencies, which were recorded in Labor and other related.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

The following table reconciles Adjusted income from operations and the corresponding margins, Adjusted net income and Adjusted diluted earnings per share to their respective most comparable U.S. GAAP measures for fiscal years 2015, 2014 and 2013:

	FISCAL YEAR
(dollars in thousands, except per share amounts)	2015	2014	2013
Income from operations	$230,925	$191,964	$225,357
Operating income margin	5.3%	4.3%	5.5%
Adjustments:
Restaurant impairments and closing costs (1)	33,507	26,841	18,695
Payroll tax audit contingency (2)	(5,587)	—	17,000
Purchased intangibles amortization (3)	4,334	5,952	560
Restaurant relocations, remodels and related costs (4)	3,625	249	—
Asset impairments and related costs (5)	746	24,490	—
Transaction-related expenses (6)	1,294	1,347	3,888
Legal and contingent matters (7)	5,843	(6,070)	—
Severance (8)	—	9,045	—
Total income from operations adjustments	$43,762	$61,854	$40,143
Adjusted income from operations	$274,687	$253,818	$265,500
Adjusted operating income margin	6.3%	5.7%	6.4%

Net income attributable to Bloomin’ Brands	$127,327	$91,090	$208,367
Adjustments:
Income from operations adjustments	43,762	61,854	40,143
Loss on disposal of business and disposal of assets (9)	1,328	770	—
Loss on extinguishment and modification of debt (10)	2,956	11,092	14,586
Gain on remeasurement of equity method investment (11)	—	—	(36,608)
Total adjustments, before income taxes	48,046	73,716	18,121
Adjustment to provision for income taxes (12)	(15,314)	(23,996)	(84,114)
Net adjustments	32,732	49,720	(65,993)
Adjusted net income	$160,059	$140,810	$142,374

Diluted earnings per share	$1.01	$0.71	$1.63
Adjusted diluted earnings per share	$1.27	$1.10	$1.11

Diluted weighted average common shares outstanding	125,585	128,317	128,074
_________________

(1)	Represents expenses incurred for the Bonefish Restructuring and the International and Domestic Restaurant Closure Initiatives.

(2)
Relates to a payroll tax audit contingency adjustment, for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by our employees during calendar years 2011 and 2012, which is recorded in Labor and other related expenses. In addition, a deferred income tax adjustment has been recorded for the allowable income tax credits for the employer’s share of FICA taxes expected to be paid, which is included in Provision (benefit) for income taxes and offsets the adjustment to Labor and other related expenses. As a result, there is no impact to Net income from this adjustment. See footnote 12 to this table.

(3)	Represents non-cash intangible amortization recorded as a result of the acquisition of our Brazil operations.

(4)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation and remodel programs.

(5)	Represents asset impairment charges and related costs associated with our decision to sell the Roy’s concept and corporate aircraft.

(6)
Relates primarily to the following: (i) costs incurred with the secondary offerings of our common stock in March 2015, November 2014, March 2014 and May 2013; (ii) costs incurred in 2015 with our sale-leaseback initiative and (iii) costs incurred in 2013 to acquire a controlling ownership interest in our Brazil operations.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(7)	Fees and expenses related to certain legal and contingent matters, including the Cardoza litigation, in fiscal year 2015. During fiscal year 2014, we recognized a gain on a legal settlement.

(8)	Relates to severance expense incurred as a result of our organizational realignment.

(9)	Primarily represents loss on the sale of: (i) our Roy’s business in fiscal 2015 and (ii) one Company-owned Outback Steakhouse location in Mexico in fiscal 2014.

(10)	Relates to the refinancing of our Senior Secured Credit Facility in December 2015, March 2015 and May 2014 and the repricing in 2013.

(11)	Represents recognition of a gain on remeasurement of the previously held equity investment in connection with the Brazil acquisition.

(12)
Income tax effect of adjustments for fiscal year 2015 and 2014, respectively, are calculated based on the statutory rate applicable to jurisdictions in which the above non-GAAP adjustments relate. Additionally, for fiscal year 2015, a deferred income tax adjustment has been recorded for the allowable income tax credits for the employer’s share of FICA taxes expected to be paid. See footnote 2 to this table. For fiscal year 2013, we utilized a normalized annual effective tax rate of 22.0%, which excludes the income tax benefit of the valuation allowance release.

Liquidity and Capital Resources

LIQUIDITY

Our liquidity sources consist of cash flow from our operations, cash and cash equivalents and credit capacity under our credit facilities. We expect to use cash primarily for general operating expenses, remodeling or relocating older restaurants, the development of new restaurants and new markets, principal and interest payments on our debt, share repurchases and dividend payments, obligations related to our deferred compensation plans and investments in technology.

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

Cash and Cash Equivalents - As of December 27, 2015, we had $132.3 million in cash and cash equivalents, of which $51.4 million was held by foreign affiliates, primarily in South Korea, a portion of which would be subject to additional taxes if repatriated to the United States. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

Capital Expenditures - We estimate that our capital expenditures will total between $235.0 million and $255.0 million in 2016. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our credit facilities.

Bonefish Restructuring - On February 12, 2016, we decided to close 14 Bonefish restaurants. We expect to substantially complete these restaurant closings through the first quarter of 2019. Total future cash expenditures of $11.0 million to $13.5 million, primarily related to lease liabilities, are expected to occur through October 2024.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Credit Facilities - As of December 27, 2015, our credit facilities consist of the Senior Secured Credit Facility and the 2012 CMBS loan. See Note 12 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information. Following is a summary of principal payments and debt issuance from December 31, 2013 to December 27, 2015:

	SENIOR SECURED CREDIT FACILITY				2012 CMBS LOAN (1)
(dollars in thousands)	TERM LOAN A	TERM LOAN A-1	TERM LOAN B	REVOLVING FACILITY	FIRST MORTGAGE LOAN	FIRST MEZZANINE LOAN	SECOND MEZZANINE LOAN	TOTAL CREDIT FACILITIES
Balance as of December 31, 2013	$—	—	$935,000	$—	$311,644	$86,131	$86,704	$1,419,479
2014 new debt (2)	300,000	—	—	400,000	—	—	—	700,000
2014 payments (2)	(3,750)	—	(710,000)	(75,000)	(11,879)	(1,004)	(637)	(802,270)
Balance as of December 28, 2014	296,250	—	225,000	325,000	299,765	85,127	86,067	1,317,209
2015 new debt (3)	—	150,000	—	565,300	—	—	—	715,300
2015 payments (3)(4)	(18,750)	—	(225,000)	(458,300)	(10,177)	(1,099)	(714)	(714,040)
Balance as of December 27, 2015	$277,500	$150,000	$—	$432,000	$289,588	$84,028	$85,353	$1,318,469
________________

(1)	See Note 22 - Subsequent Events for additional details regarding the extinguishment of the 2012 CMBS loan.

(2)	Includes $700.0 million related to a refinancing of our Senior Secured Credit Facility, which did not increase total indebtedness.

(3)
Includes $215.0 million related to a refinancing of our Senior Secured Credit Facility to repay the remaining Term loan B balance and $150.0 million for an incremental Term loan A-1, which was used to repay a portion of the outstanding revolving credit facility.

(4)
Subsequent to December 27, 2015, we made payments of $70.0 million on our revolving credit facility. On February 11, 2016, we drew $185.0 million on our revolving credit facility. The drawdowns, together with the proceeds from the PRP Mortgage Loan, were used to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan.

Following is a summary of our outstanding credit facilities as of December 27, 2015:

				OUTSTANDING
(dollars in thousands)	INTEREST RATE DECEMBER 27, 2015	ORIGINAL FACILITY	PRINCIPAL MATURITY DATE	DECEMBER 27, 2015	DECEMBER 28, 2014
Term loan A, net of discount of $2.9 million (1)	2.26%	$300,000	May 2019	$277,500	$296,250
Term loan A-1 (2)	2.34%	150,000	May 2019	150,000	—
Term loan B, net of discount of $10.0 million	—%	225,000	—	—	225,000
Revolving credit facility (1) (3)	2.29%	825,000	May 2019	432,000	325,000
Total Senior Secured Credit Facility		1,500,000		859,500	846,250
First mortgage loan (1)	4.13%	324,800	April 2017	289,588	299,765
First mezzanine loan	9.00%	87,600	April 2017	84,028	85,127
Second mezzanine loan	11.25%	87,600	April 2017	85,353	86,067
Total 2012 CMBS loan		500,000		458,969	470,959
Total credit facilities		$2,000,000		$1,318,469	$1,317,209
________________

(1)	Represents the weighted-average interest rate for the respective period.

(2)	On December 11, 2015, OSI entered into the Fifth Amendment to its Credit Agreement which provided an incremental Term loan A-1 in an aggregate principal amount of $150.0 million.

(3)
On March 31, 2015, OSI entered into the Fourth Amendment to its Credit Agreement, to effect an increase of OSI’s existing revolving credit facility from $600.0 million to $825.0 million in order to fully pay down its existing Term loan B on April 2, 2015.

As of December 27, 2015, we had $363.7 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $29.3 million.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The Credit Agreement contains mandatory prepayment requirements for Term loan A and Term loan A-1. We are required to prepay outstanding amounts under Term loan A and Term loan A-1 with 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount of outstanding Term loan A and Term loan A-1 required to be prepaid may vary based on our leverage ratio and year end results. Other than the required minimum amortization premiums of $19.7 million, we do not anticipate any other payments will be required through December 25, 2016.

On February 11, 2016, PRP, as borrower, and Wells Fargo Bank, National Association, as lender (the “Lender”), entered into a loan agreement (the “PRP Mortgage Loan”), pursuant to which PRP borrowed $300.0 million. The PRP Mortgage Loan has an initial maturity date of February 11, 2018 (the “Initial Maturity”) with an option to extend the maturity date for one twelve-month extension period (the “Extension”) provided that certain conditions are satisfied. The PRP Mortgage Loan is collateralized by 148 properties owned by PRP. The proceeds of the PRP Mortgage Loan were used, together with borrowings under our revolving credit facility, to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan.
The PRP Mortgage Loan permits us to refinance or sell the Collateral Properties and the Unencumbered Properties, subject to certain terms and conditions, including that specified release proceeds are applied against the outstanding loan balance. If the PRP Mortgage Loan balance exceeds $210.0 million on March 1, 2017 or $160.0 million on September 1, 2017, PRP’s rental income will be applied against the outstanding loan balance.
The PRP Mortgage Loan repayment schedule is as follows (dollars in thousands):

PAYMENT DATE	INITIAL MATURITY	EXTENSION
February 28, 2017	$90,000	$90,000
August 31, 2017	50,000	50,000
February 11, 2018 (1)	160,000	50,000
August 31, 2018	—	50,000
February 11, 2019	—	60,000
	$300,000	$300,000
____________________

(1)	If the Extension is exercised, the payment date is February 28, 2018.
We intend to fund payment of the PRP Mortgage Loan with proceeds from sale-leaseback transactions of our real estate portfolio.
Our Credit Agreement and PRP Mortgage Loan contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 12 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information.

As of December 27, 2015 and December 28, 2014, we were in compliance with our debt covenants.

Cash Flow Hedges of Interest Rate Risk - In September 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, we will pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. We estimate $5.5 million will be reclassified to interest expense over the next twelve months. See Note 16 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Net cash provided by operating activities	$397,430	$352,006	$377,264
Net cash used in investing activities	(180,643)	(240,342)	(346,137)
Net cash used in financing activities	(241,001)	(148,731)	(87,127)
Effect of exchange rate changes on cash and cash equivalents	(9,193)	(7,060)	4,181
Net decrease in cash and cash equivalents	$(33,407)	$(44,127)	$(51,819)

Operating activities - Net cash provided by operating activities increased in 2015 as compared to 2014 primarily as a result of the following: (i) timing of collections of holiday gift card sales from third-party vendors, (ii) lower income tax payments and (iii) lower cash interest payments. These increases were partially offset by: (i) timing of payments on accounts payable and certain accrual payments, (ii) a decrease in incremental gift card sales and (iii) the cash impact of settlement of obligations associated with the International Restaurant Closure Initiative.

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

Investing activities

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Capital expenditures	$(210,263)	$(237,868)	$(237,214)
Acquisition of business, net of cash acquired	—	(3,063)	(100,319)
Purchases of life insurance policies	(4,753)	(1,682)	(4,159)
Investment in unconsolidated affiliates	(739)	—	—
Proceeds received from life insurance policies	14,942	627	1,239
Proceeds from sale of a business	7,798	—	—
Net change in restricted cash	6,952	(4,101)	(8,907)
Proceeds from disposal of property, fixtures and equipment	5,420	5,745	3,223
Net cash used in investing activities	$(180,643)	$(240,342)	$(346,137)

Net cash used in investing activities during 2015 consisted primarily of capital expenditures and purchases of Company-owned life insurance policies. Net cash used in investing activities was partially offset by the following: (i) proceeds from Company-owned life insurance policies, (ii) proceeds from the sale of Roy’s, (iii) the release of escrow cash related to the Brazil Joint Venture acquisition and (iv) proceeds from the disposal of property, fixtures and equipment.

Net cash used in investing activities during 2014 consisted primarily of: (i) capital expenditures, (ii) the net difference in restricted cash used and restricted cash received and (iii) net cash paid to acquire certain franchise restaurants. Net cash used in investing activities was partially offset by proceeds from the disposal of property, fixtures and equipment.

Net cash used in investing activities during 2013 consisted primarily of (i) capital expenditures, (ii) net cash paid to acquire a controlling interest in our Brazil operations, (iii) the net difference in restricted cash used and restricted cash

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

received and (iv) purchases of Company-owned life insurance policies. Net cash used in investing activities was partially offset by proceeds from the disposal of property, fixtures and equipment.

Financing activities

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Repayments of debt	$(716,376)	$(925,873)	$(180,805)
Repurchase of common stock	(170,769)	(930)	(436)
Repayments of partner deposits and accrued partner obligations	(42,555)	(24,925)	(23,286)
Cash dividends paid on common stock	(29,332)	—	—
Distributions to noncontrolling interests	(4,761)	(5,062)	(8,086)
Financing fees	(2,010)	(4,492)	(12,519)
Purchase of limited partnership and noncontrolling interests	(890)	(17,211)	—
Proceeds from borrowings	715,300	816,088	100,000
Proceeds from exercise of stock options	6,024	9,070	27,786
Contributions from noncontrolling interests	3,635	1,872	27
Excess tax benefits from stock-based compensation	733	2,732	4,363
Repayments of notes receivable due from stockholders	—	—	5,829
Net cash used in financing activities	$(241,001)	$(148,731)	$(87,127)

Net cash used in financing activities during 2015 was primarily attributable to the following: (i) repayments of the Term loan B due to the Senior Secured Credit Facility refinancing in March 2015, repayments of the revolving credit facility and voluntary prepayments, (ii) the repurchase of common stock, (iii) repayments of partner deposits and accrued partner obligations and (iv) payment of cash dividends on our common stock. Net cash used in financing activities was partially offset by the following: (i) drawdowns on the revolving credit facility and proceeds from the incremental Term loan A-1 and (ii) proceeds from the exercise of stock options.

Net cash used in financing activities during 2014 was primarily attributable to the following: (i) repayment of the Term loan B due to the Senior Secured Credit Facility refinancing in May 2014 and voluntary repayments, (ii) repayment of borrowings on our revolving credit facilities and scheduled amortization payments on the 2012 CMBS loan and Term loan A, (iii) repayments of partner deposits and accrued partner obligations, (iv) the purchase of outstanding limited partnership interests in certain restaurants and (v) financing fees related to the Senior Secured Credit Facility refinancing. Net cash used in financing activities was partially offset by proceeds from the refinancing of the Senior Secured Credit Facility and proceeds from the exercise of stock options.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital:

(dollars in thousands)	DECEMBER 27, 2015	DECEMBER 28, 2014
Current assets	$418,644	$598,725
Current liabilities	814,166	838,284
Working capital (deficit) (1)	$(395,522)	$(239,559)
________________

(1)
We adopted ASU No. 2015-17, with prospective application, resulting in the classification of deferred tax assets and liabilities as noncurrent in the Consolidated Balance Sheet as of December 27, 2015. See Note 2 - Summary of Significant Accounting Policies for additional detail regarding the adoption of this standard.

Working capital (deficit) totaled ($395.5) million and ($239.6) million as of December 27, 2015 and December 28, 2014, respectively, and included Unearned revenue from unredeemed gift cards of $382.6 million and $376.7 million as of December 27, 2015 and December 28, 2014, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to make capital expenditures, service debt obligations, repurchase shares and pay dividends.

Deferred Compensation Programs

The deferred compensation obligation due to managing and chef partners was $133.2 million and $155.6 million at December 27, 2015 and December 28, 2014, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. During fiscal year 2015, we received proceeds of $16.2 million from our rabbi trust corporate-owned life insurance policies to settle obligations under the deferred compensation plans. The unfunded obligation for managing and chef partners’ deferred compensation is $74.0 million and $82.6 million as of December 27, 2015 and December 28, 2014, respectively.

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

DIVIDENDS AND SHARE REPURCHASES

We did not declare or pay any dividends on our common stock prior to 2015. In fiscal year 2015, we declared and paid quarterly cash dividends of $0.06 per share. In February 2016, the Board declared a quarterly cash dividend of $0.07 per share, payable on March 10, 2016. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements and other factors that our Board considers relevant.

In December 2014, our Board approved a share repurchase program (the “2014 Share Repurchase Program”) under which we were authorized to repurchase up to $100.0 million of our outstanding common stock. As of December 27, 2015, no shares remain to be repurchased under this authorization.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In August 2015, our Board approved the 2015 Share Repurchase Program under which we are authorized to repurchase up to $100.0 million of our outstanding common stock. As of December 27, 2015, $70.0 million had been repurchased under the 2015 Share Repurchase Program.

On February 12, 2016, our Board of Directors canceled the $30.0 million of remaining authorization available under the 2015 Share Repurchase Program and approved a new $250.0 million authorization (the “2016 Share Repurchase Program”). The 2016 Share Repurchase Program will expire on August 12, 2017.

The following table presents our dividends and share repurchases from December 29, 2014 through December 27, 2015:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TAXES RELATED TO SETTLEMENT OF EQUITY AWARDS	TOTAL
Thirteen weeks ended March 29, 2015 (1)	$7,423	$70,000	$322	$77,745
Thirteen weeks ended June 28, 2015	7,391	30,000	203	37,594
Thirteen weeks ended September 27, 2015	7,333	59,999	200	67,532
Thirteen weeks ended December 27, 2015	7,185	10,000	45	17,230
Total	$29,332	$169,999	$770	$200,101
________________

(1)	Includes the repurchase of $70.0 million of our common stock in connection with the secondary public offering by Bain Capital in March 2015.

Our ability to pay dividends and make share repurchases is dependent on our ability to obtain funds from our subsidiaries and to have access to our revolving credit facility. Based on our Credit Agreement, restricted dividend payments from OSI to Bloomin’ Brands can be made on an unlimited basis provided we are compliant with our debt covenants.

OFF-BALANCE SHEET ARRANGEMENTS

None.

OTHER MATERIAL COMMITMENTS

Our contractual obligations, debt obligations and commitments as of December 27, 2015 are summarized in the table below:

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
(dollars in thousands)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Recorded Contractual Obligations
Long-term debt (1)	$1,316,864	$31,853	$516,161	$766,946	$1,904
Deferred compensation and other partner obligations (2)	156,297	21,826	56,252	43,358	34,861
Other recorded contractual obligations (3)	21,110	4,761	4,565	1,884	9,900
Unrecorded Contractual Obligations
Interest (4)	129,174	57,341	61,873	9,960	—
Operating leases	960,162	143,866	243,594	178,838	393,864
Purchase obligations (5)	509,662	216,527	180,790	79,007	33,338
Total contractual obligations	$3,093,269	$476,174	$1,063,235	$1,079,993	$473,867
____________________

(1)
Includes capital lease obligations. Excludes unamortized discount of $3.5 million. See Footnote 22 - Subsequent Events of our Notes to Consolidated Financial Statements in Part II, Item 8 for additional details regarding the PRP Mortgage Loan, which is excluded from this table.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(2)
Includes deferred compensation obligations, deposits and other accrued obligations due to our restaurant partners. Timing and amounts of payments may vary significantly based on employee turnover, return of deposits and changes to buyout values.

(3)
Includes other long-term liabilities, primarily consisting of non-partner deferred compensation obligations, restaurant closing cost liabilities and asset retirement obligations. As of December 27, 2015, unrecognized tax benefits of $19.4 million were excluded from the table since it is not possible to estimate when these future payments will occur.

(4)
Projected future interest payments on long-term debt are based on interest rates in effect as of December 27, 2015 and assume only scheduled principal payments. Estimated interest expense includes the impact of our variable-to-fixed interest rate swap agreements. As of December 27, 2015, we had a derivative liability of $10.1 million for the interest rate swap agreements recorded in our Consolidated Balance Sheet. See Footnote 22 - Subsequent Events of our Notes to Consolidated Financial Statements in Part II, Item 8 for additional details regarding the PRP Mortgage Loan interest, which is excluded from this table.

(5)
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have purchase obligations with various vendors that consist primarily of inventory, restaurant level service contracts, advertising, insurance and technology.

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

The carrying value of goodwill as of December 27, 2015 was $300.9 million, which related to our U.S. and International reporting units. We performed our annual impairment test in the second quarter of 2015 by utilizing the quantitative approach and determined that the excess of fair value over carrying value of our reporting units was substantial.

Sales declines at our restaurants, unplanned increases in insurance, commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges. It is possible that changes in circumstances or changes in our judgments, assumptions and estimates could result in an impairment charge of a portion or all of our goodwill or other intangible assets.

Insurance Reserves

We self-insure or maintain high per-claim deductibles for a significant portion of expected losses under our workers’ compensation, general liability/liquor liability, health, property and management liability insurance programs. For some programs, we maintain stop-loss coverage to limit the exposure relating to certain risks.

We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us. Our liability for self-insurance claims was $61.5 million and $62.4 million as of December 27, 2015 and December 28, 2014, respectively. In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Reserves recorded for workers’ compensation and general liability/liquor liability claims are discounted using the average of the one-year and five-year risk free rate of monetary assets that have comparable maturities.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 50 basis point change in the discount rate in our self-insured liabilities as of December 27, 2015, would have affected net earnings by $1.0 million in fiscal year 2015.

Stock-Based Compensation

We have a stock-based compensation plan that permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards to our management and other key employees. We account for our stock-based employee compensation using a fair value-based method of accounting.

We use the Black-Scholes option pricing model to estimate the weighted-average grant date fair value of stock options granted. Expected volatilities are based on historical volatilities of our stock and the stock of comparable peer companies. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The simplified method of estimating expected term is used since we do not have significant historical

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

exercise experience for our stock options. Dividend yield is the level of dividends expected to be paid on our common stock over the expected term of our options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect as of the grant date.

Our performance-based share units (“PSUs”) require assumptions regarding the likelihood of achieving certain Company performance criteria set forth in the award agreements. Assumptions used in our assessment are consistent with our internal forecasts and operating plans and assume achievement of performance conditions.

Estimates and assumptions are based upon information currently available, including historical experience and current business and economic conditions. A simultaneous 10% change in our volatility, forfeiture rate, weighted-average risk-free interest rate and term of grant in our stock option pricing model for fiscal year 2015 would have affected net income by $0.3 million.

If we assumed that the PSU performance conditions for stock-based awards were not met, stock-based compensation expense would have decreased by $3.2 million for fiscal year 2015. If we assumed that PSU share awards met their maximum threshold, expense would have increased by $3.7 million for fiscal year 2015.

Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years in which we expect those temporary differences to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in assumptions regarding our level and composition of earnings, tax laws or the deferred tax valuation allowance and the results of tax audits, may materially impact the effective income tax rate.

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

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted in 2015 and that are applicable to us but have not yet been adopted, see Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements of this Report.

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

As of December 27, 2015, our interest rate risk was primarily from variable interest rate changes on our Senior Secured Credit Facility and a portion of our 2012 CMBS loan. To manage the risk of fluctuations in variable interest rate debt, we entered into interest rate swaps for an aggregate notional amount of $400.0 million in 2014 with a start date of June 30, 2015. We also use an interest rate cap to limit the volatility of the floating rate component of a portion of the 2012 CMBS loan.

We utilize valuation models to estimate the effects of changing interest rates. The following table summarizes the changes to fair value and interest expense under a shock scenario. This analysis assumes that interest rates change suddenly, as an interest rate “shock” and continue to increase or decrease at a consistent level above or below the LIBOR curve.

	DECEMBER 27, 2015
(dollars in thousands)	INCREASE (1)	DECREASE (2)
Change in fair value:
Interest rate swap	$2,187	$(23,934)

Change in annual interest expense (3):
Variable rate debt	$4,504	$(2,547)
________________

(1)	The potential change from a hypothetical 100 basis point increase in short-term interest rates.

(2)
The potential change from a hypothetical basis point decrease in short-term interest rates based on the LIBOR curve with a floor of zero. The curve ranges from our current interest rate of 19 basis points to 71 basis points.

(3)	Excludes the floating rate component of the 2012 CMBS loan.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. We have experienced significant foreign currency impact during 2015 due primarily to fluctuations of the Brazil Real and South Korean Won relative to the U.S. dollar. During fiscal year 2015, restaurant sales and operating income were negatively impacted by $119.3 million and $11.0 million, respectively, from changes in foreign currency rates. When the U.S. dollar strengthens compared to other currencies, the effect is a reduction in revenues and expenses denominated in currencies other than the U.S. dollar.

BLOOMIN’ BRANDS, INC.

Our exposures to foreign currency exchange risk are primarily related to fluctuations in the Brazil Real and the South Korea Won relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than the markets identified above. To manage a portion of our exchange rate risk, we entered into non-deliverable foreign currency forward contracts in 2015 to offset changes in the value of certain liabilities denominated in South Korean Won. We incurred losses of $0.6 million as a result of changes in the fair value of foreign currency forward contracts during fiscal year 2015. As of December 27, 2015, the fair value of the derivative instruments was $0.6 million in a liability position.

For fiscal year 2015, 11.4% of our revenue was generated in foreign currencies. We expect the percentage of revenue derived from outside the U.S. to increase in future periods as we continue to expand internationally. A 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net income for our consolidated foreign entities by $54.8 million and $0.8 million, respectively, for fiscal year 2015.

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

Our restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas. We utilize derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices. We record mark-to-market changes in the fair value of our natural gas derivative instruments in earnings in the period of change. We incurred losses of $0.5 million, $0.6 million and $0.1 million as a result of changes in the fair value of the commodity derivative instruments during fiscal years 2015, 2014, and 2013, respectively. As of December 27, 2015 and December 28, 2014, the fair value of the derivative instruments was $0.6 million in a liability position.

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

This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in U.S. and global financial markets.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control—Integrated Framework (“2013 Framework”). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Administrative Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2015 using the 2013 Framework. Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 27, 2015.

The effectiveness of our internal control over financial reporting as of December 27, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein, and which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 27, 2015.

BLOOMIN’ BRANDS, INC.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Bloomin’ Brands, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Bloomin’ Brands, Inc. and its subsidiaries at December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the balance sheet in 2015.

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

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 24, 2016

BLOOMIN’ BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 27, 2015	DECEMBER 28, 2014
ASSETS
Current Assets
Cash and cash equivalents	$132,337	$165,744
Current portion of restricted cash and cash equivalents	6,772	6,829
Inventories	80,704	80,817
Deferred income tax assets	—	123,866
Assets held for sale	784	16,667
Other current assets, net	198,047	204,802
Total current assets	418,644	598,725
Restricted cash	16,265	25,451
Property, fixtures and equipment, net	1,594,460	1,629,311
Goodwill	300,861	341,540
Intangible assets, net	546,837	585,432
Deferred income tax assets	7,631	6,038
Other assets, net	147,871	151,743
Total assets	$3,032,569	$3,338,240
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$193,116	$191,207
Accrued and other current liabilities	206,611	246,243
Unearned revenue	382,586	376,696
Current portion of long-term debt, net	31,853	24,138
Total current liabilities	814,166	838,284
Deferred rent	139,758	121,819
Deferred income tax liabilities	53,546	181,125
Long-term debt, net	1,285,011	1,285,659
Other long-term liabilities, net	294,662	330,171
Total liabilities	2,587,143	2,757,058
Commitments and contingencies (Note 19)
Mezzanine Equity
Redeemable noncontrolling interests	23,526	24,733
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of December 27, 2015 and December 28, 2014	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 119,214,522 and 125,949,870 shares issued and outstanding as of December 27, 2015 and December 28, 2014, respectively	1,192	1,259
Additional paid-in capital	1,072,861	1,085,627
Accumulated deficit	(518,360)	(474,994)
Accumulated other comprehensive loss	(147,367)	(60,542)
Total Bloomin’ Brands stockholders’ equity	408,326	551,350
Noncontrolling interests	13,574	5,099
Total stockholders’ equity	421,900	556,449
Total liabilities, mezzanine equity and stockholders’ equity	$3,032,569	$3,338,240

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	FISCAL YEAR
	2015	2014	2013
Revenues
Restaurant sales	$4,349,921	$4,415,783	$4,089,128
Other revenues	27,755	26,928	40,102
Total revenues	4,377,676	4,442,711	4,129,230
Costs and expenses
Cost of sales	1,419,689	1,435,359	1,333,842
Labor and other related	1,205,610	1,218,961	1,157,622
Other restaurant operating	1,006,772	1,049,053	964,279
Depreciation and amortization	190,399	190,911	164,094
General and administrative	287,614	304,382	268,928
Provision for impaired assets and restaurant closings	36,667	52,081	22,838
Income from operations of unconsolidated affiliates	—	—	(7,730)
Total costs and expenses	4,146,751	4,250,747	3,903,873
Income from operations	230,925	191,964	225,357
Loss on extinguishment and modification of debt	(2,956)	(11,092)	(14,586)
Gain on remeasurement of equity method investment	—	—	36,608
Other expense, net	(939)	(1,244)	(246)
Interest expense, net	(56,176)	(59,658)	(74,773)
Income before provision (benefit) for income taxes	170,854	119,970	172,360
Provision (benefit) for income taxes	39,294	24,044	(42,208)
Net income	131,560	95,926	214,568
Less: net income attributable to noncontrolling interests	4,233	4,836	6,201
Net income attributable to Bloomin’ Brands	$127,327	$91,090	$208,367

Net income	$131,560	$95,926	$214,568
Other comprehensive income:
Foreign currency translation adjustment	(96,194)	(31,731)	(17,597)
Unrealized losses on derivatives, net of tax	(6,033)	(2,393)	—
Reclassification of adjustment for loss on derivatives included in net income, net of tax	2,235	—	—
Reclassification of accumulated foreign currency translation adjustment for previously held equity investment	—	—	5,980
Comprehensive income	31,568	61,802	202,951
Less: comprehensive (loss) income attributable to noncontrolling interests	(8,934)	4,836	6,201
Comprehensive income attributable to Bloomin’ Brands	$40,502	$56,966	$196,750

Earnings per share:
Basic	$1.04	$0.73	$1.69
Diluted	$1.01	$0.71	$1.63
Weighted average common shares outstanding:
Basic	122,352	125,139	122,972
Diluted	125,585	128,317	128,074

Cash dividends declared per common share	$0.24	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2012	121,148	$1,211	$1,000,963	$(773,085)	$(14,801)	$5,917	$220,205
Net income	—	—	—	208,367	—	6,470	214,837
Other comprehensive loss, net of tax	—	—	—	—	(11,617)	—	(11,617)
Release of valuation allowance related to purchases of limited partnerships and joint venture interests	—	—	15,669	—	—	—	15,669
Stock-based compensation	—	—	14,185	—	—	—	14,185
Excess tax benefit on stock-based compensation	—	—	4,363	—	—	—	4,363
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	3,636	37	27,696	(436)	—	—	27,297
Repayments of notes receivable due from stockholders	—	—	5,829	—	—	—	5,829
Distributions to noncontrolling interests	—	—	—	—	—	(8,086)	(8,086)
Contributions from noncontrolling interests	—	—	—	—	—	27	27
Balance, December 31, 2013	124,784	$1,248	$1,068,705	$(565,154)	$(26,418)	$4,328	$482,709
Net income	—	—	—	91,090	—	4,161	95,251
Other comprehensive loss, net of tax	—	—	—	—	(34,124)	—	(34,124)
Stock-based compensation	—		17,420	—	—	—	17,420
Excess tax benefit on stock-based compensation	—	—	2,732	—	—	—	2,732
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	1,166	11	9,059	(930)	—	—	8,140
Purchase of limited partnership interests, net of tax of $6,785	—	—	(11,662)	—	—	1,236	(10,426)
Transfer to redeemable noncontrolling interest	—	—	(627)	—	—	—	(627)
Distributions to noncontrolling interests	—	—	—	—	—	(5,062)	(5,062)
Contributions from noncontrolling interests	—	—	—	—	—	436	436
Balance, December 28, 2014	125,950	$1,259	$1,085,627	$(474,994)	$(60,542)	$5,099	$556,449

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 28, 2014	125,950	$1,259	$1,085,627	$(474,994)	$(60,542)	$5,099	$556,449
Net income	—	—	—	127,327	—	3,228	130,555
Other comprehensive (loss) income, net of tax	—	—	—	—	(86,825)	9	(86,816)
Cash dividends declared, $0.24 per common share	—	—	(29,332)	—	—	—	(29,332)
Repurchase and retirement of common stock	(7,645)	(76)	—	(169,923)	—	—	(169,999)
Stock-based compensation	—	—	21,672	—	—	—	21,672
Excess tax benefit on stock-based compensation	—	—	733	—	—	—	733
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	910	9	6,015	(770)	—	—	5,254
Purchase of noncontrolling interests	—	—	(306)	—	—	—	(306)
Change in the redemption value of redeemable interests	—	—	(11,548)	—	—	—	(11,548)
Distributions to noncontrolling interests	—	—	—	—	—	(4,761)	(4,761)
Contributions from noncontrolling interests	—	—	—	—	—	3,635	3,635
Conversion of accrued partner obligations to noncontrolling interests	—	—	—	—	—	6,364	6,364
Balance, December 27, 2015	119,215	$1,192	$1,072,861	$(518,360)	$(147,367)	$13,574	$421,900

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2015	2014	2013
Cash flows provided by operating activities:
Net income	$131,560	$95,926	$214,568
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	190,399	190,911	164,094
Amortization of deferred financing fees	2,944	3,116	3,574
Amortization of capitalized gift card sales commissions	28,205	27,509	23,826
Provision for impaired assets and restaurant closings	36,667	52,081	22,838
Accretion on debt discounts	1,778	2,078	2,451
Stock-based and other non-cash compensation expense	22,725	19,689	21,589
Income from operations of unconsolidated affiliates	—	—	(7,730)
Deferred income tax expense (benefit)	3,996	(13,623)	(83,603)
Loss on disposal of property, fixtures and equipment	1,495	3,608	1,441
Unrealized loss on derivative financial instruments	644	—	—
Gain on life insurance and restricted cash investments	(2,101)	(2,213)	(5,284)
Loss on extinguishment and modification of debt	2,956	11,092	14,586
Gain on remeasurement of equity method investment	—	—	(36,608)
Loss on disposal of business or subsidiary	1,182	770	—
Recognition of deferred gain on sale-leaseback transaction	(2,121)	(2,140)	(2,135)
Excess tax benefits from stock-based compensation	(733)	(2,732)	(4,363)
Change in assets and liabilities:
(Increase) decrease in inventories	(3,831)	(3,126)	3,768
Increase in other current assets	(43,727)	(116,828)	(28,336)
Decrease (increase) in other assets	16,969	9,459	(259)
(Decrease) increase in accounts payable and accrued and other current liabilities	(9,141)	32,182	10,192
Increase in deferred rent	17,983	18,746	20,618
Increase in unearned revenue	6,106	21,030	29,634
(Decrease) increase in other long-term liabilities	(6,525)	4,471	12,403
Net cash provided by operating activities	397,430	352,006	377,264
Cash flows used in investing activities:
Purchases of life insurance policies	(4,753)	(1,682)	(4,159)
Proceeds received from life insurance policies	14,942	627	1,239
Proceeds from disposal of property, fixtures and equipment	5,420	5,745	3,223
Acquisition of business, net of cash acquired	—	(3,063)	(100,319)
Proceeds from sale of a business	7,798	—	—
Capital expenditures	(210,263)	(237,868)	(237,214)
Decrease in restricted cash	54,782	26,075	29,210
Increase in restricted cash	(47,830)	(30,176)	(38,117)
Investment in unconsolidated affiliates	(739)	—	—
Net cash used in investing activities	$(180,643)	$(240,342)	$(346,137)

		(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2015	2014	2013
Cash flows used in financing activities:
Proceeds from issuance of senior secured Term loans	$150,000	$297,088	$—
Extinguishment and modification of senior secured term loan	(215,000)	(700,000)	—
Repayments of long-term debt	(43,076)	(31,873)	(80,805)
Proceeds from borrowings on revolving credit facilities	565,300	519,000	100,000
Repayments of borrowings on revolving credit facilities	(458,300)	(194,000)	(100,000)
Financing fees	(2,010)	(4,492)	(12,519)
Proceeds from the exercise of stock options, net of tax withholdings	6,024	9,070	27,786
Distributions to noncontrolling interests	(4,761)	(5,062)	(8,086)
Contributions from noncontrolling interests	3,635	1,872	27
Purchase of limited partnership and noncontrolling interests	(890)	(17,211)	—
Repayments of partner deposits and accrued partner obligations	(42,555)	(24,925)	(23,286)
Repayments of notes receivable due from stockholders	—	—	5,829
Repurchase of common stock	(170,769)	(930)	(436)
Excess tax benefits from stock-based compensation	733	2,732	4,363
Cash dividends paid on common stock	(29,332)	—	—
Net cash used in financing activities	(241,001)	(148,731)	(87,127)
Effect of exchange rate changes on cash and cash equivalents	(9,193)	(7,060)	4,181
Net decrease in cash and cash equivalents	(33,407)	(44,127)	(51,819)
Cash and cash equivalents as of the beginning of the period	165,744	209,871	261,690
Cash and cash equivalents as of the end of the period	$132,337	$165,744	$209,871
Supplemental disclosures of cash flow information:
Cash paid for interest	$53,971	$57,241	$71,397
Cash paid for income taxes, net of refunds	31,552	56,216	33,673
Supplemental disclosures of non-cash investing and financing activities:
Conversion of accrued partner obligations to noncontrolling interests	$6,364	$—	$—
Conversion of partner deposits and accrued partner obligations to notes payable	—	503	1,875
Change in acquisition of property, fixtures and equipment included in accounts payable or capital lease liabilities	3,396	(1,669)	3,050
Release of valuation allowance through additional paid-in capital related to purchases of limited partnerships and joint venture interests	—	—	15,669
Deferred tax effect of purchase of noncontrolling interests	—	6,785	—

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of Business

Bloomin’ Brands, Inc. (“Bloomin’ Brands” or the “Company”) is one of the largest casual dining restaurant companies in the world, with a portfolio of leading, differentiated restaurant concepts. OSI Restaurant Partners, LLC (“OSI”) is the Company’s primary operating entity and New Private Restaurant Properties, LLC (“PRP”), another indirect wholly-owned subsidiary of the Company, leases certain of the Company-owned restaurant properties to OSI’s subsidiaries.

The Company owns and operates casual, upscale casual and fine dining restaurants. The Company’s restaurant portfolio has four concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

2.           Summary of Significant Accounting Policies

Basis of Presentation - The Company’s consolidated financial statements include the accounts and operations of Bloomin’ Brands and its subsidiaries.

To ensure timely reporting, the Company consolidates the results of its Brazil operations on a one-month calendar lag. There were no intervening events that would materially affect the Company’s consolidated financial position, results of operations or cash flows as of and for the fiscal year ended December 27, 2015.

Principles of Consolidation - All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates variable interest entities where it has been determined the Company is the primary beneficiary of those entities’ operations. The Company is a franchisor of 171 restaurants as of December 27, 2015, but does not possess any ownership interests in its franchisees and generally does not provide financial support to its franchisees. These franchise relationships are not deemed variable interest entities and are not consolidated.

Investments in entities the Company does not control, but where the Company’s interest is generally between 20% and 50% and the Company has the ability to exercise significant influence over the entity are accounted for under the equity method.

Prior to November 1, 2013, the Company held a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazil Joint Venture”) through a joint venture arrangement with PGS Participações Ltda (“PGS Par”). Effective November 1, 2013, the Company acquired a controlling interest in the Brazil Joint Venture resulting in the consolidation of this entity. Prior to the acquisition, the Company accounted for the Brazil Joint Venture under the equity method of accounting (see Note 3 - Acquisitions). The Company’s share of earnings or losses for the Brazil Joint Venture are recorded in Income from operations of unconsolidated affiliates in its Consolidated Statements of Operations and Comprehensive Income.

In March 2015, Bloom Participacoes Ltda. (“BPar”), an indirect wholly-owned subsidiary of the Company, and BPG Participacoes Ltda. (“BPG”) formed a joint venture for the purpose of operating Fleming’s Prime Steakhouse & Wine Bar restaurants in Brazil (“Fleming’s Brazil”). BPG, which includes current and former employees, and current shareholders of Outback Steakhouse in Brazil, holds an 80% ownership interest in Fleming’s Brazil. BPar holds the remaining 20%, which the Company accounts for under the equity method of accounting.

Fiscal Year - Beginning in 2014, the Company changed its fiscal year end from a calendar year ending on December 31 to a 52-53 week year ending on the last Sunday in December, effective with fiscal year 2014. In a 52 week fiscal year, each of the Company’s quarterly periods comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods. The following table presents the impact of the

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

change in the Company’s fiscal year on its Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

FISCAL YEAR	FISCAL YEAR CHANGE IMPACT (in operating days)	INCREASE/(DECREASE) (dollars in millions)
		RESTAURANT SALES	NET INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS
2015	2	$24.3	$4.9
2014	(3)	$(46.0)	$(9.2)

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

Cash and Cash Equivalents - Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less. Cash and cash equivalents include $60.7 million and $48.0 million, as of December 27, 2015 and December 28, 2014, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

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

Financial instruments that potentially subject the Company to concentrations of counterparty risk are cash and cash equivalents, restricted cash and derivatives. The Company attempts to limit its counterparty risk by investing in certificates of deposit, money market funds, noninterest-bearing accounts and other highly rated investments. Whenever possible, the Company selects investment grade counterparties and rated money market funds in order mitigate its counterparty risk. At times, cash balances may be in excess of FDIC insurance limits. See Note 16 - Derivative Instruments and Hedging Activities for a discussion of the Company’s use of derivative instruments and management of credit risk inherent in derivative instruments.

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

Inventories - Inventories consist of food and beverages and are stated at the lower of cost (first-in, first-out) or market.

Restricted Cash - The Company has both current and long-term restricted cash balances consisting of amounts: (i) held for fulfillment of certain loan provisions, (ii) restricted for the payment of property taxes, (iii) pledged for settlement of deferred compensation plan obligations and (iv) held in escrow for certain indemnifications associated with the sale of Roy’s.

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

Repair and maintenance costs that maintain the appearance and functionality of the restaurant, but do not extend the useful life of any restaurant asset are expensed as incurred. The Company suspends depreciation and amortization for assets held for sale. The cost and related accumulated depreciation of assets sold or disposed are removed from the Company’s Consolidated Balance Sheets, and any resulting gain or loss is generally recognized in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company capitalizes direct and indirect internal costs associated with the acquisition, development, design and construction of Company-owned restaurant locations as these costs have a future benefit to the Company. Upon restaurant opening, these costs are depreciated and charged to depreciation and amortization expense. Internal costs of $8.0 million, $8.7 million and $9.1 million were capitalized during fiscal years 2015, 2014 and 2013, respectively.

For fiscal years 2015 and 2014, software development costs of $4.8 million and $5.0 million, respectively, were capitalized. As of December 27, 2015 and December 28, 2014, there were $27.9 million and $30.6 million, respectively, of unamortized software development costs included in Property, fixtures and equipment in the Company’s Consolidated Balance Sheets.

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

Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. If the derivative qualifies for hedge accounting

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

treatment, then the effective portion of the gain or loss on the derivative instrument is recognized in equity as a change to Accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is immediately recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, foreign currency exchange rate movements and other identified risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement.

Deferred Financing Fees - For fees associated with its revolving credit facility, the Company records deferred financing fees related to the issuance of debt obligations in Other assets, net. For fees associated with all other debt obligations, the Company records deferred financing fees in Long-term debt, net.

The Company amortizes deferred financing fees to interest expense over the term of the respective financing arrangement, primarily using the effective interest method. The Company amortized deferred financing fees of $2.9 million, $3.1 million and $3.6 million to interest expense for fiscal years 2015, 2014 and 2013, respectively.

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

Insurance Reserves - The Company self-insures or maintains high per-claim deductibles for a significant portion of expected losses under its workers’ compensation, general liability/liquor liability, health, property and management liability insurance programs. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company. In establishing reserves, the Company considers certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims, claim development history and settlement practices. Reserves recorded for workers’ compensation and general liability claims are discounted using the average of the one-year and five-year risk free rate of monetary assets that have comparable maturities.

Redeemable Noncontrolling Interests - The Company consolidates Outback Steakhouse subsidiaries in Brazil and China, each of which have noncontrolling interests that are permitted to deliver subsidiary shares in exchange for cash at a future date. The Company believes that it is probable that the noncontrolling interests will become redeemable.

The Redeemable noncontrolling interests are reported at their estimated redemption value measured as the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest adjusted for cumulative earnings or loss allocations. The resulting increases or decreases to fair value, if applicable, are recognized as adjustments to Retained earnings, or in the absence of Retained earnings, Additional paid-in capital. The estimated fair value of Redeemable noncontrolling interests are measured quarterly using the income approach, based on a discounted cash flow methodology, with projected cash flows as the significant input. Redeemable noncontrolling interests are classified in Mezzanine equity in the Company’s Consolidated Balance Sheets.

Share Repurchase - Shares repurchased are retired. The par value of the repurchased shares is deducted from common stock and the excess of the purchase price over the par value of the shares is recorded to Accumulated deficit.

Revenue Recognition - The Company records food and beverage revenues, net of discounts, upon sale. Initial and developmental franchise fees are recognized as income once the Company has substantially performed all of its material obligations under the franchise agreement, which is generally upon the opening of the franchised restaurant. Continuing

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

royalties, which are a percentage of net sales of the franchisee, are recognized as income when earned. Franchise-related revenues are included in Other revenues in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company defers revenue for gift cards, which do not have expiration dates, until redemption by the consumer. Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. The Company also recognizes gift card breakage revenue for gift cards when the likelihood of redemption by the consumer is remote, which the Company determined are those gift cards issued on or before three years prior to the balance sheet date. The Company recorded breakage revenue of $22.9 million, $18.8 million and $16.3 million for fiscal years 2015, 2014 and 2013, respectively. Breakage revenue is recorded as a component of Restaurant sales in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Gift card sales commissions paid to third-party providers are initially capitalized and subsequently recognized as Other restaurant operating expenses upon redemption of the associated gift card. Deferred expenses of $16.1 million and $15.6 million as of December 27, 2015 and December 28, 2014, respectively, were reflected in Other current assets, net in the Company’s Consolidated Balance Sheets. Gift card sales that are accompanied by a bonus gift card to be used by the consumer at a future visit result in a separate deferral of a portion of the original gift card sale. Revenue is recorded when the bonus card is redeemed at the estimated fair market value of the bonus card.

The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with consumers and reports revenue net of taxes in its Consolidated Statements of Operations and Comprehensive Income.

Operating Leases - Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Company’s Consolidated Balance Sheets. Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense. Favorable and unfavorable lease assets and liabilities are amortized on a straight-line basis to rent expense over the remaining lease term.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Generally, restaurant closure costs, including lease termination fees, are expensed as incurred. When the Company ceases using the property rights under a non-cancelable operating lease, it records a liability for the net present value of any remaining lease obligations as a result of lease termination, less the estimated sublease income that can reasonably be obtained for the property. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. The associated expense is recorded in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable.

Advertising Costs - Advertising production costs are expensed in the period when the advertising first occurs. All other advertising costs are expensed in the period in which the costs are incurred. Advertising expense of $161.6 million, $191.1 million and $182.4 million for fiscal years 2015, 2014 and 2013, respectively, was recorded in Other restaurant operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Legal Costs - Settlement costs are accrued when they are deemed probable and reasonably estimable. Legal fees are recognized as incurred and are reported in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Research and Development Expenses (“R&D”) - R&D is expensed as incurred in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income. R&D primarily consists of payroll and benefit costs. R&D was $6.5 million, $5.8 million and $6.4 million for fiscal years 2015, 2014 and 2013, respectively.

Partner Compensation - The Restaurant Managing Partner of each Company-owned U.S. restaurant and the Chef Partner of each Fleming’s Prime Steakhouse & Wine Bar, as well as Area Operating Partners, generally receive bonuses for providing management and supervisory services to their restaurants based on a percentage of their associated restaurants’ monthly cash flows (“Monthly Payments”). The expense associated with the Monthly Payments for Restaurant Managing Partners and Chef Partners is included in Labor and other related expenses, and the expense associated with the Monthly Payments for Area Operating Partners is included in General and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Restaurant Managing Partners and Chef Partners in the U.S. that are eligible to participate in a deferred compensation program receive an unsecured promise of a cash contribution to their account (see Note 6 - Stock-based and Deferred Compensation Plans). On the fifth anniversary of the opening of each new U.S. Company-owned restaurant, the Area Operating Partner supervising the restaurant during the first five years of operation receives an additional bonus based upon the average distributable cash flow of the restaurant for the preceding 24 months. In addition to Monthly Payments and deferred compensation, Area Operating Partners, Restaurant Managing Partners and Chef Partners in the U.S. whose restaurants and concepts achieve certain targets, including sales, profitability and traffic growth, are eligible to receive an annual bonus equal to a percentage of the restaurant’s incremental sales increase.

The Company estimates future bonuses and deferred compensation obligations to Restaurant Managing, Chef Partners and Area Operating Partners, using current and historical information on restaurant performance and records the long-term portion of partner obligations in Other long-term liabilities, net in its Consolidated Balance Sheets. Deferred compensation expenses for Restaurant Managing and Chef partners are included in Labor and other related expenses and bonus expense for Area Operating Partners is included in General and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Stock-based Compensation - Stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. Stock-based compensation expense is recognized only for those awards expected to vest. The expense, net of forfeitures, is recognized using the straight-line method.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Foreign Currency Translation and Transactions - For all significant non-U.S. operations, the functional currency is the local currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date with the translation adjustments recorded in Accumulated other comprehensive loss in the Company’s Consolidated Statements of Changes in Stockholders’ Equity. Results of operations are translated using the average exchange rates for the reporting period.

The Company recorded foreign currency exchange transaction losses of $1.2 million, $0.7 million and $0.2 million for fiscal years 2015, 2014 and 2013, respectively. Foreign currency exchange transaction losses are recorded in General and administrative in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

The Company records a tax benefit for an uncertain tax position using the highest cumulative tax benefit that is more likely than not to be realized. The Company adjusts its liability for unrecognized tax benefits in the period in which it determines the issue is effectively settled, the statute of limitations expires or when more information becomes available. Liabilities for unrecognized tax benefits, including penalties and interest, are recorded in Accrued and other current liabilities and Other long-term liabilities on the Company’s Consolidated Balance Sheets.

Recently Adopted Financial Accounting Standards - In November 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”(“ASU No. 2015-17”), which simplifies the presentation of deferred income taxes. ASU No. 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The Company adopted this standard as of September 28, 2015, with prospective application. The adoption of ASU No. 2015-17 had no impact on the Company’s Consolidated Statements of Operations and Comprehensive Income.

In April 2015, the FASB issued ASU No. 2015-03: “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. Since ASU No. 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, the FASB issued ASU No. 2015-15: “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU No. 2015-15”) in August 2015.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ASU No. 2015-15 clarifies that debt issuance costs related to line-of-credit arrangements may be presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 requires retrospective application. The Company elected to adopt ASU No. 2015-03 and ASU No. 2015-15 as of December 27, 2015. Prior periods have been retrospectively recast. The adoption of ASU No. 2015-03 and ASU No. 2015-15 had no impact on the Company’s Consolidated Statements of Operations and Comprehensive Income and resulted in the following reclassification in the Company’s Consolidated Balance Sheet as of December 28, 2014 (dollars in thousands):

Assets:
Other current assets, net	$(1,826)
Other assets, net	$(4,220)

Liabilities:
Current portion of long-term debt, net	$(1,826)
Long-term debt, net	$(4,220)

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Out-of-Period Adjustments - In the third quarter of 2015, the Company identified and corrected errors in accounting for the allocation of foreign currency translation adjustments (“CTA”) to Redeemable noncontrolling interests and fair value adjustments for Redeemable noncontrolling interests. Management evaluated the materiality of the errors from a qualitative and quantitative perspective and concluded that the errors were immaterial to the current and prior periods. As a result, the Company recorded the cumulative adjustment in its Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Operations and Comprehensive Income for fiscal year 2015:

	FINANCIAL STATMENT LINE ITEM IMPACT	IMPACT BY PERIOD				CUMULATIVE ADJUSTMENT
		FISCAL YEAR
(dollars in thousands)		2013	2014	Q1 2015	Q2 2015
Mezzanine equity:
Allocation of CTA to redeemable noncontrolling interests	Redeemable noncontrolling interests	$(1,762)	$(2,677)	$(2,511)	$(2,282)	$(9,232)
Adjustment for the change in the redemption value of redeemable interests	Redeemable noncontrolling interests	1,715	1,824	1,856	3,276	8,671
Net impact to Mezzanine equity		$(47)	$(853)	$(655)	$994	$(561)

Bloomin’ Brands stockholders’ equity:
Allocation of CTA to redeemable noncontrolling interests	Accumulated other comprehensive loss	$1,762	$2,677	$2,511	$2,282	$9,232
Adjustment for the change in the redemption value of redeemable interests	Additional paid-in capital	(1,715)	(1,824)	(1,856)	(3,276)	(8,671)
Net impact to Bloomin’ Brands stockholders’ equity		$47	$853	$655	$(994)	$561

Other comprehensive income (loss):
Allocation of CTA to redeemable noncontrolling interests	Comprehensive income attributable to Bloomin’ Brands	$1,762	$2,677	$2,511	$2,282	$9,232
Allocation of CTA to redeemable noncontrolling interests	Comprehensive (loss) income attributable to noncontrolling interests	(1,762)	(2,677)	(2,511)	(2,282)	(9,232)
Net impact to Other comprehensive income		$—	$—	$—	$—	$—

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period. These reclassifications had no effect on previously reported net income.

3.           Acquisitions

Brazil Joint Venture - In 2013, the Company completed the acquisition of a controlling interest in the Brazil Joint Venture by purchasing 80% of the issued and outstanding capital stock of PGS Par for $110.4 million. As a result of the acquisition, the Company had a 90% interest and the former equity holders of PGS Par (“Former Equity Holders”) retained a noncontrolling interest of 10% in the Brazil Joint Venture.

In connection with the acquisition, the previously-held equity interest was remeasured at fair value. The difference between the fair value and the carrying value of the equity interest held resulted in a $36.6 million gain for fiscal year 2013. The fair value assigned to the previously held equity investment in the Brazil Joint Venture was determined using the income approach, based on a discounted cash flow methodology.

Included in the Company’s operating results for fiscal year 2013 are Revenues of $23.7 million and net income of $0.8 million for the Brazil Joint Venture.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents summarized financial information for 100% of the Brazil Joint Venture for the period ending as indicated:

FISCAL YEAR
(dollars in thousands)	2013(1)
Net revenue from sales	$215,050
Gross profit	$148,229
Income from continuing operations	$26,945
Net income	$15,382
____________________

(1)	Summarized financial information for fiscal year 2013 includes results for January 1, 2013 to October 31, 2013, when the Brazil Joint Venture was accounted for as an equity method investment.

The purchase agreement provides the Former Equity Holders with options to sell their remaining interests to OB Brasil (the “put options”) and provides OB Brasil with options to purchase such remaining interests (the “call options” and together with the put options, the “Options”), in various amounts and at various times from 2015 through 2018, subject to acceleration in certain circumstances. The purchase price under each of the Options is based on a multiple of adjusted earnings before interest, taxes, depreciation and amortization of the business, subject to a possible fair market value adjustment. The Options are embedded features within the noncontrolling interest and are classified within the Company’s Consolidated Balance Sheets as Redeemable noncontrolling interests.

In 2015, certain Former Equity Holders exercised options to sell their remaining interests in the Brazil Joint Venture to the Company for total cash consideration of $0.9 million. This transaction resulted in a reduction of $0.6 million and $0.3 million of Mezzanine equity and Additional paid-in capital, respectively, during fiscal year 2015. As a result of the exercise of the options, the Company owned 90.33% of the Brazil Joint Venture as of December 27, 2015.

In connection with the Company’s acquisition of the Brazil Joint Venture, $7.9 million of the Company’s cash was held in escrow for customary indemnification obligations. The Former Equity Holders had an equal amount of cash held in escrow. In 2015, the Company and the Former Equity Holders agreed to release all escrow cash.

Acquisition of Limited Partnership Interests - During 2014, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 37 Bonefish Grill restaurants for an aggregate purchase price of $17.2 million. These transactions resulted in a reduction of $11.7 million in Additional paid-in capital in the Company’s Consolidated Statement of Changes in Stockholders’ Equity during fiscal year 2014.

The following table sets forth the effect of the acquisition of the limited partnership interests on stockholders’ equity attributable to Bloomin’ Brands for fiscal year 2014:

NET INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS AND TRANSFERS TO NONCONTROLLING INTERESTS
FISCAL YEAR
(dollars in thousands)	2014
Net income attributable to Bloomin’ Brands	$91,090
Transfers to noncontrolling interests:
Decrease in Bloomin’ Brands additional paid-in capital for purchase of limited partnership interests	(11,662)
Change from net income attributable to Bloomin’ Brands and transfers to noncontrolling interests	$79,428

Acquisition of Franchised Restaurants - Effective March 1, 2014, the Company acquired two Bonefish Grill restaurants from a franchisee for a purchase price of $3.2 million, including customary escrow amounts. The Company’s

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidated Statements of Operations and Comprehensive Income includes the results of operations for these restaurants from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact was not material to reported results.

The Company allocated the purchase price to the assets acquired less the liabilities assumed based on their estimated fair value on the date of acquisition with the remaining $2.5 million of the purchase price allocated to goodwill. All goodwill recognized is expected to be deductible for tax purposes.

4.     Impairments, Disposals and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Impairment losses
U.S.	$27,408	$13,822	$19,761
International	—	12,690	—
Corporate	746	10,559	—
Total impairment losses	$28,154	$37,071	$19,761
Restaurant closure expenses
U.S.	$2,460	$7,334	$3,077
International	6,053	7,676	—
Total restaurant closure expenses	$8,513	$15,010	$3,077
Provision for impaired assets and restaurant closings	$36,667	$52,081	$22,838

Bonefish Restructuring - On February 12, 2016, the Company decided to close 14 Bonefish restaurants (“Bonefish Restructuring”). The Company expects to substantially complete these restaurant closings through the first quarter of 2019. In connection with the Bonefish Restructuring, the Company reassessed the future undiscounted cash flows of the impacted restaurants, and as a result, the Company recognized pre-tax asset impairments of approximately $24.2 million during the thirteen weeks and fiscal year ended December 27, 2015, which were recorded within the U.S. segment.

The Company currently expects to incur additional charges of approximately $4.5 million to $7.5 million over the next five years, including costs associated with lease obligations, employee terminations and other closure related obligations. Following is a summary of estimated pre-tax expense by type:

	ESTIMATED EXPENSE (dollars in millions)
Lease related liabilities, net of subleases	$4.0	to	$6.0
Employee severance and other obligations	$0.5	to	$1.5

Total future cash expenditures of $11.0 million to $13.5 million, primarily related to lease liabilities, are expected to occur through October 2024.

Restaurant Closure Initiatives - During 2014, the Company decided to close 36 underperforming international locations, primarily in South Korea (the “International Restaurant Closure Initiative”). As of December 27, 2015, 35 of the 36 locations have closed. In connection with the International Restaurant Closure Initiative, the Company incurred pre-tax impairment, restaurant and other closing costs of $6.0 million and $19.7 million during fiscal years 2015 and 2014, respectively, which were recorded within the International segment.

The Company expects to incur additional charges of approximately $1.0 million, including costs associated with lease obligations, employee terminations and other closure related obligations, through the first half of 2016. Future cash

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

expenditures of $3.0 million to $4.0 million, primarily related to lease liabilities, are expected to occur through the final lease expiration in March 2020.

In the fourth quarter of 2013, the Company completed an assessment of its domestic restaurant base and decided to close 22 underperforming domestic locations (the “Domestic Restaurant Closure Initiative”). In connection with the Domestic Restaurant Closure Initiative, pre-tax impairment, restaurant and other closing costs of $1.6 million, $6.0 million and $18.7 million were incurred during fiscal years 2015, 2014 and 2013, respectively, which were recorded within the U.S. segment.

Following is a summary of expenses related to the Domestic and International Restaurant Closure Initiatives and the Bonefish Restructuring recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (dollars in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME	FISCAL YEAR
		2015	2014	2013
Property, fixtures and equipment impairments	Provision for impaired assets and restaurant closings	$24,204	$11,573	$18,695
Facility closure and other expenses	Provision for impaired assets and restaurant closings	7,643	14,137	—
Severance and other expenses	General and administrative	1,858	4,042	—
Reversal of deferred rent liability	Other restaurant operating	(198)	(2,911)	—
		$33,507	$26,841	$18,695

Following is a summary of the cumulative restaurant closure initiative and Bonefish Restructuring expenses incurred through December 27, 2015 (dollars in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	RESTAURANT CLOSURE INITIATIVES AND RESTRUCTURING
		DOMESTIC	BONEFISH	INTERNATIONAL	TOTAL
Property, fixtures and equipment impairments	Provision for impaired assets and restaurant closings	$18,695	$24,204	$11,573	$54,472
Facility closure and other expenses	Provision for impaired assets and restaurant closings	7,574	—	14,206	21,780
Severance and other expenses	General and administrative	1,035	143	4,722	5,900
Reversal of deferred rent liability	Other restaurant operating	(2,078)	—	(1,031)	(3,109)
		$25,226	$24,347	$29,470	$79,043

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the Domestic and International Restaurant Closure Initiatives, during fiscal years 2015 and 2014:

(dollars in thousands)	2015	2014
Beginning of the year	$11,000	$2,232
Charges	10,358	12,644
Cash payments	(13,814)	(4,086)
Adjustments (1)	(1,845)	210
End of the year (2)	$5,699	$11,000
________________

(1)	Adjustments to facility closure and other costs represent changes in sublease assumptions and reductions in the Company’s remaining lease obligations.

(2)
As of December 27, 2015 and December 28, 2014, the Company had exit-related accruals of $2.0 million and $4.7 million, respectively, recorded in Accrued and other current liabilities and $3.7 million and $6.3 million, respectively, recorded in Other long-term liabilities, net.

Roy’s - On January 26, 2015, the Company sold its Roy’s business to United Ohana, LLC (the “Buyer”), for a purchase price of $10.0 million, less certain liabilities, and recognized a loss on sale of $0.9 million, which was recorded in Other expense, net, during fiscal year 2015. The sale agreement contained a provision obligating the Company to pay the Buyer up to $5.0 million, if certain lease contingencies were not resolved prior to April 2018 and the Buyer was damaged. In July 2015, these lease contingencies were satisfactorily resolved.

In connection with the sale of Roy’s, the Company continues to provide lease guarantees for certain of the Roy’s locations. Under the guarantees, the Company will pay the rental expense over the remaining lease term in the event of default by the Buyer. The fair value and maximum value of the lease guarantees is nominal. The maximum amount is calculated as the fair value of the lease payments, net of sublease assumptions, over the remaining lease term.

Following the decision in fiscal year 2014 to sell Roy’s, the Company recorded pre-tax impairment charges of $13.4 million for Assets held for sale. This impairment charge was recorded in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income, within the U.S. segment.

Following are the components of Roy’s included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the following periods:

	FISCAL YEAR
(dollars in thousands)	2015 (1)	2014 (2)	2013
Restaurant sales	$5,729	$68,575	$73,945
Loss before income taxes	$(831)	$(13,612)	$(1,844)
________________

(1)	Loss before income taxes includes loss on sale of $0.9 million in fiscal year 2015.

(2)	Loss before income taxes includes impairment charges of $13.4 million in fiscal year 2014 for Assets held for sale.

Other Disposals - During 2014, the Company decided to sell both of its corporate airplanes. In connection with this decision, the Company recognized pre-tax asset impairment charges of $10.6 million for fiscal year 2014. In fiscal year 2015, the Company recognized additional pre-tax asset impairment charges of $0.7 million. The impairment charges are recorded in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income, within Unallocated corporate overhead expenses. The Company sold its corporate aircraft during 2015 and 2014 for net proceeds of $2.0 million and $2.5 million, respectively.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following table presents the computation of basic and diluted earnings per share:

	FISCAL YEAR
(in thousands, except per share amounts)	2015	2014	2013
Net income attributable to Bloomin’ Brands	$127,327	$91,090	$208,367

Basic weighted average common shares outstanding	122,352	125,139	122,972

Effect of diluted securities:
Stock options	2,992	3,079	4,902
Nonvested restricted stock and restricted stock units	216	91	191
Nonvested performance-based share units	25	8	9
Diluted weighted average common shares outstanding	125,585	128,317	128,074

Basic earnings per share	$1.04	$0.73	$1.69
Diluted earnings per share	$1.01	$0.71	$1.63

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows:

	FISCAL YEAR
(shares in thousands)	2015	2014	2013
Stock options	2,670	3,090	1,348
Nonvested restricted stock and restricted stock units	27	206	12

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

As of December 27, 2015, the maximum number of shares of common stock available for issuance pursuant to the 2012 Incentive Plan was 10,437,661. On the first business day of each fiscal year, the aggregate number of shares that may be issued under the 2012 Incentive Plan automatically increases by two percent of the total shares then issued and outstanding. All outstanding stock-based compensation awards contain certain forfeiture provisions.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company recognized stock-based compensation expense as follows:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Stock options	$10,041	$11,946	$11,168
Restricted stock and restricted stock units	6,758	3,857	2,026
Performance-based share units	3,596	1,190	663
	$20,395	$16,993	$13,857

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

The following table presents a summary of the Company’s stock option activity for fiscal year 2015:

(in thousands, except exercise price and contractual life)	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 28, 2014	9,777	$11.59	6.2	$120,461
Granted	1,184	25.26
Exercised	(804)	9.58
Forfeited or expired	(439)	21.40
Outstanding as of December 27, 2015	9,718	$12.99	5.6	$59,427
Vested and expected to vest as of December 27, 2015	9,662	$12.93	5.6	$59,417
Exercisable as of December 27, 2015	6,790	$9.21	4.5	$57,226

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows for the periods indicated:

	FISCAL YEAR
	2015	2014	2013
Assumptions:
Weighted-average risk-free interest rate (1)	1.64%	1.82%	1.22%
Dividend yield (2)	1.00%	—%	—%
Expected term (3)	6.3 years	6.3 years	6.3 years
Weighted-average volatility (4)	43.4%	48.4%	48.6%

Weighted-average grant date fair value per option	$10.11	$11.37	$9.14
________________

(1)	Risk-free rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the contractual life of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)
Expected term represents the period of time that the options are expected to be outstanding. The simplified method of estimating the expected term is used since the Company does not have significant historical exercise experience for its stock options.

(4)	Volatility is based on the historical volatilities of the Company’s stock and the stock of comparable peer companies.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following represents stock option compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Intrinsic value of options exercised	$11,843	$19,474	$42,661
Excess tax benefits for tax deductions related to the exercise of stock options	$702	$2,405	$4,304
Cash received from option exercises, net of tax withholding	$7,440	$9,540	$27,786
Fair value of stock options vested	$26,643	$36,614	$47,468
Tax benefits for stock option compensation expense	$4,594	$7,576	$4,381

Unrecognized stock option expense	$21,060
Remaining weighted-average vesting period	2.5 years

Restricted Stock and Restricted Stock Units - Restricted stock and restricted stock units generally vest and become exercisable in an equal number of shares each year. Restricted stock and restricted stock units issued to members of the Board of Directors (the “Board”) vest over a period of three years. For employees, restricted stock and restricted stock units vest over four years. Following is a summary of the Company’s restricted stock and restricted stock unit activity for fiscal year 2015:

(shares in thousands)	NUMBER OF RESTRICTED STOCK & RESTRICTED STOCK UNIT AWARDS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding as of December 28, 2014	946	$20.08
Granted	606	22.80
Vested	(271)	19.68
Forfeited	(136)	21.44
Outstanding as of December 27, 2015	1,145	$21.48

The following represents restricted stock and restricted stock unit compensation information as of December 27, 2015:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Fair value of restricted stock vested	$5,339	$2,680	$1,597
Tax benefits for restricted stock compensation expense	$2,303	$1,298	$817

Unrecognized restricted stock expense	$18,638
Remaining weighted-average vesting period	2.8 years

Performance-based Share Units - Beginning in 2013, the Company granted performance-based share units (“PSUs”) to certain employees. Typically, the PSUs vest in an equal number of shares over four years. The number of units that vest is determined for each year based on the achievement of certain Company performance criteria as set forth in the award agreement and may range from zero to 200% of the annual target grant. The PSUs are settled in shares of common stock, with holders receiving one share of common stock for each performance-based share unit that vests. The fair value of PSUs is based on the closing price of the Company’s common stock on the grant date. Compensation expense for PSUs is recognized over the vesting period when it is probable the performance criteria will be achieved.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 27, 2015, the following performance-based share unit (“PSUs”) programs were in progress:

		TARGET NO. OF PSUs REMAINING TO GRANT (1) (shares in thousands)	MAXIMUM PAYOUT (AS A % OF TARGET NO. OF PSUs) (2)
AWARD DATE	PROGRAM
2/26/2013	2013 Program	29	200%
4/24/2013	2013 Grant	6	100%
2/27/2014	2014 Program	96	200%
2/26/2015	2015 Program	179	200%
3/2/2015	2015 Int’l Program	15	100%
		324
________________

(1)
Represents target PSUs awarded under each of the identified programs that have not been granted for accounting purposes. These PSUs do not result in the recognition of stock-based compensation expense until the performance target has been set by the Board as of the beginning of each fiscal year. There is no effect of these PSUs on the Company’s basic or diluted shares outstanding.

(2)
Assumes achievement of target threshold of Adjusted Net Income goals for the Company or Adjusted Earnings Before Interest, Taxes (“Adjusted EBIT”) for the respective concepts for the 2013 Program or 2013 Grant, achievement of target threshold of the Adjusted EPS goal for the Company for the 2014 Program and 2015 program. Assumes achievement of target threshold of Adjusted EBIT for certain international markets for the 2015 Programs.

The following table presents a summary of the Company’s PSU activity for fiscal year 2015:

(shares in thousands)	PERFORMANCE-BASED SHARE UNITS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding as of December 28, 2014	92	$25.08
Granted (1)	184	24.23
Vested	(67)	24.72
Forfeited	(43)	24.65
Outstanding as of December 27, 2015	166	$24.11
________________

(1)	Share unit amounts include the number of PSUs at the target threshold in the current period grant and additional shares earned above target due to exceeding prior period performance criteria.

The following represents PSU compensation information as of December 27, 2015:

FISCAL YEAR
(dollars in thousands)	2015
Tax benefits for PSU compensation expense (1)	$636
Unrecognized PSU expense	$871
Remaining weighted-average vesting period	0.3 years
________________

(1)	The Company recognized nominal tax benefits for PSU compensation expense during fiscal years 2014 and 2013.

Deferred Compensation Plans

Restaurant Managing Partners and Chef Partners - Restaurant Managing Partners and Chef Partners are eligible to participate in deferred compensation programs. The Company invests in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of the obligations under the deferred compensation plans. The deferred compensation obligation due to Restaurant Managing and Chef Partners was $133.2 million and $155.6 million as of December 27, 2015 and December 28, 2014, respectively. The unfunded obligation for Restaurant Managing and Chef Partners’ deferred compensation was $74.0 million and $82.6 million as of December 27, 2015 and December 28, 2014, respectively.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Benefit Plans

401(k) Plan - The Company has a qualified defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company incurred contribution costs of $3.7 million, $1.1 million and $2.1 million for the 401(k) Plan for fiscal years 2015, 2014 and 2013, respectively.

Deferred Compensation Plan - The Company provides a deferred compensation plan for its highly compensated employees who are not eligible to participate in the 401(k) Plan. The deferred compensation plan allows these employees to contribute a percentage of their base salary and cash bonus on a pre-tax basis. The deferred compensation plan is unfunded and unsecured.

7.           Other Current Assets, Net

Other current assets, net, consisted of the following:

(dollars in thousands)	DECEMBER 27, 2015	DECEMBER 28, 2014 (1)
Prepaid expenses	$30,373	$30,260
Accounts receivable - gift cards, net	115,926	90,090
Accounts receivable - vendors, net	10,310	20,582
Accounts receivable - franchisees, net	1,149	1,159
Accounts receivable - other, net	21,158	23,846
Other current assets, net	19,131	38,865
	$198,047	$204,802
________________

(1)
The Company elected to adopt ASU No. 2015-03 and ASU No. 2015-15 as of December 27, 2015 resulting in the reclassification of certain unamortized deferred financing fees from Other current assets, net to the Current portion of long-term debt, net in the Company’s Consolidated Balance Sheet as of December 28, 2014. See Note 2 - Summary of Significant Accounting Policies for additional detail regarding the adoption of these standards.

8.     Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following:

(dollars in thousands)	DECEMBER 27, 2015	DECEMBER 28, 2014
Land	$256,906	$262,141
Buildings and building improvements	1,043,699	998,787
Furniture and fixtures	392,849	368,638
Equipment	543,842	531,117
Leasehold improvements	492,628	457,623
Construction in progress	23,842	46,025
Less: accumulated depreciation	(1,159,306)	(1,035,020)
	$1,594,460	$1,629,311

At December 27, 2015, the Company leased $16.6 million and $23.9 million, respectively, of certain land and buildings to third parties. Accumulated depreciation related to the leased building assets of $6.9 million is included in Property, fixtures and equipment as of December 27, 2015.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation and repair and maintenance expense is as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Depreciation expense	$178,855	$177,504	$156,015
Repair and maintenance expense	107,960	108,392	103,613

9.     Goodwill and Intangible Assets, Net

Goodwill - The following table is a rollforward of goodwill:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 31, 2013	$170,271	$181,847	$352,118
Acquisitions	2,461	—	2,461
Translation adjustments	—	(13,018)	(13,018)
Disposals	(21)	—	(21)
Balance as of December 28, 2014	$172,711	$168,829	$341,540
Translation adjustments	—	(40,679)	(40,679)
Balance as of December 27, 2015	$172,711	$128,150	$300,861

The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated:

	DECEMBER 27, 2015		DECEMBER 28, 2014		DECEMBER 31, 2013
(dollars in thousands)	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS
U.S.	$840,881	$(668,170)	$840,881	$(668,170)	$838,441	$(668,170)
International	244,616	(116,466)	285,295	(116,466)	298,313	(116,466)
Total goodwill	$1,085,497	$(784,636)	$1,126,176	$(784,636)	$1,136,754	$(784,636)

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets each year during the second quarter. The Company did not record any goodwill asset impairment charges during fiscal years 2015, 2014 or 2013.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets, net - Intangible assets, net, consisted of the following as of December 27, 2015 and December 28, 2014:

	WEIGHTED AVERAGE AMORTIZATION PERIOD (IN YEARS)	DECEMBER 27, 2015			DECEMBER 28, 2014
(dollars in thousands)		GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE	GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Trade names	Indefinite	$414,000		$414,000	$414,000		$414,000
Trademarks	13	82,131	$(32,662)	49,469	83,991	$(30,656)	53,335
Favorable leases	8	80,909	(42,882)	38,027	87,655	(43,083)	44,572
Franchise agreements	5	14,881	(9,777)	5,104	14,881	(8,633)	6,248
Reacquired franchise rights	12	46,447	(7,745)	38,702	70,023	(6,072)	63,951
Other intangibles	1	9,099	(7,564)	1,535	9,099	(5,773)	3,326
Total intangible assets	10	$647,467	$(100,630)	$546,837	$679,649	$(94,217)	$585,432

The Company did not record any indefinite-lived intangible asset impairment charges during fiscal years 2015, 2014 or 2013.

Definite-lived intangible assets are amortized on a straight-line basis. The following table presents the aggregate expense related to the amortization of the Company’s trademarks, favorable leases, franchise agreements, reacquired franchise rights and other intangibles:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Amortization expense (1)	$16,852	$19,807	$14,405
________________

(1)	Amortization expense is recorded in Depreciation and amortization and Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The following table presents expected annual amortization of intangible assets as of December 27, 2015:

(dollars in thousands)
2016	$15,058
2017	13,087
2018	12,725
2019	12,405
2020	11,673

Effective June 1, 2014, OSI and Carrabba’s Italian Grill, LLC (“Carrabba’s”), a wholly owned subsidiary of OSI, entered into a Third Amendment to the Royalty Agreement with the founders of Carrabba’s Italian Grill and their affiliated entities (collectively, the “Carrabba’s Founders”). The amendment provides that no continuing royalty fee will be paid to the Carrabba’s Founders for Carrabba’s restaurants located outside the United States. Each Carrabba’s restaurant located outside the United States will pay a one-time lump sum royalty fee, which varies depending on the size of the restaurant. The one-time fee is $100,000 for restaurants 5,000 square feet or larger, $75,000 for restaurants 3,500 square feet or larger but less than 5,000 square feet and $50,000 for restaurants less than 3,500 square feet. In connection with the amendment, the Company made a non-refundable payment of $1.0 million to the Carrabba’s Founders for the first ten restaurants of 5,000 square feet or more to be located outside the United States. The payment to the Carrabba’s Founders was recorded as a trade name in Intangible Assets, net, in the Company’s Consolidated Balance Sheet.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In addition, new Carrabba’s restaurants in the U.S. that first opened on or after June 1, 2014 pay a fixed royalty of 0.5 percent on sales occurring prior to 4 pm local time Monday through Saturday. Existing Carrabba’s restaurants in the U.S. that began serving weekday lunch on or after June 1, 2014 pay a fixed royalty of 0.5 percent on sales occurring prior to 4 pm local time Monday through Friday. In each case, these sales will be excluded in calculating the volume based royalty percentage on sales after 4 pm.

10.           Other Assets, Net

Other assets, net, consisted of the following:

(dollars in thousands)	DECEMBER 27, 2015	DECEMBER 28, 2014 (2)
Company-owned life insurance	$68,950	$64,067
Deferred financing fees (1)	3,730	2,697
Liquor licenses	27,869	27,844
Other assets	47,322	57,135
	$147,871	$151,743
________________

(1)	Net of accumulated amortization of $2.2 million and $1.2 million at December 27, 2015 and December 28, 2014, respectively.

(2)
The Company elected to adopt ASU No. 2015-03 and ASU No. 2015-15 as of December 27, 2015 resulting in the reclassification of certain unamortized deferred financing fees from Other assets, net to Long-term debt, net in the Company’s Consolidated Balance Sheet as of December 28, 2014. See Note 2 - Summary of Significant Accounting Policies for additional detail regarding the adoption of these standards.

11.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

(dollars in thousands)	DECEMBER 27, 2015	DECEMBER 28, 2014
Accrued payroll and other compensation	$95,994	$121,548
Accrued insurance	20,824	19,455
Other current liabilities	89,793	105,240
	$206,611	$246,243

Accrued Payroll Taxes - During 2013, the IRS informed the Company that it proposed to issue an audit adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by the Company’s tipped employees during calendar year 2010. Subsequently, the IRS indicated that the scope of the proposed adjustment would expand to include the 2011 and 2012 periods. During 2014, the Company settled the calendar year 2010 audit adjustment for $5.0 million. In 2015, the Company settled the calendar year 2011 and 2012 audit adjustments for $6.4 million. As of December 27, 2015 and December 28, 2014, the Company had $3.1 million and $12.0 million, respectively, recorded in Accrued and other current liabilities in its Consolidated Balance Sheets for payroll tax audits.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.           Long-term Debt, Net

Following is a summary of outstanding long-term debt:

	DECEMBER 27, 2015		DECEMBER 28, 2014
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$277,500	2.26%	$296,250	2.16%
Term loan A-1	150,000	2.34%	—	—%
Term loan B	—	—%	225,000	3.50%
Revolving credit facility (1) (2)	432,000	2.29%	325,000	2.16%
Total Senior Secured Credit Facility	859,500		846,250
2012 CMBS loan:
First mortgage loan (1)	289,588	4.13%	299,765	4.08%
First mezzanine loan	84,028	9.00%	85,127	9.00%
Second mezzanine loan	85,353	11.25%	86,067	11.25%
Total 2012 CMBS loan	458,969		470,959
Capital lease obligations	2,632		634
Other long-term debt	2,292	0.73% to 7.60%	4,073	0.52% to 7.00%
Less: unamortized debt discount	(3,061)		(6,073)
Less: unamortized debt issuance costs	(3,468)		(6,046)
Total debt, net	1,316,864		1,309,797
Less: current portion of long-term debt, net	(31,853)		(24,138)
Long-term debt, net	$1,285,011		$1,285,659
________________

(1)	Represents the weighted-average interest rate for the respective period.

(2)
Subsequent to December 27, 2015, the Company made payments of $70.0 million on its revolving credit facility. On February 11, 2016, the Company drew $185.0 million. The drawdowns, together with the proceeds from the PRP Mortgage Loan, were used to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan. See Note 22 - Subsequent Events for additional details regarding the PRP Mortgage Loan.

Bloomin’ Brands, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred indebtedness as described below.

Credit Agreement Amendments - On May 16, 2014, OSI completed a refinancing of its senior secured credit facility and entered into the Third Amendment (“Third Amendment”) to its existing credit agreement, dated October 26, 2012 (as amended, the “Credit Agreement”). The Credit Agreement, provided for senior secured financing (the “Senior Secured Credit Facility”) of up to $1.125 billion, initially consisting of a $300.0 million Term loan A, a $225.0 million Term loan B and a $600.0 million revolving credit facility, including letter of credit and swing line loan sub-facilities. The Term loan A and revolving credit facility mature May 16, 2019. The Term loan A was issued with a discount of $2.9 million.

At closing, $400.0 million was drawn under the revolving credit facility. The proceeds of the Term loan A and the loans made at closing under the revolving credit facility were used to pay down a portion of Term loan B under the Credit Agreement. The total indebtedness of the Company remained unchanged as a result of the refinancing.

On March 31, 2015, OSI entered into the Fourth Amendment to its Credit Agreement (the “Fourth Amendment”), to effect an increase of OSI’s existing revolving credit facility from $600.0 million to $825.0 million in order to fully pay down its existing Term loan B on April 2, 2015. No other material changes were made to the terms of OSI’s Credit Agreement as a result of the Fourth Amendment.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OSI entered into the Fifth Amendment to its Credit Agreement (the “Fifth Amendment”) on December 11, 2015. The Fifth Amendment provided an incremental Term loan A-1 in an aggregate principal amount of $150.0 million, increased certain leverage ratio tests for purposes of restricted payments and mandatory prepayments and made certain other revisions to the terms of the Credit Agreement as discussed below under Debt Covenants and Other Restrictions.

The Company may elect an interest rate for the Credit Agreement at each reset period based on the Base Rate or the Eurocurrency Rate. The Base Rate option is the highest of: (i) the prime rate of Wells Fargo Bank, National Association, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency rate with a one-month interest period plus 1.0% (the “Base Rate”). The Eurocurrency Rate option is the seven, 30, 60, 90 or 180-day Eurocurrency rate (“Eurocurrency Rate”). The interest rates are as follows:

	BASE RATE ELECTION	EUROCURRENCY RATE ELECTION
Term loan A, Term loan A-1 and revolving credit facility	75 to 125 basis points over Base Rate	175 to 225 basis points over the Eurocurrency Rate

Fees on letters of credit and the daily unused availability under the revolving credit facility as of December 27, 2015, were 2.13% and 0.30%, respectively. As of December 27, 2015, $29.3 million of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing.

Substantially all of the assets of the Company’s domestic OSI subsidiaries collateralize the Senior Secured Credit Facility.

Commercial Mortgage-Backed Securities Loan - Effective March 27, 2012, PRP and two of the Company’s other indirect wholly-owned subsidiaries entered into a commercial mortgage-backed securities loan (the “2012 CMBS loan”) with German American Capital Corporation and Bank of America, N.A. The 2012 CMBS loan totaled $500.0 million at origination and was originally comprised of a first mortgage loan in the amount of $324.8 million, collateralized by 261 of the Company’s properties, and two mezzanine loans totaling $175.2 million. The loans have a maturity date of April 10, 2017.

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

Subsequent to December 27, 2015, the Company extinguished the 2012 CMBS loan and PRP entered into a mortgage loan (the “PRP Mortgage Loan”). See Note 22 - Subsequent Events for additional details regarding the PRP Mortgage Loan.

Debt Covenants and Other Restrictions - Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness; make significant payments; sell assets; pay dividends and other restricted payments; acquire certain assets; effect mergers and similar transactions; and effect certain other transactions with affiliates. The Credit Agreement also has a financial covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”). TNLR is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments). The TNLR may not exceed a level set at 5.00 to 1.00 through fiscal 2017, with a step down to a maximum level of 4.75 to 1.00 in fiscal 2018 and thereafter.
The Fifth Amendment permits regular quarterly dividend payments, subject to certain restrictions, and permits loans or advances to repay debt under the 2012 CMBS loan in an aggregate principal amount of $500.0 million.

At December 27, 2015 and December 28, 2014, the Company was in compliance with its debt covenants.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Loss on Extinguishment and Modification of Debt - Following is a summary of loss on extinguishment and modification of debt recorded in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	FISCAL YEAR
(dollars in thousands)	2015 (1)	2014 (2)	2013 (3)
Refinancing of Senior Secured Credit Facility	$2,956	$11,092	$—
Repricing of Term loan B	—	—	14,586
Loss on extinguishment and modification of debt	$2,956	$11,092	$14,586
________________

(1)	The loss was comprised of write-offs of $1.4 million of deferred financing fees, $1.2 million of unamortized debt discount and third-party financing costs of $0.3 million.

(2)	The loss was comprised of write-offs of $5.5 million of deferred financing fees and $4.9 million of unamortized debt discount and a prepayment penalty of $0.7 million.

(3)
The loss was comprised of a prepayment penalty of $9.8 million, third-party financing costs of $2.4 million and the write-down of $1.2 million each of deferred financing fees and unamortized debt discount.

Deferred financing fees - The Company deferred $2.0 million and $3.8 million of financing costs incurred in connection with the amendments to the Credit Agreement in fiscal years 2015 and 2014, respectively. Following is a summary of the Company’s deferred financing costs recorded during the periods indicated and their classification on the Consolidated Balance Sheets:

	FISCAL YEAR 2015		FISCAL YEAR 2014	CONSOLIDATED BALANCE SHEET CLASSIFICATION
(dollars in thousands)	FIFTH AMENDMENT	FOURTH AMENDMENT	THIRD AMENDMENT
Revolving credit facility	$—	$1,260	$2,507	Other assets, net
Term loan A	—	—	1,253	Long-term debt, net
Term loan A-1	750	—	—	Long-term debt, net
	$750	$1,260	$3,760

Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of December 27, 2015:

(dollars in thousands)	DECEMBER 27, 2015
Year 1	$31,853
Year 2	479,176
Year 3	36,985
Year 4	766,507
Year 5	439
Thereafter	1,904
Total (1)	$1,316,864
________________

(1)	See Note 22 - Subsequent Events for additional details regarding the payment schedule for the PRP Mortgage Loan.

The following is a summary of required amortization payments for Term loan A and Term loan A-1 (dollars in thousands):

SCHEDULED QUARTERLY PAYMENT DATES	TERM LOAN A	TERM LOAN A-1
March 31, 2016 through June 30, 2016	$3,750	$1,875
September 30, 2016 through June 30, 2018	$5,625	$2,813
September 30, 2018 through March 31, 2019	$7,500	$3,750

The Credit Agreement contains mandatory prepayment requirements for Term loan A and Term loan A-1. The Company

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

is required to prepay outstanding amounts under its Term loan A and Term loan A-1 with 50% of its annual excess cash flow, as defined in the Credit Agreement. The amount of outstanding Term loan A and Term loan A-1 required to be prepaid in accordance with the debt covenants may vary based on the Company’s leverage ratio and year end results.

13.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following:

(dollars in thousands)	DECEMBER 27, 2015	DECEMBER 28, 2014
Accrued insurance liability	$40,649	$42,922
Unfavorable leases, net of accumulated amortization	45,375	49,492
Chef and Restaurant Managing Partner deferred compensation obligations and deposits	134,470	160,330
Deferred gain on sale-leaseback transaction, net of accumulated amortization	33,154	35,864
Other long-term liabilities	41,014	41,563
	$294,662	$330,171

During fiscal years 2014 and 2013, the Company terminated the split-dollar agreements with certain of its former executive officers for cash payments of $2.0 million and $5.2 million, respectively. Upon termination, the release of the death benefit and related liabilities less the associated cash termination payment resulted in net gains of $1.9 million and $4.7 million during fiscal years 2014 and 2013, respectively, which were recorded in General and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income. As a result of the terminations, the Company became the sole and exclusive owner of the related split-dollar insurance policies and elected to cancel them.

14.           Redeemable Noncontrolling Interests

The Company consolidates subsidiaries in Brazil and China, each of which have noncontrolling interests that are permitted to deliver subsidiary shares in exchange for cash at a future date. The following table presents a rollforward of Redeemable noncontrolling interests for fiscal years 2015 and 2014:

	FISCAL YEAR
(dollars in thousands)	2015	2014
Balance, beginning of period	$24,733	$21,984
Change in redemption value of Redeemable noncontrolling interests	2,877	—
Net income attributable to Redeemable noncontrolling interests	1,005	666
Contributions by noncontrolling shareholders	—	1,456
Foreign currency translation attributable to Redeemable noncontrolling interests	(3,944)	—
Purchase of Redeemable noncontrolling interests (1)	(584)	—
Transfer to redeemable noncontrolling interest	—	627
Out-of period adjustment - foreign currency translation attributable to Redeemable noncontrolling interests (2)	(9,232)	—
Out-of period adjustment - change in redemption value of Redeemable noncontrolling interests (2)	8,671	—
Balance, end of period	$23,526	$24,733
________________

(1)	In April 2015, certain former equity holders of PGS Par exercised options to sell their remaining interests in the Brazil Joint Venture. See Note 3 - Acquisitions for further information.

(2)
In the third quarter of 2015, the Company identified and corrected errors in accounting for the allocation of foreign currency translation adjustments to Redeemable noncontrolling interests and fair value adjustments for Redeemable noncontrolling interests. See Note 2 - Summary of Significant Accounting Policies for further details.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.         Stockholders’ Equity

Secondary Public Offering - In March 2015, Bain Capital Partners, LLC (“Bain Capital”) sold its remaining shares of the Company’s common stock through an underwritten secondary public offering. The selling stockholders received all of the proceeds from the offering. Pursuant to the underwriting agreement for the secondary public offering, the Company repurchased from the underwriters 2,759,164 of the shares sold by Bain Capital at a cost of $70.0 million.

Share Repurchases - In December 2014, the Board approved a share repurchase program (the “2014 Share Repurchase Program”) under which the Company was authorized to repurchase up to $100.0 million of its outstanding common stock. As of December 27, 2015, no shares remained available for purchase under the 2014 Share Repurchase Program.

In August 2015, the Board approved a new share repurchase program (the “2015 Share Repurchase Program”) under which the Company is authorized to repurchase up to $100.0 million of its outstanding common stock.

On February 12, 2016, the Company’s Board of Directors canceled the remaining $30.0 million of authorization under the 2015 Share Repurchase Program and approved a new $250.0 million authorization (the “2016 Share Repurchase Program”). The 2016 Share Repurchase Program will expire on August 12, 2017.

Following is a summary of the shares repurchased under the Company’s share repurchase programs:

	NUMBER OF SHARES (in thousands)	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT (dollars in thousands)
Thirteen weeks ended March 29, 2015 (1)	2,759	$25.37	$70,000
Thirteen weeks ended June 28, 2015	1,370	$21.90	30,000
Thirteen weeks ended September 27, 2015	2,914	$20.59	59,999
Thirteen weeks ended December 27, 2015	602	$16.60	10,000
Total common stock repurchases	7,645	$22.24	$169,999
________________

(1)	Includes the repurchase of $70.0 million of the Company’s common stock in connection with the secondary public offering by Bain Capital in March 2015.

Dividends - The Company declared and paid dividends per share during the periods presented as follows:

	DIVIDENDS PER SHARE	AMOUNT (dollars in thousands)
Thirteen weeks ended March 29, 2015	$0.06	$7,423
Thirteen weeks ended June 28, 2015	0.06	7,391
Thirteen weeks ended September 27, 2015	0.06	7,333
Thirteen weeks ended December 27, 2015	0.06	7,185
Total cash dividends declared and paid	$0.24	$29,332

In February 2016, the Board declared a quarterly cash dividend of $0.07 per share, payable on March 10, 2016 to shareholders of record at the close of business on February 29, 2016.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accumulated Other Comprehensive Loss - Following are the components of Accumulated other comprehensive loss (“AOCL”):

(dollars in thousands)	DECEMBER 27, 2015	DECEMBER 28, 2014
Foreign currency translation adjustment	$(141,176)	$(58,149)
Unrealized losses on derivatives, net of tax	(6,191)	(2,393)
Accumulated other comprehensive loss	$(147,367)	$(60,542)

Following are the components of Other comprehensive (loss) income during the periods presented:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Bloomin’ Brands, Inc.:
Foreign currency translation adjustment	$(92,259)	$(31,731)	$(17,597)
Out-of period adjustment - foreign currency translation (1)	9,232	—	—
Total foreign currency translation adjustment	$(83,027)	$(31,731)	$(17,597)
Unrealized losses on derivatives, net of tax (2)	$(6,033)	$(2,393)	$—
Reclassification of adjustment for loss on derivatives included in net income, net of tax (3)	2,235	—	—
Total unrealized losses on derivatives, net of tax	$(3,798)	$(2,393)	$—
Reclassification of accumulated foreign currency translation adjustment for previously held equity investment	—	—	5,980
Other comprehensive loss attributable to Bloomin’ Brands, Inc.	$(86,825)	$(34,124)	$(11,617)

Non-controlling interests:
Foreign currency translation adjustment	$9	$—	$—
Other comprehensive income attributable to Non-controlling interests	$9	$—	$—

Redeemable non-controlling interests:
Foreign currency translation adjustment	$(3,944)	$—	$—
Out-of period adjustment - foreign currency translation (1)	(9,232)	—	—
Total foreign currency translation adjustment	$(13,176)	$—	$—
Other comprehensive (loss) attributable to Redeemable non-controlling interests	$(13,176)	$—	$—
________________

(1)
In the third quarter of 2015, the Company identified and corrected errors in accounting for the allocation of foreign currency translation adjustments to Redeemable noncontrolling interests. See Note 2 - Summary of Significant Accounting Policies for further details.

(2)	Amounts attributable to Bloomin’ Brands, Inc. are net of tax benefit of $3.9 million and $1.5 million for the fiscal years 2015 and 2014, respectively.

(3)	Amounts attributable to Bloomin’ Brands, Inc. are net of tax benefit of $1.4 million for fiscal year 2015.

Noncontrolling Interests - In 2015, certain former equity holders of PGS Par contributed approximately $3.2 million to the Company for a noncontrolling interest in a new concept in Brazil (Abbraccio).

16.           Derivative Instruments and Hedging Activities

Interest Rate Risk - The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company manages economic risks, including interest rate, primarily by managing the amount, sources and duration of its debt funding and through the use of derivative financial instruments. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Currency Exchange Rate Risk - The Company is exposed to foreign currency exchange rate risk arising from transactions and balances denominated in currencies other than the U.S. dollar. The Company may use foreign currency forward contracts to manage certain foreign currency exposures.
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

The interest rate swaps, which have been designated and qualify as a cash flow hedge, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. Fair value changes in the interest rate swaps are recognized in AOCL for all effective portions. Balances in AOCL are subsequently reclassified to earnings in the same period that the hedged interest payments affect earnings. The Company estimates $5.5 million will be reclassified to interest expense over the next twelve months.

The following table presents the fair value of the Company’s interest rate swaps as well as their classification on the Company’s Consolidated Balance Sheet:

(dollars in thousands)	DECEMBER 27, 2015	DECEMBER 28, 2014	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$5,142	$2,617	Accrued and other current liabilities
Interest rate swaps - liability	5,007	1,307	Other long-term liabilities, net
Total fair value of derivative instruments (1)	$10,149	$3,924

Accrued interest	$556	$—	Accrued and other current liabilities
____________________
(1)    See Note 17 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the interest rate swaps on Net income for the period indicated:

FISCAL YEAR
(dollars in thousands)	2015
Interest rate swap expense recognized in Interest expense, net (1)	$(3,664)
Income tax benefit recognized in Provision (benefit) for income taxes	1,429
Total effects of the interest rate swaps on Net income	$(2,235)
____________________

(1)	During fiscal years 2015 and 2014, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

The Company records its derivatives on the Consolidated Balance Sheets on a gross balance basis. The Company’s interest rate swaps are subject to master netting arrangements. As of December 27, 2015, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 27, 2015 and December 28, 2014, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of December 27, 2015 and December 28, 2014, the fair value of the Company’s interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $10.9 million and $4.0 million, respectively. As of December 27, 2015 and December 28, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 27, 2015 and December 28, 2014, it could have been required to settle its obligations under the agreements at their termination value of $10.9 million and $4.0 million, respectively.

NON-DESIGNATED HEDGES

Non-deliverable Foreign Currency Forward Contracts - During the fourth quarter of 2015, the Company entered into non-deliverable foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. As of December 27, 2015, the Company had $68.5 million of outstanding notional amounts relating to its foreign currency forward contracts. The Company’s foreign currency forward contracts are subject to master netting arrangements.

Interest Rate Cap - Historically, the Company has been required to maintain an interest rate cap to limit the volatility of the floating rate component of the first mortgage loan within the 2012 CMBS loan. In April 2014, the Company’s rate cap expired. In connection with the expiration of the rate cap, the Company entered into a replacement rate cap (the “Replacement Rate Cap”), with a notional amount of $48.7 million. Under the Replacement Rate Cap, if the 30-day LIBOR rate exceeds 7.00% per annum, the counterparty must pay to the Company such excess on the notional amount of the floating rate component. Changes in the fair value of the Replacement Rate Cap were nominal for fiscal years 2015 and 2014.

Commodities - The Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas. The Company utilizes derivative instruments with a notional amount of $1.5 million to mitigate some of its overall exposure to material increases in natural gas.

The following table presents the fair value of the Company’s non-designated derivative instruments as well as their classification on its Consolidated Balance Sheets:

(dollars in thousands)	DECEMBER 27, 2015	DECEMBER 28, 2014	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Derivative assets:
Foreign currency forward contracts	$59	$—	Other current assets, net

Derivative liabilities:
Foreign currency forward contracts	$703	$—	Accrued and other current liabilities
Commodities	583	566	Accrued and other current liabilities
	$1,286	$566

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the effects of non-designated derivative instruments on Net income for the periods indicated:

	CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME CLASSIFICATION	FISCAL YEAR
(in thousands)		2015	2014	2013
Foreign currency forward contracts	General and administrative	$(644)	$—	$—
Commodities	Other restaurant operating expense	(455)	(629)	(59)
Total		$(1,099)	$(629)	$(59)

17.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis - The following table presents the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of December 27, 2015 and December 28, 2014:

	DECEMBER 27, 2015			DECEMBER 28, 2014
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$6,333	$6,333	$—	$4,602	$4,602	$—
Money market funds	7,168	7,168	—	7,842	7,842	—
Restricted cash equivalents:
Fixed income funds	551	551	—	—	—	—
Money market funds	2,681	2,681	—	3,360	3,360	—
Other current assets, net:
Derivative instruments - foreign currency forward contracts	59	—	59	—	—	—
Total asset recurring fair value measurements	$16,792	$16,733	$59	$15,804	$15,804	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$5,142	$—	$5,142	$2,617	$—	$2,617
Derivative instruments - commodities	583	—	583	566	—	566
Derivative instruments - foreign currency forward contracts	703	—	703	—	—	—
Other long-term liabilities:
Derivative instruments - interest rate swaps	5,007	—	5,007	1,307	—	1,307
Total liability recurring fair value measurements	$11,435	$—	$11,435	$4,490	$—	$4,490

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps, interest rate caps, foreign currency forward contracts and commodities. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The foreign currency forwards are valued by comparing the contracted forward exchange rate to the current market exchange rate. Key inputs for the valuation of the foreign currency forwards are spot rates, foreign currency forward rates, and the interest rate curve of the domestic currency. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of December 27, 2015 and December 28, 2014, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the fair value remeasurements for Assets held for sale and Property, fixtures and equipment for fiscal years 2015, 2014 and 2013 aggregated by the level in the fair value hierarchy within which those measurements fall:

	2015		2014		2013
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$4,136	$1,028	$9,613	$23,974	$—	$—
Property, fixtures and equipment (2)	3,634	27,126	2,429	13,097	9,990	19,761
	$7,770	$28,154	$12,042	$37,071	$9,990	$19,761
________________

(1)
Carrying value approximates fair value with all assets measured using Level 2 inputs. Third-party market appraisals (Level 2) and purchase contracts (Level 2) were used to estimate the fair value. Refer to Note 4 - Impairments, Disposals and Exit Costs for discussion of impairments related to corporate airplanes and Roy’s.

(2)
Carrying value approximates fair value. Carrying values for assets measured using Level 2 inputs totaled $2.5 million, $1.8 million and $8.3 million for fiscal years 2015, 2014 and 2013, respectively. Assets measured using Level 3 inputs, had carrying values of $1.1 million, $0.6 million and $1.6 million for fiscal years 2015, 2014 and 2013, respectively. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate the fair value. Refer to Note 4 - Impairments, Disposals and Exit Costs for discussion of impairments related to restaurant closure initiatives and the Bonefish Restructuring.

Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of December 27, 2015 and December 28, 2014 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Company’s Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt as of December 27, 2015 and December 28, 2014 aggregated by the level in the fair value hierarchy in which those measurements fall:

	2015			2014
		FAIR VALUE			FAIR VALUE
(dollars in thousands)	CARRYING VALUE	LEVEL 2	LEVEL 3	CARRYING VALUE	LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$277,500	$276,459	$—	$296,250	$294,769	$—
Term loan A-1	150,000	149,438	—	—	—	—
Term loan B	—	—	—	225,000	222,188	—
Revolving credit facility	432,000	429,300	—	325,000	322,563	—
2012 CMBS loan:
Mortgage loan	289,588	—	293,222	299,765	—	308,563
First mezzanine loan	84,028	—	83,608	85,127	—	85,187
Second mezzanine loan	85,353	—	85,780	86,067	—	86,988
Other notes payable	931	—	918	2,722	—	2,625

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
2012 CMBS loan	Assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.
Other notes payable	Discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18.           Income Taxes

The following table presents the domestic and foreign components of Income before provision for income taxes:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Domestic	$146,331	$124,157	$112,674
Foreign	24,523	(4,187)	59,686
	$170,854	$119,970	$172,360

Provision (benefit) for income taxes consisted of the following:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Current provision:
Federal	$17,952	$13,364	$21,518
State	5,962	7,687	10,196
Foreign	11,384	16,616	9,681
	35,298	37,667	41,395
Deferred provision (benefit):
Federal	2,514	(8,842)	(83,437)
State	626	688	(347)
Foreign	856	(5,469)	181
	3,996	(13,623)	(83,603)
Provision (benefit) for income taxes	$39,294	$24,044	$(42,208)

Effective Income Tax Rate - The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows:

	FISCAL YEAR
	2015	2014	2013
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.3	3.2	3.6
Valuation allowance on deferred income tax assets	1.7	1.5	(30.6)
Employment-related credits, net	(15.8)	(24.2)	(22.3)
Net life insurance expense	(0.3)	(0.8)	(1.6)
Noncontrolling interests	(0.8)	(1.2)	(2.8)
Tax settlements and related adjustments	(0.1)	1.7	0.7
Gain on remeasurement of equity method investment	—	—	(6.8)
Foreign rate differential	0.6	2.7	(1.4)
Other, net	0.4	2.1	1.7
Total	23.0%	20.0%	(24.5)%

The net increase in the effective income tax rate in fiscal year 2015 as compared to fiscal year 2014 was primarily due to a change in the amount and mix of income and losses across the Company’s domestic and international subsidiaries and the payroll tax audit settlements.

The net increase in the effective income tax rate in fiscal year 2014 as compared to fiscal year 2013 was primarily due to the release of the domestic valuation allowance in 2013, the exclusion of gain on remeasurement of equity method investment in 2013 and a change in the blend of income across the Company’s domestic and international subsidiaries.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Tax Assets and Liabilities - The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

(dollars in thousands)	DECEMBER 27, 2015	DECEMBER 28, 2014
Deferred income tax assets:
Deferred rent	$53,426	$46,226
Insurance reserves	22,716	22,082
Unearned revenue	18,029	16,248
Deferred compensation	65,100	70,849
Net operating loss carryforwards	8,176	9,193
Federal tax credit carryforwards	148,447	160,266
Partner deposits and accrued partner obligations	13,248	18,026
Other, net	12,658	11,585
Gross deferred income tax assets	341,800	354,475
Less: valuation allowance	(4,088)	(5,658)
Net deferred income tax assets	337,712	348,817
Deferred income tax liabilities:
Less: property, fixtures and equipment basis differences	(198,449)	(198,532)
Less: intangible asset basis differences	(150,997)	(155,741)
Less: deferred gain on extinguishment of debt	(34,181)	(45,782)
Net deferred income tax liabilities	$(45,915)	$(51,238)

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

Undistributed Earnings - A provision for income taxes has not been recorded for United States or additional foreign taxes on undistributed earnings related to the Company’s foreign affiliates as these earnings were and are expected to continue to be permanently reinvested. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is $151.3 million as of December 27, 2015. If the Company identifies an exception to its reinvestment policy of undistributed earnings, additional tax liabilities will be recorded. It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings.

Tax Carryforwards - The amount and expiration dates of tax loss carryforwards and credit carryforwards as of December 27, 2015 are as follows:

(dollars in thousands)	EXPIRATION DATE			AMOUNT
United States state loss carryforwards	2019	-	2034	$10,605
United States federal tax credit carryforwards	2032	-	2035	$156,708
Foreign loss carryforwards	2017	-	Indefinite	$34,035

Unrecognized Tax Benefits - As of December 27, 2015 and December 28, 2014, the liability for unrecognized tax benefits was $19.4 million and $17.6 million, respectively. Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $19.3 million and $18.3 million, respectively, if recognized, would impact the Company’s effective tax rate.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Balance as of beginning of year	$17,563	$17,068	$13,591
Additions for tax positions taken during a prior period	3,022	2,177	73
Reductions for tax positions taken during a prior period	(848)	(422)	(26)
Additions for tax positions taken during the current period	2,305	2,649	1,960
Additions for tax positions on acquisition	—	—	2,799
Settlements with taxing authorities	(1,078)	(3,935)	(488)
Lapses in the applicable statutes of limitations	(540)	(120)	(841)
Translation adjustments	(994)	146	—
Balance as of end of year	$19,430	$17,563	$17,068

The Company recognizes interest and penalties related to uncertain tax positions in Provision (benefit) for income taxes. The Company recognized a benefit related to interest and penalties of $0.6 million, an expense of $1.5 million and a benefit of $0.2 million for fiscal years 2015, 2014 and 2013, respectively. The Company had approximately $1.6 million and $2.2 million accrued for the payment of interest and penalties at December 27, 2015 and December 28, 2014 respectively.

In many cases, the Company’s uncertain tax positions are related to tax years that remain the subject to examination by relevant taxable authorities. Based on the outcome of these examinations, or a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will change by approximately $2.0 million to $3.0 million within the next twelve months.

Open Tax Years - Following is a summary of the open audit years by jurisdiction:

	OPEN AUDIT YEARS
United States federal	2007	-	2014
United States states	2001	-	2014
Foreign	2008	-	2014

The Company was previously under examination by tax authorities in South Korea for the 2008 to 2012 tax years. In connection with the examination, the Company was assessed an additional $6.7 million of tax obligations. The Company appealed the assessment (“South Korea appeal”). During fiscal 2013, the Company was required to deposit the amount of the assessment with the South Korea tax authorities.

During 2015, the Company lost the South Korea appeal. The Company is currently seeking relief from double taxation through competent authority. Accordingly, the Company has not recorded any additional tax expense related to the assessment in South Korea.

19.           Commitments and Contingencies

Operating Leases - The Company leases restaurant and office facilities and certain equipment under operating leases mainly having initial terms expiring between 2016 and 2032. The restaurant facility leases have renewal clauses primarily from five to 30 years, exercisable at the option of the Company. Certain of these leases require the payment of contingent rentals leased on a percentage of gross revenues, as defined by the terms of the applicable lease agreement.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Total rent expense is as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Rent expense (1)	$164,754	$169,701	$156,720
____________________

(1)	Includes contingent rent expense of $7.4 million, $8.0 million and $6.5 million for fiscal years 2015, 2014 and 2013, respectively.

As of December 27, 2015, future minimum rental payments under non-cancelable operating leases are as follows:

(dollars in thousands)
2016	$143,866
2017	129,584
2018	114,010
2019	96,872
2020	81,966
Thereafter	393,864
Total minimum lease payments (1)	$960,162
____________________

(1)	Total minimum lease payments have not been reduced by minimum sublease rentals of $1.8 million due in future periods under non-cancelable subleases.

Purchase Obligations - Purchase obligations were $509.7 million and $563.2 million at December 27, 2015 and December 28, 2014, respectively. These purchase obligations are primarily due within five years, however, commitments with various vendors extend through April 2022. Outstanding commitments consist primarily of beverage products, pork, seafood, beef and other food products related to normal business operations and contracts for restaurant level service contracts, advertising, insurance and technology. In 2015, the Company purchased more than 90% of its beef raw materials from four beef suppliers that represent approximately 85% of the total beef marketplace in the U.S.

Litigation and Other Matters - In relation to the various legal matters discussed below, the Company had $4.5 million and $1.0 million of liability recorded as of December 27, 2015 and December 28, 2014, respectively. During fiscal years 2015, 2014 and 2013, the Company recognized $4.6 million, $1.2 million and $0.4 million, respectively, in Other restaurant operating in its Consolidated Statements of Operations and Comprehensive Income for legal settlements.

On October 4, 2013, two then-current employees (the “Nevada Plaintiffs”) filed a purported collective action lawsuit against the Company, OSI Restaurant Partners, LLC, and two of its subsidiaries in the U.S. District Court for the District of Nevada (Cardoza, et al. v. Bloomin’ Brands, Inc., et al., Case No.: 2:13-cv-01820-JAD-NJK). The complaint alleges violations of the Fair Labor Standards Act by requiring employees to work off the clock, complete on-line training without pay, and attend meetings in the restaurant without pay. The nationwide collective action permitted all hourly employees in all Outback Steakhouse restaurants to join. The suit seeks an unspecified amount in back pay for the employees that joined the lawsuit, an equal amount in liquidated damages, costs, expenses, and attorney’s fees. The Nevada Plaintiffs also filed a companion lawsuit in Nevada state court alleging that the Company violated the state break time rules. In November 2015, the Company reached a tentative settlement agreement resolving all claims and the cost of class administration for $3.2 million. The Company is in process of finalizing the settlement agreement, which will then be submitted to the court for approval. Court approval is required before any settlement agreement between the parties becomes final.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Insurance - As of December 27, 2015, the future payments the Company expects for workers’ compensation, general liability and health insurance claims are:

(dollars in thousands)
2016	$20,909
2017	12,182
2018	8,481
2019	5,196
2020	2,861
Thereafter	14,162
$63,791

Discount rates of 1.08% and 0.83% were used for December 27, 2015 and December 28, 2014, respectively. A reconciliation of the expected aggregate undiscounted reserves to the discounted reserves for workers’ compensation, general liability and health insurance claims recognized in the Company’s Consolidated Balance Sheets is as follows:

(dollars in thousands)	DECEMBER 27, 2015	DECEMBER 28, 2014
Undiscounted reserves	$63,791	$64,157
Discount	(2,318)	(1,780)
Discounted reserves	$61,473	$62,377

Discounted reserves recognized in the Company’s Consolidated Balance Sheets:
Accrued and other current liabilities	$20,824	$19,455
Other long-term liabilities, net	40,649	42,922
	$61,473	$62,377

20.    Segment Reporting

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

The Company’s reporting segments are organized based on restaurant concept and geographic location. Resources are allocated and performance is assessed by the Company’s Chief Executive Officer, whom the Company has determined to be its Chief Operating Decision Maker. Following is a summary of reporting segments as of December 27, 2015:

SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America, including Puerto Rico
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse (1)	Brazil, South Korea, Hong Kong, China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
________________

(1)	Includes international franchise locations in 18 countries and Guam.

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies. Revenues for all segments include only transactions with customers and include no intersegment revenues. Excluded

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

from net income from operations for U.S. and International are certain legal and corporate costs not directly related to the performance of the segments, interest and other expenses related to the Company’s credit agreements and derivative instruments, certain stock-based compensation expenses, certain bonus expense and certain insurance expenses managed centrally.

The following table is a summary of Total revenue by segment:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Total revenues
U.S.	$3,879,743	$3,854,279	$3,769,353
International	497,933	588,432	359,877
Total revenues	$4,377,676	$4,442,711	$4,129,230

The following table is a reconciliation of Segment income from operations to Income before provision (benefit) for income taxes:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Segment income from operations
U.S.	$342,224	$320,561	$314,525
International	34,597	25,020	57,409
Total segment income from operations	376,821	345,581	371,934
Unallocated corporate operating expense	(145,896)	(153,617)	(146,577)
Total income from operations	230,925	191,964	225,357
Loss on extinguishment and modification of debt	(2,956)	(11,092)	(14,586)
Gain on remeasurement of equity method investment	—	—	36,608
Other expense, net	(939)	(1,244)	(246)
Interest expense, net	(56,176)	(59,658)	(74,773)
Income before provision (benefit) for income taxes	$170,854	$119,970	$172,360

The following table is a summary of Depreciation and amortization expense by segment:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Depreciation and amortization
U.S.	$151,868	$147,686	$139,657
International	26,736	29,705	12,496
Corporate	11,795	13,520	11,941
Total depreciation and amortization	$190,399	$190,911	$164,094

The following table is a summary of capital expenditures by segment:

	FISCAL YEAR
(dollars in thousands)	2015	2014	2013
Capital expenditures
U.S.	$153,445	$174,952	$186,575
International	46,803	55,594	24,116
Corporate	10,015	7,322	26,523
Total capital expenditures	$210,263	$237,868	$237,214

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth Total assets by segment:

(dollars in thousands)	DECEMBER 27, 2015	DECEMBER 28, 2014
Assets
U.S.	$2,405,196	$2,376,331
International	472,518	622,866
Corporate	154,855	339,043
Total assets	$3,032,569	$3,338,240

International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding goodwill, intangible assets and deferred tax assets, by major geographic area:

(dollars in thousands)	DECEMBER 27, 2015	DECEMBER 28, 2014
U.S.	$1,601,691	$1,619,931
International	156,905	186,574
	$1,758,596	$1,806,505

21.    Selected Quarterly Financial Data (Unaudited)

2015 FISCAL QUARTERS (dollars in thousands, except per share data)	FIRST (1)	SECOND (1)	THIRD (1)	FOURTH (1)
Total revenues	$1,202,059	$1,099,597	$1,026,721	$1,049,299
Income from operations	97,701	62,585	38,724	31,915
Net income	62,082	33,056	17,405	19,017
Net income attributable to Bloomin’ Brands	60,588	32,226	16,811	17,702
Earnings per share:
Basic	$0.48	$0.26	$0.14	$0.15
Diluted	$0.47	$0.26	$0.13	$0.14

2014 FISCAL QUARTERS (dollars in thousands, except per share data)	FIRST (2)	SECOND (2)	THIRD (2)	FOURTH (2)
Total revenues	$1,157,859	$1,110,912	$1,065,454	$1,108,486
Income (loss) from operations	90,026	62,391	(1,121)	40,668
Net income (loss)	55,100	27,722	(10,830)	23,934
Net income (loss) attributable to Bloomin’ Brands	53,733	26,391	(11,443)	22,409
Earnings (loss) per share:
Basic	$0.43	$0.21	$(0.09)	$0.18
Diluted	$0.42	$0.21	$(0.09)	$0.17
____________________

(1)
Total revenues in the first quarter of 2015 include $24.3 million higher restaurant sales due to a change in the Company’s fiscal year end. Income from operations in the first quarter of 2015 includes $7.7 million of pre-tax impairments and restaurant closing costs incurred in connection with the Domestic and International Restaurant Closure Initiatives. Income from operations in the fourth quarter of 2015 includes $24.2 million of pre-tax asset impairments incurred in connection with the Bonefish Restructuring. Net income for the second quarter of 2015 includes $2.6 million of loss in connection with a refinancing of the Company’s Senior Secured Credit Facility. Net income in the first quarter of 2015 includes $4.9 million of less net income due to a change in the Company’s fiscal year end.

(2)
Total revenues in the first, third and fourth quarters of 2014 include $7.5 million, $6.9 million and $31.6 million, respectively, of lower restaurant sales due to a change in the Company’s fiscal year end. Income (loss) from operations in the first quarter of 2014 includes $4.9 million of pre-tax restaurant closing charges incurred in connection with the Domestic Restaurant Closure Initiative. Income (loss) from operations in the third and fourth quarters of 2014 includes asset impairment charges of $16.6 million and $7.4 million, respectively, associated with the Company’s decision to sell its Roy’s concept and corporate aircraft. Income (loss) from operations in the third and fourth quarters of 2014 includes $11.6 million and $10.3 million, respectively, of pre-tax impairments and restaurant closing costs incurred in connection with the International Restaurant Closure Initiative and $5.4 million and $3.6 million, respectively, of severance

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

expense incurred as a result of the Company’s organizational realignment. Net income (loss) in the first, third and fourth quarters of 2014 includes $1.5 million, $1.4 million and $6.3 million, respectively, of less net income due to a change in the Company’s fiscal year end. Net income (loss) for the second quarter of 2014 includes an $11.1 million loss in connection with a refinancing of the Company’s Senior Secured Credit Facility.

22.    Subsequent Events

On February 11, 2016, PRP, as borrower, and Wells Fargo Bank, National Association, as lender (the “Lender”), entered into a loan agreement (the “PRP Mortgage Loan”), pursuant to which PRP borrowed $300.0 million. The PRP Mortgage Loan has an initial maturity date of February 11, 2018 (the “Initial Maturity”) with an option to extend the Initial Maturity for one twelve month extension period (the “Extension”) provided that certain conditions are satisfied. The PRP Mortgage Loan is collateralized by 148 properties owned by PRP (“Collateral Properties”). PRP has made negative pledges with respect to an additional 98 properties (“Unencumbered Properties”).
The proceeds of the PRP Mortgage Loan were used, together with borrowings under the Company’s revolving credit facility, to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan. In connection with the extinguishment, the Company anticipates recognizing a loss of $26.0 million to $29.0 million during the first quarter of 2016. Following the extinguishment of the 2012 CMBS loan, the Company expects the release of $19.3 million of restricted cash.
The PRP Mortgage Loan bears interest, payable monthly, at a variable rate equal to 250 basis points above the seven-day LIBOR, subject to adjustment in certain circumstances.
The PRP Mortgage Loan permits the Company to refinance or sell the Collateral Properties and the Unencumbered Properties, subject to certain terms and conditions, including that specified release proceeds are applied against the outstanding loan balance. If the PRP Mortgage Loan balance exceeds $210.0 million on March 1, 2017 or $160.0 million on September 1, 2017, PRP’s rental income will be applied against the outstanding loan balance.
The PRP Mortgage Loan repayment schedule, including the Extension, is as follows (dollars in thousands):

PAYMENT DATE	INITIAL MATURITY	EXTENSION
February 28, 2017	$90,000	$90,000
August 31, 2017	50,000	50,000
February 11, 2018 (1)	160,000	50,000
August 31, 2018	—	50,000
February 11, 2019	—	60,000
	$300,000	$300,000
____________________

(1)	If the Extension is exercised, the payment date is February 28, 2018.
The Company intends to fund payment of the PRP Mortgage Loan with proceeds from sale-leaseback transactions of our real estate portfolio.

BLOOMIN’ BRANDS, INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of December 27, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting and the attestation report of PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, on our internal control over financial reporting are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

BLOOMIN’ BRANDS, INC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees will be included under the captions “Proposal No. 1: Election of Directors—Nominees for Election at this Annual Meeting” and “—Directors Continuing in Office” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference.

The information required by this item regarding our Audit Committee will be included under the caption “Proposal No. 1: Election of Directors—Board Committees and Meetings” in our Definitive Proxy Statement and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 will be included under the caption “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement and is incorporated herein by reference.

We have adopted a Business Conduct and Code of Ethics that applies to all employees. A copy of our Business Conduct and Code of Ethics is available on our website, free of charge. The Internet address for our website is www.bloominbrands.com, and the Business Conduct and Code of Ethics may be found on our main webpage by clicking first on “Investors” and then on “Corporate Governance” and next on “Code of Business Conduct and Ethics.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the caption “Ownership of Securities” in our Definitive Proxy Statement and is incorporated herein by reference.

The information relating to securities authorized for issuance under equity compensation plans is included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this Report on Form 10-K.

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

BLOOMIN’ BRANDS, INC.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

•	Consolidated Balance Sheets - December 27, 2015 and December 28, 2014

•	Consolidated Statements of Operations and Comprehensive Income – Fiscal years 2015, 2014, and 2013

•	Consolidated Statements of Changes in Stockholders’ Equity – Fiscal years 2015, 2014, and 2013

•	Consolidated Statements of Cash Flows – Fiscal years 2015, 2014, and 2013

•	Notes to Consolidated Financial Statements

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

10.6
Fifth Amendment to Credit Agreement and Incremental Amendment dated as of December 11, 2015, among OSI Restaurant Partners, LLC, OSI Holdco, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent
Filed herewith

10.7
Loan and Security Agreement, dated March 27, 2012, between New Private Restaurant Properties, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively as lender[1]
Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.10

10.8
First Amendment to Loan and Security Agreement, dated effective January 1, 2014, by and among New Private Restaurant Properties, LLC, as borrower, OSI HoldCo I, Inc., as guarantor and Wells Fargo Bank, N.A., as trustee for the registered holders of BAMLL-DB 2012-OSI Trust, Commercial Mortgage Pass-Through Certificates, Series 2012-OSI, as lender
December 31, 2013 Form 10-K, Exhibit 10.5

10.9
Mezzanine Loan and Security Agreement (First Mezzanine), dated March 27, 2012, between New PRP Mezz 1, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively as lender
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.11

10.10
First Amendment to Mezzanine Loan and Security Agreement (First Mezzanine), dated as of January 3, 2014, between New PRP Mezz 1, LLC, as borrower, OSI HoldCo I, Inc., as guarantor, and Athene Annuity & Life Assurance Company, Thornburg Strategic Income Fund, Thornburg Investment Income Builder Fund and Newcastle CDO IX, 1 Limited, collectively as lender
December 31, 2013 Form 10-K, Exhibit 10.7

10.11
Mezzanine Loan and Security Agreement (Second Mezzanine), dated March 27, 2012, between New PRP Mezz 2, LLC, as borrower, and German American Capital Corporation and Bank of America, N.A., collectively, as lender
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.12

10.12
First Amendment to Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of January 3, 2014, between New PRP Mezz 2, LLC, as borrower, OSI HoldCo I, Inc., as guarantor, and Annaly CRE Holdings LLC, as lender
December 31, 2013 Form 10-K, Exhibit 10.9

10.13	Environmental Indemnity, dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.13

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE
10.14
Environmental Indemnity, dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.14

10.15	Environmental Indemnity, dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.15

10.16	Environmental Indemnity (First Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.16

10.17
Environmental Indemnity (First Mezzanine), dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.17

10.18	Environmental Indemnity (First Mezzanine), dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.18

10.19	Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.19

10.20
Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.20

10.21	Environmental Indemnity (Second Mezzanine), dated March 27, 2012, by PRP Holdings, LLC for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.21

10.22	Guaranty of Recourse Obligations, dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.22

10.23	Guaranty of Recourse Obligations (First Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.23

10.24	Guaranty of Recourse Obligations (Second Mezzanine), dated March 27, 2012, by OSI HoldCo I, Inc. to and for the benefit of German American Capital Corporation and Bank of America, N.A.	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.24

10.25	Amended and Restated Guaranty, dated March 27, 2012, by OSI Restaurant Partners, LLC to and for the benefit of New Private Restaurant Properties, LLC	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.27

10.26
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
10.27
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

10.28
Third Amendment to Royalty Agreement made and entered into effective June 1, 2014, by and among Carrabba’s Italian Grill, LLC, OSI Restaurant Partners, LLC, Mangia Beve, Inc., Mangia Beve II, Inc., Original, Inc., Voss, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr.
June 29, 2014 Form 10-Q, Exhibit 10.6

10.29
Amended and Restated Operating Agreement for OSI/Fleming’s, LLC made as of June 4, 2010 by and among OS Prime, LLC, a wholly-owned subsidiary of OSI Restaurant Partners, LLC, FPSH Limited Partnership and AWA III Steakhouses, Inc.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.8

10.30	Amended and Restated Master Lease Agreement, dated March 27, 2012, between New Private Restaurant Properties, LLC, as landlord, and Private Restaurant Master Lessee, LLC, as tenant[1]	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.26

10.31	Lease, dated June 14, 2007, between OS Southern, LLC and Selmon’s/Florida-I, Limited Partnership (predecessor to MVP LRS, LLC), as amended May 27, 2010	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.52

10.32	Lease, dated January 21, 2014, between OS Southern, LLC and MVP LRS, LLC	December 31, 2013 Form 10-K, Exhibit 10.28

10.33*	Employee Rollover Agreement for conversion of OSI Restaurant Partners, Inc. restricted stock to Kangaroo Holdings, Inc. restricted stock entered into by the individuals listed on Schedule 1 thereto	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.4

10.34*	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.46

10.35*	Kangaroo Holdings, Inc. 2007 Equity Incentive Plan, as amended	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.1

10.36*	Form of Option Agreement for Options under the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.42

10.37*	Bloomin’ Brands, Inc. 2012 Incentive Award Plan	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.2

10.38*	Form of Nonqualified Stock Option Award Agreement for options granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.2

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE
10.39*	Form of Restricted Stock Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.3

10.40*	Form of Restricted Stock Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.4

10.41*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.1

10.42*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.2

10.43*	Form of Performance Unit Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.5

10.44*	Form of Bloomin’ Brands, Inc. Indemnification Agreement by and between Bloomin’ Brands, Inc. and each member of its Board of Directors and each of its executive officers	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.39

10.45*	Bloomin’ Brands, Inc. Executive Change in Control Plan, effective December 6, 2012	December 7, 2012 Form 8-K, Exhibit 10.1

10.46*	Amended and Restated Employment Agreement made and entered into September 4, 2012 by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	June 30, 2012 Form 10-Q, Exhibit 10.1

10.47*	Option Agreement, dated November 16, 2009, by and between Kangaroo Holdings, Inc. and Elizabeth A. Smith, as amended December 31, 2009	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.40

10.48*	Option Agreement, dated July 1, 2011, by and between Kangaroo Holdings, Inc. and Elizabeth A. Smith	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.41

10.49*	Officer Employment Agreement, made and entered into effective May 7, 2012, by and among David Deno and OSI Restaurant Partners, LLC	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.53

10.50*	Amendment, dated July 16, 2014, to the Officer Employment Agreement, made and entered into effective May 7, 2012, by and among David Deno and OSI Restaurant Partners, LLC	June 29, 2014 Form 10-Q, Exhibit 10.7

10.51*	Officer Employment Agreement dated January 23, 2008 and effective April 12, 2007 by and among Jeffrey S. Smith and Outback Steakhouse of Florida, LLC, as amended on January 1, 2009 and January 1, 2012	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.32

10.52*
Amended and Restated Employment Agreement dated June 14, 2007, between Joseph J. Kadow and OSI Restaurant Partners, LLC, as amended on January 1, 2009, June 12, 2009, December 30, 2010 and December 16, 2011
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.29

10.53*	Split-Dollar Agreement dated August 12, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Joseph J. Kadow	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.48

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.54*	Employment Offer Letter Agreement, dated as of November 1, 2013, between Bloomin’ Brands, Inc. and Patrick Murtha	December 31, 2013 Form 10-K, Exhibit 10.55

10.55*	Employment Offer Letter Agreement, dated as of July 30, 2014, between Bloomin’ Brands, Inc. and Donagh Herlihy	December 28, 2014 Form 10-K, Exhibit 10.58

10.56*	Employment Offer Letter Agreement, dated as of March 12, 2015, between Bloomin’ Brands, Inc. and Gregg Scarlett	Filed herewith

10.57*	Employment Offer Letter Agreement, dated as of May 4, 2015, between Bloomin’ Brands, Inc. and Sukhdev Singh	Filed herewith

10.58	Registration Rights Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.3

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]	Filed herewith

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

1Confidential treatment has been granted with respect to portions of Exhibits 2.1, 10.1, 10.7 and 10.30 and such portions have been filed separately with the Securities and Exchange Commission.

2These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

BLOOMIN’ BRANDS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 24, 2016	Bloomin’ Brands, Inc.

By: /s/ Elizabeth A. Smith
Elizabeth A. Smith Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth A. Smith	Chief Executive Officer and Director (Principal Executive Officer)
Elizabeth A. Smith		February 24, 2016

/s/ David J. Deno	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)
David J. Deno		February 24, 2016

/s/ Andrew B. Balson
Andrew B. Balson	Director	February 24, 2016

/s/ James R. Craigie
James R. Craigie	Director	February 24, 2016

/s/ David R. Fitzjohn
David R. Fitzjohn	Director	February 24, 2016

/s/ Mindy Grossman
Mindy Grossman	Director	February 24, 2016

/s/ Tara Walpert Levy
Tara Walpert Levy	Director	February 24, 2016

/s/ John J. Mahoney
John J. Mahoney	Director	February 24, 2016

/s/ Chris T. Sullivan
Chris T. Sullivan	Director	February 24, 2016