Form 10-Q
period 2016-03-27
Bloomin' Brands, Inc.
filed 2016-05-03
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
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

As of April 28, 2016, 115,153,097 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 27, 2016
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	MARCH 27, 2016	DECEMBER 27, 2015
ASSETS
Current Assets
Cash and cash equivalents	$128,834	$132,337
Current portion of restricted cash and cash equivalents	3,300	6,772
Inventories	74,355	80,704
Other current assets, net	94,187	198,831
Total current assets	300,676	418,644
Restricted cash	410	16,265
Property, fixtures and equipment, net	1,591,337	1,594,460
Goodwill	297,884	300,861
Intangible assets, net	541,444	546,837
Deferred income tax assets	7,656	7,631
Other assets, net	146,047	147,871
Total assets	$2,885,454	$3,032,569
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$217,044	$193,116
Accrued and other current liabilities	193,083	206,611
Unearned revenue	279,596	382,586
Current portion of long-term debt, net	113,381	31,853
Total current liabilities	803,104	814,166
Deferred rent	145,712	139,758
Deferred income tax liabilities	51,910	53,546
Long-term debt, net	1,212,381	1,285,011
Other long-term liabilities, net	284,138	294,662
Total liabilities	2,497,245	2,587,143
Commitments and contingencies (Note 12)
Mezzanine Equity
Redeemable noncontrolling interests	21,007	23,526
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of March 27, 2016 and December 27, 2015	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 115,024,911 and 119,214,522 shares issued and outstanding as of March 27, 2016 and December 27, 2015, respectively	1,150	1,192
Additional paid-in capital	1,069,110	1,072,861
Accumulated deficit	(559,017)	(518,360)
Accumulated other comprehensive loss	(157,097)	(147,367)
Total Bloomin’ Brands stockholders’ equity	354,146	408,326
Noncontrolling interests	13,056	13,574
Total stockholders’ equity	367,202	421,900
Total liabilities, mezzanine equity and stockholders’ equity	$2,885,454	$3,032,569

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 27, 2016	MARCH 29, 2015
Revenues
Restaurant sales	$1,158,052	$1,194,810
Other revenues	6,136	7,249
Total revenues	1,164,188	1,202,059
Costs and expenses
Cost of sales	375,288	387,468
Labor and other related	322,805	323,986
Other restaurant operating	253,571	264,038
Depreciation and amortization	47,651	46,486
General and administrative	75,025	73,247
Provision for impaired assets and restaurant closings	3,164	9,133
Total costs and expenses	1,077,504	1,104,358
Income from operations	86,684	97,701
Loss on defeasance, extinguishment and modification of debt	(26,580)	—
Other expense, net	(19)	(1,147)
Interest expense, net	(12,875)	(13,198)
Income before provision for income taxes	47,210	83,356
Provision for income taxes	11,327	21,274
Net income	35,883	62,082
Less: net income attributable to noncontrolling interests	1,408	1,494
Net income attributable to Bloomin’ Brands	$34,475	$60,588

Net income	$35,883	$62,082
Other comprehensive income:
Foreign currency translation adjustment	(7,285)	(25,462)
Unrealized losses on derivatives, net of tax	(2,735)	(4,012)
Reclassification of adjustment for loss on derivatives included in net income, net of tax	988	—
Comprehensive income	26,851	32,608
Less: comprehensive income attributable to noncontrolling interests	2,106	1,494
Comprehensive income attributable to Bloomin’ Brands	$24,745	$31,114

Earnings per share:
Basic	$0.29	$0.48
Diluted	$0.29	$0.47
Weighted average common shares outstanding:
Basic	117,930	125,302
Diluted	120,776	128,759

Cash dividends declared per common share	$0.07	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 27, 2015	119,215	$1,192	$1,072,861	$(518,360)	$(147,367)	$13,574	$421,900
Net income	—	—	—	34,475	—	1,097	35,572
Other comprehensive (loss) income, net of tax	—	—	—	—	(8,386)	6	(8,380)
Cash dividends declared, $0.07 per common share	—	—	(8,238)	—	—	—	(8,238)
Repurchase and retirement of common stock	(4,399)	(44)	—	(74,956)	—	—	(75,000)
Stock-based compensation	—	—	5,890	—	—	—	5,890
Tax shortfall from stock-based compensation	—	—	(838)	—	—	—	(838)
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	209	2	(1,103)	(176)	—	—	(1,277)
Purchase of noncontrolling interests, net of tax of $522	—	—	538	—	—	164	702
Distributions to noncontrolling interests	—	—	—	—	—	(2,025)	(2,025)
Contributions from noncontrolling interests	—	—	—	—	—	240	240
Reallocation of foreign currency translation adjustment from Redeemable noncontrolling interests	—	—	—	—	(1,344)	—	(1,344)
Balance, March 27, 2016	115,025	$1,150	$1,069,110	$(559,017)	$(157,097)	$13,056	$367,202

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 28, 2014	125,950	$1,259	$1,085,627	$(474,994)	$(60,542)	$5,099	$556,449
Net income	—	—	—	60,588	—	1,159	61,747
Other comprehensive loss, net of tax	—	—	—	—	(29,474)	—	(29,474)
Cash dividends declared, $0.06 per common share	—	—	(7,423)	—	—	—	(7,423)
Repurchase and retirement of common stock	(2,759)	(28)	—	(69,972)	—	—	(70,000)
Stock-based compensation	—		4,785	—	—	—	4,785
Excess tax benefit from stock-based compensation	—	—	1,127	—	—	—	1,127
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	581	7	3,199	(234)	—	—	2,972
Distributions to noncontrolling interests	—	—	—	—	—	(1,448)	(1,448)
Contributions from noncontrolling interests	—	—	—	—	—	112	112
Balance, March 29, 2015	123,772	$1,238	$1,087,315	$(484,612)	$(90,016)	$4,922	$518,847

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 27, 2016	MARCH 29, 2015
Cash flows provided by operating activities:
Net income	$35,883	$62,082
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	47,651	46,486
Amortization of deferred discounts and issuance costs	1,315	1,308
Amortization of capitalized gift card sales commissions	9,633	9,356
Provision for impaired assets and restaurant closings	3,164	9,133
Stock-based and other non-cash compensation expense	4,561	4,617
Deferred income tax expense	234	210
Loss on defeasance, extinguishment and modification of debt	26,580	—
Excess tax benefit from stock-based compensation	(81)	(1,127)
Other non-cash items, net	(2,210)	(1,253)
Change in assets and liabilities:
Decrease in inventories	5,806	6,235
Decrease in other current assets	95,746	54,387
Decrease in other assets	2,424	3,562
Increase in accounts payable and accrued and other current liabilities	1,818	1,829
Increase in deferred rent	6,452	7,999
Decrease in unearned revenue	(102,963)	(104,680)
Decrease in other long-term liabilities	(5,288)	(4,182)
Net cash provided by operating activities	130,725	95,962
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	2	647
Proceeds from sale-leaseback transactions	8,459	—
Proceeds from sale of a business	—	7,798
Capital expenditures	(43,566)	(47,672)
Decrease in restricted cash	29,457	8,528
Increase in restricted cash	(10,128)	(8,268)
Other investments, net	(2,777)	(511)
Net cash used in investing activities	$(18,553)	$(39,478)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 27, 2016	MARCH 29, 2015
Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net	$294,699	$—
Defeasance, extinguishment and modification of debt	(478,906)	—
Repayments of long-term debt	(9,991)	(21,104)
Proceeds from borrowings on revolving credit facilities	308,500	131,000
Repayments of borrowings on revolving credit facilities	(133,000)	(115,000)
(Payment of taxes) proceeds from the exercise of share-based compensation	(1,101)	3,206
Distributions to noncontrolling interests	(2,025)	(1,448)
Contributions from noncontrolling interests	326	112
Purchase of limited partnership and noncontrolling interests	(4,828)	—
Repayments of partner deposits and accrued partner obligations	(4,975)	(6,000)
Repurchase of common stock	(75,176)	(70,234)
Excess tax benefit from stock-based compensation	81	1,127
Cash dividends paid on common stock	(8,238)	(7,423)
Net cash used in financing activities	(114,634)	(85,764)
Effect of exchange rate changes on cash and cash equivalents	(1,041)	(816)
Net decrease in cash and cash equivalents	(3,503)	(30,096)
Cash and cash equivalents as of the beginning of the period	132,337	165,744
Cash and cash equivalents as of the end of the period	$128,834	$135,648
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,050	$13,352
Cash paid for income taxes, net of refunds	3,551	5,597
Supplemental disclosures of non-cash investing and financing activities:
Change in acquisition of property, fixtures and equipment included in accounts payable or capital lease liabilities	7,669	(469)
Purchase of noncontrolling interest included in accrued and other current liabilities	(2,249)	—

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Description of the Business and Basis of Presentation

Description of the Business - Bloomin’ Brands, Inc., through its subsidiaries (“Bloomin’ Brands” or the “Company”), owns and operates casual, upscale casual and fine dining restaurants. The Company’s restaurant portfolio has four concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

Basis of Presentation - The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2015.

Recently Issued Financial Accounting Standards Not Yet Adopted - In March 2016, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). ASU No. 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU No. 2016-09 will be effective for the Company in fiscal year 2017. The Company is currently evaluating the impact that the adoption of ASU No. 2016-09 will have on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” (“ASU No. 2016-02”). ASU No. 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU No. 2016-02 is effective for the Company in fiscal year 2019 and must be adopted using a modified retrospective approach. The Company is currently evaluating the impact of ASU No. 2016-02 on its financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15: “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”). ASU No. 2014-15 will explicitly require management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard is applicable for all entities and will be effective for the Company’s fiscal year 2016 annual reporting period. The Company does not expect ASU No. 2014-15 to have a material impact on its financial position, results of operations and cash flows.

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

2.    Impairments, Disposals and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016	MARCH 29, 2015
Impairment losses
U.S.	$—	$1,295
Total impairment losses	$—	$1,295
Restaurant closure expenses
U.S.	$3,628	$1,434
International	(464)	6,404
Total restaurant closure expenses	$3,164	$7,838
Provision for impaired assets and restaurant closings	$3,164	$9,133

Bonefish Restructuring - On February 12, 2016, the Company decided to close 14 Bonefish restaurants (“Bonefish Restructuring”). The Company expects to substantially complete these restaurant closings through the first quarter of 2019. In connection with the Bonefish Restructuring, the Company recognized pre-tax restaurant and other closing costs of approximately $3.6 million during the thirteen weeks ended March 27, 2016, which were recorded within the U.S. segment.

The Company currently expects to incur additional charges of approximately $2.9 million to $5.5 million over the next five years, including costs associated with lease obligations, employee terminations and other closure related obligations. Following is a summary of estimated pre-tax expense by type:

	ESTIMATED EXPENSE (dollars in millions)
Lease related liabilities, net of subleases	$2.5	to	$4.5
Employee severance and other obligations	$0.4	to	$1.0

Total future cash expenditures of $11.1 million to $13.4 million, primarily related to lease liabilities, are expected to occur through October 2024.

Restaurant Closure Initiatives - During 2014, the Company decided to close 36 underperforming international locations, primarily in South Korea (the “International Restaurant Closure Initiative”). In connection with the International Restaurant Closure Initiative, the Company incurred pre-tax restaurant and other closing costs of ($0.5) million and $6.4 million during the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively, which were recorded within the International segment. The Company does not expect to incur material future charges or cash expenditures associated with the International Restaurant Closure Initiative.

In the fourth quarter of 2013, the Company completed an assessment of its domestic restaurant base and decided to close 22 underperforming domestic locations (the “Domestic Restaurant Closure Initiative”). Pre-tax restaurant and other closing costs of $1.3 million were incurred during the thirteen weeks ended March 29, 2015, in connection with

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

the Domestic Restaurant Closure Initiative, which were recorded within the U.S. segment.

Following is a summary of expenses related to the Domestic and International Restaurant Closure Initiatives and the Bonefish Restructuring recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (dollars in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	THIRTEEN WEEKS ENDED
		MARCH 27, 2016	MARCH 29, 2015
Facility closure and other expenses	Provision for impaired assets and restaurant closings	$3,111	$7,741
Severance and other expenses	General and administrative	598	1,327
Reversal of deferred rent liability	Other restaurant operating	(1,925)	(198)
		$1,784	$8,870

The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the Bonefish Restructuring and Domestic and International Restaurant Closure Initiatives, during the thirteen weeks ended March 27, 2016:

THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016
Beginning of the period	$5,699
Charges	3,164
Cash payments	(2,291)
Adjustments	(62)
End of the period (1)	$6,510
________________

(1)	As of March 27, 2016, the Company had exit-related accruals of $2.3 million recorded in Accrued and other current liabilities and $4.2 million recorded in Other long-term liabilities, net.

3.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per share:

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 27, 2016	MARCH 29, 2015
Net income attributable to Bloomin’ Brands	$34,475	$60,588

Basic weighted average common shares outstanding	117,930	125,302

Effect of diluted securities:
Stock options	2,653	3,221
Nonvested restricted stock and restricted stock units	188	230
Nonvested performance-based share units	5	6
Diluted weighted average common shares outstanding	120,776	128,759

Basic earnings per share	$0.29	$0.48
Diluted earnings per share	$0.29	$0.47

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2016	MARCH 29, 2015
Stock options	4,224	2,122
Nonvested restricted stock and restricted stock units	393	61

4.    Stock-based and Deferred Compensation Plans

Stock-based Compensation Plans

Equity Compensation Plans - On April 22, 2016, the Company’s shareholders approved the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Incentive Plan”). Upon approval of the 2016 Incentive Plan, no further awards will be granted under the Company’s previous equity compensation plans. Existing awards under previous plans continue to vest in accordance with the original vesting schedule and will expire at the end of their original term. The 2016 Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other cash-based or stock-based awards to Company management, other key employees, consultants and directors.

After shareholder approval, the maximum number of shares of common stock available for issuance pursuant to the 2016 Incentive Plan was 5,410,177.

Performance-based Share Units - During the thirteen weeks ended March 27, 2016, the Company granted performance-based share units to certain employees which vest after three years. The number of units that vest is determined at the end of the three year vesting period based on the achievement of certain Company performance criteria as set forth in the award agreement and may range from zero to 200% of the target grant.

The Company recognized stock-based compensation expense as follows:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016	MARCH 29, 2015
Stock options	$2,718	$2,427
Restricted stock and restricted stock units	2,044	1,409
Performance-based share units	885	749
	$5,647	$4,585

During the thirteen weeks ended March 27, 2016, the Company made grants to its employees of 2.7 million stock options, 0.8 million time-based restricted stock units and 0.4 million performance-based share units.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows:

THIRTEEN WEEKS ENDED
MARCH 27, 2016
Assumptions:
Weighted-average risk-free interest rate (1)	1.3%
Dividend yield (2)	1.6%
Expected term (3)	6.1 years
Weighted-average volatility (4)	35.2%

Weighted-average grant date fair value per option	$5.21
________________

(1)	Risk-free rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the contractual life of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)
Expected term represents the period of time that the options are expected to be outstanding. The simplified method of estimating the expected term is used since the Company does not have significant historical exercise experience for its stock options.

(4)	Volatility is based on the historical volatilities of the Company’s stock and the stock of comparable peer companies.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of March 27, 2016:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$31,131	2.8
Restricted stock and restricted stock units	$28,877	3.2
Performance-based share units	$5,540	2.0

5.    Other Current Assets, Net

Other current assets, net, consisted of the following:

(dollars in thousands)	MARCH 27, 2016	DECEMBER 27, 2015
Prepaid expenses	$24,548	$30,373
Accounts receivable - gift cards, net	18,287	115,926
Accounts receivable - vendors, net	8,976	10,310
Accounts receivable - franchisees, net	2,309	1,149
Accounts receivable - other, net	22,647	21,158
Other current assets, net	17,420	19,915
	$94,187	$198,831

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

6.    Long-term Debt, Net

Following is a summary of outstanding long-term debt:

	MARCH 27, 2016		DECEMBER 27, 2015
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$273,750	2.43%	$277,500	2.26%
Term loan A-1	148,125	2.40%	150,000	2.34%
Revolving credit facility (1)(2)	607,500	2.42%	432,000	2.29%
Total Senior Secured Credit Facility	$1,029,375		$859,500
PRP Mortgage Loan (2)	$300,000	2.90%	$—	—%
2012 CMBS loan:
First mortgage loan (1)	$—	—%	$289,588	4.13%
First mezzanine loan	—	—%	84,028	9.00%
Second mezzanine loan	—	—%	85,353	11.25%
Total 2012 CMBS loan	$—		$458,969
Capital lease obligations	$2,521		$2,632
Other long-term debt	1,890	0.73% to 7.60%	2,292	0.73% to 7.60%
Less: unamortized debt discount and issuance costs	(8,024)		(6,529)
	$1,325,762		$1,316,864
Less: current portion of long-term debt, net (2)	(113,381)		(31,853)
Long-term debt, net	$1,212,381		$1,285,011
________________

(1)	Represents the weighted-average interest rate for the respective period.

(2)
Subsequent to March 27, 2016, the Company made payments of $87.6 million and $44.5 million on its PRP Mortgage Loan and revolving credit facility, respectively, primarily with proceeds from a sale-leaseback transaction. See Note 14 - Subsequent Events for additional details regarding the sale-leaseback transaction.

PRP Mortgage Loan - On February 11, 2016, New Private Restaurant Partners, LLC, an indirect wholly-owned subsidiary of the Company (“PRP”), as borrower, and Wells Fargo Bank, National Association, as lender (the “Lender”), entered into a loan agreement (the “PRP Mortgage Loan”), pursuant to which PRP borrowed $300.0 million. The PRP Mortgage Loan has an initial maturity date of February 11, 2018 (the “Initial Maturity”) with an option to extend the Initial Maturity for one twelve-month extension period (the “Extension”) provided that certain conditions are satisfied. The PRP Mortgage Loan is collateralized by certain properties owned by PRP (“Collateral Properties”). PRP has also made negative pledges with respect to certain properties (“Unencumbered Properties”).
The proceeds of the PRP Mortgage Loan were used, together with borrowings under the Company’s revolving credit facility, to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan. In connection with the defeasance, the Company recognized a loss of $26.6 million during the thirteen weeks ended March 27, 2016. Following the defeasance of the 2012 CMBS loan, $19.3 million of restricted cash was released.
The PRP Mortgage Loan bears interest, payable monthly, at a variable rate equal to 250 basis points above the seven-day LIBOR, subject to adjustment in certain circumstances.
The PRP Mortgage Loan permits the Company to refinance or sell the Collateral Properties and the Unencumbered Properties, subject to certain terms and conditions, including that specified release proceeds are applied against the outstanding loan balance. If the PRP Mortgage Loan balance exceeds $210.0 million on March 1, 2017 or $160.0 million on September 1, 2017, PRP’s rental income is required to be applied against the outstanding loan balance.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The PRP Mortgage Loan repayment schedule, including the Extension, is as follows (dollars in thousands):

PAYMENT DATE	INITIAL MATURITY	EXTENSION
February 28, 2017 (1)	$90,000	$90,000
August 31, 2017	50,000	50,000
February 11, 2018	160,000	50,000
August 31, 2018	—	50,000
February 11, 2019	—	60,000
	$300,000	$300,000
____________________

(1)	Subsequent to March 27, 2016, the Company made a payment of $87.6 million on our PRP Mortgage Loan primarily with proceeds from a sale-leaseback transaction.

The Company intends to fund payment of the PRP Mortgage Loan with proceeds from sale-leaseback transactions of the Company’s real estate portfolio.
Deferred Financing Fees - During the first quarter of 2016, the Company deferred $5.3 million of financing costs incurred in connection with the PRP Mortgage Loan. The deferred financing costs are included in Long-term debt, net in the Consolidated Balance Sheet.

Debt Covenants - As of March 27, 2016 and December 27, 2015, the Company was in compliance with its debt covenants.
7.    Redeemable Noncontrolling Interests

The Company consolidates subsidiaries in Brazil and China, each of which have noncontrolling interests that are permitted to deliver subsidiary shares in exchange for cash at a future date. The following table presents a rollforward of Redeemable noncontrolling interests during the thirteen weeks ended March 27, 2016 and March 29, 2015:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016	MARCH 29, 2015
Balance, beginning of period	$23,526	$24,733
Net income attributable to Redeemable noncontrolling interests	311	336
Foreign currency translation attributable to Redeemable noncontrolling interests	(652)	—
Purchase of and contributions by Redeemable noncontrolling interests	(3,522)	—
Reallocation of foreign currency translation adjustment to the controlling interest	1,344	—
Balance, end of period	$21,007	$25,069

Brazil Redeemable Noncontrolling Interests - In February 2016, certain former equity holders of PGS Consultoria e Serviços Ltda. (the “Brazil Joint Venture”) exercised options to sell their remaining interests to the Company for $2.2 million. This transaction resulted in a reduction of $3.6 million of Mezzanine equity and an increase of $1.4 million of Additional paid-in capital during the thirteen weeks ended March 27, 2016. As a result of the option exercise, the Company now owns 91.29% of the Brazil Joint Venture. Various call and put options related to the Brazil Joint Venture remain through 2018, subject to acceleration in certain circumstances.

8.	Stockholders’ Equity

Share Repurchases - In August 2015, the Board of Directors (“the Board”) approved a share repurchase program (the “2015 Share Repurchase Program”) under which the Company was authorized to repurchase up to $100.0 million of

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

its outstanding common stock. The Board canceled the remaining $30.0 million of authorization under the 2015 Share Repurchase Program and approved a new $250.0 million authorization (the “2016 Share Repurchase Program”) on February 12, 2016. The 2016 Share Repurchase Program will expire on August 12, 2017.

Following is a summary of the shares repurchased under the Company’s share repurchase programs:

	NUMBER OF SHARES (in thousands)	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT (dollars in thousands)
Thirteen weeks ended March 27, 2016	4,399	$17.05	$75,000

Dividends - The Company declared and paid dividends per share during the period presented as follows:

	DIVIDENDS PER SHARE	AMOUNT (dollars in thousands)
Thirteen weeks ended March 27, 2016	$0.07	$8,238

In April 2016, the Board declared a quarterly cash dividend of $0.07 per share, payable on May 19, 2016 to shareholders of record at the close of business on May 6, 2016.

Acquisition of Noncontrolling Interests - During the first quarter of 2016, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships for two Outback Steakhouse restaurants for an aggregate purchase price of $1.2 million. These transactions resulted in a reduction of $0.8 million, net of tax, in Additional paid-in capital in the Company’s Consolidated Statement of Changes in Stockholders’ Equity during the thirteen weeks ended March 27, 2016.

The following table sets forth the effect of the acquisition of the limited partnership interests on stockholders’ equity attributable to Bloomin’ Brands for the thirteen weeks ended March 27, 2016:

NET INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS AND TRANSFERS TO NONCONTROLLING INTERESTS
THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016
Net income attributable to Bloomin’ Brands	$34,475
Transfers to noncontrolling interests:
Decrease in Bloomin’ Brands additional paid-in capital for purchase of limited partnership interests	(820)
Change from net income attributable to Bloomin’ Brands and transfers to noncontrolling interests	$33,655

Accumulated Other Comprehensive Loss - Following are the components of Accumulated other comprehensive loss (“AOCL”):

(dollars in thousands)	MARCH 27, 2016	DECEMBER 27, 2015
Foreign currency translation adjustment	$(149,159)	$(141,176)
Unrealized losses on derivatives, net of tax	(7,938)	(6,191)
Accumulated other comprehensive loss	$(157,097)	$(147,367)

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following are the components of Other comprehensive (loss) income during the periods presented:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016	MARCH 29, 2015
Bloomin’ Brands, Inc.:
Foreign currency translation adjustment	$(6,639)	$(25,462)
Reallocation of foreign currency translation adjustment from Redeemable noncontrolling	(1,344)	—
Total foreign currency translation adjustment	$(7,983)	$(25,462)
Unrealized losses on derivatives, net of tax (1)	$(2,735)	$(4,012)
Reclassification of adjustment for loss on derivatives included in net income, net of tax (2)	988	—
Total unrealized losses on derivatives, net of tax	$(1,747)	$(4,012)
Other comprehensive loss attributable to Bloomin’ Brands, Inc.	$(9,730)	$(29,474)

Non-controlling interests:
Foreign currency translation adjustment	$6	$—
Other comprehensive income attributable to Non-controlling interests	$6	$—

Redeemable non-controlling interests:
Foreign currency translation adjustment	$(652)	$—
Reallocation of foreign currency translation adjustment to controlling interests	1,344	—
Total foreign currency translation adjustment	$692	$—
Other comprehensive income attributable to Redeemable non-controlling interests	$692	$—
________________

(1)	Amounts attributable to Bloomin’ Brands, Inc. are net of tax benefits of $1.7 million and $2.6 million for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively.

(2)	Amounts attributable to Bloomin’ Brands, Inc. are net of tax benefits of $0.6 million for the thirteen weeks ended March 27, 2016.

9.    Derivative Instruments and Hedging Activities

Interest Rate Risk - The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages economic risks, including interest rate risk, primarily by managing the amount, sources and duration of its debt funding and through the use of derivative financial instruments. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps.
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

The following table presents the fair value, accrued interest and classification of the Company’s interest rate swaps:

(dollars in thousands)	MARCH 27, 2016	DECEMBER 27, 2015	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$5,178	$5,142	Accrued and other current liabilities
Interest rate swaps - liability	7,826	5,007	Other long-term liabilities, net
Total fair value of derivative instruments (1)	$13,004	$10,149

Accrued interest	$492	$556	Accrued and other current liabilities
____________________

(1)	See Note 10 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the interest rate swap on Net income for the thirteen weeks ended March 27, 2016:

THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016
Interest rate swap expense recognized in Interest expense, net (1)	$(1,614)
Income tax benefit recognized in Provision for income taxes	626
Total effects of the interest rate swaps on Net income	$(988)
____________________

(1)	During the thirteen weeks ended March 27, 2016 and March 29, 2015, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

The Company records its derivatives on the Consolidated Balance Sheets on a gross balance basis. The Company’s derivatives are subject to master netting arrangements. As of March 27, 2016, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 27, 2016, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of March 27, 2016 and December 27, 2015, the fair value of the Company’s interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $13.8 million and $10.9 million, respectively. As of March 27, 2016 and December 27, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 27, 2016 and December 27, 2015, it could have been required to settle its obligations under the agreements at their termination value of $13.8 million and $10.9 million, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

NON-DESIGNATED HEDGES

Non-deliverable Foreign Currency Forward Contracts - The Company has entered into non-deliverable foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. As of March 27, 2016, the Company had $69.0 million of outstanding notional amounts relating to its foreign currency forward contracts. The Company’s foreign currency forward contracts are subject to master netting arrangements.

10.    Fair Value Measurements

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of March 27, 2016 and December 27, 2015:

	MARCH 27, 2016			DECEMBER 27, 2015
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$14,941	$14,941	$—	$6,333	$6,333	$—
Money market funds	7,780	7,780	—	7,168	7,168	—
Restricted cash equivalents:
Fixed income funds	801	801	—	551	551	—
Money market funds	2,499	2,499	—	2,681	2,681	—
Other current assets, net:
Derivative instruments - foreign currency forward contracts	—	—	—	59	—	59
Total asset recurring fair value measurements	$26,021	$26,021	$—	$16,792	$16,733	$59

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$5,178	$—	$5,178	$5,142	$—	$5,142
Derivative instruments - commodities	594	—	594	583	—	583
Derivative instruments - foreign currency forward contracts	25	—	25	703	—	703
Other long-term liabilities:
Derivative instruments - interest rate swaps	7,826	—	7,826	5,007	—	5,007
Total liability recurring fair value measurements	$13,623	$—	$13,623	$11,435	$—	$11,435

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps, foreign currency forward contracts and commodities. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The foreign currency forwards are valued by comparing the contracted forward exchange rate to the current market exchange rate. Key inputs for the valuation of the foreign currency forwards are spot rates, foreign currency forward rates, and the interest rate curve of the domestic currency. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of March 27, 2016 and December 27, 2015, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

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
________________

(1)
Carrying value approximates fair value with all assets measured using Level 2 inputs. A third-party market appraisal (Level 2) and a purchase contract (Level 2) were used to estimate the fair value. There were no impaired assets for the thirteen weeks ended March 27, 2016.

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of March 27, 2016 and December 27, 2015 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of March 27, 2016 and December 27, 2015:

	MARCH 27, 2016			DECEMBER 27, 2015
		FAIR VALUE			FAIR VALUE
(dollars in thousands)	CARRYING VALUE	LEVEL 2	LEVEL 3	CARRYING VALUE	LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$273,750	$272,723	$—	$277,500	$276,459	$—
Term loan A-1	148,125	147,570	—	150,000	149,438	—
Revolving credit facility	607,500	603,703	—	432,000	429,300	—
PRP Mortgage Loan	300,000	—	300,000	—	—	—
2012 CMBS loan:
Mortgage loan	—	—	—	289,588	—	293,222
First mezzanine loan	—	—	—	84,028	—	83,608
Second mezzanine loan	—	—	—	85,353	—	85,780
Other notes payable	529	—	520	931	—	918

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
PRP Mortgage Loan	Assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.
CMBS loan	Assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.
Other notes payable	Discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value.

11.    Income Taxes

The effective income tax rate for the thirteen weeks ended March 27, 2016 was 24.0% compared to 25.5% for the thirteen weeks ended March 29, 2015. The net decrease in the effective income tax rate for the thirteen weeks ended March 27, 2016 was primarily due to a change in the blend of taxable income across the Company’s domestic and international subsidiaries.

12.    Commitments and Contingencies

Litigation and Other Matters - The Company had $4.7 million and $4.5 million of liability recorded for various legal matters as of March 27, 2016 and December 27, 2015, respectively. During the thirteen weeks ended March 27, 2016 and March 29, 2015, the Company recognized $0.3 million and $0.2 million, respectively, in Other restaurant operating in its Consolidated Statements of Operations and Comprehensive Income for legal settlements.

On October 4, 2013, two then-current employees (the “Nevada Plaintiffs”) filed a purported collective action lawsuit against the Company, OSI Restaurant Partners, LLC (“OSI”), and two of its subsidiaries in the U.S. District Court for the District of Nevada (Cardoza, et al. v. Bloomin’ Brands, Inc., et al., Case No.: 2:13-cv-01820-JAD-NJK). The complaint alleges violations of the Fair Labor Standards Act by requiring employees to work off the clock, complete on-line training without pay, and attend meetings in the restaurant without pay. The nationwide collective action permitted all hourly employees in all Outback Steakhouse restaurants to join. The suit seeks an unspecified amount in

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

back pay for the employees that joined the lawsuit, an equal amount in liquidated damages, costs, expenses, and attorney’s fees. The Nevada Plaintiffs also filed a companion lawsuit in Nevada state court alleging that the Company violated the state break time rules. In November 2015, the Company reached a tentative settlement agreement resolving all claims and the cost of class administration for $3.2 million. The parties submitted the settlement to the Court for approval in February 2016 and received conditional approval on April 11, 2016.  The parties are proceeding with the class notice and administration process before seeking final approval from the Court.

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

13.    Segment Reporting

The Company has two reportable segments, U.S. and International, which reflects how the Company manages its business, reviews operating performance and allocates resources. The U.S. segment includes all brands operating in the U.S. while brands operating outside the U.S. are included in the International segment. Resources are allocated and performance is assessed by the Company’s Chief Executive Officer (“CEO”), whom the Company has determined to be its Chief Operating Decision Maker (“CODM”). Following is a summary of reporting segments:

SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America, including Puerto Rico
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse (1)	Brazil, South Korea, Hong Kong, China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
________________

(1)	Includes international franchise locations in 18 countries and Guam.

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 27, 2015. Revenues for all segments include only transactions with customers and include no intersegment revenues. Excluded from net income from operations for U.S. and International are certain legal and corporate costs not directly related to the performance of the segments, interest and other expenses related to the Company’s credit agreements and derivative instruments, certain stock-based compensation expenses and certain bonus expenses.

Prior to 2016, certain insurance expenses were not allocated to the Company’s concepts as these expenses were reviewed and evaluated on a Company-wide basis and therefore, these costs were excluded from segment restaurant-level operating margin and income from operations. In 2016, the Company’s management changed how insurance expenses related to its restaurants are reviewed and now considers those costs when evaluating the operating performance of the Company’s concepts.  Accordingly, the Company has recast all prior period segment information to reflect this change.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a summary of Total revenue by segment:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016	MARCH 29, 2015
Total revenues
U.S.	$1,043,779	$1,062,014
International	120,409	140,045
Total revenues	$1,164,188	$1,202,059

The following table is a reconciliation of Segment income from operations to Income before provision for income taxes:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016	MARCH 29, 2015
Segment income from operations
U.S. (1)	$117,839	$128,268
International	11,349	8,879
Total segment income from operations	129,188	137,147
Unallocated corporate operating expense (1)	(42,504)	(39,446)
Total income from operations	86,684	97,701
Loss on defeasance, extinguishment and modification of debt	(26,580)	—
Other expense, net	(19)	(1,147)
Interest expense, net	(12,875)	(13,198)
Income before provision for income taxes	$47,210	$83,356
_________________

(1)	During the first quarter of 2016, the Company recast its segment reporting to reflect changes made in how it evaluates insurance costs.

The following table is a summary of Depreciation and amortization expense by segment:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016	MARCH 29, 2015
Depreciation and amortization
U.S.	$38,202	$36,716
International	6,547	6,837
Corporate	2,902	2,933
Total depreciation and amortization	$47,651	$46,486

14.    Subsequent Events

Subsequent to March 27, 2016, the Company entered into a sale-leaseback transaction with a third-party in which the Company sold 41 restaurant properties at fair market value for gross proceeds of $141.4 million. The Company then simultaneously leased these properties under a master lease.

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

(xvi)     Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 27, 2015.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of March 27, 2016, we owned and operated 1,331 restaurants and franchised 171 restaurants across 48 states, Puerto Rico, Guam and 22 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
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

Executive Summary

Our financial results for the thirteen weeks ended March 27, 2016 (“first quarter of 2016”) include the following:

•
A decrease in total revenues of 3.2% to $1.2 billion in the first quarter of 2016, as compared to the first quarter of 2015, was primarily due to: (i) the effect of foreign currency translation, due to the depreciation of the Brazil Real, (ii) U.S. comparable restaurant sales being 1.5% lower, primarily due to a decline in customer traffic and (iii) the closing of 43 restaurants since December 28, 2014. The decrease in restaurant sales was partially offset by the opening of 78 new restaurants not included in our comparable restaurant sales base.

•
Income from operations of $86.7 million in the first quarter of 2016, as compared to $97.7 million in the first quarter of 2015, was primarily due to a decrease in operating margin at the restaurant level and higher General and administrative expense, partially offset by lower impairments and restaurant closing costs.

Following is a summary of significant actions we have taken and other factors that impacted our operating results and liquidity to date in 2016:

PRP Mortgage Loan - On February 11, 2016, PRP entered into the PRP Mortgage Loan, pursuant to which PRP borrowed $300.0 million. The proceeds of the PRP Mortgage Loan were used, together with borrowings under our revolving credit facility, to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan. In connection with the defeasance, we recognized a loss of $26.6 million during the first quarter of 2016.
The PRP Mortgage Loan bears interest, payable monthly, at a variable rate equal to 250 basis points above the seven-day LIBOR, subject to adjustment in certain circumstances. As a result of these transactions, we anticipate interest savings of approximately $12.0 million in fiscal year 2016.
Dividend and Share Repurchase Programs - On February 12, 2016, the Board canceled the remaining $30.0 million of authorization under the 2015 Share Repurchase Program and approved a $250.0 million authorization (the “2016 Share Repurchase Program”). The 2016 Share Repurchase Program will expire on August 12, 2017. As of March 27, 2016, $75.0 million of our common stock has been repurchased under the 2016 Share Repurchase Program.

Bonefish Restructuring - On February 12, 2016, we decided to close 14 Bonefish restaurants. We expect to substantially complete these restaurant closings by the first quarter of 2019. In connection with the Bonefish Restructuring, we recognized pre-tax restaurant and other closing costs of approximately $3.6 million during the thirteen weeks ended

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

March 27, 2016. See Note 2 - Impairments, Disposals and Exit Costs of the Notes to Consolidated Financial Statements for further information.

Sale-leaseback Transaction - Subsequent to March 27, 2016, we entered into a sale-leaseback transaction with a third-party in which we sold 41 restaurant properties at fair market value for gross proceeds of $141.4 million. See Note 14 - Subsequent Events of the Notes to Consolidated Financial Statements for further information.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

Number of restaurants (at end of the period):	MARCH 27, 2016	MARCH 29, 2015
U.S.
Outback Steakhouse
Company-owned	649	649
Franchised	105	105
Total	754	754
Carrabba’s Italian Grill
Company-owned	244	244
Franchised	3	2
Total	247	246
Bonefish Grill
Company-owned	205	204
Franchised	6	5
Total	211	209
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	66	66
International
Company-owned
Outback Steakhouse - Brazil (1)	76	64
Outback Steakhouse - South Korea	74	75
Other	17	10
Franchised	57	57
Total	224	206
System-wide total	1,502	1,481
____________________

(1)	The restaurant counts for Brazil are reported as of February 29, 2016 and February 28, 2015, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations and Comprehensive Income in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED
	MARCH 27, 2016	MARCH 29, 2015
Revenues
Restaurant sales	99.5%	99.4%
Other revenues	0.5	0.6
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	32.4	32.4
Labor and other related (1)	27.9	27.1
Other restaurant operating (1)	21.9	22.1
Depreciation and amortization	4.1	3.9
General and administrative	6.4	6.1
Provision for impaired assets and restaurant closings	0.3	0.8
Total costs and expenses	92.6	91.9
Income from operations	7.4	8.1
Loss on defeasance, extinguishment and modification of debt	(2.3)	—
Other expense, net	(*)	(0.1)
Interest expense, net	(1.0)	(1.1)
Income before provision for income taxes	4.1	6.9
Provision for income taxes	1.0	1.7
Net income	3.1	5.2
Less: net income attributable to noncontrolling interests	0.1	0.2
Net income attributable to Bloomin’ Brands	3.0%	5.0%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the thirteen weeks ended March 27, 2016:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ending March 29, 2015	$1,194.8
Change from:
Effect of foreign currency translation	(36.3)
Comparable restaurant sales	(12.6)
Restaurant closings	(11.9)
Divestiture of Roy’s	(5.7)
Restaurant openings	29.8
For the period ending March 27, 2016	$1,158.1

The decrease in Restaurant sales in the thirteen weeks ended March 27, 2016 was primarily attributable to: (i) the effect of foreign currency translation, due to the depreciation of the Brazil Real, (ii) lower U.S. comparable restaurant sales

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

and (iii) the closing of 43 restaurants since December 28, 2014. The decrease in restaurant sales was partially offset by the opening of 78 new restaurants not included in our comparable restaurant sales base.

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases):

	THIRTEEN WEEKS ENDED
	MARCH 27, 2016	MARCH 29, 2015
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more) (1):
U.S.
Outback Steakhouse	(1.3)%	5.0%
Carrabba’s Italian Grill	(2.0)%	1.9%
Bonefish Grill	(2.7)%	0.9%
Fleming’s Prime Steakhouse & Wine Bar	1.3%	3.0%
Combined U.S.	(1.5)%	3.6%
International
Outback Steakhouse - Brazil (2)	8.8%	6.2%
Outback Steakhouse - South Korea	(5.6)%	(3.0)%

Traffic:
U.S.
Outback Steakhouse	(3.0)%	0.5%
Carrabba’s Italian Grill	1.5%	3.3%
Bonefish Grill	(5.2)%	(1.8)%
Fleming’s Prime Steakhouse & Wine Bar	1.2%	0.7%
Combined U.S.	(2.2)%	0.7%
International
Outback Steakhouse - Brazil	0.3%	1.1%
Outback Steakhouse - South Korea	(3.9)%	(4.6)%

Average check per person increases (decreases) (3):
U.S.
Outback Steakhouse	1.7%	4.5%
Carrabba’s Italian Grill	(3.5)%	(1.4)%
Bonefish Grill	2.5%	2.7%
Fleming’s Prime Steakhouse & Wine Bar	0.1%	2.3%
Combined U.S.	0.7%	2.9%
International
Outback Steakhouse - Brazil	7.3%	4.9%
Outback Steakhouse - South Korea	(1.7)%	1.6%
____________________

(1)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(2)	Includes the trading day impact from calendar period reporting of 1.3% and 0.2% for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively.

(3)	Average check per person increases (decreases) includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

For the thirteen weeks ended March 27, 2016, combined U.S. comparable restaurant sales decreased due to decreases in traffic and product mix, partially offset by increases in pricing.
For the thirteen weeks ended March 27, 2016, comparable restaurant sales for Brazil increased primarily due to increases in pricing and the additional day in February due to Leap Year, partially offset by decreases in product mix.
Comparable restaurant sales for South Korea decreased for the thirteen weeks ended March 27, 2016 due to decreases in traffic and from product mix, partially offset by increases from pricing.
Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks:

	THIRTEEN WEEKS ENDED
	MARCH 27, 2016	MARCH 29, 2015
Average restaurant unit volumes (dollars in thousands):
U.S.
Outback Steakhouse	$70,797	$71,644
Carrabba’s Italian Grill	$61,138	$62,912
Bonefish Grill	$62,761	$64,709
Fleming’s Prime Steakhouse & Wine Bar	$89,910	$88,865
International
Outback Steakhouse - Brazil (1)	$68,036	$97,749
Outback Steakhouse - South Korea (2)	$43,471	$49,773
Operating weeks:
U.S.
Outback Steakhouse	8,444	8,433
Carrabba’s Italian Grill	3,172	3,162
Bonefish Grill	2,709	2,637
Fleming’s Prime Steakhouse & Wine Bar	858	858
International
Outback Steakhouse - Brazil	976	823
Outback Steakhouse - South Korea	966	1,007
____________________

(1)	Translated at an average exchange rate of 3.96 and 2.69 for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively.

(2)	Translated at an average exchange rate of 1,201.36 and 1,099.20 for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2016	MARCH 29, 2015	Change
Cost of sales	$375.3	$387.5
% of Restaurant sales	32.4%	32.4%	—%

Cost of sales, consisting of food and beverage costs, was flat as a percentage of Restaurant sales in the thirteen weeks ended March 27, 2016 as compared to the thirteen weeks ended March 29, 2015. This was the result of increases as a percentage of Restaurant sales primarily due to: (i) 0.6% from product mix, (ii) 0.3% from higher commodity costs

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

and (iii) 0.2% from promotional activities and strategic investments to enhance the customer experience, offset by decreases as a percentage of Restaurant sales due to: (i) 0.5% from menu price increases, (ii) 0.4% from the impact of certain cost savings initiatives and (iii) 0.2% from lower seafood commodity costs.

Labor and other related expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2016	MARCH 29, 2015	Change
Labor and other related	$322.8	$324.0
% of Restaurant sales	27.9%	27.1%	0.8%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to Restaurant Managing Partners, costs related to field deferred compensation plans, and other field incentive compensation expenses. Labor and other related expenses increased as a percentage of Restaurant sales in the thirteen weeks ended March 27, 2016 as compared to the thirteen weeks ended March 29, 2015. The increase as a percentage of Restaurant sales was primarily due to: (i) 1.0% from higher kitchen and service labor costs due to higher wage rates and additional hiring and training, (ii) 0.2% from higher field management compensation based on individual restaurant performance, primarily at Outback and (iii) 0.1% from higher worker’s compensation claims. These increases were partially offset by decreases as a percentage of Restaurant sales primarily attributable to: (i) 0.2% from the impact of certain cost savings initiatives, (ii) 0.1% from lower field management compensation based on individual restaurant performance, primarily at Carrabba’s and (iii) 0.1% from changes in deferred compensation participant accounts.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2016	MARCH 29, 2015	Change
Other restaurant operating	$253.6	$264.0
% of Restaurant sales	21.9%	22.1%	(0.2)%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. The decrease as a percentage of Restaurant sales in the thirteen weeks ended March 27, 2016 as compared to the thirteen weeks ended March 29, 2015 was primarily due to: (i) 0.3% from the impact of certain cost savings initiatives, (ii) 0.2% from lower general liability claims and (iii) 0.2% from lower pre-opening expenses. The decreases were partially offset by increases as a percentage of Restaurant sales primarily due to: (i) 0.2% from higher advertising expense due to the launch of the Carrabba’s new menu and certain promotional activities, (ii) 0.1% from the timing of our annual managing partner conference, (iii) 0.1% from lower average unit volumes and (iv) 0.1% from an increase in operating supplies primarily due to certain promotional activities for Outback Steakhouse.

Depreciation and amortization

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2016	MARCH 29, 2015	Change
Depreciation and amortization	$47.7	$46.5
% of Total revenues	4.1%	3.9%	0.2%

Depreciation and amortization expense as a percentage of Total revenues increased in the thirteen weeks ended March 27, 2016 as compared to the thirteen weeks ended March 29, 2015. The increase as a percentage of Total revenues was

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

primarily due to additional depreciation expense related to the opening of new restaurants and the remodel of existing restaurants, partially offset by lower depreciation for Bonefish assets impaired in connection with the restructuring.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in general and administrative expense:

THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2016
For the period ended March 29, 2015	$73.2
Change from:
Conference expense	4.2
Foreign currency exchange	(2.4)
Life insurance and deferred compensation	(1.4)
Legal and professional fees	(1.2)
Other	2.6
For the period ended March 27, 2016	$75.0

During the thirteen weeks ended March 27, 2016, general and administrative expense increased from the thirteen weeks ended March 29, 2015, primarily from the following items:

•	Conference expense was higher due to the timing of our annual managing partner conference.

•	Foreign exchange primarily includes the depreciation of the Brazil Real.

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2016	MARCH 29, 2015	Change
Provision for impaired assets and restaurant closings	$3.2	$9.1	$(5.9)

On February 12, 2016, we decided to close 14 Bonefish restaurants. In connection with the Bonefish Restructuring, we recognized pre-tax restaurant and other closing costs of approximately $3.6 million during the thirteen weeks ended March 27, 2016.

Following is a summary of expenses related to the Bonefish Restructuring and International and Domestic Restaurant Closure Initiatives recognized in Provision for impaired assets and restaurant closings in our Consolidated Statements of Operations and Comprehensive Income for the periods indicated (dollars in millions):

DESCRIPTION	THIRTEEN WEEKS ENDED
	MARCH 27, 2016		MARCH 29, 2015
	BONEFISH	INTERNATIONAL	INTERNATIONAL	DOMESTIC
Facility closure and other expenses	$3.6	$(0.5)	$6.4	$1.3

The remaining restaurant impairment and closing charges resulted from: (i) the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for relocation and closure and (ii) lease

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

liabilities.

We currently expect to incur additional charges of $2.5 million to $4.5 million for the Bonefish Restructuring over the next five years, including costs associated with lease obligations and other closure related obligations.

See Note 2 - Impairments, Disposals and Exit Costs of the Notes to Consolidated Financial Statements for further information.

Income from operations

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2016	MARCH 29, 2015	Change
Income from operations	$86.7	$97.7	$(11.0)
% of Total revenues	7.4%	8.1%	(0.7)%

The decrease in income from operations during the thirteen weeks ended March 27, 2016 as compared to the thirteen weeks ended March 29, 2015 was primarily due to a decrease in operating margin at the restaurant-level and higher General and administrative expense, partially offset by lower impairments and restaurant closing costs.

Loss on defeasance, extinguishment and modification of debt

In connection with the defeasance of our 2012 CMBS loan, we recognized a loss on defeasance, extinguishment and modification of debt of $26.6 million for the thirteen weeks ended March 27, 2016. See Note 6 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information.

Other expense, net

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2016	MARCH 29, 2015	Change
Other expense, net	$—	$(1.1)	$1.1

The decrease in Other expense, net in the thirteen weeks ended March 27, 2016 as compared to the thirteen weeks ended March 29, 2015 was primarily due to the loss on the sale of our Roy’s business in January 2015.

Interest expense, net

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2016	MARCH 29, 2015	Change
Interest expense, net	$12.9	$13.2	$(0.3)

The decrease in interest expense, net in the thirteen weeks ended March 27, 2016 as compared to the thirteen weeks ended March 29, 2015 was primarily due to lower interest expense related to the refinancing of the Senior Secured Credit Facilities in March 2015, partially offset by additional interest expense related to the Term Loan A-1.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Provision for income taxes

	THIRTEEN WEEKS ENDED
	MARCH 27, 2016	MARCH 29, 2015	Change
Effective income tax rate	24.0%	25.5%	(1.5)%

The net decrease in the effective income rate for the thirteen weeks ended March 27, 2016 was due to a change in the blend of taxable income across our domestic and international subsidiaries.

SEGMENT PERFORMANCE

We have two reportable segments, U.S. and International, which reflects how we manage our business, review operating performance and allocate resources. The U.S. segment includes all brands operating in the U.S. while brands operating outside the U.S. are included in the International segment. Resources are allocated and performance is assessed by our CEO, whom we have determined to be our CODM. Following is a summary of reporting segments:

SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America, including Puerto Rico
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse (1)	Brazil, South Korea, Hong Kong, China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
________________

(1)	Includes international franchise locations in 18 countries and Guam.

Revenues for both segments include only transactions with customers and include no intersegment revenues. Excluded from net income from operations for U.S. and International are legal and certain corporate costs not directly related to the performance of the segments, interest and other expenses related to our credit agreements and derivative instruments, certain stock-based compensation expenses and certain bonus expenses.

Prior to 2016, certain insurance expenses were not allocated to our concepts as these expenses were reviewed and evaluated on a Company-wide basis and therefore, these costs were excluded from segment restaurant-level operating margin and income from operations. In 2016, management changed how insurance expenses related to our restaurants are reviewed and now considers those costs when evaluating the operating performance of our concepts.  Accordingly, we have recast all prior period segment information to reflect this change.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Following is a reconciliation of segment income from operations to the consolidated operating results:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016	MARCH 29, 2015
Segment income from operations
U.S.	$117,839	$128,268
International	11,349	8,879
Total segment income from operations	129,188	137,147
Unallocated corporate operating expense	(42,504)	(39,446)
Total income from operations	86,684	97,701
Loss on defeasance, extinguishment and modification of debt	(26,580)	—
Other expense, net	(19)	(1,147)
Interest expense, net	(12,875)	(13,198)
Income before provision for income taxes	$47,210	$83,356

U.S. Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016	MARCH 29, 2015
Revenues
Restaurant sales	$1,038,749	$1,056,104
Other revenues	5,030	5,910
Total revenues	$1,043,779	$1,062,014
Restaurant-level operating margin (1)	17.3%	18.0%
Income from operations (1)	$117,839	$128,268
Operating income margin (1)	11.3%	12.1%
_________________

(1)	During the first quarter of 2016, we recast our segment reporting to reflect changes made in how we evaluate insurance costs. See Note 13 - Segment Reporting for additional details.

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the thirteen weeks ended March 27, 2016:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ending March 29, 2015	$1,056.1
Change from:
Comparable restaurant sales	(15.6)
Divestiture of Roy’s	(5.7)
Restaurant closings	(4.7)
Restaurant openings	8.7
For the period ending March 27, 2016	$1,038.8

The decrease in U.S. Restaurant sales in the thirteen weeks ended March 27, 2016 was primarily attributable to: (i) lower comparable restaurant sales at Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill, (ii) the sale of 20 Roy’s restaurants in January 2015 and (iii) the closing of 14 restaurants since December 28, 2014. The decrease in U.S. Restaurant sales was partially offset by the opening of 32 new restaurants not included in our comparable restaurant sales base.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant-level operating margin

The decrease in U.S. restaurant-level operating margin in the thirteen weeks ended March 27, 2016 as compared to the thirteen weeks ended March 29, 2015, was primarily due to: (i) higher kitchen and labor costs due to higher wage rates and additional hiring and training, (ii) product mix, (iii) commodity inflation and (iv) higher advertising. The decrease was partially offset by the impact of certain cost savings initiatives and menu price increases.

Income from operations

The decrease in U.S. income from operations generated in the thirteen weeks ended March 27, 2016 as compared to the thirteen weeks ended March 29, 2015 was primarily due to lower restaurant-level operating income, partially offset by lower General and administrative expense.

International Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016	MARCH 29, 2015
Revenues
Restaurant sales	$119,303	$138,706
Other revenues	1,106	1,339
Total revenues	$120,409	$140,045
Restaurant-level operating margin	19.5%	21.7%
Income from operations	$11,349	$8,879
Operating income margin	9.4%	6.3%

Restaurant sales

Following is a summary of the change in International segment Restaurant sales for the thirteen weeks ended March 27, 2016:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ending March 29, 2015	$138.7
Change from:
Effect of foreign currency translation	(36.3)
Restaurant closings	(7.2)
Restaurant openings	21.1
Comparable restaurant sales	3.0
For the period ending March 27, 2016	$119.3

The decrease in Restaurant sales in the thirteen weeks ended March 27, 2016 was primarily attributable to: (i) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar and (ii) the closing of 29 restaurants since December 28, 2014. The decrease in restaurant sales was partially offset by: (i) the opening of 46 new restaurants not included in our comparable restaurant sales base and (ii) an increase in comparable restaurant sales in Brazil.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant-level operating margin

The decrease in International restaurant-level operating margin in the thirteen weeks ended March 27, 2016 as compared to the thirteen weeks ended March 29, 2015 was primarily due to: (i) higher commodity and labor inflation, (ii) higher marketing, (iii) higher utilities and (iv) the opening of Abbraccio restaurants. The decrease was partially offset by (i) menu price increases, (ii) the impact of certain cost savings initiatives and (iii) higher average unit volumes.

Income from operations

The increase in International income from operations in the thirteen weeks ended March 27, 2016 as compared to the thirteen weeks ended March 29, 2015 was primarily due to a decrease in impairment and restaurant closing costs related to the International Restaurant Closure Initiative, partially offset by lower restaurant-level operating income and higher depreciation and amortization.

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

	THIRTEEN WEEKS ENDED
COMPANY-OWNED RESTAURANT SALES (dollars in millions)	MARCH 27, 2016	MARCH 29, 2015
U.S.
Outback Steakhouse	$598	$604
Carrabba’s Italian Grill	194	199
Bonefish Grill	170	171
Fleming’s Prime Steakhouse & Wine Bar	77	76
Other	—	6
Total	$1,039	$1,056
International
Outback Steakhouse-Brazil	$66	$81
Outback Steakhouse-South Korea	42	50
Other	11	8
Total	$119	$139
Total Company-owned restaurant sales	$1,158	$1,195

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

	THIRTEEN WEEKS ENDED
FRANCHISE SALES (dollars in millions) (1)	MARCH 27, 2016	MARCH 29, 2015
Outback Steakhouse
U.S.	$92	$88
International	28	29
Total	120	117
Carrabba’s Italian Grill	3	1
Bonefish Grill	3	3
Total franchise sales (1)	$126	$121
Income from franchise sales (2)	$5	$5
_____________________

(1)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)	Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive Income in Other revenues.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted restaurant-level operating margin

Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Cost of sales, Labor and other related and Other restaurant operating. The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	MARCH 27, 2016		MARCH 29, 2015
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (2)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.4%	32.4%	32.4%	32.4%
Labor and other related	27.9%	27.9%	27.1%	27.1%
Other restaurant operating	21.9%	22.1%	22.1%	22.1%

Restaurant-level operating margin	17.8%	17.7%	18.4%	18.3%
_________________

(1)	Includes adjustments primarily for the write-off of $1.9 million of deferred rent liabilities associated with the Bonefish Restructuring recorded in Other restaurant operating.

(2)
Includes adjustments of $0.2 million of expenses from the International Restaurant Closure Initiative, partially offset by $0.1 million of non-cash intangible amortization recorded as a result of the acquisition of our Brazil operations. All adjustments were recorded in Other restaurant operating.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 27, 2016	MARCH 29, 2015
Income from operations	$86,684	$97,701
Operating income margin	7.4%	8.1%
Adjustments:
Restaurant impairments and closing costs (1)	2,131	8,870
Purchased intangibles amortization (2)	860	1,283
Restaurant relocations, remodels and related costs (3)	640	1,169
Transaction-related expenses (4)	572	275
Severance (5)	1,135	—
Total income from operations adjustments	5,338	11,597
Adjusted income from operations	$92,022	$109,298
Adjusted operating income margin	7.9%	9.1%

Net income attributable to Bloomin’ Brands	$34,475	$60,588
Adjustments:
Income from operations adjustments	5,338	11,597
Loss on defeasance, extinguishment and modification of debt (6)	26,580	—
Loss on disposal of business and disposal of assets (7)	—	1,151
Total adjustments, before income taxes	31,918	12,748
Adjustment to provision for income taxes (8)	(9,702)	(3,627)
Net adjustments	22,216	9,121
Adjusted net income	$56,691	$69,709

Diluted earnings per share	$0.29	$0.47
Adjusted diluted earnings per share	$0.47	$0.54

Diluted weighted average common shares outstanding	120,776	128,759
_________________

(1)	Represents expenses incurred for the Bonefish Restructuring and the International and Domestic Restaurant Closure Initiatives.

(2)	Represents non-cash intangible amortization recorded as a result of the acquisition of our Brazil operations.

(3)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation and remodel programs.

(4)	Relates primarily to the following: (i) costs incurred with our sale-leaseback initiative in 2016 and (ii) costs incurred with the secondary offering of our common stock in March 2015.

(5)	Relates to severance expense incurred as a result of an organizational realignment.

(6)	Relates to the defeasance of the 2012 CMBS loan in 2016.

(7)	Primarily represents loss on the sale of our Roy’s business in 2015.

(8)	Represents income tax effect of the adjustments for the thirteen weeks ended March 27, 2016 and March 29, 2015.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We believe that our expected liquidity sources are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Cash and Cash Equivalents - As of March 27, 2016, we had $128.8 million in cash and cash equivalents, of which $66.5 million was held by foreign affiliates, primarily in Brazil and South Korea, a portion of which would be subject to additional taxes if repatriated to the United States. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

The aggregate undistributed earnings of our foreign subsidiaries for which no deferred tax liability has been recorded is $153.9 million as of March 27, 2016. We consider the undistributed earnings related to our foreign affiliates to be permanently reinvested and are expected to continue to be permanently reinvested. However, if we decide to exit a market, initiate a foreign corporate reorganization or identify an exception to our reinvestment policy of undistributed earnings, additional tax liabilities will be recorded. It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings.

Bonefish Restructuring - On February 12, 2016, we decided to close 14 Bonefish restaurants. We expect to substantially complete these restaurant closings through the first quarter of 2019. Total future cash expenditures of $11.1 million to $13.4 million, primarily related to lease liabilities, are expected to occur through October 2024.

Capital Expenditures - We estimate that our capital expenditures will total between $235.0 million and $255.0 million in 2016. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout 2016.

Credit Facilities - Our credit facilities consist of the Senior Secured Credit Facility and the PRP Mortgage Loan. See Note 6 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information. Following is a summary of principal payments and debt issuance from December 27, 2015 to March 27, 2016:

	SENIOR SECURED CREDIT FACILITY			2012 CMBS LOAN			PRP MORTGAGE LOAN	TOTAL CREDIT FACILITIES
	TERM LOANS		REVOLVING FACILITY	FIRST MORTGAGE LOAN	MEZZANINE LOANS
(dollars in thousands)	A	A-1			FIRST	SECOND
Balance as of December 27, 2015	$277,500	$150,000	$432,000	$289,588	$84,028	$85,353	$—	$1,318,469
2016 new debt	—	—	308,500	—	—	—	300,000	608,500
2016 payments (1)	(3,750)	(1,875)	(133,000)	(289,588)	(84,028)	(85,353)	—	(597,594)
Balance as of March 27, 2016	$273,750	$148,125	$607,500	$—	$—	$—	$300,000	$1,329,375
________________

(1)
Subsequent to March 27, 2016, we made payments of $87.6 million and $44.5 million on our PRP Mortgage Loan and revolving credit facility, respectively, with proceeds from a sale-leaseback transaction. See Note 14 - Subsequent Events for additional details regarding the sale-leaseback transaction.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of March 27, 2016:

				OUTSTANDING
(dollars in thousands)	INTEREST RATE MARCH 27, 2016	ORIGINAL FACILITY	PRINCIPAL MATURITY DATE	MARCH 27, 2016	DECEMBER 27, 2015
Term loan A, net of discount of $2.9 million (1)	2.43%	$300,000	May 2019	$273,750	$277,500
Term loan A-1	2.40%	150,000	May 2019	148,125	150,000
Revolving credit facility (1)	2.42%	825,000	May 2019	607,500	432,000
Total Senior Secured Credit Facility		$1,275,000		$1,029,375	$859,500
PRP Mortgage Loan	2.90%	$300,000	February 2018	$300,000	$—
First mortgage loan	—%	$324,800		$—	$289,588
First mezzanine loan	—%	87,600		—	84,028
Second mezzanine loan	—%	87,600		—	85,353
Total 2012 CMBS loan		$500,000		$—	$458,969
Total credit facilities		$2,075,000		$1,329,375	$1,318,469
________________

(1)	Represents the weighted-average interest rate.

Credit Agreement - As of March 27, 2016, we had $188.2 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $29.3 million.

The Credit Agreement contains mandatory prepayment requirements for Term loan A and Term loan A-1. We are required to prepay outstanding amounts under Term loan A and Term loan A-1 with 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount of outstanding Term loan A and Term loan A-1 required to be prepaid may vary based on our leverage ratio and year end results. Other than the required minimum amortization premiums of $22.5 million, we do not anticipate any other payments will be required through March 26, 2017.
PRP Mortgage Loan - On February 11, 2016, PRP, as borrower, and Wells Fargo Bank, National Association, as Lender, entered into the PRP Mortgage Loan, pursuant to which PRP borrowed $300.0 million. The PRP Mortgage Loan has an Initial Maturity date of February 11, 2018 with an option to extend the Initial Maturity for one twelve-month Extension provided that certain conditions are satisfied. The PRP Mortgage Loan is collateralized by certain properties owned by PRP. PRP has also made negative pledges with respect to certain unencumbered properties.
The proceeds of the PRP Mortgage Loan were used, together with borrowings under our revolving credit facility, to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan. In connection with the defeasance, we recognized a loss of $26.6 million during the thirteen weeks ended March 27, 2016. Following the defeasance of the 2012 CMBS loan, $19.3 million of restricted cash was released.
The PRP Mortgage Loan bears interest, payable monthly, at a variable rate equal to 250 basis points above the seven-day LIBOR, subject to adjustment in certain circumstances.
The PRP Mortgage Loan permits us to refinance or sell the Collateral Properties and the Unencumbered Properties, subject to certain terms and conditions, including that specified release proceeds are applied against the outstanding loan balance. If the PRP Mortgage Loan balance exceeds $210.0 million on March 1, 2017 or $160.0 million on September 1, 2017, PRP’s rental income will be required to be applied against the outstanding loan balance.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The PRP Mortgage Loan repayment schedule, including the Extension, is as follows (dollars in thousands):

PAYMENT DATE	INITIAL MATURITY	EXTENSION
February 28, 2017 (1)	$90,000	$90,000
August 31, 2017	50,000	50,000
February 11, 2018	160,000	50,000
August 31, 2018	—	50,000
February 11, 2019	—	60,000
	$300,000	$300,000
____________________

(1)	Subsequent to March 27, 2016, we made a payment of $87.6 million on our PRP Mortgage Loan, primarily with proceeds from a sale-leaseback transaction.

We intend to fund payment of the PRP Mortgage Loan with proceeds from sale-leaseback transactions of our real estate portfolio.
Debt Covenants - Our Credit Agreement and PRP Mortgage Loan contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 12 - Long-term Debt, Net in our Annual Report on Form 10-K for the year ended December 27, 2015 for further information.

As of March 27, 2016 and December 27, 2015, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during fiscal year 2016.

Cash Flow Hedges of Interest Rate Risk - On September 9, 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, we pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. We estimate $5.5 million will be reclassified to interest expense over the next twelve months. See Note 9 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016	MARCH 29, 2015
Net cash provided by operating activities	$130,725	$95,962
Net cash used in investing activities	(18,553)	(39,478)
Net cash used in financing activities	(114,634)	(85,764)
Effect of exchange rate changes on cash and cash equivalents	(1,041)	(816)
Net decrease in cash and cash equivalents	$(3,503)	$(30,096)

Operating activities - Net cash provided by operating activities increased during the thirteen weeks ended March 27, 2016, as compared to the thirteen weeks ended March 29, 2015 primarily due to: (i) the timing of collections of gift card receivables, (ii) the timing of rent payments and (iii) lower income tax payments. These increases were partially offset by the timing of accounts payable payments.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Investing activities

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016	MARCH 29, 2015
Capital expenditures	$(43,566)	$(47,672)
Other investments, net	(2,777)	(511)
Net change in restricted cash	19,329	260
Proceeds from sale-leaseback transactions	8,459	—
Proceeds from disposal of property, fixtures and equipment	2	647
Proceeds from sale of a business	—	7,798
Net cash used in investing activities	$(18,553)	$(39,478)

Net cash used in investing activities for the thirteen weeks ended March 27, 2016 consisted primarily of capital expenditures, partially offset by a reduction in restricted cash related to the defeasance of the 2012 CMBS loan and proceeds from sale-leaseback transactions. Net cash used in investing activities for the thirteen weeks ended March 29, 2015 consisted primarily of capital expenditures, partially offset by proceeds from the sale of Roy’s.

Financing activities

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016	MARCH 29, 2015
Repayments of debt	$(621,897)	$(136,104)
Repurchase of common stock	(75,176)	(70,234)
Cash dividends paid on common stock	(8,238)	(7,423)
Repayments of partner deposits and accrued partner obligations	(4,975)	(6,000)
Purchase of limited partnership and noncontrolling interests	(4,828)	—
Distributions to noncontrolling interests	(2,025)	(1,448)
(Payment of taxes) proceeds from the exercise of share-based compensation	(1,101)	3,206
Proceeds from borrowings, net	603,199	131,000
Contributions from noncontrolling interests	326	112
Excess tax benefit from stock-based compensation	81	1,127
Net cash used in financing activities	$(114,634)	$(85,764)

Net cash used in financing activities for the thirteen weeks ended March 27, 2016 was primarily attributable to the following: (i) the defeasance of the 2012 CMBS loan and payments on our revolving credit facility, (ii) the repurchase of common stock, (iii) payment of cash dividends on our common stock and (iv) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by proceeds from the PRP Mortgage loan and drawdowns on our revolving credit facility.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital:

(dollars in thousands)	MARCH 27, 2016	DECEMBER 27, 2015
Current assets	$300,676	$418,644
Current liabilities	803,104	814,166
Working capital (deficit)	$(502,428)	$(395,522)

Working capital (deficit) totaled ($502.4) million and ($395.5) million as of March 27, 2016 and December 27, 2015, respectively, and included Unearned revenue from unredeemed gift cards of $279.6 million and $382.6 million as of March 27, 2016 and December 27, 2015, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs

The deferred compensation obligation due to managing and chef partners was $126.4 million and $133.2 million at March 27, 2016 and December 27, 2015, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation was $66.5 million at March 27, 2016.

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

DIVIDENDS AND SHARE REPURCHASES

In August 2015, our Board approved the 2015 Share Repurchase Program under which we were authorized to repurchase up to $100.0 million of our outstanding common stock. Our Board canceled the remaining $30.0 million of authorization under the 2015 Share Repurchase Program and approved a new $250.0 million authorization on February 12, 2016. The 2016 Share Repurchase Program will expire on August 12, 2017. As of March 27, 2016, $75.0 million of shares has been repurchased under the 2016 Share Repurchase Program.

The following table presents our dividends and share repurchases from December 27, 2014 through March 27, 2016:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TAXES RELATED TO SETTLEMENT OF EQUITY AWARDS	TOTAL
Thirteen weeks ended March 29, 2015	$7,423	$70,000	$322	$77,745
Thirteen weeks ended June 28, 2015	7,391	30,000	203	37,594
Thirteen weeks ended September 27, 2015	7,333	59,999	200	67,532
Thirteen weeks ended December 27, 2015	7,185	10,000	45	17,230
Thirteen weeks ended March 27, 2016	8,238	75,000	176	83,414
Total	$37,570	$244,999	$946	$283,515

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

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, changes in foreign currency exchange rates and changes in commodity prices. We believe that there have been no material changes in our market risk since December 27, 2015. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 27, 2015 for further information regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of March 27, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended March 27, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 12 - Commitments and Contingencies, of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2015 Form 10-K which could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2015 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of 2016 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended March 27, 2016:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
December 29, 2015 through January 24, 2016	—	$—	—	$30,000,000
January 25, 2016 through February 21, 2016	—	$—	—	$250,000,000
February 22, 2016 through March 27, 2016	4,408,871	$17.05	4,398,559	$175,000,004
Total	4,408,871		4,398,559
____________________

(1)
On February 12, 2016, our Board canceled the remaining $30.0 million of authorization under the previous share repurchase program and approved a new $250.0 million authorization as announced publicly in our press release issued on February 17, 2016 (the “2016 Share Repurchase Program”). The 2016 Share Repurchase Program will expire on August 12, 2017. Common shares repurchased during the thirteen weeks ended March 27, 2016 represented shares repurchased under the 2016 Share Repurchase Program and 10,312 shares withheld for tax payments due upon vesting of employee restricted stock awards.

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1	Loan Agreement, dated February 11, 2016, between New Private Restaurant Properties, LLC, as borrower, and Wells Fargo Bank, National Association, as lender[1]	Filed herewith

10.2	Secured Promissory Note, dated February 11, 2016, between New Private Restaurant Properties, LLC, as borrower, and Wells Fargo Bank, National Association, as lender	Filed herewith

10.3*	Employment Offer Letter Agreement, dated as of February 12, 2016, between Bloomin’ Brands, Inc. and Michael Kappitt	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]	Filed herewith

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

1Confidential treatment has been requested with respect to portions of Exhibit 10.1 and such portions have been filed separately with the Securities and Exchange Commission.

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

Date:	May 3, 2016	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]