Form 10-Q
period 2016-06-26
Bloomin' Brands, Inc.
filed 2016-08-03
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2016
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

As of July 29, 2016, 111,940,924 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 26, 2016
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 26, 2016	DECEMBER 27, 2015
ASSETS
Current Assets
Cash and cash equivalents	$102,074	$132,337
Current portion of restricted cash and cash equivalents	802	6,772
Inventories	67,682	80,704
Current portion of assets held for sale	29,943	784
Other current assets, net	95,647	198,047
Total current assets	296,148	418,644
Restricted cash	—	16,265
Long-term portion of assets held for sale	16,884	—
Property, fixtures and equipment, net	1,498,342	1,594,460
Goodwill	304,613	300,861
Intangible assets, net	541,690	546,837
Deferred income tax assets	342	7,631
Other assets, net	126,360	147,871
Total assets	$2,784,379	$3,032,569

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 26, 2016	DECEMBER 27, 2015
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$202,953	$193,116
Accrued and other current liabilities	210,313	206,611
Unearned revenue	264,941	382,586
Current portion of liabilities held for sale	18,350	—
Current portion of long-term debt, net	28,288	31,853
Total current liabilities	724,845	814,166
Deferred rent	147,004	139,758
Deferred income tax liabilities	38,259	53,546
Long-term liabilities held for sale	4,077	—
Long-term debt, net	1,210,370	1,285,011
Other long-term liabilities, net	326,425	294,662
Total liabilities	2,450,980	2,587,143
Commitments and contingencies (Note 16)
Mezzanine Equity
Redeemable noncontrolling interests	24,134	23,526
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of June 26, 2016 and December 27, 2015	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 111,865,247 and 119,214,522 shares issued and outstanding as of June 26, 2016 and December 27, 2015, respectively	1,119	1,192
Additional paid-in capital	1,068,757	1,072,861
Accumulated deficit	(633,205)	(518,360)
Accumulated other comprehensive loss	(140,060)	(147,367)
Total Bloomin’ Brands stockholders’ equity	296,611	408,326
Noncontrolling interests	12,654	13,574
Total stockholders’ equity	309,265	421,900
Total liabilities, mezzanine equity and stockholders’ equity	$2,784,379	$3,032,569

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Revenues
Restaurant sales	$1,072,519	$1,092,759	$2,230,571	$2,287,569
Other revenues	6,069	6,838	12,205	14,087
Total revenues	1,078,588	1,099,597	2,242,776	2,301,656
Costs and expenses
Cost of sales	346,811	357,455	722,099	744,923
Labor and other related	309,155	301,039	631,960	625,025
Other restaurant operating	250,443	254,281	504,014	518,319
Depreciation and amortization	49,004	47,375	96,655	93,861
General and administrative	68,566	75,962	143,591	149,209
Provision for impaired assets and restaurant closings	41,276	900	44,440	10,033
Total costs and expenses	1,065,255	1,037,012	2,142,759	2,141,370
Income from operations	13,333	62,585	100,017	160,286
Loss on defeasance, extinguishment and modification of debt	—	(2,638)	(26,580)	(2,638)
Other (expense) income, net	(1)	57	(20)	(1,090)
Interest expense, net	(10,302)	(12,867)	(23,177)	(26,065)
Income before provision for income taxes	3,030	47,137	50,240	130,493
Provision for income taxes	11,095	14,081	22,422	35,355
Net (loss) income	(8,065)	33,056	27,818	95,138
Less: net income attributable to noncontrolling interests	1,112	830	2,520	2,324
Net (loss) income attributable to Bloomin’ Brands	$(9,177)	$32,226	$25,298	$92,814

Net (loss) income	$(8,065)	$33,056	$27,818	$95,138
Other comprehensive income:
Foreign currency translation adjustment	19,965	(26,182)	12,680	(51,644)
Unrealized (losses) gains on derivatives, net of tax	(2,187)	844	(4,922)	(3,168)
Reclassification of adjustment for loss on derivatives included in net income, net of tax	967	—	1,955	—
Comprehensive income	10,680	7,718	37,531	40,326
Less: comprehensive income attributable to noncontrolling interests	2,820	830	4,926	2,324
Comprehensive income attributable to Bloomin’ Brands	$7,860	$6,888	$32,605	$38,002

(Loss) earnings per share:
Basic	$(0.08)	$0.26	$0.22	$0.75
Diluted	$(0.08)	$0.26	$0.21	$0.73
Weighted average common shares outstanding:
Basic	113,330	123,046	115,630	124,174
Diluted	113,330	126,242	118,560	127,501

Cash dividends declared per common share	$0.07	$0.06	$0.14	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 27, 2015	119,215	$1,192	$1,072,861	$(518,360)	$(147,367)	$13,574	$421,900
Net income	—	—	—	25,298	—	2,139	27,437
Other comprehensive income (loss), net of tax	—	—	—	—	7,307	(24)	7,283
Cash dividends declared, $0.14 per common share	—	—	(16,216)	—	—	—	(16,216)
Repurchase and retirement of common stock	(7,775)	(78)	—	(139,814)	—	—	(139,892)
Stock-based compensation	—	—	12,854	—	—	—	12,854
Tax shortfall from stock-based compensation	—	—	(594)	—	—	—	(594)
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	425	5	632	(329)	—	—	308
Change in the redemption value of redeemable interests	—	—	(1,349)	—	—	—	(1,349)
Purchase of noncontrolling interests, net of tax of $522	—	—	569	—	—	164	733
Distributions to noncontrolling interests	—	—	—	—	—	(3,652)	(3,652)
Contributions from noncontrolling interests	—	—	—	—	—	453	453
Balance, June 26, 2016	111,865	$1,119	$1,068,757	$(633,205)	$(140,060)	$12,654	$309,265

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 28, 2014	125,950	$1,259	$1,085,627	$(474,994)	$(60,542)	$5,099	$556,449
Net income	—	—	—	92,814	—	2,128	94,942
Other comprehensive loss, net of tax	—	—	—	—	(54,812)	—	(54,812)
Cash dividends declared, $0.12 per common share	—	—	(14,814)	—	—	—	(14,814)
Repurchase and retirement of common stock	(4,129)	(41)	—	(99,959)	—	—	(100,000)
Stock-based compensation	—		10,215	—	—	—	10,215
Excess tax benefit from stock-based compensation	—	—	1,272	—	—	—	1,272
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	804	8	6,004	(525)	—	—	5,487
Purchase of limited partnership interests, net of tax	—	—	(229)	—	—	—	(229)
Distributions to noncontrolling interests	—	—	—	—	—	(2,729)	(2,729)
Contributions from noncontrolling interests	—	—	—	—	—	167	167
Balance, June 28, 2015	122,625	$1,226	$1,088,075	$(482,664)	$(115,354)	$4,665	$495,948

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 26, 2016	JUNE 28, 2015
Cash flows provided by operating activities:
Net income	$27,818	$95,138
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	96,655	93,861
Amortization of deferred discounts and issuance costs	2,542	2,439
Amortization of deferred gift card sales commissions	15,832	15,548
Provision for impaired assets and restaurant closings	44,440	10,033
Stock-based and other non-cash compensation expense	11,454	11,810
Deferred income tax expense	3,187	1,931
Loss on defeasance, extinguishment and modification of debt	26,580	2,638
Excess tax benefit from stock-based compensation	(378)	(1,272)
Other non-cash items, net	(2,408)	(1,051)
Change in assets and liabilities:
Decrease in inventories	12,085	6,352
Decrease in other current assets	81,652	66,321
Decrease in other assets	4,418	7,291
Decrease in accounts payable and accrued and other current liabilities	(3,458)	(6,505)
Increase in deferred rent	8,377	13,063
Decrease in unearned revenue	(115,507)	(118,257)
Decrease in other long-term liabilities	(7,873)	(1,913)
Net cash provided by operating activities	205,416	197,427
Cash flows provided by (used in) investing activities:
Proceeds from disposal of property, fixtures and equipment	527	3,104
Proceeds from sale-leaseback transactions, net	160,597	—
Proceeds from sale of a business	—	7,798
Capital expenditures	(109,319)	(114,251)
Decrease in restricted cash	35,238	31,694
Increase in restricted cash	(12,999)	(29,216)
Other investments, net	(3,910)	11,550
Net cash provided by (used in) investing activities	$70,134	$(89,321)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 26, 2016	JUNE 28, 2015
Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net	$294,699	$—
Defeasance, extinguishment and modification of debt	(478,906)	(215,000)
Repayments of long-term debt	(103,728)	(29,419)
Proceeds from borrowings on revolving credit facilities, net	414,000	396,101
Repayments of borrowings on revolving credit facilities	(233,000)	(152,300)
Proceeds from the exercise of share-based compensation	637	6,012
Distributions to noncontrolling interests	(3,652)	(2,729)
Contributions from noncontrolling interests	539	167
Purchase of limited partnership and noncontrolling interests	(8,983)	(652)
Repayments of partner deposits and accrued partner obligations	(10,018)	(27,231)
Repurchase of common stock	(140,221)	(100,525)
Excess tax benefit from stock-based compensation	378	1,272
Cash dividends paid on common stock	(16,216)	(14,814)
Net cash used in financing activities	(284,471)	(139,118)
Effect of exchange rate changes on cash and cash equivalents	853	(1,960)
Transfers of cash and cash equivalents to assets held for sale	(22,195)	—
Net decrease in cash and cash equivalents	(30,263)	(32,972)
Cash and cash equivalents as of the beginning of the period	132,337	165,744
Cash and cash equivalents as of the end of the period	$102,074	$132,772
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,031	$25,730
Cash paid for income taxes, net of refunds	15,087	10,883
Supplemental disclosures of non-cash investing and financing activities:
Change in acquisition of property, fixtures and equipment included in accounts payable or capital lease liabilities	$15,721	$(3,015)

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

Recently Issued Financial Accounting Standards Not Yet Adopted - In March 2016, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). ASU No. 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU No. 2016-09 will be effective for the Company in fiscal year 2017. While reducing the complexity of the accounting for share based-payments, ASU No. 2016-09 is expected to impact net income, earnings per share and cash flows.

In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” (“ASU No. 2016-02”). ASU No. 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU No. 2016-02 is effective for the Company in fiscal year 2019 and must be adopted using a modified retrospective approach. The Company is currently evaluating the impact the adoption of ASU No. 2016-02 will have on its financial position, results of operations and cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers” (“ASU No. 2014-09”). ASU No. 2014-09 provides a single source of guidance for revenue arising from contracts with customers and supersedes current revenue recognition standards. Under ASU No. 2014-09, revenue is recognized in an amount that reflects the consideration an entity expects to receive for the transfer of goods and services. ASU No. 2014-09, as amended by ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606)—Deferral of the Effective Date”, ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing” and ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients”, will be effective for

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

the Company in fiscal year 2018 and is applied retrospectively to each period presented or as a cumulative effect adjustment at the date of adoption. The Company has not selected a transition method and is evaluating the impact this guidance will have on its financial position, results of operations and cash flows.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company.

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period. These reclassifications had no effect on previously reported net (loss) income.

2.    Impairments, Disposals and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Impairment losses
U.S.	$81	$111	$81	$1,406
International	39,636	—	39,636	—
Corporate	—	746	—	746
Total impairment losses	$39,717	$857	$39,717	$2,152
Restaurant closure expenses
U.S.	$1,221	$340	$4,849	$1,774
International	338	(297)	(126)	6,107
Total restaurant closure expenses	$1,559	$43	$4,723	$7,881
Provision for impaired assets and restaurant closings	$41,276	$900	$44,440	$10,033

Outback South Korea - On July 7, 2016, the Company entered into an agreement to sell its Outback Steakhouse subsidiary in South Korea (“Outback South Korea”) for a purchase price of $50.0 million, in cash. In connection with the decision to sell Outback South Korea, the Company recognized an impairment charge of $39.6 million, including estimated costs to sell of $3.3 million, within the International segment during the thirteen and twenty-six weeks ended June 26, 2016. After completion of the sale on July 25, 2016, the Company’s restaurant locations in South Korea are operated as franchises under an agreement with the buyer.

As of June 26, 2016, in connection with the sale, the Company recognized deferred tax liabilities of $3.5 million to reflect management’s change in assertion of permanent reinvestment of undistributed earnings in South Korea.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following are the assets and liabilities of Outback South Korea as of June 26, 2016:

(dollars in thousands)	JUNE 26, 2016
Assets
Cash and cash equivalents	$22,195
Other current assets, net	6,907
Property, fixtures and equipment, net	26,922
Goodwill	1,901
Deferred income tax assets	7,252
Other assets, net	20,445
Total assets (1)	85,622
Impairment on carrying value of assets held for sale (2)	(39,636)
Total assets, net of impairment	$45,986

Liabilities
Accrued and other current liabilities	$16,201
Unearned revenue	2,149
Deferred rent	1,175
Other long-term liabilities, net	2,902
Total liabilities (1)	$22,427
________________

(1)
Certain assets and liabilities of Outback South Korea are classified as non-current in the Consolidated Balance Sheet as of June 26, 2016, since net proceeds from the sale will be used to make a payment on the revolving credit facility, which is classified as a non-current liability.

(2)
After considering the effect of foreign currency translation adjustments of $20.6 million included in Accumulated other comprehensive loss, the Company recognized an impairment charge of $39.6 million.

Following are the components of Outback South Korea included in the Consolidated Statements of Operations and Comprehensive Income for the following periods:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Restaurant sales	$36,690	$36,232	$78,702	$86,367
Loss before income taxes (1)	$(38,601)	$(151)	$(34,594)	$(3,174)
________________

(1)	Includes impairment charges of $39.6 million for Assets held for sale during the thirteen and twenty-six weeks ended June 26, 2016.

Bonefish Restructuring - On February 12, 2016, the Company decided to close 14 Bonefish restaurants (“Bonefish Restructuring”). The Company expects to substantially complete these restaurant closings through the first quarter of 2019. In connection with the Bonefish Restructuring, the Company recognized pre-tax restaurant and other closing costs of approximately $0.8 million and $4.4 million during the thirteen and twenty-six weeks ended June 26, 2016, respectively, which were recorded within the U.S. segment.

The Company currently expects to incur additional charges of approximately $2.3 million to $4.9 million over the next five years, including costs associated with lease obligations, employee terminations and other closure-related obligations. Following is a summary of estimated pre-tax expense by type:

	ESTIMATED EXPENSE (dollars in millions)
Lease-related liabilities, net of subleases	$2.0	to	$4.0
Employee severance and other obligations	$0.3	to	$0.9

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Total future cash expenditures of $11.1 million to $13.3 million, primarily related to lease liabilities, are expected to occur through October 2024.

Restaurant Closure Initiatives - During 2014, the Company decided to close 36 underperforming international locations, primarily in South Korea (the “International Restaurant Closure Initiative”). In 2013, the Company decided to close 22 underperforming domestic locations (the “Domestic Restaurant Closure Initiative”).

Following is a summary of expenses related to the Bonefish Restructuring and International and Domestic Restaurant Closure Initiatives recognized in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated (dollars in thousands):

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Property, fixtures and equipment impairments
Domestic Restaurant Closure Initiative	$81	$—	$81	$—
Facility closure and other expenses
Bonefish Restructuring	807	—	4,380	—
International Restaurant Closure Initiative	338	(309)	(124)	6,095
Domestic Restaurant Closure Initiative	—	—	—	1,337
	$1,226	$(309)	$4,337	$7,432

Following is a summary of expenses related to the Domestic and International Restaurant Closure Initiatives and the Bonefish Restructuring recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (dollars in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
		JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Impairments, facility closure and other expenses	Provision for impaired assets and restaurant closings	$1,226	$(309)	$4,337	$7,432
Severance and other expenses	General and administrative	26	246	624	1,573
Reversal of deferred rent liability	Other restaurant operating	(876)	—	(2,801)	(198)
		$376	$(63)	$2,160	$8,807

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the Bonefish Restructuring and Domestic and International Restaurant Closure Initiatives, during the twenty-six weeks ended June 26, 2016:

TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016
Beginning of the period	$5,699
Charges	4,863
Cash payments	(3,584)
Adjustments	(140)
End of the period (1)	$6,838
________________

(1)
As of June 26, 2016, the Company had exit-related accruals of $2.2 million recorded in Accrued and other current liabilities and $4.6 million recorded in Other long-term liabilities, net in the Consolidated Balance Sheet.

3.    (Loss) Earnings Per Share

The following table presents the computation of basic and diluted (loss) earnings per share:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Net (loss) income attributable to Bloomin’ Brands	$(9,177)	$32,226	$25,298	$92,814

Basic weighted average common shares outstanding	113,330	123,046	115,630	124,174

Effect of diluted securities:
Stock options	—	3,025	2,719	3,123
Nonvested restricted stock and restricted stock units	—	171	208	201
Nonvested performance-based share units	—	—	3	3
Diluted weighted average common shares outstanding	113,330	126,242	118,560	127,501

Basic (loss) earnings per share	$(0.08)	$0.26	$0.22	$0.75
Diluted (loss) earnings per share	$(0.08)	$0.26	$0.21	$0.73

Dilutive securities outstanding not included in the computation of (loss) earnings per share because their effect was antidilutive were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Stock options	8,269	2,899	4,854	2,510
Nonvested restricted stock and restricted stock units	587	26	376	43
Nonvested performance-based share units	77	—	83	—

4.    Stock-based and Deferred Compensation Plans

Stock-based Compensation Plans

Equity Compensation Plans - On April 22, 2016, the Company’s shareholders approved the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Incentive Plan”). Following approval of the 2016 Incentive

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Plan, no further awards have been granted under the Company’s previous equity compensation plans. Existing awards under previous plans continue to vest in accordance with the original vesting schedule and will expire at the end of their original term. The 2016 Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other cash-based or stock-based awards to Company management, other key employees, consultants and directors.

As of June 26, 2016, the maximum number of shares of common stock available for issuance pursuant to the 2016 Incentive Plan was 5,297,128.

Performance-based Share Units - During the twenty-six weeks ended June 26, 2016, the Company granted performance-based share units that vest after three years based on the achievement of certain Company performance criteria as set forth in the award agreement and may range from zero to 200% of the target grant.

The Company recognized stock-based compensation expense as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Stock options	$3,301	$2,552	$6,019	$4,979
Restricted stock and restricted stock units	2,518	1,741	4,562	3,150
Performance-based share units	867	940	1,752	1,689
	$6,686	$5,233	$12,333	$9,818

During the twenty-six weeks ended June 26, 2016, the Company made grants to its employees of 2.9 million stock options, 1.0 million time-based restricted stock units and 0.4 million performance-based share units.

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows:

TWENTY-SIX WEEKS ENDED
JUNE 26, 2016
Assumptions:
Weighted-average risk-free interest rate (1)	1.3%
Dividend yield (2)	1.6%
Expected term (3)	6.1 years
Weighted-average volatility (4)	35.2%

Weighted-average grant date fair value per option	$5.27
________________

(1)	Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the contractual life of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)
Expected term represents the period of time that the options are expected to be outstanding. The simplified method of estimating the expected term is used since the Company does not have significant historical exercise experience for its stock options.

(4)	Volatility is based on the historical volatilities of the Company’s stock and the stock of comparable peer companies.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of June 26, 2016:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$28,092	2.6
Restricted stock and restricted stock units	$27,615	3.0
Performance-based share units	$4,607	1.9

5.    Other Current Assets, Net

Other current assets, net, consisted of the following:

(dollars in thousands)	JUNE 26, 2016	DECEMBER 27, 2015
Prepaid expenses	$25,568	$30,373
Accounts receivable - gift cards, net	23,372	115,926
Accounts receivable - vendors, net	9,306	10,310
Accounts receivable - franchisees, net	1,811	1,149
Accounts receivable - other, net	20,299	21,158
Other current assets, net	15,291	19,131
	$95,647	$198,047

6.     Property, Fixtures and Equipment, Net

During the twenty-six weeks ended June 26, 2016, the Company entered into sale-leaseback transactions with third-parties in which it sold 46 restaurant properties at fair market value for gross proceeds of $163.5 million. The Company recorded a deferred gain on the sale of certain of the properties of $53.8 million, primarily in Other long-term liabilities, net in its Consolidated Balance Sheet. Deferred gains from these sale-leaseback transactions are amortized to General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income over the initial term of each lease, ranging from 15 to 20 years.

7.     Goodwill, Net

Goodwill - The following table is a rollforward of goodwill:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 27, 2015	$172,711	$128,150	$300,861
Translation adjustments	—	5,653	5,653
Transfer to Assets held for sale (1)	—	(1,901)	(1,901)
Balance as of June 26, 2016	$172,711	$131,902	$304,613
_______________

(1)
During the twenty-six weeks ended June 26, 2016, the Company reclassified Goodwill associated with Outback South Korea to assets held for sale. Refer to Note 2 - Impairments, Disposals and Exit Costs for further discussion.

The Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during the fiscal second quarters of 2016 and 2015. In connection with these assessments, the Company did not record any goodwill or indefinite-lived intangible impairment charges.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

8.    Other Assets, Net

Other assets, net, consisted of the following:

(dollars in thousands)	JUNE 26, 2016	DECEMBER 27, 2015
Company-owned life insurance	$71,697	$68,950
Deferred financing fees (1)	3,181	3,730
Liquor licenses	27,865	27,869
Other assets	23,617	47,322
	$126,360	$147,871
________________

(1)	Net of accumulated amortization of $2.7 million and $2.2 million as of June 26, 2016 and December 27, 2015, respectively.

9.    Long-term Debt, Net

Following is a summary of outstanding long-term debt:

	JUNE 26, 2016		DECEMBER 27, 2015
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$270,000	2.44%	$277,500	2.26%
Term loan A-1	146,250	2.41%	150,000	2.34%
Revolving credit facility (1)	613,000	2.43%	432,000	2.29%
Total Senior Secured Credit Facility	$1,029,250		$859,500
PRP Mortgage Loan (2)	$212,153	2.91%	$—	—%
2012 CMBS loan:
First mortgage loan (1)	$—	—%	$289,588	4.13%
First mezzanine loan	—	—%	84,028	9.00%
Second mezzanine loan	—	—%	85,353	11.25%
Total 2012 CMBS loan	$—		$458,969
Capital lease obligations	$2,541		$2,632
Other long-term debt	1,785	0.73% to 7.60%	2,292	0.73% to 7.60%
Less: unamortized debt discount and issuance costs	(7,071)		(6,529)
	$1,238,658		$1,316,864
Less: current portion of long-term debt, net (2)	(28,288)		(31,853)
Long-term debt, net	$1,210,370		$1,285,011
________________

(1)	Represents the weighted-average interest rate for the respective period.

(2)	Subsequent to June 26, 2016, PRP entered into an amendment to its existing PRP Mortgage Loan. See Note 18 - Subsequent Events for further discussion.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

Debt Covenants - As of June 26, 2016 and December 27, 2015, the Company was in compliance with its debt covenants.
10.    Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following:

(dollars in thousands)	JUNE 26, 2016	DECEMBER 27, 2015
Accrued insurance liability	$39,200	$40,649
Unfavorable leases, net of accumulated amortization	43,568	45,375
Chef and Restaurant Managing Partner deferred compensation obligations and deposits	116,347	134,470
Deferred gain on sale-leaseback transactions, net of accumulated amortization (1)	82,330	33,154
Other long-term liabilities	44,980	41,014
	$326,425	$294,662
_______________

(1)	Refer to Note 6 - Property, Fixtures and Equipment, Net for discussion of the sale-leaseback transactions.

11.    Redeemable Noncontrolling Interests

The Company consolidates subsidiaries in Brazil and China, each of which have noncontrolling interests that are permitted to deliver subsidiary shares in exchange for cash at a future date. The following table presents a rollforward of Redeemable noncontrolling interests during the twenty-six weeks ended June 26, 2016 and June 28, 2015:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015
Balance, beginning of period	$23,526	$24,733
Change in redemption value of Redeemable noncontrolling interests	1,349	—
Foreign currency translation attributable to Redeemable noncontrolling interests	2,430	—
Net income attributable to Redeemable noncontrolling interests	381	196
Purchase of and contributions by Redeemable noncontrolling interests	(3,552)	(459)
Balance, end of period	$24,134	$24,470

Brazil Redeemable Noncontrolling Interests - During the twenty-six weeks ended June 26, 2016, certain former equity holders of PGS Consultoria e Serviços Ltda. (the “Brazil Joint Venture”) exercised options to sell their remaining interests to the Company for $2.2 million. This transaction resulted in a reduction of $3.6 million of Mezzanine equity and an increase of $1.4 million of Additional paid-in capital during the twenty-six weeks ended June 26, 2016. As a result of the option exercise, the Company now owns 91.29% of the Brazil Joint Venture. Various call and put options related to the Brazil Joint Venture remain through 2018, subject to acceleration in certain circumstances.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

12.	Stockholders’ Equity

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

On July 26, 2016, the Board canceled the remaining $110.1 million of authorization under the 2016 Share Repurchase Program and approved a new $300.0 million authorization (the “July 2016 Share Repurchase Program”). The July 2016 Share Repurchase Program will expire on January 26, 2018.

Following is a summary of the shares repurchased under the Company’s share repurchase programs:

	NUMBER OF SHARES (in thousands)	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT (dollars in thousands)
Thirteen weeks ended March 27, 2016	4,399	$17.05	$75,000
Thirteen weeks ended June 26, 2016	3,376	$19.22	64,892
Total common stock repurchases	7,775	$17.99	$139,892

Dividends - The Company declared and paid dividends per share during the period presented as follows:

	DIVIDENDS PER SHARE	AMOUNT (dollars in thousands)
Thirteen weeks ended March 27, 2016	$0.07	$8,238
Thirteen weeks ended June 26, 2016	0.07	7,978
Total cash dividends declared and paid	$0.14	$16,216

In July 2016, the Board declared a quarterly cash dividend of $0.07 per share, payable on August 25, 2016, to shareholders of record at the close of business on August 10, 2016.

Acquisition of Noncontrolling Interests - During the twenty-six weeks ended June 26, 2016, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships for two Outback Steakhouse restaurants for an aggregate purchase price of $1.2 million. These transactions resulted in a reduction of $0.8 million, net of tax, in Additional paid-in capital in the Company’s Consolidated Statement of Changes in Stockholders’ Equity during the twenty-six weeks ended June 26, 2016.

The following table sets forth the effect of the acquisition of the limited partnership interests on stockholders’ equity attributable to Bloomin’ Brands for the twenty-six weeks ended June 26, 2016:

NET INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS AND TRANSFERS TO NONCONTROLLING INTERESTS
TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016
Net income attributable to Bloomin’ Brands	$25,298
Transfers to noncontrolling interests:
Decrease in Bloomin’ Brands additional paid-in capital for purchase of limited partnership interests	(820)
Change from net income attributable to Bloomin’ Brands and transfers to noncontrolling interests	$24,478

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Accumulated Other Comprehensive Loss - Following are the components of Accumulated other comprehensive loss (“AOCL”):

(dollars in thousands)	JUNE 26, 2016	DECEMBER 27, 2015
Foreign currency translation adjustment (1)	$(130,902)	$(141,176)
Unrealized losses on derivatives, net of tax	(9,158)	(6,191)
Accumulated other comprehensive loss	$(140,060)	$(147,367)
________________

(1)
As of June 26, 2016, the Company reclassified the assets and liabilities of Outback South Korea to held for sale. Approximately $20.6 million of the foreign currency translation adjustment in Accumulated other comprehensive loss as of June 26, 2016 was associated with Outback South Korea. Refer to Note 2 - Impairments, Disposals and Exit Costs for further discussion.

Following are the components of Other comprehensive (loss) income during the periods presented:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Bloomin’ Brands:
Foreign currency translation adjustment	$18,257	$(26,182)	$10,274	$(51,644)

Unrealized (losses) gains on derivatives, net of tax (1)	$(2,187)	$844	$(4,922)	$(3,168)
Reclassification of adjustment for loss on derivatives included in Net (loss) income, net of tax (2)	967	—	1,955	—
Total unrealized losses on derivatives, net of tax	$(1,220)	$844	$(2,967)	$(3,168)
Other comprehensive income (loss) attributable to Bloomin’ Brands	$17,037	$(25,338)	$7,307	$(54,812)

Non-controlling interests:
Foreign currency translation adjustment	$(30)	$—	$(24)	$—
Other comprehensive loss attributable to Non-controlling interests	$(30)	$—	$(24)	$—

Redeemable non-controlling interests:
Foreign currency translation adjustment	$1,738	$—	$2,430	$—
Other comprehensive income attributable to Redeemable non-controlling interests	$1,738	$—	$2,430	$—
________________

(1)
Amounts attributable to Bloomin’ Brands are net of tax benefit (expense) of $1.4 million and ($0.5) million for the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively and tax benefit of $3.2 million and $2.0 million for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively.

(2)	Amounts attributable to Bloomin’ Brands are net of tax benefit of $0.6 million and $1.3 million for the thirteen and twenty-six weeks ended June 26, 2016.

13.    Derivative Instruments and Hedging Activities

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

The interest rate swaps, which have been designated and qualify as a cash flow hedge, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. Fair value changes in the interest rate swaps are recognized in AOCL for all effective portions. Balances in AOCL are subsequently reclassified to earnings in the same period that the hedged interest payments affect earnings. The Company estimates $6.1 million will be reclassified to interest expense over the next twelve months.

The following table presents the fair value, accrued interest and classification of the Company’s interest rate swaps:

(dollars in thousands)	JUNE 26, 2016	DECEMBER 27, 2015	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$5,709	$5,142	Accrued and other current liabilities
Interest rate swaps - liability	9,311	5,007	Other long-term liabilities, net
Total fair value of derivative instruments (1)	$15,020	$10,149

Accrued interest	$470	$556	Accrued and other current liabilities
____________________

(1)	See Note 14 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the interest rate swap on Net (loss) income for the thirteen and twenty-six weeks ended June 26, 2016:

	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 26, 2016
Interest rate swap expense recognized in Interest expense, net (1)	$(1,597)	$(3,211)
Income tax benefit recognized in Provision for income taxes	630	1,256
Total effects of the interest rate swaps on Net (loss) income	$(967)	$(1,955)
____________________

(1)	During the thirteen and twenty-six weeks ended June 26, 2016 and June 28, 2015, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

The Company records its derivatives on the Consolidated Balance Sheets on a gross balance basis. The Company’s derivatives are subject to master netting arrangements. As of June 26, 2016, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of June 26, 2016, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of June 26, 2016 and December 27, 2015, the fair value of the Company’s interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $15.8 million and $10.9 million, respectively. As of June 26, 2016 and December 27, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 26, 2016 and December 27, 2015, it could have been required to settle its obligations under the agreements at their termination value of $15.8 million and $10.9 million, respectively.

NON-DESIGNATED HEDGES

Non-deliverable Foreign Currency Forward Contracts - From time to time, the Company has entered into non-deliverable foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. As of June 26, 2016, the Company had $68.9 million of outstanding notional amounts relating to its foreign currency forward contracts. The Company’s foreign currency forward contracts are subject to master netting arrangements.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of June 26, 2016 and December 27, 2015:

	JUNE 26, 2016			DECEMBER 27, 2015
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$206	$206	$—	$6,333	$6,333	$—
Money market funds	18,461	18,461	—	7,168	7,168	—
Restricted cash equivalents:
Fixed income funds	551	551	—	551	551	—
Money market funds	251	251	—	2,681	2,681	—
Other current assets, net:
Derivative instruments - foreign currency forward contracts	606	—	606	59	—	59
Total asset recurring fair value measurements	$20,075	$19,469	$606	$16,792	$16,733	$59

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$5,709	$—	$5,709	$5,142	$—	$5,142
Derivative instruments - commodities	371	—	371	583	—	583
Derivative instruments - foreign currency forward contracts	354	—	354	703	—	703
Other long-term liabilities:
Derivative instruments - interest rate swaps	9,311	—	9,311	5,007	—	5,007
Total liability recurring fair value measurements	$15,745	$—	$15,745	$11,435	$—	$11,435

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps, foreign currency forward contracts and commodities. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The foreign currency forwards are valued by comparing the contracted forward exchange rate to the current market exchange rate. Key inputs for the valuation of the foreign currency forwards are spot rates, foreign currency forward rates, and the interest rate curve of the domestic currency. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of June 26, 2016 and December 27, 2015, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 26, 2016		JUNE 26, 2016
(dollars in thousands)	CARRYING VALUE (1)	TOTAL IMPAIRMENT	CARRYING VALUE (1)	TOTAL IMPAIRMENT
Assets held for sale	$43,995	$39,717	$43,995	$39,717
	$43,995	$39,717	$43,995	$39,717

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2015		JUNE 28, 2015
(dollars in thousands)	CARRYING VALUE (2)	TOTAL IMPAIRMENT	CARRYING VALUE (2)	TOTAL IMPAIRMENT
Assets held for sale	$3,353	$857	$3,353	$1,028
Property, fixtures and equipment	—	—	950	1,124
	$3,353	$857	$4,303	$2,152
________________

(1)
Carrying value approximates fair value with all assets measured using Level 2 inputs for the thirteen and twenty-six weeks ended June 26, 2016. Executed sale contracts (Level 2) were used to estimate the fair value. Refer to Note 2 - Impairments, Disposals and Exit Costs for discussion of impairment related to Outback South Korea.

(2)
Carrying value approximates fair value with all assets measured using Level 2 inputs for the thirteen and twenty-six weeks ended June 28, 2015. A third-party market appraisal (Level 2) and a purchase contract (Level 2) were used to estimate the fair value.

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of June 26, 2016 and December 27, 2015 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of June 26, 2016 and December 27, 2015:

	JUNE 26, 2016			DECEMBER 27, 2015
		FAIR VALUE			FAIR VALUE
(dollars in thousands)	CARRYING VALUE	LEVEL 2	LEVEL 3	CARRYING VALUE	LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$270,000	$268,988	$—	$277,500	$276,459	$—
Term loan A-1	146,250	145,702	—	150,000	149,438	—
Revolving credit facility	613,000	609,169	—	432,000	429,300	—
PRP Mortgage Loan	212,153	—	212,153	—	—	—
2012 CMBS loan:
Mortgage loan	—	—	—	289,588	—	293,222
First mezzanine loan	—	—	—	84,028	—	83,608
Second mezzanine loan	—	—	—	85,353	—	85,780
Other notes payable	429	—	421	931	—	918

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
PRP Mortgage Loan	Assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.
2012 CMBS loan	Assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.
Other notes payable	Discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value.

15.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Income before provision for income taxes	$3,030	$47,137	$50,240	$130,493
Provision for income taxes	$11,095	$14,081	$22,422	$35,355
Effective income tax rate	366.2%	29.9%	44.6%	27.1%

The net increase in the effective income tax rate for the thirteen and twenty-six weeks ended June 26, 2016 was primarily due to impairment and the recording of additional tax liabilities, including incremental taxes on earnings that were previously considered permanently reinvested, in connection with the sale of Outback South Korea.

16.    Commitments and Contingencies

Litigation and Other Matters - The Company had $4.5 million of liabilities recorded for various legal matters as of June 26, 2016 and December 27, 2015. Following is a summary of legal settlement costs the Company recognized in Other restaurant operating in its Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Legal settlements	$936	$(95)	$1,247	$132

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

17.    Segment Reporting

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

SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America, including Puerto Rico
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse (1)	Brazil, South Korea, Hong Kong, China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
________________

(1)	Includes international franchise locations.

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

The following table is a summary of Total revenue by segment:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Total revenues
U.S.	$958,981	$982,978	$2,002,760	$2,044,992
International	119,607	116,619	240,016	256,664
Total revenues	$1,078,588	$1,099,597	$2,242,776	$2,301,656

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a reconciliation of Segment income (loss) from operations to Income before provision for income taxes:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Segment income (loss) from operations
U.S.	$89,010	$96,192	$206,849	$224,460
International	(34,573)	5,727	(23,224)	14,606
Total segment income from operations	54,437	101,919	183,625	239,066
Unallocated corporate operating expense	(41,104)	(39,334)	(83,608)	(78,780)
Total income from operations	13,333	62,585	100,017	160,286
Loss on defeasance, extinguishment and modification of debt	—	(2,638)	(26,580)	(2,638)
Other expense, net	(1)	57	(20)	(1,090)
Interest expense, net	(10,302)	(12,867)	(23,177)	(26,065)
Income before provision for income taxes	$3,030	$47,137	$50,240	$130,493

The following table is a summary of Depreciation and amortization expense by segment:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Depreciation and amortization
U.S.	$38,960	$37,670	$77,162	$74,385
International	6,954	6,690	13,501	13,526
Corporate	3,090	3,015	5,992	5,950
Total depreciation and amortization	$49,004	$47,375	$96,655	$93,861

18.    Subsequent Events

On July 27, 2016, PRP, as borrower, and Wells Fargo Bank, National Association, as lender (the “Lender”), entered into a First Amendment (the “Amendment”) to PRP’s existing loan agreement dated as of February 11, 2016 to provide for additional borrowings of $69.5 million, increasing the outstanding loan balance as of the date of the Amendment from $189.3 million to $258.8 million. The PRP Mortgage Loan is collateralized by 105 properties owned by PRP.
The PRP Mortgage Loan permits the Company to refinance or sell the Collateral Properties and the Unencumbered Properties, subject to certain terms and conditions, including that specified release proceeds are applied against the outstanding loan balance. If the PRP Mortgage Loan balance exceeds $219.9 million on March 1, 2017 or $160.0 million on September 1, 2017, PRP’s rental income is required to be applied against the outstanding loan balance.
The PRP Mortgage Loan repayment schedule, including the Extension, is as follows (dollars in thousands):

PAYMENT DATE	INITIAL MATURITY	EXTENSION
February 28, 2017	$38,813	$38,813
August 31, 2017	59,943	59,943
February 11, 2018	160,000	50,000
August 31, 2018	—	50,000
February 11, 2019	—	60,000
	$258,756	$258,756

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. Important factors that could cause actual results to differ materially from statements made or suggested by forward-looking statements include, but are not limited to, the following:

(i)	Our ability to preserve and grow the reputation and value of our brands;

(ii)	Economic conditions and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

(iii)	Our ability to compete in the highly competitive restaurant industry with many well-established competitors and new market entrants;

(iv)	Consumer reactions to public health and food safety issues;

(v)
Our ability to comply with governmental laws and regulations, the costs of compliance with such laws and regulations and the effects of changes to applicable laws and regulations, including tax laws and unanticipated liabilities;

(vi)	Minimum wage increases and additional mandated employee benefits;

(vii)	Fluctuations in the price and availability of commodities;

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(viii)
Our ability to implement our expansion, remodeling and relocation plans due to uncertainty in locating and acquiring attractive sites on acceptable terms, obtaining required permits and approvals, recruiting and training necessary personnel, obtaining adequate financing and estimating the performance of newly opened, remodeled or relocated restaurants;

(ix)	Our ability to protect our information technology systems from interruption or security breach and to protect consumer data and personal employee information;

(x)	The effects of international economic, political and social conditions and legal systems on our foreign operations and on foreign currency exchange rates;

(xi)	Seasonal and periodic fluctuations in our results and the effects of significant adverse weather conditions and other disasters or unforeseen events;

(xii)	Our ability to effectively respond to changes in patterns of consumer traffic, consumer tastes and dietary habits;

(xiii)	Strategic actions, including acquisitions and dispositions, and our success in integrating any newly acquired or newly created businesses.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of June 26, 2016, we owned and operated 1,335 restaurants and franchised 166 restaurants across 48 states, Puerto Rico, Guam and 20 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
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

Executive Summary

Our financial results for the thirteen weeks ended June 26, 2016 (“second quarter of 2016”) include the following:

•
A decrease in total revenues of 1.9% to $1.1 billion in the second quarter of 2016, as compared to the second quarter of 2015, was primarily due to: (i) a 2.3% decrease in U.S. comparable restaurant sales, primarily due to a decline in customer traffic, (ii) the effect of foreign currency translation, due to the depreciation of the Brazil Real, and (iii) the closing of 23 restaurants since March 29, 2015. The decrease in restaurant sales was partially offset by the opening of 67 new restaurants not included in our comparable restaurant sales base.

•
Income from operations of $13.3 million in the second quarter of 2016, as compared to income from operations of $62.6 million in the second quarter of 2015, decreased primarily due to impairment charges related to the sale of Outback South Korea and lower operating margin at the restaurant-level, partially offset by lower general and administrative expense.

Following is a summary of significant actions we have taken and other factors that impacted our operating results and liquidity to date in 2016:

Sale of Outback South Korea - On July 25, 2016, we sold Outback South Korea for $50.0 million, in cash and recognized an impairment charge of $39.6 million during the thirteen and twenty-six weeks ended June 26, 2016. After completion of the sale, our restaurant locations in South Korea are operated as franchises. See Note 2 - Impairments, Disposals and Exit Costs of the Notes to Consolidated Financial Statements for further information.

Sale-leaseback Transactions - During the twenty-six weeks ended June 26, 2016, we entered into sale-leaseback transactions with third-parties in which we sold 46 restaurant properties at fair market value for gross proceeds of $163.5 million. See Note 6 - Property, Fixtures and Equipment, Net of the Notes to Consolidated Financial Statements for further information.

Dividend and Share Repurchase Programs - On February 12, 2016, the Board canceled the remaining $30.0 million of authorization under the 2015 Share Repurchase Program and approved a $250.0 million authorization (the “2016 Share Repurchase Program”).

On July 26, 2016, the Board canceled the remaining $110.1 million of authorization under the 2016 Share Repurchase Program and approved a new $300.0 million authorization (the “July 2016 Share Repurchase Program”). The July

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

2016 Share Repurchase Program will expire on January 26, 2018.

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
On July 27, 2016, PRP, as borrower, and Wells Fargo Bank, National Association, as Lender, entered into an Amendment to PRP’s Original Loan Agreement to provide for additional borrowings of $69.5 million, increasing the outstanding loan balance as of the date of the Amendment from $189.3 million to $258.8 million. See Note 18 - Subsequent Events of the Notes to Consolidated Financial Statements for further information.
Bonefish Restructuring - On February 12, 2016, we decided to close 14 Bonefish restaurants. We expect to substantially complete these restaurant closings by the first quarter of 2019. In connection with the Bonefish Restructuring, we recognized pre-tax restaurant and other closing costs of approximately $0.8 million and $4.4 million during the thirteen and twenty-six weeks ended June 26, 2016, respectively. See Note 2 - Impairments, Disposals and Exit Costs of the Notes to Consolidated Financial Statements for further information.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

Number of restaurants (at end of the period):	JUNE 26, 2016	JUNE 28, 2015
U.S.
Outback Steakhouse
Company-owned	650	649
Franchised	105	105
Total	755	754
Carrabba’s Italian Grill
Company-owned	244	244
Franchised	3	2
Total	247	246
Bonefish Grill
Company-owned	204	207
Franchised	6	5
Total	210	212
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	66	66
International
Company-owned
Outback Steakhouse - Brazil (1)	78	69
Outback Steakhouse - South Korea (2)	74	76
Other	19	12
Franchised	52	57
Total	223	214
System-wide total	1,501	1,492
____________________

(1)	The restaurant counts for Brazil are reported as of May 31, 2016 and 2015, respectively, to correspond with the balance sheet dates of this subsidiary.

(2)	Subsequent to June 26, 2016, we entered into an agreement to sell our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations and Comprehensive Income in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Revenues
Restaurant sales	99.4%	99.4%	99.5%	99.4%
Other revenues	0.6	0.6	0.5	0.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.3	32.7	32.4	32.6
Labor and other related (1)	28.8	27.5	28.3	27.3
Other restaurant operating (1)	23.4	23.3	22.6	22.7
Depreciation and amortization	4.5	4.3	4.3	4.1
General and administrative	6.4	6.9	6.4	6.5
Provision for impaired assets and restaurant closings	3.8	0.1	2.0	0.4
Total costs and expenses	98.8	94.3	95.5	93.0
Income from operations	1.2	5.7	4.5	7.0
Loss on defeasance, extinguishment and modification of debt	—	(0.2)	(1.2)	(0.1)
Other (expense) income, net	(*)	*	(*)	(*)
Interest expense, net	(0.9)	(1.2)	(1.1)	(1.2)
Income before provision for income taxes	0.3	4.3	2.2	5.7
Provision for income taxes	1.0	1.3	1.0	1.6
Net (loss) income	(0.7)	3.0	1.2	4.1
Less: net income attributable to noncontrolling interests	0.2	0.1	0.1	0.1
Net (loss) income attributable to Bloomin’ Brands	(0.9)%	2.9%	1.1%	4.0%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the thirteen and twenty-six weeks ended June 26, 2016:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the period ending June 28, 2015	$1,092.8	$2,287.6
Change from:
Comparable restaurant sales	(16.7)	(28.2)
Effect of foreign currency translation	(14.3)	(50.6)
Restaurant closings	(12.5)	(25.2)
Divestiture of Roy’s	—	(5.7)
Restaurant openings	23.2	52.7
For the period ending June 26, 2016	$1,072.5	$2,230.6

The decrease in Restaurant sales in the thirteen weeks ended June 26, 2016 was primarily attributable to: (i) lower U.S. comparable restaurant sales, (ii) the effect of foreign currency translation, due to the depreciation of the Brazil Real, and (iii) the closing of 23 restaurants since March 29, 2015. The decrease in restaurant sales was partially offset by the opening of 67 new restaurants not included in our comparable restaurant sales base.

The decrease in Restaurant sales in the twenty-six weeks ended June 26, 2016 was primarily attributable to: (i) the effect of foreign currency translation, due to the depreciation of the Brazil Real, (ii) lower U.S. comparable restaurant sales and (iii) the closing of 46 restaurants since December 28, 2014. The decrease in restaurant sales was partially offset by the opening of 82 new restaurants not included in our comparable restaurant sales base.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases):

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more) (1):
U.S.
Outback Steakhouse	(2.5)%	4.0%	(1.9)%	4.5%
Carrabba’s Italian Grill	(4.8)%	0.9%	(3.3)%	1.4%
Bonefish Grill	0.9%	(4.6)%	(1.0)%	(1.7)%
Fleming’s Prime Steakhouse & Wine Bar	(0.8)%	3.2%	0.3%	3.1%
Combined U.S.	(2.3)%	2.0%	(1.9)%	2.9%
International
Outback Steakhouse - Brazil (2)	3.9%	3.4%	6.4%	4.8%
Outback Steakhouse - South Korea	10.8%	(11.8)%	1.4%	(7.0)%

Traffic:
U.S.
Outback Steakhouse	(5.9)%	(0.8)%	(4.4)%	(0.1)%
Carrabba’s Italian Grill	(4.8)%	1.4%	(1.6)%	2.4%
Bonefish Grill	(2.8)%	(7.8)%	(4.0)%	(4.8)%
Fleming’s Prime Steakhouse & Wine Bar	(3.7)%	3.1%	(1.2)%	1.9%
Combined U.S.	(5.2)%	(1.1)%	(3.7)%	(0.2)%
International
Outback Steakhouse - Brazil	(1.5)%	(0.7)%	(0.4)%	0.3%
Outback Steakhouse - South Korea	20.7%	(12.6)%	6.8%	(8.3)%

Average check per person increases (decreases) (3):
U.S.
Outback Steakhouse	3.4%	4.8%	2.5%	4.6%
Carrabba’s Italian Grill	—%	(0.5)%	(1.7)%	(1.0)%
Bonefish Grill	3.7%	3.2%	3.0%	3.1%
Fleming’s Prime Steakhouse & Wine Bar	2.9%	0.1%	1.5%	1.2%
Combined U.S.	2.9%	3.1%	1.8%	3.1%
International
Outback Steakhouse - Brazil	6.3%	4.5%	6.7%	4.6%
Outback Steakhouse - South Korea	(9.9)%	0.8%	(5.4)%	1.3%
____________________

(1)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(2)
Includes the trading day impact from calendar period reporting of (0.9%) and (0.4%) for the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively and 0.1% and (0.1%) for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively.

(3)	Average check per person increases (decreases) includes the impact of menu pricing changes, product mix and discounts.

For the thirteen and twenty-six weeks ended June 26, 2016, combined U.S. comparable restaurant sales decreased due to decreases in traffic, partially offset by increases in pricing and product mix.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

For the thirteen and twenty-six weeks ended June 26, 2016, comparable restaurant sales for Brazil increased primarily due to increases in pricing, partially offset by decreases in product mix and customer traffic.
Comparable restaurant sales for South Korea increased for the thirteen and twenty-six weeks ended June 26, 2016 due to increases in traffic, partially offset by decreases from pricing and product mix.
Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$65,158	$66,794	$67,978	$69,218
Carrabba’s Italian Grill	$55,396	$58,462	$58,267	$60,684
Bonefish Grill	$60,136	$59,389	$61,462	$62,034
Fleming’s Prime Steakhouse & Wine Bar	$80,432	$81,015	$85,171	$84,940
International
Outback Steakhouse - Brazil (1)	$68,534	$80,312	$68,289	$88,789
Outback Steakhouse - South Korea (2)	$38,500	$36,961	$41,000	$43,454
Operating weeks:
U.S.
Outback Steakhouse	8,440	8,437	16,884	16,870
Carrabba’s Italian Grill	3,172	3,172	6,344	6,334
Bonefish Grill	2,653	2,668	5,362	5,305
Fleming’s Prime Steakhouse & Wine Bar	858	858	1,716	1,716
International
Outback Steakhouse - Brazil	1,008	869	1,984	1,692
Outback Steakhouse - South Korea	953	981	1,920	1,988
____________________

(1)
Translated at an average exchange rate of 3.59 and 3.08 for the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively, and 3.77 and 2.87 for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively.

(2)
Translated at an average exchange rate of 1,164.12 and 1,095.41 for the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively, and 1,184.00 and 1,097.61 for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2016	JUNE 28, 2015	Change	JUNE 26, 2016	JUNE 28, 2015	Change
Cost of sales	$346.8	$357.5		$722.1	$744.9
% of Restaurant sales	32.3%	32.7%	(0.4)%	32.4%	32.6%	(0.2)%

Cost of sales, consisting of food and beverage costs, decreased as a percentage of Restaurant sales in the thirteen weeks ended June 26, 2016 as compared to the thirteen weeks ended June 28, 2015. The decrease as a percentage of Restaurant sales was primarily due to: (i) 0.9% from the impact of certain cost savings initiatives and (ii) 0.6% from menu price increases. These decreases were partially offset by increases as a percentage of Restaurant sales primarily attributable to: (i) 0.7% from product mix, (ii) 0.4% from higher commodity costs and (iii) 0.2% from the timing of our managing partner conference.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of sales decreased as a percentage of Restaurant sales in the twenty-six weeks ended June 26, 2016 as compared to the twenty-six weeks ended June 28, 2015. The decrease as a percentage of Restaurant sales was primarily due to: (i) 0.6% from menu price increases and (ii) 0.6% from the impact of certain cost savings initiatives. These decreases were partially offset by increases as a percentage of Restaurant sales primarily due to: (i) 0.6% from product mix and (ii) 0.4% from higher commodity costs.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2016	JUNE 28, 2015	Change	JUNE 26, 2016	JUNE 28, 2015	Change
Labor and other related	$309.2	$301.0		$632.0	$625.0
% of Restaurant sales	28.8%	27.5%	1.3%	28.3%	27.3%	1.0%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to deferred compensation plans and other restaurant-level incentive compensation expenses. Labor and other related expenses increased as a percentage of Restaurant sales in the thirteen weeks ended June 26, 2016 as compared to the thirteen weeks ended June 28, 2015. The increase as a percentage of Restaurant sales was primarily due to: (i) 1.2% from higher kitchen and service labor costs due to higher wage rates and investments in our service model and (ii) 0.3% due to the favorable resolution of a payroll tax audit contingency in the thirteen weeks ended June 28, 2015. These increases were offset by decreases as a percentage of Restaurant sales primarily due to 0.2% from the impact of certain cost savings initiatives.

Labor and other related expenses increased as a percentage of Restaurant sales in the twenty-six weeks ended June 26, 2016 as compared to the twenty-six weeks ended June 28, 2015. The increase as a percentage of Restaurant sales was primarily due to 1.1% from higher kitchen and service labor costs due to higher wage rates and investments in our service model, partially offset by a decrease of 0.2% from the impact of certain cost savings initiatives.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2016	JUNE 28, 2015	Change	JUNE 26, 2016	JUNE 28, 2015	Change
Other restaurant operating	$250.4	$254.3		$504.0	$518.3
% of Restaurant sales	23.4%	23.3%	0.1%	22.6%	22.7%	(0.1)%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. The increase as a percentage of Restaurant sales in the thirteen weeks ended June 26, 2016 as compared to the thirteen weeks ended June 28, 2015, was primarily due to: (i) 0.5% from an increase in operating expenses due to inflation and (ii) 0.3% from higher rent expense due to the sale-leaseback of certain Outback Steakhouse properties. The increases were partially offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.4% from a decrease in marketing and (ii) 0.3% from the impact of certain cost savings initiatives.

Other restaurant operating expenses decreased as a percentage of Restaurant sales in the twenty-six weeks ended June 26, 2016 as compared to the twenty-six weeks ended June 28, 2015. The decrease as a percentage of Restaurant sales was primarily due to 0.3% from the impact of certain cost savings initiatives. The decrease was partially offset by an increase as a percentage of Restaurant sales primarily due to 0.3% from an increase in operating expenses due to inflation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Depreciation and amortization

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2016	JUNE 28, 2015	Change	JUNE 26, 2016	JUNE 28, 2015	Change
Depreciation and amortization	$49.0	$47.4		$96.7	$93.9
% of Total revenues	4.5%	4.3%	0.2%	4.3%	4.1%	0.2%

Depreciation and amortization expense as a percentage of Total revenues increased in the thirteen and twenty-six weeks ended June 26, 2016 as compared to the thirteen and twenty-six weeks ended June 28, 2015. The increase as a percentage of Total revenues was primarily due to additional depreciation expense related to the opening of new restaurants and the remodel of existing restaurants, partially offset by lower depreciation for assets impaired in connection with the Bonefish Restructuring.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in general and administrative expense:

	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2016	JUNE 26, 2016
For the period ended June 28, 2015	$76.0	$149.2
Change from:
Conference expense (1)	(4.1)	—
Life insurance and deferred compensation (2)	(3.3)	(4.7)
Foreign currency exchange (3)	(1.7)	(4.1)
Legal and professional fees	(1.1)	(3.1)
Employee stock-based compensation	1.3	2.1
Severance	1.1	1.3
Incentive compensation	0.7	1.3
Other	(0.3)	1.6
For the period ended June 26, 2016	$68.6	$143.6
________________

(1)	Conference expense was lower due to the timing of our annual managing partner conference.

(2)	Life insurance and deferred compensation decreased primarily due to the acquisition of a managing partner’s interests in certain Outback Steakhouse restaurants

(3)	Foreign exchange primarily includes the depreciation of the Brazil Real.

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2016	JUNE 28, 2015	Change	JUNE 26, 2016	JUNE 28, 2015	Change
Provision for impaired assets and restaurant closings	$41.3	$0.9	$40.4	$44.4	$10.0	$34.4

Sale of Outback South Korea - On July 7, 2016, we entered into an agreement to sell Outback South Korea. In connection with the decision to sell Outback South Korea, we recognized an impairment charge of $39.6 million during the thirteen and twenty-six weeks ended June 26, 2016.

Restructuring and Restaurant Closure Initiatives - On February 12, 2016, we decided to close 14 Bonefish restaurants.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In connection with the Bonefish Restructuring, we recognized pre-tax restaurant and other closing costs of approximately $0.8 million and $4.4 million during the thirteen and twenty-six weeks ended June 26, 2016, respectively.

Following is a summary of expenses related to the Bonefish Restructuring and International and Domestic Restaurant Closure Initiatives recognized in Provision for impaired assets and restaurant closings in our Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Property, fixtures and equipment impairments
Domestic Restaurant Closure Initiative	$0.1	$—	$0.1	$—
Facility closure and other expenses
Bonefish Restructuring	0.8	—	4.4	—
International Restaurant Closure Initiative	0.3	(0.3)	(0.1)	6.1
Domestic Restaurant Closure Initiative	—	—	—	1.3

We currently expect to incur additional charges of $2.0 million to $4.0 million for the Bonefish Restructuring over the next five years, including costs associated with lease obligations and other closure related obligations.

Other Disposals - In connection with the decision to sell our corporate airplanes, we recognized pre-tax asset impairment charges of $0.7 million during the thirteen and twenty-six weeks ended June 28, 2015.

The remaining restaurant impairment and closing charges resulted from: (i) the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for relocation and closure and (ii) lease liabilities.

See Note 2 - Impairments, Disposals and Exit Costs of the Notes to Consolidated Financial Statements for further information.

Income from operations

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2016	JUNE 28, 2015	Change	JUNE 26, 2016	JUNE 28, 2015	Change
Income from operations	$13.3	$62.6	$(49.3)	$100.0	$160.3	$(60.3)
% of Total revenues	1.2%	5.7%	(4.5)%	4.5%	7.0%	(2.5)%

The decrease in income from operations generated in the thirteen weeks ended June 26, 2016 as compared to the thirteen weeks ended June 28, 2015 was primarily due to impairment charges related to the sale of Outback South Korea and a decrease in operating margin at the restaurant-level, partially offset by lower general and administrative expense.

The decrease in income from operations generated in the twenty-six weeks ended June 26, 2016 as compared to the twenty-six weeks ended June 28, 2015 was primarily due to impairment charges related to the sale of Outback South Korea, a decrease in operating margin at the restaurant-level and higher restaurant closing costs from the Bonefish Restructuring.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Loss on defeasance, extinguishment and modification of debt

In connection with the defeasance of our 2012 CMBS loan, we recognized a loss on defeasance, extinguishment and modification of debt of $26.6 million for the twenty-six weeks ended June 26, 2016. See Note 9 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information.

Interest expense, net

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2016	JUNE 28, 2015	Change	JUNE 26, 2016	JUNE 28, 2015	Change
Interest expense, net	$10.3	$12.9	$(2.6)	$23.2	$26.1	$(2.9)

The decrease in interest expense, net in the thirteen weeks ended June 26, 2016 as compared to the thirteen weeks ended June 28, 2015 was primarily due to lower interest expense related to the refinancing of the 2012 CMBS loan in February 2016, partially offset by additional interest expense related to our interest rate swaps and Term Loan A-1.

The decrease in interest expense, net in the twenty-six weeks ended June 26, 2016 as compared to the twenty-six weeks ended June 28, 2015 was primarily due to lower interest expense related to the refinancing of the 2012 CMBS loan in February 2016, partially offset by additional interest expense related to our interest rate swaps and from additional draws on our revolving credit facility.

Provision for income taxes

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
	JUNE 26, 2016	JUNE 28, 2015	Change	JUNE 26, 2016	JUNE 28, 2015	Change
Effective income tax rate	366.2%	29.9%	336.3%	44.6%	27.1%	17.5%

The net increase in the effective income tax rate for the thirteen and twenty-six weeks ended June 26, 2016 was primarily due to impairment and additional tax liabilities, including incremental taxes on earnings that were previously considered permanently reinvested, related to the sale of Outback South Korea.

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

SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America, including Puerto Rico
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse (1)	Brazil, South Korea, Hong Kong, China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
________________

(1)	Includes international franchise locations.

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

Following is a reconciliation of segment income (loss) from operations to the consolidated operating results:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Segment income (loss) from operations
U.S.	$89,010	$96,192	$206,849	$224,460
International	(34,573)	5,727	(23,224)	14,606
Total segment income from operations	54,437	101,919	183,625	239,066
Unallocated corporate operating expense	(41,104)	(39,334)	(83,608)	(78,780)
Total income from operations	13,333	62,585	100,017	160,286
Loss on defeasance, extinguishment and modification of debt	—	(2,638)	(26,580)	(2,638)
Other expense, net	(1)	57	(20)	(1,090)
Interest expense, net	(10,302)	(12,867)	(23,177)	(26,065)
Income before provision for income taxes	$3,030	$47,137	$50,240	$130,493

U.S. Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Revenues
Restaurant sales	$953,992	$977,260	$1,992,741	$2,033,364
Other revenues	4,989	5,718	10,019	11,628
Total revenues	$958,981	$982,978	$2,002,760	$2,044,992
Restaurant-level operating margin	15.5%	15.9%	16.5%	17.0%
Income from operations	89,010	96,192	$206,849	$224,460
Operating income margin	9.3%	9.8%	10.3%	11.0%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the thirteen and twenty-six weeks ended June 26, 2016:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the period ending June 28, 2015	$977.3	$2,033.4
Change from:
Comparable restaurant sales	(21.9)	(36.8)
Restaurant closings	(7.0)	(12.4)
Divestiture of Roy’s	—	(5.7)
Restaurant openings	5.6	14.3
For the period ending June 26, 2016	$954.0	$1,992.8

The decrease in U.S. Restaurant sales in the thirteen weeks ended June 26, 2016 was primarily attributable to: (i) a decrease in comparable restaurant sales and (ii) the closing of 13 restaurants since March 29, 2015. The decrease in U.S. Restaurant sales was partially offset by the opening of 25 new restaurants not included in our comparable restaurant sales base.

The decrease in U.S. Restaurant sales in the twenty-six weeks ended June 26, 2016 was primarily attributable to: (i) lower comparable restaurant sales, (ii) the closing of 16 restaurants since December 28, 2014 and (iii) the sale of 20 Roy’s restaurants in January 2015. The decrease in U.S. Restaurant sales was partially offset by the opening of 32 new restaurants not included in our comparable restaurant sales base.

Restaurant-level operating margin

The decrease in U.S. restaurant-level operating margin in the thirteen and twenty-six weeks ended June 26, 2016 as compared to the thirteen and twenty-six weeks ended June 28, 2015, was primarily due to: (i) higher kitchen and labor costs, (ii) product mix and (iii) higher rent expense due to the sale-leaseback of certain Outback Steakhouse properties. The decrease was partially offset by the impact of certain cost savings initiatives and menu price increases.

Income from operations

The decrease in U.S. income from operations generated in the thirteen weeks ended June 26, 2016 as compared to the thirteen weeks ended June 28, 2015 was primarily due to a decrease in operating margin at the restaurant-level, partially offset by lower General and administrative expense. General and administrative expense for the U.S. segment decreased primarily from lower deferred compensation expense due to the acquisition of a managing partner’s interests in certain Outback Steakhouse restaurants.

The decrease in U.S. income from operations generated in the twenty-six weeks ended June 26, 2016 as compared to the twenty-six weeks ended June 28, 2015 was primarily due to lower restaurant-level operating income and higher restaurant closing costs from the Bonefish Restructuring, partially offset by lower General and administrative expense. General and administrative expense for the U.S. segment decreased primarily from lower deferred compensation expense due to the acquisition of a managing partner’s interests in certain Outback Steakhouse restaurants.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

International Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Revenues
Restaurant sales	$118,527	$115,499	$237,830	$254,205
Other revenues	1,080	1,120	2,186	2,459
Total revenues	$119,607	$116,619	$240,016	$256,664
Restaurant-level operating margin	16.2%	16.8%	17.8%	19.5%
(Loss) income from operations	$(34,573)	$5,727	$(23,224)	$14,606
Operating (loss) income margin	(28.9)%	4.9%	(9.7)%	5.7%

Restaurant sales

Following is a summary of the change in International segment Restaurant sales for the thirteen and twenty-six weeks ended June 26, 2016:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the period ending June 28, 2015	$115.5	$254.2
Change from:
Restaurant openings	17.6	38.4
Comparable restaurant sales	5.2	8.6
Effect of foreign currency translation	(14.3)	(50.6)
Restaurant closings	(5.5)	(12.8)
For the period ending June 26, 2016	$118.5	$237.8

The increase in Restaurant sales in the thirteen weeks ended June 26, 2016 was primarily attributable to: (i) the opening of 42 new restaurants not included in our comparable restaurant sales base and (ii) an increase in comparable restaurant sales in South Korea and Brazil. The increase in restaurant sales was partially offset by: (i) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar and (ii) the closing of 10 restaurants since March 29, 2015.

The decrease in Restaurant sales in the twenty-six weeks ended June 26, 2016 was primarily attributable to: (i) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar and (ii) the closing of 30 restaurants since December 28, 2014. The decrease in restaurant sales was partially offset by: (i) the opening of 50 new restaurants not included in our comparable restaurant sales base and (ii) an increase in comparable restaurant sales in Brazil.

Restaurant-level operating margin

The decrease in International restaurant-level operating margin in the thirteen weeks ended June 26, 2016 as compared to the thirteen weeks ended June 28, 2015 was primarily due to: (i) higher commodity and labor inflation, (ii) product mix and (iii) higher operating expenses due to inflation. The decrease was partially offset by: (i) lower advertising expense, (ii) the impact of certain cost saving initiatives and (iii) menu price increases.

The decrease in International restaurant-level operating margin in the twenty-six weeks ended June 26, 2016 as compared to the twenty-six weeks ended June 28, 2015 was primarily due to: (i) higher commodity and labor inflation, (ii) product mix and (iii) higher operating expenses due to inflation. The decrease was partially offset by: (i) menu price increases and (ii) the impact of certain cost savings initiatives.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(Loss) income from operations

The decrease in International income from operations in the thirteen weeks ended June 26, 2016 as compared to the thirteen weeks ended June 28, 2015 was primarily due to: (i) impairment charges related to the sale of Outback South Korea and (ii) lower restaurant-level operating margin, partially offset by lower general and administrative expense.

The decrease in International income from operations in the twenty-six weeks ended June 26, 2016 as compared to the twenty-six weeks ended June 28, 2015 was primarily due to: (i) impairment charges related to the sale of Outback South Korea and (ii) lower restaurant-level operating margin, partially offset by the lapping of costs related to the International Restaurant Closure Initiative in 2015.

Non-GAAP Financial Measures

In addition to the results provided in accordance with U.S. GAAP, we provide certain non-GAAP measures, which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include the following: (i) system-wide sales, (ii) Adjusted restaurant-level operating margins, (iii) Adjusted income from operations and the corresponding margins, (iv) Adjusted net income and (v) Adjusted diluted earnings per share.

We believe that our use of non-GAAP financial measures permits investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies within the restaurant industry by isolating the effects of certain items that may vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent or will not recur. We believe that the disclosure of these non-GAAP measures is useful to investors as they form part of the basis for how our management team and Board of Directors evaluate our operating performance, allocate resources and establish employee incentive plans.

These non-GAAP financial measures are not intended to replace U.S. GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. We maintain internal guidelines with respect to the types of adjustments we include in our non-GAAP measures. These guidelines endeavor to differentiate between types of gains and expenses that are reflective of our core operations, and those that vary from period to period without correlation to our core performance in that period. However, implementation of these guidelines necessarily involves the application of judgment, and the treatment of any items not directly addressed by, or changes to, our guidelines will be considered by our disclosure committee. Refer to the reconciliations of non-GAAP measures for descriptions of the actual adjustments made in the current period and the corresponding prior period.

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

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
COMPANY-OWNED RESTAURANT SALES (dollars in millions)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
U.S.
Outback Steakhouse	$550	$563	$1,148	$1,167
Carrabba’s Italian Grill	176	185	370	384
Bonefish Grill	159	158	329	329
Fleming’s Prime Steakhouse & Wine Bar	69	70	146	146
Other	—	1	—	7
Total	$954	$977	$1,993	$2,033
International
Outback Steakhouse-Brazil	$69	$70	$135	$151
Outback Steakhouse-South Korea	37	36	79	86
Other	13	10	24	18
Total	$119	$116	$238	$255
Total Company-owned restaurant sales	$1,073	$1,093	$2,231	$2,288

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

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
FRANCHISE SALES (dollars in millions) (1)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Outback Steakhouse
U.S.	$83	$86	$175	$174
International	28	29	56	58
Total	111	115	231	232
Carrabba’s Italian Grill	3	2	6	3
Bonefish Grill	4	3	7	6
Total franchise sales (1)	$118	$120	$244	$241
Income from franchise sales (2)	$4	$4	$9	$9
_____________________

(1)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)	Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive Income in Other revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted restaurant-level operating margin

Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Cost of sales, Labor and other related and Other restaurant operating. The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	JUNE 26, 2016		JUNE 28, 2015
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (3)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.3%	32.3%	32.7%	32.7%
Labor and other related	28.8%	28.8%	27.5%	27.8%
Other restaurant operating	23.4%	23.3%	23.3%	23.3%

Restaurant-level operating margin	15.5%	15.5%	16.5%	16.2%

	TWENTY-SIX WEEKS ENDED
	JUNE 26, 2016		JUNE 28, 2015
	U.S. GAAP	ADJUSTED (2)	U.S. GAAP	ADJUSTED (3)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.4%	32.4%	32.6%	32.6%
Labor and other related	28.3%	28.3%	27.3%	27.4%
Other restaurant operating	22.6%	22.7%	22.7%	22.7%

Restaurant-level operating margin	16.7%	16.6%	17.5%	17.3%
_________________

(1)
Includes adjustments, primarily for a loss of $0.3 million on the sale of certain properties related to our sale lease-back initiative, recorded in Other restaurant operating for the thirteen and twenty-six weeks ended June 26, 2016.

(2)
Includes adjustments, primarily for the write-off of $1.9 million of deferred rent liabilities associated with the Bonefish Restructuring recorded in Other restaurant operating for the twenty-six weeks ended June 26, 2016.

(3)	Includes a $2.7 million adjustment for payroll tax audit contingencies, which was recorded in Labor and other related for the thirteen and twenty-six weeks ended June 28, 2015.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 26, 2016	JUNE 28, 2015	JUNE 26, 2016	JUNE 28, 2015
Income from operations	$13,333	$62,585	$100,017	$160,286
Operating income margin	1.2%	5.7%	4.5%	7.0%
Adjustments:
Asset impairments and related costs (1)	39,677	746	40,023	746
Restaurant relocations, remodels and related costs (2)	1,124	122	1,764	1,291
Purchased intangibles amortization (3)	949	1,123	1,809	2,406
Severance (4)	737	—	1,872	—
Restaurant impairments and closing costs (5)	335	(63)	2,120	8,807
Transaction-related expenses (6)	242	40	814	315
Payroll tax audit contingency (7)	—	(2,671)	—	(2,671)
Amortization of deferred gains from sale-leaseback transactions (8)	(348)	—	(348)	—
Total income from operations adjustments	42,716	(703)	48,054	10,894
Adjusted income from operations	$56,049	$61,882	$148,071	$171,180
Adjusted operating income margin	5.2%	5.6%	6.6%	7.4%

Net (loss) income attributable to Bloomin’ Brands	$(9,177)	$32,226	$25,298	$92,814
Adjustments:
Income from operations adjustments	42,716	(703)	48,054	10,894
Loss on defeasance, extinguishment and modification of debt (9)	—	2,638	26,580	2,638
Loss on disposal of business and disposal of assets (10)	—	(121)	—	1,030
Total adjustments, before income taxes	42,716	1,814	74,634	14,562
Adjustment to provision for income taxes (11)	1,525	1,047	(8,177)	(2,580)
Net adjustments	44,241	2,861	66,457	11,982
Adjusted net income	$35,064	$35,087	$91,755	$104,796

Diluted (loss) earnings per share	$(0.08)	$0.26	$0.21	$0.73
Adjusted diluted earnings per share	$0.30	$0.28	$0.77	$0.82

Basic weighted average common shares outstanding	113,330	123,046	115,630	124,174
Diluted weighted average common shares outstanding (12)	116,343	126,242	118,560	127,501
_________________

(1)	Represents asset impairment charges and related costs associated with the decision to sell our Outback South Korea subsidiary in 2016 and our corporate aircraft in 2015.

(2)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation and remodel programs.

(3)	Represents intangible amortization recorded as a result of the acquisition of our Brazil operations.

(4)	Relates to severance expense incurred primarily as a result of the relocation of our Fleming’s operations center to the corporate home office.

(5)	Represents expenses incurred for the Bonefish Restructuring and the International and Domestic Restaurant Closure Initiatives.

(6)	Relates primarily to the following: (i) costs incurred with our sale-leaseback initiative in 2016 and (ii) costs incurred with the secondary offering of our common stock in March 2015.

(7)
Relates to a payroll tax audit contingency adjustment for the employer’s share of FICA taxes related to cash tips allegedly received and unreported by our employees during calendar year 2011, which is recorded in Labor and other related expenses. In addition, a deferred income tax adjustment has been recorded for the allowable income tax credits for the employer’s share of FICA taxes expected to be paid, which is included in Provision for income taxes and offsets the adjustment to Labor and other related expenses. As a result, there is no impact to Net income from this adjustment.

(8)	Represents amortization of deferred gains related to our sale-leaseback initiative.

(9)	Relates to the defeasance of the 2012 CMBS loan in 2016 and the refinancing of our Senior Secured Credit Facility in 2015.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(10)	Primarily represents loss on the sale of our Roy’s business in 2015.

(11)
Represents income tax effect of the adjustments, on a jursidiction basis, for the thirteen and twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively. Included in the adjustments for the thirteen weeks and twenty-six weeks ended June 26, 2016 is $3.5 million related to deferred tax liabilities for the Outback South Korea sale.

(12)
Due to the GAAP net loss, the effect of dilutive securities was excluded from the calculation of GAAP diluted (loss) earnings per share for the thirteen weeks ended June 26, 2016. For adjusted diluted earnings per share, the calculation includes dilutive shares of 3,013 for the thirteen weeks ended June 26, 2016.

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

Cash and Cash Equivalents - As of June 26, 2016, we had $102.1 million in cash and cash equivalents, of which $37.7 million was held by foreign affiliates, primarily in Brazil, a portion of which would be subject to additional taxes if repatriated to the United States. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

In connection with the sale of Outback South Korea, we no longer assert that the earnings of our South Korean subsidiary will be permanently reinvested and have, therefore, recognized deferred tax liabilities of $3.5 million during the thirteen and twenty-six weeks ended June 26, 2016. As of June 26, 2016, we had aggregate undistributed earnings for other foreign subsidiaries of $58.0 million, which we consider to be permanently reinvested and are expected to continue to be permanently reinvested. It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings we consider to be permanently reinvested.

Sale of Outback South Korea - On July 7, 2016, we entered into an agreement to sell Outback South Korea for a purchase price of $50.0 million. See Note 2 - Impairments, Disposals and Exit Costs of the Notes to Consolidated Financial Statements for further information.

Sale-Leaseback Transactions - During the twenty-six weeks ended June 26, 2016, we entered into sale-leaseback transactions with third-parties in which we sold 46 restaurant properties at fair market value for gross proceeds of $163.5 million.

Bonefish Restructuring - On February 12, 2016, we decided to close 14 Bonefish restaurants. We expect to substantially complete these restaurant closings through the first quarter of 2019. Total future cash expenditures of $11.1 million to $13.3 million, primarily related to lease liabilities, are expected to occur through October 2024.

Capital Expenditures - We estimate that our capital expenditures will total between $235.0 million and $255.0 million in 2016. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of expected capital expenditures throughout 2016.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Credit Facilities - Our credit facilities consist of the Senior Secured Credit Facility and the PRP Mortgage Loan. See Note 9 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information. Following is a summary of principal payments and debt issuance from December 27, 2015 to June 26, 2016:

	SENIOR SECURED CREDIT FACILITY			2012 CMBS LOAN			PRP MORTGAGE LOAN	TOTAL CREDIT FACILITIES
	TERM LOANS		REVOLVING FACILITY	FIRST MORTGAGE LOAN	MEZZANINE LOANS
(dollars in thousands)	A	A-1			FIRST	SECOND
Balance as of December 27, 2015	$277,500	$150,000	$432,000	$289,588	$84,028	$85,353	$—	$1,318,469
2016 new debt	—	—	414,000	—	—	—	300,000	714,000
2016 payments	(7,500)	(3,750)	(233,000)	(289,588)	(84,028)	(85,353)	(87,847)	(791,066)
Balance as of June 26, 2016	$270,000	$146,250	$613,000	$—	$—	$—	$212,153	$1,241,403

We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of June 26, 2016:

				OUTSTANDING
(dollars in thousands)	INTEREST RATE JUNE 26, 2016	ORIGINAL FACILITY	PRINCIPAL MATURITY DATE	JUNE 26, 2016	DECEMBER 27, 2015
Term loan A, net of discount of $2.9 million (1)	2.44%	$300,000	May 2019	$270,000	$277,500
Term loan A-1	2.41%	150,000	May 2019	146,250	150,000
Revolving credit facility (1)	2.43%	825,000	May 2019	613,000	432,000
Total Senior Secured Credit Facility		$1,275,000		$1,029,250	$859,500
PRP Mortgage Loan (2)	2.91%	$300,000	February 2018	$212,153	$—
First mortgage loan	—%	$324,800		$—	$289,588
First mezzanine loan	—%	87,600		—	84,028
Second mezzanine loan	—%	87,600		—	85,353
Total 2012 CMBS loan		$500,000		$—	$458,969
Total credit facilities		$2,075,000		$1,241,403	$1,318,469
________________

(1)	Represents the weighted-average interest rate.

(2)	Subsequent to June 26, 2016, PRP entered into an amendment to its existing PRP Mortgage Loan. See Note 18 - Subsequent Events for further discussion.

Credit Agreement - As of June 26, 2016, we had $182.7 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $29.3 million.

The Credit Agreement contains mandatory prepayment requirements for Term loan A and Term loan A-1. We are required to prepay outstanding amounts under Term loan A and Term loan A-1 with 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount of outstanding Term loan A and Term loan A-1 required to be prepaid may vary based on our leverage ratio and year end results. Other than the required minimum amortization premiums of $25.3 million, we do not anticipate any other payments will be required through June 25, 2017.
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The proceeds of the PRP Mortgage Loan were used, together with borrowings under our revolving credit facility, to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan. In connection with the defeasance, we recognized a loss of $26.6 million during the twenty-six weeks ended June 26, 2016. Following the defeasance of the 2012 CMBS loan, $19.3 million of restricted cash was released.
On July 27, 2016, PRP, as borrower, and Wells Fargo Bank, National Association, as lender (the “Lender”), entered into a First Amendment (the “Amendment”) to PRP’s existing loan agreement dated as of February 11, 2016 (the “Original Loan Agreement”) to provide for additional borrowings of $69.5 million, increasing the outstanding loan balance as of the date of the Amendment from $189.3 million to $258.8 million.

The PRP Mortgage Loan permits us to refinance or sell the Collateral Properties and the Unencumbered Properties, subject to certain terms and conditions, including that specified release proceeds are applied against the outstanding loan balance. If the PRP Mortgage Loan balance exceeds $219.9 million on March 1, 2017 or $160.0 million on September 1, 2017, PRP’s rental income will be required to be applied against the outstanding loan balance.
The PRP Mortgage Loan repayment schedule, including the Extension, is as follows (dollars in thousands):

PAYMENT DATE	INITIAL MATURITY	EXTENSION
February 28, 2017	$38,813	$38,813
August 31, 2017	59,943	59,943
February 11, 2018	160,000	50,000
August 31, 2018	—	50,000
February 11, 2019	—	60,000
	$258,756	$258,756

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

As of June 26, 2016 and December 27, 2015, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

Cash Flow Hedges of Interest Rate Risk - On September 9, 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, we pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. We estimate $6.1 million will be reclassified to interest expense over the next twelve months. See Note 13 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015
Net cash provided by operating activities	$205,416	$197,427
Net cash provided by (used in) investing activities	70,134	(89,321)
Net cash used in financing activities	(284,471)	(139,118)
Effect of exchange rate changes on cash and cash equivalents	853	(1,960)
Transfers of cash and cash equivalents to assets held for sale	(22,195)	—
Net decrease in cash and cash equivalents	$(30,263)	$(32,972)

Operating activities - Net cash provided by operating activities increased during the twenty-six weeks ended June 26, 2016, as compared to the twenty-six weeks ended June 28, 2015 primarily due to: (i) the timing of collections of gift card receivables, (ii) the timing of accounts payable payments and (iii) utilization of inventory on hand. These increases were partially offset by: (i) the timing of rent payments and (ii) higher income tax payments.

Investing activities

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015
Proceeds from sale-leaseback transactions, net	$160,597	$—
Net change in restricted cash	22,239	2,478
Proceeds from disposal of property, fixtures and equipment	527	3,104
Proceeds from sale of a business	—	7,798
Capital expenditures	(109,319)	(114,251)
Other investments, net	(3,910)	11,550
Net cash provided by (used in) investing activities	$70,134	$(89,321)

Net cash provided by investing activities for the twenty-six weeks ended June 26, 2016 consisted primarily of proceeds from sale-leaseback transactions and a reduction in restricted cash related to the defeasance of the 2012 CMBS loan, partially offset by capital expenditures. Net cash used in investing activities for the twenty-six weeks ended June 28, 2015 consisted primarily of capital expenditures, partially offset by the following: (i) net proceeds from life insurance policies, (ii) proceeds from the sale of Roy’s and (iii) proceeds from the disposal of property, fixtures and equipment.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Financing activities

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 28, 2015
Repayments of debt	$(815,634)	$(396,719)
Repurchase of common stock	(140,221)	(100,525)
Cash dividends paid on common stock	(16,216)	(14,814)
Repayments of partner deposits and accrued partner obligations	(10,018)	(27,231)
Purchase of limited partnership and noncontrolling interests	(8,983)	(652)
Distributions to noncontrolling interests	(3,652)	(2,729)
Proceeds from borrowings, net	708,699	396,101
Proceeds from the exercise of share-based compensation	637	6,012
Contributions from noncontrolling interests	539	167
Excess tax benefit from stock-based compensation	378	1,272
Net cash used in financing activities	$(284,471)	$(139,118)

Net cash used in financing activities for the twenty-six weeks ended June 26, 2016 was primarily attributable to the following: (i) the defeasance of the 2012 CMBS loan and payments on our revolving credit facility, (ii) the repurchase of common stock, (iii) payment of cash dividends on our common stock and (iv) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by proceeds from the PRP Mortgage loan and drawdowns on our revolving credit facility.

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

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital:

(dollars in thousands)	JUNE 26, 2016	DECEMBER 27, 2015
Current assets	$296,148	$418,644
Current liabilities	724,845	814,166
Working capital (deficit)	$(428,697)	$(395,522)

Working capital (deficit) totaled ($428.7) million and ($395.5) million as of June 26, 2016 and December 27, 2015, respectively, and included Unearned revenue from unredeemed gift cards of $264.9 million and $382.6 million as of June 26, 2016 and December 27, 2015, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $123.3 million and $133.2 million as of June 26, 2016 and December 27, 2015, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation was $63.6 million as of June 26, 2016.

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

On July 26, 2016, the Board canceled the remaining $110.1 million of authorization under the 2016 Share Repurchase Program and approved a new $300.0 million authorization (the “July 2016 Share Repurchase Program”). The July 2016 Share Repurchase Program will expire on January 26, 2018. Under the July 2016 Share Repurchase Program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, or privately negotiated transactions, including accelerated repurchase arrangements.

The following table presents our dividends and share repurchases from December 27, 2014 through June 26, 2016:

(dollars in thousands)	DIVIDENDS PAID	OPEN MARKET SHARE REPURCHASES	TAXES RELATED TO SETTLEMENT OF EQUITY AWARDS	TOTAL
Thirteen weeks ended June 26, 2016	$7,978	$64,892	$153	$73,023
Thirteen weeks ended March 27, 2016	8,238	75,000	176	83,414
Fiscal year 2015	29,332	169,999	770	200,101
Total	$45,548	$309,891	$1,099	$356,538

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of June 26, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended June 26, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 16 - Commitments and Contingencies, of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the second quarter of 2016 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended June 26, 2016:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
March 28, 2016 through April 24, 2016	8,454	$18.02	—	$175,000,004
April 25, 2016 through May 22, 2016	3,375,809	$19.22	3,375,809	$110,108,046
May 23, 2016 through June 26, 2016	—	$—	—	$110,108,046
Total	3,384,263		3,375,809
____________________

(1)
On February 12, 2016, our Board approved a $250.0 million authorization as announced publicly in our press release issued on February 17, 2016 (the “2016 Share Repurchase Program”). The 2016 Share Repurchase Program will expire on August 12, 2017. Common shares repurchased during the thirteen weeks ended June 26, 2016 represented shares repurchased under the 2016 Share Repurchase Program and 8,454 shares withheld for tax payments due upon vesting of employee restricted stock awards. On July 26, 2016, the Board approved a new $300.0 million authorization as announced publicly in our press release issued on July 29, 2016 (the “July 2016 Share Repurchase Program”) and canceled the remaining $110.1 million of authorization under the 2016 Share Repurchase Program. The July 2016 Share Repurchase Program will expire on January 26, 2018.

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	March 11, 2016 Definitive Proxy Statement

10.2*	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	Filed herewith

10.3*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	Filed herewith

10.4*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	Filed herewith

10.5*	Form of Performance Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	Filed herewith

10.6*	Employment Offer Letter Agreement, dated as of April 15, 2016, between Bloomin’ Brands, Inc. and Christopher Brandt	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]	Filed herewith

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	August 3, 2016	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]