Form 10-Q
period 2016-09-25
Bloomin' Brands, Inc.
filed 2016-11-02
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016
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

As of October 28, 2016, 105,390,926 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 25, 2016
(Unaudited)

	PART I — FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements	3

	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets — September 25, 2016 and December 27, 2015	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) — For the Thirteen and Thirty-Nine Weeks Ended September 25, 2016 and September 27, 2015	4

	Consolidated Statements of Changes in Stockholders’ Equity — For the Thirty-Nine Weeks Ended September 25, 2016 and September 27, 2015	5

	Consolidated Statements of Cash Flows — For the Thirty-Nine Weeks Ended September 25, 2016 and September 27, 2015	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	54

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6.	Exhibits	56

	Signature	57

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 25, 2016	DECEMBER 27, 2015
ASSETS
Current Assets
Cash and cash equivalents	$91,474	$132,337
Current portion of restricted cash and cash equivalents	803	6,772
Inventories	66,514	80,704
Other current assets, net	91,563	198,831
Total current assets	250,354	418,644
Restricted cash	—	16,265
Property, fixtures and equipment, net	1,418,532	1,594,460
Goodwill	314,566	300,861
Intangible assets, net	542,240	546,837
Deferred income tax assets	3,669	7,631
Other assets, net	130,663	147,871
Total assets	$2,660,024	$3,032,569
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$189,662	$193,116
Accrued and other current liabilities	202,351	206,611
Unearned revenue	242,442	382,586
Current portion of long-term debt, net	39,551	31,853
Total current liabilities	674,006	814,166
Deferred rent	150,991	139,758
Deferred income tax liabilities	23,206	53,546
Long-term debt, net	1,186,057	1,285,011
Other long-term liabilities, net	360,114	294,662
Total liabilities	2,394,374	2,587,143
Commitments and contingencies (Note 16)
Mezzanine Equity
Redeemable noncontrolling interests	26,092	23,526
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of September 25, 2016 and December 27, 2015	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 105,194,804 and 119,214,522 shares issued and outstanding as of September 25, 2016 and December 27, 2015, respectively	1,052	1,192
Additional paid-in capital	1,068,165	1,072,861
Accumulated deficit	(747,472)	(518,360)
Accumulated other comprehensive loss	(94,984)	(147,367)
Total Bloomin’ Brands stockholders’ equity	226,761	408,326
Noncontrolling interests	12,797	13,574
Total stockholders’ equity	239,558	421,900
Total liabilities, mezzanine equity and stockholders’ equity	$2,660,024	$3,032,569

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Revenues
Restaurant sales	$998,806	$1,020,131	$3,229,377	$3,307,700
Other revenues	6,581	6,590	18,786	20,677
Total revenues	1,005,387	1,026,721	3,248,163	3,328,377
Costs and expenses
Cost of sales	322,080	339,000	1,044,179	1,083,923
Labor and other related	290,032	286,628	921,992	911,653
Other restaurant operating	243,175	243,609	747,189	761,928
Depreciation and amortization	48,551	47,455	145,206	141,316
General and administrative	65,072	69,623	208,663	218,832
Provision for impaired assets and restaurant closings	4,743	1,682	49,183	11,715
Total costs and expenses	973,653	987,997	3,116,412	3,129,367
Income from operations	31,734	38,724	131,751	199,010
Loss on defeasance, extinguishment and modification of debt	(418)	—	(26,998)	(2,638)
Other income (expense), net	2,079	(266)	2,059	(1,356)
Interest expense, net	(10,217)	(14,851)	(33,394)	(40,916)
Income before provision for income taxes	23,178	23,607	73,418	154,100
Provision for income taxes	1,950	6,202	24,372	41,557
Net income	21,228	17,405	49,046	112,543
Less: net income attributable to noncontrolling interests	495	594	3,015	2,918
Net income attributable to Bloomin’ Brands	$20,733	$16,811	$46,031	$109,625

Net income	$21,228	$17,405	$49,046	$112,543
Other comprehensive income (loss):
Foreign currency translation adjustment	45,471	(34,157)	58,151	(85,801)
Unrealized gain (loss) on derivatives, net of tax	672	(3,884)	(4,250)	(7,052)
Reclassification of adjustment for loss on derivatives included in Net income, net of tax	947	1,115	2,902	1,115
Comprehensive income (loss)	68,318	(19,521)	105,849	20,805
Less: comprehensive income (loss) attributable to noncontrolling interests	2,509	(11,380)	7,435	(9,056)
Comprehensive income (loss) attributable to Bloomin’ Brands	$65,809	$(8,141)	$98,414	$29,861

Earnings per share:
Basic	$0.19	$0.14	$0.41	$0.89
Diluted	$0.18	$0.13	$0.40	$0.87
Weighted average common shares outstanding:
Basic	109,399	121,567	113,553	123,337
Diluted	112,430	124,733	116,516	126,610

Cash dividends declared per common share	$0.07	$0.06	$0.21	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 27, 2015	119,215	$1,192	$1,072,861	$(518,360)	$(147,367)	$13,574	$421,900
Net income	—	—	—	46,031	—	2,420	48,451
Other comprehensive income (loss), net of tax	—	—	—	—	52,383	(89)	52,294
Cash dividends declared, $0.21 per common share	—	—	(23,981)	—	—	—	(23,981)
Repurchase and retirement of common stock	(14,831)	(148)	—	(274,744)	—	—	(274,892)
Stock-based compensation	—	—	18,390	—	—	—	18,390
Tax shortfall from stock-based compensation	—	—	(410)	—	—	—	(410)
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	811	8	3,654	(399)	—	—	3,263
Change in the redemption value of redeemable interests	—	—	(1,349)	—	—	—	(1,349)
Purchase of noncontrolling interests, net of tax of $1,504	—	—	(1,000)	—	—	581	(419)
Distributions to noncontrolling interests	—	—	—	—	—	(4,245)	(4,245)
Contributions from noncontrolling interests	—	—	—	—	—	556	556
Balance, September 25, 2016	105,195	$1,052	$1,068,165	$(747,472)	$(94,984)	$12,797	$239,558

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 28, 2014	125,950	$1,259	$1,085,627	$(474,994)	$(60,542)	$5,099	$556,449
Net income	—	—	—	109,625	—	1,984	111,609
Other comprehensive (loss) income, net of tax	—	—	—	—	(79,764)	10	(79,754)
Cash dividends declared, $0.18 per common share	—	—	(22,147)	—	—	—	(22,147)
Repurchase and retirement of common stock	(7,043)	(70)	—	(159,929)	—	—	(159,999)
Stock-based compensation	—		16,276	—	—	—	16,276
Excess tax benefit from stock-based compensation	—	—	1,058	—	—	—	1,058
Common stock issued under stock plans, net of forfeitures and shares withheld for employee taxes	844	9	6,387	(725)	—	—	5,671
Purchase of limited partnership interests, net of tax	—	—	(229)	—	—	—	(229)
Change in the redemption value of redeemable interests	—	—	(11,548)	—	—	—	(11,548)
Distributions to noncontrolling interests	—	—	—	—	—	(3,310)	(3,310)
Contributions from noncontrolling interests	—	—	—	—	—	3,442	3,442
Balance, September 27, 2015	119,751	$1,198	$1,075,424	$(526,023)	$(140,306)	$7,225	$417,518

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Cash flows provided by operating activities:
Net income	$49,046	$112,543
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	145,206	141,316
Amortization of deferred discounts and issuance costs	3,862	3,583
Amortization of deferred gift card sales commissions	21,146	20,381
Provision for impaired assets and restaurant closings	49,183	11,715
Stock-based and other non-cash compensation expense	17,646	16,797
Deferred income tax expense	1,764	6,053
(Gain) loss on sale of subsidiary or business	(2,084)	1,168
Loss on defeasance, extinguishment and modification of debt	26,998	2,638
Excess tax benefit from stock-based compensation	(1,214)	(1,058)
Other non-cash items, net	(4,873)	(2,058)
Change in assets and liabilities:
Decrease (increase) in inventories	14,291	(2,214)
Decrease in other current assets	82,975	71,279
Decrease in other assets	6,021	11,414
Decrease in accounts payable and accrued and other current liabilities	(56,910)	(16,932)
Increase in deferred rent	12,206	15,516
Decrease in unearned revenue	(138,300)	(139,672)
Decrease in other long-term liabilities	(3,407)	(5,175)
Net cash provided by operating activities	223,556	247,294
Cash flows provided by (used in) investing activities:
Proceeds from disposal of property, fixtures and equipment	1,335	5,521
Proceeds from sale-leaseback transactions, net	320,287	—
Proceeds from sale of a business, net of cash divested	23,009	7,798
Capital expenditures	(185,581)	(166,783)
Decrease in restricted cash	40,977	42,868
Increase in restricted cash	(18,739)	(33,960)
Other investments, net	(5,148)	9,618
Net cash provided by (used in) investing activities	$176,140	$(134,938)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net	$364,211	$—
Defeasance, extinguishment and modification of debt	(478,906)	(215,000)
Repayments of long-term debt	(221,266)	(36,330)
Proceeds from borrowings on revolving credit facilities, net	591,500	522,225
Repayments of borrowings on revolving credit facilities	(377,500)	(193,300)
Proceeds from the exercise of share-based compensation	3,662	6,396
Distributions to noncontrolling interests	(4,245)	(3,310)
Contributions from noncontrolling interests	556	3,442
Purchase of limited partnership and noncontrolling interests	(10,778)	(652)
Repayments of partner deposits and accrued partner obligations	(14,985)	(35,884)
Repurchase of common stock	(275,291)	(160,724)
Excess tax benefit from stock-based compensation	1,214	1,058
Cash dividends paid on common stock	(23,981)	(22,147)
Net cash used in financing activities	(445,809)	(134,226)
Effect of exchange rate changes on cash and cash equivalents	5,250	(8,284)
Net decrease in cash and cash equivalents	(40,863)	(30,154)
Cash and cash equivalents as of the beginning of the period	132,337	165,744
Cash and cash equivalents as of the end of the period	$91,474	$135,590
Supplemental disclosures of cash flow information:
Cash paid for interest	$32,726	$39,408
Cash paid for income taxes, net of refunds	51,833	18,383
Supplemental disclosures of non-cash investing and financing activities:
Change in acquisition of property, fixtures and equipment included in accounts payable or capital lease liabilities	$17,174	$17
Purchase of noncontrolling interest included in accrued and other current liabilities	1,414	—

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Description of the Business and Basis of Presentation

Description of the Business - Bloomin’ Brands, Inc., through its subsidiaries (“Bloomin’ Brands” or the “Company”), owns and operates casual, upscale casual and fine dining restaurants. The Company’s restaurant portfolio has four concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Each of the Company’s concepts has additional restaurants in which it has no direct investment and are operated under franchise agreements.

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

Recently Issued Financial Accounting Standards Not Yet Adopted - In August 2016, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”) which provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. ASU No. 2016-15 will be effective for the Company in fiscal year 2018, and early adoption is permitted. The Company does not expect ASU No. 2016-15 to have a material impact on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09: “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU No. 2016-09 will be effective for the Company in fiscal year 2017. While reducing the complexity of the accounting for share based-payments, ASU No. 2016-09 is expected to impact net income, earnings per share and presentation of cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers” (“ASU No. 2014-09”). ASU No. 2014-09 provides a single source of guidance for revenue arising from contracts with customers and supersedes current revenue recognition standards. Under ASU No. 2014-09, revenue is

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

recognized in an amount that reflects the consideration an entity expects to receive for the transfer of goods and services. ASU No. 2014-09, as amended, will be effective for the Company in fiscal year 2018 and is applied retrospectively to each period presented or as a cumulative effect adjustment at the date of adoption. The Company has not selected a transition method and is evaluating the impact this guidance will have on its financial position, results of operations and cash flows.

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

2.    Impairments, Disposals and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Impairment losses
U.S.	$5,267	$1,637	$5,348	$3,043
International	—	—	39,636	—
Corporate	—	—	—	746
Total impairment losses	$5,267	$1,637	$44,984	$3,789
Restaurant closure expenses
U.S.	$(524)	$(20)	$4,325	$1,754
International	—	65	(126)	6,172
Total restaurant closure expenses	$(524)	$45	$4,199	$7,926
Provision for impaired assets and restaurant closings	$4,743	$1,682	$49,183	$11,715

Outback Steakhouse South Korea - On July 25, 2016, the Company completed the sale of its Outback Steakhouse subsidiary in South Korea (“Outback Steakhouse South Korea”) for a purchase price of $50.0 million, in cash. In the second quarter of 2016, the Company recognized an impairment charge of $39.6 million, including costs to sell of $3.3 million, within the International segment. The Company also recognized tax expense of ($1.1) million and $2.4 million for the thirteen and thirty-nine weeks ended September 25, 2016, respectively, with respect to undistributed earnings in South Korea that were previously considered to be permanently reinvested.

During the thirteen and thirty-nine weeks ended September 25, 2016, the Company recognized a gain on the sale of Outback Steakhouse South Korea of $2.1 million within Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income (Loss), primarily due to a change in foreign currency exchange rates subsequent to the Company’s second fiscal quarter. After completion of the sale, the Company’s restaurant locations in South Korea are operated as franchises under an agreement with the buyer.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following are the components of Outback Steakhouse South Korea included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the following periods:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Restaurant sales	$11,753	$41,909	$90,455	$128,276
Income (loss) before income taxes (1)	$2,246	$2,124	$(32,348)	$(1,050)
________________

(1)
Includes impairment charges of $39.6 million for Assets held for sale during the thirty-nine weeks ended September 25, 2016. Includes a gain of $2.1 million on the sale of Outback Steakhouse South Korea for the thirteen and thirty-nine weeks ended September 25, 2016.

Bonefish Restructuring - On February 12, 2016, the Company decided to close 14 Bonefish restaurants (“Bonefish Restructuring”). The Company expects to substantially complete these restaurant closings through the first quarter of 2019. The Company currently expects to incur additional charges of approximately $3.5 million to $6.1 million over the next five years, including costs associated with lease obligations, employee terminations and other closure-related obligations. Following is a summary of estimated pre-tax expense by type:

(dollars in millions)	ESTIMATED EXPENSE
Lease-related liabilities, net	$3.2	to	$5.2
Employee severance and other obligations	$0.3	to	$0.9

Total future cash expenditures of $10.1 million to $12.3 million, primarily related to lease liabilities, are expected to occur through October 2024.

Restaurant Closure Initiatives - During 2014, the Company decided to close 36 underperforming international locations, primarily in South Korea (the “International Restaurant Closure Initiative”). In 2013, the Company decided to close 22 underperforming domestic locations (the “Domestic Restaurant Closure Initiative”).

Following is a summary of expenses related to the Bonefish Restructuring and International and Domestic Restaurant Closure Initiatives recognized in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Impairment, facility closure and other expenses
Bonefish Restructuring	$(685)	$—	$3,695	$—
International Restaurant Closure Initiative	—	65	(124)	6,160
Domestic Restaurant Closure Initiative	—	(20)	81	1,317
Provision for impaired assets and restaurant closings	$(685)	$45	$3,652	$7,477
Severance and other expenses
Bonefish Restructuring	$—	$—	$601	$—
International Restaurant Closure Initiative	—	140	23	1,713
General and administrative	$—	$140	$624	$1,713
Reversal of deferred rent liability
Bonefish Restructuring	$(609)	$—	$(3,410)	$—
International Restaurant Closure Initiative	—	—	—	(198)
Other restaurant operating	$(609)	$—	$(3,410)	$(198)
	$(1,294)	$185	$866	$8,992

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the Bonefish Restructuring and Domestic and International Restaurant Closure Initiatives, during the thirty-nine weeks ended September 25, 2016:

(dollars in thousands)	THIRTY-NINE WEEKS ENDED
Beginning of the period	$5,699
Charges	5,400
Cash payments	(4,284)
Adjustments	(1,201)
End of the period (1)	$5,614
________________

(1)
As of September 25, 2016, the Company had exit-related accruals of $1.9 million recorded in Accrued and other current liabilities and $3.7 million recorded in Other long-term liabilities, net in the Consolidated Balance Sheet.

Other Impairments - During the thirteen and thirty-nine weeks ended September 25, 2016, the Company recognized impairment charges of $3.2 million for its Puerto Rico subsidiary, within the U.S. segment.

3.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per share:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Net income attributable to Bloomin’ Brands	$20,733	$16,811	$46,031	$109,625

Basic weighted average common shares outstanding	109,399	121,567	113,553	123,337

Effect of diluted securities:
Stock options	2,720	2,966	2,719	3,071
Nonvested restricted stock and restricted stock units	311	200	242	200
Nonvested performance-based share units	—	—	2	2
Diluted weighted average common shares outstanding	112,430	124,733	116,516	126,610

Basic earnings per share	$0.19	$0.14	$0.41	$0.89
Diluted earnings per share	$0.18	$0.13	$0.40	$0.87

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Stock options	5,530	2,828	5,079	2,616
Nonvested restricted stock and restricted stock units	103	28	285	38
Nonvested performance-based share units	130	—	99	—

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

4.    Stock-based and Deferred Compensation Plans

Stock-based Compensation Plans

Equity Compensation Plans - On April 22, 2016, the Company’s shareholders approved the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Incentive Plan”). Following approval of the 2016 Incentive Plan, no further awards have been granted under the Company’s previous equity compensation plans. Existing awards under previous plans continue to vest in accordance with the original vesting schedule and will expire at the end of their original term. The 2016 Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other cash-based or stock-based awards to Company management, other key employees, consultants and directors.

As of September 25, 2016, the maximum number of shares of common stock available for issuance pursuant to the 2016 Incentive Plan was 5,608,064.

Performance-based Share Units - During the thirty-nine weeks ended September 25, 2016, the Company granted performance-based share units that vest after three years based on the achievement of certain Company performance criteria as set forth in the award agreement and may range from zero to 200% of the target grant.

The Company recognized stock-based compensation expense as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Stock options	$2,929	$2,633	$8,971	$7,612
Restricted stock and restricted stock units	2,322	1,823	6,901	4,973
Performance-based share units	21	939	1,773	2,628
	$5,272	$5,395	$17,645	$15,213

During the thirty-nine weeks ended September 25, 2016, the Company made grants to its employees of 3.2 million stock options, 1.0 million time-based restricted stock units and 0.4 million performance-based share units.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows:

THIRTY-NINE WEEKS ENDED
SEPTEMBER 25, 2016
Assumptions:
Weighted-average risk-free interest rate (1)	1.3%
Dividend yield (2)	1.6%
Expected term (3)	6.1 years
Weighted-average volatility (4)	35.2%

Weighted-average grant date fair value per option	$5.28
________________

(1)	Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the contractual life of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)
Expected term represents the period of time that the options are expected to be outstanding. The simplified method of estimating the expected term is used since the Company does not have significant historical exercise experience for its stock options.

(4)	Volatility is based on the historical volatilities of the Company’s stock and the stock of comparable peer companies.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of September 25, 2016:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$24,451	2.5
Restricted stock and restricted stock units	$25,241	2.9
Performance-based share units	$2,187	1.7

5.    Other Current Assets, Net

Other current assets, net, consisted of the following:

(dollars in thousands)	SEPTEMBER 25, 2016	DECEMBER 27, 2015
Prepaid expenses	$26,787	$30,373
Accounts receivable - gift cards, net	12,864	115,926
Accounts receivable - vendors, net	8,693	10,310
Accounts receivable - franchisees, net	2,372	1,149
Accounts receivable - other, net	22,398	21,158
Assets held for sale	469	784
Other current assets, net	17,980	19,131
	$91,563	$198,831

6.     Property, Fixtures and Equipment, Net

During the thirty-nine weeks ended September 25, 2016, the Company entered into sale-leaseback transactions with third-parties in which it sold 88 restaurant properties at fair market value for gross proceeds of $326.5 million. The Company recorded a deferred gain of $97.2 million, primarily in Other long-term liabilities, net in its Consolidated Balance Sheet. Deferred gains from these sale-leaseback transactions are amortized to Other restaurant operating

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the initial term of each lease, ranging from 15 to 20 years.

7.     Goodwill and Intangible Assets, Net

Goodwill - The following table is a rollforward of goodwill:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 27, 2015	$172,711	$128,150	$300,861
Translation adjustments	—	15,893	15,893
Divestiture of business unit (1)	—	(1,901)	(1,901)
Transfer to Assets held for sale	(287)	—	(287)
Balance as of September 25, 2016	$172,424	$142,142	$314,566
_______________

(1)	During the thirty-nine weeks ended September 25, 2016, the Company disposed of Goodwill in connection with the sale of Outback Steakhouse South Korea.

The Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during the fiscal second quarters of 2016 and 2015. In connection with these assessments, the Company did not record any goodwill or indefinite-lived intangible impairment charges.

8.    Other Assets, Net

Other assets, net, consisted of the following:

(dollars in thousands)	SEPTEMBER 25, 2016	DECEMBER 27, 2015
Company-owned life insurance	$74,373	$68,950
Deferred financing fees (1)	2,906	3,730
Liquor licenses	27,806	27,869
Assets held for sale	1,546	—
Other assets	24,032	47,322
	$130,663	$147,871
________________

(1)	Net of accumulated amortization of $3.0 million and $2.2 million as of September 25, 2016 and December 27, 2015, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

9.    Long-term Debt, Net

Following is a summary of outstanding long-term debt:

	SEPTEMBER 25, 2016		DECEMBER 27, 2015
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$264,375	2.51%	$277,500	2.26%
Term loan A-1	143,438	2.45%	150,000	2.34%
Revolving credit facility (1)	646,000	2.48%	432,000	2.29%
Total Senior Secured Credit Facility	$1,053,813		$859,500
PRP Mortgage Loan (2)	$172,840	2.96%	$—	—%
2012 CMBS loan:
First mortgage loan (1)	$—	—%	$289,588	4.13%
First mezzanine loan	—	—%	84,028	9.00%
Second mezzanine loan	—	—%	85,353	11.25%
Total 2012 CMBS loan	$—		$458,969
Capital lease obligations	$2,495		$2,632
Other long-term debt	3,006	0.00% to 7.60%	2,292	0.73% to 7.60%
Less: unamortized debt discount and issuance costs	(6,546)		(6,529)
	$1,225,608		$1,316,864
Less: current portion of long-term debt, net	(39,551)		(31,853)
Long-term debt, net	$1,186,057		$1,285,011
________________

(1)	Represents the weighted-average interest rate for the respective period.

(2)	Subsequent to September 25, 2016, the Company made payments on its PRP Mortgage Loan with proceeds from sale-leaseback transactions. See Note 18 - Subsequent Events for further details.

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
The proceeds of the PRP Mortgage Loan were used, together with borrowings under the Company’s revolving credit facility, to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan. In connection with the defeasance, the Company recognized a loss of $26.6 million during the thirty-nine weeks ended September 25, 2016. Following the defeasance of the 2012 CMBS loan, $19.3 million of restricted cash was released.
The PRP Mortgage Loan bears interest, payable monthly, at a variable rate equal to 250 basis points above the seven-day LIBOR, subject to adjustment in certain circumstances.
At the time of the Amendment, the PRP Mortgage Loan was collateralized by 105 properties owned by PRP. The PRP Mortgage Loan permits the Company to refinance or sell the Collateral Properties and the Unencumbered Properties, subject to certain terms and conditions, including that specified release proceeds are applied against the outstanding loan balance.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

On July 27, 2016, PRP and the Lender, entered into a First Amendment (the “Amendment”) to the PRP Mortgage Loan to provide for additional borrowings of $69.5 million, increasing the outstanding loan balance as of the date of the Amendment from $189.3 million to $258.8 million. In connection with the modification, the Company recognized a loss of $0.4 million during the thirteen and thirty-nine weeks ended September 25, 2016.
Deferred Financing Fees - During the first and third quarters of 2016, the Company deferred $5.3 million and $0.5 million of financing costs incurred in connection with the PRP Mortgage Loan and the Amendment, respectively. The deferred financing costs are included in Long-term debt, net in the Consolidated Balance Sheet.

Debt Covenants - As of September 25, 2016 and December 27, 2015, the Company was in compliance with its debt covenants.
10.    Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following:

(dollars in thousands)	SEPTEMBER 25, 2016	DECEMBER 27, 2015
Accrued insurance liability	$39,125	$40,649
Unfavorable leases (1)	42,726	45,375
Chef and Restaurant Managing Partner deferred compensation obligations and deposits	114,094	134,470
Deferred gain on sale-leaseback transactions (2)	121,478	33,154
Other long-term liabilities	42,691	41,014
	$360,114	$294,662
_______________

(1)	Net of accumulated amortization of $32.0 million and $29.8 million as of September 25, 2016 and December 27, 2015, respectively.

(2)	Net of accumulated amortization of $11.4 million and $8.1 million as of September 25, 2016 and December 27, 2015, respectively.

11.    Redeemable Noncontrolling Interests

The Company consolidates subsidiaries in Brazil and China, each of which have noncontrolling interests that are permitted to deliver subsidiary shares in exchange for cash at a future date. The following table presents a rollforward of Redeemable noncontrolling interests during the thirty-nine weeks ended September 25, 2016 and September 27, 2015:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Balance, beginning of period	$23,526	$24,733
Change in redemption value of Redeemable noncontrolling interests	1,349	2,877
Foreign currency translation attributable to Redeemable noncontrolling interests	4,509	(2,752)
Net income attributable to Redeemable noncontrolling interests	595	934
Purchase of Redeemable noncontrolling interests	(3,887)	(459)
Out-of period adjustment - foreign currency translation attributable to Redeemable noncontrolling interests (1)	—	(9,232)
Out-of period adjustment - change in redemption value of Redeemable noncontrolling interests (1)	—	8,671
Balance, end of period	$26,092	$24,772
________________

(1)
In the third quarter of 2015, the Company identified and corrected errors in accounting for the allocation of foreign currency translation adjustments to Redeemable noncontrolling interests and fair value adjustments for Redeemable noncontrolling interests.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Brazil Redeemable Noncontrolling Interests - Certain former equity holders (the “Former Equity Holders”) of PGS Consultoria e Serviços Ltda. (the “Brazil Joint Venture”) have options to sell their remaining interests to OB Brasil (the “put options”) and OB Brasil has options to purchase such remaining interests (the “call options” and together with the put options, the “Options”), in various amounts and at various times through 2018, subject to acceleration in certain circumstances. The purchase price under each of the Options is based on a multiple of adjusted earnings before interest, taxes, depreciation and amortization of the business, subject to a possible fair market value adjustment. The Options are embedded features within the noncontrolling interest and are classified within the Company’s Consolidated Balance Sheets as Redeemable noncontrolling interests.

During the thirty-nine weeks ended September 25, 2016, certain Former Equity Holders exercised options to sell their remaining interests to the Company for $2.5 million. These transactions resulted in a reduction of $3.9 million of Mezzanine equity and an increase of $1.4 million of Additional paid-in capital during the thirty-nine weeks ended September 25, 2016. As a result of the option exercise, the Company now owns 91.37% of the Brazil Joint Venture.

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

Following is a summary of the shares repurchased under the Company’s share repurchase programs during fiscal year 2016:

	NUMBER OF SHARES (in thousands)	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT (dollars in thousands)
Thirteen weeks ended March 27, 2016	4,399	$17.05	$75,000
Thirteen weeks ended June 26, 2016	3,376	$19.22	64,892
Thirteen weeks ended September 25, 2016	7,056	$19.13	135,000
Total common stock repurchases	14,831	$18.53	$274,892

Dividends - The Company declared and paid dividends per share during the periods presented as follows:

	DIVIDENDS PER SHARE	AMOUNT (dollars in thousands)
Thirteen weeks ended March 27, 2016	$0.07	$8,238
Thirteen weeks ended June 26, 2016	0.07	7,978
Thirteen weeks ended September 25, 2016	0.07	7,765
Total cash dividends declared and paid	$0.21	$23,981

In October 2016, the Board declared a quarterly cash dividend of $0.07 per share, payable on November 22, 2016, to shareholders of record at the close of business on November 9, 2016.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Acquisition of Noncontrolling Interests - During the thirty-nine weeks ended September 25, 2016, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships for five Outback Steakhouse restaurants for an aggregate purchase price of $3.4 million. These transactions resulted in a reduction of $2.5 million, net of tax, in Additional paid-in capital in the Company’s Consolidated Statement of Changes in Stockholders’ Equity during the thirty-nine weeks ended September 25, 2016.

The following table sets forth the effect of the acquisition of the limited partnership interests on stockholders’ equity attributable to Bloomin’ Brands for the thirteen and thirty-nine weeks ended September 25, 2016:

	NET INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS AND TRANSFERS TO NONCONTROLLING INTERESTS
	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 25, 2016
Net income attributable to Bloomin’ Brands	$20,733	$46,031
Transfers to noncontrolling interests:
Decrease in Bloomin’ Brands additional paid-in capital for purchase of limited partnership interests	(1,655)	(2,475)
Change from net income attributable to Bloomin’ Brands and transfers to noncontrolling interests	$19,078	$43,556

Accumulated Other Comprehensive Loss - Following are the components of Accumulated other comprehensive loss (“AOCL”):

(dollars in thousands)	SEPTEMBER 25, 2016	DECEMBER 27, 2015
Foreign currency translation adjustment (1)	$(87,445)	$(141,176)
Unrealized losses on derivatives, net of tax	(7,539)	(6,191)
Accumulated other comprehensive loss	$(94,984)	$(147,367)
________________

(1)
During the thirteen and thirty-nine weeks ended September 25, 2016, approximately $16.8 million of the foreign currency translation adjustment in Accumulated other comprehensive loss was disposed of in connection with the sale of Outback Steakhouse South Korea.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following are the components of Other comprehensive income (loss) during the periods presented:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Bloomin’ Brands:
Foreign currency translation adjustment	$43,457	$(31,415)	$53,731	$(83,059)
Out-of period adjustment - foreign currency translation (1)	—	9,232	—	9,232
Total foreign currency translation adjustment	$43,457	$(22,183)	$53,731	$(73,827)
Unrealized gain (loss) on derivatives, net of tax (2)	$672	$(3,884)	$(4,250)	$(7,052)
Reclassification of adjustment for loss on derivatives included in Net income, net of tax (2)	947	1,115	2,902	1,115
Total unrealized gain (loss) on derivatives, net of tax	$1,619	$(2,769)	$(1,348)	$(5,937)
Other comprehensive income (loss) attributable to Bloomin’ Brands	$45,076	$(24,952)	$52,383	$(79,764)

Non-controlling interests:
Foreign currency translation adjustment	$(65)	$10	$(89)	$10
Other comprehensive (loss) income attributable to Non-controlling interests	$(65)	$10	$(89)	$10

Redeemable non-controlling interests:
Foreign currency translation adjustment	$2,079	$(2,752)	$4,509	$(2,752)
Out-of period adjustment - foreign currency translation (1)	—	(9,232)	—	(9,232)
Total foreign currency translation adjustment	$2,079	$(11,984)	$4,509	$(11,984)
Other comprehensive income (loss) attributable to Redeemable non-controlling interests	$2,079	$(11,984)	$4,509	$(11,984)
________________

(1)	In the third quarter of 2015, the Company identified and corrected errors in accounting for the allocation of foreign currency translation adjustments to Redeemable noncontrolling interests.

(2)	Amounts attributable to Bloomin’ Brands are net of tax (expense) benefit during the periods presented:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Tax (expense) benefit from unrealized gain (loss) on derivatives	$(424)	$2,483	$2,735	$4,509
Tax benefit from reclassification of adjustments for losses on derivatives included in Net income	$598	$713	$1,854	$713

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

The interest rate swaps, which have been designated and qualify as a cash flow hedge, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. Fair value changes in the interest rate swaps are recognized in AOCL for all effective portions. Balances in AOCL are subsequently reclassified to earnings in the same period that the hedged interest payments affect earnings. The Company estimates $5.4 million will be reclassified to interest expense over the next twelve months.

The following table presents the fair value, accrued interest and classification of the Company’s interest rate swaps:

(dollars in thousands)	SEPTEMBER 25, 2016	DECEMBER 27, 2015	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$5,021	$5,142	Accrued and other current liabilities
Interest rate swaps - liability	7,357	5,007	Other long-term liabilities, net
Total fair value of derivative instruments (1)	$12,378	$10,149

Accrued interest	$432	$556	Accrued and other current liabilities
____________________

(1)	See Note 14 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the interest rate swap on Net income for the thirteen and thirty-nine weeks ended September 25, 2016 and September 27, 2015:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Interest rate swap expense recognized in Interest expense, net (1)	$(1,545)	$(1,828)	$(4,756)	$(1,828)
Income tax benefit recognized in Provision for income taxes	598	713	1,854	713
Total effects of the interest rate swaps on Net income	$(947)	$(1,115)	$(2,902)	$(1,115)
____________________

(1)	During the thirteen and thirty-nine weeks ended September 25, 2016 and September 27, 2015, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

The Company records its derivatives on the Consolidated Balance Sheets on a gross balance basis. The Company’s derivatives are subject to master netting arrangements. As of September 25, 2016, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 25, 2016, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of September 25, 2016 and December 27, 2015, the fair value of the Company’s interest rate swaps in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, was $13.0 million and $10.9 million, respectively. As of September 25, 2016 and December 27, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 25, 2016 and December 27, 2015, it could have been required to settle its obligations under the agreements at their termination value of $13.0 million and $10.9 million, respectively.

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of September 25, 2016 and December 27, 2015:

	SEPTEMBER 25, 2016			DECEMBER 27, 2015
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$138	$138	$—	$6,333	$6,333	$—
Money market funds	18,979	18,979	—	7,168	7,168	—
Restricted cash equivalents:
Fixed income funds	552	552	—	551	551	—
Money market funds	251	251	—	2,681	2,681	—
Other current assets, net:
Derivative instruments - foreign currency forward contracts	—	—	—	59	—	59
Total asset recurring fair value measurements	$19,920	$19,920	$—	$16,792	$16,733	$59

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$5,021	$—	$5,021	$5,142	$—	$5,142
Derivative instruments - commodities	264	—	264	583	—	583
Derivative instruments - foreign currency forward contracts	—	—	—	703	—	703
Other long-term liabilities:
Derivative instruments - interest rate swaps	7,357	—	7,357	5,007	—	5,007
Total liability recurring fair value measurements	$12,642	$—	$12,642	$11,435	$—	$11,435

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps, foreign currency forward contracts and commodities. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The foreign currency forwards are valued by comparing the contracted forward exchange rate to the current market exchange rate. Key inputs for the valuation of the foreign currency forwards are spot rates, foreign currency forward rates, and the interest rate curve of the domestic currency. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of September 25, 2016 and December 27, 2015, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2016		SEPTEMBER 25, 2016
(dollars in thousands)	CARRYING VALUE (1)	TOTAL IMPAIRMENT	CARRYING VALUE (1)	TOTAL IMPAIRMENT
Assets held for sale	$1,356	$3,209	$45,351	$42,926
Property, fixtures and equipment	12,064	2,058	12,064	2,058
	$13,420	$5,267	$57,415	$44,984

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2015		SEPTEMBER 27, 2015
(dollars in thousands)	CARRYING VALUE (2)	TOTAL IMPAIRMENT	CARRYING VALUE (2)	TOTAL IMPAIRMENT
Assets held for sale	$185	$44	$3,538	$1,072
Property, fixtures and equipment	1,624	1,593	2,574	2,717
	$1,809	$1,637	$6,112	$3,789
________________

(1)
Carrying value approximates fair value with all assets measured using Level 2 inputs for the thirteen and thirty-nine weeks ended September 25, 2016. Sale contracts (Level 2) were used to estimate the fair value.

(2)
Carrying value approximates fair value with all assets measured using Level 2 inputs for the thirteen and thirty-nine weeks ended September 27, 2015. A third-party market appraisal (Level 2) and a purchase contract (Level 2) were used to estimate the fair value.

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of September 25, 2016 and December 27, 2015 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of September 25, 2016 and December 27, 2015:

	SEPTEMBER 25, 2016			DECEMBER 27, 2015
		FAIR VALUE			FAIR VALUE
(dollars in thousands)	CARRYING VALUE	LEVEL 2	LEVEL 3	CARRYING VALUE	LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$264,375	$263,384	$—	$277,500	$276,459	$—
Term loan A-1	143,438	142,900	—	150,000	149,438	—
Revolving credit facility	646,000	641,155	—	432,000	429,300	—
PRP Mortgage Loan	172,840	—	172,840	—	—	—
2012 CMBS loan:
Mortgage loan	—	—	—	289,588	—	293,222
First mezzanine loan	—	—	—	84,028	—	83,608
Second mezzanine loan	—	—	—	85,353	—	85,780
Other notes payable	1,653	—	1,572	931	—	918

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
PRP Mortgage Loan and 2012 CMBS Loan	Assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.
Other notes payable	Discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value.

15.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Income before provision for income taxes	$23,178	$23,607	$73,418	$154,100
Provision for income taxes	$1,950	$6,202	$24,372	$41,557
Effective income tax rate	8.4%	26.3%	33.2%	27.0%

The net decrease in the effective income tax rate for the thirteen weeks ended September 25, 2016 was primarily due to: (i) a decrease in the tax liability recorded in connection with the sale of Outback South Korea, (ii) a reduction of uncertain tax positions due to the expiration of statute of limitations and (iii) a change in the blend of taxable income across the Company’s U.S. and international subsidiaries.

The net increase in the effective income tax rate for the thirty-nine weeks ended September 25, 2016 was primarily due to the change in the blend of taxable income across the Company’s U.S. and international subsidiaries and the recording of additional tax liabilities, including incremental taxes on earnings that were previously considered permanently reinvested, in connection with the sale of Outback Steakhouse South Korea.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

16.    Commitments and Contingencies

Litigation and Other Matters - The Company had $4.2 million and $4.5 million of liabilities recorded for various legal matters as of September 25, 2016 and December 27, 2015, respectively.

On October 4, 2013, two then-current employees (the “Nevada Plaintiffs”) filed a purported collective action lawsuit against the Company, OSI Restaurant Partners, LLC (“OSI”), and two of its subsidiaries in the U.S. District Court for the District of Nevada (Cardoza, et al. v. Bloomin’ Brands, Inc., et al., Case No.: 2:13-cv-01820-JAD-NJK). The complaint alleges violations of the Fair Labor Standards Act by requiring employees to work off the clock, complete on-line training without pay, and attend meetings in the restaurant without pay. The nationwide collective action permitted all hourly employees in all Outback Steakhouse restaurants to join. The suit seeks an unspecified amount in back pay for the employees that joined the lawsuit, an equal amount in liquidated damages, costs, expenses and attorney’s fees. The Nevada Plaintiffs also filed a companion lawsuit in Nevada state court alleging that the Company violated the state break time rules. In November 2015, the Company reached a tentative settlement agreement resolving all claims and the cost of class administration for $3.2 million. The parties submitted the settlement to the Court for approval in February 2016 and received conditional approval on April 11, 2016. The Company expects final approval of the settlement in the fourth quarter of 2016.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

The following table is a summary of Total revenue by segment:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Total revenues
U.S.	$893,906	$902,453	$2,896,666	$2,947,445
International	111,481	124,268	351,497	380,932
Total revenues	$1,005,387	$1,026,721	$3,248,163	$3,328,377

The following table is a reconciliation of Segment income (loss) from operations to Income before provision for income taxes:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Segment income (loss) from operations
U.S.	$61,905	$63,476	$268,754	$287,936
International	8,277	9,770	(14,947)	24,376
Total segment income from operations	70,182	73,246	253,807	312,312
Unallocated corporate operating expense	(38,448)	(34,522)	(122,056)	(113,302)
Total income from operations	31,734	38,724	131,751	199,010
Loss on defeasance, extinguishment and modification of debt	(418)	—	(26,998)	(2,638)
Other income (expense), net	2,079	(266)	2,059	(1,356)
Interest expense, net	(10,217)	(14,851)	(33,394)	(40,916)
Income before provision for income taxes	$23,178	$23,607	$73,418	$154,100

The following table is a summary of Depreciation and amortization expense by segment:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Depreciation and amortization
U.S.	$39,346	$38,025	$116,508	$112,410
International	5,978	6,507	19,479	20,033
Corporate	3,227	2,923	9,219	8,873
Total depreciation and amortization	$48,551	$47,455	$145,206	$141,316

18.    Subsequent Events

Subsequent to September 25, 2016, the Company entered into sale-leaseback transactions with third-parties in which it sold 59 restaurant properties at fair market value for gross proceeds of $187.0 million. The Company then simultaneously leased these properties under a master lease. In connection with these transactions, the Company made

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

payments of $121.9 million on its PRP Mortgage Loan. The remaining $50.9 million of the PRP Mortgage Loan balance is due on the Initial Maturity date unless the the Company exercises the Extension.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 25, 2016, we owned and operated 1,270 restaurants and franchised 237 restaurants across 48 states, Puerto Rico, Guam and 20 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
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

Executive Summary

Our financial results for the thirteen weeks ended September 25, 2016 (“third quarter of 2016”) include the following:

•
A decrease in total revenues of 2.1% to $1.0 billion in the third quarter of 2016, as compared to the third quarter of 2015, was primarily due to the sale of 72 Outback Steakhouse South Korea restaurants in July 2016, partially offset by the net benefit of new restaurant openings and closings.

•
Income from operations of $31.7 million in the third quarter of 2016, as compared to $38.7 million in the third quarter of 2015, decreased primarily due to lower operating margin at the restaurant-level and impairment charges related to our Puerto Rico subsidiary.

Following is a summary of significant actions we have taken and other factors that impacted our operating results and liquidity to date in 2016:

Sale-leaseback Transactions - During the thirty-nine weeks ended September 25, 2016, we entered into sale-leaseback transactions with third-parties in which we sold 88 restaurant properties at fair market value for gross proceeds of $326.5 million. Subsequent to September 25, 2016, we entered into sale-leaseback transactions with third-parties in which we sold 59 restaurant properties at fair market value for gross proceeds of $187.0 million.

Sale of Outback Steakhouse South Korea - On July 25, 2016, we sold Outback Steakhouse South Korea for $50.0 million in cash and recognized an impairment charge of $39.6 million during the thirty-nine weeks ended September 25, 2016. After completion of the sale, our restaurant locations in South Korea are operated as franchises.

Share Repurchase Programs - During the thirty-nine weeks ended September 25, 2016, we repurchased 14.8 million shares of common stock for a total of $274.9 million. We have $165.0 million of remaining authorization under the July 2016 Share Repurchase Program.

PRP Mortgage Loan - In February 2016, PRP entered into the PRP Mortgage Loan, pursuant to which PRP borrowed $300.0 million. The proceeds of the PRP Mortgage Loan were used, together with borrowings under our revolving credit facility, to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan. In connection with the defeasance, we recognized a loss of $26.6 million during the thirty-nine weeks ended September 25, 2016. In July 2016, PRP entered into an Amendment to the PRP Mortgage Loan to provide for additional borrowings of $69.5 million. See Note 9 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Subsequent to September 25, 2016, we made payments of $121.9 million on our PRP Mortgage Loan with proceeds from sale-leaseback transactions. As of the date of this filing, the PRP Mortgage Loan had a remaining balance of $50.9 million.
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

Number of restaurants (at end of the period):	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
U.S.
Outback Steakhouse
Company-owned	651	649
Franchised	105	105
Total	756	754
Carrabba’s Italian Grill
Company-owned	243	244
Franchised	2	3
Total	245	247
Bonefish Grill
Company-owned	204	208
Franchised	6	5
Total	210	213
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	67	66
International
Company-owned
Outback Steakhouse - Brazil (1)	81	71
Outback Steakhouse - South Korea (2)	—	75
Other	24	14
Franchised
Outback Steakhouse - South Korea (2)	72	—
Other	52	57
Total	229	217
System-wide total	1,507	1,497
____________________

(1)	The restaurant counts for Brazil are reported as of August 31, 2016 and 2015, respectively, to correspond with the balance sheet dates of this subsidiary.

(2)	On July 25, 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations and Comprehensive Income (Loss) in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Revenues
Restaurant sales	99.3%	99.4%	99.4%	99.4%
Other revenues	0.7	0.6	0.6	0.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.2	33.2	32.3	32.8
Labor and other related (1)	29.0	28.1	28.6	27.6
Other restaurant operating (1)	24.3	23.9	23.1	23.0
Depreciation and amortization	4.8	4.6	4.5	4.2
General and administrative	6.5	6.8	6.4	6.6
Provision for impaired assets and restaurant closings	0.5	0.2	1.5	0.4
Total costs and expenses	96.8	96.2	95.9	94.0
Income from operations	3.2	3.8	4.1	6.0
Loss on defeasance, extinguishment and modification of debt	(*)	—	(0.8)	(0.1)
Other income (expense), net	0.2	(*)	*	(*)
Interest expense, net	(1.1)	(1.5)	(1.0)	(1.3)
Income before provision for income taxes	2.3	2.3	2.3	4.6
Provision for income taxes	0.2	0.6	0.8	1.2
Net income	2.1	1.7	1.5	3.4
Less: net income attributable to noncontrolling interests	*	0.1	0.1	0.1
Net income attributable to Bloomin’ Brands	2.1%	1.6%	1.4%	3.3%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the thirteen and thirty-nine weeks ended September 25, 2016:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the period ending September 27, 2015	$1,020.1	$3,307.7
Change from:
Divestitures	(30.2)	(43.5)
Restaurant closings	(7.5)	(25.4)
Comparable restaurant sales	(1.5)	(31.0)
Effect of foreign currency translation	(0.8)	(45.3)
Restaurant openings	18.7	66.9
For the period ending September 25, 2016	$998.8	$3,229.4

The decrease in Restaurant sales in the thirteen weeks ended September 25, 2016 was primarily attributable to: (i) the sale of Outback Steakhouse South Korea restaurants in July 2016 and (ii) the closing of 17 restaurants since June 28, 2015. The decrease in restaurant sales was partially offset by the opening of 56 new restaurants not included in our comparable restaurant sales base.

The decrease in Restaurant sales in the thirty-nine weeks ended September 25, 2016 was primarily attributable to: (i) the effect of foreign currency translation, due to the depreciation of the Brazil Real, (ii) the sale of Outback Steakhouse South Korea restaurants in July 2016 and Roy’s in January 2015, (iii) lower U.S. comparable restaurant sales and (iv) the closing of 20 restaurants since December 28, 2014. The decrease in restaurant sales was partially offset by the opening of 80 new restaurants not included in our comparable restaurant sales base.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases):

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more) (1):
U.S.
Outback Steakhouse	(0.7)%	0.1%	(1.6)%	3.1%
Carrabba’s Italian Grill	(2.1)%	(2.0)%	(2.9)%	0.4%
Bonefish Grill	1.7%	(6.1)%	(0.1)%	(2.8)%
Fleming’s Prime Steakhouse & Wine Bar	(1.9)%	(0.6)%	(0.3)%	2.0%
Combined U.S.	(0.7)%	(1.3)%	(1.5)%	1.6%
International
Outback Steakhouse - Brazil (2)	7.3%	6.1%	6.9%	4.9%

Traffic:
U.S.
Outback Steakhouse	(6.5)%	(0.9)%	(5.1)%	(0.4)%
Carrabba’s Italian Grill	(4.5)%	(3.7)%	(2.5)%	0.5%
Bonefish Grill	(2.0)%	(8.5)%	(3.3)%	(5.5)%
Fleming’s Prime Steakhouse & Wine Bar	(2.9)%	(2.3)%	(1.6)%	0.9%
Combined U.S.	(5.4)%	(2.6)%	(4.2)%	(1.0)%
International
Outback Steakhouse - Brazil	1.4%	0.6%	0.2%	0.1%

Average check per person increases (decreases) (3):
U.S.
Outback Steakhouse	5.8%	1.0%	3.5%	3.5%
Carrabba’s Italian Grill	2.4%	1.7%	(0.4)%	(0.1)%
Bonefish Grill	3.7%	2.4%	3.2%	2.7%
Fleming’s Prime Steakhouse & Wine Bar	1.0%	1.7%	1.3%	1.1%
Combined U.S.	4.7%	1.3%	2.7%	2.6%
International
Outback Steakhouse - Brazil	6.0%	6.2%	6.6%	5.1%
____________________

(1)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(2)
Includes the trading day impact from calendar period reporting of (0.1%) and (0.7%) for the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively and 0.1% and (0.3%) for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively.

(3)	Average check per person increases (decreases) includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$61,588	$62,152	$65,845	$66,862
Carrabba’s Italian Grill	$51,374	$52,650	$55,974	$58,003
Bonefish Grill	$55,125	$54,323	$59,365	$59,434
Fleming’s Prime Steakhouse & Wine Bar	$68,510	$69,045	$79,561	$79,641
International
Outback Steakhouse - Brazil (1)	$79,133	$76,169	$72,022	$84,335
Operating weeks:
U.S.
Outback Steakhouse	8,463	8,438	25,347	25,308
Carrabba’s Italian Grill	3,163	3,172	9,507	9,506
Bonefish Grill	2,652	2,698	8,014	8,003
Fleming’s Prime Steakhouse & Wine Bar	871	858	2,587	2,574
International
Outback Steakhouse - Brazil	1,042	923	3,026	2,615
____________________

(1)
Translated at an average exchange rate of 3.30 and 3.27 for the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively, and 3.59 and 3.00 for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change
Cost of sales	$322.1	$339.0		$1,044.2	$1,083.9
% of Restaurant sales	32.2%	33.2%	(1.0)%	32.3%	32.8%	(0.5)%

Cost of sales, consisting of food and beverage costs, decreased as a percentage of Restaurant sales in the thirteen weeks ended September 25, 2016 as compared to the thirteen weeks ended September 27, 2015. The decrease as a percentage of Restaurant sales was primarily due to: (i) 0.7% from increases in average check per person and (ii) 0.7% from the impact of certain cost savings initiatives. These decreases were partially offset by increases as a percentage of Restaurant sales primarily attributable to 0.4% from higher commodity costs.

Cost of sales decreased as a percentage of Restaurant sales in the thirty-nine weeks ended September 25, 2016 as compared to the thirty-nine weeks ended September 27, 2015. The decrease as a percentage of Restaurant sales was primarily due to: (i) 0.5% from the impact of certain cost savings initiatives and (ii) 0.2% from increases in average check per person. These decreases were partially offset by increases as a percentage of Restaurant sales primarily due to 0.4% from higher commodity costs.

In fiscal year 2017, we expect commodity costs to be flat to 1% lower.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Labor and other related expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change
Labor and other related	$290.0	$286.6		$922.0	$911.7
% of Restaurant sales	29.0%	28.1%	0.9%	28.6%	27.6%	1.0%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to deferred compensation plans and other restaurant-level incentive compensation expenses. Labor and other related expenses increased as a percentage of Restaurant sales in the thirteen weeks ended September 25, 2016 as compared to the thirteen weeks ended September 27, 2015. The increase as a percentage of Restaurant sales was primarily due to: (i) 1.4% from higher kitchen and service labor costs due to higher wage rates and investments in our service model and (ii) 0.3% due to the favorable resolution of a payroll tax audit contingency in the thirteen weeks ended September 27, 2015. These increases were partially offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.7% from increases in average check per person and (ii) 0.2% impact from the sale of Outback Steakhouse South Korea.

Labor and other related expenses increased as a percentage of Restaurant sales in the thirty-nine weeks ended September 25, 2016 as compared to the thirty-nine weeks ended September 27, 2015. The increase as a percentage of Restaurant sales was primarily due to: (i) 1.2% from higher kitchen and service labor costs due to higher wage rates and investments in our service model and (ii) 0.2% due to the favorable resolution of payroll tax audit contingencies in the thirty-nine weeks ended September 27, 2015. These increases were partially offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.3% from increases in average check per person and (ii) 0.2% from the impact of certain cost savings initiatives.

In fiscal year 2017, we expect to incur incremental expense of $9.0 million related to regulations enacted by the Department of Labor that raises the salary threshold for employees exempted from overtime.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change
Other restaurant operating	$243.2	$243.6		$747.2	$761.9
% of Restaurant sales	24.3%	23.9%	0.4%	23.1%	23.0%	0.1%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. The increase as a percentage of Restaurant sales in the thirteen weeks ended September 25, 2016 as compared to the thirteen weeks ended September 27, 2015, was primarily due to: (i) 0.6% from an increase in operating expenses due to inflation and timing and (ii) 0.3% from higher rent expense, net, due to the sale-leaseback of certain properties. The increases were partially offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.4% from the impact of certain cost savings initiatives and (ii) 0.2% from increases in average check per person.

Other restaurant operating expenses increased as a percentage of Restaurant sales in the thirty-nine weeks ended September 25, 2016 as compared to the thirty-nine weeks ended September 27, 2015. The increase as a percentage of Restaurant sales was primarily due to: (i) 0.2% from an increase in operating expenses due to inflation and timing and (ii) 0.2% from higher rent expense, net, due to the sale-leaseback of certain properties. The increase was partially offset by a decrease as a percentage of Restaurant sales primarily due to 0.3% from the impact of certain cost savings initiatives.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Depreciation and amortization

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change
Depreciation and amortization	$48.6	$47.5	$1.1	$145.2	$141.3	$3.9

Depreciation and amortization expense increased in the thirteen and thirty-nine weeks ended September 25, 2016 as compared to the thirteen and thirty-nine weeks ended September 27, 2015. The increase was primarily due to additional depreciation expense related to the opening of new restaurants and the remodel of existing restaurants, partially offset by lower depreciation from: (i) the sale of Outback Steakhouse South Korea, (ii) assets impaired in connection with the Bonefish Restructuring and (iii) disposal of assets related to the sale-leaseback of certain properties.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in general and administrative expense for the thirteen and thirty-nine weeks ended September 25, 2016:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the period ended September 27, 2015	$69.6	$218.8
Change from:
Life insurance and deferred compensation (1)	(3.5)	(8.2)
Legal and professional fees (2)	(1.6)	(4.7)
Employee stock-based compensation	(0.3)	1.9
Incentive compensation	1.2	2.5
Foreign currency exchange (3)	0.2	(3.9)
Other	(0.5)	2.3
For the period ended September 25, 2016	$65.1	$208.7
________________

(1)
Life insurance and deferred compensation decreased primarily due to: (i) an increase in the cash surrender value of life insurance investments related to our partner deferred compensation programs during the thirteen and thirty-nine weeks ended September 25, 2016 and (ii) the acquisition of managing partners’ interests in certain Outback Steakhouse restaurants during the thirty-nine weeks ended September 25, 2016.

(2)
Legal and professional fees were lower due to legal costs in 2015 associated with the Cardoza litigation and certain professional service fees and technology projects incurred in 2015 that supported our planned operational growth.

(3)	Foreign exchange primarily includes the depreciation of the Brazil Real.

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change
Provision for impaired assets and restaurant closings	$4.7	$1.7	$3.0	$49.2	$11.7	$37.5

Sale of Outback Steakhouse South Korea - On July 25, 2016, we completed the sale of Outback Steakhouse South Korea. In connection with the decision to sell Outback Steakhouse South Korea, we recognized an impairment charge of $39.6 million during the thirty-nine weeks ended September 25, 2016.

Restructuring and Restaurant Closure Initiatives - On February 12, 2016, we decided to close 14 Bonefish restaurants. We expect to substantially complete these restaurant closings through the first quarter of 2019.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Following is a summary of expenses related to the Bonefish Restructuring and International and Domestic Restaurant Closure Initiatives recognized in Provision for impaired assets and restaurant closings in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Impairment, facility closure and other expenses
Bonefish Restructuring	$(0.7)	$—	$3.7	$—
International Restaurant Closure Initiative	—	0.1	(0.1)	6.2
Domestic Restaurant Closure Initiative	—	—	0.1	1.3
Provision for impaired assets and restaurant closings	$(0.7)	$0.1	$3.7	$7.5

We currently expect to incur additional charges of $3.2 million to $5.2 million for the Bonefish Restructuring over the next five years, including costs associated with lease obligations and other closure related obligations.

Other Impairments - During the thirteen and thirty-nine weeks ended September 25, 2016, we recognized impairment charges of $3.2 million for our Puerto Rico subsidiary.

The remaining restaurant impairment and closing charges resulted from: (i) the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for sale, relocation or closure and (ii) lease liabilities.

See Note 2 - Impairments, Disposals and Exit Costs of the Notes to Consolidated Financial Statements for further information.

Income from operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change
Income from operations	$31.7	$38.7	$(7.0)	$131.8	$199.0	$(67.2)
% of Total revenues	3.2%	3.8%	(0.6)%	4.1%	6.0%	(1.9)%

The decrease in income from operations generated in the thirteen weeks ended September 25, 2016 as compared to the thirteen weeks ended September 27, 2015 was primarily due to a decrease in operating margin at the restaurant-level and impairment charges.

The decrease in income from operations generated in the thirty-nine weeks ended September 25, 2016 as compared to the thirty-nine weeks ended September 27, 2015 was primarily due to: (i) impairment charges related to the sale of Outback Steakhouse South Korea, (ii) a decrease in operating margin at the restaurant-level and (iii) higher restaurant closing costs from the Bonefish Restructuring.

Loss on defeasance, extinguishment and modification of debt

In connection with the PRP Mortgage Loan Amendment in July 2016 and the defeasance of our 2012 CMBS loan in February 2016, we recognized a loss on defeasance, extinguishment and modification of debt of $0.4 million and $27.0 million for the thirteen and thirty-nine weeks ended September 25, 2016, respectively. See Note 9 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other income (expense), net

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change
Other income (expense), net	$2.1	$(0.3)	$2.4	$2.1	$(1.4)	$3.5

The increase in other income (expense), net in the thirteen and thirty-nine weeks ended September 25, 2016 as compared to the thirteen and thirty-nine weeks ended September 27, 2015 was primarily due to a gain on the sale of Outback Steakhouse South Korea in 2016 and a loss on the sale of Roy’s in 2015.

Interest expense, net

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change
Interest expense, net	$10.2	$14.9	$(4.7)	$33.4	$40.9	$(7.5)

The decrease in interest expense, net in the thirteen weeks ended September 25, 2016 as compared to the thirteen weeks ended September 27, 2015 was primarily due to lower interest expense related to the refinancing of the 2012 CMBS loan in February 2016, partially offset by additional interest expense related to our Term Loan A-1.

The decrease in interest expense, net in the thirty-nine weeks ended September 25, 2016 as compared to the thirty-nine weeks ended September 27, 2015 was primarily due to lower interest expense related to the refinancing of the 2012 CMBS loan in February 2016, partially offset by additional interest expense related to our interest rate swaps and from additional draws on our revolving credit facility.

Provision for income taxes

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	Change
Effective income tax rate	8.4%	26.3%	(17.9)%	33.2%	27.0%	6.2%

The net decrease in the effective income tax rate for the thirteen weeks ended September 25, 2016 was primarily due to: (i) a decrease in the tax liability recorded in connection with the sale of Outback South Korea, (ii) a reduction of uncertain tax positions due to the expiration of statute of limitations and (iii) a change in the blend of taxable income across our U.S. and international subsidiaries.

The net increase in the effective income tax rate for the thirty-nine weeks ended September 25, 2016 was primarily due to the change in the blend of taxable income across our U.S. and international subsidiaries and the recording of additional tax liabilities, including incremental taxes on earnings that were previously considered permanently reinvested, in connection with the sale of Outback Steakhouse South Korea.

We expect our effective income tax rate for fiscal year 2016 to range from 28.0% to 29.0%. The difference between the 2016 expected effective income tax rate and the effective income tax rate for the thirteen weeks ended September 25, 2016 is primarily due to the sale of Outback Steakhouse South Korea and a reduction of uncertain tax positions related to the expiration of certain statute of limitations.

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

Following is a reconciliation of segment income (loss) from operations to the consolidated operating results:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Segment income (loss) from operations
U.S.	$61,905	$63,476	$268,754	$287,936
International	8,277	9,770	(14,947)	24,376
Total segment income from operations	70,182	73,246	253,807	312,312
Unallocated corporate operating expense	(38,448)	(34,522)	(122,056)	(113,302)
Total income from operations	31,734	38,724	131,751	199,010
Loss on defeasance, extinguishment and modification of debt	(418)	—	(26,998)	(2,638)
Other income (expense), net	2,079	(266)	2,059	(1,356)
Interest expense, net	(10,217)	(14,851)	(33,394)	(40,916)
Income before provision for income taxes	$23,178	$23,607	$73,418	$154,100

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

U.S. Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Revenues
Restaurant sales	$889,350	$897,280	$2,882,091	$2,930,644
Other revenues	4,556	5,173	14,575	16,801
Total revenues	$893,906	$902,453	$2,896,666	$2,947,445
Restaurant-level operating margin	14.1%	13.8%	15.7%	16.0%
Income from operations	61,905	63,476	$268,754	$287,936
Operating income margin	6.9%	7.0%	9.3%	9.8%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the thirteen and thirty-nine weeks ended September 25, 2016:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the period ending September 27, 2015	$897.3	$2,930.6
Change from:
Comparable restaurant sales	(6.6)	(42.9)
Restaurant closings	(5.2)	(17.6)
Divestiture of Roy’s	—	(5.7)
Restaurant openings	3.9	17.7
For the period ending September 25, 2016	$889.4	$2,882.1

The decrease in U.S. Restaurant sales in the thirteen weeks ended September 25, 2016 was primarily attributable to: (i) lower comparable restaurant sales and (ii) the closing of 12 restaurants since June 28, 2015. The decrease in U.S. Restaurant sales was partially offset by the opening of 21 new restaurants not included in our comparable restaurant sales base.

The decrease in U.S. Restaurant sales in the thirty-nine weeks ended September 25, 2016 was primarily attributable to: (i) lower comparable restaurant sales, (ii) the closing of 15 restaurants since December 28, 2014 and (iii) the sale of 20 Roy’s restaurants in January 2015. The decrease in U.S. Restaurant sales was partially offset by the opening of 34 new restaurants not included in our comparable restaurant sales base.

Restaurant-level operating margin

The increase in U.S. restaurant-level operating margin in the thirteen weeks ended September 25, 2016 as compared to the thirteen weeks ended September 27, 2015 was primarily due to: (i) increases in average check per person and (ii) the impact of certain cost savings initiatives. The increase was partially offset by: (i) higher kitchen and labor costs and (ii) higher rent expense due to the sale-leaseback of certain properties.

The decrease in U.S. restaurant-level operating margin in the thirty-nine weeks ended September 25, 2016 as compared to the thirty-nine weeks ended September 27, 2015, was primarily due to: (i) higher kitchen and labor costs and (ii) higher rent expense due to the sale-leaseback of certain properties. The decrease was partially offset by: (i) the impact of certain cost savings initiatives and (ii) increases in average check per person.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income from operations

The decrease in U.S. income from operations generated in the thirteen weeks ended September 25, 2016 as compared to the thirteen weeks ended September 27, 2015 was primarily due to impairment charges related to our Puerto Rico subsidiary, partially offset by lower General and administrative expense. General and administrative expense for the U.S. segment decreased primarily from an increase in the cash surrender value of life insurance investments related to our partner deferred compensation programs.

The decrease in U.S. income from operations generated in the thirty-nine weeks ended September 25, 2016 as compared to the thirty-nine weeks ended September 27, 2015 was primarily due to: (i) lower operating margin at the restaurant-level and (ii) higher restaurant closing costs from the Bonefish Restructuring, partially offset by lower General and administrative expense. General and administrative expense for the U.S. segment decreased primarily from lower deferred compensation expense due to the acquisition of a managing partner’s interests in certain Outback Steakhouse restaurants and an increase in the cash surrender value of life insurance investments related to our partner deferred compensation programs.

International Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Revenues
Restaurant sales	$109,456	$122,851	$347,286	$377,056
Other revenues	2,025	1,417	4,211	3,876
Total revenues	$111,481	$124,268	$351,497	$380,932
Restaurant-level operating margin	18.2%	18.0%	17.9%	19.0%
Income (loss) from operations	$8,277	$9,770	$(14,947)	$24,376
Operating income (loss) margin	7.4%	7.9%	(4.3)%	6.4%

Restaurant sales

Following is a summary of the change in International segment Restaurant sales for the thirteen and thirty-nine weeks ended September 25, 2016:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the period ending September 27, 2015	$122.9	$377.1
Change from:
Divestiture of Outback Steakhouse South Korea	(30.2)	(37.8)
Restaurant closings	(2.3)	(7.8)
Effect of foreign currency translation	(0.8)	(45.3)
Restaurant openings	14.8	49.2
Comparable restaurant sales	5.1	11.9
For the period ending September 25, 2016	$109.5	$347.3

The decrease in Restaurant sales in the thirteen weeks ended September 25, 2016 was primarily attributable to: (i) the sale of 72 Outback Steakhouse South Korea restaurants in July 2016 and (ii) the closing of five restaurants since June 28, 2015. The decrease in restaurant sales was partially offset by: (i) the opening of 35 new restaurants not included in our comparable restaurant sales base and (ii) an increase in comparable restaurant sales.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The decrease in Restaurant sales in the thirty-nine weeks ended September 25, 2016 was primarily attributable to: (i) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar, (ii) the sale of 72 Outback Steakhouse South Korea restaurants in July 2016 and (iii) the closing of five restaurants since December 28, 2014. The decrease in restaurant sales was partially offset by: (i) the opening of 46 new restaurants not included in our comparable restaurant sales base and (ii) an increase in comparable restaurant sales.

Restaurant-level operating margin

The increase in International restaurant-level operating margin in the thirteen weeks ended September 25, 2016 as compared to the thirteen weeks ended September 27, 2015 was primarily due to: (i) increases in average check per person, (ii) the sale of Outback Steakhouse South Korea and (iii) the impact of certain cost savings initiatives. The increase was partially offset by: (i) higher commodity and labor inflation and (ii) higher operating expenses due to inflation.

The decrease in International restaurant-level operating margin in the thirty-nine weeks ended September 25, 2016 as compared to the thirty-nine weeks ended September 27, 2015 was primarily due to: (i) higher commodity and labor inflation and (ii) higher operating expenses due to inflation. The decrease was partially offset by: (i) increases in average check per person and (ii) the impact of certain cost savings initiatives.

Income (loss) from operations

The decrease in International income from operations in the thirteen weeks ended September 25, 2016 as compared to the thirteen weeks ended September 27, 2015 was primarily due to the sale of Outback Steakhouse South Korea, partially offset by higher franchise revenue and lower depreciation and amortization.

The decrease in International income from operations in the thirty-nine weeks ended September 25, 2016 as compared to the thirty-nine weeks ended September 27, 2015 was primarily due to: (i) impairment charges related to the sale of Outback Steakhouse South Korea and (ii) lower restaurant-level operating margin, partially offset by costs related to the International Restaurant Closure Initiative in 2015 and lower General and administrative expense. General and administrative expense for the International segment decreased primarily from the effects of foreign currency exchange.

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

These non-GAAP financial measures are not intended to replace U.S. GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. We maintain internal

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

guidelines with respect to the types of adjustments we include in our non-GAAP measures. These guidelines endeavor to differentiate between types of gains and expenses that are reflective of our core operations in a period, and those that may vary from period to period without correlation to our core performance in that period. However, implementation of these guidelines necessarily involves the application of judgment, and the treatment of any items not directly addressed by, or changes to, our guidelines will be considered by our disclosure committee. Refer to the reconciliations of non-GAAP measures for descriptions of the actual adjustments made in the current period and the corresponding prior period.

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
COMPANY-OWNED RESTAURANT SALES (dollars in millions)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
U.S.
Outback Steakhouse	$521	$524	$1,668	$1,691
Carrabba’s Italian Grill	162	167	532	551
Bonefish Grill	147	147	476	476
Fleming’s Prime Steakhouse & Wine Bar	60	59	206	205
Other	—	—	—	7
Total	$890	$897	$2,882	$2,930
International
Outback Steakhouse-Brazil	$83	$70	$218	$221
Outback Steakhouse-South Korea (1)	11	42	90	128
Other	15	11	39	29
Total	$109	$123	$347	$378
Total Company-owned restaurant sales	$999	$1,020	$3,229	$3,308
_____________________

(1)	On July 25, 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
FRANCHISE SALES (dollars in millions) (1)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
U.S.
Outback Steakhouse	$85	$83	$260	$257
Carrabba's Italian Grill	3	3	9	6
Bonefish Grill	3	3	10	9
Total	91	89	279	272
International
Outback Steakhouse-South Korea (2)	30	—	30	—
Other	28	30	84	88
Total	58	30	114	88
Total franchise sales (1)	$149	$119	$393	$360
Income from franchise sales (3)	$5	$4	$14	$13
_____________________

(1)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(2)	On July 25, 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

(3)	Represents the franchise royalty income included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted restaurant-level operating margin

Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Cost of sales, Labor and other related and Other restaurant operating. The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 25, 2016		SEPTEMBER 27, 2015
	U.S. GAAP	ADJUSTED	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.2%	32.2%	33.2%	33.2%
Labor and other related	29.0%	29.0%	28.1%	28.4%
Other restaurant operating	24.3%	24.4%	23.9%	23.9%

Restaurant-level operating margin	14.4%	14.4%	14.8%	14.5%

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2016		SEPTEMBER 27, 2015
	U.S. GAAP	ADJUSTED (2)	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.3%	32.3%	32.8%	32.8%
Labor and other related	28.6%	28.6%	27.6%	27.7%
Other restaurant operating	23.1%	23.2%	23.0%	23.0%

Restaurant-level operating margin	16.0%	15.9%	16.6%	16.5%
_________________

(1)
Includes adjustments for payroll tax audit contingencies of $2.9 million and $5.6 million for the thirteen and thirty-nine weeks ended September 27, 2015, respectively, which were recorded in Labor and other related.

(2)
Includes adjustments, primarily the write-off of $1.9 million of deferred rent liabilities associated with the Bonefish Restructuring for the thirty-nine weeks ended September 25, 2016, which were recorded in Other restaurant operating.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Income from operations	$31,734	$38,724	$131,751	$199,010
Operating income margin	3.2%	3.8%	4.1%	6.0%
Adjustments:
Asset impairments and related costs (1)	3,208	—	43,231	746
Restaurant relocations, remodels and related costs (2)	1,808	1,872	3,572	3,163
Transaction-related expenses (3)	1,047	750	1,513	1,065
Purchased intangibles amortization (4)	1,032	1,047	2,841	3,453
Severance (5)	—	—	1,872	—
Restaurant impairments and closing costs (6)	(685)	185	1,435	8,992
Legal and contingent matters (7)	—	1,239	—	1,239
Payroll tax audit contingency (8)	—	(2,916)	—	(5,587)
Total income from operations adjustments	6,410	2,177	54,464	13,071
Adjusted income from operations	$38,144	$40,901	$186,215	$212,081
Adjusted operating income margin	3.8%	4.0%	5.7%	6.4%

Net income attributable to Bloomin’ Brands	$20,733	$16,811	$46,031	$109,625
Adjustments:
Income from operations adjustments	6,410	2,177	54,464	13,071
Loss on defeasance, extinguishment and modification of debt (9)	418	—	26,998	2,638
(Gain) loss on disposal of business (10)	(2,084)	298	(2,084)	1,328
Total adjustments, before income taxes	4,744	2,475	79,378	17,037
Adjustment to provision for income taxes (8) (11)	(2,930)	(665)	(11,107)	(3,245)
Net adjustments	1,814	1,810	68,271	13,792
Adjusted net income	$22,547	$18,621	$114,302	$123,417

Diluted earnings per share	$0.18	$0.13	$0.40	$0.87
Adjusted diluted earnings per share	$0.20	$0.15	$0.98	$0.97

Diluted weighted average common shares outstanding	112,430	124,733	116,516	126,610
_________________

(1)
Represents asset impairment charges and related costs associated with our Puerto Rico subsidiary and sale of Outback Steakhouse South Korea in 2016 and our Roy’s concept and corporate aircraft in 2015.

(2)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation and remodel programs.

(3)
Relates primarily to the following: (i) costs incurred with our sale-leaseback initiative in 2016 and 2015 and (ii) costs incurred with the secondary offering of our common stock in March 2015. For the thirty-nine weeks ended September 25, 2016, includes an adjustment of $0.3 million for amortization of deferred gains related to our sale-leaseback initiative from our second fiscal quarter. Subsequent to the second quarter, based on an ongoing review of our non-GAAP presentations, we determined not to adjust for this item on a prospective basis commencing with the thirteen weeks ended September 25, 2016. We do not consider this change material to the historical periods presented.

(4)	Represents intangible amortization recorded as a result of the acquisition of our Brazil operations.

(5)	Relates primarily to the following: (i) as a result of the relocation of our Fleming’s operations center to the corporate home office in 2016 and (ii) our organizational realignment in 2015.

(6)	Represents expenses incurred for the Bonefish Restructuring and the International and Domestic Restaurant Closure Initiatives.

(7)	Fees and expenses related to certain legal and contingent matters, including the Cardoza litigation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(8)
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

(9)	Relates to the amendment of the PRP Mortgage Loan in July 2016, defeasance of the 2012 CMBS loan in February 2016 and the refinancing of our Senior Secured Credit Facility in 2015.

(10)	Primarily relates to the sale of Outback Steakhouse South Korea in 2016 and Roy’s in 2015.

(11)
Represents income tax effect of the adjustments, on a jurisdiction basis, for the thirteen and thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively. Included in the adjustments for the thirteen weeks and thirty-nine weeks ended September 25, 2016 is ($1.1) million and $2.4 million, respectively, for taxes related to the Outback Steakhouse South Korea sale.

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

Cash and Cash Equivalents - As of September 25, 2016, we had $91.5 million in cash and cash equivalents, of which $36.2 million was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

In connection with the sale of Outback Steakhouse South Korea, we no longer assert that the earnings of our South Korean subsidiary will be permanently reinvested and have, therefore, recognized tax expense of $2.4 million for the thirty-nine weeks ended September 25, 2016. We had aggregate undistributed earnings of $58.7 million for other foreign subsidiaries as of September 25, 2016, which we consider to be permanently reinvested and are expected to continue to be permanently reinvested. It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings we consider to be permanently reinvested.

Sale of Outback Steakhouse South Korea - On July 25, 2016, we completed the sale of Outback Steakhouse South Korea for a purchase price of $50.0 million.

Sale-Leaseback Transactions - During the thirty-nine weeks ended September 25, 2016, we entered into sale-leaseback transactions with third-parties in which we sold 88 restaurant properties at fair market value for gross proceeds of $326.5 million. Subsequent to September 25, 2016, we entered into sale-leaseback transactions with third-parties in which we sold 59 restaurant properties at fair market value for gross proceeds of $187.0 million.

Bonefish Restructuring - On February 12, 2016, we decided to close 14 Bonefish restaurants. We expect to substantially complete these restaurant closings through the first quarter of 2019. Total future cash expenditures of $10.1 million to $12.3 million, primarily related to lease liabilities, are expected to occur through October 2024.

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

Credit Facilities - Our credit facilities consist of the Senior Secured Credit Facility and the PRP Mortgage Loan. See Note 9 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information. Following is a summary of principal payments and debt issuance from December 27, 2015 to September 25, 2016:

	SENIOR SECURED CREDIT FACILITY			2012 CMBS LOAN			PRP MORTGAGE LOAN	TOTAL CREDIT FACILITIES
	TERM LOANS		REVOLVING FACILITY	FIRST MORTGAGE LOAN	MEZZANINE LOANS
(dollars in thousands)	A	A-1			FIRST	SECOND
Balance as of December 27, 2015	$277,500	$150,000	$432,000	$289,588	$84,028	$85,353	$—	$1,318,469
2016 new debt	—	—	591,500	—	—	—	369,511	961,011
2016 payments	(13,125)	(6,562)	(377,500)	(289,588)	(84,028)	(85,353)	(196,671)	(1,052,827)
Balance as of September 25, 2016	$264,375	$143,438	$646,000	$—	$—	$—	$172,840	$1,226,653

We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of September 25, 2016:

	INTEREST RATE SEPTEMBER 25, 2016	ORIGINAL FACILITY	PRINCIPAL MATURITY DATE	OUTSTANDING
(dollars in thousands)				SEPTEMBER 25, 2016	DECEMBER 27, 2015
Term loan A, net of discount of $1.4 million (1)	2.51%	$300,000	May 2019	$264,375	$277,500
Term loan A-1	2.45%	150,000	May 2019	143,438	150,000
Revolving credit facility (1)	2.48%	825,000	May 2019	646,000	432,000
Total Senior Secured Credit Facility		$1,275,000		$1,053,813	$859,500
PRP Mortgage Loan (2)	2.96%	$369,512	February 2018	$172,840	$—
First mortgage loan	—%	$324,800		$—	$289,588
First mezzanine loan	—%	87,600		—	84,028
Second mezzanine loan	—%	87,600		—	85,353
Total 2012 CMBS loan		$500,000		$—	$458,969
Total credit facilities		$2,144,512		$1,226,653	$1,318,469
________________

(1)	Represents the weighted-average interest rate.

(2)	During the thirteen weeks ended September 25, 2016, PRP entered into an amendment to its existing PRP Mortgage Loan. See Note 9 - Long-term Debt, Net for further discussion.

Credit Agreement - As of September 25, 2016, we had $151.2 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $27.8 million.

The Credit Agreement contains mandatory prepayment requirements for Term loan A and Term loan A-1 at 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount of outstanding Term loan A and Term loan A-1 required to be prepaid may vary based on our leverage ratio and year end results. Other than the required minimum amortization premiums of $25.3 million, we do not anticipate any other payments will be required through September 24, 2017.
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
The proceeds of the PRP Mortgage Loan were used, together with borrowings under our revolving credit facility, to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan. In connection with the defeasance, we recognized a loss of $26.6 million during the thirty-nine weeks ended September 25, 2016. Following the defeasance of the 2012 CMBS loan, $19.3 million of restricted cash was released.
On July 27, 2016, PRP and the Lender, entered into an Amendment to PRP’s Original Loan Agreement to provide for additional borrowings of $69.5 million. Subsequent to September 25, 2016, we made payments of $121.9 million on our PRP Mortgage Loan with proceeds from sale-leaseback transactions. The remaining $50.9 million PRP Mortgage Loan balance is due on the Initial Maturity date unless the we exercise the Extension.

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

As of September 25, 2016 and December 27, 2015, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

Cash Flow Hedges of Interest Rate Risk - On September 9, 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, we pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. We estimate $5.4 million will be reclassified to interest expense over the next twelve months. See Note 13 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

Brazil Redeemable Noncontrolling Interests - Certain Former Equity Holders of the Brazil Joint Venture have options to sell us their remaining interests and we have options to purchase such remaining interests (the “call options” and together with the put options, the “Options”), in various amounts and at various times through 2018, subject to acceleration in certain circumstances. The purchase price under each of the Options is based on a multiple of adjusted earnings before interest, taxes, depreciation and amortization of the business, subject to a possible fair market value adjustment.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 27, 2015
Net cash provided by operating activities	$223,556	$247,294
Net cash provided by (used in) investing activities	176,140	(134,938)
Net cash used in financing activities	(445,809)	(134,226)
Effect of exchange rate changes on cash and cash equivalents	5,250	(8,284)
Net decrease in cash and cash equivalents	$(40,863)	$(30,154)

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Operating activities - Net cash provided by operating activities decreased during the thirty-nine weeks ended September 25, 2016, as compared to the thirty-nine weeks ended September 27, 2015 primarily due to higher income tax payments and the timing of accounts payable payments. These decreases were partially offset by: (i) utilization of inventory on hand, (ii) the timing of collections of gift card receivables and (iii) lower cash interest payments.

Investing activities - Net cash provided by investing activities for the thirty-nine weeks ended September 25, 2016 consisted primarily of: (i) proceeds from sale-leaseback transactions, (ii) proceeds from the sale of Outback Steakhouse South Korea and (iii) a reduction in restricted cash related to the defeasance of the 2012 CMBS loan, partially offset by capital expenditures.

Net cash used in investing activities for the thirty-nine weeks ended September 27, 2015 consisted primarily of capital expenditures, partially offset by the following: (i) net proceeds from life insurance policies, (ii) the release of escrow cash related to the Brazil Joint Venture acquisition, (iii) proceeds from the sale of Roy’s and (iv) proceeds from the disposal of property, fixtures and equipment.

Financing activities - Net cash used in financing activities for the thirty-nine weeks ended September 25, 2016 was primarily attributable to the following: (i) the defeasance of the 2012 CMBS loan and payments on our revolving credit facility and PRP Mortgage Loan, (ii) the repurchase of common stock, (iii) payment of cash dividends on our common stock, (iv) repayments of partner deposits and accrued partner obligations and (v) the purchase of outstanding limited partnership interests in certain restaurants. Net cash used in financing activities was partially offset by drawdowns on our revolving credit facility and proceeds from the PRP Mortgage Loan.

Net cash used in financing activities for the thirty-nine weeks ended September 27, 2015 was primarily attributable to the following: (i) repayments of the Term loan B due to the Senior Secured Credit Facility refinancing in March 2015 and payments on our revolving credit facility, (ii) the repurchase of common stock, (iii) repayments of partner deposits and accrued partner obligations and (iv) payment of cash dividends on our common stock. Net cash used in financing activities was partially offset by the following: (i) proceeds from the refinancing of the Senior Secured Credit Facility and revolving credit facilities and (ii) proceeds from the exercise of stock options.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital:

(dollars in thousands)	SEPTEMBER 25, 2016	DECEMBER 27, 2015
Current assets	$250,354	$418,644
Current liabilities	674,006	814,166
Working capital (deficit)	$(423,652)	$(395,522)

Working capital (deficit) totaled ($423.7) million and ($395.5) million as of September 25, 2016 and December 27, 2015, respectively, and included Unearned revenue from unredeemed gift cards of $242.4 million and $382.6 million as of September 25, 2016 and December 27, 2015, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $120.1 million and $133.2 million as of September 25, 2016 and December 27, 2015, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation was $59.2 million as of September 25, 2016.

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

The following table presents our dividends and share repurchases from December 29, 2014 through September 25, 2016:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TAXES RELATED TO SETTLEMENT OF EQUITY AWARDS	TOTAL
Fiscal year 2015	$29,332	$169,999	$770	$200,101
Thirteen weeks ended March 27, 2016	8,238	75,000	176	83,414
Thirteen weeks ended June 26, 2016	7,978	64,892	153	73,023
Thirteen weeks ended September 25, 2016	7,765	135,000	70	142,835
Total	$53,313	$444,891	$1,169	$499,373

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of September 25, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended September 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the third quarter of 2016 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended September 25, 2016:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
June 27, 2016 through July 24, 2016	344	$18.00	—	$110,108,046
July 25, 2016 through August 21, 2016	3,054,599	$18.68	3,054,481	$242,927,436
August 22, 2016 through September 25, 2016	4,004,736	$19.47	4,001,596	$165,000,032
Total	7,059,679		7,056,077
____________________

(1)
On July 26, 2016, the Board approved a new $300.0 million authorization as announced publicly in our press release issued on July 29, 2016 (the “July 2016 Share Repurchase Program”). The July 2016 Share Repurchase Program will expire on January 26, 2018. Common shares repurchased during the thirteen weeks ended September 25, 2016 represented shares repurchased under the July 2016 Share Repurchase Program and 3,602 shares withheld for tax payments due upon vesting of employee restricted stock awards.

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1	First Amendment to Loan Agreement, dated July 27, 2016, between New Private Restaurant Properties, LLC as borrower, and Wells Fargo Bank, National Association, as lender.[1]	Filed herewith

10.2*	Employment Offer Letter Agreement, dated as of July 29, 2016, between Bloomin’ Brands, Inc. and Gregg Scarlett	Filed herewith

10.3*	Employment Offer Letter Agreement, dated as of July 29, 2016, between Bloomin’ Brands, Inc. and David Schmidt	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]	Filed herewith

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	November 2, 2016	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]