Form 10-K
period 2016-12-25
Bloomin' Brands, Inc.
filed 2017-02-22
CIK 1546417

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 25, 2016
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

As of February 17, 2017, 102,843,651 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, expected to be held on April 21, 2017, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BLOOMIN’ BRANDS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For Fiscal Year 2016

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. Important factors that could cause actual results to differ materially from statements made or suggested by forward-looking statements include, but are not limited to, those described in the “Risk Factors” section of this Report and the following:

(i)	Consumer reactions to public health and food safety issues;

(ii)	Our ability to compete in the highly competitive restaurant industry with many well-established competitors and new market entrants;

(iii)	Minimum wage increases and additional mandated employee benefits;

(iv)
Our ability to comply with governmental laws and regulations, the costs of compliance with such laws and regulations and the effects of changes to applicable laws and regulations, including tax laws and unanticipated liabilities;

(v)	Economic conditions and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

(vi)	Fluctuations in the price and availability of commodities;

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

As of December 25, 2016, we owned and operated 1,276 restaurants and franchised 240 restaurants across 48 states, Puerto Rico, Guam and 20 countries.

The first Outback Steakhouse restaurant opened in 1988 and in 1996, we expanded the Outback Steakhouse concept internationally. OSI Restaurant Partners, LLC (“OSI”) is our primary operating entity and New Private Restaurant Properties, LLC (“PRP”) owns and leases our owned restaurant properties, primarily to OSI subsidiaries. Both OSI and PRP are wholly-owned subsidiaries of Bloomin’ Brands.

Financial Information About Segments - We have two reportable segments, U.S. and International, which reflects how we manage our business, review operating performance and allocate resources. The U.S. segment includes all brands operating in the U.S., and brands operating outside the U.S. are included in the International segment. Following is a summary of reporting segments as of December 25, 2016:

SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse	Brazil, Hong Kong, China
	Carrabba’s Italian Grill (Abbraccio)	Brazil

Segment information for fiscal years 2016, 2015 and 2014, which reflects financial information by geographic area, is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Note 19 - Segment Reporting of our Notes to Consolidated Financial Statements in Part II, Item 8.

OUR SEGMENTS

U.S. Segment

As of December 25, 2016, in our U.S. segment, we owned and operated 1,164 restaurants and franchised 113 restaurants across 48 states.

Outback Steakhouse - Outback Steakhouse is a casual steakhouse restaurant concept focused on steaks, signature flavors and Australian decor. The Outback Steakhouse menu offers seasoned and seared or wood-fire grilled steaks, chops, chicken, seafood, pasta, salads and seasonal specials. The menu also includes several specialty appetizers, including our signature Bloomin’ Onion®, and desserts, together with full bar service including Australian wine and beer.

Carrabba’s Italian Grill - Carrabba’s Italian Grill is a casual authentic Italian restaurant concept featuring handcrafted dishes. The Carrabba’s Italian Grill menu includes a variety of Italian pasta, chicken, beef and seafood dishes, small plates, salads and wood-fired pizza. Our ingredients are sourced from around the world and our traditional Italian exhibition kitchen allows customers to watch handmade dishes being prepared.

BLOOMIN’ BRANDS, INC.

Bonefish Grill - Bonefish Grill is an upscale casual seafood restaurant concept that specializes in market fresh fish from around the world, wood-grilled specialties and hand-crafted cocktails. In addition, Bonefish Grill offers beef, pork and chicken entrées, as well as several specialty appetizers, including our signature Bang Bang Shrimp®, and desserts.

Fleming’s Prime Steakhouse & Wine Bar - Fleming’s Prime Steakhouse & Wine Bar is a contemporary steakhouse concept featuring prime cuts of beef, chops, fresh fish, seafood and poultry, salads and side dishes. The steak selection features USDA Prime corn-fed beef, both wet- and dry-aged for flavor and texture, in a variety of sizes and cuts. Fleming’s Prime Steakhouse & Wine Bar offers a large selection of domestic and imported wines, with 100 selections available by the glass.

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

On July 25, 2016, the Company completed the sale of its Outback Steakhouse subsidiary in South Korea (“Outback Steakhouse South Korea”). After completion of the sale, the Company’s restaurant locations in South Korea are operated as franchises.

As of December 25, 2016, in our International segment, we owned and operated 112 restaurants and franchised 127 restaurants across 20 countries, Puerto Rico and Guam.

Outback Steakhouse - International Outback Steakhouse restaurants have a menu similar to the U.S. menu with additional variety to meet local taste preferences. In addition to the traditional Outback Special sirloin, a typical international menu may feature local beef cuts such as the Aussie Grilled Picanha in Brazil.

Carrabba’s Italian Grill (Abbraccio Cucina Italiana) - Abbraccio Cucina Italiana, our Carrabba’s Italian Grill restaurant concept in Brazil, offers a blend of traditional modern Italian dishes. The menu varies, with additional pasta and pizza menu offerings, to account for local tastes and customs. Abbraccio Cucina Italiana also has a range of beverage options, including classically inspired cocktails and local favorites with an Italian twist.

Restaurant Overview

Selected Sales Data - Following is sales mix by product type and average check per person for Company-owned restaurants during fiscal year 2016:

	U.S.				INTERNATIONAL
	Outback Steakhouse	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse & Wine Bar	Outback Steakhouse Brazil
Food & non-alcoholic beverage	90%	85%	78%	73%	83%
Alcoholic beverage	10%	15%	22%	27%	17%
	100%	100%	100%	100%	100%

Average check per person ($USD)	$22	$21	$25	$74		$15
Average check per person (LC)					R$	52

BLOOMIN’ BRANDS, INC.

System-wide Restaurant Summary - Following is a system-wide rollforward of restaurants in operation during fiscal year 2016:

	DECEMBER 27, 2015	2016 ACTIVITY			DECEMBER 25, 2016	U.S. STATE
		OPENED	CLOSED	OTHER		COUNT
Number of restaurants:
U.S.
Outback Steakhouse
Company-owned	650	5	(3)	(2)	650
Franchised	105	2	(2)	—	105
Total	755	7	(5)	(2)	755	48
Carrabba’s Italian Grill
Company-owned	244	—	(2)	—	242
Franchised	3	—	(1)	—	2
Total	247	—	(3)	—	244	32
Bonefish Grill
Company-owned	210	2	(8)	—	204
Franchised	5	1	—	—	6
Total	215	3	(8)	—	210	36
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	66	2	—	—	68	28
International
Company-owned
Outback Steakhouse - Brazil (1)	75	9	(1)	—	83
Outback Steakhouse - South Korea (2)	75	3	(6)	(72)	—
Other	16	14	(1)	—	29
Franchised
Outback Steakhouse - South Korea (2)	—	1	—	72	73
Other	58	3	(9)	2	54
Total	224	30	(17)	2	239
System-wide total (3)	1,507	42	(33)	—	1,516
____________________

(1)	The restaurant counts for Brazil are reported as of November 30, 2016 and 2015, respectively, to correspond with the balance sheet dates of this subsidiary.

(2)	On July 25, 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

(3)
The restaurant count as of December 25, 2016 includes 43 locations scheduled to close in connection with the 2017 Closure Initiative (as defined below under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

RESTAURANT DESIGN AND DEVELOPMENT

Site Design - We generally construct freestanding buildings on leased properties, although certain leased sites are also located in strip shopping centers. Construction of a new restaurant typically takes 60 to 180 days from the date the location is leased or under contract and fully permitted. In the majority of cases, future restaurant development will result from the lease of existing third-party retail space. We typically design the interior of our restaurants in-house, utilizing outside architects when necessary. We have an ongoing remodel program across all of our concepts to maintain the relevance of our restaurants’ ambience.

Site Selection Process - We have a central site selection team comprised of real estate development, property/lease management and design and construction personnel. This site selection team also utilizes a combination of existing field operations managers, internal development personnel and outside real estate brokers to identify and qualify potential sites.

BLOOMIN’ BRANDS, INC.

We have a relocation initiative in process, primarily related to the Outback Steakhouse brand. This multi-year relocation plan is focused on driving additional traffic to our restaurants by moving legacy restaurants from non-prime to prime locations within the same trade area.

Restaurant Development

We utilize the ownership structure and market entry strategy that best fits the needs for a particular market, including Company-owned units, joint ventures and franchises. For each market, we determine whether we will focus on Company-owned units, joint ventures or franchises based on demand, cost structure and economic conditions.

International Development - We continue to expand internationally, leveraging established equity and franchise markets in South America and Asia, and in strategically selected emerging and high-growth developed markets, focusing on Brazil and China. As we continue to expand internationally, we complement our ownership positions in high growth markets with franchisee partnerships. During 2016, we entered into a multi-country franchise agreement for the development of up to 26 Outback Steakhouse and Abbraccio Cucina Italiana restaurants in the Middle East over the next five years. We also entered into a development agreement in 2016 with an existing franchisee in Australia to open 20 Outback Steakhouse restaurants over the next three years.

See Item 2 - Properties for disclosure of our international restaurant count by country.

U.S. Development - We plan to opportunistically pursue unit growth across our concepts through existing geography fill-in and market expansion opportunities based on their current location mix.

RESEARCH & DEVELOPMENT / INNOVATION

We utilize a global core menu policy to ensure consistency and quality in our menu offerings. Before we add an item to the core menu, our research and development (“R&D”) team performs a thorough review of the item, including conducting consumer research, in order to assist in determining the viability of adding the item. Internationally, we have teams in our developed markets that tailor our menus to address the preferences of local consumers.

We continuously evolve our product offerings to improve efficiency based on consumer trends and feedback. We have a 12-month pipeline of new menu and promotional items across all concepts that allows us to quickly make adjustments in response to market demands, when necessary. In addition, we continue to focus on productivity across the portfolio. For new menu items and significant product changes, we have a testing process that includes direct consumer feedback on the product and its pricing.

Menu innovation and enhancement remains a high priority across all concepts. During 2016, we introduced a new center-cut sirloin, increased certain portion sizes and simplified the menu at Outback Steakhouse. We reduced menu complexity to refocus efforts on fresh seafood at Bonefish Grill and launched a new core menu at Carrabba’s in 2016.

INFORMATION SYSTEMS

The Company leverages technology to support customer engagement, labor and food productivity initiatives and restaurant operations.

To drive customer engagement, the Company continues to invest in technology infrastructure, including brand websites, online ordering and mobile apps. To increase customer convenience, we are leveraging our existing online ordering infrastructure to facilitate expanded off-premise dining. Additionally, we have developed systems to support our new customer loyalty program with a focus to increase traffic to our restaurants. Investments are also being made in a global supply chain management system to provide better inventory forecasting and replenishment to our restaurants, which will help manage food quality and specifications. We also continue to invest in a range of tools and infrastructure to support risk management and cyber security.

BLOOMIN’ BRANDS, INC.

Our integrated point-of-sale (“POS”) system allows us to transact business in our restaurants, communicate sales data through a secure corporate network to our enterprise resource planning system and data warehouse and automate financial and accounting controls. Our Company-owned restaurants, and most of our franchised restaurants, are connected through a portal that provides our Company employees and franchise partners with access to business information and tools that allow them to collaborate, communicate, train and share information.

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

In July 2016, we launched our first multi-brand loyalty program called Dine Rewards. Additionally, to help maintain consumer interest and relevance, each concept leverages limited-time offers featuring seasonal specials. We promote limited-time offers through integrated marketing programs that utilize all of our advertising resources.

RESTAURANT OPERATIONS

Management and Employees - The management staff of our restaurants varies by concept and restaurant size. Our restaurants employ primarily hourly employees, many of whom work part-time. The Restaurant Managing Partner has primary responsibility for the day-to-day operation of the restaurant and is required to follow Company-established operating standards. Area Operating Partners are responsible for overseeing the operations of typically six to 13 restaurants and Restaurant Managing Partners in a specific region.

Area Operating Partners, Restaurant Managing Partner and Chef Partner Programs - In addition to salary, Area Operating Partners, Restaurant Managing Partners and Chef Partners generally receive performance-based bonuses for providing management and supervisory services to their restaurants, certain of which may be based on a percentage of their restaurants’ monthly operating results or distributable cash flow (“Monthly Payments”).

Restaurant Managing Partners and Chef Partners in the U.S. are eligible to participate in deferred compensation programs. Under these deferred compensation programs, the Restaurant Managing Partners and Chef Partners are eligible to receive payments beginning upon completion of their five-year employment agreement. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. Also, on the fifth anniversary of the opening of each new U.S. Company-owned restaurant, the Area Operating Partner supervising the restaurant during the first five years of operation receives an additional performance-based bonus.

Many of our International Restaurant Managing Partners are given the option to purchase participation interests in the cash distributions from the restaurants they manage. The amount, terms and availability vary by country. This interest gives the partners the right to receive a percentage of the restaurant’s annual cash flows for the duration of the agreement.

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

BLOOMIN’ BRANDS, INC.

Service - In order to better assess and improve our performance, we use a third-party research firm to conduct an ongoing satisfaction measurement program that provides us with industry benchmarking information for our Company-owned and franchise locations in the U.S. We have a similar consumer satisfaction measurement program for our international Company-owned and certain franchise locations and we obtain industry benchmarking information for the international markets in which we operate, when available. These programs measure satisfaction across a wide range of experience elements.

SOURCING AND SUPPLY

Sourcing and Supply - We take a global approach to procurement and supply chain management, with our corporate team serving all U.S. and international concepts. In addition, we have dedicated supply chain management personnel for our international operations in South America and Asia. The supply chain management organization is responsible for all food and operating supply purchases as well as a large percentage of purchases of field and corporate services.

We address the end-to-end costs associated with the products and goods we purchase by utilizing a combination of global, regional and local suppliers to capture efficiencies and economies of scale. This “total cost of ownership” (“TCO”) approach focuses on the initial purchase price, coupled with the cost structure underlying the procurement and order fulfillment process. The TCO approach includes monitoring commodity markets and trends to execute product purchases at the most advantageous times.

We have a distribution program that includes food, beverage, smallwares and packaging goods in all major markets. This program is managed by a custom distribution company that only provides products approved for our system. This customized relationship also enables our staff to effectively manage and prioritize our supply chain.

Proteins represent 62% of our global commodity procurement composition, with beef representing 56% of purchased proteins. In 2016, we purchased: (i) more than 85% of our U.S. beef raw materials from four beef suppliers that represent approximately 83% of the total U.S. beef marketplace and (ii) more than 95% of our Brazil beef raw materials from one beef supplier that represents approximately eight percent of the total Brazil beef marketplace. Due to the nature of our industry, we expect to continue purchasing a substantial amount of our beef from a small number of suppliers. Other major commodity categories purchased include produce, dairy, bread and pasta, and energy sources to operate our restaurants, such as natural gas and electricity.

Quality Control - Our R&D facility is located in Tampa, Florida and serves as a global test kitchen and vendor product qualification site. Our quality assurance team manages internal auditors responsible for supplier evaluations and external third parties who inspect supplier adherence to quality, food safety and product specification. Our suppliers also utilize third-party labs for food safety and quality verification. We have a program that ensures suppliers comply with quality, food safety and other specifications. We develop sourcing strategies for all commodity categories based on the dynamics of each category. In addition, we require our supplier partners to meet or exceed our quality assurance standards.

Our operational teams have multiple touch points in the restaurants ensuring food safety, quality and freshness throughout all phases of the preparation process. In addition, we employ third-party auditors to verify our standards of food safety, training and sanitation.

RESTAURANT OWNERSHIP STRUCTURES

Our restaurants are Company-owned or operated under franchise arrangements. We generate our revenues from our Company-owned restaurants and through ongoing royalties from our franchised restaurants and sales of franchise rights.

BLOOMIN’ BRANDS, INC.

Company-Owned Restaurants - Company-owned restaurants are wholly-owned by us or in which we have a majority ownership. Our cash flows from entities in which we have a majority ownership are limited to the portion of our ownership. The results of operations of Company-owned restaurants are included in our consolidated operating results and the portion of income or loss attributable to the noncontrolling interests is eliminated in our Consolidated Statements of Operations and Comprehensive Income.

We pay royalties that range from 1.0% to 1.5% of U.S. sales on the majority of our Carrabba’s Italian Grill restaurants, pursuant to agreements we entered into with the Carrabba’s Italian Grill founders (“Carrabba’s Founders”). Certain Carrabba’s Italian Grill restaurants that opened or started serving weekday lunch on or after June 1, 2014, pay royalties of 0.5% on lunch sales.

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

Under our franchise agreements, each of our franchisees is required to pay an initial franchise fee and pay monthly royalties based on a percentage of gross restaurant sales. Initial franchise fees are $40,000 for U.S. franchisees and range between $40,000 and $75,000 for international franchisees, depending on the market. Some franchisees may also pay administration fees based on a percentage of gross restaurant sales. Following is a summary of franchise fee percentages based on our current existing unaffiliated franchise agreements:

(as a % of gross Restaurant sales)	MONTHLY FRANCHISE FEE PERCENTAGE (1)
U.S. franchisees (1)	3.50% - 5.75%
International franchisees	3.00% - 6.00%
_________________

(1)
In addition, under U.S. franchise agreements, a U.S. franchisee must contribute a percentage of gross sales for national marketing programs and must also spend a certain amount of gross sales on local advertising, up to a maximum of 8.0% of gross restaurant sales for combined national marketing and local advertising.

On July 25, 2016, the Company completed the sale of Outback Steakhouse South Korea. After completion of the sale, the Company’s restaurant locations in South Korea are operated under an international franchise agreement.

T-Bird Restaurant Group, Inc. (“T-Bird”) is party to an Outback Steakhouse Master Franchise Agreement. T-Bird, through its affiliates, owns and operates 55 Outback Steakhouse restaurants in California. T-Bird is also party to a separate Outback Steakhouse development agreement, which gives T-Bird the exclusive right to open additional Outback Steakhouse restaurants in California through 2031 and commits T-Bird to opening seven new Outback Steakhouse restaurants in California by January 2022. Each new Outback Steakhouse restaurant that T-Bird opens in California is governed by the Master Franchise Agreement. As of December 25, 2016, no new Outback Steakhouse restaurants have opened under T-Bird’s development agreement.

COMPETITION

The restaurant industry is highly competitive with a substantial number of restaurant operators that compete directly and indirectly with us in respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. There is also active competition for management personnel, attractive suitable real estate sites, supplies and restaurant employees. In addition, competition is also influenced strongly by marketing and brand reputation. At an aggregate level, all major U.S. casual dining restaurants and casual dining restaurants in the international markets in which we operate would be considered competitors of our concepts. Further, we face growing competition from the supermarket industry and home delivery services and applications,

BLOOMIN’ BRANDS, INC.

with improved selections of prepared meals, and from quick service and fast casual restaurants, as a result of higher-quality food and beverage offerings. Internationally, we face increasing competition due to an increase in the number of casual dining restaurant options in the markets in which we operate.

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

U.S. - Alcoholic beverage sales represent 14% of our U.S. restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
Below is a list of the names, ages, positions and a brief description of the business experience of each of our executive officers as of February 17, 2017.

NAME	AGE	POSITION
Elizabeth A. Smith	53	Chairman of the Board of Directors and Chief Executive Officer
Chris Brandt	48	Executive Vice President and Chief Brand Officer
David J. Deno	59	Executive Vice President and Chief Financial and Administrative Officer
Donagh M. Herlihy	53	Executive Vice President, Digital and Chief Information Officer
Joseph J. Kadow	60	Executive Vice President and Chief Legal Officer
Michael Kappitt	47	Executive Vice President and President of Carrabba’s Italian Grill
Patrick C. Murtha	58	Executive Vice President and President of Bloomin’ Brands International
Gregg Scarlett	55	Executive Vice President and President of Outback Steakhouse
David P. Schmidt	46	Executive Vice President and President of Bonefish Grill
Sukhdev Singh	53	Executive Vice President, Global Chief Development and Franchising Officer

BLOOMIN’ BRANDS, INC.

Elizabeth A. Smith was appointed Chairman in January 2012. Since November 2009, Ms. Smith has served as Chief Executive Officer and as a member of our Board of Directors. Ms. Smith is a member of the Board of Directors of Hilton Worldwide Holdings, Inc. and was previously a member of the Board of Directors of Staples, Inc. from September 2008 to June 2014.

Chris Brandt joined Bloomin’ Brands as Executive Vice President and Chief Brand Officer in May 2016. Prior to joining Bloomin’ Brands, Mr. Brandt was the Chief Brand Officer/Chief Marketing Officer for Taco Bell, a subsidiary of Yum! Brands Inc., from May 2013 to May 2016. Mr. Brandt was also a Senior Director and Vice President of Marketing for Taco Bell from November 2010 to May 2013.

David J. Deno has served as Executive Vice President and Chief Financial and Administrative Officer since May 2012. From December 2009 to May 2012, Mr. Deno served as Chief Financial Officer of the international division of Best Buy Co. Inc. Mr. Deno previously served as President and later Chief Executive Officer of Quiznos and Chief Financial Officer and later Chief Operating Officer of YUM! Brands, Inc.

Donagh M. Herlihy has served as Executive Vice President, Digital and Chief Information Officer since September 2014. Prior to joining Bloomin’ Brands, Mr. Herlihy was Senior Vice President, Chief Information Officer and eCommerce of Avon Products, Inc. from March 2008 to August 2014.

Joseph J. Kadow has served as Executive Vice President and Chief Legal Officer since April 2005. Mr. Kadow has served as Assistant Secretary since February 2016 and previously served as Secretary from April 1994 to February 2016.

Michael Kappitt has served as Executive Vice President and President of Carrabba’s Italian Grill since February 2016. Mr. Kappitt served as Senior Vice President and Chief Marketing Officer from January 2014 to February 2016 and Chief Marketing Officer of Outback Steakhouse from March 2011 to December 2013.

Patrick C. Murtha has served as Executive Vice President and President of Bloomin’ Brands International since November 2013. From January 2006 to March 2013, Mr. Murtha was the Chief Operating Officer of Pizza Hut, Inc.

Gregg Scarlett has served as Executive Vice President and President of Outback Steakhouse since July 2016. Mr. Scarlett previously served as Executive Vice President and President of Bonefish Grill from March 2015 to July 2016; Senior Vice President, Casual Dining Restaurant Operations from January 2013 to March 2015; and Senior Vice President of Operations for Outback Steakhouse from March 2010 to January 2013.

David P. Schmidt has served as Executive Vice President and President of Bonefish Grill since July 2016. Mr. Schmidt previously served as Group Vice President of Finance from April 2016 to July 2016; Vice President of Finance for Bonefish Grill from August 2015 to April 2016; Vice President of Productivity from November 2011 to August 2015 and Vice President of Corporate Finance from April 2010 to November 2011 for Bloomin’ Brands.

Sukhdev Singh has served as Executive Vice President, Global Chief Development and Franchising Officer since May 2015. Mr. Singh previously served as Senior Vice President, Chief Development Officer from January 2014 to May 2015. Prior to joining Bloomin’ Brands, Mr. Singh was Chief Development Officer for Darden Restaurants, Inc. from July 2006 to January 2014.

EMPLOYEES

As of December 25, 2016, we employed approximately 97,000 persons, of which approximately 950 are corporate personnel. None of our U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain of our employees in Brazil. We consider our employee relations to be in good standing.

BLOOMIN’ BRANDS, INC.

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

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations. Historically, customer traffic patterns for our established U.S. restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. International customer traffic patterns vary by market. For example, Brazil historically experiences minimal seasonal traffic fluctuations. Additionally, holidays and severe weather may affect sales volumes seasonally in some of our markets.

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

A substantial number of restaurant operators compete directly and indirectly with us with respect to price, service, location and food quality, some of which are well-established with significant resources. There is also active competition for management and other personnel, and attractive suitable real estate sites. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently, creatively and effectively to those conditions. In addition, our competitors may generate or better implement business strategies that improve the value and relevance of their brands and reputation, relative to ours. For example, our competitors may more successfully implement menu or technology initiatives, such as remote ordering, social media or mobile technology platforms that expedite or enhance the customer experience. Further, we face growing competition from the supermarket industry and home delivery services and applications, with the improvement of their prepared food offerings, and from quick service and fast casual restaurants. We believe all of the above factors have increased competitive pressures in the casual dining sector in recent periods and we believe they will continue to present a challenging competitive environment in future periods. If we are unable to continue to compete effectively, our traffic, sales and margins could decline and our business, financial condition and results of operations would be adversely affected.

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

As a significant number of our food service and preparation personnel are paid at rates related to the applicable minimum wage, federal, state and local proposals related to minimum wage requirements or similar matters could, to the extent implemented, materially increase our labor and other costs. Several states in which we operate have recently approved minimum wage increases. As minimum wage increases are implemented in these states or any other states in which

BLOOMIN’ BRANDS, INC.

we operate in the future, we expect our labor costs will increase. Our ability to respond to minimum wage increases by increasing menu prices would depend on the responses of our competitors and consumers. Our distributors and suppliers could also be affected by higher minimum wage, benefit standards and compliance costs, which could result in higher costs for goods and services supplied to us.

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

Challenging economic conditions may negatively impact consumer spending and thus cause a decline in our financial results. For example, international, domestic and regional economic conditions, consumer income levels, financial market volatility, social unrest, governmental, political and budget matters and a slow or stagnant pace of economic growth generally may have a negative effect on consumer confidence and discretionary spending. In recent years, we believe these factors and conditions have affected consumer traffic and comparable restaurant sales for us and throughout our industry and may continue to result in a challenging sales environment in the casual dining sector. A decline in economic conditions or negative developments with respect to any of the other factors mentioned above, generally or in particular markets in which we operate, and our consumers’ reactions to these trends could result in increased pressure with respect to our pricing, traffic levels, commodity and other costs and the continuation of our innovation and productivity initiatives, which could negatively impact our business and results of operations. These factors could also cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling of our existing restaurant locations. Further, poor economic conditions may force nearby businesses to shut down, which could cause our restaurant locations to be less attractive.

Increased commodity, energy and other costs could decrease our profit margins or cause us to limit or otherwise modify our menus or increase prices, which could adversely affect our business.

The performance of our restaurants depends on our ability to anticipate and react to changes in the price and availability of food commodities. Our business also incurs significant costs for energy, insurance, labor, marketing and real estate. Prices may be affected due to supply, market changes, increased competition, the general risk of inflation, changes in laws, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Increased prices or shortages could affect the cost and quality of the items we buy or require us to raise prices, limit our menu options or implement alternative processes or products. For example, in 2016, average commodity costs increased by 0.3%. As result, these events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins.

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

BLOOMIN’ BRANDS, INC.

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

The FDA adopted final regulations to implement federal nutritional disclosure requirements in 2014, and, although implementation has been delayed, we expect we will be required to comply with these regulations during 2017. The regulations will require us to include calorie information on our menus, and provide additional nutritional information upon request. If the costs of implementing or complying with these new requirements exceed our expectations, our results of operations could be adversely affected. Furthermore, the effect of such labeling requirements on consumer choices, if any, is unclear. It is possible that we may also become subject to other regulation in the future seeking to tax or regulate high fat and high sodium foods in certain of our markets. Compliance with these regulations could be costly.

The food service industry is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid steak and other products we offer in any of our concepts in favor of foods or ingredients that are perceived as healthier or otherwise reflect popular demand, our business and operating results would be harmed. If we are unable to anticipate or successfully respond to changes in consumer preferences, our results of operations could be adversely affected, generally or in particular concepts or markets.

Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes, including those that may result from the Base Erosion Profit Shifting initiative being conducted by the Organization for Economic Co-operation and Development, the outcome of income tax audits, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets.

Risks associated with our expansion, remodeling and relocation plans may have adverse effects on our operating results.

As part of our business strategy, we intend to continue to expand our current portfolio of restaurants. Our current development schedule calls for the construction of between 40 and 50 new system-wide locations in 2017. A variety of factors could cause the actual results and outcome of those expansion plans to differ from the anticipated results, including among other things:

•	the availability of attractive sites for new restaurants;

•	acquiring or leasing those sites at acceptable prices and other terms;

•	funding or financing our development;

•	obtaining all required permits, approvals and licenses on a timely basis;

BLOOMIN’ BRANDS, INC.

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

International expansion is an important part of our strategy, and some of the challenges described above could be more significant in international markets in which we have more limited experience, either generally or with a particular brand. Those markets are likely to have different competitive conditions, consumer tastes, discretionary spending patterns and brand awareness, which may cause our new restaurants to be less successful than restaurants in our existing markets or make it more difficult to estimate the performance of new restaurants.

In addition, in an effort to increase same-store sales and improve our operating performance, we continue to make improvements to our facilities through our remodeling and relocation programs. We also close underperforming restaurants from time to time in order to improve the performance of our brands. As demographic and economic patterns change or there are declines in neighborhoods where our restaurants are located or adverse economic conditions in local areas, current locations may not continue to be attractive or profitable. Because we lease a significant majority of our restaurants, we incur significant lease termination expenses when we close or relocate a restaurant. We also incur significant asset impairment and other charges in connection with closures and relocations. If the expenses associated with remodels, relocations or closures are higher than anticipated, we cannot find suitable locations or remodeled or relocated restaurants do not perform as expected, these programs may not yield the desired return on investment, which could have a negative effect on our operating results.

Security breaches of confidential consumer, personal employee and other material information may adversely affect our business.

The majority of our restaurant sales are by credit or debit cards. We also maintain certain personal information regarding our employees. Despite our security measures, our technology systems may be vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, employee error or malfeasance, denial of service attacks, viruses, worms and other disruptive problems caused by hackers and cyber criminals. A breach in our systems that compromises the information of our consumers or employees could result in widespread negative publicity, damage to the reputation of our brands, a loss of consumers and legal liabilities.

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

Our operations and corporate functions rely heavily on information systems, including point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash, data warehousing to support analytics, finance and accounting systems, mobile technologies to enhance the customer experience and other various

BLOOMIN’ BRANDS, INC.

processes and procedures, some of which are handled by third parties. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security relating to these systems could result in delays in consumer service, reduce efficiency in our operations or result in negative publicity. These problems could adversely affect our results of operations, and remediation could result in significant, unplanned capital investments.

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

Currency regulations and fluctuations in exchange rates could also affect our performance. We have operations in a total of 20 foreign countries, including direct investments in restaurants in Brazil, Hong Kong and China, as well as international franchises. Brazil is our largest international market and will continue to be our top international development priority. As a result, we may experience losses from fluctuations in foreign currency exchange rates or any hedging arrangements we enter into to offset such fluctuations, and such losses could adversely affect our overall sales and earnings.

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

Our success depends on our ability to preserve and grow our brands. Our brand value and reputation are especially important to differentiate our concepts in the highly competitive casual dining sector. Brand value and reputation is based in large part on consumer perceptions, which are driven by both our actions and actions beyond our control, such as new brand strategies or their implementation, business incidents, ineffective advertising or marketing efforts, or unfavorable mainstream or social media publicity involving us, our industry, our franchisees, or our suppliers.

The risks of negative publicity could be amplified by the increased prevalence and influence of social media. The availability of information on social media platforms is virtually immediate as is its impact, and users can post

BLOOMIN’ BRANDS, INC.

information often without filters or checks on the accuracy of the content posted. Adverse or inaccurate information concerning our company or concepts may be posted on such platforms at any time, and such information can quickly reach a wide audience. The harm may be immediate without affording us an opportunity for redress or correction, and it is challenging to monitor and anticipate developments on social media in order to respond in an effective and timely manner. We could also be exposed to these risks if we fail to use social media responsibly in our marketing efforts. These factors could have a material adverse effect on our business.

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

In the past year, we have increased the number of our franchisees through the sale of our South Korea operations. As of December 25, 2016, we franchised 240 restaurants across 13 states, Puerto Rico, Guam and 18 countries. Our franchisees are contractually obligated to operate their restaurants in accordance with our standards and we provide training and support to franchisees. However, franchisees are independent third parties that we do not control, and these franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with our product and service quality standards and contractual requirements, our image and reputation could be harmed, which in turn could adversely affect our business and operating results.

We have a limited number of suppliers for our major products and rely on one custom distribution company for our national distribution program in the U.S. and Brazil. If our suppliers or custom distributor are unable to fulfill their obligations under their contracts or we are unable to develop or maintain relationships with these or new suppliers or distributors, if needed, we could encounter supply shortages and incur higher costs.

We depend on frequent deliveries of fresh food products that meet our specifications, and we have a limited number of suppliers for our major products, such as beef. In 2016, we purchased: (i) more than 85% of our U.S. beef raw materials from four beef suppliers that represent approximately 83% of the total beef marketplace in the U.S and (ii) more than 95% of our Brazil beef raw materials from one beef supplier that represents approximately eight percent of the total Brazil beef marketplace. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. We also use one supplier in the U.S. and Brazil, respectively, to process beef raw materials to our specifications and we use one distribution company to provide distribution services in the U.S and Brazil, respectively. Although we have not experienced significant problems with our suppliers or distributors, if our suppliers or distributors are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

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

BLOOMIN’ BRANDS, INC.

desired cost savings and efficiencies. Failure to achieve such desired savings could adversely affect our results of operations and financial condition and curtail investment in growth opportunities.

There are risks and uncertainties associated with strategic actions and initiatives that we may implement.

From time to time, we consider various strategic actions and initiatives in order to grow and evolve our business and brands and improve our operating results. These actions and initiatives could include, among other things, acquisitions or dispositions of restaurants or brands, new joint ventures, new franchise arrangements, restaurant closures and changes to our operating model. For example, in fiscal year 2016, we sold 72 South Korea restaurants and engaged in sale-leaseback transactions with respect to 159 restaurant properties. There can be no assurance that any such actions or initiatives will be successful or deliver their anticipated benefits. We may be exposed to new and unforeseen risks and challenges, particularly if we enter into markets or engage in activities with which we have no or limited prior experience, and it may be difficult to predict the success of such endeavors. If we incur significant expenses or divert management, financial and other resources to a strategic initiative that is unsuccessful or does not meet our expectations, our results of operations and financial condition would be adversely affected. We may also incur significant asset impairment and other charges in connection with any such initiative. Regardless of the ultimate success of a strategic initiative, the implementation and integration of new business or operational processes could be disruptive to our current operations. Even if we test and evaluate an initiative on a limited basis, the diversion of management time and resources could have an adverse effect on our business.

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

BLOOMIN’ BRANDS, INC.

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

We carry insurance programs with specific retention levels or high per-claim deductibles, for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, liquor liability, employment practices liability, property, health benefits, cyber security and other insurable risks. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure, including wage and hour claims. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Additionally, if our insurance costs increase, there can be no assurance that we will be able to successfully offset the effect of such increases and our results of operations may be adversely affected.

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

Risks Related to Our Indebtedness

Our substantial leverage and our ability to refinance our indebtedness in the future could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk in connection with our variable-rate debt.

We are highly leveraged. As of December 25, 2016, our total indebtedness was $1.1 billion and we had $175.2 million in available unused borrowing capacity under our revolving credit facility, net of undrawn letters of credit of $27.8 million.

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

•	exposing us to the risk of increased interest rates because certain of our borrowings are at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

BLOOMIN’ BRANDS, INC.

•
limiting our ability to obtain additional financing for working capital, capital expenditures, restaurant development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may not be as highly leveraged.

We may incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities (the “Senior Secured Credit Facility”). If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

We had $1.0 billion of variable-rate debt outstanding under our Senior Secured Credit Facility as of December 25, 2016. In September 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt that had a start date of June 30, 2015. The swap agreements have an aggregate notional amount of $400.0 million and mature on May 16, 2019. While these agreements limit our exposure to higher interest rates, an increase in the floating rate could nonetheless cause a material increase in our interest expense due to the total amount of our outstanding variable rate indebtedness.

We cannot be certain that our financial condition or credit and other market conditions will be favorable when our Senior Secured Credit Facility matures in 2019, or at any earlier time we may seek to refinance our debt. If we are unable to refinance our indebtedness on favorable terms, our financial condition and results of operations would be adversely affected.

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

If we breach the covenants under our debt agreements, the lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under our debt agreement. If our lenders accelerate the repayment of borrowings, we cannot be certain that we will have sufficient assets to repay them.

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

BLOOMIN’ BRANDS, INC.

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

In 2015, we initiated a quarterly dividend program. Our Board of Directors has also authorized several stock repurchase programs commencing in late 2014 and we have repurchased a significant amount of our stock since that time. The continuation of these programs, at all or consistent with past levels, will require the generation of sufficient cash flows and the existence of surplus. Any decisions to declare and pay dividends and continue stock repurchase programs in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, borrowing capacity, contractual restrictions and other factors that our Board of Directors may deem relevant at the time.

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

BLOOMIN’ BRANDS, INC.

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

Item 1B. Unresolved Staff Comments

Not applicable.

BLOOMIN’ BRANDS, INC.

Item 2.    Properties

During 2016, we entered into sale-leaseback transactions with third-parties in which we sold 159 restaurant properties. As of December 25, 2016, we owned 7% of our restaurant sites and leased the remaining 93% of our restaurant sites from third parties. We had 1,516 system-wide restaurants located across the following states, territories or countries as of December 25, 2016:

U.S.
COMPANY-OWNED						FRANCHISE
Alabama	20	Louisiana	22	Ohio	49	Alabama	1
Arizona	28	Maryland	41	Oklahoma	11	Alaska	1
Arkansas	11	Massachusetts	22	Pennsylvania	46	California	62
California	15	Michigan	37	Rhode Island	3	Florida	1
Colorado	30	Minnesota	9	South Carolina	39	Georgia	1
Connecticut	15	Mississippi	1	South Dakota	2	Idaho	6
Delaware	4	Missouri	16	Tennessee	37	Mississippi	7
Florida	220	Montana	1	Texas	74	Montana	2
Georgia	48	Nebraska	7	Utah	6	Ohio	1
Hawaii	6	Nevada	16	Vermont	1	Oregon	7
Illinois	26	New Hampshire	3	Virginia	60	Tennessee	3
Indiana	23	New Jersey	44	West Virginia	8	Virginia	1
Iowa	7	New Mexico	6	Wisconsin	12	Washington	20
Kansas	7	New York	45	Wyoming	2
Kentucky	17	North Carolina	67
Total U.S. company-owned					1,164	Total U.S. franchise	113
INTERNATIONAL
COMPANY-OWNED		FRANCHISE
Brazil (1)	97	Australia	7	Ecuador	1	Puerto Rico	3
China (Mainland)	6	Bahamas	1	Guam	1	Qatar	1
Hong Kong	9	Brazil	1	Indonesia	4	Saudi Arabia	5
		Canada	2	Japan	10	Singapore	2
		Chile	1	Malaysia	2	South Korea	73
		Costa Rica	1	Mexico	5	Thailand	1
		Dominican Republic	2	Philippines	4
Total International company-owned	112					Total International franchise	127
____________________

(1)	The restaurant count for Brazil is reported as of November 2016 to correspond with the balance sheet date of this subsidiary.

Following is a summary of the location and leased square footage for our corporate offices as of December 25, 2016:

LOCATION	USE	SQUARE FEET	LEASE EXPIRATION
Tampa, Florida	Corporate Headquarters	168,000	1/31/2025
São Paulo, Brazil	Brazil Operations Center	22,000	7/31/2021

We also have other smaller office locations regionally in China (mainland) and Hong Kong.

Item 3.    Legal Proceedings

For a description of our legal proceedings, see Note 18 - Commitments and Contingencies, of the Notes to the Consolidated Financial Statements of this Report.

BLOOMIN’ BRANDS, INC.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION AND DIVIDENDS

Our common stock is listed on the Nasdaq Global Select Market under the symbol “BLMN”.

In December 2014, our Board of Directors (our “Board”) adopted a dividend policy under which it intends to declare quarterly cash dividends on shares of our common stock. Future dividend payments will depend on earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant. The terms of our debt agreements permit regular quarterly dividend payments, subject to certain restrictions. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on Nasdaq and the dividends declared and paid during the periods indicated:

	SALES PRICE				DIVIDENDS DECLARED AND PAID (1)
	2016		2015
	HIGH	LOW	HIGH	LOW	2016	2015
First Quarter	$18.09	$14.91	$26.25	$22.91	$0.07	$0.06
Second Quarter	19.83	16.01	24.53	20.86	0.07	0.06
Third Quarter	19.89	17.21	23.83	18.00	0.07	0.06
Fourth Quarter	19.99	15.82	19.44	15.90	0.07	0.06
____________________

(1)	See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - DIVIDENDS AND SHARE REPURCHASES.”

HOLDERS

As of February 17, 2017, there were 91 holders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents the securities authorized for issuance under our equity compensation plans as of December 25, 2016:

(shares in thousands)	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (1)
Equity compensation plans approved by security holders	10,984	$14.24	6,128
____________________

(1)
The shares remaining available for issuance may be issued in the form of stock options, restricted stock, restricted stock units or other stock awards under the 2016 Omnibus Incentive Compensation Plan (the “2016 Incentive Plan”).

BLOOMIN’ BRANDS, INC.

STOCK PERFORMANCE GRAPH

The following graph depicts total return to stockholders from August 8, 2012, the date our common stock became listed on the Nasdaq Global Select Market, through December 25, 2016, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and each index on August 8, 2012 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	AUGUST 8, 2012	DECEMBER 31, 2012	DECEMBER 31, 2013	DECEMBER 28, 2014	DECEMBER 27, 2015	DECEMBER 25, 2016
Bloomin’ Brands, Inc. (BLMN)	$100.00	$126.03	$193.47	$191.38	$139.38	$151.25
Standard & Poor’s 500	100.00	102.72	135.96	156.76	157.94	177.32
Standard & Poor’s Consumer Discretionary	100.00	107.53	153.58	168.55	186.16	199.30

BLOOMIN’ BRANDS, INC.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding our purchases of common stock during the thirteen weeks ended December 25, 2016:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
September 26, 2016 through October 23, 2016	—	$—	—	$165,000,032
October 24, 2016 through November 20, 2016	619,700	$19.36	619,700	$153,004,103
November 21, 2016 through December 25, 2016	1,199,256	$19.22	1,196,698	$130,004,739
Total	1,818,956		1,816,398
____________________

(1)
On July 26, 2016, the Board of Directors authorized the repurchase of $300.0 million of our outstanding common stock as announced publicly in our press release issued on July 29, 2016 (the “July 2016 Share Repurchase Program”). The July 2016 Share Repurchase Program will expire on January 26, 2018. Common stock repurchased during the thirteen weeks ended December 25, 2016 represented shares repurchased under the July 2016 Share Repurchase Program and 2,558 shares withheld for tax payments due upon vesting of employee restricted stock awards.

BLOOMIN’ BRANDS, INC.

Item 6. Selected Financial Data

	FISCAL YEAR
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Operating Results:
Revenues
Restaurant sales (1)	$4,226,057	$4,349,921	$4,415,783	$4,089,128	$3,946,116
Other revenues	26,255	27,755	26,928	40,102	41,679
Total revenues (1)	4,252,312	4,377,676	4,442,711	4,129,230	3,987,795
Income from operations (2)	127,606	230,925	191,964	225,357	181,137
Net income including noncontrolling interests (2) (3)	46,347	131,560	95,926	214,568	61,304
Net income attributable to Bloomin’ Brands (2) (3)	$41,748	$127,327	$91,090	$208,367	$49,971
Basic earnings per share	$0.37	$1.04	$0.73	$1.69	$0.45
Diluted earnings per share	$0.37	$1.01	$0.71	$1.63	$0.44
Cash dividends declared per common share	$0.28	$0.24	$—	$—	$—
Balance Sheet Data:
Total assets	$2,642,279	$3,032,569	$3,338,240	$3,267,421	$3,003,214
Total debt, net	1,089,485	1,316,864	1,309,797	1,408,088	1,481,101
Total stockholders’ equity (4)	195,353	421,900	556,449	482,709	220,205
Common stock outstanding (4)	103,922	119,215	125,950	124,784	121,148
Cash Flow Data:
Investing activities:
Capital expenditures	$260,578	$210,263	$237,868	$237,214	$178,720
Proceeds from sale-leaseback transactions, net	530,684	—	—	—	192,886
Financing activities:
Repurchase of common stock (4)	$310,334	$170,769	$930	$436	$—
____________________
Note: This selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, included in Item 8 of this Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

(1)
Due to the change in our fiscal year end, total revenues for 2015 include $24.3 million of higher restaurant sales and total revenues in fiscal year 2014 include $46.0 million of lower restaurant sales.

(2)
Fiscal year 2016 includes: (i) $51.4 million of asset impairments and closing costs related to the 2017 Closure Initiative and Bonefish Restructuring (as defined later), (ii) $43.1 million of asset impairments related to our sale of Outback Steakhouse South Korea and for our Puerto Rico subsidiary, (iii) $7.2 million of asset impairments and restaurant closing costs related to the relocation of certain restaurants and (iv) $5.5 million of severance related to restructuring of certain functions and the relocation of our Fleming’s operations center to the corporate home office. Fiscal year 2015 results include $4.9 million of higher income from operations due to a change in our fiscal year end and $31.8 million of asset impairments and restaurant closing costs related to our Bonefish Restructuring and our International and Domestic Restaurant Closure Initiatives. Fiscal year 2014 results include $9.2 million of lower income from operations due to a change in our fiscal year end, $26.8 million of asset impairments and restaurant closing costs related to our International and Domestic Restaurant Closure Initiatives, $24.0 million of asset impairments related to our Roy’s concept and corporate airplanes and $9.0 million of severance related to our organizational realignment. Fiscal year 2013 results include $18.7 million of asset impairments due to our Domestic Restaurant Closure Initiative. Fiscal year 2012 includes: (i) $34.1 million of certain executive compensation costs and non-cash stock compensation charges incurred in connection with the completion of our initial public offering (“IPO”), (ii) management fees and other reimbursable expenses of $13.8 million related to a management agreement with our sponsors and founders, which terminated at the time of our IPO and (iii) $7.4 million of legal and other professional fees, primarily related to a lease amendment between OSI and PRP.

(3)
Fiscal years 2016, 2015, 2014, 2013 and 2012 include $27.0 million, $3.0 million, $11.1 million, $14.6 million and $21.0 million, respectively, of loss on defeasance, extinguishment and modification of debt. Fiscal year 2013 includes a $36.6 million gain on remeasurement of a previously held equity investment related to our Brazil acquisition. Fiscal year 2013 includes a $52.0 million income tax benefit for a U.S. valuation allowance release.

(4)	During fiscal years 2016 and 2015, we repurchased 16.6 million and 7.6 million shares of our outstanding common stock.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes.

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 25, 2016, we owned and operated 1,276 restaurants and franchised 240 restaurants across 48 states, Puerto Rico, Guam and 20 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Executive Summary

Our 2016 financial results include:

•
A decrease in total revenues of 2.9% to $4.3 billion in 2016 as compared to 2015, driven primarily by the sale of Outback Steakhouse South Korea, lower U.S. comparable restaurant sales and the effect of foreign currency translation, partially offset by the net benefit of restaurant openings and closings.

•
Operating margin at the restaurant level declined (0.7)% in fiscal year 2016 as compared to fiscal year 2015, primarily due to higher labor costs and commodity and operating expense inflation, partially offset by the impact of certain cost saving initiatives and increases in average check per person.

•
Income from operations decreased to $127.6 million in 2016 as compared to $230.9 million in 2015, primarily due to impairment charges incurred in connection with the 2017 Closure Initiative and the sale of Outback South Korea and a decrease in operating margin at the restaurant-level, partially offset by lower general and administrative expense.

•	During fiscal year 2016, we repurchased $309.9 million of our common stock and declared and paid $31.4 million of dividends.

Following is a summary of factors that impacted our operating results and liquidity in 2016 and significant actions we have taken during the year:

PRP Mortgage Loan - In February 2016, New Private Restaurant Partners, LLC, our indirect wholly-owned subsidiary (“PRP”), entered into a loan agreement (the “PRP Mortgage Loan”), pursuant to which PRP borrowed $300.0 million. The proceeds of the PRP Mortgage Loan were used, together with borrowings under our revolving credit facility, to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan. In connection with the defeasance, we recognized a loss of $26.6 million during 2016. In July 2016, PRP entered into an Amendment to the PRP Mortgage Loan to provide for additional borrowings of $69.5 million. See Note 11 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information.

Sale-leaseback Transactions - During fiscal year 2016, we entered into sale-leaseback transactions with third-parties in which we sold 159 restaurant properties at fair market value for gross proceeds of $560.4 million. With the proceeds from these transactions, we made payments of $322.3 million on our PRP Mortgage Loan.

Subsequent to December 25, 2016, we entered into sale-leaseback transactions with third parties in which we sold six restaurant properties at fair market value for gross proceeds of $21.6 million and made payments of $19.2 million on our PRP Mortgage Loan. As of the date of this filing, the PRP Mortgage Loan had a remaining balance of $28.0 million.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Outback South Korea - On July 25, 2016, we sold Outback Steakhouse South Korea for $50.0 million in cash. In connection with the decision to sell Outback Steakhouse South Korea, we recognized an impairment charge of $39.6 million during fiscal year 2016. After completion of the sale, our restaurant locations in South Korea are operated as franchises.

Casual Dining Industry and Macroeconomic Conditions

The combination of casual dining industry conditions and other macroeconomic factors has put considerable pressure on restaurant sales. Competitive pressures, including discounting and marketing strategies, excess capacity in the industry, the relative affordability and quality of prepared meals from supermarkets and an increase in home delivery services and applications have impacted our traffic levels. We expect comparable restaurant sales to continue to be impacted in fiscal 2017 by current and anticipated market conditions.

2017 Closure Initiative

On February 15, 2017, we decided to close 43 underperforming restaurants (the “2017 Closure Initiative”). Most of these restaurants will close in 2017, with the balance closing as leases and certain operating covenants expire or are amended or waived. In connection with the 2017 Closure Initiative, we reassessed the future undiscounted cash flows of the impacted restaurants, and as a result, we recognized pre-tax asset impairments of $46.5 million during fiscal year 2016. See Note 3 - Impairments, Disposals and Exit Costs of our Notes to Consolidated Financial Statements in Part II, Item 8 for additional details regarding the 2017 Closure Initiative.

Business Strategies

In 2017, our key business strategies include:

•
Continued Focus on U.S. Sales and Profitability. We plan to continue to remodel and relocate restaurants, make investments to enhance our core guest experience, increase off-premise dining occasions, introduce innovative menu items that match evolving consumer preferences and use limited-time offers and multimedia marketing campaigns to drive traffic.

•
Accelerate International Growth. We continue to focus on existing geographic regions in South America and Asia, with strategic expansion in selected emerging and high growth developed markets. Specifically, we are focusing our existing market growth in Brazil and new market growth in China. We expect to open between 40 and 50 system-wide locations in 2017, with most expected to be international locations.

•
Drive Long-Term Shareholder Value. We plan to drive long-term shareholder value by reinvesting operational cash flow in our business, improving our credit profile and returning excess cash to shareholders through share repurchases and dividends.

We intend to fund our business strategies, in part, by utilizing productivity initiatives across our business. Productivity savings will be reinvested in the business to drive revenue growth and margin improvement.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation as of the end of the periods indicated:

	DECEMBER 25, 2016	DECEMBER 27, 2015	DECEMBER 28, 2014
Number of restaurants (at end of the period):
U.S.
Outback Steakhouse
Company-owned	650	650	648
Franchised	105	105	105
Total	755	755	753
Carrabba’s Italian Grill
Company-owned	242	244	242
Franchised	2	3	1
Total	244	247	243
Bonefish Grill
Company-owned	204	210	201
Franchised	6	5	5
Total	210	215	206
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	68	66	66
Roy’s (1)
Company-owned	—	—	20
International
Company-owned
Outback Steakhouse - Brazil (2)	83	75	63
Outback Steakhouse - South Korea (3)	—	75	91
Other	29	16	11
Franchised
Outback Steakhouse - South Korea (3)	73	—	—
Other	54	58	55
Total	239	224	220
System-wide total (4)	1,516	1,507	1,508
____________________

(1)	On January 26, 2015, we sold our Roy’s concept.

(2)	The restaurant counts for Brazil are reported as of November 30, 2016, 2015 and 2014, respectively, to correspond with the balance sheet dates of this subsidiary.

(3)	On July 25, 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

(4)	The restaurant count as of December 25, 2016 includes 43 locations scheduled to close in connection with the 2017 Closure Initiative.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations and Comprehensive Income in relation to Total revenues or Restaurant sales, as indicated:

	FISCAL YEAR
	2016	2015	2014
Revenues
Restaurant sales	99.4%	99.4%	99.4%
Franchise and other revenues	0.6	0.6	0.6
Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.1	32.6	32.5
Labor and other related (1)	28.7	27.7	27.6
Other restaurant operating (1)	23.5	23.1	23.8
Depreciation and amortization	4.6	4.3	4.3
General and administrative	6.3	6.6	6.9
Provision for impaired assets and restaurant closings	2.5	0.8	1.2
Total costs and expenses	97.0	94.7	95.7
Income from operations	3.0	5.3	4.3
Loss on defeasance, extinguishment and modification of debt	(0.6)	(0.1)	(0.3)
Other income (expense), net	*	(*)	(*)
Interest expense, net	(1.1)	(1.3)	(1.3)
Income before provision for income taxes	1.3	3.9	2.7
Provision for income taxes	0.2	0.9	0.5
Net income	1.1	3.0	2.2
Less: net income attributable to noncontrolling interests	0.1	0.1	0.1
Net income attributable to Bloomin’ Brands	1.0%	2.9%	2.1%
____________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Revenues

Restaurant sales - Following is a summary of the change in Restaurant sales for fiscal years 2016 and 2015:

	FISCAL YEAR
(dollars in millions):	2016	2015
For fiscal years 2015 and 2014	$4,349.9	$4,415.8
Change from:
Divestitures	(86.9)	(63.2)
Comparable restaurant sales (1)	(57.7)	37.7
Restaurant closings	(33.9)	(99.2)
Effect of foreign currency translation	(31.6)	(119.3)
Restaurant openings (1)	86.2	153.8
Change in fiscal year	—	24.3
For fiscal years 2016 and 2015	$4,226.0	$4,349.9
____________________

(1)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The decrease in Restaurant sales in 2016 as compared to 2015 was primarily attributable to: (i) the sale of Outback Steakhouse South Korea restaurants in July 2016, (ii) lower U.S. comparable restaurant sales, (iii) the closing of 24 restaurants since December 28, 2014 and (iv) the effect of foreign currency translation, due to the depreciation of the Brazil Real. The decrease in restaurant sales was partially offset by sales from 92 new restaurants not included in our comparable restaurant sales base.

The decrease in Restaurant sales in 2015 as compared to 2014 was primarily attributable to: (i) the effect of foreign currency translation, (ii) the closing of 84 restaurants since December 31, 2013 and (iii) the sale of 20 Roy’s restaurants. The decrease in restaurant sales was partially offset by: (i) sales from 119 new restaurants not included in our comparable restaurant sales base, (ii) an increase in comparable restaurant sales and (iii) two additional operating days due to a change in our fiscal year end.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases):

	FISCAL YEAR
	2016	2015	2014
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more) (1)(2):
U.S.
Outback Steakhouse	(2.3)%	1.8%	3.1%
Carrabba’s Italian Grill	(2.7)%	(0.7)%	(1.0)%
Bonefish Grill	(0.5)%	(3.3)%	0.5%
Fleming’s Prime Steakhouse & Wine Bar	(0.2)%	1.3%	3.2%
Combined U.S.	(1.9)%	0.5%	2.0%
International
Outback Steakhouse - Brazil (3)	6.7%	6.3%	7.6%

Traffic:
U.S.
Outback Steakhouse	(5.7)%	(1.5)%	0.4%
Carrabba’s Italian Grill	(2.7)%	(0.1)%	(1.1)%
Bonefish Grill	(3.7)%	(6.2)%	(0.3)%
Fleming’s Prime Steakhouse & Wine Bar	(2.2)%	(0.2)%	0.1%
Combined U.S.	(4.7)%	(1.8)%	—%
International
Outback Steakhouse - Brazil	0.2%	0.5%	1.2%

Average check per person increases (decreases) (4):
U.S.
Outback Steakhouse	3.4%	3.3%	2.7%
Carrabba’s Italian Grill	—%	(0.6)%	0.1%
Bonefish Grill	3.2%	2.9%	0.8%
Fleming’s Prime Steakhouse & Wine Bar	2.0%	1.5%	3.1%
Combined U.S.	2.8%	2.3%	2.0%
International
Outback Steakhouse - Brazil	6.5%	6.0%	6.5%
____________________

(1)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(2)	Fiscal years 2015 and 2014 include $24.3 million higher restaurant sales and $46.0 million lower restaurant sales, respectively, due to a change in our fiscal year end.

(3)	Includes the trading day impact from calendar period reporting of 0.0%, (0.2%) and (0.1%) for fiscal 2016, 2015 and 2014, respectively.

(4)	Average check per person increases (decreases) includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks:

	FISCAL YEAR
	2016	2015	2014
Average restaurant unit volumes (dollars in thousands):
U.S.
Outback Steakhouse	$3,354	$3,430	$3,329
Carrabba’s Italian Grill	$2,857	$2,954	$2,945
Bonefish Grill	$3,007	$3,019	$3,135
Fleming’s Prime Steakhouse & Wine Bar	$4,277	$4,247	$4,163
International
Outback Steakhouse - Brazil (1)	$3,856	$4,137	$5,659

Operating weeks:
U.S.
Outback Steakhouse	33,812	33,758	33,687
Carrabba’s Italian Grill	12,658	12,678	12,467
Bonefish Grill	10,667	10,731	10,047
Fleming’s Prime Steakhouse & Wine Bar	3,469	3,432	3,411
International
Outback Steakhouse - Brazil	4,096	3,563	2,859
____________________

(1)	Translated at average exchange rates of 3.50, 3.19 and 2.33 for fiscal years 2016, 2015 and 2014, respectively.

Franchise and other revenues

	FISCAL YEAR
(dollars in millions)	2016	2015	2014
Franchise revenues	$19.8	$17.9	$17.2
Other revenues	6.5	9.9	9.7
Franchise and other revenues	$26.3	$27.8	$26.9

COSTS AND EXPENSES

Cost of sales

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2016	2015	Change	2015	2014	Change
Cost of sales	$1,354.9	$1,419.7		$1,419.7	$1,435.4
% of Restaurant sales	32.1%	32.6%	(0.5)%	32.6%	32.5%	0.1%

Cost of sales, consisting of food and beverage costs, decreased as a percentage of Restaurant sales in 2016 as compared to 2015. The decrease as a percentage of Restaurant sales was primarily due to: (i) 0.7% from the impact of certain cost savings initiatives and (ii) 0.4% from average check increases. These decreases were partially offset by increases as a percentage of Restaurant sales due to 0.5% from higher commodity costs.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The increase as a percentage of Restaurant sales in 2015 as compared to 2014 was primarily due to 1.2% higher commodity costs. This increase was largely offset by decreases as a percentage of Restaurant sales due to: (i) 1.0% from the impact of certain cost savings initiatives and (ii) 0.2% from average check per person increases.

During fiscal 2016, we incurred commodity inflation of 0.3%. In fiscal year 2017, we expect commodity costs to be flat to a 1.0% decline.

Labor and other related expenses

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2016	2015	Change	2015	2014	Change
Labor and other related	$1,211.3	$1,205.6		$1,205.6	$1,219.0
% of Restaurant sales	28.7%	27.7%	1.0%	27.7%	27.6%	0.1%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to Restaurant Managing Partners, costs related to field deferred compensation plans and other field incentive compensation expenses. Labor and other related expenses increased as a percentage of Restaurant sales for 2016 as compared to 2015 primarily attributable to 1.2% of higher kitchen and service labor costs due to higher wage rates and investments in our service model. This increase was partially offset by a decrease as a percentage of Restaurant sales due to 0.4% from increases in average check per person.

Labor and other related expenses increased as a percentage of Restaurant sales for 2015 as compared to 2014 due to 0.9% from higher kitchen and service labor costs due to higher wage rates and lunch expansion across certain concepts. This increase was partially offset by decreases as a percentage of Restaurant sales primarily attributable to: (i) 0.4% from the impact of certain cost savings initiatives and (ii) 0.4% from increases in average check per person.

In fiscal year 2017, we expect to incur incremental expense of approximately $3.0 million in salary increases for restaurant managers. We increased salaries in advance of regulations enacted by the Department of Labor that raise the salary threshold to qualify as exempt from overtime. The Department of Labor is currently enjoined from implementing these regulations.

Other restaurant operating expenses

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2016	2015	Change	2015	2014	Change
Other restaurant operating	$992.2	$1,006.8		$1,006.8	$1,049.1
% of Restaurant sales	23.5%	23.1%	0.4%	23.1%	23.8%	(0.7)%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. The increase as a percentage of Restaurant sales for 2016 as compared to 2015 was primarily due to the following: (i) 0.4% from an increase in operating expenses due to inflation and timing and (ii) 0.3% from higher net rent expense due to the sale-leaseback of certain properties. These increases were partially offset by a decrease as a percentage of Restaurant sales primarily due to 0.3% from the impact of certain cost savings initiatives.

The decrease as a percentage of Restaurant sales for 2015 as compared to 2014 was primarily due to the following: (i) 0.6% from a decrease due to marketing efficiencies with a shift to digital advertising from television and lower marketing spend, (ii) 0.3% from increases in average check per person and (iii) 0.3% from the impact of certain cost savings initiatives. The decreases were partially offset by increases as a percentage of Restaurant sales primarily due to: (i)

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

0.2% from an increase in operating supplies due to lunch expansion and promotions and (ii) 0.2% from a legal settlement gain in 2014.

Depreciation and amortization

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2016	2015	Change	2015	2014	Change
Depreciation and amortization	$193.8	$190.4	$3.4	$190.4	$190.9	$(0.5)

Depreciation and amortization increased for 2016 as compared to 2015 primarily due to the opening of new restaurants and the remodeling of existing restaurants, partially offset by lower depreciation expense related to: (i) the sale of Outback South Korea, (ii) impairments related to the Bonefish Grill Restructuring and (iii) the effect of foreign currency translation.

Depreciation and amortization decreased slightly for 2015 as compared to 2014 due to: (i) the sale of Roy’s, (ii) lower depreciation for certain information technology assets that fully depreciated in the fourth quarter of 2014 and (iii) lower depreciation for South Korea assets due to impairments related to the International Restaurant Closure Initiative. These decreases were partially offset by increases due to additional depreciation expense related to the opening of new restaurants and the remodeling of existing restaurants.

General and administrative expenses

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the changes in general and administrative expenses:

	FISCAL YEAR
(dollars in millions):	2016	2015
For fiscal years 2015 and 2014	$287.6	$304.4
Change from:
Life insurance and deferred compensation (1)	(10.2)	(1.2)
Incentive compensation (2)	(9.4)	0.3
Legal and professional fees (3)	(5.2)	3.2
Foreign currency exchange (4)	(3.4)	(6.5)
Compensation, benefits and payroll tax (5)	—	(7.2)
Severance (6)	3.6	(7.7)
Employee stock-based compensation (7)	1.5	2.9
Other	3.5	(0.6)
For fiscal years 2016 and 2015	$268.0	$287.6
____________________

(1)
In 2016, life insurance and deferred compensation decreased primarily due to: (i) the acquisition of managing partners’ interests in certain Outback Steakhouse restaurants, (ii) a decrease in restaurant-level operating performance and (iii) an increase in the cash surrender value of life insurance investments related to our partner deferred compensation programs.

(2)	In 2016, incentive compensation decreased due to performance against current year objectives.

(3)
In 2016, legal and professional fees were lower due to legal costs in 2015 associated with the Cardoza litigation and certain professional service fees and technology projects incurred in 2015 that supported our planned operational growth.

(4)	For 2016 and 2015, foreign currency exchange primarily includes depreciation of the Brazil Real.

(5)
In 2015, employee compensation, benefits and payroll tax was lower primarily due to lower headcount resulting from our organizational realignment in 2014 and the International Restaurant Closure Initiative, partially offset by higher costs related to additional employee benefits.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(6)
Severance expense in 2016 was higher due to a restructuring of certain home office and field support functions. In 2015, severance expense was lower due to an organizational realignment of certain functions during 2014, partially offset by severance incurred in 2015 for the International Restaurant Closure Initiative.

(7)	In 2016 and 2015, employee stock-based compensation increased due to new grants, partially offset by forfeitures.

Provision for impaired assets and restaurant closings

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2016	2015	Change	2015	2014	Change
Provision for impaired assets and restaurant closings	$104.6	$36.7	$67.9	$36.7	$52.1	$(15.4)

Restructuring and Closure Initiatives - Following is a summary of expenses related to the 2017 Closure Initiative, Bonefish Restructuring and International and Domestic Restaurant Closure Initiatives (the “Closure Initiatives”) recognized in Provision for impaired assets and restaurant closings in our Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	FISCAL YEAR
(dollars in millions)	2016	2015	2014
Impairment, facility closure and other expenses
2017 Closure Initiative	$46.5	$—	$—
Bonefish Restructuring	4.9	24.2	—
International Restaurant Closure Initiative	—	6.0	19.7
Domestic Restaurant Closure Initiative	—	1.6	6.0
Impairment, facility closure and other expenses for Closure Initiatives	$51.4	$31.8	$25.7

2017 Closure Initiative - On February 15, 2017, we decided to close 43 underperforming restaurants (the “2017 Closure Initiative”). In connection with the 2017 Closure Initiative, we reassessed the future undiscounted cash flows of the impacted restaurants, and as a result, we recognized pre-tax asset impairments of $46.5 million during fiscal year 2016. We expect to incur additional charges of approximately $17.0 million to $19.0 million for the 2017 Closure Initiative over the next three years, including costs associated with lease obligations and other closure related obligations.

Bonefish Restructuring - In February 2016, we decided to close 14 Bonefish restaurants (the “Bonefish Restructuring”). We expect to substantially complete these restaurant closings through the first quarter of 2019. We expect to incur additional charges of approximately $2.2 million to $5.2 million for the Bonefish Restructuring over the next two years, including costs associated with lease obligations and other closure related obligations.

Restaurant Closure Initiatives - During 2014 and 2013,we decided to close 36 underperforming international locations, primarily in South Korea (the “International Restaurant Closure Initiative”), and 22 underperforming domestic locations (the “Domestic Restaurant Closure Initiative”), respectively.

Sale of Outback Steakhouse South Korea - On July 25, 2016, we completed the sale of Outback Steakhouse South Korea. In connection with the decision to sell Outback Steakhouse South Korea, we recognized an impairment charge of $39.6 million during fiscal year 2016.

Roy’s - In connection with the decision to sell Roy’s, we recorded pre-tax impairment charges of $13.4 million for Assets held for sale during fiscal year 2014.

Other Disposals - During 2016, we recognized impairment charges of $3.5 million for our Puerto Rico subsidiary.

During the third quarter of 2014, we decided to sell both of our corporate airplanes. In connection with the decision, we recognized pre-tax asset impairment charges of $10.6 million during fiscal year 2014.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The remaining restaurant impairment and closing charges resulted from: (i) the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for relocation, sale or closure and (ii) lease liabilities.

Income from operations

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2016	2015	Change	2015	2014	Change
Income from operations	$127.6	$230.9		$230.9	$192.0
% of Total revenues	3.0%	5.3%	(2.3)%	5.3%	4.3%	1.0%

The decrease in income from operations during fiscal year 2016 as compared to fiscal year 2015 was primarily due to impairment charges incurred in connection with the 2017 Closure Initiative and the sale of Outback South Korea and a decrease in operating margin at the restaurant-level. These decreases were partially offset by lower general and administrative expense.

The increase in income from operations during fiscal year 2015 as compared to fiscal year 2014 was primarily due to lower general and administrative expense, lower impairments and restaurant closing costs and an increase in operating margin at the restaurant-level.

Loss on defeasance, extinguishment and modification of debt

	FISCAL YEAR			FISCAL YEAR
(dollars in millions)	2016	2015	Change	2015	2014	Change
Loss on defeasance, extinguishment and modification of debt	$27.0	$3.0	$24.0	$3.0	$11.1	$(8.1)

We recognized a loss on defeasance, extinguishment and modification of debt in connection with the: (i) the defeasance of the 2012 CMBS loan and the amendment of the PRP Mortgage Loan in 2016 and (ii) the refinancing of our Senior Secured Credit Facility in 2015 and 2014.

Other income (expense), net

Other income (expense), net, includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations:

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2016	2015	Change	2015	2014	Change
Other income (expense), net	$1.6	$(0.9)	$2.5	$(0.9)	$(1.2)	$0.3

We recorded other income (expense) primarily in connection with: (i) the gain on sale of Outback Steakhouse South Korea in fiscal year 2016, (ii) the loss on sale of our Roy’s business during fiscal year 2015 and (iii) the loss on sale of an Outback Steakhouse restaurant in Mexico in fiscal year 2014.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest expense, net

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2016	2015	Change	2015	2014	Change
Interest expense, net	$45.7	$56.2	$(10.5)	$56.2	$59.7	$(3.5)

The decrease in interest expense, net in fiscal year 2016 as compared to fiscal year 2015 was primarily due to the refinancing of the 2012 CMBS loan in February 2016, partially offset by deferred financing fee amortization, additional draws on our revolving credit facility and expense related to the interest rate swaps.

The decrease in net interest expense in fiscal year 2015 as compared to fiscal year 2014 was primarily due to the refinancing of the Senior Secured Credit Facilities in March 2015 and May 2014 and the repayment of long-term debt during fiscal year 2014. These decreases were partially offset by additional expense related to the interest rate swaps.

Provision for income taxes

	FISCAL YEAR			FISCAL YEAR
	2016	2015	Change	2015	2014	Change
Effective income tax rate	18.0%	23.0%	(5.0)%	23.0%	20.0%	3.0%

The net decrease in the effective income tax rate in fiscal year 2016 as compared to fiscal year 2015 was primarily due to benefits from employment-related credits being a higher percentage of net income in 2016 and a change in the amount and mix of income and losses across the Company’s domestic and international subsidiaries, partially offset by the sale of Outback Steakhouse South Korea.

The net increase in the effective income tax rate in fiscal year 2015 as compared to fiscal year 2014 was primarily due to a change in the amount and mix of income and losses across our domestic and international subsidiaries and the payroll tax audit settlements.

The effective income tax rate for fiscal years 2016, 2015 and 2014 was lower than the blended federal and state statutory rate of 39.0%, primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips.

Segments

We have two reportable segments, U.S. and International, which reflects how we manage our business, review operating performance and allocate resources. The U.S. segment includes all brands operating in the U.S. while brands operating outside the U.S. are included in the International segment. Resources are allocated and performance is assessed by our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker.

Revenues for both segments include only transactions with customers and include no intersegment revenues. Excluded from income from operations for U.S. and International are legal and certain corporate costs not directly related to the performance of the segments, certain stock-based compensation expenses and certain bonus expense.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Following is a reconciliation of segment income (loss) from operations to the consolidated operating results:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Segment income (loss) from operations
U.S.	$286,683	$348,731	$327,693
International	(5,954)	34,597	25,020
Total segment income from operations	280,729	383,328	352,713
Unallocated corporate operating expense	(153,123)	(152,403)	(160,749)
Total income from operations	127,606	230,925	191,964
Loss on defeasance, extinguishment and modification of debt	(26,998)	(2,956)	(11,092)
Other income (expense), net	1,609	(939)	(1,244)
Interest expense, net	(45,726)	(56,176)	(59,658)
Income before provision for income taxes	$56,491	$170,854	$119,970

U.S. Segment

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Revenues
Restaurant sales	$3,777,907	$3,857,162	$3,832,373
Franchise and other revenues	19,402	22,581	21,906
Total revenues	$3,797,309	$3,879,743	$3,854,279
Restaurant-level operating margin	15.4%	16.0%	15.6%
Income from operations	286,683	348,731	327,693
Operating income margin	7.5%	9.0%	8.5%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for fiscal years 2016 and 2015:

	FISCAL YEAR
(dollars in millions)	2016	2015
For fiscal years 2015 and 2014	$3,857.2	$3,832.4
Change from:
Comparable restaurant sales (1)	(72.5)	20.1
Restaurant closings	(25.1)	(21.1)
Divestiture of Roy’s	(5.7)	(63.2)
Restaurant openings (1)	24.0	66.1
Change in fiscal year	—	22.8
For fiscal years 2016 and 2015	$3,777.9	$3,857.1
____________________

(1)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The decrease in U.S. Restaurant sales in fiscal year 2016 was primarily attributable to: (i) lower comparable restaurant sales, (ii) the closing of 18 restaurants since December 28, 2014 and (iii) the sale of 20 Roy’s restaurants in January 2015. The decrease in U.S. Restaurant sales was partially offset by sales from 38 new restaurants not included in our comparable restaurant sales base.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The increase in U.S. Restaurant sales in fiscal year 2015 was primarily attributable to: (i) sales from 63 new restaurants not included in our comparable restaurant sales base, (ii) two additional operating days due to a change in our fiscal year end and (iii) higher comparable restaurant sales at our existing restaurants. The increase in U.S. Restaurant sales was partially offset by: (i) the sale of 20 Roy’s restaurants and (ii) the closing of 31 restaurants since December 31, 2013.

Restaurant-level operating margin

The decrease in U.S. restaurant-level operating margin in fiscal year 2016 as compared to fiscal year 2015 was primarily due to: (i) higher kitchen and service labor costs due to higher wage rates and investments in our service model, (ii) an increase in operating expenses due to inflation and timing and (iii) higher net rent expense due to the sale-leaseback of certain properties. These increases were partially offset by: (i) the impact of certain cost saving initiatives and (ii) increases in average check per person.

The increase in U.S. restaurant-level operating margin in fiscal year 2015 as compared to fiscal year 2014 was primarily due to: (i) the impact of certain cost savings initiatives, (ii) lower marketing expense and (iii) increases in average check per person. This increase was partially offset by: (i) commodity inflation and (ii) higher kitchen and labor costs due to higher wage rates and lunch expansion across certain concepts.

Income from operations

The decrease in U.S. income from operations generated in fiscal year 2016 as compared to fiscal year 2015 was primarily due to: (i) higher impairment and restaurant closing costs, primarily related to the 2017 Closure Initiative and (ii) lower operating margin at the restaurant level, partially offset by lower general and administrative expense. General and administrative expense for the U.S. segment decreased primarily from lower deferred compensation expense due to the acquisition of a managing partner’s interests in certain Outback Steakhouse restaurants.

The increase in U.S. income from operations generated in fiscal year 2015 as compared to fiscal year 2014 was primarily due to: (i) higher restaurant-level operating income and (ii) lower general and administrative expense. General and administrative expense for the U.S. segment decreased primarily due to lower compensation and benefits driven by our organizational realignment in fiscal 2014 and lower incentive compensation due to performance against current year objectives compared to prior year. These increases in U.S. income from operations were partially offset by higher impairment and restaurant closing costs, primarily related to the Bonefish Restructuring.

International Segment

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Revenues
Restaurant sales	$448,150	$492,759	$583,410
Franchise and other revenues	6,853	5,174	5,022
Total revenues	$455,003	$497,933	$588,432
Restaurant-level operating margin	18.8%	19.3%	18.4%
Income (loss) from operations	(5,954)	34,597	25,020
Operating income (loss) margin	(1.3)%	6.9%	4.3%

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the change in International segment Restaurant sales for fiscal years 2016 and 2015:

	FISCAL YEAR
(dollars in millions)	2016	2015
For fiscal years 2015 and 2014	$492.8	$583.4
Change from:
Divestiture of Outback Steakhouse South Korea	(81.2)	—
Effect of foreign currency translation	(31.6)	(119.3)
Restaurant closings	(8.8)	(78.1)
Restaurant openings (1)	62.2	87.7
Comparable restaurant sales (1)	14.8	17.6
Change in fiscal year	—	1.5
For fiscal years 2016 and 2015	$448.2	$492.8
____________________

(1)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The decrease in Restaurant sales in fiscal year 2016 was primarily attributable to: (i) the sale of 72 Outback Steakhouse South Korea restaurants in July 2016, (ii) the effect of foreign currency translation and (iii) the closing of six restaurants since December 28, 2014. The decrease in restaurant sales was partially offset by: (i) sales from 54 new restaurants not included in our comparable restaurant sales base and (ii) an increase in comparable restaurant sales.

The decrease in Restaurant sales in fiscal year 2015 was primarily attributable to: (i) the effect of foreign currency translation and (ii) the closing of 53 restaurants since December 31, 2013. The decrease in restaurant sales was partially offset by: (i) sales from 56 new restaurants not included in our comparable restaurant sales base, (ii) an increase in comparable restaurant sales and (iii) two additional operating days due to a change in our fiscal year end.

Restaurant-level operating margin

The decrease in International restaurant-level operating margin in fiscal year 2016 as compared to fiscal year 2015 was primarily due to: (i) higher commodity and labor inflation and (ii) higher operating expenses due to inflation. The decrease was partially offset by: (i) increases in average check per person and (ii) the impact of certain cost saving initiatives.

The increase in International restaurant-level operating margin in fiscal year 2015 as compared to fiscal year 2014 was primarily due to: (i) increases in average check per person and (ii) the impact of certain cost saving initiatives. The increase was partially offset by: (i) commodity inflation, (ii) higher kitchen and labor costs due to higher wage rates and higher average unit volumes and (iii) additional costs associated with the opening of our Abbraccio concept in Brazil.

Income (loss) from operations

The decrease in International income from operations in fiscal year 2016 as compared to fiscal year 2015 was primarily due to: (i) impairment charges related to the sale of Outback Steakhouse South Korea and (ii) lower operating margin at the restaurant-level, partially offset by lower general and administrative expense.

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

Based on a review of our non-GAAP presentations, we have determined that, commencing with our results for the first fiscal quarter of 2017, when presenting the non-GAAP measures Adjusted income from operations and the corresponding margins, Adjusted net income and Adjusted diluted earnings per share, we will no longer adjust for expenses incurred in connection with our remodel program or intangible amortization recorded as a result of the acquisition of our Brazil operations. We intend to recast the historical comparable periods presented in our future filings to conform to the revised presentation.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Following is a summary of sales of Company-owned restaurants:

	FISCAL YEAR
COMPANY-OWNED RESTAURANT SALES (dollars in millions):	2016	2015	2014
U.S.
Outback Steakhouse	$2,180	$2,226	$2,168
Carrabba’s Italian Grill	696	720	710
Bonefish Grill	617	623	609
Fleming’s Prime Steakhouse & Wine Bar	285	280	275
Other	—	8	71
Total	3,778	3,857	3,833
International
Outback Steakhouse-Brazil	303	283	310
Outback Steakhouse-South Korea (1)	90	172	239
Other	55	38	34
Total	448	493	583
Total Company-owned restaurant sales	$4,226	$4,350	$4,416
____________________

(1)	On July 25, 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

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

	FISCAL YEAR
FRANCHISE SALES (dollars in millions): (1)	2016	2015	2014
U.S.
Outback Steakhouse	$334	$340	$323
Carrabba's Italian Grill	11	9	4
Bonefish Grill	13	12	13
Total	358	361	340
International
Outback Steakhouse-South Korea (2)	74	—	—
Other	111	115	122
Total	185	115	122
Total franchise sales (1)	$543	$476	$462
Income from franchises (3)	$20	$18	$17
____________________

(1)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)	On July 25, 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

(3)	Represents the franchise royalty income included in the Consolidated Statements of Operations and Comprehensive Income in Other revenues.

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

The following tables show the percentages of certain operating cost financial statement line items in relation to Restaurant sales on both a U.S. GAAP basis and an adjusted basis, as indicated:

	FISCAL YEAR
	2016		2015		2014
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (2)	U.S. GAAP	ADJUSTED (3)
Restaurant sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.1%	32.1%	32.6%	32.6%	32.5%	32.5%
Labor and other related	28.7%	28.7%	27.7%	27.8%	27.6%	27.6%
Other restaurant operating	23.5%	23.5%	23.1%	23.1%	23.8%	24.0%

Restaurant-level operating margin	15.8%	15.7%	16.5%	16.5%	16.1%	15.9%
_________________

(1)
Includes adjustments for the reversal of $5.9 million of deferred rent liabilities, primarily related to the 2017 Closure Initiative and the Bonefish Restructuring, partially offset by $2.3 million of legal settlement costs related to the Sears matter. The reversal of the deferred rent liabilities and the legal settlement were recorded in Other restaurant operating.

(2)
Includes adjustments for the favorable resolution of payroll tax audit contingencies of $5.6 million, partially offset by legal settlement costs of $4.0 million, primarily related to the Cardoza litigation. The payroll audit adjustment was recorded in Labor and other related and the legal settlement was recorded in Other restaurant operating.

(3)
Includes adjustments, primarily related to a $6.1 million legal settlement gain and the reversal of $2.9 million of deferred rent liabilities associated with the International and Domestic Restaurant Closure Initiatives, which were recorded in Other restaurant operating.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

The following table reconciles Adjusted income from operations and the corresponding margins, Adjusted net income and Adjusted diluted earnings per share to their respective most comparable U.S. GAAP measures for fiscal years 2016, 2015 and 2014:

	FISCAL YEAR
(dollars in thousands, except per share amounts)	2016	2015	2014
Income from operations	$127,606	$230,925	$191,964
Operating income margin	3.0%	5.3%	4.3%
Adjustments:
Restaurant impairments and closing costs (1)	45,806	33,507	26,841
Asset impairments and related costs (2)	44,680	746	24,490
Restaurant relocations, remodels and related costs (3)	11,330	3,625	249
Severance (4)	5,463	—	9,045
Purchased intangibles amortization (5)	3,885	4,334	5,952
Legal and contingent matters (6)	2,340	5,843	(6,070)
Transaction-related expenses (7)	1,910	1,294	1,347
Payroll tax audit contingency (8)	—	(5,587)	—
Total income from operations adjustments	$115,414	$43,762	$61,854
Adjusted income from operations	$243,020	$274,687	$253,818
Adjusted operating income margin	5.7%	6.3%	5.7%

Net income attributable to Bloomin’ Brands	$41,748	$127,327	$91,090
Adjustments:
Income from operations adjustments	115,414	43,762	61,854
Loss on defeasance, extinguishment and modification of debt (9)	26,998	2,956	11,092
(Gain) loss on disposal of business (10)	(1,632)	1,328	770
Total adjustments, before income taxes	140,780	48,046	73,716
Adjustment to provision for income taxes (8) (11)	(35,336)	(15,314)	(23,996)
Net adjustments	105,444	32,732	49,720
Adjusted net income	$147,192	$160,059	$140,810

Diluted earnings per share	$0.37	$1.01	$0.71
Adjusted diluted earnings per share	$1.29	$1.27	$1.10

Diluted weighted average common shares outstanding	114,311	125,585	128,317
_________________

(1)	Represents expenses incurred for the 2017 Closure Initiative, Bonefish Restructuring and the International and Domestic Restaurant Closure Initiatives.

(2)
Represents asset impairment charges and related costs primarily related to: (i) the sale of Outback Steakhouse South Korea and our Puerto Rico subsidiary in 2016, (ii) our Roy’s concept in 2014 and (iii) the sale of corporate aircraft in 2015 and 2014.

(3)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation and remodel programs.

(4)
Relates primarily to the following: (i) restructuring of certain functions in 2016, (ii) the relocation of our Fleming’s operations center to the corporate home office in 2016 and (iii) our organizational realignment in 2014.

(5)	Represents intangible amortization recorded as a result of the acquisition of our Brazil operations.

(6)
Represents fees and expenses related to certain legal and contingent matters, including the Sears litigation in 2016 and the Cardoza litigation in 2015. During fiscal year 2014, we recognized a gain on a legal settlement.

(7)
Relates primarily to the following: (i) costs incurred with our sale-leaseback initiative in 2016 and 2015 and (ii) costs incurred with the secondary offering of our common stock in March 2015, November 2014 and March 2014. For the fiscal year ended December 25, 2016, includes an adjustment of $0.3 million for amortization of deferred gains related to our sale-leaseback initiative from our

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

second fiscal quarter. Subsequent to the second quarter, based on an ongoing review of our non-GAAP presentations, we determined not to adjust for this item. We do not consider this change material to the historical periods presented.

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

(9)	Relates to: (i) the amendment of the PRP Mortgage Loan and defeasance of the 2012 CMBS loan in 2016 and (ii) the refinancing of our Senior Secured Credit Facility in 2015 and 2014.

(10)	Primarily relates to the sale of Outback Steakhouse South Korea in 2016 and Roy’s in 2015.

(11)
Represents income tax effect of the adjustments, on a jurisdiction basis. Included in the adjustment for fiscal year 2016 is $2.4 million for a tax obligation related to the Outback Steakhouse South Korea sale. Additionally, for fiscal year 2015, a deferred income tax adjustment has been recorded for the allowable income tax credits for the employer’s share of FICA taxes expected to be paid. See footnote 8 to this table.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

LIQUIDITY

Our liquidity sources consist of cash flow from our operations, cash and cash equivalents and credit capacity under our credit facilities. We expect to use cash primarily for general operating expenses, share repurchases and dividend payments, remodeling or relocating older restaurants, development of new restaurants and new markets, principal and interest payments on our debt, obligations related to our deferred compensation plans and investments in technology.

We believe that our expected liquidity sources are adequate to fund debt service requirements, lease obligations, capital expenditures and working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Cash and Cash Equivalents - As of December 25, 2016, we had $127.2 million in cash and cash equivalents, of which $33.6 million was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

We had aggregate undistributed earnings of $60.6 million for foreign subsidiaries as of December 25, 2016, which we consider to be permanently reinvested and are expected to continue to be permanently reinvested. It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings we consider to be permanently reinvested.

Sale of Outback Steakhouse South Korea - On July 25, 2016, we completed the sale of Outback Steakhouse South Korea for a purchase price of $50.0 million.

Sale-Leaseback Transactions - During fiscal year 2016, we entered into sale-leaseback transactions with third-parties in which we sold 159 restaurant properties at fair market value for gross proceeds of $560.4 million. With the proceeds from these transactions, we made payments of $322.3 million on our PRP Mortgage Loan.

Subsequent to December 25, 2016, we entered into sale-leaseback transactions with third-parties in which we sold six restaurant properties at fair market value for gross proceeds of $21.6 million.

Restructuring - Total aggregate future undiscounted cash expenditures of $41.6 million to $49.5 million for the 2017 Closure Initiative and Bonefish Restructuring, primarily related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029.

Capital Expenditures - We estimate that our capital expenditures will total between $260.0 million and $280.0 million in 2017. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Credit Facilities - As of December 25, 2016, our credit facilities consist of the Senior Secured Credit Facility and the PRP Mortgage Loan. See Note 11 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information. Following is a summary of principal payments and debt issuance from December 28, 2014 to December 25, 2016:

	SENIOR SECURED CREDIT FACILITY				2012 CMBS LOAN	PRP MORTGAGE LOAN	TOTAL CREDIT FACILITIES
	TERM LOANS			REVOLVING FACILITY
(dollars in thousands)	A	A-1	B
Balance as of December 28, 2014	$296,250	—	$225,000	$325,000	$470,959	$—	$1,317,209
2015 new debt (1)	—	150,000	—	565,300	—	—	715,300
2015 payments (1)	(18,750)	—	(225,000)	(458,300)	(11,990)	—	(714,040)
Balance as of December 27, 2015	277,500	150,000	—	432,000	458,969	—	1,318,469
2016 new debt (2)	—	—	—	729,500	—	369,512	1,099,012
2016 payments (2)	(18,750)	(9,375)	—	(539,500)	(458,969)	(322,310)	(1,348,904)
Balance as of December 25, 2016	$258,750	$140,625	$—	$622,000	$—	$47,202	$1,068,577
________________

(1)
Includes $215.0 million related to a refinancing of our Senior Secured Credit Facility to repay the remaining Term loan B balance and $150.0 million for an incremental Term loan A-1, which was used to repay a portion of the outstanding revolving credit facility.

(2)
In February 2016, we drew $185.0 million on our revolving credit facility. The drawdowns, together with the proceeds from the PRP Mortgage Loan, were used to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan.

Following is a summary of our outstanding credit facilities as of December 25, 2016:

	INTEREST RATE DECEMBER 25, 2016	ORIGINAL FACILITY	PRINCIPAL MATURITY DATE	OUTSTANDING
(dollars in thousands)				DECEMBER 25, 2016	DECEMBER 27, 2015
Term loan A, net of discount of $1.2 million (1)	2.63%	$300,000	May 2019	$258,750	$277,500
Term loan A-1	2.70%	150,000	May 2019	140,625	150,000
Revolving credit facility (1)	2.67%	825,000	May 2019	622,000	432,000
Total Senior Secured Credit Facility		1,275,000		1,021,375	859,500
PRP Mortgage Loan	3.21%	369,512	February 2018	47,202	—
2012 CMBS loan		500,000		—	458,969
Total credit facilities		$2,144,512		$1,068,577	$1,318,469
________________

(1)	Represents the weighted-average interest rate for the respective period.

Credit Agreement - As of December 25, 2016, we had $175.2 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $27.8 million.

The Credit Agreement contains mandatory prepayment requirements for Term loan A and Term loan A-1. We are required to prepay outstanding amounts under Term loan A and Term loan A-1 with 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount of outstanding Term loan A and Term loan A-1 required to be prepaid may vary based on our leverage ratio and year end results. Other than the required minimum amortization premiums of $33.8 million, we do not anticipate any other payments will be required through December 31, 2017.

We are exploring options to address the 2019 maturity of our Senior Secured Credit Facility.

PRP Mortgage Loan - On February 11, 2016, PRP, as borrower, and Wells Fargo Bank, National Association, as lender (the “lender”), entered into the PRP Mortgage Loan, pursuant to which PRP borrowed $300.0 million. The PRP Mortgage Loan has an Initial Maturity date of February 11, 2018 with an option to extend the Initial Maturity date for one twelve-

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

month Extension provided that certain conditions are satisfied. The PRP Mortgage Loan is collateralized by certain properties owned by PRP. PRP has also made negative pledges with respect to certain unencumbered properties.
The proceeds of the PRP Mortgage Loan were used, together with borrowings under our revolving credit facility, to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan. In connection with the defeasance, we recognized a loss of $26.6 million during the fiscal year ended December 25, 2016. Following the defeasance of the 2012 CMBS loan, $19.3 million of restricted cash was released. On July 27, 2016, PRP and the Lender, entered into an Amendment to PRP’s Original Loan Agreement to provide for additional borrowings of $69.5 million.
Subsequent to December 25, 2016, we made payments of $19.2 million on our PRP Mortgage Loan with proceeds from sale-leaseback transactions. The remaining $28.0 million PRP Mortgage Loan balance is due on the Initial Maturity date unless the we exercise the Extension.
Debt Covenants - Our Credit Agreement and PRP Mortgage Loan contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 11 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information.

As of December 25, 2016 and December 27, 2015, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

Cash Flow Hedges of Interest Rate Risk - In September 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, we pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. We estimate $4.2 million will be reclassified to interest expense over the next twelve months. See Note 15 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Net cash provided by operating activities	$340,581	$397,430	$352,006
Net cash provided by (used in) investing activities	309,281	(180,643)	(240,342)
Net cash used in financing activities	(657,978)	(241,001)	(148,731)
Effect of exchange rate changes on cash and cash equivalents	2,955	(9,193)	(7,060)
Net decrease in cash and cash equivalents	$(5,161)	$(33,407)	$(44,127)

Operating activities - Net cash provided by operating activities decreased in 2016 as compared to 2015 primarily as a result of the following: (i) higher income tax payments primarily due to sale-leaseback transactions and (ii) the timing of rent payments. These decreases were partially offset by: (i) utilization of inventory on hand and (ii) lower cash interest payments.

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

Investing activities - Net cash provided by investing activities during 2016 consisted primarily of: (i) proceeds from sale-leaseback transactions, (ii) proceeds from the sale of Outback Steakhouse South Korea and (iii) a reduction in restricted cash related to the defeasance of the 2012 CMBS loan, partially offset by capital expenditures.

Net cash used in investing activities during 2015 consisted primarily of capital expenditures. Net cash used in investing activities was partially offset by the following: (i) proceeds from other investments, net, (ii) proceeds from the sale of Roy’s, (iii) the release of escrow cash related to the Brazil Joint Venture acquisition and (iv) proceeds from the disposal of property, fixtures and equipment.

Net cash used in investing activities during 2014 consisted primarily of: (i) capital expenditures, (ii) the net difference in restricted cash used and restricted cash received and (iii) net cash paid to acquire certain franchise restaurants. Net cash used in investing activities was partially offset by proceeds from the disposal of property, fixtures and equipment.

Financing activities - Net cash used in financing activities during 2016 was primarily attributable to the following: (i) the defeasance of the 2012 CMBS loan and payments on our PRP Mortgage Loan, (ii) the repurchase of common stock, (iii) the purchase of outstanding noncontrolling interests and limited partnership interests in certain restaurants, (iv) payment of cash dividends on our common stock and (v) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by the following: (i) proceeds from the PRP Mortgage Loan, (ii) drawdowns on our revolving credit facility, net of repayments and (iii) proceeds from the sale of certain properties, which are considered financing obligations.

Net cash used in financing activities during 2015 was primarily attributable to the following: (i) repayments of the Term loan B due to the Senior Secured Credit Facility refinancing in March 2015 and voluntary prepayments, (ii) the repurchase of common stock, (iii) repayments of partner deposits and accrued partner obligations and (iv) payment of cash dividends on our common stock. Net cash used in financing activities was partially offset by the following: (i) proceeds from the incremental Term loan A-1, net of financing fees, (ii) drawdowns on the revolving credit facility, net of repayments, and (iii) proceeds from the exercise of stock options.

Net cash used in financing activities during 2014 was primarily attributable to the following: (i) repayment of the Term loan B due to the Senior Secured Credit Facility refinancing in May 2014 and voluntary repayments, (ii) repayment of borrowings on the 2012 CMBS loan, Term loan A and revolving credit facilities, (iii) repayments of partner deposits and accrued partner obligations and (iv) the purchase of outstanding limited partnership interests in certain restaurants. Net cash used in financing activities was partially offset by proceeds from the refinancing of the Senior Secured Credit Facility, net of financing fees, and proceeds from the exercise of stock options.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital:

(dollars in thousands)	DECEMBER 25, 2016	DECEMBER 27, 2015
Current assets	$390,519	$418,644
Current liabilities	823,408	814,166
Working capital (deficit)	$(432,889)	$(395,522)

Working capital (deficit) included Unearned revenue from unredeemed gift cards and loyalty program rewards of $388.5 million and $382.6 million as of December 25, 2016 and December 27, 2015, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies).

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $113.0 million and $133.2 million as of December 25, 2016 and December 27, 2015, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation is $50.6 million and $74.0 million as of December 25, 2016 and December 27, 2015, respectively.

We use capital to fund the deferred compensation plans and currently expect annual cash funding of $18.0 million to $20.0 million. Actual funding of the deferred compensation obligations and future funding requirements may vary significantly depending on the actual performance compared to targets, timing of deferred payments of partner contracts, forfeiture rates, number of partner participants, growth of partner investments and our funding strategy.

DIVIDENDS AND SHARE REPURCHASES

Dividends - We did not declare or pay any dividends on our common stock prior to 2015. In fiscal years 2016 and 2015, we declared and paid quarterly cash dividends of $0.07 and $0.06 per share, respectively.

In February 2017, the Board declared a quarterly cash dividend of $0.08 per share, payable on March 10, 2017. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant.

Share Repurchases - The following table presents a summary of our share repurchase programs for 2014, 2015 and 2016 (dollars in thousands):

SHARE REPURCHASE PROGRAM	BOARD APPROVAL DATE	AUTHORIZED	REPURCHASED	CANCELED	REMAINING
2014	December 12, 2014	$100,000	$100,000	$—	$—
2015	August 3, 2015	100,000	69,999	30,001	—
2016	February 12, 2016	250,000	139,892	110,108	—
July 2016 (1)	July 26, 2016	300,000	169,995	—	130,005
________________

(1)	During January 2017, we repurchased $20.0 million of our outstanding common stock under a Rule 10b5-1 plan. The July 2016 Share Repurchase Program will expire on January 26, 2018.

The following table presents our dividends and share repurchases for fiscal years 2016 and 2015:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TAXES RELATED TO SETTLEMENT OF EQUITY AWARDS	TOTAL
Fiscal year 2016	$31,379	$309,887	$447	$341,713
Fiscal year 2015	29,332	169,999	770	200,101
Total	$60,711	$479,886	$1,217	$541,814

Our ability to pay dividends and make share repurchases is dependent on our ability to obtain funds from our subsidiaries, have access to our revolving credit facility and the existence of surplus. Based on our Credit Agreement, restricted dividend payments from OSI to Bloomin’ Brands can be made on an unlimited basis provided we are compliant with our debt covenants.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

OFF-BALANCE SHEET ARRANGEMENTS

None.

OTHER MATERIAL COMMITMENTS

Our contractual obligations, debt obligations and commitments as of December 25, 2016 are summarized in the table below:

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
(dollars in thousands)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Recorded Contractual Obligations
Long-term debt (1)	$1,089,485	$35,079	$1,033,787	$967	$19,652
Deferred compensation and other partner obligations (2)	123,546	20,787	49,942	34,233	18,584
Other recorded contractual obligations (3)	23,197	5,286	3,507	1,965	12,439
Unrecorded Contractual Obligations
Interest (4)	108,997	37,259	47,577	2,642	21,519
Operating leases	1,649,054	174,019	313,237	256,148	905,650
Purchase obligations (5)	439,436	230,312	122,074	42,830	44,220
Total contractual obligations	$3,433,715	$502,742	$1,570,124	$338,785	$1,022,064
____________________

(1)	Includes capital lease obligations. Excludes unamortized debt issuance costs and discount of $2.8 million.

(2)
Includes deferred compensation obligations, deposits and other accrued obligations due to our restaurant partners. Timing and amounts of payments may vary significantly based on employee turnover, return of deposits and changes to buyout values.

(3)
Includes other long-term liabilities, primarily consisting of non-partner deferred compensation obligations and restaurant closing cost liabilities. As of December 25, 2016, unrecognized tax benefits of $19.6 million were excluded from the table since it is not possible to estimate when these future payments will occur.

(4)
Projected future interest payments on long-term debt are based on interest rates in effect as of December 25, 2016 and assume only scheduled principal payments. Estimated interest expense includes the impact of financing obligations and our variable-to-fixed interest rate swap agreements. As of December 25, 2016, we had a derivative liability of $6.0 million for the interest rate swap agreements recorded in our Consolidated Balance Sheet.

(5)
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have purchase obligations with various vendors that consist primarily of inventory, restaurant level service contracts, advertising, marketing and technology.

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

Impairment or Disposal of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation is performed at the

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

lowest level of identifiable cash flows independent of other assets. For long-lived assets deployed at our restaurants, we review for impairment at the individual restaurant level.

When evaluating for impairment, the total future undiscounted cash flows expected to be generated by the assets are compared to the carrying amount. If the total future undiscounted cash flows expected to be generated by the assets are less than the carrying amount, this may be an indicator of impairment. An impairment loss is recognized in earnings when the asset’s carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model. The key estimates and assumptions used in this model are future cash flow estimates, with material changes generally driven by changes in expected use, and the discount rate.

Goodwill and Indefinite-Lived Intangible Assets - Goodwill and indefinite-lived intangible assets are tested for impairment annually in the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

The carrying value of goodwill as of December 25, 2016 was $310.1 million, which related to our U.S. and International reporting units. We performed our annual impairment test in the second quarter of 2016 utilizing the qualitative assessment and determined that none of our reporting units with remaining goodwill were at risk for impairment.

Sales declines at our restaurants, unplanned increases in commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges. It is possible that changes in circumstances or changes in our judgments, assumptions and estimates could result in an impairment charge of a portion or all of our goodwill or other intangible assets.

Insurance Reserves - We carry insurance programs with specific retention levels or high per-claim deductibles for a significant portion of expected losses under our workers’ compensation, general liability/liquor liability, health, property and management liability insurance programs. For some programs, we maintain stop-loss coverage to limit the exposure relating to certain risks.

We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below our specified retention levels or per-claim deductible amounts. Our liability for insurance claims was $62.8 million and $61.5 million as of December 25, 2016 and December 27, 2015, respectively. In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Reserves recorded for workers’ compensation and general liability/liquor liability claims are discounted using the average of the one-year and five-year risk free rate of monetary assets that have comparable maturities.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate our insurance claim liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 50 basis point change in the discount rate in our insurance claim liabilities as of December 25, 2016, would have affected net earnings by $1.0 million in fiscal year 2016.

Stock-Based Compensation - We have a stock-based compensation plan that permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards to our management and other key employees. We account for our stock-based employee compensation using a fair value-based method of accounting.

We use the Black-Scholes option pricing model to estimate the weighted-average grant date fair value of stock options granted. Expected volatilities are based on historical volatilities of our stock and the stock of comparable peer companies. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The simplified method of estimating expected term is used since we do not have significant historical exercise experience for our stock options. Dividend yield is the level of dividends expected to be paid on our common stock over the expected term of our options. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect as of the grant date.

Our performance-based share units (“PSUs”) require assumptions regarding the likelihood of achieving certain Company performance criteria set forth in the award agreements. Assumptions used in our assessment are consistent with our internal forecasts and operating plans.

Estimates and assumptions are based upon information currently available, including historical experience and current business and economic conditions. A simultaneous 10% change in our volatility, forfeiture rate, weighted-average risk-free interest rate, dividend rate and term of grant in our stock option pricing model for fiscal year 2016 would have affected net income by $0.5 million.

If we assumed that the PSU performance conditions for stock-based awards were not met, stock-based compensation expense would have decreased by $1.4 million for fiscal year 2016. If we assumed that PSU share awards met their maximum threshold, expense would have increased by $3.4 million for fiscal year 2016.

Income Taxes - Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years in which we expect those temporary differences to reverse. As of December 25, 2016, tax loss carryforwards and credit carryforwards that do not have a valuation allowance are expected to be recoverable within the applicable statutory expiration periods. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in assumptions regarding our level and composition of earnings, tax laws or the deferred tax valuation allowance and the results of tax audits, may materially impact the effective income tax rate.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Revenue Recognition - The following accounting estimates relating to revenue recognition contain uncertainty because they require management to make assumptions and to apply judgment regarding the effects of future events:

Gift Card Breakage – We sell gift cards to customers in our restaurants, through our websites and through select third parties. A liability is initially established for the value of the gift card when sold. We recognize revenue from gift cards when the card is redeemed by the customer. We recognize gift card breakage revenue for gift cards when the likelihood of redemption by the customer is remote, which we have determined are those gift cards issued on or before three years prior to the balance sheet date. For fiscal year 2017, we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to record breakage.

Upon the adoption of ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers”, the Company expects to recognize breakage proportional to actual gift card redemptions. See Note 2 - Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements in Part II, Item 8 for further information.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted in 2016 and that are applicable to us but have not yet been adopted, see Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements of this Report.

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

We manage our exposure to market risk through regular operating and financing activities and when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for speculative purposes. See Note 15 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

As of December 25, 2016, our interest rate risk was primarily from variable interest rate changes on our Senior Secured Credit Facility. To manage the risk of fluctuations in variable interest rate debt, we entered into interest rate swaps for an aggregate notional amount of $400.0 million in 2014 with a start date of June 30, 2015, and a maturity date of May 16, 2019.

We utilize valuation models to estimate the effects of changing interest rates. The following table summarizes the changes to fair value and interest expense under a shock scenario. This analysis assumes that interest rates change suddenly, as an interest rate “shock” and continue to increase or decrease at a consistent level above or below the LIBOR curve.

	DECEMBER 25, 2016
(dollars in thousands)	INCREASE (1)	DECREASE
Change in fair value:
Interest rate swap	$2,797	$(15,583)

Change in annual interest expense (2):
Variable rate debt	$6,203	$(5,740)
________________

(1)	The potential change from a hypothetical 100 basis point increase in short-term interest rates.

(2)
The potential change from a hypothetical basis point decrease in short-term interest rates based on the LIBOR curve with a floor of zero. The curve ranges from our current interest rate of 79 basis points to 121 basis points.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposure to foreign currency exchange risk is primarily related to fluctuations in the Brazil Real relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than Brazil. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results.

For fiscal year 2016, 10.7% of our revenue was generated in foreign currencies. A 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net income for our foreign entities by $35.4 million and $0.8 million, respectively, for fiscal year 2016.

Commodity Pricing Risk

BLOOMIN’ BRANDS, INC.

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish, and we are subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices. The related agreements may contain contractual features that limit the price paid by establishing certain price floors and caps. Extreme changes in commodity prices or long-term changes could affect our financial results adversely. We expect that in most cases increased commodity prices could be passed through to our customers through increases in menu prices. However, if there is a time lag between the increasing commodity prices and our ability to increase menu prices, or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected. Additionally, from time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

Our restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas. We utilize derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices. We record mark-to-market changes in the fair value of our natural gas derivative instruments in earnings in the period of change. We incurred gains of $0.1 million and losses of $0.5 million and $0.6 million as a result of changes in the fair value of the commodity derivative instruments during fiscal years 2016, 2015, and 2014, respectively. As of December 25, 2016 and December 27, 2015, the fair value of the derivative instruments was $0.2 million and $0.6 million, respectively, in a liability position.

In addition to the market risks identified above, we are subject to business risk as our U.S. beef supply is highly dependent upon a limited number of vendors. If these vendors were unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies. See Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further details.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control—Integrated Framework (“2013 Framework”). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Administrative Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2016 using the 2013 Framework. Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 25, 2016.

The effectiveness of our internal control over financial reporting as of December 25, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

BLOOMIN’ BRANDS, INC.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Bloomin’ Brands, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Bloomin’ Brands, Inc. and its subsidiaries at December 25, 2016 and December 27, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 22, 2017

BLOOMIN’ BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 25, 2016	DECEMBER 27, 2015
ASSETS
Current Assets
Cash and cash equivalents	$127,176	$132,337
Current portion of restricted cash and cash equivalents	7,886	6,772
Inventories	65,231	80,704
Other current assets, net	190,226	198,831
Total current assets	390,519	418,644
Restricted cash	1,124	16,265
Property, fixtures and equipment, net	1,237,148	1,594,460
Goodwill	310,055	300,861
Intangible assets, net	535,523	546,837
Deferred income tax assets	38,764	7,631
Other assets, net	129,146	147,871
Total assets	$2,642,279	$3,032,569
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$195,371	$193,116
Accrued and other current liabilities	204,415	206,611
Unearned revenue	388,543	382,586
Current portion of long-term debt, net	35,079	31,853
Total current liabilities	823,408	814,166
Deferred rent	151,130	139,758
Deferred income tax liabilities	16,709	53,546
Long-term debt, net	1,054,406	1,285,011
Deferred gain on sale-leaseback transactions, net	181,696	33,154
Other long-term liabilities, net	219,030	261,508
Total liabilities	2,446,379	2,587,143
Commitments and contingencies (Note 18)
Mezzanine Equity
Redeemable noncontrolling interests	547	23,526
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of December 25, 2016 and December 27, 2015	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 103,922,110 and 119,214,522 shares issued and outstanding as of December 25, 2016 and December 27, 2015, respectively	1,039	1,192
Additional paid-in capital	1,079,583	1,072,861
Accumulated deficit	(786,780)	(518,360)
Accumulated other comprehensive loss	(111,143)	(147,367)
Total Bloomin’ Brands stockholders’ equity	182,699	408,326
Noncontrolling interests	12,654	13,574
Total stockholders’ equity	195,353	421,900
Total liabilities, mezzanine equity and stockholders’ equity	$2,642,279	$3,032,569

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	FISCAL YEAR
	2016	2015	2014
Revenues
Restaurant sales	$4,226,057	$4,349,921	$4,415,783
Franchise and other revenues	26,255	27,755	26,928
Total revenues	4,252,312	4,377,676	4,442,711
Costs and expenses
Cost of sales	1,354,853	1,419,689	1,435,359
Labor and other related	1,211,250	1,205,610	1,218,961
Other restaurant operating	992,157	1,006,772	1,049,053
Depreciation and amortization	193,838	190,399	190,911
General and administrative	267,981	287,614	304,382
Provision for impaired assets and restaurant closings	104,627	36,667	52,081
Total costs and expenses	4,124,706	4,146,751	4,250,747
Income from operations	127,606	230,925	191,964
Loss on defeasance, extinguishment and modification of debt	(26,998)	(2,956)	(11,092)
Other income (expense), net	1,609	(939)	(1,244)
Interest expense, net	(45,726)	(56,176)	(59,658)
Income before provision for income taxes	56,491	170,854	119,970
Provision for income taxes	10,144	39,294	24,044
Net income	46,347	131,560	95,926
Less: net income attributable to noncontrolling interests	4,599	4,233	4,836
Net income attributable to Bloomin’ Brands	$41,748	$127,327	$91,090

Net income	$46,347	$131,560	$95,926
Other comprehensive income:
Foreign currency translation adjustment	37,075	(96,194)	(31,731)
Unrealized loss on derivatives, net of tax	(1,250)	(6,033)	(2,393)
Reclassification of adjustment for loss on derivatives included in Net income, net of tax	3,807	2,235	—
Comprehensive income	85,979	31,568	61,802
Less: comprehensive income (loss) attributable to noncontrolling interests	8,008	(8,934)	4,836
Comprehensive income attributable to Bloomin’ Brands	$77,971	$40,502	$56,966

Earnings per share:
Basic	$0.37	$1.04	$0.73
Diluted	$0.37	$1.01	$0.71
Weighted average common shares outstanding:
Basic	111,381	122,352	125,139
Diluted	114,311	125,585	128,317

Cash dividends declared per common share	$0.28	$0.24	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2013	124,784	$1,248	$1,068,705	$(565,154)	$(26,418)	$4,328	$482,709
Net income	—	—	—	91,090	—	4,161	95,251
Other comprehensive loss, net of tax	—	—	—	—	(34,124)	—	(34,124)
Stock-based compensation	—	—	17,420	—	—	—	17,420
Excess tax benefit on stock-based compensation	—	—	2,732	—	—	—	2,732
Common stock issued under stock plans (1)	1,166	11	9,059	(930)	—	—	8,140
Purchase of limited partnership interests, net of tax of $6,785	—	—	(11,662)	—	—	1,236	(10,426)
Transfer to redeemable noncontrolling interest	—	—	(627)	—	—	—	(627)
Distributions to noncontrolling interests	—	—	—	—	—	(5,062)	(5,062)
Contributions from noncontrolling interests	—	—	—	—	—	436	436
Balance, December 28, 2014	125,950	$1,259	$1,085,627	$(474,994)	$(60,542)	$5,099	$556,449
Net income	—	—	—	127,327	—	3,228	130,555
Other comprehensive (loss) income, net of tax	—	—	—	—	(86,825)	9	(86,816)
Cash dividends declared, $0.24 per common share	—	—	(29,332)	—	—	—	(29,332)
Repurchase and retirement of common stock	(7,645)	(76)	—	(169,923)	—	—	(169,999)
Stock-based compensation	—		21,672	—	—	—	21,672
Excess tax benefit from stock-based compensation	—	—	733	—	—	—	733
Common stock issued under stock plans (1)	910	9	6,015	(770)	—	—	5,254
Purchase of noncontrolling interests	—	—	(306)	—	—	—	(306)
Change in the redemption value of redeemable interests	—	—	(11,548)	—	—	—	(11,548)
Distributions to noncontrolling interests	—	—	—	—	—	(4,761)	(4,761)
Contributions from noncontrolling interests	—	—	—	—	—	3,635	3,635
Conversion of accrued partner obligations to noncontrolling interests	—	—	—	—	—	6,364	6,364
Balance, December 27, 2015	119,215	$1,192	$1,072,861	$(518,360)	$(147,367)	$13,574	$421,900

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 27, 2015	119,215	$1,192	$1,072,861	$(518,360)	$(147,367)	$13,574	$421,900
Net income	—	—	—	41,748	—	3,622	45,370
Other comprehensive income (loss), net of tax	—	—	—	—	36,224	(43)	36,181
Cash dividends declared, $0.28 per common share	—	—	(31,379)	—	—	—	(31,379)
Repurchase and retirement of common stock	(16,647)	(166)	—	(309,721)	—	—	(309,887)
Stock-based compensation	—	—	23,539	—	—	—	23,539
Excess tax benefit from stock-based compensation	—	—	454	—	—	—	454
Common stock issued under stock plans (1)	1,354	13	6,831	(447)	—	—	6,397
Purchase of noncontrolling interests, net of tax of $1,504	—	—	9,301	—	—	581	9,882
Change in the redemption value of redeemable interests	—	—	(2,024)	—	—	—	(2,024)
Distributions to noncontrolling interests	—	—	—	—	—	(5,818)	(5,818)
Contributions from noncontrolling interests	—	—	—	—	—	738	738
Balance, December 25, 2016	103,922	$1,039	$1,079,583	$(786,780)	$(111,143)	$12,654	$195,353
________________

(1)	Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2016	2015	2014
Cash flows provided by operating activities:
Net income	$46,347	$131,560	$95,926
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	193,838	190,399	190,911
Amortization of deferred discounts and issuance costs	7,857	4,722	5,194
Amortization of deferred gift card sales commissions	28,045	28,205	27,509
Provision for impaired assets and restaurant closings	104,627	36,667	52,081
Stock-based and other non-cash compensation expense	21,522	22,725	19,689
Deferred income tax (benefit) expense	(75,349)	3,996	(13,623)
Loss on defeasance, extinguishment and modification of debt	26,998	2,956	11,092
(Gain) loss on sale of subsidiary or business	(1,633)	1,182	770
Recognition of deferred gain on sale-leaseback transactions	(5,981)	(2,121)	(2,140)
Excess tax benefit from stock-based compensation	(2,252)	(733)	(2,732)
Other non-cash items, net	824	38	1,395
Change in assets and liabilities:
Decrease (increase) in inventories	15,053	(3,831)	(3,126)
Increase in other current assets	(22,778)	(43,727)	(116,828)
Decrease in other assets	5,752	16,969	9,459
(Decrease) increase in accounts payable and accrued and other current liabilities	(8,222)	(9,141)	32,182
Increase in deferred rent	12,426	17,983	18,746
Increase in unearned revenue	7,812	6,106	21,030
(Decrease) increase in other long-term liabilities	(14,305)	(6,525)	4,471
Net cash provided by operating activities	340,581	397,430	352,006
Cash flows provided by (used in) investing activities:
Proceeds from disposal of property, fixtures and equipment	1,726	5,420	5,745
Proceeds from sale-leaseback transactions, net	530,684	—	—
Acquisition of business, net of cash acquired	—	—	(3,063)
Proceeds from sale of a business, net of cash divested	28,635	7,798	—
Capital expenditures	(260,578)	(210,263)	(237,868)
Decrease in restricted cash	45,479	54,782	26,075
Increase in restricted cash	(31,446)	(47,830)	(30,176)
Other investments, net	(5,219)	9,450	(1,055)
Net cash provided by (used in) investing activities	$309,281	$(180,643)	$(240,342)

		(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2016	2015	2014
Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net	$364,211	$149,250	$292,596
Defeasance, extinguishment and modification of debt	(478,906)	(215,000)	(700,000)
Repayments of long-term debt	(355,616)	(43,076)	(31,873)
Proceeds from borrowings on revolving credit facilities, net	729,500	564,040	519,000
Repayments of borrowings on revolving credit facilities	(539,500)	(458,300)	(194,000)
Proceeds from failed sale-leaseback transactions, net	18,246	—	—
Proceeds from the exercise of share-based compensation	6,843	6,024	9,070
Distributions to noncontrolling interests	(5,818)	(4,761)	(5,062)
Contributions from noncontrolling interests	738	3,635	1,872
Purchase of limited partnership and noncontrolling interests	(39,476)	(890)	(17,211)
Repayments of partner deposits and accrued partner obligations	(18,739)	(42,555)	(24,925)
Repurchase of common stock	(310,334)	(170,769)	(930)
Excess tax benefit from stock-based compensation	2,252	733	2,732
Cash dividends paid on common stock	(31,379)	(29,332)	—
Net cash used in financing activities	(657,978)	(241,001)	(148,731)
Effect of exchange rate changes on cash and cash equivalents	2,955	(9,193)	(7,060)
Net decrease in cash and cash equivalents	(5,161)	(33,407)	(44,127)
Cash and cash equivalents as of the beginning of the period	132,337	165,744	209,871
Cash and cash equivalents as of the end of the period	$127,176	$132,337	$165,744
Supplemental disclosures of cash flow information:
Cash paid for interest	$41,645	$53,971	$57,241
Cash paid for income taxes, net of refunds	88,823	31,552	56,216
Supplemental disclosures of non-cash investing and financing activities:
Purchase of noncontrolling interest included in accrued and other current liabilities	$1,414	$—	$—
Change in acquisition of property, fixtures and equipment included in accounts payable or capital lease liabilities	9,610	3,396	(1,669)
Deferred tax effect of purchase of noncontrolling interests	1,504	—	6,785
Conversion of accrued partner obligations to noncontrolling interests	—	6,364	—
Conversion of partner deposits and accrued partner obligations to notes payable	—	—	503

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

To ensure timely reporting, the Company consolidates the results of its Brazil operations on a one-month calendar lag. In December 2016, the Company made payments of $24.8 million to purchase the remaining interests in its Outback Steakhouse operations in Brazil. As these payments were material to the Company’s Consolidated Balance Sheet and Consolidated Statement of Cash Flows, the cash payments and acquisition of the redeemable noncontrolling interest were recognized as of December 25, 2016. See Note 13 - Redeemable Noncontrolling Interests for further information.

As of November 30, 2016 and December 25, 2016, the Brazil Real to U.S. dollar foreign exchange rate was 3.39 and 3.27, respectively. There were no other intervening events that would materially affect the Company’s consolidated financial position, results of operations or cash flows as of and for the fiscal year ended December 25, 2016.

Principles of Consolidation - All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates variable interest entities where it has been determined the Company is the primary beneficiary of those entities’ operations. The Company is a franchisor of 240 restaurants as of December 25, 2016, but does not possess any ownership interests in its franchisees and does not provide financial support to its franchisees. These franchise relationships are not deemed variable interest entities and are not consolidated.

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

Cash and Cash Equivalents - Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less. Cash and cash equivalents include $50.0 million and $60.7 million, as of December 25, 2016 and December 27, 2015, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

Concentrations of Credit and Counterparty Risk - Financial instruments that potentially subject the Company to a concentration of credit risk are vendor and other receivables. Vendor and other receivables consist primarily of amounts

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

due from vendor rebates and gift card resellers, respectively. The Company considers the concentration of credit risk for vendor and other receivables to be minimal due to the payment histories and general financial condition of its vendors and gift card resellers.

Financial instruments that potentially subject the Company to concentrations of counterparty risk are cash and cash equivalents, restricted cash and derivatives. The Company attempts to limit its counterparty risk by investing in certificates of deposit, money market funds, noninterest-bearing accounts and other highly rated investments. Whenever possible, the Company selects investment grade counterparties and rated money market funds in order mitigate its counterparty risk. At times, cash balances may be in excess of FDIC insurance limits. See Note 15 - Derivative Instruments and Hedging Activities for a discussion of the Company’s use of derivative instruments and management of credit risk inherent in derivative instruments.

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

Restricted Cash - The Company has both current and long-term restricted cash balances consisting of amounts: (i) pledged for payment of the PRP Mortgage loan, (ii) pledged for settlement of deferred compensation plan obligations and (iii) held in escrow for certain indemnifications associated with the sale of Roy’s.

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

Repair and maintenance costs that maintain the appearance and functionality of the restaurant, but do not extend the useful life of any restaurant asset are expensed as incurred. The Company suspends depreciation and amortization for assets held for sale. The cost and related accumulated depreciation of assets sold or disposed are removed from the Company’s Consolidated Balance Sheets, and any resulting gain or loss is generally recognized in Other restaurant operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company capitalizes direct and indirect internal costs associated with the acquisition, development, design and construction of Company-owned restaurant locations as these costs have a future benefit to the Company. Upon restaurant opening, these costs are depreciated and charged to depreciation and amortization expense. Internal costs of $7.6 million, $8.0 million and $8.7 million were capitalized during fiscal years 2016, 2015 and 2014, respectively.

For fiscal years 2016 and 2015, software development costs of $7.1 million and $4.8 million, respectively, were capitalized. As of December 25, 2016 and December 27, 2015, there was $24.4 million and $27.9 million, respectively, of unamortized software included in Property, fixtures and equipment in the Company’s Consolidated Balance Sheets.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company amortizes deferred financing fees to interest expense over the term of the respective financing arrangement, primarily using the effective interest method. The Company amortized deferred financing fees of $7.1 million, $2.9 million and $3.1 million to interest expense for fiscal years 2016, 2015 and 2014, respectively.

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

Insurance Reserves - The Company carries insurance programs with specific retention levels or high per-claim deductibles for a significant portion of expected losses under its workers’ compensation, general liability/liquor liability,

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

health, property and management liability insurance programs. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, the Company considers certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims, claim development history and settlement practices. Reserves recorded for workers’ compensation and general liability claims are discounted using the average of the one-year and five-year risk free rate of monetary assets that have comparable maturities.

Redeemable Noncontrolling Interests - The Company consolidates its Outback Steakhouse subsidiary in China, which has a noncontrolling interest that is permitted to deliver subsidiary shares in exchange for cash at a future date. The Company believes that it is probable that the noncontrolling interest will become redeemable.

The Redeemable noncontrolling interest is reported at its estimated redemption value measured as the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest adjusted for cumulative earnings or loss allocations. The resulting increases or decreases to fair value, if applicable, are recognized as adjustments to Retained earnings, or in the absence of Retained earnings, Additional paid-in capital. The redeemable noncontrolling interest is classified in Mezzanine equity in the Company’s Consolidated Balance Sheets.

Share Repurchase - Shares repurchased are retired. The par value of the repurchased shares is deducted from common stock and the excess of the purchase price over the par value of the shares is recorded to Accumulated deficit.

Revenue Recognition - The Company records food and beverage revenues, net of discounts, upon sale. Initial and developmental franchise fees are recognized as income once the Company has substantially performed all of its material obligations under the franchise agreement, which is generally upon the opening of the franchised restaurant. Continuing royalties, which are a percentage of net sales of the franchisee, are recognized as income when earned. Franchise-related revenues are included in Other revenues in the Company’s Consolidated Statements of Operations and Comprehensive Income, except for amounts received for national marketing, which are recorded as a reduction of Other restaurant operating expenses.

The Company defers revenue for gift cards, which do not have expiration dates, until redemption by the customer. Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. The Company also recognizes gift card breakage revenue for gift cards when the likelihood of redemption by the customer is remote, which the Company determined are those gift cards issued on or before three years prior to the balance sheet date. The Company recorded breakage revenue of $26.0 million, $22.9 million and $18.8 million for fiscal years 2016, 2015 and 2014, respectively. Breakage revenue is recorded as a component of Restaurant sales in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Gift card sales commissions paid to third-party providers are initially capitalized and subsequently recognized as Other restaurant operating expenses upon redemption of the associated gift card. Deferred expenses of $15.6 million and $16.1 million as of December 25, 2016 and December 27, 2015, respectively, were reflected in Other current assets, net in the Company’s Consolidated Balance Sheets. Gift card sales that are accompanied by a bonus gift card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale. Revenue is recorded when the bonus card is redeemed at the estimated fair market value of the bonus card.

The Company maintains a customer loyalty program, Dine Rewards, in the U.S., where customers have the ability to earn a reward after a number of qualified visits. The Company has developed an estimated value of the partial reward earned from each qualified visit based on historical data. The estimated value of the partial reward is recorded as deferred revenue. Each reward has a maximum value and must be redeemed within three months of earning such reward. The revenue associated with the fair value of the qualified visit is recognized upon the earlier of redemption or expiration of the reward. Deferred revenue related to the loyalty program was $4.2 million and $0.8 million as of December 25, 2016 and December 27, 2015, respectively.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and reports revenue net of taxes in its Consolidated Statements of Operations and Comprehensive Income.

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

Advertising Costs - Advertising production costs are expensed in the period when the advertising first occurs. All other advertising costs are expensed in the period in which the costs are incurred. Advertising expense of $160.8 million, $161.6 million and $191.1 million for fiscal years 2016, 2015 and 2014, respectively, was recorded in Other restaurant operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Legal Costs - Settlement costs are accrued when they are deemed probable and reasonably estimable. Legal fees are recognized as incurred and are reported in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Research and Development Expenses (“R&D”) - R&D is expensed as incurred in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income. R&D primarily consists of payroll and benefit costs. R&D was $5.2 million, $6.5 million and $5.8 million for fiscal years 2016, 2015 and 2014, respectively.

Partner Compensation - In additional to salary, the Restaurant Managing Partner of each Company-owned U.S. restaurant and the Chef Partner of each Fleming’s Prime Steakhouse & Wine Bar, as well as Area Operating Partners, generally receive performance-based bonuses for providing management and supervisory services to their restaurants, certain of which may be based on a percentage of their associated restaurants’ monthly operating results or distributable cash flows (“Monthly Payments”). The expense associated with the Monthly Payments for Restaurant Managing Partners and Chef Partners is included in Labor and other related expenses, and the expense associated with the Monthly Payments for Area Operating Partners is included in General and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Restaurant Managing Partners and Chef Partners in the U.S. that are eligible to participate in a deferred compensation program receive an unsecured promise of a cash contribution to their account (see Note 5 - Stock-based and Deferred Compensation Plans). Also, on the fifth anniversary of the opening of each new U.S. Company-owned restaurant, the Area Operating Partner supervising the restaurant during the first five years of operation receives an additional performance-based bonus.

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

Foreign Currency Translation and Transactions - For non-U.S. operations, the functional currency is the local currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date with the translation adjustments recorded in Accumulated other comprehensive loss in the Company’s Consolidated Statements of Changes in Stockholders’ Equity. Results of operations are translated using the average exchange rates for the reporting period.

The Company recorded foreign currency exchange transaction losses of $1.3 million, $1.2 million and $0.7 million for fiscal years 2016, 2015 and 2014, respectively. Foreign currency exchange transaction losses are recorded in General and administrative in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Liabilities for unrecognized tax benefits, including penalties and interest, are recorded in Accrued and other current liabilities and Other long-term liabilities on the Company’s Consolidated Balance Sheets.

Recently Adopted Financial Accounting Standards - In August 2014, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2014-15: “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”). ASU No. 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The adoption of ASU No. 2014-15 on December 25, 2016 did not have an impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Financial Accounting Standards Not Yet Adopted - In January 2017, the FASB issued ASU No. 2017-04, “ Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU No. 2017-04”).
ASU No. 2017-04 eliminates the second step of goodwill impairment, which requires a hypothetical purchase price allocation. Under ASU No. 2017-14, goodwill impairment will be calculated as the amount a reporting unit’s carrying value exceeds its calculated fair value. ASU No. 2017-04 will be applied prospectively and is effective for the Company in fiscal year 2020, with early adoption permitted. The Company does not expect the adoption of ASU No. 2017-04 to have a material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations - Clarifying the Definition of a Business,” (“ASU No. 2017-01”). ASU No. 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects various areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU No. 2017-01 is effective for the Company in fiscal year 2018 and is not expected to have an impact on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash” (“ASU No. 2016-18”). ASU No. 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents, which should now be included with cash and cash equivalents when reconciling the beginning and ending cash amounts shown on the Statements of Cash Flows. ASU No. 2016-18 will be effective for the Company in fiscal year 2018, with early adoption permitted. Other than the change in presentation of restricted cash within the Statement of Cash Flows, the adoption of ASU No. 2016-18 is not expected to have an impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”), which provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. ASU No. 2016-15 will be effective for the Company in fiscal year 2018, and early adoption is permitted. The Company does not expect ASU No. 2016-15 to have a material impact on its Consolidated Financial Statements.

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

Currently, the Company recognizes excess tax benefits for stock compensation in the Statement of Stockholder’s Equity when the benefits are realized (on a with and without basis). Upon adoption of ASU No. 2016-09, excess tax benefits related to stock compensation will be recorded through the Statement of Operations and Comprehensive Income. Excess tax benefits of approximately $14.0 million to $15.0 million will be recorded as a cumulative effect adjustment to equity in fiscal year 2017.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The impact of adopting ASU No. 2016-09 will depend on the difference between the market price of the Company’s stock between the grant dates and subsequent vesting dates of share-based awards, and this impact could be positive or negative depending on how the Company’s stock price fluctuates.

In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” (“ASU No. 2016-02”). ASU No. 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU No. 2016-02 is effective for the Company in fiscal year 2019 and must be adopted using a modified retrospective approach. The Company is currently evaluating the impact the adoption of ASU No. 2016-02 will have on its Consolidated Financial Statements.

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

While the Company continues to assess all potential impacts of the standard, it currently believes the most significant impact relates to accounting for breakage and advertising fees charged to franchisees. Under the new standard, the Company expects to recognize breakage proportional to actual gift card redemptions. Advertising fees charged to franchisees, which are currently recorded as a reduction to Other restaurant operating expenses, will be recognized as Other revenue. In addition, initial franchise fees will be recognized over the term of the franchise agreement, which is not expected to have a material impact on the Consolidated Financial Statements.

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

	FINANCIAL STATMENT LINE ITEM IMPACT	IMPACT BY PERIOD			CUMULATIVE ADJUSTMENT
		FISCAL YEAR
(dollars in thousands)		2013	2014	2015
Mezzanine equity:
Allocation of CTA to redeemable noncontrolling interests	Redeemable noncontrolling interests	$(1,762)	$(2,677)	$(4,793)	$(9,232)
Adjustment for the change in the redemption value of redeemable interests	Redeemable noncontrolling interests	1,715	1,824	5,132	8,671
Net impact to Mezzanine equity		$(47)	$(853)	$339	$(561)

Bloomin’ Brands stockholders’ equity:
Allocation of CTA to redeemable noncontrolling interests	Accumulated other comprehensive loss	$1,762	$2,677	$4,793	$9,232
Adjustment for the change in the redemption value of redeemable interests	Additional paid-in capital	(1,715)	(1,824)	(5,132)	(8,671)
Net impact to Bloomin’ Brands stockholders’ equity		$47	$853	$(339)	$561

Other comprehensive income (loss):
Allocation of CTA to redeemable noncontrolling interests	Comprehensive income attributable to Bloomin’ Brands	$1,762	$2,677	$4,793	$9,232
Allocation of CTA to redeemable noncontrolling interests	Comprehensive (loss) income attributable to noncontrolling interests	(1,762)	(2,677)	(4,793)	(9,232)
Net impact to Other comprehensive income		$—	$—	$—	$—

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period. These reclassifications had no effect on previously reported net income.

3.     Impairments, Disposals and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Impairment losses
U.S.	$57,464	$27,408	$13,822
International	41,599	—	12,690
Corporate	—	746	10,559
Total impairment losses	$99,063	$28,154	$37,071
Restaurant closure expenses
U.S.	$5,596	$2,460	$7,334
International	(32)	6,053	7,676
Total restaurant closure expenses	$5,564	$8,513	$15,010
Provision for impaired assets and restaurant closings	$104,627	$36,667	$52,081

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Closure Initiative and Restructuring Costs - Following is a summary of expenses, related to the 2017 Closure Initiative, Bonefish Restructuring and International and Domestic Restaurant Closure Initiatives (“Closure Initiatives”), recognized in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Impairment, facility closure and other expenses
2017 Closure Initiative (1)	$46,500	$—	$—
Bonefish Restructuring	4,859	24,204	—
International Restaurant Closure Initiative (2)	—	6,041	19,738
Domestic Restaurant Closure Initiative (3)	—	1,602	5,972
Provision for impaired assets and restaurant closings	$51,359	$31,847	$25,710
Severance and other expenses
Bonefish Restructuring	$601	$143	$—
International Restaurant Closure Initiative (2)	—	1,715	3,007
Domestic Restaurant Closure Initiative (3)	—	—	1,035
General and administrative	$601	$1,858	$4,042
Reversal of deferred rent liability
2017 Closure Initiative (1)	$(3,271)	$—	$—
Bonefish Restructuring	(3,410)	—	—
International Restaurant Closure Initiative (2)	—	(198)	(833)
Domestic Restaurant Closure Initiative (3)	—	—	(2,078)
Other restaurant operating	$(6,681)	$(198)	$(2,911)
	$45,279	$33,507	$26,841
________________

(1)	Includes pre-tax asset impairments of $45.6 million within the U.S. segment and $0.9 million within the International segment.

(2)	During 2014, the Company decided to close 36 underperforming international locations, primarily in South Korea (the “International Restaurant Closure Initiative”).

(3)	During 2013, the Company decided to close 22 underperforming domestic locations (the “Domestic Restaurant Closure Initiative”).

2017 Closure Initiative - On February 15, 2017, the Company decided to close 43 underperforming restaurants (the “2017 Closure Initiative”). Most of these restaurants will close in 2017, with the balance closing as leases and certain operating covenants expire or are amended or waived. In connection with the 2017 Closure Initiative, the Company reassessed the future undiscounted cash flows of the impacted restaurants and determined the undiscounted cash flows would not recover the value of the impacted restaurants. As a result, the Company estimated the fair value of the impacted restaurants and recognized pre-tax asset impairments of $46.5 million during fiscal year 2016, which includes three restaurants that closed in the fourth quarter.

Bonefish Restructuring - On February 12, 2016, the Company decided to close 14 Bonefish restaurants (“Bonefish Restructuring”). The Company expects to substantially complete these restaurant closings through the first quarter of 2019. In connection with the Bonefish Restructuring, the Company reassessed the future undiscounted cash flows of the impacted restaurants, and as a result, the Company recognized pre-tax asset impairments during fiscal year 2015, within the U.S. segment.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cumulative Closure Initiative and Restructuring Costs - Following is a summary of cumulative expenses related to the Closure Initiatives incurred through December 25, 2016 (dollars in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	CLOSURE INITIATIVES AND RESTRUCTURING
		2017	BONEFISH	INTERNATIONAL	DOMESTIC	TOTAL
Impairments, facility closure and other expenses	Provision for impaired assets and restaurant closings	$46,500	$29,063	$25,779	$26,269	$127,611
Severance and other expenses	General and administrative	—	744	4,722	1,035	6,501
Reversal of deferred rent liability	Other restaurant operating	(3,271)	(3,410)	(1,031)	(2,078)	(9,790)
		$43,229	$26,397	$29,470	$25,226	$124,322

Projected Future Expenses and Cash Expenditures - The Company currently expects to incur additional charges for the 2017 Closure Initiative and Bonefish Grill Restructuring over the next three years, including costs associated with lease obligations, employee terminations and other closure-related obligations. Following is a summary of estimated pre-tax expense by type:

Estimated future expense (dollars in millions)	2017 CLOSURE INITIATIVE			BONEFISH GRILL RESTRUCTURING
Lease related liabilities, net of subleases	$17.0	to	$19.0	$2.2	to	$5.2
Employee severance and other obligations	$2.5	to	$4.5	$0.3	to	$1.0
Total estimated future expense	$19.5	to	$23.5	$2.5	to	$6.2

Total estimated future cash expenditures (dollars in millions)	$31.5		$37.0	$10.1	to	$12.5

Total future undiscounted cash expenditures for the 2017 Closures Initiative and Bonefish Grill Restructuring, primarily related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029 and October 2024, respectively.

Accrued Facility Closure and Other Cost Rollforward - The following table summarizes the Company’s accrual activity related to facility closure and other costs during fiscal years 2016 and 2015:

(dollars in thousands)	2016	2015
Beginning of the year	$5,699	$11,000
Charges	6,845	10,358
Cash payments	(4,706)	(13,814)
Adjustments	(1,281)	(1,845)
End of the year (1)	$6,557	$5,699
________________

(1)
The Company had exit-related accruals of $2.6 million and $2.0 million, recorded in Accrued and other current liabilities and $4.0 million and $3.7 million, recorded in Other long-term liabilities, net, as of December 25, 2016 and December 27, 2015, respectively.

Outback Steakhouse South Korea - On July 25, 2016, the Company completed the sale of its Outback Steakhouse subsidiary in South Korea (“Outback Steakhouse South Korea”) for a purchase price of $50.0 million, in cash. In the second quarter of 2016, the Company recognized an impairment charge of $39.6 million, including costs to sell of $3.3 million, within the International segment. The Company also recognized tax expense of $2.4 million for fiscal year 2016 with respect to undistributed earnings in South Korea that were previously considered to be permanently reinvested.

During the third quarter of 2016, the Company recognized a gain on the sale of Outback Steakhouse South Korea of

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$2.1 million within Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income, primarily due to a change in foreign currency exchange rates subsequent to the Company’s second fiscal quarter. After completion of the sale, the Company’s restaurant locations in South Korea are operated as franchises.

Following are the components of Outback Steakhouse South Korea included in the Consolidated Statements of Operations and Comprehensive Income for the following periods:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Restaurant sales	$90,455	$171,649	$238,802
(Loss) income before income taxes (1)	$(32,348)	$3,284	$(12,955)
________________

(1)	Includes impairment charges of $39.6 million for Assets held for sale and a gain of $2.1 million on the sale of Outback Steakhouse South Korea for fiscal year 2016.

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

Following are the components of Roy’s included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the following periods:

	FISCAL YEAR
(dollars in thousands)	2015	2014
Restaurant sales	$5,729	$68,575
Loss before income taxes (1)(2)	$(831)	$(13,612)
________________

(1)	Loss before income taxes includes loss on sale of $0.9 million in fiscal year 2015.

(2)	Loss before income taxes includes impairment charges of $13.4 million in fiscal year 2014, which was recorded within the U.S. segment.

Other Disposals - During 2016, the Company recognized impairment charges of $3.5 million for its Puerto Rico subsidiary, within the U.S. segment.

During 2014, the Company decided to sell both of its corporate airplanes. In connection with this decision, the Company recognized pre-tax asset impairment charges of $0.7 million and $10.6 million in fiscal years 2015 and 2014, respectively.

The remaining restaurant impairment and closing charges resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for relocation or closure.

4.         Earnings Per Share

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the computation of basic and diluted earnings per share:

	FISCAL YEAR
(in thousands, except per share amounts)	2016	2015	2014
Net income attributable to Bloomin’ Brands	$41,748	$127,327	$91,090

Basic weighted average common shares outstanding	111,381	122,352	125,139

Effect of diluted securities:
Stock options	2,659	2,992	3,079
Nonvested restricted stock and restricted stock units	260	216	91
Nonvested performance-based share units	11	25	8
Diluted weighted average common shares outstanding	114,311	125,585	128,317

Basic earnings per share	$0.37	$1.04	$0.73
Diluted earnings per share	$0.37	$1.01	$0.71

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows:

	FISCAL YEAR
(shares in thousands)	2016	2015	2014
Stock options	5,151	2,670	3,090
Nonvested restricted stock and restricted stock units	219	27	206
Nonvested performance-based share units	92	—	—

5.           Stock-based and Deferred Compensation Plans

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

As of December 25, 2016, the maximum number of shares of common stock available for issuance pursuant to the 2016 Incentive Plan was 6,127,810.

The Company recognized stock-based compensation expense as follows:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Stock options	$11,926	$10,041	$11,946
Restricted stock and restricted stock units	9,275	6,758	3,857
Performance-based share units	1,393	3,596	1,190
	$22,594	$20,395	$16,993

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

The following table presents a summary of the Company’s stock option activity for fiscal year 2016:

(in thousands, except exercise price and contractual life)	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 27, 2015	9,718	$12.99	5.6	$59,427
Granted	3,164	17.58
Exercised	(1,090)	8.26
Forfeited or expired	(808)	20.32
Outstanding as of December 25, 2016	10,984	$14.24	5.8	$58,231
Vested and expected to vest as of December 25, 2016	10,908	$14.20	5.8	$58,176
Exercisable as of December 25, 2016	6,640	$10.77	3.9	$55,659

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows for the periods indicated:

	FISCAL YEAR
	2016	2015	2014
Assumptions:
Weighted-average risk-free interest rate (1)	1.32%	1.64%	1.82%
Dividend yield (2)	1.59%	1.00%	—%
Expected term (3)	6.1 years	6.3 years	6.3 years
Weighted-average volatility (4)	35.2%	43.4%	48.4%

Weighted-average grant date fair value per option	$5.28	$10.11	$11.37
________________

(1)	Risk-free rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)
Expected term represents the period of time that the options are expected to be outstanding. The simplified method of estimating the expected term is used since the Company does not have significant historical exercise experience for its stock options.

(4)	Volatility is based on the historical volatilities of the Company’s stock and the stock of comparable peer companies.

The following represents stock option compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Intrinsic value of options exercised	$10,792	$11,843	$19,474
Excess tax benefits for tax deductions related to the exercise of stock options	$2,146	$702	$2,405
Cash received from option exercises, net of tax withholding	$8,998	$7,440	$9,540
Fair value of stock options vested	$19,431	$26,643	$36,614
Tax benefits for stock option compensation expense	$4,177	$4,594	$7,576

Unrecognized stock option expense	$20,684
Remaining weighted-average vesting period	2.3 years

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Stock and Restricted Stock Units - Restricted stock and restricted stock units generally vest and become exercisable in an equal number of shares each year. Restricted stock and restricted stock units issued to members of the Board of Directors (the “Board”) and employees vest over a period of three years and four years, respectively. Following is a summary of the Company’s restricted stock and restricted stock unit activity for fiscal year 2016:

(shares in thousands)	NUMBER OF RESTRICTED STOCK & RESTRICTED STOCK UNIT AWARDS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding as of December 27, 2015	1,145	$21.48
Granted	1,058	16.38
Vested	(370)	20.98
Forfeited	(239)	19.18
Outstanding as of December 25, 2016	1,594	$18.55

The following represents restricted stock and restricted stock unit compensation information as of December 25, 2016:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Fair value of restricted stock vested	$7,752	$5,339	$2,680
Tax benefits for restricted stock compensation expense	$2,513	$2,303	$1,298

Unrecognized restricted stock expense	$21,870
Remaining weighted-average vesting period	2.7 years

Performance-based Share Units - Beginning in 2013, the Company granted performance-based share units (“PSUs”) to certain employees. Typically, the PSUs vest in an equal number of shares over four years for awards granted prior to 2016, and in fiscal 2016, the Company granted performance-based share units that vest after three years. The number of units that vest is determined for each year based on the achievement of certain Company performance criteria as set forth in the award agreement and may range from zero to 200% of the annual target grant. The PSUs are settled in shares of common stock, with holders receiving one share of common stock for each performance-based share unit that vests. The fair value of PSUs is based on the closing price of the Company’s common stock on the grant date. Compensation expense for PSUs is recognized over the vesting period when it is probable the performance criteria will be achieved.

As of December 25, 2016, the following PSU programs were in progress:

		TARGET NO. OF PSUs REMAINING TO GRANT (1) (shares in thousands)	MAXIMUM PAYOUT (AS A % OF TARGET NO. OF PSUs) (2)
AWARD DATE	PROGRAM
2/27/2014	2014 Program	40	200%
2/26/2015	2015 Program	98	200%
10/1/2015	2015 International Program	19	100%
		157
________________

(1)
Represents target PSUs awarded under each of the identified programs that have not been granted for accounting purposes. The PSUs issued 2015 and prior do not result in the recognition of stock-based compensation expense until the performance target has been set by the Board as of the beginning of each fiscal year. There is no effect of these PSUs on the Company’s basic or diluted shares outstanding.

(2)	Assumes achievement of target threshold of the Adjusted EPS goal for the Company for the 2014 Program and 2015 Program.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a summary of the Company’s PSU activity for fiscal year 2016:

(shares in thousands)	PERFORMANCE-BASED SHARE UNITS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding as of December 27, 2015	166	$24.11
Granted (1)	352	16.17
Vested	(145)	25.05
Forfeited	(61)	19.48
Outstanding as of December 25, 2016	312	$16.26
________________

(1)	Share unit amounts include the number of PSUs at the target threshold in the current period grant and additional shares earned above target due to exceeding prior period performance criteria.

The following represents PSU compensation information as of December 25, 2016:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Tax benefits for PSU compensation expense	$910	$636	$26
Unrecognized PSU expense	$2,668
Remaining weighted-average vesting period	1.5 years

Deferred Compensation Plans

Restaurant Managing Partners and Chef Partners - Restaurant Managing Partners and Chef Partners are eligible to participate in deferred compensation programs. The Company invests in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of the obligations under the deferred compensation plans. The deferred compensation obligation due to Restaurant Managing and Chef Partners was $113.0 million and $133.2 million as of December 25, 2016 and December 27, 2015, respectively. The unfunded obligation for Restaurant Managing and Chef Partners’ deferred compensation was $50.6 million and $74.0 million as of December 25, 2016 and December 27, 2015, respectively.

Other Benefit Plans

401(k) Plan - The Company has a qualified defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company incurred contribution costs of $3.2 million, $3.7 million and $1.1 million for the 401(k) Plan for fiscal years 2016, 2015 and 2014, respectively.

Deferred Compensation Plan - The Company provides a deferred compensation plan for its highly compensated employees who are not eligible to participate in the 401(k) Plan. The deferred compensation plan allows these employees to contribute a percentage of their base salary and cash bonus on a pre-tax basis. The deferred compensation plan is unfunded and unsecured.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           Other Current Assets, Net

Other current assets, net, consisted of the following:

(dollars in thousands)	DECEMBER 25, 2016	DECEMBER 27, 2015
Prepaid expenses	$35,298	$30,373
Accounts receivable - gift cards, net	102,664	115,926
Accounts receivable - vendors, net	10,107	10,310
Accounts receivable - franchisees, net	1,677	1,149
Accounts receivable - other, net	20,497	21,158
Assets held for sale	1,331	784
Other current assets, net	18,652	19,131
	$190,226	$198,831

7.     Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following:

(dollars in thousands)	DECEMBER 25, 2016	DECEMBER 27, 2015
Land	$114,375	$256,906
Buildings and building improvements	726,418	1,043,699
Furniture and fixtures	383,758	392,849
Equipment	550,598	543,842
Leasehold improvements	492,465	492,628
Construction in progress	47,332	23,842
Less: accumulated depreciation	(1,077,798)	(1,159,306)
	$1,237,148	$1,594,460

Sale-leaseback Transactions - During 2016, the Company entered into sale-leaseback transactions with third-parties in which it sold 153 restaurant properties at fair market value for gross proceeds of $541.9 million. In connection with the sale-leaseback transactions, the Company recorded a deferred gain of $163.4 million, which are amortized to Other restaurant operating expense in the Consolidated Statements of Operations and Comprehensive Income over the initial term of each lease, ranging from 15 to 20 years.

In the fourth quarter of 2016, the Company sold six restaurant properties to third parties for aggregate proceeds of $18.5 million. The sale of the properties does not qualify for sale-leaseback accounting and the book value of the buildings and land will remain on the Company’s Consolidated Balance Sheet. See Note 11 - Long-term Debt, Net and Note 18 - Commitments and Contingencies for additional details regarding the financing obligation.

Leased Properties - As of December 25, 2016, the Company leased $16.3 million and $23.4 million, respectively, of certain land and buildings to third parties. Accumulated depreciation related to the leased building assets of $7.5 million is included in Property, fixtures and equipment as of December 25, 2016.

Depreciation and repair and maintenance expense is as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Depreciation expense	$183,049	$178,855	$177,504
Repair and maintenance expense	108,940	107,960	108,392

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.     Goodwill and Intangible Assets, Net

Goodwill - The following table is a rollforward of goodwill:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 28, 2014	$172,711	$168,829	$341,540
Translation adjustments	—	(40,679)	(40,679)
Balance as of December 27, 2015	$172,711	$128,150	$300,861
Translation adjustments	—	11,382	11,382
Divestiture of Outback Steakhouse South Korea	—	(1,901)	(1,901)
Transfer to Assets held for sale	(287)	—	(287)
Balance as of December 25, 2016	$172,424	$137,631	$310,055

The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated:

	DECEMBER 25, 2016		DECEMBER 27, 2015		DECEMBER 28, 2014
(dollars in thousands)	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS
U.S.	$840,594	$(668,170)	$840,881	$(668,170)	$840,881	$(668,170)
International	254,097	(116,466)	244,616	(116,466)	285,295	(116,466)
Total goodwill	$1,094,691	$(784,636)	$1,085,497	$(784,636)	$1,126,176	$(784,636)

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets each year during the second quarter. As a result of this assessment, the Company did not record any goodwill asset impairment charges during fiscal years 2016, 2015 or 2014.

Intangible Assets, net - Intangible assets, net, consisted of the following as of December 25, 2016 and December 27, 2015:

	WEIGHTED AVERAGE AMORTIZATION PERIOD (IN YEARS)	DECEMBER 25, 2016			DECEMBER 27, 2015
(dollars in thousands)		GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE	GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Trade names	Indefinite	$414,041		$414,041	$414,000		$414,000
Trademarks	12	81,381	$(36,400)	44,981	82,131	$(32,662)	49,469
Favorable leases	10	73,665	(41,258)	32,407	80,909	(42,882)	38,027
Franchise agreements	4	14,881	(10,922)	3,959	14,881	(9,777)	5,104
Reacquired franchise rights	11	53,045	(13,091)	39,954	46,447	(7,745)	38,702
Other intangibles	3	9,099	(8,918)	181	9,099	(7,564)	1,535
Total intangible assets (1)	10	$646,112	$(110,589)	$535,523	$647,467	$(100,630)	$546,837
________________

(1)	The Company recorded $0.6 million of intangible asset impairment charges during fiscal year 2016, within the International segment.

The Company did not record any indefinite-lived intangible asset impairment charges during fiscal years 2016, 2015 or 2014.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Definite-lived intangible assets are amortized on a straight-line basis. The following table presents the aggregate expense related to the amortization of the Company’s trademarks, favorable leases, franchise agreements, reacquired franchise rights and other intangibles:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Amortization expense (1)	$15,666	$16,852	$19,807
________________

(1)	Amortization expense is recorded in Depreciation and amortization and Other restaurant operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The following table presents expected annual amortization of intangible assets as of December 25, 2016:

(dollars in thousands)
2017	$13,581
2018	13,095
2019	12,763
2020	11,349
2021	10,110

9.           Other Assets, Net

Other assets, net, consisted of the following:

(dollars in thousands)	DECEMBER 25, 2016	DECEMBER 27, 2015
Company-owned life insurance	$74,629	$68,950
Deferred financing fees (1)	2,632	3,730
Liquor licenses	27,515	27,869
Other assets	24,370	47,322
	$129,146	$147,871
________________

(1)	Net of accumulated amortization of $3.3 million and $2.2 million as of December 25, 2016 and December 27, 2015, respectively.

10.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

(dollars in thousands)	DECEMBER 25, 2016	DECEMBER 27, 2015
Accrued payroll and other compensation	$81,981	$95,994
Accrued insurance	23,533	20,824
Other current liabilities	98,901	89,793
	$204,415	$206,611

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.           Long-term Debt, Net

Following is a summary of outstanding long-term debt:

	DECEMBER 25, 2016		DECEMBER 27, 2015
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$258,750	2.63%	$277,500	2.26%
Term loan A-1	140,625	2.70%	150,000	2.34%
Revolving credit facility (1) (2)	622,000	2.67%	432,000	2.29%
Total Senior Secured Credit Facility	1,021,375		859,500
PRP Mortgage Loan (2)	47,202	3.21%	—	—%
2012 CMBS loan:
First mortgage loan (1)	—	—%	289,588	4.13%
First mezzanine loan	—	—%	84,028	9.00%
Second mezzanine loan	—	—%	85,353	11.25%
Total 2012 CMBS loan	—		458,969
Financing obligations	19,595	7.45% to 7.60%	1,361	7.60%
Capital lease obligations	2,364		2,632
Other notes payable	1,776	0.00% to 7.00%	931	0.73% to 7.00%
Less: unamortized debt discount and issuance costs	(2,827)		(6,529)
Total debt, net	1,089,485		1,316,864
Less: current portion of long-term debt, net	(35,079)		(31,853)
Long-term debt, net	$1,054,406		$1,285,011
________________

(1)	Represents the weighted-average interest rate for the respective period.

(2)	Subsequent to December 25, 2016, the Company made payments of $19.2 million on its PRP Mortgage Loan.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

1.0% (the “Base Rate”). The Eurocurrency Rate option is the seven, 30, 60, 90 or 180-day Eurocurrency rate (“Eurocurrency Rate”). The interest rates are as follows:

	BASE RATE ELECTION	EUROCURRENCY RATE ELECTION
Term loan A, Term loan A-1 and revolving credit facility	75 to 125 basis points over Base Rate	175 to 225 basis points over the Eurocurrency Rate

Fees on letters of credit and the daily unused availability under the revolving credit facility as of December 25, 2016, were 2.13% and 0.30%, respectively. As of December 25, 2016, $27.8 million of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing.

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
The proceeds of the PRP Mortgage Loan were used, together with borrowings under the Company’s revolving credit facility, to prepay a portion, and fully defease the remainder, of the 2012 CMBS loan. In connection with the defeasance, the Company recognized a loss of $26.6 million during the fiscal year ended December 25, 2016. Following the defeasance of the 2012 CMBS loan, $19.3 million of restricted cash was released.
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

Financing Obligation - In the fourth quarter of 2016, the Company sold six restaurant properties to third parties for aggregate proceeds of $18.5 million and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 20 years. As the Company had continuing involvement in these restaurant properties, the sale of the properties does not qualify for sale-leaseback accounting. As a result, the aggregate proceeds have been recorded as a financing obligation and the assets related to the sold and leased restaurant properties remain on the Company’s Consolidated Balance Sheet and continue to be depreciated. As such, the lease payments are recognized as interest expense. See Note 18 - Commitments and Contingencies for additional details regarding the financing obligation.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

amortization and certain other adjustments). The TNLR may not exceed a level set at 5.00 to 1.00 through fiscal 2017, with a step down to a maximum level of 4.75 to 1.00 in fiscal 2018 and thereafter.
The Fifth Amendment to the Credit Agreement permits regular quarterly dividend payments, subject to certain restrictions.
As of December 25, 2016 and December 27, 2015, the Company was in compliance with its debt covenants.
Loss on Defeasance, Extinguishment and Modification of Debt - Following is a summary of loss on defeasance, extinguishment and modification of debt recorded in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Defeasance of 2012 CMBS Loan (1)	$26,580	$—	$—
Modification of PRP Mortgage Loan (2)	418	—	—
Refinancing of Senior Secured Credit Facility (3)	—	2,956	11,092
Loss on defeasance, extinguishment and modification of debt	$26,998	$2,956	$11,092
________________

(1)
The loss was comprised of a penalty of $23.2 million, write-offs of $1.7 million and $1.1 million of deferred financing fees and unamortized debt discount, respectively, and third-party financing costs of $0.6 million.

(2)	The loss was comprised of third-party financing costs.

(3)
Losses were comprised of write-offs of $1.4 million and $5.5 million of deferred financing fees and $1.2 million and $4.9 million of unamortized debt discount for fiscal years 2015 and 2014, respectively. Losses also included third-party financing costs of $0.3 million in fiscal year 2015 and a prepayment penalty of $0.7 million in fiscal year 2014.

Deferred financing fees - The Company deferred $5.8 million and $2.0 million of financing costs incurred in connection with the PRP Mortgage Loan and related amendment and Credit Agreement amendments in fiscal years 2016 and 2015, respectively. Deferred financing fees of $1.3 million incurred in connection with the modification of the revolving credit facility were recorded in Other assets, net in fiscal year 2015. All other deferred financing fees were recorded in Long-term debt, net.

Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of December 25, 2016:

(dollars in thousands)	DECEMBER 25, 2016
Year 1	$35,079
Year 2	76,086
Year 3	957,701
Year 4	484
Year 5	483
Thereafter	19,652
Total	$1,089,485

The following is a summary of required amortization payments for Term loan A and Term loan A-1 (dollars in thousands):

SCHEDULED QUARTERLY PAYMENT DATES	TERM LOAN A	TERM LOAN A-1
March 31, 2017 through June 30, 2018	$5,625	$2,813
September 30, 2018 through March 31, 2019	$7,500	$3,750

The Credit Agreement contains mandatory prepayment requirements for Term loan A and Term loan A-1. The Company

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

is required to prepay outstanding amounts under its Term loan A and Term loan A-1 with 50% of its annual excess cash flow, as defined in the Credit Agreement. The amount of outstanding Term loan A and Term loan A-1 required to be prepaid in accordance with the debt covenants may vary based on the Company’s leverage ratio and year end results. Other than the required minimum amortization premiums of $33.8 million, the Company does not anticipate any other payments will be required through December 31, 2017.

12.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following:

(dollars in thousands)	DECEMBER 25, 2016	DECEMBER 27, 2015
Accrued insurance liability	$39,260	$40,649
Unfavorable leases (1)	41,778	45,375
Chef and Restaurant Managing Partner deferred compensation obligations and deposits	102,768	134,470
Other long-term liabilities	35,224	41,014
	$219,030	$261,508
_______________

(1)	Net of accumulated amortization of $32.6 million and $29.8 million as of December 25, 2016 and December 27, 2015, respectively.

13.           Redeemable Noncontrolling Interests

Brazil Redeemable Noncontrolling Interests - In 2013, the Company, through its wholly-owned subsidiary, Outback Steakhouse Restaurantes Brasil S.A. (“OB Brasil”), completed the acquisition of a controlling interest in PGS Consultoria e Serviços Ltda. (the“Brazil Joint Venture”). As a result of the acquisition, the Company had a 90% interest and the former equity holders of PGS Participações Ltda, the Company’s joint venture partner (“Former Equity Holders”), retained a noncontrolling interest of 10% in the Brazil Joint Venture. The purchase agreement provided the Former Equity Holders with options to sell their remaining interests to OB Brasil and provided OB Brasil with options to purchase such remaining interests (the “Options”), in various amounts and at various times through 2018, subject to acceleration in certain circumstances. The Options were embedded features within the noncontrolling interest and were classified within the Company’s Consolidated Balance Sheets as Redeemable noncontrolling interests.

In 2016 and 2015, the Former Equity Holders exercised Options to sell their interests in the Brazil Joint Venture to the Company for total cash consideration of $27.3 million and $0.9 million, respectively. These transactions resulted in a reduction of $29.4 million and $0.6 million of Mezzanine equity and an increase of $2.1 million and $0.3 million of Additional paid-in capital during fiscal years 2016 and 2015, respectively. As a result of the exercise of the Options, the Company owns 100% of the Brazil Joint Venture as of December 25, 2016.

In connection with the acquisition of the remaining interests in the Brazil Joint Venture, the Company recognized a cumulative translation adjustment of $9.6 million, which resulted in an increase to Additional paid-in capital and a decrease to Accumulated other comprehensive loss during fiscal year 2016.

China Redeemable Noncontrolling Interests - The Company also consolidates a subsidiary in China, which has noncontrolling interests that are permitted to deliver subsidiary shares in exchange for cash at a future date.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Rollforward of Redeemable Noncontrolling Interests - The following table presents a rollforward of Redeemable noncontrolling interests for fiscal years 2016 and 2015:

	FISCAL YEAR
(dollars in thousands)	2016	2015
Balance, beginning of period	$23,526	$24,733
Change in redemption value of Redeemable noncontrolling interests	2,024	2,877
Net income attributable to Redeemable noncontrolling interests	977	1,005
Foreign currency translation attributable to Redeemable noncontrolling interests	3,451	(3,944)
Purchase of Redeemable noncontrolling interests	(29,431)	(584)
Out-of period adjustment - foreign currency translation attributable to Redeemable noncontrolling interests (1)	—	(9,232)
Out-of period adjustment - change in redemption value of Redeemable noncontrolling interests (1)	—	8,671
Balance, end of period	$547	$23,526
________________

(1)
In the third quarter of 2015, the Company identified and corrected errors in accounting for the allocation of foreign currency translation adjustments to Redeemable noncontrolling interests and fair value adjustments for Redeemable noncontrolling interests.

14.         Stockholders’ Equity

Share Repurchases - The following table presents a summary of the Company’s share repurchase programs for 2014, 2015 and 2016 (dollars in thousands):

SHARE REPURCHASE PROGRAM	BOARD APPROVAL DATE	AUTHORIZED	REPURCHASED	CANCELED	REMAINING
2014	December 12, 2014	$100,000	$100,000	$—	$—
2015	August 3, 2015	$100,000	$69,999	$30,001	$—
2016	February 12, 2016	$250,000	$139,892	$110,108	$—
July 2016 (1)	July 26, 2016	$300,000	$169,995	$—	$130,005
________________

(1)	In January 2017, the Company repurchased 1.1 million shares of its common stock for $20.0 million under a Rule 10b5-1 plan. The July 2016 Share Repurchase Program will expire on January 26, 2018.

Following is a summary of the shares repurchased under the Company’s share repurchase programs:

	NUMBER OF SHARES (in thousands)		AVERAGE REPURCHASE PRICE PER SHARE		AMOUNT (dollars in thousands)
	2016	2015	2016	2015	2016	2015
First fiscal quarter	4,399	2,759	$17.05	$25.37	$75,000	$70,000
Second fiscal quarter	3,376	1,370	$19.22	$21.90	64,892	30,000
Third fiscal quarter	7,056	2,914	$19.13	$20.59	135,000	59,999
Fourth fiscal quarter	1,816	602	$19.27	$16.60	34,995	10,000
Total common stock repurchases	16,647	7,645	$18.62	$22.24	$309,887	$169,999

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Dividends - The Company declared and paid dividends per share during the periods presented as follows:

	DIVIDENDS PER SHARE		AMOUNT (dollars in thousands)
	2016	2015	2016	2015
First fiscal quarter	$0.07	0.06	$8,238	$7,423
Second fiscal quarter	0.07	0.06	7,978	7,391
Third fiscal quarter	0.07	0.06	7,765	7,333
Fourth fiscal quarter	0.07	0.06	7,398	7,185
Total cash dividends declared and paid	$0.28	$0.24	$31,379	$29,332

In February 2017, the Board declared a quarterly cash dividend of $0.08 per share, payable on March 10, 2017 to shareholders of record at the close of business on February 27, 2017.

Acquisition of Limited Partnership Interests - During 2016, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships for five Outback Steakhouse restaurants for an aggregate purchase price of $3.4 million. These transactions resulted in a reduction of $2.5 million, net of tax, in Additional paid-in capital in the Company’s Consolidated Statement of Changes in Stockholders’ Equity during fiscal year 2016.

During 2014, the Company purchased the remaining partnership interests in certain of the Company’s limited partnerships that either owned or had a contractual right to varying percentages of cash flows in 37 Bonefish Grill restaurants for an aggregate purchase price of $17.2 million. These transactions resulted in a reduction of $11.7 million, net of tax, in Additional paid-in capital in the Company’s Consolidated Statement of Changes in Stockholders’ Equity during fiscal year 2014.

The following table sets forth the effect of the acquisition of the limited partnership interests on stockholders’ equity attributable to Bloomin’ Brands for the following periods:

	NET INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS AND TRANSFERS TO NONCONTROLLING INTERESTS
	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Net income attributable to Bloomin’ Brands	$41,748	$127,327	$91,090
Transfers to noncontrolling interests:
Decrease in Bloomin’ Brands additional paid-in capital for purchase of limited partnership interests	(2,475)	—	(11,662)
Change from net income attributable to Bloomin’ Brands and transfers to noncontrolling interests	$39,273	$127,327	$79,428

Accumulated Other Comprehensive Loss - Following are the components of Accumulated other comprehensive loss (“AOCL”):

(dollars in thousands)	DECEMBER 25, 2016	DECEMBER 27, 2015
Foreign currency translation adjustment (1)	$(107,509)	$(141,176)
Unrealized losses on derivatives, net of tax	(3,634)	(6,191)
Accumulated other comprehensive loss	$(111,143)	$(147,367)
________________

(1)
During the fiscal year 2016, approximately $16.8 million of the foreign currency translation adjustment in Accumulated other comprehensive loss was disposed of in connection with the sale of Outback Steakhouse South Korea.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Following are the components of Other comprehensive (loss) income during the periods presented:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Bloomin’ Brands:
Foreign currency translation adjustment	$33,667	$(92,259)	$(31,731)
Out-of period adjustment - foreign currency translation (1)	—	9,232	—
Total foreign currency translation adjustment	$33,667	$(83,027)	$(31,731)
Unrealized loss on derivatives, net of tax (2)	$(1,250)	$(6,033)	$(2,393)
Reclassification of adjustment for loss on derivatives included in Net income, net of tax (3)	3,807	2,235	—
Total unrealized gain (loss) on derivatives, net of tax	$2,557	$(3,798)	$(2,393)
Other comprehensive income (loss) attributable to Bloomin’ Brands	$36,224	$(86,825)	$(34,124)

Non-controlling interests:
Foreign currency translation adjustment	$(43)	$9	$—
Other comprehensive (loss) income attributable to Non-controlling interests	$(43)	$9	$—

Redeemable non-controlling interests:
Foreign currency translation adjustment	$3,451	$(3,944)	$—
Out-of period adjustment - foreign currency translation (1)	—	(9,232)	—
Total foreign currency translation adjustment	$3,451	$(13,176)	$—
Other comprehensive income (loss) attributable to Redeemable non-controlling interests	$3,451	$(13,176)	$—
________________

(1)
In the third quarter of 2015, the Company identified and corrected errors in accounting for the allocation of foreign currency translation adjustments to Redeemable noncontrolling interests. See Note 2 - Summary of Significant Accounting Policies for further details.

(2)	Unrealized loss on derivatives is net of tax benefits of ($0.8) million, ($3.9) million and ($1.5) million for fiscal years 2016, 2015 and 2014, respectively.

(3)	Reclassifications of adjustments for losses on derivatives are net of tax benefits of $2.4 million and $1.4 million for fiscal years 2016 and 2015, respectively.

Noncontrolling Interests - In 2015, certain former equity holders of PGS Par contributed approximately $3.2 million to the Company for a noncontrolling interest in a new concept in Brazil (Abbraccio).

15.           Derivative Instruments and Hedging Activities

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The interest rate swaps, which have been designated and qualify as a cash flow hedge, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $4.2 million will be reclassified to interest expense over the next twelve months.

The following table presents the fair value of the Company’s interest rate swaps as well as their classification on the Company’s Consolidated Balance Sheet:

(dollars in thousands)	DECEMBER 25, 2016	DECEMBER 27, 2015	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$3,968	$5,142	Accrued and other current liabilities
Interest rate swaps - liability	1,999	5,007	Other long-term liabilities, net
Total fair value of derivative instruments (1)	$5,967	$10,149

Accrued interest	$408	$556	Accrued and other current liabilities
____________________
(1)    See Note 16 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the interest rate swaps on Net income for the period indicated:

	FISCAL YEAR
(dollars in thousands)	2016	2015
Interest rate swap expense recognized in Interest expense, net (1)	$(6,241)	$(3,664)
Income tax benefit recognized in Provision for income taxes	2,434	1,429
Total effects of the interest rate swaps on Net income	$(3,807)	$(2,235)
____________________

(1)	During fiscal years 2016 and 2015, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

The Company records its derivatives on the Consolidated Balance Sheets on a gross balance basis. The Company’s interest rate swaps are subject to master netting arrangements. As of December 25, 2016, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 25, 2016 and December 27, 2015, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of December 25, 2016 and December 27, 2015, the fair value of the Company’s interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $6.4 million and $10.9 million, respectively. As of December 25, 2016 and December 27, 2015, the Company has not posted any

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

collateral related to these agreements. If the Company had breached any of these provisions as of December 25, 2016 and December 27, 2015, it could have been required to settle its obligations under the agreements at their termination value of $6.4 million and $10.9 million, respectively.

NON-DESIGNATED HEDGES

Commodities - The Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas. The Company utilizes derivative instruments with a notional amount of $0.8 million to mitigate some of its overall exposure to material increases in natural gas.

16.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis - The following table presents the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of December 25, 2016 and December 27, 2015:

	DECEMBER 25, 2016			DECEMBER 27, 2015
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$90	$90	$—	$6,333	$6,333	$—
Money market funds	18,607	18,607	—	7,168	7,168	—
Restricted cash equivalents:
Fixed income funds	552	552	—	551	551	—
Money market funds	2,518	2,518	—	2,681	2,681	—
Other current assets, net:
Derivative instruments - foreign currency forward contracts	—	—	—	59	—	59
Total asset recurring fair value measurements	$21,767	$21,767	$—	$16,792	$16,733	$59

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$3,968	$—	$3,968	$5,142	$—	$5,142
Derivative instruments - commodities	157	—	157	583	—	583
Derivative instruments - foreign currency forward contracts	—	—	—	703	—	703
Other long-term liabilities:
Derivative instruments - interest rate swaps	1,999	—	1,999	5,007	—	5,007
Total liability recurring fair value measurements	$6,124	$—	$6,124	$11,435	$—	$11,435

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps, foreign currency forward contracts and commodities. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The foreign currency forwards are valued by comparing the contracted forward exchange rate to the current market exchange rate. Key inputs for the valuation of the foreign currency forwards are spot rates, foreign currency forward rates, and the interest rate curve of the domestic currency. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of December 25, 2016 and December 27, 2015, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the fair value remeasurements for Assets held for sale and Property, fixtures and equipment for fiscal years 2016, 2015 and 2014 aggregated by the level in the fair value hierarchy within which those measurements fall:

	2016		2015		2014
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$45,901	$44,729	$4,136	$1,028	$9,613	$23,974
Property, fixtures and equipment (2)	21,450	53,136	3,634	27,126	2,429	13,097
Other (3)	39	1,198	—	—	—	—
	$67,390	$99,063	$7,770	$28,154	$12,042	$37,071
________________

(1)
Carrying value approximates fair value with all assets measured using Level 2 inputs (purchase contracts) to estimate the fair value. Refer to Note 3 - Impairments, Disposals and Exit Costs for discussion of impairments related to Outback Steakhouse South Korea, corporate airplanes and Roy’s.

(2)
Carrying value approximates fair value. Carrying values for assets measured using Level 2 inputs totaled $20.3 million, $2.5 million and $1.8 million for fiscal years 2016, 2015 and 2014, respectively. Assets measured using Level 3 inputs, had carrying values of $1.2 million, $1.1 million and $0.6 million for fiscal years 2016, 2015 and 2014, respectively. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate the fair value. Refer to Note 3 - Impairments, Disposals and Exit Costs for discussion of impairments related to the 2017 Closure Initiative, Bonefish Restructuring and International and Domestic Restaurant Closure Initiatives.

(3)
Other primarily includes investment in unconsolidated affiliates and intangible assets. Carrying value approximates fair value with all assets measured using market appraisals (Level 2) to estimate the fair value.

Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of December 25, 2016 and December 27, 2015 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Company’s Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt as of December 25, 2016 and December 27, 2015 aggregated by the level in the fair value hierarchy in which those measurements fall:

	DECEMBER 25, 2016			DECEMBER 27, 2015
		FAIR VALUE			FAIR VALUE
(dollars in thousands)	CARRYING VALUE	LEVEL 2	LEVEL 3	CARRYING VALUE	LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$258,750	$257,780	$—	$277,500	$276,459	$—
Term loan A-1	140,625	140,098	—	150,000	149,438	—
Revolving credit facility	622,000	617,335	—	432,000	429,300	—
PRP Mortgage Loan	47,202	—	47,202	—	—	—
2012 CMBS loan:
Mortgage loan	—	—	—	289,588	—	293,222
First mezzanine loan	—	—	—	84,028	—	83,608
Second mezzanine loan	—	—	—	85,353	—	85,780
Other notes payable	1,776	—	1,659	931	—	918

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
PRP Mortgage Loan and 2012 CMBS Loan	Assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.
Other notes payable	Discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value.

17.           Income Taxes

The following table presents the domestic and foreign components of Income before provision for income taxes:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Domestic	$70,481	$146,331	$124,157
Foreign	(13,990)	24,523	(4,187)
	$56,491	$170,854	$119,970

Provision (benefit) for income taxes consisted of the following:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Current provision:
Federal	$43,071	$17,952	$13,364
State	28,033	5,962	7,687
Foreign	14,389	11,384	16,616
	85,493	35,298	37,667
Deferred provision (benefit):
Federal	(53,647)	2,514	(8,842)
State	(21,316)	626	688
Foreign	(386)	856	(5,469)
	(75,349)	3,996	(13,623)
Provision for income taxes	$10,144	$39,294	$24,044

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Effective Income Tax Rate - The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows:

	FISCAL YEAR
	2016	2015	2014
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	8.2	2.3	3.2
Valuation allowance on deferred income tax assets	6.1	1.7	1.5
Employment-related credits, net	(53.5)	(15.8)	(24.2)
Net life insurance expense	(2.7)	(0.3)	(0.8)
Noncontrolling interests	(2.8)	(0.8)	(1.2)
Tax settlements and related adjustments	(0.2)	(0.1)	1.7
Sale of Outback Steakhouse South Korea	27.4	—	—
Foreign rate differential	0.8	0.6	2.7
Other, net	(0.3)	0.4	2.1
Total	18.0%	23.0%	20.0%

The net decrease in the effective income tax rate in fiscal year 2016 as compared to fiscal year 2015 was primarily due to benefits from employment-related credits being a higher percentage of net income in 2016 and a change in the amount and mix of income and losses across the Company’s domestic and international subsidiaries, partially offset by the sale of Outback Steakhouse South Korea.

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

Deferred Tax Assets and Liabilities - The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

(dollars in thousands)	DECEMBER 25, 2016	DECEMBER 27, 2015
Deferred income tax assets:
Deferred rent	$57,783	$53,426
Insurance reserves	23,906	22,716
Unearned revenue	19,566	18,029
Deferred compensation	62,389	65,100
Net operating loss carryforwards	6,036	8,176
Federal tax credit carryforwards	58,963	148,447
Partner deposits and accrued partner obligations	8,245	13,248
Other, net	8,309	11,813
Gross deferred income tax assets	245,197	340,955
Less: valuation allowance	(7,220)	(4,088)
Net deferred income tax assets	237,977	336,867
Deferred income tax liabilities:
Less: property, fixtures and equipment basis differences	(37,847)	(197,604)
Less: intangible asset basis differences	(155,053)	(150,997)
Less: deferred gain on extinguishment of debt	(23,022)	(34,181)
Net deferred income tax assets (liabilities)	$22,055	$(45,915)

Undistributed Earnings - The Company had aggregate undistributed earnings of $60.6 million for foreign subsidiaries, which it considers to be permanently reinvested and are expected to continue to be permanently reinvested. As such,

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

no deferred tax liability has been recorded as of December 25, 2016. If the Company identifies an exception to its reinvestment policy of undistributed earnings, additional tax liabilities will be recorded. It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings the Company considers to be permanently reinvested.

Tax Carryforwards - The amount and expiration dates of tax loss carryforwards and credit carryforwards as of December 25, 2016 are as follows:

(dollars in thousands)	EXPIRATION DATE			AMOUNT
United States federal tax credit carryforwards	2026	-	2036	$71,335
Foreign loss carryforwards	2017	-	Indefinite	$22,514

Unrecognized Tax Benefits - As of December 25, 2016 and December 27, 2015, the liability for unrecognized tax benefits was $19.6 million and $19.4 million, respectively. Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $18.9 million and $19.3 million, respectively, if recognized, would impact the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Balance as of beginning of year	$19,430	$17,563	$17,068
Additions for tax positions taken during a prior period	476	3,022	2,177
Reductions for tax positions taken during a prior period	(430)	(848)	(422)
Additions for tax positions taken during the current period	2,472	2,305	2,649
Settlements with taxing authorities	(391)	(1,078)	(3,935)
Lapses in the applicable statutes of limitations	(2,230)	(540)	(120)
Translation adjustments	256	(994)	146
Balance as of end of year	$19,583	$19,430	$17,563

The Company recognizes interest and penalties related to uncertain tax positions in Provision for income taxes. The Company recognized a benefit related to interest and penalties of $0.4 million and $0.6 million and an expense of $1.5 million for fiscal years 2016, 2015 and 2014, respectively. The Company had approximately $1.2 million and $1.6 million accrued for the payment of interest and penalties as of December 25, 2016 and December 27, 2015 respectively.

In many cases, the Company’s uncertain tax positions are related to tax years that remain the subject to examination by relevant taxable authorities. Based on the outcome of these examinations, or a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will change by approximately $1.0 million to $2.0 million within the next twelve months.

Open Tax Years - Following is a summary of the open audit years by jurisdiction:

	OPEN AUDIT YEARS
United States federal	2007	-	2015
United States states	2001	-	2015
Foreign	2009	-	2015

The Company was previously under examination by tax authorities in South Korea for the 2008 to 2012 tax years. In connection with the examination, the Company was assessed and paid $6.7 million of tax obligations. The Company

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

is currently seeking relief from double taxation through competent authority. Accordingly, the Company has not recorded any tax expense related to the assessment in South Korea.

18.           Commitments and Contingencies

Operating Leases - The Company leases restaurant and office facilities and certain equipment under operating leases mainly having initial terms expiring between 2017 and 2036. The restaurant facility leases have renewal clauses primarily from five to 30 years, exercisable at the option of the Company. Certain of these leases require the payment of contingent rentals leased on a percentage of gross revenues, as defined by the terms of the applicable lease agreement.

Total rent expense is as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Rent expense (1)	$173,507	$164,754	$169,701
____________________

(1)	Includes contingent rent expense of $5.9 million, $7.4 million and $8.0 million for fiscal years 2016, 2015 and 2014, respectively.

As of December 25, 2016, future minimum rental payments under non-cancelable operating leases are as follows:

(dollars in thousands)
2017	$174,019
2018	163,721
2019	149,516
2020	135,998
2021	120,150
Thereafter	905,650
Total minimum lease payments (1)	$1,649,054
____________________

(1)	Total minimum lease payments have not been reduced by minimum sublease rentals of $6.3 million due in future periods under non-cancelable subleases.

Financing Obligation - Following is a summary of the Company’s minimum financing payments during the initial term of the various leases as of December 25, 2016:

(dollars in thousands)	DECEMBER 25, 2016
Year 1	$1,182
Year 2	1,202
Year 3	1,224
Year 4	1,245
Year 5	1,267
Thereafter	21,519
Total (1)	$27,639
____________________

(1)	Refer to Note 11 - Long-term Debt, Net for additional details regarding the Company’s financing obligation.

Purchase Obligations - Purchase obligations were $439.4 million and $509.7 million as of December 25, 2016 and December 27, 2015, respectively. These purchase obligations are primarily due within five years, however, commitments with various vendors extend through April 2022. Outstanding commitments consist primarily of food and beverage products related to normal business operations and contracts for restaurant level service contracts, advertising and technology. In 2016, the Company purchased more than 85% of its U.S. beef raw materials from four beef suppliers that represent approximately 83% of the total beef marketplace in the U.S.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Litigation and Other Matters - In relation to the various legal matters discussed below, the Company had $3.5 million and $4.5 million of liability recorded as of December 25, 2016 and December 27, 2015, respectively. During fiscal years 2016, 2015 and 2014, the Company recognized $4.0 million, $4.6 million and $1.2 million, respectively, in Other restaurant operating expenses in its Consolidated Statements of Operations and Comprehensive Income for legal settlements.

In November 2015, David Sears and Elizabeth Thomas, two former Outback Managers (“Manager Plaintiffs”), sent a demand letter seeking unpaid overtime compensation on behalf of all Managers and Kitchen Managers employed at Outback Steakhouse restaurants from November 2012 to present. The Manager Plaintiffs claim that Managers were not assigned sufficient management duties to qualify as exempt from overtime. In December 2016, the Company agreed to a tentative class settlement for eligible Kitchen Managers and has accrued a settlement, inclusive of legal fees, of $2.4 million in fiscal year 2016.

On October 4, 2013, two then-current employees (the “Nevada Plaintiffs”) filed a purported collective action lawsuit against the Company, OSI Restaurant Partners, LLC, and two of its subsidiaries in the U.S. District Court for the District of Nevada (Cardoza, et al. v. Bloomin’ Brands, Inc., et al., Case No.: 2:13-cv-01820-JAD-NJK). The complaint alleges violations of the Fair Labor Standards Act by requiring employees to work off the clock, complete on-line training without pay, and attend meetings in the restaurant without pay. The nationwide collective action permitted all hourly employees in all Outback Steakhouse restaurants to join. The suit requested an unspecified amount in back pay for the employees that joined the lawsuit, an equal amount in liquidated damages, costs, expenses, and attorney’s fees. The Nevada Plaintiffs also filed a companion lawsuit in Nevada state court alleging that the Company violated the state break time rules. In November 2015, the Company reached a tentative settlement agreement resolving all claims and the cost of class administration for $3.2 million. The Court issued final approval in November 2016 and the Company subsequently made payment during the fourth quarter of 2016.

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

Insurance - As of December 25, 2016, the future payments the Company expects for workers’ compensation, general liability and health insurance claims are:

(dollars in thousands)
2017	$23,652
2018	13,467
2019	8,934
2020	5,066
2021	2,803
Thereafter	11,549
$65,471

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Discount rates of 1.32% and 1.08% were used for December 25, 2016 and December 27, 2015, respectively. A reconciliation of the expected aggregate undiscounted reserves to the discounted reserves for insurance claims recognized in the Company’s Consolidated Balance Sheets is as follows:

(dollars in thousands)	DECEMBER 25, 2016	DECEMBER 27, 2015
Undiscounted reserves	$65,471	$63,791
Discount	(2,678)	(2,318)
Discounted reserves	$62,793	$61,473

Discounted reserves recognized in the Company’s Consolidated Balance Sheets:
Accrued and other current liabilities	$23,533	$20,824
Other long-term liabilities, net	39,260	40,649
	$62,793	$61,473

19.    Segment Reporting

The Company has two reportable segments, U.S. and International, which reflects how the Company manages its business, reviews operating performance and allocates resources. The U.S. segment includes all brands operating in the U.S. while brands operating outside the U.S. are included in the International segment. Resources are allocated and performance is assessed by the Company’s Chief Executive Officer, whom the Company has determined to be its Chief Operating Decision Maker. Following is a summary of reporting segments as of December 25, 2016:

SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse	Brazil, Hong Kong, China
	Carrabba’s Italian Grill (Abbraccio)	Brazil

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies. Revenues for all segments include only transactions with customers and include no intersegment revenues. Excluded from income from operations for U.S. and International are certain legal and corporate costs not directly related to the performance of the segments, certain stock-based compensation expenses and certain bonus expense.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a summary of Total revenue by segment:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Total revenues
U.S.	$3,797,309	$3,879,743	$3,854,279
International	455,003	497,933	588,432
Total revenues	$4,252,312	$4,377,676	$4,442,711

The following table is a reconciliation of Segment income (loss) from operations to Income before provision for income taxes:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Segment income (loss) from operations
U.S.	$286,683	$348,731	$327,693
International	(5,954)	34,597	25,020
Total segment income from operations	280,729	383,328	352,713
Unallocated corporate operating expense	(153,123)	(152,403)	(160,749)
Total income from operations	127,606	230,925	191,964
Loss on defeasance, extinguishment and modification of debt	(26,998)	(2,956)	(11,092)
Other income (expense), net	1,609	(939)	(1,244)
Interest expense, net	(45,726)	(56,176)	(59,658)
Income before provision for income taxes	$56,491	$170,854	$119,970

The following table is a summary of Depreciation and amortization expense by segment:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Depreciation and amortization
U.S.	$155,434	$151,868	$147,686
International	26,013	26,736	29,705
Corporate	12,391	11,795	13,520
Total depreciation and amortization	$193,838	$190,399	$190,911

The following table is a summary of capital expenditures by segment:

	FISCAL YEAR
(dollars in thousands)	2016	2015	2014
Capital expenditures
U.S.	$211,855	$153,445	$174,952
International	40,662	46,803	55,594
Corporate	17,671	10,015	7,322
Total capital expenditures	$270,188	$210,263	$237,868

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth Total assets by segment:

(dollars in thousands)	DECEMBER 25, 2016	DECEMBER 27, 2015
Assets
U.S.	$1,995,227	$2,405,196
International	436,024	472,518
Corporate	211,028	154,855
Total assets	$2,642,279	$3,032,569

International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding goodwill, intangible assets and deferred tax assets, by major geographic area:

(dollars in thousands)	DECEMBER 25, 2016	DECEMBER 27, 2015
U.S.	$1,231,154	$1,601,691
International	136,264	156,905
	$1,367,418	$1,758,596

20.    Selected Quarterly Financial Data (Unaudited)

2016 FISCAL QUARTERS (dollars in thousands, except per share data)	FIRST (1)	SECOND (1)	THIRD (1)	FOURTH (1)
Total revenues	$1,164,188	$1,078,588	$1,005,387	$1,004,149
Income (loss) from operations	86,684	13,333	31,734	(4,145)
Net income (loss)	35,883	(8,065)	21,228	(2,699)
Net income (loss) attributable to Bloomin’ Brands	34,475	(9,177)	20,733	(4,283)
Earnings (loss) per share:
Basic	$0.29	$(0.08)	$0.19	$(0.04)
Diluted	$0.29	$(0.08)	$0.18	$(0.04)

2015 FISCAL QUARTERS (dollars in thousands, except per share data)	FIRST (2)	SECOND (2)	THIRD (2)	FOURTH (2)
Total revenues	$1,202,059	$1,099,597	$1,026,721	$1,049,299
Income from operations	97,701	62,585	38,724	31,915
Net income	62,082	33,056	17,405	19,017
Net income attributable to Bloomin’ Brands	60,588	32,226	16,811	17,702
Earnings per share:
Basic	$0.48	$0.26	$0.14	$0.15
Diluted	$0.47	$0.26	$0.13	$0.14
____________________

(1)
Income from operations in the first quarter includes $3.6 million of restaurant closing costs incurred in connection with the Bonefish Restructuring. Income from operations in the second quarter of 2016 includes $39.6 million of asset impairment charges and related costs associated with the Company’s decision to sell its Outback South Korea subsidiary. Income from operations in the third quarter of 2016 includes $3.2 million of asset impairment charges and related costs for its Puerto Rico subsidiary. Income from operations in the fourth quarter of 2016 includes: (i) $46.5 million of pre-tax asset impairments incurred offset by the reversal of $3.3 million of deferred rent liabilities in connection with the 2017 Closure Initiative, (ii) $6.4 million of asset impairments and closing costs related to the relocation of certain restaurants and (iii) $3.6 million of severance related to restructuring of certain functions. Net income for the first quarter of 2016 includes $26.6 million related to the defeasance of the 2012 CMBS loan.

(2)
Total revenues in the first quarter of 2015 include $24.3 million higher restaurant sales due to a change in the Company’s fiscal year end. Income from operations in the first quarter of 2015 includes $7.7 million of pre-tax impairments and restaurant closing costs incurred in connection with the Domestic and International Restaurant Closure Initiatives. Income from operations in the fourth quarter includes $24.2 million of pre-tax asset impairments incurred in connection with the Bonefish Restructuring. Net income for the second quarter of 2015 includes $2.6 million of loss in connection with a refinancing of the Company’s Senior Secured Credit Facility. Net income in the first quarter of 2015 includes $4.9 million of less net income due to a change in the Company’s fiscal year end.

BLOOMIN’ BRANDS, INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of December 25, 2016.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

BLOOMIN’ BRANDS, INC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees will be included under the captions “Proposal No. 1-Election of Directors: Nominees for Election at this Annual Meeting” and “—Directors Continuing in Office” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference.

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

BLOOMIN’ BRANDS, INC.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

•	Consolidated Balance Sheets - December 25, 2016 and December 27, 2015

•	Consolidated Statements of Operations and Comprehensive Income – Fiscal years 2016, 2015, and 2014

•	Consolidated Statements of Changes in Stockholders’ Equity – Fiscal years 2016, 2015, and 2014

•	Consolidated Statements of Cash Flows – Fiscal years 2016, 2015, and 2014

•	Notes to Consolidated Financial Statements

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
December 27, 2015 Form 10-K, Exhibit 10.6

10.7	Loan Agreement, dated February 11, 2016, between New Private Restaurant Properties, LLC, as borrower, and Wells Fargo Bank, National Association, as lender[1]	March 27, 2016 Form 10-Q, Exhibit 10.1

10.8	First Amendment to Loan Agreement, dated July 27, 2016, between New Private Restaurant Properties, LLC as borrower, and Wells Fargo Bank, National Association, as lender.[1]	September 25, 2016 Form 10-Q, Exhibit 10.1

10.9	Secured Promissory Note, dated February 11, 2016, between New Private Restaurant Properties, LLC, as borrower, and Wells Fargo Bank, National Association, as lender	March 27, 2016 Form 10-Q, Exhibit 10.2

10.10
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

10.11
Third Amendment to Royalty Agreement made and entered into effective June 1, 2014, by and among Carrabba’s Italian Grill, LLC, OSI Restaurant Partners, LLC, Mangia Beve, Inc., Mangia Beve II, Inc., Original, Inc., Voss, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr.
June 29, 2014 Form 10-Q, Exhibit 10.6

10.12
Amended and Restated Operating Agreement for OSI/Fleming’s, LLC made as of June 4, 2010 by and among OS Prime, LLC, a wholly-owned subsidiary of OSI Restaurant Partners, LLC, FPSH Limited Partnership and AWA III Steakhouses, Inc.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.8

10.13	Amended and Restated Master Lease Agreement, dated March 27, 2012, between New Private Restaurant Properties, LLC, as landlord, and Private Restaurant Master Lessee, LLC, as tenant[1]	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.26

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE
10.14	Lease, dated June 14, 2007, between OS Southern, LLC and Selmon’s/Florida-I, Limited Partnership (predecessor to MVP LRS, LLC), as amended May 27, 2010	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.52

10.15	Lease, dated January 21, 2014, between OS Southern, LLC and MVP LRS, LLC	December 31, 2013 Form 10-K, Exhibit 10.28

10.16*	Employee Rollover Agreement for conversion of OSI Restaurant Partners, Inc. restricted stock to Kangaroo Holdings, Inc. restricted stock entered into by the individuals listed on Schedule 1 thereto	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.4

10.17*	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.46

10.18*	Kangaroo Holdings, Inc. 2007 Equity Incentive Plan, as amended	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.1

10.19*	Form of Option Agreement for Options under the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.42

10.20*	Bloomin’ Brands, Inc. 2012 Incentive Award Plan	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.2

10.21*	Form of Nonqualified Stock Option Award Agreement for options granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.2

10.22*	Form of Restricted Stock Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.3

10.23*	Form of Restricted Stock Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.4

10.24*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.1

10.25*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.2

10.26*	Form of Performance Unit Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.5

10.27*	Form of Bloomin’ Brands, Inc. Indemnification Agreement by and between Bloomin’ Brands, Inc. and each member of its Board of Directors and each of its executive officers	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.39

10.28*	Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.1

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE
10.29*	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.2

10.30*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.3

10.31*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.4

10.32*	Form of Performance Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.5

10.33*	Bloomin’ Brands, Inc. Executive Change in Control Plan, effective December 6, 2012	December 7, 2012 Form 8-K, Exhibit 10.1

10.34*	Amended and Restated Employment Agreement made and entered into September 4, 2012 by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	June 30, 2012 Form 10-Q, Exhibit 10.1

10.35*	Option Agreement, dated November 16, 2009, by and between Kangaroo Holdings, Inc. and Elizabeth A. Smith, as amended December 31, 2009	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.40

10.36*	Option Agreement, dated July 1, 2011, by and between Kangaroo Holdings, Inc. and Elizabeth A. Smith	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.41

10.37*	Officer Employment Agreement, made and entered into effective May 7, 2012, by and among David Deno and OSI Restaurant Partners, LLC	Amendment No. 1 to Registration Statement on Form S-1, File No. 333-180615, filed on May 17, 2012, Exhibit 10.53

10.38*	Amendment, dated July 16, 2014, to the Officer Employment Agreement, made and entered into effective May 7, 2012, by and among David Deno and OSI Restaurant Partners, LLC	June 29, 2014 Form 10-Q, Exhibit 10.7

10.39*
Amended and Restated Employment Agreement dated June 14, 2007, between Joseph J. Kadow and OSI Restaurant Partners, LLC, as amended on January 1, 2009, June 12, 2009, December 30, 2010 and December 16, 2011
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.29

10.40*	Split-Dollar Agreement dated August 12, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Joseph J. Kadow	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.48

10.41*	Employment Offer Letter Agreement, dated as of November 1, 2013, between Bloomin’ Brands, Inc. and Patrick Murtha	December 31, 2013 Form 10-K, Exhibit 10.55

10.42*	Employment Offer Letter Agreement, dated as of July 30, 2014, between Bloomin’ Brands, Inc. and Donagh Herlihy	December 28, 2014 Form 10-K, Exhibit 10.58

10.43*	Employment Offer Letter Agreement, dated as of May 4, 2015, between Bloomin’ Brands, Inc. and Sukhdev Singh	December 27, 2015 Form 10-K, Exhibit 10.57

10.44*	Employment Offer Letter Agreement, dated as of February 12, 2016, between Bloomin’ Brands, Inc. and Michael Kappitt	March 27, 2016 Form 10-Q, Exhibit 10.3

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE
10.45*	Employment Offer Letter Agreement, dated as of April 15, 2016, between Bloomin’ Brands, Inc. and Christopher Brandt	June 26, 2016 Form 10-Q, Exhibit 10.6

10.46*	Employment Offer Letter Agreement, dated as of July 29, 2016, between Bloomin’ Brands, Inc. and Gregg Scarlett	September 25, 2016 Form 10-Q, Exhibit 10.2

10.47*	Employment Offer Letter Agreement, dated as of July 29, 2016, between Bloomin’ Brands, Inc. and David Schmidt	September 25, 2016 Form 10-Q, Exhibit 10.3

10.48	Registration Rights Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.3

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]	Filed herewith

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

1Confidential treatment has been granted with respect to portions of Exhibits 2.1, 10.1, 10.7, 10.8 and 10.13 and such portions have been filed separately with the Securities and Exchange Commission.

2These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

Item 16. Form 10-K Summary

None.

BLOOMIN’ BRANDS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 22, 2017	Bloomin’ Brands, Inc.

By: /s/ Elizabeth A. Smith
Elizabeth A. Smith Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth A. Smith	Chief Executive Officer and Director (Principal Executive Officer)
Elizabeth A. Smith		February 22, 2017

/s/ David J. Deno	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)
David J. Deno		February 22, 2017

/s/ James R. Craigie
James R. Craigie	Director	February 22, 2017

/s/ David R. Fitzjohn
David R. Fitzjohn	Director	February 22, 2017

/s/ Mindy Grossman
Mindy Grossman	Director	February 22, 2017

/s/ Tara Walpert Levy
Tara Walpert Levy	Director	February 22, 2017

/s/ John J. Mahoney
John J. Mahoney	Director	February 22, 2017

/s/ Chris T. Sullivan
Chris T. Sullivan	Director	February 22, 2017