Form 10-Q
period 2017-03-26
Bloomin' Brands, Inc.
filed 2017-05-02
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2017
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-35625

BLOOMIN’ BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8023465
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607
(Address of principal executive offices) (Zip Code)

(813) 282-1225
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer  ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of April 27, 2017, 100,232,042 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 26, 2017
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	MARCH 26, 2017	DECEMBER 25, 2016
ASSETS
Current Assets
Cash and cash equivalents	$98,383	$127,176
Current portion of restricted cash and cash equivalents	805	7,886
Inventories	52,262	65,231
Other current assets, net	89,850	190,226
Total current assets	241,300	390,519
Restricted cash	—	1,124
Long-term portion of assets held for sale	36,402	803
Property, fixtures and equipment, net	1,194,969	1,237,148
Goodwill	316,498	310,055
Intangible assets, net	535,313	535,523
Deferred income tax assets	56,104	38,764
Other assets, net	130,390	128,343
Total assets	$2,510,976	$2,642,279

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	MARCH 26, 2017	DECEMBER 25, 2016
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$197,629	$195,371
Accrued and other current liabilities	216,322	204,415
Unearned revenue	284,081	388,543
Current portion of long-term debt	48,756	35,079
Total current liabilities	746,788	823,408
Deferred rent	146,882	151,130
Deferred income tax liabilities	17,407	16,709
Long-term liabilities held for sale	12,792	—
Long-term debt, net	953,620	1,054,406
Deferred gain on sale-leaseback transactions, net	186,131	181,696
Other long-term liabilities, net	227,711	219,030
Total liabilities	2,291,331	2,446,379
Commitments and contingencies (Note 15)
Mezzanine Equity
Redeemable noncontrolling interests	497	547
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of March 26, 2017 and December 25, 2016	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 101,480,260 and 103,922,110 shares issued and outstanding as of March 26, 2017 and December 25, 2016, respectively	1,015	1,039
Additional paid-in capital	1,077,473	1,079,583
Accumulated deficit	(781,673)	(786,780)
Accumulated other comprehensive loss	(89,681)	(111,143)
Total Bloomin’ Brands stockholders’ equity	207,134	182,699
Noncontrolling interests	12,014	12,654
Total stockholders’ equity	219,148	195,353
Total liabilities, mezzanine equity and stockholders’ equity	$2,510,976	$2,642,279

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 26, 2017	MARCH 27, 2016
Revenues
Restaurant sales	$1,135,488	$1,158,052
Franchise and other revenues	8,335	6,136
Total revenues	1,143,823	1,164,188
Costs and expenses
Cost of sales	364,748	375,288
Labor and other related	324,398	322,805
Other restaurant operating	247,940	253,571
Depreciation and amortization	46,590	47,651
General and administrative	71,941	75,025
Provision for impaired assets and restaurant closings	19,076	3,164
Total costs and expenses	1,074,693	1,077,504
Income from operations	69,130	86,684
Loss on defeasance, extinguishment and modification of debt	—	(26,580)
Other expense, net	(51)	(19)
Interest expense, net	(9,141)	(12,875)
Income before provision for income taxes	59,938	47,210
Provision for income taxes	15,015	11,327
Net income	44,923	35,883
Less: net income attributable to noncontrolling interests	1,013	1,408
Net income attributable to Bloomin’ Brands	$43,910	$34,475

Net income	$44,923	$35,883
Other comprehensive income:
Foreign currency translation adjustment	20,489	(7,285)
Unrealized gain (loss) on derivatives, net of tax	101	(2,735)
Reclassification of adjustment for loss on derivatives included in Net income, net of tax	784	988
Comprehensive income	66,297	26,851
Less: comprehensive income attributable to noncontrolling interests	925	2,106
Comprehensive income attributable to Bloomin’ Brands	$65,372	$24,745

Earnings per share:
Basic	$0.43	$0.29
Diluted	$0.41	$0.29
Weighted average common shares outstanding:
Basic	103,074	117,930
Diluted	106,413	120,776

Cash dividends declared per common share	$0.08	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 25, 2016	103,922	$1,039	$1,079,583	$(786,780)	$(111,143)	$12,654	$195,353
Net income	—	—	—	43,910	—	1,068	44,978
Other comprehensive income (loss), net of tax	—	—	—	—	21,462	(93)	21,369
Cash dividends declared, $0.08 per common share	—	—	(8,254)	—	—	—	(8,254)
Repurchase and retirement of common stock	(2,887)	(29)	—	(53,024)	—	—	(53,053)
Stock-based compensation	—	—	5,990	—	—	—	5,990
Common stock issued under stock plans (1)	445	5	225	(143)	—	—	87
Purchase of noncontrolling interests, net of tax of $45	—	—	(71)	—	—	59	(12)
Distributions to noncontrolling interests	—	—	—	—	—	(2,013)	(2,013)
Contributions from noncontrolling interests	—	—	—	—	—	339	339
Cumulative-effect from a change in accounting principle	—	—	—	14,364	—	—	14,364
Balance, March 26, 2017	101,480	$1,015	$1,077,473	$(781,673)	$(89,681)	$12,014	$219,148

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 27, 2015	119,215	$1,192	$1,072,861	$(518,360)	$(147,367)	$13,574	$421,900
Net income	—	—	—	34,475	—	1,097	35,572
Other comprehensive (loss) income, net of tax	—	—	—	—	(9,730)	6	(9,724)
Cash dividends declared, $0.07 per common share	—	—	(8,238)	—	—	—	(8,238)
Repurchase and retirement of common stock	(4,399)	(44)	—	(74,956)	—	—	(75,000)
Stock-based compensation	—		5,890	—	—	—	5,890
Tax shortfall from stock-based compensation	—	—	(838)	—	—	—	(838)
Common stock issued under stock plans (1)	209	2	(1,103)	(176)	—	—	(1,277)
Purchase of noncontrolling interests, net of tax of $522	—	—	538	—	—	164	702
Distributions to noncontrolling interests	—	—	—	—	—	(2,025)	(2,025)
Contributions from noncontrolling interests	—	—	—	—	—	240	240
Balance, March 27, 2016	115,025	$1,150	$1,069,110	$(559,017)	$(157,097)	$13,056	$367,202
________________

(1)	Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 26, 2017	MARCH 27, 2016
Cash flows provided by operating activities:
Net income	$44,923	$35,883
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,590	47,651
Amortization of deferred discounts and issuance costs	1,004	1,315
Amortization of deferred gift card sales commissions	7,902	9,633
Provision for impaired assets and restaurant closings	19,076	3,164
Stock-based and other non-cash compensation expense	6,672	4,561
Deferred income tax (benefit) expense	(794)	234
Loss on defeasance, extinguishment and modification of debt	—	26,580
Recognition of deferred gain on sale-leaseback transactions	(2,897)	(551)
Excess tax benefit from stock-based compensation	—	(81)
Other non-cash items, net	683	(1,659)
Change in assets and liabilities:
Decrease in inventories	11,747	5,806
Decrease in other current assets	96,930	95,746
(Increase) decrease in other assets	(1,328)	2,424
Increase in accounts payable and accrued and other current liabilities	10,493	1,818
(Decrease) increase in deferred rent	(1,150)	6,452
Decrease in unearned revenue	(104,519)	(102,963)
Increase (decrease) in other long-term liabilities	865	(5,288)
Net cash provided by operating activities	136,197	130,725
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	3	2
Proceeds from sale-leaseback transactions, net	38,776	8,459
Capital expenditures	(58,237)	(43,566)
Decrease in restricted cash	14,079	29,457
Increase in restricted cash	(5,873)	(10,128)
Other investments, net	(1,123)	(2,777)
Net cash used in investing activities	$(12,375)	$(18,553)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 26, 2017	MARCH 27, 2016
Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net	$—	$294,699
Defeasance, extinguishment and modification of debt	—	(478,906)
Repayments of long-term debt	(42,878)	(9,991)
Proceeds from borrowings on revolving credit facilities, net	115,500	308,500
Repayments of borrowings on revolving credit facilities	(160,500)	(133,000)
Proceeds from failed sale-leaseback transactions, net	5,942	—
Proceeds (payment of taxes) from the exercise of share-based compensation	230	(1,101)
Distributions to noncontrolling interests	(2,013)	(2,025)
Contributions from noncontrolling interests	339	326
Purchase of limited partnership and noncontrolling interests	(3,158)	(4,828)
Repayments of partner deposits and accrued partner obligations	(6,367)	(4,975)
Repurchase of common stock	(53,196)	(75,176)
Excess tax benefit from stock-based compensation	—	81
Cash dividends paid on common stock	(8,254)	(8,238)
Net cash used in financing activities	(154,355)	(114,634)
Effect of exchange rate changes on cash and cash equivalents	1,740	(1,041)
Net decrease in cash and cash equivalents	(28,793)	(3,503)
Cash and cash equivalents as of the beginning of the period	127,176	132,337
Cash and cash equivalents as of the end of the period	$98,383	$128,834
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,334	$13,050
Cash paid for income taxes, net of refunds	4,906	3,551
Supplemental disclosures of non-cash investing and financing activities:
Change in acquisition of property, fixtures and equipment included in accounts payable or capital lease liabilities	$(4,139)	$7,669
Purchase of noncontrolling interest included in accrued and other current liabilities	—	(2,249)

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

Basis of Presentation - The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments necessary for fair financial statement presentation for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2016.

Recently Adopted Financial Accounting Standards - Effective December 26, 2016, the Company adopted Accounting Standards Update (“ASU”) 2016-09: “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. Upon adoption, the Company made an accounting policy election to recognize forfeitures as they occur. Using the modified retrospective transition method required under the standard, the Company recorded a cumulative-effect adjustment for the adoption of ASU 2016-09 of $14.4 million for previously unrecognized excess tax benefits, which increased Deferred tax assets and reduced Accumulated deficit. The recognition of excess tax benefits and tax shortfalls in the income statement and presentation of excess tax benefits on the statement of cash flows were adopted prospectively, with no adjustments made to prior periods. The remaining provisions of ASU 2016-09 did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Financial Accounting Standards Not Yet Adopted - In January 2017, the Financial Accounting Standards Board (“the FASB”) issued ASU No. 2017-04, “ Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU No. 2017-04”). ASU No. 2017-04 eliminates the second step of goodwill impairment, which requires a hypothetical purchase price allocation. Under ASU No. 2017-04, goodwill impairment will be calculated as the amount a reporting unit’s carrying value exceeds its calculated fair value. ASU No. 2017-04 will be applied prospectively and is effective for the Company in fiscal year 2020, with early adoption permitted. The Company does not expect the adoption of ASU No. 2017-04 to have a material impact on its Consolidated Financial Statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash” (“ASU No. 2016-18”). ASU No. 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents, which should now be included with cash and cash equivalents when reconciling the beginning and ending cash amounts shown on the Statements of Cash Flows. ASU No. 2016-18 will be effective for the Company in fiscal

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

year 2018, with early adoption permitted. Other than the change in presentation of restricted cash within the Statement of Cash Flows, the adoption of ASU No. 2016-18 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers” (“ASU No. 2014-09”). ASU No. 2014-09 provides a single source of guidance for revenue arising from contracts with customers and supersedes current revenue recognition standards. Under ASU No. 2014-09, revenue is recognized in an amount that reflects the consideration an entity expects to receive for the transfer of goods and services. ASU No. 2014-09, as amended, will be effective for the Company in fiscal year 2018 and is applied retrospectively to each period presented or as a cumulative-effect adjustment at the date of adoption.

While the Company continues to assess all potential impacts of the standard, it currently believes the most significant impact relates to accounting for breakage and advertising fees charged to franchisees. Under the new standard, the Company expects to recognize breakage proportional to actual gift card redemptions. Advertising fees charged to franchisees, which are currently recorded as a reduction to Other restaurant operating expenses, will be recognized as Franchise and other revenues. In addition, initial franchise fees will be recognized over the term of the franchise agreement, which is not expected to have a material impact on the Consolidated Financial Statements.

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

2.    Disposals

Assets Held for Sale - In February 2017, the Company signed purchase agreements with multiple buyers to sell 54 of its existing U.S. Company-owned Outback Steakhouse and Carrabba’s Italian Grill locations for $37.6 million. The Company completed the sale of these restaurants in the second quarter of 2017. After the completion of the sale, these restaurant locations are operated as franchises under agreements with the buyers.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following are the assets and liabilities related to the 54 Outback Steakhouse and Carrabba’s Italian Grill locations classified as held for sale as of March 26, 2017:

(dollars in thousands)	MARCH 26, 2017
Assets
Current assets, net	$1,704
Property, fixtures and equipment, net	31,774
Goodwill	1,677
Other assets, net	2,143
Total assets (1)	$37,298

Liabilities
Accrued and other current liabilities	$217
Deferred rent	3,230
Long-term debt, net (2)	5,942
Other long-term liabilities, net	3,620
Total liabilities (1)	$13,009
________________

(1)
Certain assets and liabilities are classified as non-current in the Consolidated Balance Sheet as of March 26, 2017, since net proceeds from the sale will be used to make a payment on the revolving credit facility, which is classified as a non-current liability.

(2)
Includes a financing obligation related to the sale of a restaurant property that does not qualify for sale-leaseback accounting. See Footnote 7 - Property, Fixtures and Equipment, Net for additional details regarding the sale-leaseback transactions.

Following are the components of the Consolidated Statements of Operations and Comprehensive Income for the Outback Steakhouse and Carrabba’s Italian Grill locations classified as held for sale as of March 26, 2017:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017	MARCH 27, 2016
Income before income taxes	$3,495	$3,797

Outback Steakhouse South Korea - In 2016, the Company completed the sale of its Outback Steakhouse subsidiary in South Korea (“Outback Steakhouse South Korea”). Following are the components of Outback Steakhouse South Korea included in the Consolidated Statements of Operations and Comprehensive Income for the following period:

THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2016
Income before income taxes	$4,007

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

3.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017	MARCH 27, 2016
Impairment losses
U.S.	$920	$—
Total impairment losses	$920	$—
Restaurant closure expenses
U.S.	$18,156	$3,628
International	—	(464)
Total restaurant closure expenses	$18,156	$3,164
Provision for impaired assets and restaurant closings	$19,076	$3,164

Closure Initiative and Restructuring Costs - Following is a summary of expenses, related to the 2017 Closure Initiative, Bonefish Restructuring and International Restaurant Closure Initiative (“Closure Initiatives”), recognized in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017	MARCH 27, 2016
Impairment, facility closure and other expenses
2017 Closure Initiative (1)	$17,447	$—
Bonefish Restructuring (2)	809	3,573
International Restaurant Closure Initiative (3)	—	(462)
Provision for impaired assets and restaurant closings	$18,256	$3,111
Severance and other expenses
2017 Closure Initiative (1)	$2,182	$—
Bonefish Restructuring (2)	—	575
International Restaurant Closure Initiative (3)	—	23
General and administrative	$2,182	$598
Reversal of deferred rent liability
2017 Closure Initiative (1)	$(4,941)	$—
Bonefish Restructuring (2)	—	(1,925)
Other restaurant operating	$(4,941)	$(1,925)
	$15,497	$1,784
________________

(1)
On February 15, 2017, the Company decided to close 43 underperforming restaurants (the “2017 Closure Initiative”). Most of these restaurants will close in 2017, with the balance closing as leases and certain operating covenants expire or are amended or waived. Expenses related to the 2017 Closure Initiative for the thirteen weeks ended March 26, 2017, are recognized within the U.S. segment.

(2)
On February 12, 2016, the Company decided to close 14 Bonefish Grill restaurants (“Bonefish Restructuring”). The Company expects to substantially complete these restaurant closings through the first quarter of 2019. Expenses related to the Bonefish Restructuring are recognized within the U.S. segment.

(3)	During 2014, the Company decided to close 36 underperforming international locations, primarily in South Korea (the “International Restaurant Closure Initiative”).

The remaining restaurant impairment and closing charges resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for relocation.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Projected Future Expenses and Cash Expenditures - The Company currently expects to incur additional charges for the 2017 Closure Initiative and Bonefish Restructuring over the next two to three years, including costs associated with lease obligations, employee terminations and other closure-related obligations. Following is a summary of estimated pre-tax expense by type:

Estimated future expense (dollars in millions)	2017 CLOSURE INITIATIVE			BONEFISH RESTRUCTURING
Lease related liabilities, net of subleases	$4.0	to	$5.7	$2.0	to	$5.1
Employee severance and other obligations	0.5	to	0.8	0.3	to	0.6
Total estimated future expense	$4.5	to	$6.5	$2.3	to	$5.7

Total estimated future cash expenditures (dollars in millions)	$30.4		$34.6	$10.1	to	$12.3

Total future undiscounted cash expenditures for the 2017 Closure Initiative and Bonefish Restructuring, primarily related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029 and October 2024, respectively.

Accrued Facility Closure and Other Costs Rollforward - The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the 2017 Closure Initiative, Bonefish Restructuring and Domestic and International Restaurant Closure Initiatives, during the thirteen weeks ended March 26, 2017:

THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017
Beginning of the period	$6,557
Charges	18,467
Cash payments	(2,338)
Adjustments	(311)
End of the period (1)	$22,375
________________

(1)
As of March 26, 2017, the Company had exit-related accruals of $7.2 million recorded in Accrued and other current liabilities and $15.2 million recorded in Other long-term liabilities, net in the Consolidated Balance Sheet.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

4.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per share:

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 26, 2017	MARCH 27, 2016
Net income attributable to Bloomin’ Brands	$43,910	$34,475

Basic weighted average common shares outstanding	103,074	117,930

Effect of diluted securities:
Stock options	2,933	2,653
Nonvested restricted stock and restricted stock units	354	188
Nonvested performance-based share units	52	5
Diluted weighted average common shares outstanding	106,413	120,776

Basic earnings per share	$0.43	$0.29
Diluted earnings per share	$0.41	$0.29

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2017	MARCH 27, 2016
Stock options	5,566	4,224
Nonvested restricted stock and restricted stock units	191	393
Nonvested performance-based share units	371	—

5.    Stock-based Compensation Plans

The Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Incentive Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other cash-based or stock-based awards to Company management, other key employees, consultants and directors. As of March 26, 2017, the maximum number of shares of common stock available for issuance pursuant to the 2016 Incentive Plan was 4,046,425.

The Company recognized stock-based compensation expense as follows:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017	MARCH 27, 2016
Stock options	$2,755	$2,718
Restricted stock and restricted stock units	2,553	2,044
Performance-based share units	416	885
	$5,724	$5,647

During the thirteen weeks ended March 26, 2017, the Company made grants to its employees of 1.1 million stock options, 0.5 million time-based restricted stock units and 0.3 million performance-based share units.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows:

	THIRTEEN WEEKS ENDED
	MARCH 26, 2017	MARCH 27, 2016
Assumptions:
Weighted-average risk-free interest rate (1)	1.93%	1.31%
Dividend yield (2)	1.85%	1.61%
Expected term (3)	6.3 years	6.1 years
Weighted-average volatility (4)	33.74%	35.21%

Weighted-average grant date fair value per option	$5.05	$5.21
________________

(1)	Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)
Expected term represents the period of time that the options are expected to be outstanding. The simplified method of estimating the expected term is used since the Company does not have significant historical exercise experience for its stock options.

(4)	Volatility is based on the historical volatilities of the Company’s stock and the stock of comparable peer companies.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of March 26, 2017:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$23,176	2.6
Restricted stock and restricted stock units	$27,308	2.9
Performance-based share units	$7,278	2.0

6.    Other Current Assets, Net

Other current assets, net, consisted of the following:

(dollars in thousands)	MARCH 26, 2017	DECEMBER 25, 2016
Prepaid expenses	$20,669	$35,298
Accounts receivable - gift cards, net	11,534	102,664
Accounts receivable - vendors, net	5,402	10,107
Accounts receivable - franchisees, net	2,242	1,677
Accounts receivable - other, net	27,679	20,497
Assets held for sale	3,732	1,331
Other current assets, net	18,592	18,652
	$89,850	$190,226

7.     Property, Fixtures and Equipment, Net

During the thirteen weeks ended March 26, 2017, the Company entered into sale-leaseback transactions with third-parties in which it sold 11 restaurant properties at fair market value for gross proceeds of $40.1 million. In connection with the sale-leaseback transactions, the Company recorded deferred gains of $10.7 million, which are amortized to Other restaurant operating expense in the Consolidated Statements of Operations and Comprehensive Income over the initial term of each lease, ranging from 10 to 15 years.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

During the thirteen weeks ended March 26, 2017, the Company sold one restaurant property to a third party for gross proceeds of $6.0 million. The sale of this property does not qualify for sale-leaseback accounting and the book value of the building and land was not removed from the Company’s Consolidated Balance Sheet. See Note 2 - Disposals for additional details regarding the financing obligation.

8.     Goodwill, Net

The following table is a rollforward of goodwill:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 25, 2016	$172,424	$137,631	$310,055
Translation adjustments	—	8,120	8,120
Transfer to Assets held for sale	(1,677)	—	(1,677)
Balance as of March 26, 2017	$170,747	$145,751	$316,498

9.    Long-term Debt, Net

Following is a summary of outstanding long-term debt:

	MARCH 26, 2017		DECEMBER 25, 2016
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$253,125	2.82%	$258,750	2.63%
Term loan A-1	137,813	2.95%	140,625	2.70%
Revolving credit facility (1)	577,000	2.89%	622,000	2.67%
Total Senior Secured Credit Facility	$967,938		$1,021,375
PRP Mortgage Loan (2)	13,670	3.45%	47,202	3.21%
Financing obligations	19,591	7.45% to 7.60%	19,595	7.45% to 7.60%
Capital lease obligations	2,276		2,364
Other notes payable	1,000	0.00% to 2.18%	1,776	0.00% to 7.00%
Less: unamortized debt discount and issuance costs	(2,099)		(2,827)
	$1,002,376		$1,089,485
Less: current portion of long-term debt, net	(48,756)		(35,079)
Long-term debt, net	$953,620		$1,054,406
________________

(1)	Represents the weighted-average interest rate for the respective period.

(2)	In April 2017, the Company paid the remaining balance on its PRP Mortgage Loan.

Debt Covenants - As of March 26, 2017 and December 25, 2016, the Company was in compliance with its debt covenants.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

10.    Redeemable Noncontrolling Interests

The Company consolidates subsidiaries in which it has noncontrolling interests that are permitted to deliver subsidiary shares in exchange for cash at a future date. The following table presents a rollforward of Redeemable noncontrolling interests during the thirteen weeks ended March 26, 2017 and March 27, 2016:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017	MARCH 27, 2016
Balance, beginning of period	$547	$23,526
Foreign currency translation attributable to Redeemable noncontrolling interests	5	692
Net (loss) income attributable to Redeemable noncontrolling interests	(55)	311
Purchase of Redeemable noncontrolling interests	—	(3,522)
Balance, end of period	$497	$21,007

11.	Stockholders’ Equity

Share Repurchases - Following is a summary of the shares repurchased under the Company’s share repurchase program during fiscal year 2017:

	NUMBER OF SHARES (in thousands)	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT (dollars in thousands)
First fiscal quarter (1)(2)	2,887	$18.37	$53,053
________________

(1)	On July 26, 2016, the Board of Directors (“the Board”) approved a new $300.0 million authorization (the “July 2016 Share Repurchase Program”).

(2)	Excludes the repurchase of 1.3 million shares for $24.7 million pursuant to trades executed in, but not settled until after, the thirteen weeks ended March 26, 2017.

On April 21, 2017, the Board canceled the remaining $52.3 million of authorization under the July 2016 Share Repurchase Program and approved a new $250.0 million authorization (the “2017 Share Repurchase Program”). The 2017 Share Repurchase Program will expire on October 21, 2018.

Dividends - The Company declared and paid dividends per share during fiscal year 2017 as follows:

	DIVIDENDS PER SHARE	AMOUNT (dollars in thousands)
First fiscal quarter	$0.08	$8,254

In April 2017, the Board declared a quarterly cash dividend of $0.08 per share, payable on May 19, 2017, to shareholders of record at the close of business on May 8, 2017.

Accumulated Other Comprehensive Loss - Following are the components of Accumulated other comprehensive loss (“AOCL”):

(dollars in thousands)	MARCH 26, 2017	DECEMBER 25, 2016
Foreign currency translation adjustment	$(86,932)	$(107,509)
Unrealized losses on derivatives, net of tax	(2,749)	(3,634)
Accumulated other comprehensive loss	$(89,681)	$(111,143)

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following are the components of Other comprehensive income (loss) during the periods presented:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017	MARCH 27, 2016
Bloomin’ Brands:
Foreign currency translation adjustment	$20,577	$(7,983)

Unrealized gain (loss) on derivatives, net of tax (1)	$101	$(2,735)
Reclassification of adjustment for loss on derivatives included in Net income, net of tax (2)	784	988
Total unrealized gain (loss) on derivatives, net of tax	$885	$(1,747)
Other comprehensive income (loss) attributable to Bloomin’ Brands	$21,462	$(9,730)

Non-controlling interests:
Foreign currency translation adjustment	$(93)	$6
Other comprehensive (loss) income attributable to Non-controlling interests	$(93)	$6

Redeemable non-controlling interests:
Foreign currency translation adjustment	$5	$692
Other comprehensive income attributable to Redeemable non-controlling interests	$5	$692
________________

(1)	Unrealized loss on derivatives is net of tax of ($0.1) million and $1.7 million for the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively.

(2)	Reclassifications of adjustments for losses on derivatives are net of tax of $0.5 million and $0.6 million for the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively.

12.    Derivative Instruments and Hedging Activities

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

The interest rate swaps, which have been designated and qualify as a cash flow hedge, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. Fair value changes in the interest rate swaps are recognized in AOCL for all effective portions. Balances in AOCL are subsequently reclassified to earnings in the same period that the hedged interest payments affect earnings. The Company estimates $3.3 million will be reclassified to interest expense over the next twelve months.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents the fair value, accrued interest and classification of the Company’s interest rate swaps:

(dollars in thousands)	MARCH 26, 2017	DECEMBER 25, 2016	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$3,081	$3,968	Accrued and other current liabilities
Interest rate swaps - liability	1,457	1,999	Other long-term liabilities, net
Total fair value of derivative instruments (1)	$4,538	$5,967

Accrued interest	$372	$408	Accrued and other current liabilities
____________________

(1)	See Note 13 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the interest rate swap on Net income for the thirteen weeks ended March 26, 2017 and March 27, 2016:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017	MARCH 27, 2016
Interest rate swap expense recognized in Interest expense, net (1)	$(1,265)	$(1,614)
Income tax benefit recognized in Provision for income taxes	481	626
Total effects of the interest rate swaps on Net income	$(784)	$(988)
____________________

(1)	During the thirteen weeks ended March 26, 2017 and March 27, 2016, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

The Company records its derivatives on the Consolidated Balance Sheets on a gross balance basis. The Company’s derivatives are subject to master netting arrangements. As of March 26, 2017, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 26, 2017, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of March 26, 2017 and December 25, 2016, the fair value of the Company’s interest rate swaps in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, was $4.9 million and $6.4 million, respectively. As of March 26, 2017 and December 25, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 26, 2017 and December 25, 2016, it could have been required to settle its obligations under the agreements at their termination value of $4.9 million and $6.4 million, respectively.

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of March 26, 2017 and December 25, 2016:

	MARCH 26, 2017			DECEMBER 25, 2016
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$88	$88	$—	$90	$90	$—
Money market funds	15,946	15,946	—	18,607	18,607	—
Restricted cash equivalents:
Fixed income funds	553	553	—	552	552	—
Money market funds	252	252	—	2,518	2,518	—
Total asset recurring fair value measurements	$16,839	$16,839	$—	$21,767	$21,767	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$3,081	$—	$3,081	$3,968	$—	$3,968
Derivative instruments - commodities	171	—	171	157	—	157
Other long-term liabilities:
Derivative instruments - interest rate swaps	1,457	—	1,457	1,999	—	1,999
Total liability recurring fair value measurements	$4,709	$—	$4,709	$6,124	$—	$6,124

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps and commodities. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of March 26, 2017 and December 25, 2016, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis:

	THIRTEEN WEEKS ENDED
	MARCH 26, 2017
(dollars in thousands)	CARRYING VALUE (1)	TOTAL IMPAIRMENT
Assets held for sale	$400	$70
Property, fixtures and equipment	1,067	850
	$1,467	$920
________________

(1)	Carrying value approximates fair value with all assets measured using third-party market appraisals (Level 2).

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of March 26, 2017 and December 25, 2016 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of March 26, 2017 and December 25, 2016:

	MARCH 26, 2017			DECEMBER 25, 2016
		FAIR VALUE			FAIR VALUE
(dollars in thousands)	CARRYING VALUE	LEVEL 2	LEVEL 3	CARRYING VALUE	LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$253,125	$252,176	$—	$258,750	$257,780	$—
Term loan A-1	137,813	137,296	—	140,625	140,098	—
Revolving credit facility	577,000	572,673	—	622,000	617,335	—
PRP Mortgage Loan	13,670	—	13,670	47,202	—	47,202
Other notes payable	1,000	—	981	1,776	—	1,659

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
PRP Mortgage Loan	Assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.
Other notes payable	Discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates, which are used to derive the present value factors for the determination of fair value.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

14.    Income Taxes

	THIRTEEN WEEKS ENDED
	MARCH 26, 2017	MARCH 27, 2016
Effective income tax rate	25.1%	24.0%

The net increase in the effective income tax rate for the thirteen weeks ended March 26, 2017, was primarily due to the change in the blend of taxable income across the Company’s U.S. and international subsidiaries and the change in employment related credits as a percentage of income.

15.    Commitments and Contingencies

Litigation and Other Matters - The Company had $5.9 million and $3.5 million of liabilities recorded for various legal matters as of March 26, 2017 and December 25, 2016, respectively.

In November 2015, David Sears and Elizabeth Thomas, two former Outback Steakhouse managers (“Manager Plaintiffs”), sent a demand letter seeking unpaid overtime compensation on behalf of all managers and kitchen managers employed at Outback Steakhouse restaurants from November 2012 to present. The Manager Plaintiffs claim that managers were not assigned sufficient management duties to qualify as exempt from overtime. In December 2016, the Company agreed to a tentative class settlement for eligible kitchen managers and has accrued a settlement, inclusive of legal fees, of $2.4 million.

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

16.    Segment Reporting

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

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 25, 2016. Revenues for all segments include only transactions with customers and include no intersegment revenues. Excluded from net income from operations for U.S. and International are certain legal and corporate costs not directly related to the performance of the segments, stock-based compensation expenses and certain bonus expenses.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a summary of Total revenue by segment:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017	MARCH 27, 2016
Total revenues
U.S.	$1,032,618	$1,043,779
International	111,205	120,409
Total revenues	$1,143,823	$1,164,188

The following table is a reconciliation of Segment income from operations to Income before provision for income taxes:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017	MARCH 27, 2016
Segment income from operations
U.S.	$100,946	$117,839
International	8,802	11,349
Total segment income from operations	109,748	129,188
Unallocated corporate operating expense	(40,618)	(42,504)
Total income from operations	69,130	86,684
Loss on defeasance, extinguishment and modification of debt	—	(26,580)
Other expense, net	(51)	(19)
Interest expense, net	(9,141)	(12,875)
Income before provision for income taxes	$59,938	$47,210

The following table is a summary of Depreciation and amortization expense by segment:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017	MARCH 27, 2016
Depreciation and amortization
U.S.	$36,600	$38,202
International	6,500	6,547
Corporate	3,490	2,902
Total depreciation and amortization	$46,590	$47,651

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

(xvi)	Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 25, 2016.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of March 26, 2017, we owned and operated 1,242 restaurants and franchised 244 restaurants across 48 states, Puerto Rico, Guam and 20 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Executive Summary

Our financial results for the thirteen weeks ended March 26, 2017 (“first quarter of 2017”) include the following:

•
A decrease in total revenues of 1.7% to $1.1 billion in the first quarter of 2017, as compared to the first quarter of 2016, was primarily due to the sale of Outback Steakhouse South Korea in 2016, partially offset by the effect of foreign currency translation and the net benefit of new restaurant openings and closings.

•
Income from operations of $69.1 million in the first quarter of 2017, as compared to $86.7 million in the first quarter of 2016, decreased primarily due to restaurant closing costs related to the 2017 Closure Initiative and lower operating margin at the restaurant-level, partially offset by lower general and administrative expense.

Following is a summary of significant actions we have taken and other factors that impacted our operating results and liquidity to date in 2017:

Sale-leaseback Transactions - During the thirteen weeks ended March 26, 2017, we entered into sale-leaseback transactions with third-parties in which we sold 12 restaurant properties at fair market value for gross proceeds of $46.1 million.

Share Repurchase Programs - We repurchased 4.2 million shares of common stock year-to-date for a total of $77.7 million. On April 21, 2017, the Board canceled the remaining $52.3 million of authorization under the July 2016 Share Repurchase Program and approved a new $250.0 million authorization. The 2017 Share Repurchase Program will expire on October 21, 2018.

2017 Closure Initiative - On February 15, 2017, we decided to close 43 underperforming restaurants. Most of these restaurants will close in 2017, with the balance closing as leases and certain operating covenants expire or are amended or waived. See Note 3 - Impairments and Exit Costs of our Notes to Consolidated Financial Statements for additional details regarding the 2017 Closure Initiative.

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

•	Customer satisfaction scores—measurement of our customers’ experiences in a variety of key areas.

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

Number of restaurants (at end of the period):	MARCH 26, 2017	MARCH 27, 2016
U.S.
Outback Steakhouse
Company-owned	637	649
Franchised	105	105
Total	742	754
Carrabba’s Italian Grill
Company-owned	228	244
Franchised	2	3
Total	230	247
Bonefish Grill
Company-owned	196	205
Franchised	7	6
Total	203	211
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	67	66
International
Company-owned
Outback Steakhouse - Brazil (1)	83	76
Outback Steakhouse - South Korea	—	74
Other	31	17
Franchised
Outback Steakhouse - South Korea	75	—
Other	55	57
Total	244	224
System-wide total	1,486	1,502
____________________

(1)	The restaurant counts for Brazil are reported as of February 28, 2017 and February 29, 2016, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations and Comprehensive Income in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED
	MARCH 26, 2017	MARCH 27, 2016
Revenues
Restaurant sales	99.3%	99.5%
Other revenues	0.7	0.5
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	32.1	32.4
Labor and other related (1)	28.6	27.9
Other restaurant operating (1)	21.8	21.9
Depreciation and amortization	4.1	4.1
General and administrative	6.3	6.4
Provision for impaired assets and restaurant closings	1.7	0.3
Total costs and expenses	94.0	92.6
Income from operations	6.0	7.4
Loss on defeasance, extinguishment and modification of debt	—	(2.3)
Other expense, net	(*)	(*)
Interest expense, net	(0.8)	(1.0)
Income before provision for income taxes	5.2	4.1
Provision for income taxes	1.3	1.0
Net income	3.9	3.1
Less: net income attributable to noncontrolling interests	0.1	0.1
Net income attributable to Bloomin’ Brands	3.8%	3.0%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the thirteen weeks ended March 26, 2017:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ending March 27, 2016	$1,158.1
Change from:
Divestitures	(42.0)
Restaurant closings	(18.3)
Comparable restaurant sales	(0.5)
Restaurant openings	20.2
Effect of foreign currency translation	18.0
For the period ending March 26, 2017	$1,135.5

The decrease in Restaurant sales in the thirteen weeks ended March 26, 2017 was primarily attributable to: (i) the sale of Outback Steakhouse South Korea restaurants in July 2016 and (ii) the closing of 56 restaurants since December 27, 2015. The decrease in restaurant sales was partially offset by: (i) the opening of 53 new restaurants not included in our

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

comparable restaurant sales base and (ii) the effect of foreign currency translation, due to the appreciation of the Brazil Real.

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases):

	THIRTEEN WEEKS ENDED
	MARCH 26, 2017	MARCH 27, 2016
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more) (1):
U.S.
Outback Steakhouse	1.4%	(1.3)%
Carrabba’s Italian Grill	(3.8)%	(2.0)%
Bonefish Grill	(0.8)%	(2.7)%
Fleming’s Prime Steakhouse & Wine Bar	(2.9)%	1.3%
Combined U.S.	(0.2)%	(1.5)%
International
Outback Steakhouse - Brazil (2)	3.6%	8.8%

Traffic:
U.S.
Outback Steakhouse	(2.1)%	(3.0)%
Carrabba’s Italian Grill	(7.2)%	1.5%
Bonefish Grill	(2.2)%	(5.2)%
Fleming’s Prime Steakhouse & Wine Bar	(7.5)%	1.2%
Combined U.S.	(3.3)%	(2.2)%
International
Outback Steakhouse - Brazil	(1.8)%	0.3%

Average check per person increases (decreases) (3):
U.S.
Outback Steakhouse	3.5%	1.7%
Carrabba’s Italian Grill	3.4%	(3.5)%
Bonefish Grill	1.4%	2.5%
Fleming’s Prime Steakhouse & Wine Bar	4.6%	0.1%
Combined U.S.	3.1%	0.7%
International
Outback Steakhouse - Brazil	6.2%	7.3%
____________________

(1)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(2)	Includes the trading day impact from calendar period reporting of (0.8%) and 1.3% for the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively.

(3)	Average check per person increases (decreases) includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks:

	THIRTEEN WEEKS ENDED
	MARCH 26, 2017	MARCH 27, 2016
Average restaurant unit volumes (dollars in thousands):
U.S.
Outback Steakhouse	$72,061	$70,797
Carrabba’s Italian Grill	$59,565	$61,138
Bonefish Grill	$62,987	$62,761
Fleming’s Prime Steakhouse & Wine Bar	$88,402	$89,910
International
Outback Steakhouse - Brazil (1)	$85,171	$68,036
Operating weeks:
U.S.
Outback Steakhouse	8,372	8,444
Carrabba’s Italian Grill	3,068	3,172
Bonefish Grill	2,600	2,709
Fleming’s Prime Steakhouse & Wine Bar	878	858
International
Outback Steakhouse - Brazil	1,067	976
____________________

(1)	Translated at an average exchange rate of 3.23 and 3.96 for the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively.

Franchise and other revenues

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2017	MARCH 27, 2016
Franchise revenues	$6.6	$4.6
Other revenues	1.7	1.5
Franchise and other revenues	$8.3	$6.1

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2017	MARCH 27, 2016	Change
Cost of sales	$364.7	$375.3
% of Restaurant sales	32.1%	32.4%	(0.3)%

Cost of sales decreased as a percentage of Restaurant sales in the thirteen weeks ended March 26, 2017 as compared to the thirteen weeks ended March 27, 2016. The decrease as a percentage of Restaurant sales was primarily due to: (i) 0.6% from increases in average check per person and (ii) 0.3% from the impact of certain cost savings initiatives. These decreases were partially offset by increases as a percentage of Restaurant sales primarily due to: (i) 0.4% due to investments in portion size and product upgrades and (ii) 0.2% from the timing of our annual managing partner conference.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Labor and other related expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2017	MARCH 27, 2016	Change
Labor and other related	$324.4	$322.8
% of Restaurant sales	28.6%	27.9%	0.7%

Labor and other related expenses increased as a percentage of Restaurant sales in the thirteen weeks ended March 26, 2017 as compared to the thirteen weeks ended March 27, 2016. The increase as a percentage of Restaurant sales was primarily due to: (i) 1.5% from higher kitchen and service labor costs due to higher wage rates and investments in our service model and (ii) 0.2% due to certain Brazil legal contingencies. These increases were partially offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.7% from increases in average check per person and (ii) 0.2% from the sale of Outback Steakhouse South Korea in 2016.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2017	MARCH 27, 2016	Change
Other restaurant operating	$247.9	$253.6
% of Restaurant sales	21.8%	21.9%	(0.1)%

Other restaurant operating expenses decreased as a percentage of Restaurant sales in the thirteen weeks ended March 26, 2017 as compared to the thirteen weeks ended March 27, 2016. The decrease as a percentage of Restaurant sales was primarily due to: (i) 0.7% from higher advertising expense in 2016 primarily due to the launch of the Carrabba’s new menu, (ii) 0.3% from the net impact of the write-off of deferred rent liabilities in connection with certain closure-related initiatives and (iii) 0.2% from the impact of certain cost savings initiatives. These decreases were partially offset by increases as a percentage of Restaurant sales primarily due to: (i) 0.6% from higher net rent expense due to the sale-leaseback of certain properties and (ii) 0.4% from an increase in operating expenses due to inflation.

Depreciation and amortization

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2017	MARCH 27, 2016	Change
Depreciation and amortization	$46.6	$47.7	$(1.1)

Depreciation and amortization expense decreased in the thirteen weeks ended March 26, 2017 as compared to the thirteen weeks ended March 27, 2016. The decrease was primarily due to: (i) disposal of assets related to the sale-leaseback of certain properties, (ii) the sale of Outback Steakhouse South Korea in July 2016 and (iii) assets impaired in connection with the 2017 Closure Initiative, partially offset by additional depreciation expense related to the opening of new restaurants and the relocation or remodel of existing restaurants.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in general and administrative expense for the thirteen weeks ended March 26, 2017:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 27, 2016	$75.0
Change from:
Conference expense (1)	(4.4)
Compensation, benefits and payroll tax (2)	(2.2)
Foreign currency exchange (3)	1.4
Other	2.1
For the period ended March 26, 2017	$71.9
________________

(1)	Conference expense was lower due to the timing of our annual managing partner conference.

(2)	Employee compensation, benefits and payroll tax was lower primarily due to lower headcount resulting from the sale of Outback Steakhouse South Korea and the restructuring of certain functions in 2016.

(3)	Foreign currency exchange primarily includes appreciation of the Brazil Real.

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2017	MARCH 27, 2016	Change
Provision for impaired assets and restaurant closings	$19.1	$3.2	$15.9

Restructuring and Restaurant Closure Initiatives - Following is a summary of expenses related to the Closure Initiatives recognized in Provision for impaired assets and restaurant closings in our Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2017	MARCH 27, 2016
Impairment, facility closure and other expenses
2017 Closure Initiative (1)	$17.5	$—
Bonefish Restructuring (2)	0.8	3.6
International Restaurant Closure Initiative	—	(0.5)
Impairment, facility closure and other expense for Closure Initiatives	$18.3	$3.1
________________

(1)
On February 15, 2017, we decided to close 43 underperforming restaurants. We expect to incur additional charges of approximately $4.0 million to $5.7 million for the 2017 Closure Initiative over the next three years, including costs associated with lease obligations and other closure related obligations.

(2)
In February 2016, we decided to close 14 Bonefish Grill restaurants. We expect to incur additional charges of approximately $2.0 million to $5.1 million for the Bonefish Restructuring over the next two years, including costs associated with lease obligations and other closure related obligations.

The remaining restaurant impairment and closing charges resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for relocation.

See Note 3 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income from operations

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2017	MARCH 27, 2016	Change
Income from operations	$69.1	$86.7	$(17.6)
% of Total revenues	6.0%	7.4%	(1.4)%

The decrease in income from operations generated in the thirteen weeks ended March 26, 2017 as compared to the thirteen weeks ended March 27, 2016 was primarily due to: (i) restaurant closing costs related to the 2017 Closure Initiative and (ii) a decrease in operating margin at the restaurant-level, partially offset by lower general and administrative expense.

Loss on defeasance, extinguishment and modification of debt

In connection with the defeasance of our 2012 CMBS loan, we recognized a loss on defeasance, extinguishment and modification of debt of $26.6 million for the thirteen weeks ended March 27, 2016.

Interest expense, net

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2017	MARCH 27, 2016	Change
Interest expense, net	$9.1	$12.9	$(3.8)

The decrease in interest expense, net in the thirteen weeks ended March 26, 2017 as compared to the thirteen weeks ended March 27, 2016 was primarily due to lower interest expense related to the refinancing of the 2012 CMBS loan in February 2016, partially offset by interest expense from: (i) additional draws on our revolving credit facility and (ii) our financing obligations.

Provision for income taxes

	THIRTEEN WEEKS ENDED
	MARCH 26, 2017	MARCH 27, 2016	Change
Effective income tax rate	25.1%	24.0%	1.1%

The net increase in the effective income tax rate for the thirteen weeks ended March 26, 2017 was primarily due to the change in the blend of taxable income across our U.S. and international subsidiaries and the change in employment related credits as a percentage of income.

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

Revenues for both segments include only transactions with customers and include no intersegment revenues. Excluded from net income from operations for U.S. and International are legal and certain corporate costs not directly related to the performance of the segments, certain stock-based compensation expenses and certain bonus expenses.

Following is a reconciliation of segment income from operations to the consolidated operating results:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017	MARCH 27, 2016
Segment income from operations
U.S.	$100,946	$117,839
International	8,802	11,349
Total segment income from operations	109,748	129,188
Unallocated corporate operating expense	(40,618)	(42,504)
Total income from operations	69,130	86,684
Loss on defeasance, extinguishment and modification of debt	—	(26,580)
Other expense, net	(51)	(19)
Interest expense, net	(9,141)	(12,875)
Income before provision for income taxes	$59,938	$47,210

U.S. Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017	MARCH 27, 2016
Revenues
Restaurant sales	$1,027,212	$1,038,749
Franchise and other revenues	5,406	5,030
Total revenues	$1,032,618	$1,043,779
Restaurant-level operating margin	17.2%	17.3%
Income from operations	$100,946	$117,839
Operating income margin	9.8%	11.3%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the thirteen weeks ended March 26, 2017:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ending March 27, 2016	$1,038.8
Change from:
Restaurant closings	(17.7)
Comparable restaurant sales	(3.0)
Restaurant openings	9.1
For the period ending March 26, 2017	$1,027.2

The decrease in U.S. Restaurant sales in the thirteen weeks ended March 26, 2017 was primarily attributable to: (i) the closing of 50 restaurants since December 27, 2015 and (ii) lower comparable restaurant sales, partially offset by the opening of 16 new restaurants not included in our comparable restaurant sales base.

Restaurant-level operating margin

The decrease in U.S. restaurant-level operating margin in the thirteen weeks ended March 26, 2017 as compared to the thirteen weeks ended March 27, 2016, was primarily due to: (i) higher kitchen and labor costs due to higher wage rates and investments in our service model, (ii) higher net rent expense due to the sale-leaseback of certain properties and (iii) investments in portion size and product upgrades. The decrease was partially offset by: (i) increases in average check per person, (ii) higher advertising expense in 2016 primarily due to the launch of the Carrabba’s new menu and (iii) from the net impact of the write-off of deferred rent liabilities in connection with certain closure-related initiatives.

Income from operations

The decrease in U.S. income from operations generated in the thirteen weeks ended March 26, 2017 as compared to the thirteen weeks ended March 27, 2016 was primarily due to restaurant closing costs from the 2017 Closure Initiative.

International Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017	MARCH 27, 2016
Revenues
Restaurant sales	$108,276	$119,303
Franchise and other revenues	2,929	1,106
Total revenues	$111,205	$120,409
Restaurant-level operating margin	20.3%	19.5%
Income from operations	$8,802	$11,349
Operating income margin	7.9%	9.4%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the change in International segment Restaurant sales for the thirteen weeks ended March 26, 2017:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ending March 27, 2016	$119.3
Change from:
Divestiture of Outback Steakhouse South Korea	(42.0)
Restaurant closings	(0.6)
Effect of foreign currency translation	18.0
Restaurant openings	11.1
Comparable restaurant sales	2.5
For the period ending March 26, 2017	$108.3

The decrease in Restaurant sales in the thirteen weeks ended March 26, 2017 was primarily attributable to the sale of Outback Steakhouse South Korea in July 2016, partially offset by: (i) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar, (ii) the opening of 37 new restaurants not included in our comparable restaurant sales base and (iii) an increase in comparable restaurant sales.

Restaurant-level operating margin

The increase in International restaurant-level operating margin in the thirteen weeks ended March 26, 2017 as compared to the thirteen weeks ended March 27, 2016 was primarily due to: (i) increases in average check per person and (ii) the impact of the sale of Outback Steakhouse South Korea in July 2016. The increase was partially offset by: (i) higher commodity and labor inflation and (ii) certain Brazil legal contingencies.

Income from operations

The decrease in International income from operations in the thirteen weeks ended March 26, 2017 as compared to the thirteen weeks ended March 27, 2016 was primarily due to higher General and administrative expense. General and administrative expense for the International segment increased primarily from the effects of foreign currency exchange.

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

As previously announced, based on a review of our non-GAAP presentations, we determined that, commencing with our results for the first fiscal quarter of 2017, when presenting the non-GAAP measures Adjusted income from operations and the corresponding margins, Adjusted net income and Adjusted diluted earnings per share, we will no longer adjust for expenses incurred in connection with our remodel program or intangible amortization recorded as a result of the acquisition of our Brazil operations. We recast historical comparable periods to conform to the revised presentation.

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

	THIRTEEN WEEKS ENDED
COMPANY-OWNED RESTAURANT SALES (dollars in millions)	MARCH 26, 2017	MARCH 27, 2016
U.S.
Outback Steakhouse	$603	$598
Carrabba’s Italian Grill	183	194
Bonefish Grill	164	170
Fleming’s Prime Steakhouse & Wine Bar	77	77
Total	$1,027	$1,039
International
Outback Steakhouse-Brazil	$91	$66
Outback Steakhouse-South Korea (1)	—	42
Other	17	11
Total	$108	$119
Total Company-owned restaurant sales	$1,135	$1,158
_____________________

(1)	On July 25, 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

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

	THIRTEEN WEEKS ENDED
FRANCHISE SALES (dollars in millions) (1)	MARCH 26, 2017	MARCH 27, 2016
U.S.
Outback Steakhouse	$90	$92
Carrabba's Italian Grill	2	3
Bonefish Grill	4	3
Total	96	98
International
Outback Steakhouse-South Korea (2)	44	—
Other	29	28
Total	73	28
Total franchise sales (1)	$169	$126
Income from franchise sales (3)	$7	$5
_____________________

(1)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)	On July 25, 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

(3)	Represents the franchise royalty income included in the Consolidated Statements of Operations and Comprehensive Income in Other revenues.

Adjusted restaurant-level operating margin

Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Cost of sales, Labor and other related and Other restaurant operating. The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	MARCH 26, 2017		MARCH 27, 2016
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (2)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.1%	32.1%	32.4%	32.4%
Labor and other related	28.6%	28.6%	27.9%	27.9%
Other restaurant operating	21.8%	22.3%	21.9%	22.1%

Restaurant-level operating margin	17.5%	17.0%	17.8%	17.6%
_________________

(1)	Includes adjustments for the write-off of $5.1 million of deferred rent liabilities, primarily associated with the 2017 Closure Initiative, recorded in Other restaurant operating.

(2)	Includes adjustments for the write-off of $1.9 million of deferred rent liabilities, primarily associated with the Bonefish Restructuring, recorded in Other restaurant operating.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 26, 2017	MARCH 27, 2016
Income from operations	$69,130	$86,684
Operating income margin	6.0%	7.4%
Adjustments:
Restaurant impairments and closing costs (1)	15,497	2,131
Restaurant relocations and related costs (2)	2,107	356
Transaction-related expenses (3)	207	572
Severance (4)	—	1,135
Total income from operations adjustments	17,811	4,194
Adjusted income from operations	$86,941	$90,878
Adjusted operating income margin	7.6%	7.8%

Net income attributable to Bloomin’ Brands	$43,910	$34,475
Adjustments:
Income from operations adjustments	17,811	4,194
Loss on defeasance, extinguishment and modification of debt (5)	—	26,580
Total adjustments, before income taxes	17,811	30,774
Adjustment to provision for income taxes (6)	(4,419)	(9,076)
Net adjustments	13,392	21,698
Adjusted net income	$57,302	$56,173

Diluted earnings per share	$0.41	$0.29
Adjusted diluted earnings per share	$0.54	$0.47

Diluted weighted average common shares outstanding	106,413	120,776
_________________

(1)	Represents expenses incurred for the 2017 Closure Initiative, Bonefish Restructuring and International Restaurant Closure Initiative.

(2)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.

(3)	Represents costs incurred in connection with our sale-leaseback initiative.

(4)	Relates to severance expense incurred as a result of the relocation of our Fleming’s operations center to the corporate home office in 2016.

(5)	Relates to the defeasance of the 2012 CMBS loan in 2016.

(6)	Represents income tax effect of the adjustments for the thirteen weeks ended March 26, 2017 and March 27, 2016.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash and Cash Equivalents - As of March 26, 2017, we had $98.4 million in cash and cash equivalents, of which $29.0 million was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

Sale-Leaseback Transactions - During the thirteen weeks ended March 26, 2017, we entered into sale-leaseback transactions with third-parties in which we sold 12 restaurant properties at fair market value for gross proceeds of $46.1 million.

Restructuring - Total aggregate future undiscounted cash expenditures of $40.5 million to $46.9 million for the 2017 Closure Initiative and Bonefish Restructuring, primarily related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029.

Capital Expenditures - We estimate that our capital expenditures will total between $260.0 million and $280.0 million in 2017. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements.

Credit Facilities - As of March 26, 2017, our credit facilities consist of the Senior Secured Credit Facility and the PRP Mortgage Loan. Following is a summary of principal payments and debt issuance from December 25, 2016 to March 26, 2017:

	SENIOR SECURED CREDIT FACILITY			PRP MORTGAGE LOAN	TOTAL CREDIT FACILITIES
	TERM LOANS		REVOLVING FACILITY
(dollars in thousands)	A	A-1
Balance as of December 25, 2016	$258,750	$140,625	$622,000	$47,202	$1,068,577
2017 new debt	—	—	115,500	—	115,500
2017 payments	(5,625)	(2,812)	(160,500)	(33,532)	(202,469)
Balance as of March 26, 2017	$253,125	$137,813	$577,000	$13,670	$981,608

We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of March 26, 2017:

	INTEREST RATE MARCH 26, 2017	ORIGINAL FACILITY	PRINCIPAL MATURITY DATE	OUTSTANDING
(dollars in thousands)				MARCH 26, 2017	DECEMBER 25, 2016
Term loan A, net of discount of $1.1 million (1)	2.82%	$300,000	May 2019	$253,125	$258,750
Term loan A-1	2.95%	150,000	May 2019	137,813	140,625
Revolving credit facility (1)	2.89%	825,000	May 2019	577,000	622,000
Total Senior Secured Credit Facility		$1,275,000		$967,938	$1,021,375
PRP Mortgage Loan	3.45%	$369,512	February 2018	$13,670	$47,202
Total credit facilities		$1,644,512		$981,608	$1,068,577
________________

(1)	Represents the weighted-average interest rate.

Credit Agreement - As of March 26, 2017, we had $220.2 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $27.8 million.

The Credit Agreement contains mandatory prepayment requirements for Term loan A and Term loan A-1. We are required to prepay outstanding amounts under Term loan A and Term loan A-1 with 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount of outstanding Term loan A and Term loan A-1 required to be

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

prepaid may vary based on our leverage ratio and year end results. Other than the required minimum amortization premiums of $33.8 million, we do not anticipate any other payments will be required through April 1, 2018.
We are exploring options to address the 2019 maturity of our Senior Secured Credit Facility.
PRP Mortgage Loan - During 2016, PRP, as borrower, and Wells Fargo Bank, National Association, as Lender, entered into the PRP Mortgage Loan and a subsequent amendment, pursuant to which PRP borrowed $369.5 million. The PRP Mortgage Loan had an initial maturity date of February 11, 2018 with an option to extend the initial maturity for one twelve-month extension provided that certain conditions were satisfied. The PRP Mortgage Loan was collateralized by certain properties owned by PRP. PRP also made negative pledges with respect to certain unencumbered properties.
In April 2017, we repaid the remaining balance of the PRP Mortgage Loan.
Debt Covenants - Our Credit Agreement and PRP Mortgage Loan contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 11 - Long-term Debt, Net in our Annual Report on Form 10-K for the year ended December 25, 2016 for further information.

As of March 26, 2017 and December 25, 2016, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

Cash Flow Hedges of Interest Rate Risk - In September 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, we pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. We estimate $3.3 million will be reclassified to interest expense over the next twelve months. See Note 12 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2017	MARCH 27, 2016
Net cash provided by operating activities	$136,197	$130,725
Net cash used in investing activities	(12,375)	(18,553)
Net cash used in financing activities	(154,355)	(114,634)
Effect of exchange rate changes on cash and cash equivalents	1,740	(1,041)
Net decrease in cash and cash equivalents	$(28,793)	$(3,503)

Operating activities - Net cash provided by operating activities increased during the thirteen weeks ended March 26, 2017, as compared to the thirteen weeks ended March 27, 2016 primarily due to: (i) the timing of payments, (ii) the timing of collections of receivables, (iii) utilization of inventory on hand and (iv) lower cash interest payments. These increases were partially offset by higher income tax payments.

Investing activities - Net cash used in investing activities for the thirteen weeks ended March 26, 2017 consisted primarily of capital expenditures, partially offset by: (i) proceeds from sale-leaseback transactions and (ii) a reduction in restricted cash related to payments on our PRP Mortgage loan.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net cash used in investing activities for the thirteen weeks ended March 27, 2016 consisted primarily of capital expenditures, partially offset by a reduction in restricted cash related to the defeasance of the 2012 CMBS loan and proceeds from sale-leaseback transactions.

Financing activities - Net cash used in financing activities for the thirteen weeks ended March 26, 2017 was primarily attributable to the following: (i) the repurchase of common stock, (ii) payments on our revolving credit facility, net of drawdowns, (iii) repayments on our PRP Mortgage Loan, (iv) payment of cash dividends on our common stock and (v) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by proceeds from the sale of certain properties, which are considered financing obligations.

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

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital:

(dollars in thousands)	MARCH 26, 2017	DECEMBER 25, 2016
Current assets	$241,300	$390,519
Current liabilities	746,788	823,408
Working capital (deficit)	$(505,488)	$(432,889)

Working capital (deficit) included Unearned revenue from unredeemed gift cards of $284.1 million and $388.5 million as of March 26, 2017 and December 25, 2016, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $105.1 million and $113.0 million as of March 26, 2017 and December 25, 2016, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation was $42.2 million as of March 26, 2017.

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

DIVIDENDS AND SHARE REPURCHASES

Dividends - In April 2017, the Board declared a quarterly cash dividend of $0.08 per share, payable on May 19, 2017. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Share Repurchases - On April 21, 2017, the Board canceled the remaining $52.3 million of authorization under the July 2016 Share Repurchase Program and approved a new $250.0 million authorization. The 2017 Share Repurchase Program will expire on October 21, 2018.

The following table presents our dividends and share repurchases from December 29, 2014 through March 26, 2017:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TAXES RELATED TO SETTLEMENT OF EQUITY AWARDS	TOTAL
Fiscal year 2015	$29,332	$169,999	$770	$200,101
Fiscal year 2016	31,379	309,887	447	341,713
First fiscal quarter 2017 (1)	8,254	53,053	143	61,450
Total	$68,965	$532,939	$1,360	$603,264
________________

(1)	Excludes the repurchase of 1.3 million shares for $24.7 million pursuant to trades executed in, but not settled until after, the thirteen weeks ended March 26, 2017.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards, see Note 1 - Description of the Business and Basis of Presentation of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, changes in foreign currency exchange rates and changes in commodity prices. We believe that there have been no material changes in our market risk since December 25, 2016. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 25, 2016 for further information regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of March 26, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended March 26, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 15 - Commitments and Contingencies, of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2016 Form 10-K which could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2016 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of 2017 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended March 26, 2017:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)(2)
December 26, 2016 through January 22, 2017	1,113,625	$17.96	1,113,625	$110,007,070
January 23, 2017 through February 19, 2017	—	$—	—	$110,007,070
February 20, 2017 through March 26, 2017	1,782,122	$18.63	1,773,782	$76,951,899
Total	2,895,747		2,887,407
____________________

(1)
On July 26, 2016, the Board of Directors authorized the repurchase of $300.0 million of our outstanding common stock as announced publicly in our press release issued on July 29, 2016 (the “July 2016 Share Repurchase Program”). Common stock repurchased during the thirteen weeks ended March 26, 2017 represented shares repurchased under the July 2016 Share Repurchase Program and 8,340 shares withheld for tax payments due upon vesting of employee restricted stock awards. Excludes the repurchase of 1.3 million shares for $24.7 million pursuant to trades executed in, but not settled until after, the thirteen weeks ended March 26, 2017.

(2)
On April 21, 2017, the Board of Directors authorized the repurchase of $250.0 million of our outstanding common stock as announced publicly in our press release issued on April 26, 2017 (the “2017 Share Repurchase Program”) and canceled the remaining $52.3 million of authorization under the July 2016 Share Repurchase Program. The 2017 Share Repurchase Program will expire on October 21, 2018.

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Form of Restricted Cash Award Agreement for cash awards granted under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]	Filed herewith

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	May 2, 2017	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]