Form 10-Q
period 2017-06-25
Bloomin' Brands, Inc.
filed 2017-08-01
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2017
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

As of July 27, 2017, 93,406,463 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 25, 2017
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 25, 2017	DECEMBER 25, 2016
ASSETS
Current Assets
Cash and cash equivalents	$103,474	$127,176
Current portion of restricted cash and cash equivalents	—	7,886
Inventories	52,633	65,231
Other current assets, net	97,047	190,226
Total current assets	253,154	390,519
Restricted cash	—	1,124
Property, fixtures and equipment, net	1,194,467	1,237,148
Goodwill	312,890	310,055
Intangible assets, net	529,677	535,523
Deferred income tax assets	56,552	38,764
Other assets, net	134,181	129,146
Total assets	$2,480,921	$2,642,279

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 25, 2017	DECEMBER 25, 2016
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$187,839	$195,371
Accrued and other current liabilities	222,041	204,415
Unearned revenue	269,854	388,543
Current portion of long-term debt	44,497	35,079
Total current liabilities	724,231	823,408
Deferred rent	150,761	151,130
Deferred income tax liabilities	16,568	16,709
Long-term debt, net	1,082,041	1,054,406
Deferred gain on sale-leaseback transactions, net	186,383	181,696
Other long-term liabilities, net	219,153	219,030
Total liabilities	2,379,137	2,446,379
Commitments and contingencies (Note 15)
Mezzanine Equity
Redeemable noncontrolling interests	556	547
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of June 25, 2017 and December 25, 2016	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 95,008,173 and 103,922,110 shares issued and outstanding as of June 25, 2017 and December 25, 2016, respectively	950	1,039
Additional paid-in capital	1,079,749	1,079,583
Accumulated deficit	(891,648)	(786,780)
Accumulated other comprehensive loss	(98,824)	(111,143)
Total Bloomin’ Brands stockholders’ equity	90,227	182,699
Noncontrolling interests	11,001	12,654
Total stockholders’ equity	101,228	195,353
Total liabilities, mezzanine equity and stockholders’ equity	$2,480,921	$2,642,279

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Revenues
Restaurant sales	$1,019,957	$1,072,519	$2,155,445	$2,230,571
Franchise and other revenues	13,025	6,069	21,360	12,205
Total revenues	1,032,982	1,078,588	2,176,805	2,242,776
Costs and expenses
Cost of sales	323,130	346,811	687,878	722,099
Labor and other related	297,857	309,155	622,255	631,960
Other restaurant operating	244,124	250,443	492,064	504,014
Depreciation and amortization	48,063	49,004	94,653	96,655
General and administrative	77,056	68,566	148,997	143,591
Provision for impaired assets and restaurant closings	598	41,276	19,674	44,440
Total costs and expenses	990,828	1,065,255	2,065,521	2,142,759
Income from operations	42,154	13,333	111,284	100,017
Loss on defeasance, extinguishment and modification of debt	(260)	—	(260)	(26,580)
Other income (expense), net	7,281	(1)	7,230	(20)
Interest expense, net	(9,543)	(10,302)	(18,684)	(23,177)
Income before provision for income taxes	39,632	3,030	99,570	50,240
Provision for income taxes	3,303	11,095	18,318	22,422
Net income (loss)	36,329	(8,065)	81,252	27,818
Less: net income attributable to noncontrolling interests	699	1,112	1,712	2,520
Net income (loss) attributable to Bloomin’ Brands	$35,630	$(9,177)	$79,540	$25,298

Net income (loss)	$36,329	$(8,065)	$81,252	$27,818
Other comprehensive income:
Foreign currency translation adjustment	(9,118)	19,965	11,371	12,680
Unrealized loss on derivatives, net of tax	(610)	(2,187)	(509)	(4,922)
Reclassification of adjustment for loss on derivatives included in Net income (loss), net of tax	643	967	1,427	1,955
Comprehensive income	27,244	10,680	93,541	37,531
Less: comprehensive income attributable to noncontrolling interests	757	2,820	1,682	4,926
Comprehensive income attributable to Bloomin’ Brands	$26,487	$7,860	$91,859	$32,605

Earnings (loss) per share:
Basic	$0.36	$(0.08)	$0.79	$0.22
Diluted	$0.35	$(0.08)	$0.76	$0.21
Weighted average common shares outstanding:
Basic	98,852	113,330	100,963	115,630
Diluted	102,421	113,330	104,417	118,560

Cash dividends declared per common share	$0.08	$0.07	$0.16	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 25, 2016	103,922	$1,039	$1,079,583	$(786,780)	$(111,143)	$12,654	$195,353
Net income	—	—	—	79,540	—	1,837	81,377
Other comprehensive income (loss), net of tax	—	—	—	—	12,319	(38)	12,281
Cash dividends declared, $0.16 per common share	—	—	(16,308)	—	—	—	(16,308)
Repurchase and retirement of common stock	(9,917)	(99)	—	(198,629)	—	—	(198,728)
Stock-based compensation	—	—	12,716	—	—	—	12,716
Common stock issued under stock plans (1)	1,003	10	4,597	(143)	—	—	4,464
Change in the redemption value of redeemable interests	—	—	(126)	—	—	—	(126)
Purchase of noncontrolling interests, net of tax of $45	—	—	(713)	—	—	(179)	(892)
Distributions to noncontrolling interests	—	—	—	—	—	(3,754)	(3,754)
Contributions from noncontrolling interests	—	—	—	—	—	481	481
Cumulative-effect from a change in accounting principle	—	—	—	14,364	—	—	14,364
Balance, June 25, 2017	95,008	$950	$1,079,749	$(891,648)	$(98,824)	$11,001	$101,228

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 27, 2015	119,215	$1,192	$1,072,861	$(518,360)	$(147,367)	$13,574	$421,900
Net income	—	—	—	25,298	—	2,139	27,437
Other comprehensive income (loss), net of tax	—	—	—	—	7,307	(24)	7,283
Cash dividends declared, $0.14 per common share	—	—	(16,216)	—	—	—	(16,216)
Repurchase and retirement of common stock	(7,775)	(78)	—	(139,814)	—	—	(139,892)
Stock-based compensation	—		12,854	—	—	—	12,854
Tax shortfall from stock-based compensation	—	—	(594)	—	—	—	(594)
Common stock issued under stock plans (1)	425	5	632	(329)	—	—	308
Change in the redemption value of redeemable interests	—	—	(1,349)	—	—	—	(1,349)
Purchase of noncontrolling interests, net of tax of $522	—	—	569	—	—	164	733
Distributions to noncontrolling interests	—	—	—	—	—	(3,652)	(3,652)
Contributions from noncontrolling interests	—	—	—	—	—	453	453
Balance, June 26, 2016	111,865	$1,119	$1,068,757	$(633,205)	$(140,060)	$12,654	$309,265
________________

(1)	Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017	JUNE 26, 2016
Cash flows provided by operating activities:
Net income	$81,252	$27,818
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	94,653	96,655
Amortization of deferred discounts and issuance costs	1,637	2,542
Amortization of deferred gift card sales commissions	13,756	15,832
Provision for impaired assets and restaurant closings	19,674	44,440
Stock-based and other non-cash compensation expense	13,901	11,454
Deferred income tax (benefit) expense	(989)	3,187
Gain on sale of a business	(7,284)	—
Loss on defeasance, extinguishment and modification of debt	260	26,580
Recognition of deferred gain on sale-leaseback transactions	(5,816)	(1,739)
Excess tax benefit from stock-based compensation	—	(378)
Other non-cash items, net	1,799	(669)
Change in assets and liabilities	(29,708)	(20,306)
Net cash provided by operating activities	183,135	205,416
Cash flows (used in) provided by investing activities:
Proceeds from sale-leaseback transactions, net	49,780	160,597
Proceeds from sale of a business	33,994	—
Capital expenditures	(116,256)	(109,319)
Decrease in restricted cash	14,969	35,238
Increase in restricted cash	(5,957)	(12,999)
Other investments, net	(1,119)	(3,383)
Net cash (used in) provided by investing activities	$(24,589)	$70,134

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017	JUNE 26, 2016
Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net	$124,438	$294,699
Defeasance, extinguishment and modification of debt	—	(478,906)
Repayments of long-term debt	(64,399)	(103,728)
Proceeds from borrowings on revolving credit facilities, net	341,000	414,000
Repayments of borrowings on revolving credit facilities	(364,500)	(233,000)
Proceeds from failed sale-leaseback transactions, net	5,942	—
Proceeds from the exercise of share-based compensation	4,607	637
Distributions to noncontrolling interests	(3,754)	(3,652)
Contributions from noncontrolling interests	481	539
Purchase of limited partnership and noncontrolling interests	(4,024)	(8,983)
Repayments of partner deposits and accrued partner obligations	(7,862)	(10,018)
Repurchase of common stock	(198,871)	(140,221)
Excess tax benefit from stock-based compensation	—	378
Cash dividends paid on common stock	(16,308)	(16,216)
Net cash used in financing activities	(183,250)	(284,471)
Effect of exchange rate changes on cash and cash equivalents	1,002	853
Transfer of cash and cash equivalents to assets held for sale	—	(22,195)
Net decrease in cash and cash equivalents	(23,702)	(30,263)
Cash and cash equivalents as of the beginning of the period	127,176	132,337
Cash and cash equivalents as of the end of the period	$103,474	$102,074
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,393	$23,031
Cash paid for income taxes, net of refunds	22,695	15,087
Supplemental disclosures of non-cash investing and financing activities:
Change in acquisition of property, fixtures and equipment included in accounts payable or capital lease liabilities	$(2,564)	$15,721
Purchase of noncontrolling interest included in accrued and other current liabilities	898	—

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

Recently Adopted Financial Accounting Standards - Effective December 26, 2016, the Company adopted Accounting Standards Update (“ASU”) 2016-09: “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. Upon adoption, the Company made an accounting policy election to recognize forfeitures as they occur. Using the modified retrospective transition method required under the standard, the Company recorded a cumulative-effect adjustment for the adoption of ASU No. 2016-09 of $14.4 million for previously unrecognized excess tax benefits, which increased Deferred tax assets and reduced Accumulated deficit. The recognition of excess tax benefits and tax shortfalls in the income statement and presentation of excess tax benefits on the statement of cash flows were adopted prospectively, with no adjustments made to prior periods. The remaining provisions of ASU No. 2016-09 did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Financial Accounting Standards Not Yet Adopted - In January 2017, the Financial Accounting Standards Board (“the FASB”) issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU No. 2017-04”). ASU No. 2017-04 eliminates the second step of goodwill impairment, which requires a hypothetical purchase price allocation. Under ASU No. 2017-04, goodwill impairment will be calculated as the amount a reporting unit’s carrying value exceeds its calculated fair value. ASU No. 2017-04 will be applied prospectively and is effective for the Company in fiscal year 2020, with early adoption permitted. The Company does not expect the adoption of ASU No. 2017-04 to have a material impact on its Consolidated Financial Statements.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers” (“ASU No. 2014-09”). ASU No. 2014-09 provides a single source of guidance for revenue arising from contracts with customers and supersedes current revenue recognition standards. Under ASU No. 2014-09, revenue is recognized in an amount that reflects the consideration an entity expects to receive for the transfer of goods and services. The standard also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09, as amended, will be effective for the Company in fiscal year 2018 and the transition method is applied retrospectively to each period presented or as a cumulative-effect adjustment at the date of adoption.

While the Company continues to assess all potential impacts of the standard, it currently believes the most significant impact relates to accounting for gift card breakage and advertising fees charged to franchisees. Under the new standard, the Company expects to recognize gift card breakage proportional to actual gift card redemptions. Advertising fees charged to franchisees, which are currently recorded as a reduction to Other restaurant operating expenses, will be recognized as revenue. In addition, initial franchise fees will be recognized over the term of the franchise agreement, which is not expected to have a material impact on the Consolidated Financial Statements. Additionally, the Company is assessing the impacts of the disclosures required by ASU No. 2014-09. The Company has not yet determined transition methodology as it continues to evaluate materiality and industry best practice.

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

2.    Disposals

Refranchising - During the thirteen weeks ended June 25, 2017, the Company completed the sale of 54 of its existing U.S. Company-owned Outback Steakhouse and Carrabba’s Italian Grill locations to two of its existing franchisees (the “Buyers”) for aggregate cash proceeds of $36.2 million, net of certain closing adjustments. The transactions resulted in aggregate net gain of $7.4 million, recorded within Other income (expense), net, in the Consolidated Statements of Operations and Other Comprehensive Income, and is net of an impairment of $1.7 million related to certain Company-owned assets leased to the Buyers. Included in the cash proceeds are initial franchise fees of $2.2 million that are recorded within Franchise and other revenues in the Consolidated Statements of Operations and Other Comprehensive Income.

These restaurants are now operated as franchises by the Buyers and the Company remains contingently liable on certain of the real estate lease agreements assigned to the Buyers. See Note 15 - Commitments and Contingencies for additional details regarding lease guarantees.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Outback Steakhouse South Korea - In 2016, the Company completed the sale of its Outback Steakhouse subsidiary in South Korea (“Outback Steakhouse South Korea”). Following is the Loss before income taxes of Outback Steakhouse South Korea included in the Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2016	JUNE 26, 2016
Loss before income taxes (1)	$(38,601)	$(34,594)
________________

(1)	Includes impairment charges of $39.6 million for Assets held for sale during the thirteen and twenty-six weeks ended June 26, 2016.

3.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Impairment losses
U.S.	$12	$81	$932	$81
International	—	39,636	—	39,636
Total impairment losses	$12	$39,717	$932	$39,717
Restaurant closure expenses
U.S.	$586	$1,221	$18,742	$4,849
International	—	338	—	(126)
Total restaurant closure expenses	$586	$1,559	$18,742	$4,723
Provision for impaired assets and restaurant closings	$598	$41,276	$19,674	$44,440

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Closure Initiative and Restructuring Costs - Following is a summary of expenses related to the 2017 Closure Initiative and Bonefish Restructuring (the “Closure Initiatives”) recognized in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Impairment, facility closure and other expenses
2017 Closure Initiative (1)	$(244)	$—	$17,203	$—
Bonefish Restructuring (2)	—	807	809	4,380
Provision for impaired assets and restaurant closings	$(244)	$807	$18,012	$4,380
Severance and other expenses
2017 Closure Initiative (1)	$766	$—	$2,948	$—
Bonefish Restructuring (2)	—	26	—	601
General and administrative	$766	$26	$2,948	$601
Reversal of deferred rent liability
2017 Closure Initiative (1)	$180	$—	$(4,761)	$—
Bonefish Restructuring (2)	—	(876)	—	(2,801)
Other restaurant operating	$180	$(876)	$(4,761)	$(2,801)
	$702	$(43)	$16,199	$2,180
________________

(1)
On February 15, 2017, the Company decided to close 43 underperforming restaurants (the “2017 Closure Initiative”). Most of these restaurants were closed in 2017 to date, with the balance closing as leases and certain operating covenants expire or are amended or waived. Expenses related to the 2017 Closure Initiative for the thirteen and twenty-six weeks ended June 25, 2017 are recognized within the U.S. segment.

(2)
On February 12, 2016, the Company decided to close 14 Bonefish Grill restaurants (“Bonefish Restructuring”). The Company expects to substantially complete these restaurant closings through the first quarter of 2019. Expenses related to the Bonefish Restructuring are recognized within the U.S. segment.

The remaining restaurant impairment and closing charges resulted primarily from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for relocation.

Projected Future Expenses and Cash Expenditures - The Company currently expects to incur additional charges for the Closure Initiatives over the next two to three years, including costs associated with lease obligations, employee terminations and other closure-related obligations. Following is a summary of estimated pre-tax expense by type:

Estimated future expense (dollars in millions)	2017 CLOSURE INITIATIVE			BONEFISH RESTRUCTURING
Lease related liabilities, net of subleases	$3.2	to	$4.1	$2.2	to	$5.1
Employee severance and other obligations	0.4	to	0.7	0.3	to	0.6
Total estimated future expense	$3.6	to	$4.8	$2.5	to	$5.7

Total estimated future cash expenditures (dollars in millions)	$25.3		$29.5	$10.1	to	$12.3

Total future undiscounted cash expenditures for the 2017 Closure Initiative and Bonefish Restructuring, primarily related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029 and October 2024, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Accrued Facility Closure and Other Costs Rollforward - The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the Closure Initiatives, during the twenty-six weeks ended June 25, 2017:

TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2017
Beginning of the period	$6,557
Charges	19,759
Cash payments	(4,850)
Adjustments	(1,017)
End of the period (1)	$20,449
________________

(1)
As of June 25, 2017, the Company had exit-related accruals of $6.5 million recorded in Accrued and other current liabilities and $13.9 million recorded in Other long-term liabilities, net in the Consolidated Balance Sheet.

4.    Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per share:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Net income (loss) attributable to Bloomin’ Brands	$35,630	$(9,177)	$79,540	$25,298

Basic weighted average common shares outstanding	98,852	113,330	100,963	115,630

Effect of diluted securities:
Stock options	3,128	—	3,030	2,719
Nonvested restricted stock and restricted stock units	433	—	394	208
Nonvested performance-based share units	8	—	30	3
Diluted weighted average common shares outstanding	102,421	113,330	104,417	118,560

Basic earnings (loss) per share	$0.36	$(0.08)	$0.79	$0.22
Diluted earnings (loss) per share	$0.35	$(0.08)	$0.76	$0.21

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect was antidilutive were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(shares in thousands)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Stock options	5,359	8,269	5,462	4,854
Nonvested restricted stock and restricted stock units	153	587	172	376
Nonvested performance-based share units	262	77	317	83

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

5.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Stock options	$2,944	$3,301	$5,699	$6,019
Restricted stock and restricted stock units	2,689	2,518	5,242	4,562
Performance-based share units	820	867	1,236	1,752
	$6,453	$6,686	$12,177	$12,333

During the twenty-six weeks ended June 25, 2017, the Company made grants to its employees of 1.2 million stock options, 0.6 million time-based restricted stock units and 0.4 million performance-based share units.

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows:

	TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017	JUNE 26, 2016
Assumptions:
Weighted-average risk-free interest rate (1)	1.93%	1.33%
Dividend yield (2)	1.84%	1.60%
Expected term (3)	6.3 years	6.1 years
Weighted-average volatility (4)	33.73%	35.20%

Weighted-average grant date fair value per option	$5.09	$5.27
________________

(1)	Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)
Expected term represents the period of time that the options are expected to be outstanding. The simplified method of estimating the expected term is used since the Company does not have significant historical exercise experience for its stock options.

(4)	Volatility is based on the historical volatilities of the Company’s stock and the stock of comparable peer companies.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of June 25, 2017:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$20,204	2.5
Restricted stock and restricted stock units	$25,436	2.8
Performance-based share units	$6,017	2.1

As of June 25, 2017, the maximum number of shares of common stock available for issuance pursuant to the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan was 3,827,305.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

6.    Other Current Assets, Net

Other current assets, net, consisted of the following:

(dollars in thousands)	JUNE 25, 2017	DECEMBER 25, 2016
Prepaid expenses	$26,539	$35,298
Accounts receivable - gift cards, net	18,355	102,664
Accounts receivable - vendors, net	7,093	10,107
Accounts receivable - franchisees, net	2,739	1,677
Accounts receivable - other, net	20,682	20,497
Assets held for sale	4,118	1,331
Other current assets, net	17,521	18,652
	$97,047	$190,226

7.     Property, Fixtures and Equipment, Net

During the twenty-six weeks ended June 25, 2017, the Company entered into sale-leaseback transactions with third-parties in which it sold 14 restaurant properties at fair market value for gross proceeds of $51.5 million. In connection with the sale-leaseback transactions, the Company recorded deferred gains of $14.1 million, which are amortized to Other restaurant operating expense in the Consolidated Statements of Operations and Comprehensive Income over the initial term of each lease, ranging from 10 to 20 years. In addition, during the first quarter of 2017, the Company sold one property to a third party for gross proceeds of $6.0 million that did not qualify for sale-leaseback accounting. During the second quarter of 2017, the restaurant was sold and the associated assets and financing obligation were derecognized.

Subsequent to June 25, 2017, the Company entered into sale-leaseback transactions with third-parties in which it sold ten restaurant properties at fair market value for gross proceeds of $32.3 million.

8.     Goodwill and Intangible Assets, Net

The following table is a rollforward of goodwill:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 25, 2016	$172,424	$137,631	$310,055
Translation adjustments	—	4,492	4,492
Divestitures (1)	(1,657)	—	(1,657)
Balance as of June 25, 2017	$170,767	$142,123	$312,890
________________

(1)
During the twenty-six weeks ended June 25, 2017, the Company disposed of Goodwill in connection with the sale of 54 of its U.S. Company-owned Outback Steakhouse and Carrabba’s Italian Grill locations to existing franchisees.

The Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during the fiscal second quarters of 2017 and 2016. In connection with these assessments, the Company did not record any goodwill or indefinite-lived intangible impairment charges.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

9.    Long-term Debt, Net

Following is a summary of outstanding long-term debt:

	JUNE 25, 2017		DECEMBER 25, 2016
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$247,500	3.07%	$258,750	2.63%
Term loan A-1	135,000	3.19%	140,625	2.70%
Term loan A-2	125,000	3.19%	—	—%
Revolving credit facility (1)	598,500	3.14%	622,000	2.67%
Total Senior Secured Credit Facility	$1,106,000		$1,021,375
PRP Mortgage Loan	—	—%	47,202	3.21%
Financing obligations	19,587	7.45% to 7.60%	19,595	7.45% to 7.60%
Capital lease obligations	2,253		2,364
Other notes payable	1,000	0.00% to 2.18%	1,776	0.00% to 7.00%
Less: unamortized debt discount and issuance costs	(2,302)		(2,827)
	$1,126,538		$1,089,485
Less: current portion of long-term debt	(44,497)		(35,079)
Long-term debt, net	$1,082,041		$1,054,406
________________

(1)	Represents the weighted-average interest rate for the respective period.

Credit Agreement Amendment - On May 22, 2017, OSI Restaurant Partners, LLC (“OSI”), a wholly-owned subsidiary of the Company, entered into an amendment (the “Amendment”) to its existing credit agreement, dated October 26, 2012 (as previously amended, the “Credit Agreement”). The Amendment provided an incremental Term loan A-2 in an aggregate principal amount of $125.0 million. No other material changes were made to the terms of OSI’s Credit Agreement as a result of the Amendment.

The following is a summary of required principal payments for the Amendment (dollars in thousands):

SCHEDULED QUARTERLY PAYMENT DATES	TERM LOAN A-2
September 30, 2017 through June 30, 2018	$2,344
September 30, 2018 through March 31, 2019	$3,125

Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of June 25, 2017:

(dollars in thousands)	JUNE 25, 2017
Year 1	$44,497
Year 2	1,061,176
Year 3	519
Year 4	444
Year 5	416
Thereafter	19,486
Total	$1,126,538

Debt Covenants - As of June 25, 2017 and December 25, 2016, the Company was in compliance with its debt covenants.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

10.    Redeemable Noncontrolling Interests

The Company consolidates subsidiaries in which it has noncontrolling interests that are permitted to deliver subsidiary shares in exchange for cash at a future date. The following table presents a rollforward of Redeemable noncontrolling interests during the twenty-six weeks ended June 25, 2017 and June 26, 2016:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2017	JUNE 26, 2016
Balance, beginning of period	$547	$23,526
Change in redemption value of Redeemable noncontrolling interests	126	1,349
Foreign currency translation attributable to Redeemable noncontrolling interests	8	2,430
Net (loss) income attributable to Redeemable noncontrolling interests	(125)	381
Purchase of Redeemable noncontrolling interests	—	(3,552)
Balance, end of period	$556	$24,134

11.	Stockholders’ Equity

Share Repurchases - On July 26, 2016, the Board of Directors (“the Board”) approved a $300.0 million authorization (the “July 2016 Share Repurchase Program”). On April 21, 2017, the Board canceled the remaining $52.3 million of authorization under the July 2016 Share Repurchase Program and approved a new $250.0 million authorization (the “2017 Share Repurchase Program”). The 2017 Share Repurchase Program will expire on October 21, 2018. As of June 25, 2017, $129.0 million remained available for repurchase under the 2017 Share Repurchase Program. Following is a summary of the shares repurchased under the Company’s share repurchase programs during fiscal year 2017:

	NUMBER OF SHARES (in thousands)	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT (dollars in thousands)
First fiscal quarter	2,887	$18.37	$53,053
Second fiscal quarter (1)	7,030	$20.72	145,675
Total common stock repurchases	9,917	$20.04	$198,728
________________

(1)	Subsequent to June 25, 2017, the Company repurchased 1.6 million shares of its common stock for $34.0 million under a Rule 10b5-1 plan.

Dividends - The Company declared and paid dividends per share during fiscal year 2017 as follows:

	DIVIDENDS PER SHARE	AMOUNT (dollars in thousands)
First fiscal quarter	$0.08	$8,254
Second fiscal quarter	0.08	8,054
Total cash dividends declared and paid	$0.16	$16,308

In July 2017, the Board declared a quarterly cash dividend of $0.08 per share, payable on August 23, 2017, to shareholders of record at the close of business on August 9, 2017.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Accumulated Other Comprehensive Loss - Following are the components of Accumulated other comprehensive loss (“AOCL”):

(dollars in thousands)	JUNE 25, 2017	DECEMBER 25, 2016
Foreign currency translation adjustment	$(96,108)	$(107,509)
Unrealized losses on derivatives, net of tax	(2,716)	(3,634)
Accumulated other comprehensive loss	$(98,824)	$(111,143)

Following are the components of Other comprehensive income (loss) during the periods presented:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Bloomin’ Brands:
Foreign currency translation adjustment	$(9,176)	$18,257	$11,401	$10,274

Unrealized loss on derivatives, net of tax (1)	$(610)	$(2,187)	$(509)	$(4,922)
Reclassification of adjustment for loss on derivatives included in Net income (loss), net of tax (2)	643	967	1,427	1,955
Total unrealized gain (loss) on derivatives, net of tax	$33	$(1,220)	$918	$(2,967)
Other comprehensive (loss) income attributable to Bloomin’ Brands	$(9,143)	$17,037	$12,319	$7,307

Non-controlling interests:
Foreign currency translation adjustment	$55	$(30)	$(38)	$(24)
Other comprehensive income (loss) attributable to Non-controlling interests	$55	$(30)	$(38)	$(24)

Redeemable non-controlling interests:
Foreign currency translation adjustment	$3	$1,738	$8	$2,430
Other comprehensive income attributable to Redeemable non-controlling interests	$3	$1,738	$8	$2,430
________________

(1)
Unrealized loss on derivatives is net of tax of $0.4 million and $1.4 million for the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively, and $0.3 million and $3.2 million for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively.

(2)
Reclassifications of adjustments for losses on derivatives are net of tax of $0.4 million and $0.6 million for the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively, and $0.9 million and $1.3 million for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively.

12.    Derivative Instruments and Hedging Activities

Interest Rate Risk - The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages economic risks, including interest rate risk, primarily by managing the amount, sources and duration of its debt funding and through the use of derivative financial instruments. The Company’s objectives in using interest rate derivatives, primarily interest rate swaps, are to add stability to interest expense and to manage its exposure to interest rate movements.
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

The interest rate swaps, which have been designated and qualify as a cash flow hedge, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. Fair value changes in the interest rate swaps are recognized in AOCL for all effective portions. Balances in AOCL are subsequently reclassified to earnings in the same period that the hedged interest payments affect earnings. The Company estimates $2.8 million will be reclassified to interest expense over the next twelve months.

The following table presents the fair value, accrued interest and classification of the Company’s interest rate swaps:

(dollars in thousands)	JUNE 25, 2017	DECEMBER 25, 2016	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$2,641	$3,968	Accrued and other current liabilities
Interest rate swaps - liability	1,845	1,999	Other long-term liabilities, net
Total fair value of derivative instruments (1)	$4,486	$5,967

Accrued interest	$282	$408	Accrued and other current liabilities
____________________

(1)	See Note 13 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the interest rate swaps on Net income (loss) for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Interest rate swap expense recognized in Interest expense, net (1)	$(1,036)	$(1,597)	$(2,301)	$(3,211)
Income tax benefit recognized in Provision for income taxes	393	630	874	1,256
Total effects of the interest rate swaps on Net income (loss)	$(643)	$(967)	$(1,427)	$(1,955)
____________________

(1)	During the thirteen and twenty-six weeks ended June 25, 2017 and June 26, 2016, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

The Company records its derivatives on the Consolidated Balance Sheets on a gross balance basis. The Company’s derivatives are subject to master netting arrangements. As of June 25, 2017, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of June 25, 2017, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

As of June 25, 2017 and December 25, 2016, the fair value of the Company’s interest rate swaps in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, was $4.8 million and $6.4 million, respectively. As of June 25, 2017 and December 25, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 25, 2017 and December 25, 2016, it could have been required to settle its obligations under the agreements at their termination value of $4.8 million and $6.4 million, respectively.

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of June 25, 2017 and December 25, 2016:

	JUNE 25, 2017			DECEMBER 25, 2016
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$86	$86	$—	$90	$90	$—
Money market funds	23,396	23,396	—	18,607	18,607	—
Restricted cash equivalents:
Fixed income funds	—	—	—	552	552	—
Money market funds	—	—	—	2,518	2,518	—
Total asset recurring fair value measurements	$23,482	$23,482	$—	$21,767	$21,767	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$2,641	$—	$2,641	$3,968	$—	$3,968
Derivative instruments - commodities	105	—	105	157	—	157
Other long-term liabilities:
Derivative instruments - interest rate swaps	1,845	—	1,845	1,999	—	1,999
Total liability recurring fair value measurements	$4,591	$—	$4,591	$6,124	$—	$6,124

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps and commodities. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of June 25, 2017 and December 25, 2016, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017		JUNE 25, 2017
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE (1)	TOTAL IMPAIRMENT
Assets held for sale	$—	$—	$400	$70
Property, fixtures and equipment	—	12	1,067	862
	$—	$12	$1,467	$932

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 26, 2016		JUNE 26, 2016
(dollars in thousands)	CARRYING VALUE (2)	TOTAL IMPAIRMENT	CARRYING VALUE (2)	TOTAL IMPAIRMENT
Assets held for sale	$43,995	$39,717	$43,995	$39,717
	$43,995	$39,717	$43,995	$39,717
________________

(1)	Carrying value approximates fair value with all assets measured using third-party market appraisals (Level 2).

(2)	Carrying value approximates fair value with all assets measured using executed sales contracts (Level 2).

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of June 25, 2017 and December 25, 2016 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of June 25, 2017 and December 25, 2016:

	JUNE 25, 2017			DECEMBER 25, 2016
	CARRYING VALUE	FAIR VALUE		CARRYING VALUE	FAIR VALUE
(dollars in thousands)		LEVEL 2	LEVEL 3		LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$247,500	$246,572	$—	$258,750	$257,780	$—
Term loan A-1	135,000	134,494	—	140,625	140,098	—
Term loan A-2	125,000	124,531	—	—	—	—
Revolving credit facility	598,500	594,011	—	622,000	617,335	—
PRP Mortgage Loan	—	—	—	47,202	—	47,202
Other notes payable	1,000	—	983	1,776	—	1,659

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
PRP Mortgage Loan	Assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.
Other notes payable	Discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates, which are used to derive the present value factors for the determination of fair value.

14.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Effective income tax rate	8.3%	366.2%	18.4%	44.6%

The effective income tax rate for the thirteen weeks ended June 25, 2017 decreased 357.9% as compared to the thirteen weeks ended June 26, 2016. Approximately 348% of this net decrease was due to the impairment and additional tax liabilities recorded in connection with the sale of Outback Steakhouse South Korea in 2016. The remaining decrease was primarily due to the impact of certain favorable discrete tax items recorded in 2017 and the change in the blend of taxable income across the Company’s U.S. and international subsidiaries.

The effective income tax rate for the twenty-six weeks ended June 25, 2017 decreased 26.2% as compared to the twenty-six weeks ended June 26, 2016. Approximately 23% of this net decrease was due to the impairment and additional tax liabilities recorded in connection with the sale of Outback Steakhouse South Korea in 2016. The remaining decrease was primarily due to the impact of certain favorable discrete tax items recorded in 2017 and the change in the blend of taxable income across the Company’s U.S. and international subsidiaries.

The effective income tax rate for the thirteen and twenty-six weeks ended June 25, 2017 was lower than the blended federal and state statutory rate of approximately 39%, primarily due to the benefit of employment-related tax credits and certain favorable discrete tax items recorded in 2017.

15.    Commitments and Contingencies

Litigation and Other Matters - The Company had $3.6 million and $3.5 million of liabilities recorded for various legal matters as of June 25, 2017 and December 25, 2016, respectively.

In November 2015, David Sears and Elizabeth Thomas, two former Outback Steakhouse managers (“Manager Plaintiffs”), sent a demand letter seeking unpaid overtime compensation on behalf of all managers and kitchen managers employed at Outback Steakhouse restaurants from November 2012 to present. The Manager Plaintiffs claim that managers were not assigned sufficient management duties to qualify as exempt from overtime. In December 2016, the Company agreed to a tentative class settlement for eligible kitchen managers and accrued a settlement, inclusive of legal fees, of $2.4 million. During the second quarter of 2017, the class period closed and the Company made final payment to the class of $2.3 million.

The Company is subject to legal proceedings, claims and liabilities, such as liquor liability, slip and fall cases, wage-and-hour and other employment-related litigation which arise in the ordinary course of business and are generally covered by insurance if they exceed specified retention or deductible amounts, with the exception of wage-and-hour cases which are not covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions will not have a material adverse impact on the Company’s financial position or results of operations and cash flows.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Lease Guarantees - As a result of the Company assigning its interest in obligations under real estate leases in connection with the sale of certain restaurants, the Company is contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2032. As of June 25, 2017, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was approximately $28.6 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of June 25, 2017 was approximately $17.8 million. The Company believes the financial strength and operating history of the buyers significantly reduces the risk that the Company will be required to make payments under these leases. Accordingly, no liability has been recorded.

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

The following table is a summary of Total revenue by segment:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Total revenues
U.S.	$917,369	$958,981	$1,949,987	$2,002,760
International	115,613	119,607	226,818	240,016
Total revenues	$1,032,982	$1,078,588	$2,176,805	$2,242,776

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a reconciliation of Segment income (loss) from operations to Income before provision for income taxes:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Segment income (loss) from operations
U.S.	$75,068	$89,010	$176,014	$206,849
International	9,679	(34,573)	18,481	(23,224)
Total segment income from operations	84,747	54,437	194,495	183,625
Unallocated corporate operating expense	(42,593)	(41,104)	(83,211)	(83,608)
Total income from operations	42,154	13,333	111,284	100,017
Loss on defeasance, extinguishment and modification of debt	(260)	—	(260)	(26,580)
Other income (expense), net	7,281	(1)	7,230	(20)
Interest expense, net	(9,543)	(10,302)	(18,684)	(23,177)
Income before provision for income taxes	$39,632	$3,030	$99,570	$50,240

The following table is a summary of Depreciation and amortization expense by segment:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Depreciation and amortization
U.S.	$37,406	$38,960	$74,006	$77,162
International	7,014	6,954	13,514	13,501
Corporate	3,643	3,090	7,133	5,992
Total depreciation and amortization	$48,063	$49,004	$94,653	$96,655

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

(viii)	Our ability to protect our information technology systems from interruption or security breach and to protect consumer data and personal employee information;

(ix)	The effects of international economic, political and social conditions and legal systems on our foreign operations and on foreign currency exchange rates;

(x)	Our ability to preserve and grow the reputation and value of our brands;

(xi)	Seasonal and periodic fluctuations in our results and the effects of significant adverse weather conditions and other disasters or unforeseen events;

(xii)	Our ability to effectively respond to changes in patterns of consumer traffic, consumer tastes and dietary habits;

(xiii)	Strategic actions, including acquisitions and dispositions, and our success in integrating any newly acquired or newly created businesses;

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of June 25, 2017, we owned and operated 1,192 restaurants and franchised 296 restaurants across 48 states, Puerto Rico, Guam and 19 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Executive Summary

Our financial results for the thirteen weeks ended June 25, 2017 (“second quarter of 2017”) include the following:

•
A decrease in total revenues of 4.2% to $1.0 billion in the second quarter of 2017, as compared to the second quarter of 2016, was primarily due to refranchising internationally and domestically and the net impact of restaurant closings and new restaurant openings, partially offset by the effect of foreign currency translation and increases in franchise revenues.

•
Income from operations of $42.2 million in the second quarter of 2017, as compared to $13.3 million in the second quarter of 2016, increased primarily due to impairment related to the sale of Outback Steakhouse South Korea in 2016 and increases in franchise revenues, partially offset by a decrease in restaurant-level operating margin and the timing of our annual partner’s conference which occurred in Q2 of 2017 and Q1 of 2016.

Following is a summary of significant actions we have taken and other factors that impacted our operating results and liquidity to date in 2017:

Refranchising - During the thirteen weeks ended June 25, 2017, we completed the sale of 54 of our existing U.S. Company-owned Outback Steakhouse and Carrabba’s Italian Grill locations for aggregate cash proceeds of $36.2 million, net of certain closing adjustments. The transactions resulted in aggregate net gain of $7.4 million within Other income (expense), net, in the Consolidated Statements of Operations and Other Comprehensive Income. See Note 2 - Disposals of our Notes to Consolidated Financial Statements for additional details.

Sale-leaseback Transactions - During the twenty-six weeks ended June 25, 2017, we entered into sale-leaseback transactions with third-parties in which we sold 15 restaurant properties at fair market value for gross proceeds of $57.5 million. Subsequent to June 25, 2017, we entered into sale-leaseback transactions with third-parties in which we sold ten restaurant properties at fair market value for gross proceeds of $32.3 million.

2017 Closure Initiative - On February 15, 2017, we decided to close 43 underperforming restaurants. Most of these restaurants were closed in 2017 to date, with the balance closing as leases and certain operating covenants expire or are amended or waived. See Note 3 - Impairments and Exit Costs of our Notes to Consolidated Financial Statements for additional details regarding the 2017 Closure Initiative.

Credit Agreement Amendment - On May 22, 2017, OSI entered into an Amendment to its existing Credit Agreement, dated October 26, 2012. The Amendment provided an incremental Term loan A-2 in an aggregate principal amount of $125.0 million, a portion of which was used to repay outstanding borrowings under our revolving credit facility. See Note 9 - Long-term Debt, Net of our Notes to Consolidated Financial Statements for additional details regarding the Amendment to the Credit Agreement.

Share Repurchase Programs - On April 21, 2017, the Board approved the 2017 Share Repurchase Program, a new $250.0 million authorization which will expire on October 21, 2018. We repurchased 11.5 million shares of common stock year-to-date for a total of $232.7 million and had $95.0 million remaining available for repurchase under the 2017 Share Repurchase Program, through the date of this filing.

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

•	System-wide sales—total restaurant sales volume for all Company-owned and franchise restaurants, regardless of ownership, to interpret the overall health of our brands;

•	Restaurant-level operating margin, Income from operations, Net income and Diluted earnings per share—financial measures utilized to evaluate our operating performance.

Restaurant-level operating margin is widely regarded in the industry as a useful metric to evaluate restaurant-level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Cost of sales, Labor and other related and Other restaurant operating (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statement of Operations. The following categories of our revenue and operating expenses are not included in restaurant-level operating margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

(i)	Franchise and other revenues which are earned primarily from franchise royalties and other non-food and beverage revenue streams, such as rental and sublease income.

(ii)	Depreciation and amortization which, although substantially all of which is related to restaurant-level assets, represent historical sunk costs rather than cash outlays for the restaurants.

(iii)	General and administrative expense which includes primarily non-restaurant-level costs associated with support of the restaurants and other activities at our corporate offices.

(iv)	Asset impairment charges and restaurant closing costs which are not reflective of ongoing restaurant performance in a period.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

Number of restaurants (at end of the period):	JUNE 25, 2017	JUNE 26, 2016
U.S.
Outback Steakhouse
Company-owned (1)	584	650
Franchised (1)	158	105
Total	742	755
Carrabba’s Italian Grill
Company-owned (1)	227	244
Franchised (1)	3	3
Total	230	247
Bonefish Grill
Company-owned	196	204
Franchised	7	6
Total	203	210
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	67	66
International
Company-owned
Outback Steakhouse - Brazil (2)	85	78
Outback Steakhouse - South Korea (3)	—	74
Other	33	19
Franchised
Outback Steakhouse - South Korea (3)	74	—
Other	54	52
Total	246	223
System-wide total	1,488	1,501
____________________

(1)	In April 2017, we sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant which are now operated as franchises under agreements with the Buyers.

(2)	The restaurant counts for Brazil are reported as of May 31, 2017 and 2016, respectively, to correspond with the balance sheet dates of this subsidiary.

(3)	On July 25, 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations and Comprehensive Income in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Revenues
Restaurant sales	98.7%	99.4%	99.0%	99.5%
Franchise and other revenues	1.3	0.6	1.0	0.5
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	31.7	32.3	31.9	32.4
Labor and other related (1)	29.2	28.8	28.9	28.3
Other restaurant operating (1)	23.9	23.4	22.8	22.6
Depreciation and amortization	4.7	4.5	4.3	4.3
General and administrative	7.5	6.4	6.8	6.4
Provision for impaired assets and restaurant closings	0.1	3.8	0.9	2.0
Total costs and expenses	95.9	98.8	94.9	95.5
Income from operations	4.1	1.2	5.1	4.5
Loss on defeasance, extinguishment and modification of debt	(*)	—	(*)	(1.2)
Other income (expense), net	0.7	(*)	0.3	(*)
Interest expense, net	(1.0)	(0.9)	(0.8)	(1.1)
Income before provision for income taxes	3.8	0.3	4.6	2.2
Provision for income taxes	0.3	1.0	0.8	1.0
Net income (loss)	3.5	(0.7)	3.8	1.2
Less: net income attributable to noncontrolling interests	0.1	0.2	0.1	0.1
Net income (loss) attributable to Bloomin’ Brands	3.4%	(0.9)%	3.7%	1.1%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the thirteen and twenty-six weeks ended June 25, 2017:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the period ending June 26, 2016	$1,072.5	$2,230.6
Change from:
Divestiture of restaurants through refranchising transactions	(68.4)	(110.7)
Restaurant closings	(23.0)	(40.1)
Restaurant openings	21.3	41.7
Effect of foreign currency translation	12.2	30.1
Comparable restaurant sales	5.4	3.8
For the period ending June 25, 2017	$1,020.0	$2,155.4

The decrease in Restaurant sales in the thirteen weeks ended June 25, 2017 was primarily attributable to: (i) refranchising internationally and domestically and (ii) the closing of 51 restaurants since March 27, 2016. The decrease in restaurant

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

sales was partially offset by: (i) the opening of 48 new restaurants not included in our comparable restaurant sales base and (ii) the effect of foreign currency translation, due to the appreciation of the Brazil Real.

The decrease in Restaurant sales in the twenty-six weeks ended June 25, 2017 was primarily attributable to: (i) refranchising internationally and domestically and (ii) the closing of 54 restaurants since December 27, 2015. The decrease in restaurant sales was partially offset by: (i) the opening of 57 new restaurants not included in our comparable restaurant sales base and (ii) the effect of foreign currency translation, due to the appreciation of the Brazil Real.

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases):

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more) (1):
U.S.
Outback Steakhouse	0.3%	(2.5)%	0.9%	(1.9)%
Carrabba’s Italian Grill	0.4%	(4.8)%	(1.8)%	(3.3)%
Bonefish Grill	(2.6)%	0.9%	(1.6)%	(1.0)%
Fleming’s Prime Steakhouse & Wine Bar	(1.3)%	(0.8)%	(2.1)%	0.3%
Combined U.S.	(0.3)%	(2.3)%	(0.3)%	(1.9)%
International
Outback Steakhouse - Brazil (2)	12.6%	3.9%	8.2%	6.4%

Traffic:
U.S.
Outback Steakhouse	(0.8)%	(5.9)%	(1.5)%	(4.4)%
Carrabba’s Italian Grill	(2.0)%	(4.8)%	(4.7)%	(1.6)%
Bonefish Grill	(3.1)%	(2.8)%	(2.6)%	(4.0)%
Fleming’s Prime Steakhouse & Wine Bar	(5.5)%	(3.7)%	(6.5)%	(1.2)%
Combined U.S.	(1.5)%	(5.2)%	(2.5)%	(3.7)%
International
Outback Steakhouse - Brazil	3.2%	(1.5)%	0.7%	(0.4)%

Average check per person increases (decreases) (3):
U.S.
Outback Steakhouse	1.1%	3.4%	2.4%	2.5%
Carrabba’s Italian Grill	2.4%	—%	2.9%	(1.7)%
Bonefish Grill	0.5%	3.7%	1.0%	3.0%
Fleming’s Prime Steakhouse & Wine Bar	4.2%	2.9%	4.4%	1.5%
Combined U.S.	1.2%	2.9%	2.2%	1.8%
International
Outback Steakhouse - Brazil	8.2%	6.3%	7.3%	6.7%
____________________

(1)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(2)
Includes trading day impact from calendar period reporting of 1.2% and (0.9%) for the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively and 0.2% and 0.1% for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(3)	Increases (decreases) in average check per person includes the impact of menu pricing changes, product mix and discounts.

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$66,065	$65,158	$69,165	$67,978
Carrabba’s Italian Grill	$57,114	$55,396	$58,362	$58,267
Bonefish Grill	$59,431	$60,136	$61,227	$61,462
Fleming’s Prime Steakhouse & Wine Bar	$80,707	$80,432	$84,571	$85,171
International
Outback Steakhouse - Brazil (1)	$86,653	$68,534	$85,925	$68,289
Operating weeks:
U.S.
Outback Steakhouse	7,821	8,440	16,193	16,884
Carrabba’s Italian Grill	2,956	3,172	6,024	6,344
Bonefish Grill	2,548	2,653	5,148	5,362
Fleming’s Prime Steakhouse & Wine Bar	871	858	1,749	1,716
International
Outback Steakhouse - Brazil	1,106	1,008	2,173	1,984
____________________

(1)
Translated at an average exchange rate of 3.16 and 3.59 for the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively and 3.19 and 3.77 for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively.

Franchise and other revenues

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Franchise revenues (1)	$9.3	$4.5	$15.9	$9.1
Other revenues	3.7	1.6	5.5	3.1
Franchise and other revenues	$13.0	$6.1	$21.4	$12.2
____________________

(1)	Represents franchise royalties and initial franchise fees.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2017	JUNE 26, 2016	Change	JUNE 25, 2017	JUNE 26, 2016	Change
Cost of sales	$323.1	$346.8		$687.9	$722.1
% of Restaurant sales	31.7%	32.3%	(0.6)%	31.9%	32.4%	(0.5)%

Cost of sales, consisting of food and beverage costs, decreased as a percentage of Restaurant sales in the thirteen weeks ended June 25, 2017 as compared to the thirteen weeks ended June 26, 2016. The decrease as a percentage of Restaurant sales was primarily due to: (i) 0.8% from increases in average check per person, (ii) 0.5% lower beef costs and (iii) 0.3% from the impact of certain cost saving initiatives. These decreases were partially offset by increases as a percentage

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

of Restaurant sales primarily attributable to: (i) 0.6% for other commodity costs and (ii) 0.2% for product investments at Outback Steakhouse.

Cost of sales decreased as a percentage of Restaurant sales in the twenty-six weeks ended June 25, 2017 as compared to the twenty-six weeks ended June 26, 2016. The decrease as a percentage of Restaurant sales was primarily due to: (i) 0.7% from increases in average check per person, (ii) 0.4% lower beef costs and (iii) 0.3% from the impact of certain cost saving initiatives. These decreases were partially offset by increases as a percentage of Restaurant sales primarily attributable to: (i) 0.4% for other commodity costs and (ii) 0.3% for product investments at Outback Steakhouse.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2017	JUNE 26, 2016	Change	JUNE 25, 2017	JUNE 26, 2016	Change
Labor and other related	$297.9	$309.2		$622.3	$632.0
% of Restaurant sales	29.2%	28.8%	0.4%	28.9%	28.3%	0.6%

Labor and other related expenses increased as a percentage of Restaurant sales in the thirteen weeks ended June 25, 2017 as compared to the thirteen weeks ended June 26, 2016. The increase as a percentage of Restaurant sales was primarily due to 1.4% of higher kitchen and service labor costs due to wage rate increases and investments in our service model. The increase was offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.5% from increases in average check per person and (ii) 0.3% impact from the sale of Outback Steakhouse South Korea in 2016.

Labor and other related expenses increased as a percentage of Restaurant sales in the twenty-six weeks ended June 25, 2017 as compared to the twenty-six weeks ended June 26, 2016. The increase as a percentage of Restaurant sales was primarily due to 1.5% of higher kitchen and service labor costs due to wage rate increases and investments in our service model. The increase was partially offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.6% from increases in average check per person and (ii) 0.3% impact from the sale of Outback Steakhouse South Korea in 2016.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2017	JUNE 26, 2016	Change	JUNE 25, 2017	JUNE 26, 2016	Change
Other restaurant operating	$244.1	$250.4		$492.1	$504.0
% of Restaurant sales	23.9%	23.4%	0.5%	22.8%	22.6%	0.2%

Other restaurant operating expenses increased as a percentage of Restaurant sales in the thirteen weeks ended June 25, 2017 as compared to the thirteen weeks ended June 26, 2016. The increase as a percentage of Restaurant sales was primarily due to: (i) 0.8% from operating expense inflation and (ii) 0.4% from higher rent expense due to the sale-leaseback of certain properties. These increases were partially offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.4% from higher advertising expense in 2016, (ii) 0.3% from lower insurance costs and (iii) 0.2% from the impact of certain cost saving initiatives.

Other restaurant operating expenses increased as a percentage of Restaurant sales in the twenty-six weeks ended June 25, 2017 as compared to the twenty-six weeks ended June 26, 2016. The increase as a percentage of Restaurant sales was primarily due to: (i) 0.7% from operating expense inflation and (ii) 0.5% from higher rent expense due to the sale-leaseback of certain properties. These increases were partially offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.6% from higher advertising expense in 2016, (ii) 0.2% from lower insurance costs and (iii) 0.2% from the impact of certain cost saving initiatives.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Depreciation and amortization

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2017	JUNE 26, 2016	Change	JUNE 25, 2017	JUNE 26, 2016	Change
Depreciation and amortization	$48.1	$49.0	$(0.9)	$94.7	$96.7	$(2.0)

Depreciation and amortization expense decreased in the thirteen and twenty-six weeks ended June 25, 2017 as compared to the thirteen and twenty-six weeks ended June 26, 2016. The decrease was primarily due to: (i) refranchising internationally and domestically, (ii) disposal of assets related to the sale-leaseback of certain properties, (iii) assets impaired in connection with the 2017 Closure Initiative, partially offset by additional depreciation expense related to the opening of new restaurants and the relocation or remodel of existing restaurants.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in general and administrative expense for the thirteen and twenty-six weeks ended June 25, 2017:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the period ended June 26, 2016	$68.6	$143.6
Change from:
Conference expense (1)	4.2	(0.2)
Legal and professional fees (2)	1.3	2.3
Foreign currency exchange (3)	1.2	2.6
Compensation, benefits and payroll tax (4)	(0.5)	(2.7)
Other	2.3	3.4
For the period ended June 25, 2017	$77.1	$149.0
________________

(1)	Conference expense was higher during the second quarter of 2017 due to the timing of our annual managing partner conference.

(2)	Legal and professional fees were higher primarily due to certain tax projects.

(3)	Foreign currency exchange primarily includes appreciation of the Brazil Real.

(4)
Employee compensation, benefits and payroll tax was lower primarily due to lower headcount resulting from the sale of Outback Steakhouse South Korea and the restructuring of certain corporate functions in 2016.

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2017	JUNE 26, 2016	Change	JUNE 25, 2017	JUNE 26, 2016	Change
Provision for impaired assets and restaurant closings	$0.6	$41.3	$(40.7)	$19.7	$44.4	$(24.7)

Sale of Outback Steakhouse South Korea - On July 25, 2016, we completed the sale of Outback Steakhouse South Korea. In connection with the decision to sell Outback Steakhouse South Korea, we recognized an impairment charge of $39.6 million during thirteen and twenty-six weeks ended June 26, 2016.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Closure Initiatives - Following is a summary of expenses related to the Closure Initiatives recognized in Provision for impaired assets and restaurant closings in our Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Impairment, facility closure and other expenses
2017 Closure Initiative (1)	$(0.2)	$—	$17.2	$—
Bonefish Restructuring (2)	—	0.8	0.8	4.4
Impairment, facility closure and other expense for Closure Initiatives	$(0.2)	$0.8	$18.0	$4.4
________________

(1)
We expect to incur additional charges of approximately $3.2 million to $4.1 million for the 2017 Closure Initiative over the next two years, including costs associated with lease obligations and other closure related obligations.

(2)
We expect to incur additional charges of approximately $2.2 million to $5.1 million for the Bonefish Restructuring over the next three years, including costs associated with lease obligations and other closure related obligations.

The remaining restaurant impairment and closing charges resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for relocation.

See Note 3 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for further information.

Income from operations

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2017	JUNE 26, 2016	Change	JUNE 25, 2017	JUNE 26, 2016	Change
Income from operations	$42.2	$13.3	$28.9	$111.3	$100.0	$11.3
% of Total revenues	4.1%	1.2%	2.9%	5.1%	4.5%	0.6%

The increase in income from operations generated in the thirteen and twenty-six weeks ended June 25, 2017 as compared to the thirteen and twenty-six weeks ended June 26, 2016 was primarily due to: (i) impairment related to the sale of Outback Steakhouse South Korea in 2016 and (ii) increases in franchise revenues. These increases were partially offset by decreases primarily due to: (i) a decrease in restaurant-level operating margin and (ii) higher general and administrative expense.

Loss on defeasance, extinguishment and modification of debt

In connection with an Amendment to OSI’s Credit Agreement in May 2017, we recognized a loss on modification of debt of $0.3 million for the thirteen and twenty-six weeks ended June 25, 2017. As a result of the February 2016 defeasance of our 2012 CMBS loan, we recognized a loss on defeasance and extinguishment of debt of $26.6 million for the twenty-six weeks ended June 26, 2016.

Other income (expense), net

Other income (expense), net, includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations. During thirteen and twenty-six weeks ended June 25, 2017 we recorded aggregate net gain of $7.4 million within Other income (expense), net in connection with the sale of 54 of our U.S. Company-owned locations to two of our existing franchisees.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest expense, net

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2017	JUNE 26, 2016	Change	JUNE 25, 2017	JUNE 26, 2016	Change
Interest expense, net	$9.5	$10.3	$(0.8)	$18.7	$23.2	$(4.5)

The decrease in interest expense, net in the thirteen and twenty-six weeks ended June 25, 2017 as compared to the thirteen and twenty-six weeks ended June 26, 2016 was primarily due to lower interest expense related to the February 2016 refinancing and subsequent repayment of the PRP Mortgage loan in April 2017, partially offset by higher interest expense from: (i) additional draws on our revolving credit facility and (ii) our May 2017 incremental Term loan A-2.

Provision for income taxes

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017	JUNE 26, 2016	Change	JUNE 25, 2017	JUNE 26, 2016	Change
Effective income tax rate	8.3%	366.2%	(357.9)%	18.4%	44.6%	(26.2)%

The effective income tax rate for the thirteen weeks ended June 25, 2017 decreased 357.9% as compared to the thirteen weeks ended June 26, 2016. Approximately 348% of this net decrease was due to the impairment and additional tax liabilities recorded in connection with the sale of Outback Steakhouse South Korea in 2016. The remaining decrease was primarily due to the impact of certain favorable discrete tax items recorded in 2017 and the change in the blend of taxable income across our U.S. and international subsidiaries.

The effective income tax rate for the twenty-six weeks ended June 25, 2017 decreased 26.2% as compared to the twenty-six weeks ended June 26, 2016. Approximately 23% of this net decrease was due to the impairment and additional tax liabilities recorded in connection with the sale of Outback Steakhouse South Korea in 2016. The remaining decrease was primarily due to the impact of certain favorable discrete tax items recorded in 2017 and the change in the blend of taxable income across our U.S. and international subsidiaries.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Following is a reconciliation of segment income (loss) from operations to the consolidated operating results:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Segment income (loss) from operations
U.S.	$75,068	$89,010	$176,014	$206,849
International	9,679	(34,573)	18,481	(23,224)
Total segment income from operations	84,747	54,437	194,495	183,625
Unallocated corporate operating expense	(42,593)	(41,104)	(83,211)	(83,608)
Total income from operations	42,154	13,333	111,284	100,017
Loss on defeasance, extinguishment and modification of debt	(260)	—	(260)	(26,580)
Other income (expense), net	7,281	(1)	7,230	(20)
Interest expense, net	(9,543)	(10,302)	(18,684)	(23,177)
Income before provision for income taxes	$39,632	$3,030	$99,570	$50,240

U.S. Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Revenues
Restaurant sales	$907,037	$953,992	$1,934,249	$1,992,741
Franchise and other revenues	10,332	4,989	15,738	10,019
Total revenues	$917,369	$958,981	$1,949,987	$2,002,760
Restaurant-level operating margin	14.1%	15.5%	15.8%	16.5%
Income from operations	$75,068	$89,010	$176,014	$206,849
Operating income margin	8.2%	9.3%	9.0%	10.3%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the thirteen and twenty-six weeks ended June 25, 2017:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the period ending June 26, 2016	$954.0	$1,992.8
Change from:
Divestiture of restaurants through refranchising transactions	(31.7)	(32.0)
Restaurant Closings	(22.6)	(39.1)
Comparable restaurant sales	(2.2)	(6.0)
Restaurant openings	9.6	18.5
For the period ending June 25, 2017	$907.1	$1,934.2

The decrease in U.S. Restaurant sales in the thirteen weeks ended June 25, 2017 was primarily attributable to: (i) the refranchising of certain U.S. Company-owned restaurants in April 2017 and (ii) the closing of 49 restaurants since March 27, 2016, partially offset by the opening of 13 new restaurants not included in our comparable restaurant sales base.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The decrease in U.S. Restaurant sales in the twenty-six weeks ended June 25, 2017 was primarily attributable to: (i) the closing of 51 restaurants since December 27, 2015, (ii) the refranchising of certain U.S. Company-owned restaurants in April 2017 and (iii) lower comparable restaurant sales, partially offset by the opening of 16 new restaurants not included in our comparable restaurant sales base.

Restaurant-level operating margin

The decrease in U.S. restaurant-level operating margin in the thirteen weeks ended June 25, 2017 as compared to the thirteen weeks ended June 26, 2016, was primarily due to: (i) higher labor costs, (ii) operating expense inflation, (iii) service and product investments at Outback Steakhouse and (iv) higher net rent expense due to the sale-leaseback of certain properties. These decreases were partially offset by: (i) increases in average check per person, (ii) lower advertising expense, (iii) the impact of certain cost saving initiatives and (iv) lower insurance costs.

The decrease in U.S. restaurant-level operating margin in the twenty-six weeks ended June 25, 2017 as compared to the twenty-six weeks ended June 26, 2016, was primarily due to: (i) higher labor costs, (ii) operating expense inflation, (iii) service and product investments at Outback Steakhouse and (iv) higher net rent expense due to the sale-leaseback of certain properties. These decreases were partially offset by: (i) increases in average check per person, (ii) lower advertising expense and (iii) the impact of certain cost saving initiatives.

Income from operations

The decrease in U.S. income from operations generated in the thirteen weeks ended June 25, 2017 as compared to the thirteen weeks ended June 26, 2016, was primarily due to lower operating margin at the restaurant-level, partially offset by increases in franchise revenues.

The decrease in U.S. income from operations generated in the twenty-six weeks ended June 25, 2017 as compared to the twenty-six weeks ended June 26, 2016, was primarily due to: (i) lower operating margin at the restaurant-level and (ii) restaurant closing costs from the 2017 Closure Initiative, partially offset by increases in franchise revenues.

International Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Revenues
Restaurant sales	$112,920	$118,527	$221,196	$237,830
Franchise and other revenues	2,693	1,080	5,622	2,186
Total revenues	$115,613	$119,607	$226,818	$240,016
Restaurant-level operating margin	21.1%	16.2%	20.7%	17.8%
Income (loss) from operations	$9,679	$(34,573)	$18,481	$(23,224)
Operating income (loss) margin	8.4%	(28.9)%	8.1%	(9.7)%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the change in International segment Restaurant sales for the thirteen and twenty-six weeks ended June 25, 2017:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the period ending June 26, 2016	$118.5	$237.8
Change from:
Refranchising of Outback Steakhouse South Korea	(36.7)	(78.7)
Restaurant closings	(0.4)	(1.0)
Effect of foreign currency translation	12.2	30.1
Restaurant openings	11.7	23.2
Comparable restaurant sales	7.6	9.8
For the period ending June 25, 2017	$112.9	$221.2

The decrease in Restaurant sales in the thirteen weeks ended June 25, 2017 as compared to the thirteen weeks ended June 26, 2016 was primarily attributable to the refranchising of Outback Steakhouse South Korea in 2016, partially offset by: (i) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar, (ii) the opening of 35 new restaurants not included in our comparable restaurant sales base and (iii) an increase in comparable restaurant sales.

The decrease in Restaurant sales in the twenty-six weeks ended June 25, 2017 as compare to the twenty-six weeks ended June 26, 2016 primarily attributable to the refranchising of Outback Steakhouse South Korea in 2016, partially offset by: (i) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar, (ii) the opening of 41 new restaurants not included in our comparable restaurant sales base and (iii) an increase in comparable restaurant sales.

Restaurant-level operating margin

The increase in International restaurant-level operating margin in the thirteen weeks ended June 25, 2017 as compared to the thirteen weeks ended June 26, 2016 was primarily due to: (i) increases in average check per person, (ii) the impact of the sale of Outback Steakhouse South Korea in 2016 and (iii) the impact of certain cost saving initiatives. These increases were partially offset by: (i) higher labor and commodity inflation and (ii) higher advertising expense.

The increase in International restaurant-level operating margin in the twenty-six weeks ended June 25, 2017 as compared to the twenty-six weeks ended June 26, 2016 was primarily due to: (i) increases in average check per person, (ii) the impact of the sale of Outback Steakhouse South Korea in 2016 and (iii) the impact of certain cost saving initiatives. These increases were partially offset by: (i) higher labor and commodity inflation and (ii) operating expense inflation.

Income from operations

The increase in International income from operations in the thirteen weeks ended June 25, 2017 as compared to the thirteen weeks ended June 26, 2016 was primarily due to: (i) impairment related to the sale of Outback Steakhouse South Korea in 2016 and (ii) higher operating margin at the restaurant-level.

The increase in International income from operations in the twenty-six weeks ended June 25, 2017 as compared to the twenty-six weeks ended June 26, 2016 was primarily due to: (i) impairment related to the sale of Outback Steakhouse South Korea in 2016, (ii) increases in franchise revenues and (iii) higher operating margin at the restaurant-level,

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

partially offset by higher General administrative expense. General and administrative expense for the International segment increased primarily from the effects of foreign currency exchange.

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

We believe that our use of non-GAAP financial measures permits investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies within the restaurant industry by isolating the effects of certain items that may vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent or will not recur. We believe that the disclosure of these non-GAAP measures is useful to investors as they form part of the basis for how our management team and Board of Directors evaluate our operating performance, allocate resources and administer employee incentive plans.

These non-GAAP financial measures are not intended to replace U.S. GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. We maintain internal guidelines with respect to the types of adjustments we include in our non-GAAP measures. These guidelines endeavor to differentiate between types of gains and expenses that are reflective of our core operations in a period, and those that may vary from period to period without correlation to our core performance in that period. However, implementation of these guidelines necessarily involves the application of judgment, and the treatment of any items not directly addressed by, or changes to, our guidelines will be considered by our disclosure committee. Refer to the reconciliations of non-GAAP measures for descriptions of the actual adjustments made in the current periods and the corresponding prior periods.

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

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
COMPANY-OWNED RESTAURANT SALES (dollars in millions)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
U.S.
Outback Steakhouse (1)	$517	$550	$1,120	$1,148
Carrabba’s Italian Grill (1)	168	176	351	370
Bonefish Grill	151	159	315	329
Fleming’s Prime Steakhouse & Wine Bar	71	69	148	146
Total	$907	$954	$1,934	$1,993
International
Outback Steakhouse-Brazil	$96	$69	$187	$135
Outback Steakhouse-South Korea (2)	—	37	—	79
Other	17	13	34	24
Total	$113	$119	$221	$238
Total Company-owned restaurant sales	$1,020	$1,073	$2,155	$2,231
_____________________

(1)	In April 2017, we sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant which are now operated as franchises under agreements with the Buyers.

(2)	On July 25, 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

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

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
FRANCHISE SALES (dollars in millions) (1)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
U.S.
Outback Steakhouse (2)	$114	$83	$204	$175
Carrabba's Italian Grill (2)	2	3	4	6
Bonefish Grill	4	4	8	7
Total	120	90	216	188
International
Outback Steakhouse-South Korea (3)	40	—	84	—
Other	28	28	57	56
Total	68	28	141	56
Total franchise sales (1)	$188	$118	$357	$244
Income from franchise sales (4)	$9	$4	$16	$9
_____________________

(1)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)	In April 2017, we sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant which are now operated as franchises under agreements with the Buyers.

(3)	On July 25, 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(4)	Represents franchise royalties and initial franchise fees included in the Consolidated Statements of Operations and Comprehensive Income in Franchise and other revenues.

Adjusted restaurant-level operating margin

The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	JUNE 25, 2017		JUNE 26, 2016
	U.S. GAAP	ADJUSTED	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.7%	31.7%	32.3%	32.3%
Labor and other related	29.2%	29.2%	28.8%	28.8%
Other restaurant operating	23.9%	23.9%	23.4%	23.3%

Restaurant-level operating margin	15.2%	15.2%	15.5%	15.5%

	TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017		JUNE 26, 2016
	U.S. GAAP	ADJUSTED (2)	U.S. GAAP	ADJUSTED (1)(3)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.9%	31.9%	32.4%	32.4%
Labor and other related	28.9%	28.9%	28.3%	28.3%
Other restaurant operating	22.8%	23.1%	22.6%	22.7%

Restaurant-level operating margin	16.4%	16.1%	16.7%	16.6%
_________________

(1)	Includes adjustments for loss of $0.3 million on the sale of certain properties, recorded in Other restaurant operating.

(2)	Includes adjustments for the write-off of $5.3 million of deferred rent liabilities associated with the 2017 Closure Initiative and our relocation program, recorded in Other restaurant operating.

(3)	Includes adjustments for the write-off of $1.9 million of deferred rent liabilities, primarily associated with the Bonefish Restructuring, recorded in Other restaurant operating.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 25, 2017	JUNE 26, 2016	JUNE 25, 2017	JUNE 26, 2016
Income from operations	$42,154	$13,333	$111,284	$100,017
Operating income margin	4.1%	1.2%	5.1%	4.5%
Adjustments:
Restaurant relocations and related costs (1)	2,251	550	4,358	906
Transaction-related expenses (2)	1,240	(106)	1,447	466
Restaurant impairments and closing costs (3)	702	335	16,199	2,120
Asset impairments and related costs (4)	—	39,677	—	40,023
Severance (5)	—	737	—	1,872
Total income from operations adjustments	4,193	41,193	22,004	45,387
Adjusted income from operations	$46,347	$54,526	$133,288	$145,404
Adjusted operating income margin	4.5%	5.1%	6.1%	6.5%

Net income (loss) attributable to Bloomin’ Brands	$35,630	$(9,177)	$79,540	$25,298
Adjustments:
Income from operations adjustments	4,193	41,193	22,004	45,387
Gain on disposal of business (6)	(7,284)	—	(7,284)	—
Loss on defeasance, extinguishment and modification of debt (7)	260	—	260	26,580
Total adjustments, before income taxes	(2,831)	41,193	14,980	71,967
Adjustment to provision for income taxes (8)	(4,525)	2,032	(8,944)	(7,044)
Net adjustments	(7,356)	43,225	6,036	64,923
Adjusted net income	$28,274	$34,048	$85,576	$90,221

Diluted earnings (loss) per share	$0.35	$(0.08)	$0.76	$0.21
Adjusted diluted earnings per share	$0.28	$0.29	$0.82	$0.76

Basic weighted average common shares outstanding	98,852	113,330	100,963	115,630
Diluted weighted average common shares outstanding (9)	102,421	116,343	104,417	118,560
_________________

(1)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.

(2)
Relates primarily to the following: (i) professional fees related to certain income tax items in which the associated tax benefit is adjusted in Adjustments to provision for income taxes, as described in footnote 8 to this table, and (ii) costs incurred in connection with our sale-leaseback initiative.

(3)	Represents expenses incurred for approved closure and restructuring initiatives.

(4)	Represents asset impairment charges and related costs associated with the decision to sell Outback Steakhouse South Korea in 2016.

(5)	Relates to severance expense incurred primarily as a result of the relocation of our Fleming’s operations center to the corporate home office in 2016.

(6)	Primarily relates to the sale of 54 U.S. Company-owned restaurants to existing franchisees.

(7)	Relates to modification of our Credit Agreement in 2017 and the defeasance of the 2012 CMBS loan in 2016.

(8)
Represents income tax effect of the adjustments for the thirteen and twenty-six weeks ended June 25, 2017 and June 26, 2016. Adjustments include the impact of excluding $4.6 million of discrete income tax items for the thirteen and twenty-six weeks ended June 25, 2017.

(9)
Due to the GAAP net loss in the thirteen weeks ended June 26, 2016, the effect of dilutive securities was excluded from the calculation of GAAP diluted loss per share for that period. For adjusted diluted earnings per share, the calculation includes dilutive shares of 3,013 for the thirteen weeks ended June 26, 2016.

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

Cash and Cash Equivalents - As of June 25, 2017, we had $103.5 million in cash and cash equivalents, of which $39.2 million was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

Refranchising - In April 2017, we completed the sale of 54 of our existing Outback Steakhouse and Carrabba’s Italian Grill locations for aggregate cash proceeds of $36.2 million, net of certain closing adjustments. After completion of the sale, these restaurant locations are operated as franchises under an agreement with the Buyers.

Sale-Leaseback Transactions - During the twenty-six weeks ended June 25, 2017, we entered into sale-leaseback transactions with third-parties in which we sold 15 restaurant properties at fair market value for gross proceeds of $57.5 million. With a portion of the proceeds from these transactions, we repaid the remaining balance of our PRP Mortgage Loan in April 2017.

Subsequent to June 25, 2017, we entered into sale-leaseback transactions with third-parties in which we sold ten restaurant properties at fair market value for gross proceeds of $32.3 million.

Closure Initiatives - Total aggregate future undiscounted cash expenditures of $35.4 million to $41.8 million for the Closure Initiatives, primarily related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Credit Facilities - As of June 25, 2017, we had $1.1 billion of outstanding borrowings under our Senior Secured Credit Facility. Following is a summary of principal payments and debt issuance from December 25, 2016 to June 25, 2017:

	SENIOR SECURED CREDIT FACILITY				PRP MORTGAGE LOAN	TOTAL CREDIT FACILITIES
	TERM LOANS			REVOLVING FACILITY
(dollars in thousands)	A	A-1	A-2
Balance as of December 25, 2016	$258,750	$140,625	$—	$622,000	$47,202	$1,068,577
2017 new debt (1)	—	—	125,000	341,000	—	466,000
2017 payments	(11,250)	(5,625)	—	(364,500)	(47,202)	(428,577)
Balance as of June 25, 2017	$247,500	$135,000	$125,000	$598,500	$—	$1,106,000
________________

(1)
On May 22, 2017, OSI entered into an Amendment to its Credit Agreement which provided an incremental Term loan A-2 in an aggregate principal amount of $125.0 million. A portion of the proceeds from Term loan A-2 were used to repay $25.0 million of our outstanding revolving credit facility.

We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of June 25, 2017 and December 25, 2016:

	INTEREST RATE JUNE 25, 2017	ORIGINAL FACILITY	PRINCIPAL MATURITY DATE	OUTSTANDING
(dollars in thousands)				JUNE 25, 2017	DECEMBER 25, 2016
Term loan A, net of discount of $1.0 million (1)	3.07%	$300,000	May 2019	$247,500	$258,750
Term loan A-1	3.19%	150,000	May 2019	135,000	140,625
Term loan A-2	3.19%	125,000	May 2019	125,000	—
Revolving credit facility (1)	3.14%	825,000	May 2019	598,500	622,000
Total Senior Secured Credit Facility		$1,400,000		$1,106,000	$1,021,375
PRP Mortgage Loan	—%	$369,512		$—	$47,202
Total credit facilities		$1,769,512		$1,106,000	$1,068,577
________________

(1)	Represents the weighted-average interest rate.

Credit Agreement - On May 22, 2017, OSI entered into an Amendment to its Credit Agreement which provided an incremental Term loan A-2 in an aggregate principal amount of $125.0 million. Proceeds from Term loan A-2 were used for general business purposes and to repay a portion of our outstanding revolving credit facility. As of June 25, 2017, we had $198.7 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $27.8 million.

The Credit Agreement contains term loan mandatory prepayment requirements of 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount outstanding required to be prepaid may vary based on our leverage ratio and year end results. Other than the required minimum amortization premiums of $43.1 million, we do not anticipate any other payments will be required through July 1, 2018.
We are currently exploring options to address the 2019 maturity of our Senior Secured Credit Facility.
Debt Covenants - Our Credit Agreement contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 11 - Long-term Debt, Net in our Annual Report on Form 10-K for the year ended December 25, 2016 for further information.

As of June 25, 2017 and December 25, 2016, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash Flow Hedges of Interest Rate Risk - In September 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, we pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. We estimate $2.8 million will be reclassified to interest expense over the next twelve months. See Note 12 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2017	JUNE 26, 2016
Net cash provided by operating activities	$183,135	$205,416
Net cash (used in) provided by investing activities	(24,589)	70,134
Net cash used in financing activities	(183,250)	(284,471)
Effect of exchange rate changes on cash and cash equivalents	1,002	853
Transfer of cash and cash equivalents to assets held for sale	—	(22,195)
Net decrease in cash and cash equivalents	$(23,702)	$(30,263)

Operating activities - Net cash provided by operating activities decreased during the twenty-six weeks ended June 25, 2017, as compared to the twenty-six weeks ended June 26, 2016 primarily due to: (i) higher income tax payments, (ii) the timing of collections of receivables and (iii) the timing of payments. These decreases were partially offset by lower cash interest payments.

Investing activities - Net cash used in investing activities for the twenty-six weeks ended June 25, 2017 consisted primarily of capital expenditures, partially offset by: (i) proceeds from sale-leaseback transactions, (ii) proceeds from refranchising transactions and (iii) a reduction in restricted cash related to payments on our PRP Mortgage loan.

Net cash provided by investing activities for the twenty-six weeks ended June 26, 2016 consisted primarily of proceeds from sale-leaseback transactions and a reduction in restricted cash related to the defeasance of the 2012 CMBS loan, partially offset by capital expenditures.

Financing activities - Net cash used in financing activities for the twenty-six weeks ended June 25, 2017 was primarily attributable to the following: (i) the repurchase of common stock, (ii) repayments on our PRP Mortgage Loan, (iii) payments on our revolving credit facility, net of drawdowns, (iv) payment of cash dividends on our common stock and (v) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by proceeds from: (i) net proceeds from the incremental Term loan A-2 and (ii) the sale of a property that did not qualify for sale-leaseback accounting.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit):

(dollars in thousands)	JUNE 25, 2017	DECEMBER 25, 2016
Current assets	$253,154	$390,519
Current liabilities	724,231	823,408
Working capital (deficit)	$(471,077)	$(432,889)

Working capital (deficit) included Unearned revenue from unredeemed gift cards of $269.9 million and $388.5 million as of June 25, 2017 and December 25, 2016, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $101.5 million and $113.0 million as of June 25, 2017 and December 25, 2016, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation was $38.3 million as of June 25, 2017.

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

DIVIDENDS AND SHARE REPURCHASES

Dividends - In July 2017, the Board declared a quarterly cash dividend of $0.08 per share, payable on August 23, 2017. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that the Board considers relevant.

Share Repurchases - On April 21, 2017, the Board approved the 2017 Share Repurchase Program, a new $250.0 million authorization which will expire on October 21, 2018. We had $95.0 million remaining available for repurchase under the 2017 Share Repurchase Program, as of the date of this filing.

The following table presents our dividends and share repurchases from December 29, 2014 through June 25, 2017:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TAXES RELATED TO SETTLEMENT OF EQUITY AWARDS	TOTAL
Fiscal year 2015	$29,332	$169,999	$770	$200,101
Fiscal year 2016	31,379	309,887	447	341,713
First fiscal quarter 2017	8,254	53,053	143	61,450
Second fiscal quarter 2017 (1)	8,054	145,675	—	153,729
Total	$77,019	$678,614	$1,360	$756,993
________________

(1)	Subsequent to June 25, 2017, we repurchased 1.6 million shares of our common stock for $34.0 million under a Rule 10b5-1 plan.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of June 25, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended June 25, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the second quarter of 2017 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended June 25, 2017:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
March 27, 2017 through April 23, 2017	1,283,784	$19.23	1,283,784	$52,268,413
April 24, 2017 through May 21, 2017	2,261,558	$21.66	2,261,558	$201,018,592
May 22, 2017 through June 25, 2017	3,484,427	$20.67	3,484,427	$129,007,899
Total (2)	7,029,769		7,029,769
____________________

(1)
On July 26, 2016, the Board of Directors authorized the repurchase of $300.0 million of our outstanding common stock as announced in our press release issued on July 29, 2016 (the “July 2016 Share Repurchase Program”). On April 21, 2017, the Board of Directors canceled the remaining $52.3 million of authorization under the July 2016 Share Repurchase Program and authorized the repurchase of $250.0 million of our outstanding common stock as announced in our press release issued on April 26, 2017 (the “2017 Share Repurchase Program”). The 2017 Share Repurchase Program will expire on October 21, 2018. As of the date of this filing, $95.0 million remains available for repurchase under the 2017 Share Repurchase Program.

(2)	Common stock repurchased during the thirteen weeks ended June 25, 2017 represent shares repurchased under the 2017 Share Repurchase Program and July 2016 Share Repurchase Program.

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1
Fourth Amendment to Royalty Agreement made and entered into effective May 1, 2017, by and among Carrabba’s Italian Grill, LLC, OSI Restaurant Partners, LLC, Mangia Beve, Inc., Mangia Beve II, Inc., Original, Inc., Voss, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr.
Filed herewith

10.2
Sixth Amendment to Credit Agreement and Incremental Amendment dated as of May 22, 2017, among OSI Restaurant Partners, LLC, OSI Holdco, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent
Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Filed herewith

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(1) These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

BLOOMIN’ BRANDS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 1, 2017	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]