Form 10-Q
period 2017-09-24
Bloomin' Brands, Inc.
filed 2017-11-03
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2017
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

As of October 31, 2017, 91,269,593 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 24, 2017
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 24, 2017	DECEMBER 25, 2016
ASSETS
Current Assets
Cash and cash equivalents	$98,697	$127,176
Current portion of restricted cash and cash equivalents	3,735	7,886
Inventories	51,017	65,231
Other current assets, net	105,261	190,226
Total current assets	258,710	390,519
Restricted cash	—	1,124
Property, fixtures and equipment, net	1,184,251	1,237,148
Goodwill	315,264	310,055
Intangible assets, net	527,743	535,523
Deferred income tax assets	59,801	38,764
Other assets, net	127,185	129,146
Total assets	$2,472,954	$2,642,279

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 24, 2017	DECEMBER 25, 2016
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$183,439	$195,371
Accrued and other current liabilities	225,870	204,415
Unearned revenue	248,627	388,543
Current portion of long-term debt	58,826	35,079
Total current liabilities	716,762	823,408
Deferred rent	156,962	151,130
Deferred income tax liabilities	17,764	16,709
Long-term debt, net	1,141,866	1,054,406
Deferred gain on sale-leaseback transactions, net	188,363	181,696
Other long-term liabilities, net	214,026	219,030
Total liabilities	2,435,743	2,446,379
Commitments and contingencies (Note 15)
Mezzanine Equity
Redeemable noncontrolling interests	577	547
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of September 24, 2017 and December 25, 2016	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 91,164,470 and 103,922,110 shares issued and outstanding as of September 24, 2017 and December 25, 2016, respectively	912	1,039
Additional paid-in capital	1,077,607	1,079,583
Accumulated deficit	(961,318)	(786,780)
Accumulated other comprehensive loss	(91,547)	(111,143)
Total Bloomin’ Brands stockholders’ equity	25,654	182,699
Noncontrolling interests	10,980	12,654
Total stockholders’ equity	36,634	195,353
Total liabilities, mezzanine equity and stockholders’ equity	$2,472,954	$2,642,279

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Revenues
Restaurant sales	$937,852	$998,806	$3,093,297	$3,229,377
Franchise and other revenues	11,047	6,581	32,407	18,786
Total revenues	948,899	1,005,387	3,125,704	3,248,163
Costs and expenses
Cost of sales	296,632	322,080	984,510	1,044,179
Labor and other related	285,325	290,032	907,580	921,992
Other restaurant operating	231,293	243,175	723,357	747,189
Depreciation and amortization	47,826	48,551	142,479	145,206
General and administrative	66,063	65,072	215,059	208,663
Provision for impaired assets and restaurant closings	18,578	4,743	38,253	49,183
Total costs and expenses	945,717	973,653	3,011,238	3,116,412
Income from operations	3,182	31,734	114,466	131,751
Loss on defeasance, extinguishment and modification of debt	—	(418)	(260)	(26,998)
Other income, net	7,531	2,079	14,761	2,059
Interest expense, net	(10,705)	(10,217)	(29,389)	(33,394)
Income before (benefit) provision for income taxes	8	23,178	99,578	73,418
(Benefit) provision for income taxes	(4,038)	1,950	14,280	24,372
Net income	4,046	21,228	85,298	49,046
Less: net (loss) income attributable to noncontrolling interests	(290)	495	1,422	3,015
Net income attributable to Bloomin’ Brands	$4,336	$20,733	$83,876	$46,031

Net income	$4,046	$21,228	$85,298	$49,046
Other comprehensive income:
Foreign currency translation adjustment	6,399	45,471	17,770	58,151
Unrealized gain (loss) on derivatives, net of tax	370	672	(139)	(4,250)
Reclassification of adjustment for loss on derivatives included in Net income, net of tax	492	947	1,919	2,902
Comprehensive income	11,307	68,318	104,848	105,849
Less: comprehensive (loss) income attributable to noncontrolling interests	(306)	2,509	1,376	7,435
Comprehensive income attributable to Bloomin’ Brands	$11,613	$65,809	$103,472	$98,414

Earnings per share:
Basic	$0.05	$0.19	$0.85	$0.41
Diluted	$0.05	$0.18	$0.83	$0.40
Weighted average common shares outstanding:
Basic	92,485	109,399	98,137	113,553
Diluted	95,655	112,430	101,497	116,516

Cash dividends declared per common share	$0.08	$0.07	$0.24	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 25, 2016	103,922	$1,039	$1,079,583	$(786,780)	$(111,143)	$12,654	$195,353
Net income	—	—	—	83,876	—	1,594	85,470
Other comprehensive income (loss), net of tax	—	—	—	—	19,596	(76)	19,520
Cash dividends declared, $0.24 per common share	—	—	(23,677)	—	—	—	(23,677)
Repurchase and retirement of common stock	(13,807)	(138)	—	(272,598)	—	—	(272,736)
Stock-based compensation	—	—	17,969	—	—	—	17,969
Common stock issued under stock plans (1)	1,049	11	4,617	(180)	—	—	4,448
Change in the redemption value of redeemable interests	—	—	(172)	—	—	—	(172)
Purchase of noncontrolling interests, net of tax of $45	—	—	(713)	—	—	(180)	(893)
Distributions to noncontrolling interests	—	—	—	—	—	(4,158)	(4,158)
Contributions from noncontrolling interests	—	—	—	—	—	727	727
Cumulative-effect from a change in accounting principle	—	—	—	14,364	—	—	14,364
Other	—	—	—	—	—	419	419
Balance, September 24, 2017	91,164	$912	$1,077,607	$(961,318)	$(91,547)	$10,980	$36,634

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 27, 2015	119,215	$1,192	$1,072,861	$(518,360)	$(147,367)	$13,574	$421,900
Net income	—	—	—	46,031	—	2,420	48,451
Other comprehensive income (loss), net of tax	—	—	—	—	52,383	(89)	52,294
Cash dividends declared, $0.21 per common share	—	—	(23,981)	—	—	—	(23,981)
Repurchase and retirement of common stock	(14,831)	(148)	—	(274,744)	—	—	(274,892)
Stock-based compensation	—		18,390	—	—	—	18,390
Tax shortfall from stock-based compensation	—	—	(410)	—	—	—	(410)
Common stock issued under stock plans (1)	811	8	3,654	(399)	—	—	3,263
Change in the redemption value of redeemable interests	—	—	(1,349)	—	—	—	(1,349)
Purchase of noncontrolling interests, net of tax of $1,504	—	—	(1,000)	—	—	581	(419)
Distributions to noncontrolling interests	—	—	—	—	—	(4,245)	(4,245)
Contributions from noncontrolling interests	—	—	—	—	—	556	556
Balance, September 25, 2016	105,195	$1,052	$1,068,165	$(747,472)	$(94,984)	$12,797	$239,558
________________

(1)	Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Cash flows provided by operating activities:
Net income	$85,298	$49,046
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	142,479	145,206
Amortization of deferred discounts and issuance costs	2,240	3,862
Amortization of deferred gift card sales commissions	18,530	21,146
Provision for impaired assets and restaurant closings	38,253	49,183
Stock-based and other non-cash compensation expense	19,775	17,646
Deferred income tax (benefit) expense	(212)	1,764
Gain on sale of a business or subsidiary	(15,787)	(2,084)
Loss on defeasance, extinguishment and modification of debt	260	26,998
Recognition of deferred gain on sale-leaseback transactions	(8,836)	(3,353)
Excess tax benefit from stock-based compensation	—	(1,214)
Other non-cash items, net	4,690	(1,516)
Change in assets and liabilities	(63,675)	(83,124)
Net cash provided by operating activities	223,015	223,560
Cash flows (used in) provided by investing activities:
Proceeds from sale-leaseback transactions, net	83,866	320,287
Proceeds from sale of a business, net of cash divested	38,980	23,009
Capital expenditures	(183,820)	(185,581)
Other investments, net	(1,561)	(3,813)
Net cash (used in) provided by investing activities	$(62,535)	$153,902

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net	$124,443	$364,211
Defeasance, extinguishment and modification of debt	—	(478,906)
Repayments of long-term debt	(64,578)	(221,266)
Proceeds from borrowings on revolving credit facilities, net	467,500	591,500
Repayments of borrowings on revolving credit facilities	(417,000)	(377,500)
Proceeds from failed sale-leaseback transactions, net	5,942	—
Proceeds from the exercise of share-based compensation	4,628	3,662
Distributions to noncontrolling interests	(4,158)	(4,245)
Contributions from noncontrolling interests	727	556
Purchase of limited partnership and noncontrolling interests	(5,354)	(10,778)
Repayments of partner deposits and accrued partner obligations	(11,763)	(14,985)
Repurchase of common stock	(272,916)	(275,291)
Excess tax benefit from stock-based compensation	—	1,214
Cash dividends paid on common stock	(23,677)	(23,981)
Net cash used in financing activities	(196,206)	(445,809)
Effect of exchange rate changes on cash and cash equivalents	1,972	5,250
Net decrease in cash, cash equivalents and restricted cash	(33,754)	(63,097)
Cash, cash equivalents and restricted cash as of the beginning of the period	136,186	155,374
Cash, cash equivalents and restricted cash as of the end of the period	$102,432	$92,277
Supplemental disclosures of cash flow information:
Cash paid for interest	$27,897	$32,726
Cash paid for income taxes, net of refunds	28,134	51,833
Supplemental disclosures of non-cash investing and financing activities:
Change in acquisition of property, fixtures and equipment included in accounts payable or capital lease liabilities	$6,375	$17,174
Purchase of noncontrolling interest included in accrued and other current liabilities	—	1,414

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

Effective June 26, 2017, the Company adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash” (“ASU No. 2016-18”). ASU No. 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents, which are now included with cash and cash equivalents when reconciling the beginning and ending cash amounts shown on the statements of cash flows. Using the retrospective transition method required under the standard, the Company has adjusted the presentation of its Condensed Consolidated Statements of Cash Flows for all periods presented. The adoption of ASU No. 2016-18 did not have any other impact on the Company’s Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended September 25, 2016:

	THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2016
(dollars in thousands)	AS REPORTED	2016-18 IMPACT	ADJUSTED
Cash flows provided by investing activities:
Decrease in restricted cash	$40,977	$(40,977)	$—
Increase in restricted cash	(18,739)	18,739	—
Net cash provided by investing activities	$176,140	$(22,238)	$153,902

Net decrease in cash, cash equivalents and restricted cash	$(40,863)	$(22,234)	$(63,097)
Cash, cash equivalents and restricted cash as of the beginning of the period	132,337	23,037	155,374
Cash, cash equivalents and restricted cash as of the end of the period	$91,474	$803	$92,277

Recently Issued Financial Accounting Standards Not Yet Adopted - In May 2014, the Financial Accounting Standards Board (“the FASB”) issued ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers” (“ASU No. 2014-09”). ASU No. 2014-09 provides a single source of guidance for revenue arising from contracts with customers and supersedes current revenue recognition standards. Under ASU No. 2014-09, revenue is recognized in an amount that reflects the consideration an entity expects to receive for the transfer of goods and services. The standard also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company continues to assess the overall impact of the adoption of ASU No. 2014-09 on its Consolidated Financial Statements and related disclosures, and anticipates testing new controls and processes designed to comply with ASU No. 2014-09 throughout the remainder of 2017 to permit adoption on January 1, 2018.

While the Company continues to assess all potential impacts of the standard, it currently believes the most significant impact relates to accounting for gift card breakage and advertising fees charged to franchisees. Under the new standard, the Company expects to recognize gift card breakage proportional to actual gift card redemptions. Advertising fees charged to franchisees, which are currently recorded as a reduction to Other restaurant operating expenses, will be recognized as revenue. In addition, initial franchise fees will be recognized over the term of the franchise agreement, which is not expected to have a material impact on the Company’s Consolidated Financial Statements.

The Company intends to adopt ASU No. 2014-09 using the full retrospective transition method, which will result in restating each prior reporting period presented in the year of adoption. Additionally, a cumulative effect adjustment will be recorded to the opening balance of accumulated deficit as of the first day of fiscal year 2016, the earliest period presented. Adoption of ASU No. 2014-09 will also have a significant impact on the Company’s disclosures.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU No. 2017-04”). ASU No. 2017-04 eliminates the second step of goodwill impairment, which requires a hypothetical purchase price allocation. Under ASU No. 2017-04, goodwill impairment will be calculated as the amount a reporting unit’s carrying value exceeds its calculated fair value. ASU No. 2017-04 will be applied prospectively and is effective for the Company in fiscal year 2020, with early adoption permitted. The Company does not expect the adoption of ASU No. 2017-04 to have a material impact on its Consolidated Financial Statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU No. 2017-12”) which provides guidance for reporting the economic results of hedging activities and to simplify the disclosures of risk exposures and hedging strategies. ASU No. 2017-12 will be effective for the Company in fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2017-12 on its Consolidated Financial Statements.

Reclassifications - The Company reclassified certain items in the accompanying Consolidated Financial Statements for prior periods to be comparable with the classification for the current period. These reclassifications had no effect on previously reported net income.

2.    Disposals

Refranchising - During the thirteen weeks ended June 25, 2017, the Company completed the sale of 54 of its existing U.S. Company-owned Outback Steakhouse and Carrabba’s Italian Grill locations to two of its existing franchisees (the “Buyers”) for aggregate cash proceeds of $36.2 million, net of certain closing adjustments. The transactions resulted in an aggregate net gain of $7.4 million, recorded within Other income, net, in the Consolidated Statements of Operations and Other Comprehensive Income, and is net of an impairment of $1.7 million related to certain Company-owned assets leased to the Buyers. Included in the cash proceeds are initial franchise fees of $2.2 million that are recorded within Franchise and other revenues in the Consolidated Statements of Operations and Other Comprehensive Income.

These restaurants are now operated as franchises by the Buyers and the Company remains contingently liable on certain real estate lease agreements assigned to the Buyers. See Note 15 - Commitments and Contingencies for additional details regarding lease guarantees.

Other - During the thirteen weeks ended September 24, 2017, the Company closed and completed the sale of one U.S. Company-owned Carrabba’s Italian Grill location for a purchase price of $9.9 million, net of closing costs. The sale resulted in a net gain of $8.4 million, recorded within Other income, net, in the Consolidated Statements of Operations and Other Comprehensive Income.

Outback Steakhouse South Korea - In 2016, the Company completed the sale of its Outback Steakhouse subsidiary in South Korea (“Outback Steakhouse South Korea”). Following is the Income (loss) before income taxes of Outback Steakhouse South Korea included in the Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2016	SEPTEMBER 25, 2016
Income (loss) before income taxes (1)	$2,246	$(32,348)
________________

(1)
Includes impairment charges of $39.6 million for Assets held for sale during the thirty-nine weeks ended September 25, 2016. Includes a gain of $2.1 million on the sale of Outback Steakhouse South Korea for the thirteen and thirty-nine weeks ended September 25, 2016.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

3.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Impairment losses
U.S.	$12,339	$5,267	$13,272	$5,348
International	1,903	—	1,903	39,636
Total impairment losses	$14,242	$5,267	$15,175	$44,984
Restaurant closure expenses
U.S.	$4,336	$(524)	$23,078	$4,325
International	—	—	—	(126)
Total restaurant closure expenses	$4,336	$(524)	$23,078	$4,199
Provision for impaired assets and restaurant closings	$18,578	$4,743	$38,253	$49,183

Closure Initiative and Restructuring Costs - Following is a summary of expenses related to the 2017 Closure Initiative and Bonefish Restructuring (the “Closure Initiatives”) recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Impairment, facility closure and other expenses
2017 Closure Initiative (1)	$1,848	$—	$19,051	$—
Bonefish Restructuring (2)	1,924	(685)	2,733	3,695
Provision for impaired assets and restaurant closings	$3,772	$(685)	$21,784	$3,695
Severance and other expenses
2017 Closure Initiative (1)	$—	$—	$2,948	$—
Bonefish Restructuring (2)	—	—	—	601
General and administrative	$—	$—	$2,948	$601
Reversal of deferred rent liability
2017 Closure Initiative (1)	$—	$—	$(4,761)	$—
Bonefish Restructuring (2)	—	(609)	—	(3,410)
Other restaurant operating	$—	$(609)	$(4,761)	$(3,410)
	$3,772	$(1,294)	$19,971	$886
________________

(1)
On February 15, 2017 and August 28, 2017, the Company decided to close 43 underperforming restaurants in the U.S. and two Abbraccio restaurants outside of the core markets of São Paulo and Rio de Janeiro in Brazil (the “2017 Closure Initiative”). Most of these restaurants were closed in 2017 to date, with the balance mostly closing as leases and certain operating covenants expire or are amended or waived. Expenses of $1.9 million related to the 2017 Closure Initiative for the thirteen and thirty-nine weeks ended September 24, 2017 were recognized within the International segment, with all other expenses recognized within the U.S. segment.

(2)
On February 12, 2016, the Company decided to close 14 Bonefish Grill restaurants (the “Bonefish Restructuring”). The Company expects to substantially complete these restaurant closings through the first quarter of 2019. Expenses related to the Bonefish Restructuring are recognized within the U.S. segment.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Surplus Properties - The Company owns certain U.S. restaurant properties and assets that are no longer utilized to operate its restaurant concepts (“surplus properties”). Surplus properties primarily consist of closed properties which include land and a building, and liquor licenses not needed for operations. Surplus properties may be classified in the Consolidated Balance Sheets as assets held for sale or as assets held and used when the Company does not expect to sell these assets within the next 12 months. Following is a summary of the carrying value and number of surplus properties as of the dates indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	SEPTEMBER 24, 2017	DECEMBER 25, 2016
Surplus properties - assets held for sale	Other current assets, net	$3,690	$676
Surplus properties - assets held and used	Property, fixtures and equipment, net	23,599	34,501
Total surplus properties		$27,289	$35,177

Number of surplus properties owned		21	18

During the thirteen and thirty-nine weeks ended September 24, 2017, the Company recognized impairment charges of $9.5 million in connection with the remeasurement of certain held and used surplus properties currently leased to the owners of its former restaurant concepts.

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

Projected Future Expenses and Cash Expenditures - The Company currently expects to incur additional charges for the Closure Initiatives over the next two years, including costs associated with lease obligations, employee terminations and other closure-related obligations. Following is a summary of remaining estimated pre-tax expense by type as of September 24, 2017:

Estimated future expense (dollars in millions)	2017 CLOSURE INITIATIVE			BONEFISH RESTRUCTURING
Lease related liabilities, net of subleases	$3.2	to	$4.1	$2.2	to	$5.1
Employee severance and other obligations	0.4	to	0.8	0.3	to	0.5
Total estimated future expense	$3.6	to	$4.9	$2.5	to	$5.6

Total estimated future cash expenditures (dollars in millions)	$25.3	to	$29.5	$10.1	to	$12.3

Total future undiscounted cash expenditures for the 2017 Closure Initiative and Bonefish Restructuring, primarily related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029 and October 2024, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Accrued Facility Closure and Other Costs Rollforward - The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the Closure Initiatives, during the thirty-nine weeks ended September 24, 2017:

THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017
Beginning of the period	$6,557
Charges	24,426
Cash payments	(7,963)
Adjustments	(1,348)
End of the period (1)	$21,672
________________

(1)
As of September 24, 2017, the Company had exit-related accruals of $6.4 million recorded in Accrued and other current liabilities and $15.3 million recorded in Other long-term liabilities, net in the Consolidated Balance Sheet.

4.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per share:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Net income attributable to Bloomin’ Brands	$4,336	$20,733	$83,876	$46,031

Basic weighted average common shares outstanding	92,485	109,399	98,137	113,553

Effect of diluted securities:
Stock options	2,781	2,720	2,948	2,719
Nonvested restricted stock and restricted stock units	389	311	392	242
Nonvested performance-based share units	—	—	20	2
Diluted weighted average common shares outstanding	95,655	112,430	101,497	116,516

Basic earnings per share	$0.05	$0.19	$0.85	$0.41
Diluted earnings per share	$0.05	$0.18	$0.83	$0.40

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(shares in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Stock options	6,065	5,530	5,663	5,079
Nonvested restricted stock and restricted stock units	179	103	174	285
Nonvested performance-based share units	134	130	256	99

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

5.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Stock options	$2,705	$2,929	$8,404	$8,971
Restricted stock and restricted stock units	2,527	2,322	7,769	6,901
Performance-based share units	(235)	21	1,001	1,773
	$4,997	$5,272	$17,174	$17,645

During the thirty-nine weeks ended September 24, 2017, the Company made grants to its employees of 1.3 million stock options, 0.6 million time-based restricted stock units and 0.4 million performance-based share units.

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Assumptions:
Weighted-average risk-free interest rate (1)	1.92%	1.32%
Dividend yield (2)	1.84%	1.59%
Expected term (3)	6.3 years	6.1 years
Weighted-average volatility (4)	33.72%	35.18%

Weighted-average grant date fair value per option	$5.09	$5.28
________________

(1)	Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)
Expected term represents the period of time that the options are expected to be outstanding. The simplified method of estimating the expected term is used since the Company does not have significant historical exercise experience for its stock options.

(4)	Volatility is based on the historical volatilities of the Company’s stock.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of September 24, 2017:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$17,189	2.4
Restricted stock and restricted stock units	$22,588	2.6
Performance-based share units	$1,733	1.9

As of September 24, 2017, the maximum number of shares of common stock available for issuance pursuant to the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan was 3,991,216.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

6.    Other Current Assets, Net

Other current assets, net, consisted of the following:

(dollars in thousands)	SEPTEMBER 24, 2017	DECEMBER 25, 2016
Prepaid expenses	$36,481	$35,298
Accounts receivable - gift cards, net	11,588	102,664
Accounts receivable - vendors, net	4,677	10,107
Accounts receivable - franchisees, net	3,345	1,677
Accounts receivable - other, net	32,274	20,497
Assets held for sale	4,055	1,331
Other current assets, net	12,841	18,652
	$105,261	$190,226

7.     Property, Fixtures and Equipment, Net

During the thirty-nine weeks ended September 24, 2017, the Company entered into sale-leaseback transactions with third-parties in which it sold 26 restaurant properties at fair market value for gross proceeds of $92.5 million. In connection with the sale-leaseback transactions, the Company recorded deferred gains of $19.4 million, which are amortized to Other restaurant operating expense in the Consolidated Statements of Operations and Comprehensive Income over the initial term of each lease, ranging from 10 to 20 years.

8.     Goodwill and Intangible Assets, Net

The following table is a rollforward of goodwill:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 25, 2016	$172,424	$137,631	$310,055
Translation adjustments	—	6,866	6,866
Divestitures (1)	(1,657)	—	(1,657)
Balance as of September 24, 2017	$170,767	$144,497	$315,264
________________

(1)
During the thirty-nine weeks ended September 24, 2017, the Company disposed of Goodwill in connection with the sale of 54 of its U.S. Company-owned Outback Steakhouse and Carrabba’s Italian Grill locations to existing franchisees.

The Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during the fiscal second quarters of 2017 and 2016. In connection with these assessments, the Company did not record any goodwill or indefinite-lived intangible impairment charges.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

9.    Long-term Debt, Net

Following is a summary of outstanding long-term debt:

	SEPTEMBER 24, 2017		DECEMBER 25, 2016
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$247,500	3.23%	$258,750	2.63%
Term loan A-1	135,000	3.20%	140,625	2.70%
Term loan A-2	125,000	3.20%	—	—%
Revolving credit facility (1)	672,500	3.21%	622,000	2.67%
Total Senior Secured Credit Facility	$1,180,000		$1,021,375
PRP Mortgage Loan	—	—%	47,202	3.21%
Financing obligations	19,583	7.45% to 7.60%	19,595	7.45% to 7.60%
Capital lease obligations	2,138		2,364
Other notes payable	944	0.00% to 2.18%	1,776	0.00% to 7.00%
Less: unamortized debt discount and issuance costs	(1,973)		(2,827)
	$1,200,692		$1,089,485
Less: current portion of long-term debt	(58,826)		(35,079)
Long-term debt, net	$1,141,866		$1,054,406
________________

(1)	Represents the weighted-average interest rate for the respective period.

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

The following is a summary of required principal payments for the Amendment (dollars in thousands):

SCHEDULED QUARTERLY PAYMENT DATES	TERM LOAN A-2
September 30, 2017 through June 30, 2018	$2,344
September 30, 2018 through March 31, 2019	$3,125

Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of September 24, 2017:

(dollars in thousands)	SEPTEMBER 24, 2017
Year 1	$58,826
Year 2	1,121,102
Year 3	519
Year 4	458
Year 5	310
Thereafter	19,477
Total	$1,200,692

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Debt Covenants - As of September 24, 2017 and December 25, 2016, the Company was in compliance with its debt covenants.

10.    Redeemable Noncontrolling Interests

The Company consolidates subsidiaries in which it has noncontrolling interests that are permitted to deliver subsidiary shares in exchange for cash at a future date. The following table presents a rollforward of Redeemable noncontrolling interests during the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Balance, beginning of period	$547	$23,526
Change in redemption value of Redeemable noncontrolling interests	172	1,349
Foreign currency translation attributable to Redeemable noncontrolling interests	30	4,509
Net (loss) income attributable to Redeemable noncontrolling interests	(172)	595
Purchase of Redeemable noncontrolling interests	—	(3,887)
Balance, end of period	$577	$26,092

11.	Stockholders’ Equity

Share Repurchases - On July 26, 2016, the Company’s Board of Directors (“the Board”) approved a $300.0 million authorization (the “July 2016 Share Repurchase Program”). On April 21, 2017, the Board canceled the remaining $52.3 million of authorization under the July 2016 Share Repurchase Program and approved a new $250.0 million authorization (the “2017 Share Repurchase Program”). The 2017 Share Repurchase Program will expire on October 21, 2018. As of September 24, 2017, $55.0 million remained available for repurchase under the 2017 Share Repurchase Program. Following is a summary of the shares repurchased under the Company’s share repurchase programs during fiscal year 2017:

	NUMBER OF SHARES (in thousands)	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT (dollars in thousands)
First fiscal quarter	2,887	$18.37	$53,053
Second fiscal quarter	7,030	$20.72	145,675
Third fiscal quarter	3,890	$19.03	74,008
Total common stock repurchases	13,807	$19.75	$272,736

Dividends - The Company declared and paid dividends per share during fiscal year 2017 as follows:

	DIVIDENDS PER SHARE	AMOUNT (dollars in thousands)
First fiscal quarter	$0.08	$8,254
Second fiscal quarter	0.08	8,054
Third fiscal quarter	0.08	7,369
Total cash dividends declared and paid	$0.24	$23,677

In October 2017, the Board declared a quarterly cash dividend of $0.08 per share, payable on November 22, 2017, to shareholders of record at the close of business on November 13, 2017.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Accumulated Other Comprehensive Loss - Following are the components of Accumulated other comprehensive loss (“AOCL”):

(dollars in thousands)	SEPTEMBER 24, 2017	DECEMBER 25, 2016
Foreign currency translation adjustment	$(89,693)	$(107,509)
Unrealized losses on derivatives, net of tax	(1,854)	(3,634)
Accumulated other comprehensive loss	$(91,547)	$(111,143)

Following are the components of Other comprehensive income (loss) during the periods presented:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Bloomin’ Brands:
Foreign currency translation adjustment	$6,415	$43,457	$17,816	$53,731

Unrealized gain (loss) on derivatives, net of tax (1)	$370	$672	$(139)	$(4,250)
Reclassification of adjustment for loss on derivatives included in Net income, net of tax (2)	492	947	1,919	2,902
Total unrealized gain (loss) on derivatives, net of tax	$862	$1,619	$1,780	$(1,348)
Other comprehensive income attributable to Bloomin’ Brands	$7,277	$45,076	$19,596	$52,383

Non-controlling interests:
Foreign currency translation adjustment	$(38)	$(65)	$(76)	$(89)
Other comprehensive loss attributable to Non-controlling interests	$(38)	$(65)	$(76)	$(89)

Redeemable non-controlling interests:
Foreign currency translation adjustment	$22	$2,079	$30	$4,509
Other comprehensive income attributable to Redeemable non-controlling interests	$22	$2,079	$30	$4,509
________________

(1)
Unrealized gain (loss) on derivatives is net of tax (benefit) of $0.2 million and $0.4 million for the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively, and ($0.1) million and ($2.7) million for the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively.

(2)
Reclassifications of adjustments for losses on derivatives are net of tax of $0.3 million and $0.6 million for the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively, and $1.2 million and $1.9 million for the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively.

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

The interest rate swaps, which have been designated and qualify as a cash flow hedge, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. Fair value changes in the interest rate swaps are recognized in AOCL for all effective portions. Balances in AOCL are subsequently reclassified to earnings in the same period that the hedged interest payments affect earnings. The Company estimates $2.3 million will be reclassified to interest expense over the next twelve months.

The following table presents the fair value, accrued interest and classification of the Company’s interest rate swaps:

(dollars in thousands)	SEPTEMBER 24, 2017	DECEMBER 25, 2016	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$2,127	$3,968	Accrued and other current liabilities
Interest rate swaps - liability	951	1,999	Other long-term liabilities, net
Total fair value of derivative instruments (1)	$3,078	$5,967

Accrued interest	$217	$408	Accrued and other current liabilities
____________________

(1)	See Note 13 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the interest rate swaps on Net income for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Interest rate swap expense recognized in Interest expense, net (1)	$(804)	$(1,545)	$(3,105)	$(4,756)
Income tax benefit recognized in (Benefit) provision for income taxes	312	598	1,186	1,854
Total effects of the interest rate swaps on Net income	$(492)	$(947)	$(1,919)	$(2,902)
____________________

(1)	During the thirteen and thirty-nine weeks ended September 24, 2017 and September 25, 2016, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

The Company records its derivatives on the Consolidated Balance Sheets on a gross balance basis. The Company’s derivatives are subject to master netting arrangements. As of September 24, 2017, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 24, 2017, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of September 24, 2017 and December 25, 2016, the fair value of the Company’s interest rate swaps in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, was $3.3 million and $6.4 million, respectively. As of September 24, 2017 and December 25, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 24, 2017 and December 25, 2016, it could have been required to settle its obligations under the agreements at their termination value of $3.3 million and $6.4 million, respectively.

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the dates indicated:

	SEPTEMBER 24, 2017			DECEMBER 25, 2016
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$42	$42	$—	$90	$90	$—
Money market funds	20,751	20,751	—	18,607	18,607	—
Restricted cash equivalents:
Fixed income funds	—	—	—	552	552	—
Money market funds	3,735	3,735	—	2,518	2,518	—
Total asset recurring fair value measurements	$24,528	$24,528	$—	$21,767	$21,767	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$2,127	$—	$2,127	$3,968	$—	$3,968
Derivative instruments - commodities	52	—	52	157	—	157
Other long-term liabilities:
Derivative instruments - interest rate swaps	951	—	951	1,999	—	1,999
Total liability recurring fair value measurements	$3,130	$—	$3,130	$6,124	$—	$6,124

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps and commodities. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk when performing fair value measurements. As of September 24, 2017 and December 25, 2016, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2017		SEPTEMBER 24, 2017
(dollars in thousands)	CARRYING VALUE (1)	TOTAL IMPAIRMENT	CARRYING VALUE (1)	TOTAL IMPAIRMENT
Assets held for sale	$470	$249	$470	$320
Property, fixtures and equipment	13,935	13,993	15,002	14,855
	$14,405	$14,242	$15,472	$15,175

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2016		SEPTEMBER 25, 2016
(dollars in thousands)	CARRYING VALUE (2)	TOTAL IMPAIRMENT	CARRYING VALUE (2)	TOTAL IMPAIRMENT
Assets held for sale	$1,356	$3,209	$45,351	$42,926
Property, fixtures and equipment	12,064	2,058	12,064	2,058
	$13,420	$5,267	$57,415	$44,984
________________

(1)	Carrying value approximates fair value with all assets measured using third-party market appraisals or executed sales contracts (Level 2).

(2)	Carrying value approximates fair value with all assets measured using executed sales contracts (Level 2).

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the dates indicated:

	SEPTEMBER 24, 2017			DECEMBER 25, 2016
	CARRYING VALUE	FAIR VALUE		CARRYING VALUE	FAIR VALUE
(dollars in thousands)		LEVEL 2	LEVEL 3		LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$247,500	$246,881	$—	$258,750	$257,780	$—
Term loan A-1	135,000	134,663	—	140,625	140,098	—
Term loan A-2	125,000	124,688	—	—	—	—
Revolving credit facility	672,500	668,297	—	622,000	617,335	—
PRP Mortgage Loan	—	—	—	47,202	—	47,202
Other notes payable	944	—	926	1,776	—	1,659

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
PRP Mortgage Loan	Assumptions derived from current conditions in the real estate and credit markets, changes in the underlying collateral and expectations of management.
Other notes payable	Discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates, which are used to derive the present value factors for the determination of fair value.

14.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
(Benefit) provision for income taxes	$(4,038)	$1,950	$14,280	$24,372
Effective income tax rate	(NM)	8.4%	14.3%	33.2%
____________________
NM    Not meaningful.

The decrease in the effective tax rate for the thirteen weeks ended September 24, 2017 was primarily due to the benefit of employment-related credits relative to lower forecasted pre-tax income for the 2017 tax year. The benefit for income taxes recorded for the thirteen weeks ended September 24, 2017 includes the impact of changes to the estimate of the forecasted full-year effective tax rate relative to prior quarters in 2017.

The effective income tax rate for the thirty-nine weeks ended September 24, 2017 decreased 18.9% as compared to the thirty-nine weeks ended September 25, 2016. Approximately 13.5% of this net decrease was due to impairment and additional tax liabilities recorded in connection with the sale of Outback Steakhouse South Korea in 2016. The remaining decrease was primarily due to the impact of certain favorable discrete tax items recorded in 2017 and lower forecasted pre-tax book income for the 2017 tax year.

The Company has a blended federal and state statutory rate of approximately 39%. The effective income tax rate for the thirteen weeks ended September 24, 2017 was lower than the statutory rate primarily due to the benefit of changes to the estimate of the forecasted full-year effective tax rate relative to prior quarters in 2017 and employment-related tax credits. The effective income tax rate for the thirty-nine weeks ended September 24, 2017 was lower than the

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

statutory rate primarily due to the benefit of employment-related tax credits and certain favorable discrete tax items recorded in 2017.

15.    Commitments and Contingencies

Litigation and Other Matters - The Company had $3.7 million and $3.5 million of liabilities recorded for various legal matters as of September 24, 2017 and December 25, 2016, respectively.

In November 2015, David Sears and Elizabeth Thomas, two former Outback Steakhouse managers (“Manager Plaintiffs”), sent a demand letter seeking unpaid overtime compensation on behalf of all managers and kitchen managers employed at Outback Steakhouse restaurants from November 2012 to present. The Manager Plaintiffs claim that managers were not assigned sufficient management duties to qualify as exempt from overtime. In December 2016, the Company agreed to a tentative class settlement for eligible kitchen managers and during the second quarter of 2017, the class period closed and the Company made final payment to the class of $2.3 million.

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

Lease Guarantees - As a result of the Company assigning its interest in obligations under real estate leases in connection with the sale of certain restaurants, the Company is contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2032. As of September 24, 2017, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was approximately $26.9 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of September 24, 2017 was approximately $17.2 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. The Company believes the financial strength and operating history of the buyers significantly reduces the risk that it will be required to make payments under these leases. Accordingly, no liability has been recorded.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

include only transactions with customers and include no intersegment revenues. Excluded from net income from operations for U.S. and International are certain legal and corporate costs not directly related to the performance of the segments, stock-based compensation expenses and certain bonus expenses.

The following table is a summary of Total revenue by segment:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Total revenues
U.S.	$832,073	$893,906	$2,782,060	$2,896,666
International	116,826	111,481	343,644	351,497
Total revenues	$948,899	$1,005,387	$3,125,704	$3,248,163

The following table is a reconciliation of Segment income (loss) from operations to Income before (benefit) provision for income taxes:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Segment income (loss) from operations
U.S.	$28,139	$61,905	$204,153	$268,754
International	8,442	8,277	26,923	(14,947)
Total segment income from operations	36,581	70,182	231,076	253,807
Unallocated corporate operating expense	(33,399)	(38,448)	(116,610)	(122,056)
Total income from operations	3,182	31,734	114,466	131,751
Loss on defeasance, extinguishment and modification of debt	—	(418)	(260)	(26,998)
Other income, net	7,531	2,079	14,761	2,059
Interest expense, net	(10,705)	(10,217)	(29,389)	(33,394)
Income before (benefit) provision for income taxes	$8	$23,178	$99,578	$73,418

The following table is a summary of Depreciation and amortization expense by segment:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Depreciation and amortization
U.S.	$37,186	$39,346	$111,192	$116,508
International	7,036	5,978	20,550	19,479
Corporate	3,604	3,227	10,737	9,219
Total depreciation and amortization	$47,826	$48,551	$142,479	$145,206

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Geographic areas — International revenues are defined as revenues generated from restaurant sales originating in a country other than the U.S. The following table details Total revenues by major geographic area:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
U.S.	$832,073	$893,906	$2,782,060	$2,896,666
International
Brazil	108,503	87,188	308,384	228,197
Other	8,323	24,293	35,260	123,300
Total revenues	$948,899	$1,005,387	$3,125,704	$3,248,163

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 24, 2017, we owned and operated 1,197 restaurants and franchised 294 restaurants across 48 states, Puerto Rico, Guam and 19 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Executive Summary

Our financial results for the thirteen weeks ended September 24, 2017 (“third quarter of 2017”) include the following:

•
A decrease in Total revenues of 5.6% to $948.9 million in the third quarter of 2017, as compared to the third quarter of 2016, primarily due to refranchising internationally and domestically and the net impact of restaurant closings and new restaurant openings, partially offset by an increase in franchise and other revenues.

•
Income from operations of $3.2 million in the third quarter of 2017, as compared to $31.7 million in the third quarter of 2016, decreased primarily due to lower operating margin at the restaurant-level and certain impairment charges and restaurant closing costs, partially offset by increases primarily in franchise and other revenues.

Following is a summary of significant actions we have taken and other factors that impacted our operating results and liquidity to date in 2017:

Surplus Properties - During the thirteen and thirty-nine weeks ended September 24, 2017, we recognized impairment charges of $9.5 million in connection with the remeasurement of certain held and used surplus properties currently leased to the owners of our former restaurant concepts. See Note 3 - Impairments and Exit Costs of our Notes to Consolidated Financial Statements for additional details regarding surplus properties.

Sale of Carrabba’s Italian Grill Restaurant - During the thirteen weeks ended September 24, 2017, we closed and completed the sale of one U.S. Company-owned Carrabba’s Italian Grill location for a purchase price of $9.9 million, net of closing costs. The sale resulted in a net gain of $8.4 million, recorded within Other income, net, in the Consolidated Statements of Operations and Other Comprehensive Income.

Sale-leaseback Transactions - During the thirty-nine weeks ended September 24, 2017, we entered into sale-leaseback transactions with third-parties in which we sold 26 restaurant properties at fair market value for gross proceeds of $92.5 million.

Refranchising - During the thirteen weeks ended June 25, 2017, we completed the sale of 54 of our existing U.S. Company-owned Outback Steakhouse and Carrabba’s Italian Grill locations for aggregate cash proceeds of $36.2 million, net of certain closing adjustments. The transactions resulted in an aggregate net gain of $7.4 million within Other income, net, in the Consolidated Statements of Operations and Other Comprehensive Income. See Note 2 - Disposals of our Notes to Consolidated Financial Statements for additional details.

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

Share Repurchase Programs - We repurchased 13.8 million shares of common stock year-to-date for a total of $272.7 million and had $55.0 million remaining available for repurchase under the 2017 Share Repurchase Program, through the date of this filing.

Key Performance Indicators

Key measures that we use in evaluating our restaurants and assessing our business include the following:

•	Average restaurant unit volumes—average sales per restaurant to measure changes in customer traffic, pricing and development of the brand;

•
Comparable restaurant sales—year-over-year comparison of sales for Company-owned restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants;

•	System-wide sales—total restaurant sales volume for all Company-owned and franchise restaurants, regardless of ownership, to interpret the overall health of our brands;

•	Restaurant-level operating margin, Income from operations, Net income and Diluted earnings per share — financial measures utilized to evaluate our operating performance.

Restaurant-level operating margin is widely regarded in the industry as a useful metric to evaluate restaurant level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Cost of sales, Labor and other related and Other restaurant operating (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statement of Operations. The following categories of our revenue and operating expenses are not included in restaurant-level operating margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

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

Restaurant-level operating margin excludes various expenses, as discussed above, that are essential to support the operations of our restaurants and may materially impact our Consolidated Statement of Operations. As a result, restaurant-level operating margin is not indicative of our consolidated results of operations and is presented exclusively as a supplement to, and not a substitute for, net income or income from operations. In addition, our presentation of restaurant operating margin may not be comparable to similarly titled measures used by other companies in our industry;

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

•	Customer satisfaction scores—measurement of our customers’ experiences in a variety of key areas.

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

Number of restaurants (at end of the period):	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
U.S.
Outback Steakhouse
Company-owned (1)	584	651
Franchised (1)	156	105
Total	740	756
Carrabba’s Italian Grill
Company-owned (1)	226	243
Franchised (1)	3	2
Total	229	245
Bonefish Grill
Company-owned	195	204
Franchised	7	6
Total	202	210
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	68	67
Express
Company-owned	1	—
International
Company-owned
Outback Steakhouse - Brazil (2)	87	81
Other	36	24
Franchised
Outback Steakhouse - South Korea	74	72
Other	54	52
Total	251	229
System-wide total	1,491	1,507
____________________

(1)	In April 2017, we sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant which are now operated as franchises under agreements with the Buyers.

(2)	The restaurant counts for Brazil are reported as of August 31, 2017 and 2016, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations and Comprehensive Income in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Revenues
Restaurant sales	98.8%	99.3%	99.0%	99.4%
Franchise and other revenues	1.2	0.7	1.0	0.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	31.6	32.2	31.8	32.3
Labor and other related (1)	30.4	29.0	29.3	28.6
Other restaurant operating (1)	24.7	24.3	23.4	23.1
Depreciation and amortization	5.0	4.8	4.6	4.5
General and administrative	7.0	6.5	6.9	6.4
Provision for impaired assets and restaurant closings	2.0	0.5	1.2	1.5
Total costs and expenses	99.7	96.8	96.3	95.9
Income from operations	0.3	3.2	3.7	4.1
Loss on defeasance, extinguishment and modification of debt	—	(*)	(*)	(0.8)
Other income, net	0.8	0.2	0.4	*
Interest expense, net	(1.1)	(1.1)	(0.9)	(1.0)
Income before (benefit) provision for income taxes	*	2.3	3.2	2.3
(Benefit) provision for income taxes	(0.4)	0.2	0.5	0.8
Net income	0.4	2.1	2.7	1.5
Less: net (loss) income attributable to noncontrolling interests	(*)	*	*	0.1
Net income attributable to Bloomin’ Brands	0.4%	2.1%	2.7%	1.4%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the thirteen and thirty-nine weeks ended September 24, 2017:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the period ended September 25, 2016	$998.8	$3,229.4
Change from:
Divestiture of restaurants through refranchising transactions	(56.3)	(167.0)
Restaurant closings	(21.6)	(62.0)
Comparable restaurant sales	(3.8)	1.2
Restaurant openings	18.3	58.7
Effect of foreign currency translation	2.5	33.0
For the period ended September 24, 2017	$937.9	$3,093.3

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The decrease in Restaurant sales in the thirteen weeks ended September 24, 2017 was primarily attributable to: (i) refranchising internationally and domestically and (ii) the closing of 46 restaurants since June 26, 2016, partially offset by the opening of 46 new restaurants not included in our comparable restaurant sales base.

The decrease in Restaurant sales in the thirty-nine weeks ended September 24, 2017 was primarily attributable to: (i) refranchising internationally and domestically and (ii) the closing of 55 restaurants since December 27, 2015. The decrease in restaurant sales was partially offset by: (i) the opening of 65 new restaurants not included in our comparable restaurant sales base and (ii) the effect of foreign currency translation, due to appreciation of the Brazil Real.

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$62,733	$61,588	$67,112	$65,845
Carrabba’s Italian Grill	$51,226	$51,374	$56,016	$55,974
Bonefish Grill	$53,666	$55,125	$58,727	$59,365
Fleming’s Prime Steakhouse & Wine Bar	$68,761	$68,510	$79,300	$79,561
International
Outback Steakhouse - Brazil (1)	$83,856	$79,133	$85,214	$72,022
Operating weeks:
U.S.
Outback Steakhouse	7,592	8,463	23,785	25,347
Carrabba’s Italian Grill	2,950	3,163	8,974	9,507
Bonefish Grill	2,542	2,652	7,690	8,014
Fleming’s Prime Steakhouse & Wine Bar	875	871	2,624	2,587
International
Outback Steakhouse - Brazil	1,137	1,042	3,310	3,026
____________________

(1)
Translated at an average exchange rate of 3.22 and 3.30 for the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively and 3.20 and 3.59 for the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases):

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more) (1):
U.S.
Outback Steakhouse	0.6%	(0.7)%	0.8%	(1.6)%
Carrabba’s Italian Grill	(2.8)%	(2.1)%	(2.1)%	(2.9)%
Bonefish Grill	(4.3)%	1.7%	(2.4)%	(0.1)%
Fleming’s Prime Steakhouse & Wine Bar	(1.0)%	(1.9)%	(1.8)%	(0.3)%
Combined U.S. (2)	(1.0)%	(0.7)%	(0.5)%	(1.5)%
International
Outback Steakhouse - Brazil (3)	4.8%	7.3%	6.9%	6.9%

Traffic:
U.S.
Outback Steakhouse	0.1%	(6.5)%	(1.1)%	(5.1)%
Carrabba’s Italian Grill	(4.2)%	(4.5)%	(4.5)%	(2.5)%
Bonefish Grill	(5.7)%	(2.0)%	(3.5)%	(3.3)%
Fleming’s Prime Steakhouse & Wine Bar	(6.5)%	(2.9)%	(6.6)%	(1.6)%
Combined U.S.	(1.9)%	(5.4)%	(2.3)%	(4.2)%
International
Outback Steakhouse - Brazil	(1.5)%	1.4%	(0.1)%	0.2%

Average check per person increases (decreases) (4):
U.S.
Outback Steakhouse	0.5%	5.8%	1.9%	3.5%
Carrabba’s Italian Grill	1.4%	2.4%	2.4%	(0.4)%
Bonefish Grill	1.4%	3.7%	1.1%	3.2%
Fleming’s Prime Steakhouse & Wine Bar	5.5%	1.0%	4.8%	1.3%
Combined U.S.	0.9%	4.7%	1.8%	2.7%
International
Outback Steakhouse - Brazil	6.2%	6.0%	6.8%	6.6%
____________________

(1)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(2)	Combined U.S. comparable restaurant sales for the thirteen weeks ended September 24, 2017 includes an estimated (1.0%) impact related to hurricanes that occurred during the quarter.

(3)	Includes trading day impact from calendar period reporting.

(4)	Increases (decreases) in average check per person includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Franchise and other revenues

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Franchise revenues (1)	$7.9	$5.2	$23.7	$14.2
Other revenues	3.1	1.4	8.7	4.6
Franchise and other revenues	$11.0	$6.6	$32.4	$18.8
____________________

(1)	Represents franchise royalties and initial franchise fees.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change
Cost of sales	$296.6	$322.1		$984.5	$1,044.2
% of Restaurant sales	31.6%	32.2%	(0.6)%	31.8%	32.3%	(0.5)%

Cost of sales, consisting of food and beverage costs, decreased as a percentage of Restaurant sales in the thirteen weeks ended September 24, 2017 as compared to the thirteen weeks ended September 25, 2016. The decrease as a percentage of Restaurant sales was primarily due to 0.7% from the impact of certain cost saving initiatives and 0.5% in lower beef costs, partially offset by an increase primarily attributable to 0.6% for other commodity costs.

Cost of sales decreased as a percentage of Restaurant sales in the thirty-nine weeks ended September 24, 2017 as compared to the thirty-nine weeks ended September 25, 2016. The decrease as a percentage of Restaurant sales was primarily due to: (i) 0.5% from increases in average check per person, (ii) 0.4% lower beef costs and (iii) 0.3% from the impact of certain cost saving initiatives. These decreases were partially offset by increases as a percentage of Restaurant sales primarily attributable to: (i) 0.5% for other commodity costs and (ii) 0.2% for product investments at Outback Steakhouse.

In fiscal year 2018, we expect low single digit commodity cost inflation.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change
Labor and other related	$285.3	$290.0		$907.6	$922.0
% of Restaurant sales	30.4%	29.0%	1.4%	29.3%	28.6%	0.7%

Labor and other related expenses increased as a percentage of Restaurant sales in the thirteen weeks ended September 24, 2017 as compared to the thirteen weeks ended September 25, 2016. The increase as a percentage of Restaurant sales was primarily due to 1.4% of higher kitchen and service labor costs due to wage rate increases and 0.2% of costs related to hurricanes that occurred during the quarter. The increase was offset by a decrease as a percentage of Restaurant sales primarily due to 0.2% from increases in average check per person.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Labor and other related expenses increased as a percentage of Restaurant sales in the thirty-nine weeks ended September 24, 2017 as compared to the thirty-nine weeks ended September 25, 2016. The increase as a percentage of Restaurant sales was primarily due to 1.5% of higher kitchen and service labor costs due to wage rate increases and investments in our service model. The increase was partially offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.5% from increases in average check per person and (ii) 0.2% impact from the sale of Outback Steakhouse South Korea in 2016.

In fiscal year 2018, we anticipate approximately 4.0% of labor cost inflation.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change
Other restaurant operating	$231.3	$243.2		$723.4	$747.2
% of Restaurant sales	24.7%	24.3%	0.4%	23.4%	23.1%	0.3%

Other restaurant operating expenses increased as a percentage of Restaurant sales in the thirteen weeks ended September 24, 2017 as compared to the thirteen weeks ended September 25, 2016. The increase as a percentage of Restaurant sales was primarily due to: (i) 0.9% from operating expense inflation and (ii) 0.6% from higher rent expense due to the sale-leaseback of certain properties. These increases were partially offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.7% from higher advertising expense in 2016, (ii) 0.3% from the impact of certain cost saving initiatives and (iii) 0.2% from increases in average check per person.

Other restaurant operating expenses increased as a percentage of Restaurant sales in the thirty-nine weeks ended September 24, 2017 as compared to the thirty-nine weeks ended September 25, 2016. The increase as a percentage of Restaurant sales was primarily due to: (i) 0.5% from higher rent expense due to the sale-leaseback of certain properties and (ii) 0.4% from operating expense inflation. These increases were partially offset by decreases as a percentage of Restaurant sales primarily due to: (i) 0.6% from higher advertising expense in 2016 and (ii) 0.2% from the impact of certain cost saving initiatives.

Depreciation and amortization

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change
Depreciation and amortization	$47.8	$48.6	$(0.8)	$142.5	$145.2	$(2.7)

Depreciation and amortization expense decreased in the thirteen and thirty-nine weeks ended September 24, 2017 as compared to the thirteen and thirty-nine weeks ended September 25, 2016. The decrease was primarily due to: (i) disposal of assets related to the sale-leaseback of certain properties, (ii) refranchising internationally and domestically and (iii) assets impaired in connection with the 2017 Closure Initiative, partially offset by additional depreciation expense related to the opening of new restaurants and the relocation or remodel of existing restaurants.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in general and administrative expense for the thirteen and thirty-nine weeks ended September 24, 2017:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the period ended September 25, 2016	$65.1	$208.7
Change from:
Life insurance and deferred compensation	1.1	1.6
Computer expense	1.1	1.5
Legal and professional fees	0.5	2.8
Incentive compensation	(2.2)	(0.4)
Foreign currency exchange	(0.1)	2.5
Compensation, benefits and payroll tax	—	(4.6)
Other	0.6	3.0
For the period ended September 24, 2017	$66.1	$215.1

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change
Provision for impaired assets and restaurant closings	$18.6	$4.7	$13.9	$38.3	$49.2	$(10.9)

Sale of Outback Steakhouse South Korea - On July 25, 2016, we completed the sale of Outback Steakhouse South Korea. In connection with the decision to sell Outback Steakhouse South Korea, we recognized an impairment charge of $39.6 million during thirty-nine weeks ended September 25, 2016.

Closure Initiatives - Following is a summary of expenses related to the Closure Initiatives recognized in Provision for impaired assets and restaurant closings in our Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Impairment, facility closure and other expenses
2017 Closure Initiative (1)	$1.8	$—	$19.1	$—
Bonefish Restructuring (1)	$1.9	$(0.7)	$2.7	$3.7
________________

(1)
We expect to incur additional charges of approximately $3.2 million to $4.1 million for the 2017 Closure Initiative and $2.2 million to $5.1 million for the Bonefish Restructuring, respectively, over the next two years, including costs associated with lease obligations.

Surplus Properties - During the thirteen and thirty-nine weeks ended September 24, 2017, we recognized impairment charges of $9.5 million in connection with the remeasurement of certain held and used surplus properties currently leased to the owners of our former restaurant concepts.

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

See Note 3 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for further information.

Income from operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change
Income from operations	$3.2	$31.7	$(28.5)	$114.5	$131.8	$(17.3)
% of Total revenues	0.3%	3.2%	(2.9)%	3.7%	4.1%	(0.4)%

The decrease in income from operations generated in the thirteen weeks ended September 24, 2017 as compared to the thirteen weeks ended September 25, 2016 was primarily due to: (i) a decrease in restaurant-level operating margin and (ii) certain impairment charges and restaurant closing costs. These decreases were partially offset by increases primarily in franchise and other revenues.

The decrease in income from operations generated in the thirty-nine weeks ended September 24, 2017 as compared to the thirty-nine weeks ended September 25, 2016 was primarily due to: (i) a decrease in restaurant-level operating margin, (ii) certain impairment charges and restaurant closing costs and (iii) higher general and administrative expense. These decreases were partially offset by increases primarily due to: (i) increases in franchise and other revenues and (ii) impairment related to the sale of Outback Steakhouse South Korea in 2016.

Loss on defeasance, extinguishment and modification of debt

In connection with the PRP Mortgage Loan Amendment in July 2016 and the defeasance of our 2012 CMBS loan in February 2016, we recognized a loss on defeasance, extinguishment and modification of debt of $0.4 million and $27.0 million for the thirteen and thirty-nine weeks ended September 25, 2016, respectively.

Other income, net

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change
Other income, net	$7.5	$2.1	$5.4	$14.8	$2.1	$12.7

Other income, net, includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations. Other income, net, for the thirteen weeks ended September 24, 2017 includes a net gain of $8.4 million from the sale of one U.S. Company-owned Carrabba’s Italian Grill location, and for the thirty-nine weeks ended September 24, 2017 an aggregate net gain of $7.4 million in connection with the sale of 54 of our U.S. Company-owned locations to two of our existing franchisees during the second quarter of 2017. We recorded a gain of $2.1 million from the sale of Outback Steakhouse South Korea within Other income, net, during the thirteen and thirty-nine weeks ended September 25, 2016.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest expense, net

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change
Interest expense, net	$10.7	$10.2	$0.5	$29.4	$33.4	$(4.0)

The change in Interest expense, net was primarily due to decreases related to the February 2016 refinancing and subsequent repayment of the PRP Mortgage loan in April 2017 and increases related to additional draws on our revolving credit facility and our May 2017 incremental Term loan A-2.

(Benefit) provision for income taxes

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	Change
Effective income tax rate	(NM)	8.4%	(NM)	14.3%	33.2%	(18.9)%
____________________
NM    Not meaningful.

The decrease in the effective tax rate for the thirteen weeks ended September 24, 2017 was primarily due to the benefit of employment-related credits relative to lower forecasted pre-tax income for the 2017 tax year. The benefit for income taxes recorded for the thirteen weeks ended September 24, 2017 includes the impact of changes to the estimate of the forecasted full-year effective tax rate relative to prior quarters in 2017.

The effective income tax rate for the thirty-nine weeks ended September 24, 2017 decreased 18.9% as compared to the thirty-nine weeks ended September 25, 2016. Approximately 13.5% of this net decrease was due to impairment and additional tax liabilities recorded in connection with the sale of Outback Steakhouse South Korea in 2016. The remaining decrease was primarily due to the impact of certain favorable discrete tax items recorded in 2017 and lower forecasted pre-tax book income for the 2017 tax year.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Following is a reconciliation of segment income (loss) from operations to the consolidated operating results:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Segment income (loss) from operations
U.S.	$28,139	$61,905	$204,153	$268,754
International	8,442	8,277	26,923	(14,947)
Total segment income from operations	36,581	70,182	231,076	253,807
Unallocated corporate operating expense	(33,399)	(38,448)	(116,610)	(122,056)
Total income from operations	3,182	31,734	114,466	131,751
Loss on defeasance, extinguishment and modification of debt	—	(418)	(260)	(26,998)
Other income, net	7,531	2,079	14,761	2,059
Interest expense, net	(10,705)	(10,217)	(29,389)	(33,394)
Income before (benefit) provision for income taxes	$8	$23,178	$99,578	$73,418

Restaurant-level operating margin is widely regarded in the industry as a useful metric to evaluate restaurant level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. See the Overview-Key Performance Indicators section of Management’s Discussion and Analysis for additional details regarding the calculation of restaurant-level operating margin.

U.S. Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Revenues
Restaurant sales	$823,916	$889,350	$2,758,165	$2,882,091
Franchise and other revenues	8,157	4,556	23,895	14,575
Total revenues	$832,073	$893,906	$2,782,060	$2,896,666
Restaurant-level operating margin	12.2%	14.1%	14.7%	15.7%
Income from operations	$28,139	$61,905	$204,153	$268,754
Operating income margin	3.4%	6.9%	7.3%	9.3%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the thirteen and thirty-nine weeks ended September 24, 2017:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the period ended September 25, 2016	$889.4	$2,882.1
Change from:
Divestiture of restaurants through refranchising transactions	(44.6)	(76.5)
Restaurant closings	(21.2)	(60.7)
Comparable restaurant sales	(6.9)	(12.2)
Restaurant openings	7.3	25.5
For the period ended September 24, 2017	$824.0	$2,758.2

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The decrease in U.S. Restaurant sales in the thirteen weeks ended September 24, 2017 was primarily attributable to: (i) the refranchising of certain U.S. Company-owned restaurants in April 2017, (ii) the closing of 44 restaurants since June 26, 2016 and (iii) lower comparable restaurant sales, partially offset by the opening of 12 new restaurants not included in our comparable restaurant sales base.

The decrease in U.S. Restaurant sales in the thirty-nine weeks ended September 24, 2017 was primarily attributable to: (i) the refranchising of certain U.S. Company-owned restaurants in April 2017, (ii) the closing of 52 restaurants since December 27, 2015 and (iii) lower comparable restaurant sales, partially offset by the opening of 18 new restaurants not included in our comparable restaurant sales base.

Restaurant-level operating margin

The decrease in U.S. restaurant-level operating margin in the thirteen weeks ended September 24, 2017 as compared to the thirteen weeks ended September 25, 2016, was primarily due to: (i) higher labor costs, (ii) operating expense inflation and (iii) higher net rent expense due to the sale-leaseback of certain properties. These decreases were partially offset by the impact of certain cost saving initiatives and lower advertising expense.

The decrease in U.S. restaurant-level operating margin in the thirty-nine weeks ended September 24, 2017 as compared to the thirty-nine weeks ended September 25, 2016, was primarily due to: (i) higher labor costs, (ii) operating expense inflation and (iii) higher net rent expense due to the sale-leaseback of certain properties. These decreases were partially offset by: (i) increases in average check per person, (ii) lower advertising expense and (iii) the impact of certain cost saving initiatives.

Income from operations

The decreases in U.S. income from operations generated in the thirteen and thirty-nine weeks ended September 24, 2017 as compared to the thirteen and thirty-nine weeks ended September 25, 2016, was primarily due to: (i) lower operating margin at the restaurant-level and (ii) certain impairment charges and restaurant closing costs. These decreases were partially offset by increases primarily in franchise and other revenues.

International Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Revenues
Restaurant sales	$113,936	$109,456	$335,132	$347,286
Franchise and other revenues	2,890	2,025	8,512	4,211
Total revenues	$116,826	$111,481	$343,644	$351,497
Restaurant-level operating margin	20.7%	18.2%	20.7%	17.9%
Income (loss) from operations	$8,442	$8,277	$26,923	$(14,947)
Operating income (loss) margin	7.2%	7.4%	7.8%	(4.3)%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the change in International segment Restaurant sales for the thirteen and thirty-nine weeks ended September 24, 2017:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the period ended September 25, 2016	$109.5	$347.3
Change from:
Restaurant openings	11.0	33.2
Comparable restaurant sales	3.1	13.4
Effect of foreign currency translation	2.5	33.0
Refranchising of Outback Steakhouse South Korea	(11.7)	(90.5)
Restaurant closings	(0.4)	(1.3)
For the period ended September 24, 2017	$114.0	$335.1

The increase in Restaurant sales in the thirteen weeks ended September 24, 2017 was primarily attributable to (i) the opening of 34 new restaurants not included in our comparable restaurant sales base, (ii) an increase in comparable restaurant sales and (iii) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar, partially offset by the refranchising of Outback Steakhouse South Korea in 2016.

The decrease in Restaurant sales in the thirty-nine weeks ended September 24, 2017 was primarily attributable to the refranchising of Outback Steakhouse South Korea in 2016, partially offset by: (i) the opening of 47 new restaurants not included in our comparable restaurant sales base, (ii) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar and (iii) an increase in comparable restaurant sales.

Restaurant-level operating margin

The increase in International restaurant-level operating margin in the thirteen weeks ended September 24, 2017 as compared to the thirteen weeks ended September 25, 2016 was primarily due to: (i) increases in average check per person and (ii) the impact of the sale of Outback Steakhouse South Korea in 2016. These increases were partially offset by: (i) higher labor and commodity inflation and (ii) operating expense inflation.

The increase in International restaurant-level operating margin in the thirty-nine weeks ended September 24, 2017 as compared to the thirty-nine weeks ended September 25, 2016 was primarily due to: (i) increases in average check per person, (ii) the impact of the sale of Outback Steakhouse South Korea in 2016 and (iii) the impact of certain cost saving initiatives. These increases were partially offset by higher labor and commodity inflation.

Income from operations

The increase in International income from operations in the thirteen weeks ended September 24, 2017 as compared to the thirteen weeks ended September 25, 2016 was primarily due to higher operating margin at the restaurant-level, partially offset by certain impairment charges.

The increase in International income from operations in the thirty-nine weeks ended September 24, 2017 as compared to the thirty-nine weeks ended September 25, 2016 was primarily due to: (i) impairment related to the sale of Outback Steakhouse South Korea in 2016, (ii) higher operating margin at the restaurant-level and (iii) an increase in franchise and other revenues, partially offset by higher General and administrative expense. General and administrative expense for the International segment increased primarily from the effects of foreign currency exchange.

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
COMPANY-OWNED RESTAURANT SALES (dollars in millions)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
U.S.
Outback Steakhouse (1)	$476	$521	$1,596	$1,668
Carrabba’s Italian Grill (1)	151	162	502	532
Bonefish Grill	137	147	452	476
Fleming’s Prime Steakhouse & Wine Bar	60	60	208	206
Total	$824	$890	$2,758	$2,882
International
Outback Steakhouse-Brazil	$95	$83	$282	$218
Outback Steakhouse-South Korea (2)	—	11	—	90
Other	19	15	53	39
Total	$114	$109	$335	$347
Total Company-owned restaurant sales	$938	$999	$3,093	$3,229
_____________________

(1)	In April 2017, we sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant which are now operated as franchises under agreements with the Buyers.

(2)	On July 25, 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
FRANCHISE SALES (dollars in millions) (1)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
U.S.
Outback Steakhouse (2)	$123	$85	$327	$260
Carrabba's Italian Grill (2)	3	3	7	9
Bonefish Grill	3	3	11	10
Total	129	91	345	279
International
Outback Steakhouse-South Korea (3)	43	30	127	30
Other	28	28	85	84
Total	71	58	212	114
Total franchise sales (1)	$200	$149	$557	$393
Income from franchise sales (4)	$8	$5	$24	$14
_____________________

(1)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)	In April 2017, we sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant which are now operated as franchises under agreements with the Buyers.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(3)	On July 25, 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

(4)	Represents franchise royalties and initial franchise fees included in the Consolidated Statements of Operations and Comprehensive Income in Franchise and other revenues.

Adjusted restaurant-level operating margin

The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 24, 2017		SEPTEMBER 25, 2016
	U.S. GAAP	ADJUSTED	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.6%	31.6%	32.2%	32.2%
Labor and other related	30.4%	30.4%	29.0%	29.0%
Other restaurant operating	24.7%	24.7%	24.3%	24.4%

Restaurant-level operating margin	13.3%	13.3%	14.4%	14.3%

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2017		SEPTEMBER 25, 2016
	U.S. GAAP	ADJUSTED (2)	U.S. GAAP	ADJUSTED (3)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.8%	31.8%	32.3%	32.3%
Labor and other related	29.3%	29.3%	28.6%	28.6%
Other restaurant operating	23.4%	23.6%	23.1%	23.2%

Restaurant-level operating margin	15.4%	15.3%	16.0%	15.9%
_________________

(1)	Includes adjustments for the write-off of $0.2 million of deferred rent liabilities associated with our relocation program, recorded in Other restaurant operating.

(2)	Includes adjustments for the write-off of $5.5 million of deferred rent liabilities associated with the 2017 Closure Initiative and our relocation program, recorded in Other restaurant operating.

(3)	Includes adjustments for the write-off of $1.9 million of deferred rent liabilities, primarily associated with the Bonefish Restructuring, recorded in Other restaurant operating.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Income from operations	$3,182	$31,734	$114,466	$131,751
Operating income margin	0.3%	3.2%	3.7%	4.1%
Adjustments:
Asset impairments and related costs (1)	10,566	3,208	10,566	43,231
Restaurant impairments and closing costs (2)	4,726	(685)	20,925	1,435
Restaurant relocations and related costs (3)	3,743	1,141	8,101	2,047
Severance (4)	1,015	—	1,015	1,872
Transaction-related expenses (5)	—	1,047	1,447	1,513
Total income from operations adjustments	20,050	4,711	42,054	50,098
Adjusted income from operations	$23,232	$36,445	$156,520	$181,849
Adjusted operating income margin	2.4%	3.6%	5.0%	5.6%

Net income attributable to Bloomin’ Brands	$4,336	$20,733	$83,876	$46,031
Adjustments:
Income from operations adjustments	20,050	4,711	42,054	50,098
Gain on disposal of business and other costs (6)	(7,570)	(2,084)	(14,854)	(2,084)
Loss on defeasance, extinguishment and modification of debt (7)	—	418	260	26,998
Total adjustments, before income taxes	12,480	3,045	27,460	75,012
Adjustment to provision for income taxes (8)	(5,074)	(2,338)	(14,018)	(9,382)
Net adjustments	7,406	707	13,442	65,630
Adjusted net income	$11,742	$21,440	$97,318	$111,661

Diluted earnings per share	$0.05	$0.18	$0.83	$0.40
Adjusted diluted earnings per share	$0.12	$0.19	$0.96	$0.96

Diluted weighted average common shares outstanding	95,655	112,430	101,497	116,516
_________________

(1)
Represents asset impairment charges and related costs primarily associated with: (i) the remeasurement of certain surplus properties in 2017, (ii) our Puerto Rico subsidiary in 2016 and (iii) the decision to sell Outback Steakhouse South Korea in 2016.

(2)	Represents expenses incurred for approved closure and restructuring initiatives.

(3)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.

(4)
Relates to severance expense incurred primarily as a result of: (i) restructuring of certain functions in 2017 and (ii) the relocation of our Fleming’s operations center to the corporate home office in 2016.

(5)
Relates primarily to the following: (i) professional fees related to certain income tax items in which the associated tax benefit is adjusted in Adjustments to provision for income taxes in 2017, as described in footnote 8 to this table, and (ii) costs incurred in connection with our sale-leaseback initiative in 2017 and 2016.

(6)
Primarily relates to: (i) the sale of 54 U.S. Company-owned restaurants to existing franchisees in the second quarter of 2017, (ii) a gain of the sale of one Carrabba's Italian Grill restaurant during the third quarter of 2017, (iii) expenses related to certain surplus properties during the third quarter of 2017 and (iv) the sale of Outback Steakhouse South Korea during the third quarter of 2016.

(7)	Relates to modification of our Credit Agreement in 2017 and amendments of the PRP Mortgage loan and the defeasance of the 2012 CMBS loan in 2016.

(8)
Represents income tax effect of the adjustments for the thirteen and thirty-nine weeks ended September 24, 2017 and September 25, 2016. Adjustments include the impact of excluding $4.6 million of discrete income tax items for the thirty-nine weeks ended September 24, 2017.

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

Cash and Cash Equivalents - As of September 24, 2017, we had $98.7 million in cash and cash equivalents, of which $36.8 million was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

Refranchising - In April 2017, we completed the sale of 54 of our existing Outback Steakhouse and Carrabba’s Italian Grill locations for aggregate cash proceeds of $36.2 million, net of certain closing adjustments. After completion of the sale, these restaurant locations are operated as franchises under an agreement with the Buyers.

Sale-Leaseback Transactions - During the thirty-nine weeks ended September 24, 2017, we entered into sale-leaseback transactions with third-parties in which we sold 26 restaurant properties at fair market value for gross proceeds of $92.5 million. With a portion of the proceeds from these transactions, we repaid the remaining balance of our PRP Mortgage Loan in April 2017.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Credit Facilities - As of September 24, 2017, we had $1.2 billion of outstanding borrowings under our Senior Secured Credit Facility. Following is a summary of principal payments and debt issuance from December 25, 2016 to September 24, 2017:

	SENIOR SECURED CREDIT FACILITY				PRP MORTGAGE LOAN	TOTAL CREDIT FACILITIES
	TERM LOANS			REVOLVING FACILITY
(dollars in thousands)	A	A-1	A-2
Balance as of December 25, 2016	$258,750	$140,625	$—	$622,000	$47,202	$1,068,577
2017 new debt (1)	—	—	125,000	467,500	—	592,500
2017 payments	(11,250)	(5,625)	—	(417,000)	(47,202)	(481,077)
Balance as of September 24, 2017	$247,500	$135,000	$125,000	$672,500	$—	$1,180,000
________________

(1)
On May 22, 2017, OSI entered into an Amendment to its Credit Agreement which provided an incremental Term loan A-2 in an aggregate principal amount of $125.0 million. A portion of the proceeds from Term loan A-2 were used to repay $25.0 million of our outstanding revolving credit facility.

We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of the dates indicated:

	INTEREST RATE SEPTEMBER 24, 2017	ORIGINAL FACILITY	PRINCIPAL MATURITY DATE	OUTSTANDING
(dollars in thousands)				SEPTEMBER 24, 2017	DECEMBER 25, 2016
Term loan A, net of discount of $0.8 million (1)	3.23%	$300,000	May 2019	$247,500	$258,750
Term loan A-1	3.20%	150,000	May 2019	135,000	140,625
Term loan A-2	3.20%	125,000	May 2019	125,000	—
Revolving credit facility (1)	3.21%	825,000	May 2019	672,500	622,000
Total Senior Secured Credit Facility		$1,400,000		$1,180,000	$1,021,375
PRP Mortgage Loan		$369,512		$—	$47,202
Total credit facilities		$1,769,512		$1,180,000	$1,068,577
________________

(1)	Represents the weighted-average interest rate.

Credit Agreement - On May 22, 2017, OSI entered into an Amendment to its Credit Agreement which provided an incremental Term loan A-2 in an aggregate principal amount of $125.0 million. Proceeds from Term loan A-2 were used for general business purposes and to repay a portion of our outstanding revolving credit facility. As of September 24, 2017, we had $128.3 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $24.2 million.

The Credit Agreement contains term loan mandatory prepayment requirements of 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount outstanding required to be prepaid may vary based on our leverage ratio and year end results. Other than the required minimum amortization premiums of $57.5 million, we do not anticipate any other payments will be required through September 30, 2018.
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

As of September 24, 2017 and December 25, 2016, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

Cash Flow Hedges of Interest Rate Risk - In September 2014, we entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $400.0 million, a start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the swap agreements, we pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate. We estimate $2.3 million will be reclassified to interest expense over the next twelve months. See Note 12 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2017	SEPTEMBER 25, 2016
Net cash provided by operating activities	$223,015	$223,560
Net cash (used in) provided by investing activities	(62,535)	153,902
Net cash used in financing activities	(196,206)	(445,809)
Effect of exchange rate changes on cash and cash equivalents	1,972	5,250
Net decrease in cash, cash equivalents and restricted cash	$(33,754)	$(63,097)

Operating activities - Net cash provided by operating activities was flat during the thirty-nine weeks ended September 24, 2017, as compared to the thirty-nine weeks ended September 25, 2016 primarily due to decreases from: (i) the timing of collections of receivables and (ii) the timing of payments. These decreases were offset by: (i) lower income tax payments and (ii) lower cash interest payments.

Investing activities - Net cash used in investing activities for the thirty-nine weeks ended September 24, 2017 consisted primarily of capital expenditures, partially offset by: (i) proceeds from sale-leaseback transactions and (ii) proceeds from refranchising transactions.

Net cash provided by investing activities for the thirty-nine weeks ended September 25, 2016 consisted primarily of: (i) proceeds from sale-leaseback transactions and (ii) proceeds from the sale of Outback Steakhouse South Korea, partially offset by capital expenditures.

Financing activities - Net cash used in financing activities for the thirty-nine weeks ended September 24, 2017 was primarily attributable to the following: (i) the repurchase of common stock, (ii) repayments on our PRP Mortgage Loan, (iii) payment of cash dividends on our common stock, (iv) repayments of partner deposits and accrued partner obligations and (v) the purchase of outstanding limited partnership interests in certain restaurants. Net cash used in financing activities was partially offset by proceeds from: (i) net proceeds from the incremental Term loan A-2, (ii) drawdowns on our revolving credit facility, net of repayments, and (iii) the sale of a property that did not qualify for sale-leaseback accounting.

Net cash used in financing activities for the thirty-nine weeks ended September 25, 2016 was primarily attributable to the following: (i) the defeasance of the 2012 CMBS loan and payments on our revolving credit facility and PRP Mortgage Loan, (ii) the repurchase of common stock, (iii) payment of cash dividends on our common stock, (iv) repayments of partner deposits and accrued partner obligations and (v) the purchase of outstanding limited partnership

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

interests in certain restaurants. Net cash used in financing activities was partially offset by proceeds from the PRP Mortgage loan.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit):

(dollars in thousands)	SEPTEMBER 24, 2017	DECEMBER 25, 2016
Current assets	$258,710	$390,519
Current liabilities	716,762	823,408
Working capital (deficit)	$(458,052)	$(432,889)

Working capital (deficit) included Unearned revenue from unredeemed gift cards of $248.6 million and $388.5 million as of September 24, 2017 and December 25, 2016, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $98.2 million and $113.0 million as of September 24, 2017 and December 25, 2016, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation was $36.0 million as of September 24, 2017.

We use capital to fund the deferred compensation plans and currently expect annual cash funding of $16.0 million to $18.0 million. Actual funding of the deferred compensation obligations and future funding requirements may vary significantly depending on the actual performance compared to targets, timing of deferred payments of partner contracts, forfeiture rates, number of partner participants, growth of partner investments and our funding strategy.

DIVIDENDS AND SHARE REPURCHASES

Dividends - In October 2017, the Board declared a quarterly cash dividend of $0.08 per share, payable on November 22, 2017. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that the Board considers relevant.

Share Repurchases - On April 21, 2017, the Board approved the 2017 Share Repurchase Program, a new $250.0 million authorization which will expire on October 21, 2018. We had $55.0 million remaining available for repurchase under the 2017 Share Repurchase Program, as of the date of this filing.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Following is a summary of our dividends and share repurchases from December 29, 2014 through September 24, 2017:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TAXES RELATED TO SETTLEMENT OF EQUITY AWARDS	TOTAL
Fiscal year 2015	$29,332	$169,999	$770	$200,101
Fiscal year 2016	31,379	309,887	447	341,713
First fiscal quarter 2017	8,254	53,053	143	61,450
Second fiscal quarter 2017	8,054	145,675	—	153,729
Third fiscal quarter 2017	7,369	74,008	37	81,414
Total	$84,388	$752,622	$1,397	$838,407

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of September 24, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended September 24, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the third quarter of 2017 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended September 24, 2017:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
June 26, 2017 through July 23, 2017	1,614,740	$21.06	1,614,740	$95,000,099
July 24, 2017 through August 20, 2017	1,584,850	$17.48	1,584,754	$67,300,395
August 21, 2017 through September 24, 2017	692,124	$17.82	690,010	$55,000,223
Total (2)	3,891,714		3,889,504
____________________

(1)
On April 21, 2017, the Board of Directors authorized the repurchase of $250.0 million of our outstanding common stock as announced in our press release issued on April 26, 2017 (the “2017 Share Repurchase Program”). The 2017 Share Repurchase Program will expire on October 21, 2018.

(2)
Common stock repurchased during the thirteen weeks ended September 24, 2017 represent shares repurchased under the 2017 Share Repurchase Program and 2,210 shares withheld for tax payments due upon vesting of employee restricted stock awards.

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

Date:	November 3, 2017	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]