Form 10-Q
period 2018-04-01
Bloomin' Brands, Inc.
filed 2018-05-08
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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

As of May 3, 2018, 92,830,371 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended April 1, 2018
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	APRIL 1, 2018	DECEMBER 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$105,840	$128,263
Current portion of restricted cash and cash equivalents	—	1,280
Inventories	50,182	51,264
Other current assets, net	115,269	179,402
Total current assets	271,291	360,209
Property, fixtures and equipment, net	1,166,960	1,173,414
Goodwill	310,824	310,234
Intangible assets, net	519,147	522,290
Deferred income tax assets, net	58,427	60,486
Other assets, net	127,619	135,261
Total assets	$2,454,268	$2,561,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$172,310	$185,461
Accrued and other current liabilities	233,719	270,840
Unearned revenue	235,731	330,756
Current portion of long-term debt	25,620	26,335
Total current liabilities	667,380	813,392
Deferred rent	162,497	160,047
Deferred income tax liabilities	17,159	16,926
Long-term debt, net	1,116,570	1,091,769
Deferred gain on sale-leaseback transactions, net	185,017	188,086
Other long-term liabilities, net	197,210	210,443
Total liabilities	2,345,833	2,480,663
Commitments and contingencies (Note 13)
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of April 1, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 91,415,604 and 91,912,546 shares issued and outstanding as of April 1, 2018 and December 31, 2017, respectively	914	919
Additional paid-in capital	1,092,147	1,081,813
Accumulated deficit	(898,768)	(913,191)
Accumulated other comprehensive loss	(96,636)	(99,199)
Total Bloomin’ Brands stockholders’ equity	97,657	70,342
Noncontrolling interests	10,778	10,889
Total stockholders’ equity	108,435	81,231
Total liabilities and stockholders’ equity	$2,454,268	$2,561,894

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
Revenues
Restaurant sales	$1,099,003	$1,143,831
Franchise and other revenues	17,462	10,880
Total revenues	1,116,465	1,154,711
Costs and expenses
Cost of sales	352,132	364,748
Labor and other related	311,062	324,398
Other restaurant operating	253,345	251,124
Depreciation and amortization	50,120	46,590
General and administrative	68,696	71,941
Provision for impaired assets and restaurant closings	2,739	19,076
Total costs and expenses	1,038,094	1,077,877
Income from operations	78,371	76,834
Other income (expense), net	1	(51)
Interest expense, net	(10,310)	(9,141)
Income before provision for income taxes	68,062	67,642
Provision for income taxes	1,925	18,004
Net income	66,137	49,638
Less: net income attributable to noncontrolling interests	739	1,013
Net income attributable to Bloomin’ Brands	$65,398	$48,625

Net income	$66,137	$49,638
Other comprehensive income:
Foreign currency translation adjustment, net of tax	1,349	20,489
Unrealized gain on derivatives, net of tax	888	101
Reclassification of adjustment for loss on derivatives included in Net income, net of tax	308	784
Comprehensive income	68,682	71,012
Less: comprehensive income attributable to noncontrolling interests	721	925
Comprehensive income attributable to Bloomin’ Brands	$67,961	$70,087

Earnings per share:
Basic	$0.71	$0.47
Diluted	$0.68	$0.46
Weighted average common shares outstanding:
Basic	92,268	103,074
Diluted	95,782	106,413

Cash dividends declared per common share	$0.09	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2017	91,913	$919	$1,081,813	$(913,191)	$(99,199)	$10,889	$81,231
Net income	—	—	—	65,398	—	818	66,216
Other comprehensive income (loss), net of tax	—	—	—	—	2,563	(18)	2,545
Cash dividends declared, $0.09 per common share	—	—	(8,371)	—	—	—	(8,371)
Repurchase and retirement of common stock	(2,116)	(21)	—	(50,975)	—	—	(50,996)
Stock-based compensation	—	—	5,121	—	—	—	5,121
Common stock issued under stock plans (1)	1,619	16	13,663	—	—	—	13,679
Change in the redemption value of redeemable interests	—	—	(79)	—	—	—	(79)
Distributions to noncontrolling interests	—	—	—	—	—	(1,069)	(1,069)
Contributions from noncontrolling interests	—	—	—	—	—	158	158
Balance, April 1, 2018	91,416	$914	$1,092,147	$(898,768)	$(96,636)	$10,778	$108,435

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 25, 2016	103,922	$1,039	$1,079,583	$(756,070)	$(111,143)	$12,654	$226,063
Net income	—	—	—	48,625	—	1,068	49,693
Other comprehensive income (loss), net of tax	—	—	—	—	21,462	(93)	21,369
Cash dividends declared, $0.08 per common share	—	—	(8,254)	—	—	—	(8,254)
Repurchase and retirement of common stock	(2,887)	(29)	—	(53,024)	—	—	(53,053)
Stock-based compensation	—		5,990	—	—	—	5,990
Common stock issued under stock plans (1)	445	5	225	(143)	—	—	87
Purchase of noncontrolling interests, net of tax of $45	—	—	(71)	—	—	59	(12)
Distributions to noncontrolling interests	—	—	—	—	—	(2,013)	(2,013)
Contributions from noncontrolling interests	—	—	—	—	—	339	339
Cumulative-effect from a change in accounting principle	—	—	—	14,364	—	—	14,364
Balance, March 26, 2017	101,480	$1,015	$1,077,473	$(746,248)	$(89,681)	$12,014	$254,573
________________

(1)	Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
Cash flows provided by operating activities:
Net income	$66,137	$49,638
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	50,120	46,590
Amortization of deferred discounts and issuance costs	643	1,004
Amortization of deferred gift card sales commissions	9,415	7,902
Provision for impaired assets and restaurant closings	2,739	19,076
Stock-based and other non-cash compensation expense	6,058	6,672
Deferred income tax expense	126	2,195
Recognition of deferred gain on sale-leaseback transactions	(3,069)	(2,897)
Other non-cash items, net	114	684
Change in assets and liabilities	(80,748)	5,334
Net cash provided by operating activities	51,535	136,198
Cash flows used in investing activities:
Proceeds from sale-leaseback transactions, net	—	38,776
Capital expenditures	(48,347)	(58,237)
Other investments, net	2,137	(1,120)
Net cash used in investing activities	(46,210)	(20,581)
Cash flows used in financing activities:
Repayments of long-term debt	(6,436)	(42,878)
Proceeds from borrowings on revolving credit facilities, net	151,829	115,500
Repayments of borrowings on revolving credit facilities	(122,000)	(160,500)
Proceeds from failed sale-leaseback transactions, net	—	5,942
Proceeds from the exercise of share-based compensation	13,679	230
Distributions to noncontrolling interests	(1,069)	(2,013)
Contributions from noncontrolling interests	158	339
Purchase of limited partnership and noncontrolling interests	(1,444)	(3,158)
Repayments of partner deposits and accrued partner obligations	(4,432)	(6,367)
Repurchase of common stock	(50,996)	(53,196)
Cash dividends paid on common stock	(8,371)	(8,254)
Net cash used in financing activities	(29,082)	(154,355)
Effect of exchange rate changes on cash and cash equivalents	54	1,740
Net decrease in cash, cash equivalents and restricted cash	(23,703)	(36,998)
Cash, cash equivalents and restricted cash as of the beginning of the period	129,543	136,186
Cash, cash equivalents and restricted cash as of the end of the period	$105,840	$99,188
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,401	$8,334
Cash paid for income taxes, net of refunds	1,696	4,906
Supplemental disclosures of non-cash investing and financing activities:
Decrease in liabilities from the acquisition of property, fixtures and equipment or capital leases	$(4,985)	$(4,139)

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

Basis of Presentation - The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments necessary for fair financial statement presentation for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Adopted Financial Accounting Standards - On January 1, 2018, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU No. 2017-04”) on a prospective basis. ASU No. 2017-04 eliminates the second step of goodwill impairment, which requires a hypothetical purchase price allocation. Under ASU No. 2017-04, goodwill impairment is calculated as the amount a reporting unit’s carrying value exceeds its calculated fair value. The adoption of ASU No. 2017-04 did not impact the Company’s Consolidated Financial Statements. Goodwill and indefinite-lived intangible assets are tested for impairment annually, as of the first day of the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers” (“ASU No. 2014-09”) using the full retrospective transition method. Under ASU No. 2014-09, revenue is recognized in an amount that reflects the consideration an entity expects to receive for the transfer of goods and services. The standard also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. Under the new standard, the Company recognizes gift card breakage proportional to redemptions, which are highest in the Company’s first fiscal quarter. Previously, under the remote method, the majority of breakage revenue was recorded in the Company’s fourth fiscal quarter corresponding with the timing of the original gift card sale. Advertising fees charged to franchisees, which were previously recorded as a reduction to Other restaurant operating expenses, are recognized as Franchise revenue. In addition, initial franchise and renewal fees are recognized over the term of the franchise agreements. As part of the adoption of ASU No. 2014-09, the Company applied the practical expedient to use the portfolio approach to assess contracts and performance obligations. In connection with adoption of ASU No. 2014-09, a cumulative effect adjustment of $33.1 million, net of tax, was recorded as a credit to the ending balance of Accumulated deficit as of December 27, 2015.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table includes a restatement of the Company’s Consolidated Statement of Operations and Comprehensive Income for the thirteen weeks ended March 26, 2017 for the retrospective adoption of ASU No. 2014-09:

	THIRTEEN WEEKS ENDED
	MARCH 26, 2017
(dollars in thousands, except per share data)	AS REPORTED	2014-09 IMPACT	AS RESTATED
Revenues
Restaurant sales	$1,135,488	$8,343	$1,143,831
Franchise and other revenues	8,335	2,545	10,880
Total revenues	$1,143,823	$10,888	$1,154,711
Costs and expenses
Other restaurant operating	$247,940	$3,184	$251,124
Income from operations	$69,130	$7,704	$76,834
Income before provision for income taxes	$59,938	$7,704	$67,642
Provision for income taxes	$15,015	$2,989	$18,004
Net income	$44,923	$4,715	$49,638
Net income attributable to Bloomin’ Brands	$43,910	$4,715	$48,625

Basic earnings per share	$0.43	$0.05	$0.47
Diluted earnings per share	$0.41	$0.04	$0.46

The following table includes a restatement of the Company’s Consolidated Balance Sheet as of December 31, 2017 for the retrospective adoption of ASU No. 2014-09:

	DECEMBER 31, 2017
(dollars in thousands)	AS REPORTED	2014-09 IMPACT	AS RESTATED
ASSETS
Deferred income tax assets, net	$71,499	$(11,013)	$60,486
Total assets	$2,572,907	$(11,013)	$2,561,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned revenue
Deferred gift card revenue	$371,455	$(47,827)	$323,628
Deferred loyalty revenue	6,667	—	6,667
Deferred franchise fees - current	105	356	461
Total Unearned revenue	378,227	(47,471)	330,756
Total current liabilities	860,863	(47,471)	813,392
Other long-term liabilities, net (1)	205,745	4,698	210,443
Total liabilities	2,523,436	(42,773)	2,480,663
Bloomin’ Brands Stockholders’ Equity
Accumulated deficit	(944,951)	31,760	(913,191)
Total Bloomin’ Brands stockholders’ equity	$38,582	$31,760	$70,342
Total stockholders’ equity	49,471	31,760	81,231
Total liabilities and stockholders’ equity	$2,572,907	$(11,013)	$2,561,894
____________________

(1)	Includes the non-current portion of deferred franchise fees.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

See Note 2 - Revenue Recognition for required disclosures under ASU No. 2014-09.

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

The following table provides additional details by financial statement line item of the restated presentation in the Company’s Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended March 26, 2017:

	THIRTEEN WEEKS ENDED
	MARCH 26, 2017
(dollars in thousands)	AS REPORTED	2016-18 IMPACT	AS RESTATED
Cash flows used in investing activities:
Decrease in restricted cash	$14,079	$(14,079)	$—
Increase in restricted cash	$(5,873)	$5,873	$—
Net cash used in investing activities	$(12,375)	$(8,206)	$(20,581)

Net decrease in cash, cash equivalents and restricted cash	$(28,793)	$(8,205)	$(36,998)
Cash, cash equivalents and restricted cash as of the beginning of the period	127,176	9,010	136,186
Cash, cash equivalents and restricted cash as of the end of the period	$98,383	$805	$99,188

Recently Issued Financial Accounting Standards Not Yet Adopted - In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02: “Leases (Topic 842)” (“ASU No. 2016-02”). ASU No. 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU No. 2016-02 is effective for the Company in 2019 and must be adopted using a modified retrospective approach. The Company has begun evaluating and planning for adoption and implementation of ASU No. 2016-02, including selecting a new lease accounting system, evaluating practical expedients and accounting policy elections, and assessing the overall financial statement impact. The Company expects the adoption of ASU No. 2016-02 to have a significant impact on its Consolidated Balance Sheets due to recognition of right-of-use assets and lease liabilities for operating leases. The Company’s evaluation of ASU No. 2016-02 is ongoing and may identify additional impacts on its Consolidated Financial Statements and related disclosures.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU No. 2017-12”) which provides guidance for reporting the economic results of hedging activities and to simplify the disclosures of risk exposures and hedging strategies. ASU No. 2017-12 will be effective for the Company in 2019, with early adoption permitted and is not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Reclassifications - The Company reclassified certain items in the accompanying Consolidated Financial Statements for prior periods to be comparable with the classification for the current period.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

2.    Revenue Recognition

The Company records food and beverage revenues, net of discounts and taxes, upon sale. Franchise-related revenues are included in Franchise and other revenues in the Company’s Consolidated Statements of Operations and Comprehensive Income. Royalties, which are a percentage of net sales of the franchisee, are recognized as income when earned. The following table includes the categories of revenue included in the Company’s Consolidated Statement of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
(dollars in thousands)		(Restated) (1)
Revenues
Restaurant sales	$1,099,003	$1,143,831
Franchise and other revenues:
Franchise revenue	$14,215	$9,097
Other revenue	3,247	1,783
Total Franchise and other revenues	$17,462	$10,880
Total revenues	$1,116,465	$1,154,711
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

The following table includes the disaggregation of Restaurant sales and Franchise revenue, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTEEN WEEKS ENDED
	APRIL 1, 2018		MARCH 26, 2017
	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.			(Restated) (1)	(Restated) (1)
Outback Steakhouse (2)	$571,479	$11,074	$611,475	$6,234
Carrabba’s Italian Grill (2)	173,927	147	182,650	89
Bonefish Grill	156,849	240	163,644	259
Fleming’s Prime Steakhouse & Wine Bar	80,990	—	77,786	—
Other	1,099	—	—	—
U.S. Total	$984,344	$11,461	$1,035,555	$6,582
International
Outback Steakhouse-Brazil	$95,123	—	$90,890	$—
Other	19,536	2,754	17,386	2,515
International Total	$114,659	$2,754	$108,276	$2,515
Total	$1,099,003	$14,215	$1,143,831	$9,097
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

(2)	In 2017, the Company sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant, which are now operated as franchises.

Gift Card Revenue - Proceeds from the sale of gift cards, which do not have expiration dates, are recorded as deferred revenue and recognized as revenue upon redemption by the customer. Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized using estimates based on historical redemption patterns.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

If actual redemptions vary from the estimated breakage, gift card breakage income may differ from the amount recorded. The Company periodically updates its estimates used for breakage. Gift card sales that are accompanied by a bonus card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale. Revenue is recorded when the bonus card is redeemed at the estimated fair market value of the bonus card. Approximately 87% of the current deferred gift card revenue is expected to be recognized over the next 12 months.

Gift card sales commissions paid to third-party providers are initially capitalized and subsequently amortized to Other restaurant operating expenses upon redemption of the associated gift card.

Advertising Fees - Advertising fees charged to franchisees are recognized as Franchise revenue in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Franchise Fees - Initial franchise and renewal fees are recognized over the term of the franchise agreement and renewal period, respectively. The weighted average remaining term of franchise agreements and renewal periods was approximately 15 years as of April 1, 2018.

Loyalty Program - The Company maintains a customer loyalty program, Dine Rewards, in the U.S., where customers have the ability to earn a reward after a number of qualified visits. The Company has developed an estimated value of the partial reward earned from each qualified visit, which is recorded as deferred revenue. Each reward has a maximum value and must be redeemed within three months of earning such reward. The revenue associated with the fair value of the qualified visit is recognized upon the earlier of redemption or expiration of the reward.

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	APRIL 1, 2018	DECEMBER 31, 2017
Other current assets, net
Deferred gift card sales commissions	$10,039	$16,231

Unearned revenue
Deferred gift card revenue (1)	$227,783	$323,628
Deferred loyalty revenue	7,377	6,667
Deferred franchise fees - current (1)	571	461
Total Unearned revenue	$235,731	$330,756

Other long-term liabilities, net
Deferred franchise fees - non-current (1)	$4,686	$4,698
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09 on the Company’s Consolidated Balance Sheet as of December 31, 2017.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	APRIL 1, 2018	MARCH 26, 2017
Balance, beginning of period	$16,231	$15,584
Deferred gift card sales commissions amortization	(9,415)	(7,902)
Deferred gift card sales commissions capitalization	3,858	3,730
Other	(635)	(1,186)
Balance, end of period	$10,039	$10,226

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	APRIL 1, 2018	MARCH 26, 2017
Balance, beginning of period	$323,628	$331,803
Gift card sales	56,285	58,870
Gift card redemptions	(144,556)	(164,153)
Gift card breakage (1)	(7,574)	(8,648)
Balance, end of period	$227,783	$217,872
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09 for the thirteen weeks ended March 26, 2017.

3.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	APRIL 1, 2018	MARCH 26, 2017
Impairment losses
U.S.	$111	$920
International	2,160	—
Total impairment losses	$2,271	$920
Restaurant closure expenses
U.S.	$348	$18,156
International	120	—
Total restaurant closure expenses	$468	$18,156
Provision for impaired assets and restaurant closings	$2,739	$19,076

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Closure Initiatives and Restructuring Costs - In 2017, the Company decided to close certain underperforming restaurants in the U.S. and certain Abbraccio restaurants outside of the core markets of São Paulo and Rio de Janeiro in Brazil and in 2016 the Company decided to close certain Bonefish Grill restaurants (collectively, the “Closure Initiatives”). Following is a summary of expenses related to the Closure Initiatives recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

		THIRTEEN WEEKS ENDED
(dollars in thousands)	INCOME STATEMENT LOCATION	APRIL 1, 2018	MARCH 26, 2017
Impairment, facility closure and other expenses (1)	Provision for impaired assets and restaurant closings	$25	$18,256
Severance and other expenses	General and administrative	122	2,182
Reversal of deferred rent liability	Other restaurant operating	—	(4,941)
Total		$147	$15,497
________________

(1)	Impairments related to the Closure Initiatives for the thirteen weeks ended April 1, 2018 and March 26, 2017 were recognized within the U.S. segment.

The remaining restaurant impairment and closing charges resulted primarily from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for remodel, relocation or closure.

Projected Future Expenses and Cash Expenditures - The Company currently expects to incur additional charges for the Closure Initiatives over the next year, including costs associated with lease obligations, employee terminations and other closure-related obligations. Following is a summary of remaining estimated pre-tax expense and future cash expenditures, by type, as of April 1, 2018:

Estimated future expense (dollars in millions)	CLOSURE INITIATIVES
Lease related liabilities, net of subleases	$3.3	to	$5.1
Employee severance and other obligations	0.3	to	0.9
Total estimated future expense	$3.6	to	$6.0

Total estimated future cash expenditures (dollars in millions)	$22.2	to	$29.0

Total future undiscounted cash expenditures for the Closure Initiatives, primarily related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029.

Accrued Facility Closure and Other Costs Rollforward - The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the Closure Initiatives, during the thirteen weeks ended April 1, 2018:

THIRTEEN WEEKS ENDED
(dollars in thousands)	APRIL 1, 2018
Balance, beginning of the period	$22,709
Charges	1,436
Cash payments	(1,657)
Adjustments	(968)
Balance, end of the period (1)	$21,520
________________

(1)
As of April 1, 2018, the Company had exit-related accruals of $6.1 million recorded in Accrued and other current liabilities and $15.4 million recorded in Other long-term liabilities, net in the Consolidated Balance Sheet.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

4.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per share:

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
(in thousands, except per share data)		(Restated) (1)
Net income attributable to Bloomin’ Brands	$65,398	$48,625

Basic weighted average common shares outstanding	92,268	103,074

Effect of diluted securities:
Stock options	2,950	2,933
Nonvested restricted stock and restricted stock units	524	354
Nonvested performance-based share units	40	52
Diluted weighted average common shares outstanding	95,782	106,413

Basic earnings per share	$0.71	$0.47
Diluted earnings per share	$0.68	$0.46
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows:

	THIRTEEN WEEKS ENDED
(shares in thousands)	APRIL 1, 2018	MARCH 26, 2017
Stock options	1,950	5,566
Nonvested restricted stock and restricted stock units	111	191
Nonvested performance-based share units	162	371

5.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	APRIL 1, 2018	MARCH 26, 2017
Stock options	$1,897	$2,755
Restricted stock and restricted stock units	2,332	2,553
Performance-based share units	596	416
	$4,825	$5,724

During the thirteen weeks ended April 1, 2018, the Company made grants to its employees of 0.5 million stock options, 0.3 million time-based restricted stock units and 0.2 million performance-based share units.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows:

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
Assumptions:
Weighted-average risk-free interest rate (1)	2.66%	1.93%
Dividend yield (2)	1.50%	1.85%
Expected term (3)	5.8 years	6.3 years
Weighted-average volatility (4)	32.76%	33.74%

Weighted-average grant date fair value per option	$7.23	$5.05
________________

(1)	Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)	Expected term represents the period of time that the options are expected to be outstanding. The Company estimates the expected term based on historical exercise experience for its stock options.

(4)	Based on the historical volatility of the Company’s stock.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of April 1, 2018:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$13,290	2.7
Restricted stock and restricted stock units	$20,676	2.8
Performance-based share units	$6,253	1.4

As of April 1, 2018, the maximum number of shares of common stock available for issuance pursuant to the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan was 4,330,569.

6.    Other Current Assets, Net

Other current assets, net, consisted of the following:

	APRIL 1, 2018	DECEMBER 31, 2017
(dollars in thousands)		(Restated) (1)
Prepaid expenses	$46,113	$40,688
Accounts receivable - gift cards, net	8,732	66,361
Accounts receivable - vendors, net	8,379	19,483
Accounts receivable - franchisees, net	3,018	2,017
Accounts receivable - other, net	19,129	22,808
Deferred gift card sales commissions	10,039	16,231
Assets held for sale	5,204	6,217
Other current assets, net	14,655	5,597
	$115,269	$179,402
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

7.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

(dollars in thousands)	APRIL 1, 2018	DECEMBER 31, 2017
Accrued payroll and other compensation	$93,629	$113,636
Accrued insurance	24,347	23,482
Other current liabilities	115,743	133,722
	$233,719	$270,840

8.    Long-term Debt, Net

Following is a summary of outstanding long-term debt:

	APRIL 1, 2018		DECEMBER 31, 2017
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$493,750	3.54%	$500,000	3.27%
Revolving credit facility (1)	631,000	3.53%	600,000	3.26%
Total Senior Secured Credit Facility	$1,124,750		$1,100,000
Financing obligations	19,575	7.65% to 7.82%	19,579	7.52% to 7.82%
Capital lease obligations	1,892		2,015
Other notes payable	141	1.03% to 2.18%	904	0.00% to 2.18%
Less: unamortized debt discount and issuance costs	(4,168)		(4,394)
Total debt, net	$1,142,190		$1,118,104
Less: current portion of long-term debt	(25,620)		(26,335)
Long-term debt, net	$1,116,570		$1,091,769
________________

(1)	Represents the weighted-average interest rate for the respective period.

Debt Covenants - As of April 1, 2018 and December 31, 2017, the Company was in compliance with its debt covenants.

9.	Stockholders’ Equity

Share Repurchases - On February 16, 2018, the Company’s Board of Directors (the “Board”) canceled the remaining $55.0 million of authorization under the 2017 Share Repurchase Program and approved a new $150.0 million authorization (the “2018 Share Repurchase Program”). The 2018 Share Repurchase Program will expire on August 16, 2019.

Following is a summary of the shares repurchased under the Company’s share repurchase program during fiscal year 2018:

	NUMBER OF SHARES (in thousands)	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT (dollars in thousands)
First fiscal quarter (1)	2,116	$24.10	$50,996
________________

(1)	Excludes the repurchase of 0.2 million shares for $4.0 million pursuant to trades executed in, but not settled until after, the thirteen weeks ended April 1, 2018.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Dividends - The Company declared and paid dividends per share during fiscal year 2018 as follows:

	DIVIDENDS PER SHARE	AMOUNT (dollars in thousands)
First fiscal quarter	$0.09	$8,371

In April 2018, the Board declared a quarterly cash dividend of $0.09 per share, payable on May 18, 2018, to shareholders of record at the close of business on May 7, 2018.

Accumulated Other Comprehensive Loss - Following are the components of Accumulated other comprehensive loss:

(dollars in thousands)	APRIL 1, 2018	DECEMBER 31, 2017
Foreign currency translation adjustment	$(97,206)	$(98,573)
Unrealized gains (losses) on derivatives, net of tax	570	(626)
Accumulated other comprehensive loss	$(96,636)	$(99,199)

Following are the components of the Company’s Other comprehensive income during the periods presented:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	APRIL 1, 2018	MARCH 26, 2017
Foreign currency translation adjustment, net of tax (1)	$1,367	$20,577

Unrealized gain on derivatives, net of tax (2)	$888	$101
Reclassification of adjustment for loss on derivatives included in Net income, net of tax (3)	308	784
Total unrealized gain on derivatives, net of tax	$1,196	$885
Other comprehensive income attributable to Bloomin’ Brands	$2,563	$21,462
________________

(1)	Foreign currency translation adjustment is net of tax of $0.1 million for the thirteen weeks ended April 1, 2018.

(2)	Unrealized gain on derivatives is net of tax of $0.3 million and $0.1 million for the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively.

(3)	Reclassifications of adjustments for losses on derivatives are net of tax of $0.1 million and $0.5 million for the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively.

10.    Derivative Instruments and Hedging Activities

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents the fair value and classification of the Company’s interest rate swaps:

(dollars in thousands)	APRIL 1, 2018	DECEMBER 31, 2017	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - asset	$449	$—	Other current assets, net
Interest rate swaps - asset	219	67	Other assets, net
Total fair value of derivative instruments - assets (1)	$668	$67

Interest rate swaps - liability (1)	$—	$1,010	Accrued and other current liabilities
____________________

(1)	See Note 11 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the interest rate swaps on Net income for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	APRIL 1, 2018	MARCH 26, 2017
Interest rate swap expense recognized in Interest expense, net (1)	$(415)	$(1,265)
Income tax benefit recognized in Provision for income taxes	107	481
Total effects of the interest rate swaps on Net income	$(308)	$(784)
____________________

(1)	During the thirteen weeks ended April 1, 2018 and March 26, 2017, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the dates indicated:

	APRIL 1, 2018			DECEMBER 31, 2017
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$1,765	$1,765	$—	$1,830	$1,830	$—
Money market funds	24,368	24,368	—	24,656	24,656	—
Restricted cash equivalents:
Money market funds	—	—	—	1,280	1,280	—
Other current assets, net
Derivative instruments - interest rate swaps	449	—	449	—	—	—
Other assets, net:
Derivative instruments - interest rate swaps	219	—	219	67	—	67
Total asset recurring fair value measurements	$26,801	$26,133	$668	$27,833	$27,766	$67

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$—	$—	$—	$1,010	$—	$1,010
Total liability recurring fair value measurements	$—	$—	$—	$1,010	$—	$1,010

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk when performing fair value measurements. As of April 1, 2018 and December 31, 2017, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis:

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018		MARCH 26, 2017
(dollars in thousands)	CARRYING VALUE (1)	TOTAL IMPAIRMENT	CARRYING VALUE (1)	TOTAL IMPAIRMENT
Assets held for sale	$50	$50	$400	$70
Property, fixtures and equipment	320	2,221	1,067	850
	$370	$2,271	$1,467	$920
________________

(1)	Carrying value approximates fair value with all assets measured using third-party market appraisals (Level 2).

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt. The

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the dates indicated:

	APRIL 1, 2018			DECEMBER 31, 2017
	CARRYING VALUE	FAIR VALUE		CARRYING VALUE	FAIR VALUE
(dollars in thousands)		LEVEL 2	LEVEL 3		LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$493,750	$496,219	$—	$500,000	$502,500	$—
Revolving credit facility	$631,000	$629,423	$—	$600,000	$598,500	$—
Other notes payable	$141	$—	$135	$904	$—	$891

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
Other notes payable	Discounted cash flow approach with inputs that primarily include cost of debt interest rates used to determine fair value.

12.    Income Taxes

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
Effective income tax rate	2.8%	26.6%

The effective income tax rate for the thirteen weeks ended April 1, 2018 decreased by 23.8 percentage points as compared to the thirteen weeks ended March 26, 2017. The decrease is primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as part of the legislation enacted in December 2017 known as the Tax Cuts and Jobs Act (the “Tax Act”), lower forecasted pre-tax income and excess tax benefits from equity-based compensation arrangements.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for the thirteen weeks ended April 1, 2018 was lower than the statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips and excess tax benefits from equity-based compensation arrangements.

The Company has applied guidance under SEC Staff Accounting Bulletin No. 118 which allows for a measurement period up to one year after the December 22, 2017 enactment date of the Tax Act to complete the accounting requirements. As of April 1, 2018, the Company made reasonable estimates of the effects of the Tax Act but has not completed its accounting for all tax effects. A provisional $7.5 million net tax expense was recorded during 2017. With the exception of the retrospective adjustment for the January 2018 adoption of ASU No. 2014-09, no adjustments were made to these provisional amounts during the thirteen weeks ended April 1, 2018. The Company is continuing to gather information and additional guidance is expected from the U.S. Treasury and state taxing authorities on the application of certain provisions of the Tax Act and will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law. These changes could be material to income tax expense. The Company expects to complete its analysis within the year measurement period.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

In connection with its analysis of the impact of the Tax Act, the Company recorded a provisional net tax expense of $7.5 million in December 2017, as described in the following table:

FISCAL YEAR
(dollars in thousands)	2017
Transition Tax (provisional)	$100
Net impact on U.S. deferred tax assets and liabilities (provisional) (1)	1,600
Net changes in deferred tax liability associated with anticipated repatriation taxes (provisional)	200
Impact from the adoption of ASU No. 2014-09 (provisional)	5,600
$7,500
________________

(1)
Includes $4.7 million of expense for a valuation allowance recorded against foreign tax credit carryforwards, $3.9 million of benefit from the impact of the corporate rate reduction on net deferred tax liability balances, and an expense of $0.8 million for the write-off of certain deferred tax assets that will no longer be realized.

Items considered provisional include:

Reduction of U.S. Federal Corporate Income Tax Rate - The Tax Act reduced the corporate income tax rate to 21%, effective January 1, 2018. While the Company is able to make a reasonable estimate of the impact of the reduction in corporate rate on its deferred tax assets and liabilities, it may be affected by other analyses related to the Tax Act, including, but not limited to, its calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

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

For tax years beginning after December 31, 2017, the Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. As of April 1, 2018, the Company has not yet determined its accounting policy with regard to GILTI, and does not expect GILTI in 2018.

13.    Commitments and Contingencies

Litigation and Other Matters - The Company had $5.0 million and $4.3 million of liabilities recorded for various legal matters as of April 1, 2018 and December 31, 2017, respectively.

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

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of April 1, 2018, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was approximately $28.8 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of April 1, 2018 was approximately $19.8 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. The Company believes the financial strength and operating history of the buyers significantly reduces the risk that it will be required to make payments under these leases. Accordingly, no liability has been recorded.

14.    Segment Reporting

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

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Revenues for all segments include only transactions with customers and exclude intersegment revenues. Excluded from net income from operations for U.S. and International are certain legal and corporate costs not directly related to the performance of the segments, stock-based compensation expenses and certain bonus expenses.

The following table is a summary of Total revenue by segment:

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
(dollars in thousands)		(Restated) (1)
Total revenues
U.S.	$998,707	$1,043,673
International	117,758	111,038
Total revenues	$1,116,465	$1,154,711
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a reconciliation of Segment income from operations to Income before Provision for income taxes:

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
(dollars in thousands)		(Restated) (1)
Segment income from operations
U.S.	$109,134	$108,817
International	8,325	8,635
Total segment income from operations	117,459	117,452
Unallocated corporate operating expense	(39,088)	(40,618)
Total income from operations	78,371	76,834
Other income (expense), net	1	(51)
Interest expense, net	(10,310)	(9,141)
Income before Provision for income taxes	$68,062	$67,642
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

The following table is a summary of Depreciation and amortization expense by segment:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	APRIL 1, 2018	MARCH 26, 2017
Depreciation and amortization
U.S.	$39,274	$36,600
International	6,732	6,500
Corporate	4,114	3,490
Total depreciation and amortization	$50,120	$46,590

Geographic Areas — International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding goodwill, intangible assets and deferred tax assets, by major geographic area:

(in thousands)	APRIL 1, 2018	DECEMBER 31, 2017
U.S.	$1,147,173	$1,164,322
International
Brazil	129,230	126,341
Other	18,176	18,012
Total assets	$1,294,579	$1,308,675

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

(xvii)	Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of April 1, 2018, we owned and operated 1,200 restaurants and franchised 294 restaurants across 48 states, Puerto Rico, Guam and 19 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Executive Summary

Our financial results for the thirteen weeks ended April 1, 2018 (“first quarter of 2018”) include the following:

•
A decrease in Total revenues of 3.3% to $1.1 billion in the first quarter of 2018, as compared to the first quarter of 2017, primarily due to domestic refranchising and the one-week shift in the fiscal calendar, partially offset by increases from higher comparable restaurant sales and an increase in franchise and other revenues.

•
Income from operations of $78.4 million in the first quarter of 2018, as compared to $76.8 million in the first quarter of 2017, increased primarily due to lower impairment charges and increases in average check per person. These increases were partially offset by decreases primarily due to higher labor costs, changes in product mix, higher operating expenses and higher commodity costs.

Key Performance Indicators

Key measures that we use in evaluating our restaurants and assessing our business include the following:

•	Average restaurant unit volumes—average sales (excluding gift card breakage) per restaurant to measure changes in customer traffic, pricing and development of the brand;

•
Comparable restaurant sales—year-over-year comparison of sales volumes (excluding gift card breakage) for Company-owned restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants;

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

•
Adjusted restaurant-level operating margin, Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share—non-GAAP financial measures utilized to evaluate our operating performance.

We believe that our use of non-GAAP financial measures permits investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies within the restaurant industry by isolating the effects of certain items that may vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent or will not recur. We believe that the disclosure of these non-GAAP measures is useful to investors as they form part of the basis for how our management team and Board of Directors evaluate our operating performance, allocate resources and administer employee incentive plans; and

•	Customer satisfaction scores—measurement of our customers’ experiences in a variety of key areas.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

Number of restaurants (at end of the period):	APRIL 1, 2018	MARCH 26, 2017
U.S.
Outback Steakhouse
Company-owned (1)	584	637
Franchised (1)	154	105
Total	738	742
Carrabba’s Italian Grill
Company-owned (1)	224	228
Franchised (1)	3	2
Total	227	230
Bonefish Grill
Company-owned	193	196
Franchised	7	7
Total	200	203
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	70	67
Express
Company-owned	4	—
U.S. Total	1,239	1,242
International
Company-owned
Outback Steakhouse - Brazil (2)	89	83
Other	36	31
Franchised
Outback Steakhouse - South Korea	76	75
Other	54	55
International Total	255	244
System-wide total	1,494	1,486
____________________

(1)	In April 2017, we sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant, which are now operated as franchises.

(2)	The restaurant counts for Brazil are reported as of February 28, 2018 and 2017, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations and Comprehensive Income in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
Revenues
Restaurant sales	98.4%	99.1%
Franchise and other revenues	1.6	0.9
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	32.0	31.9
Labor and other related (1)	28.3	28.4
Other restaurant operating (1)	23.1	22.0
Depreciation and amortization	4.5	4.0
General and administrative	6.2	6.2
Provision for impaired assets and restaurant closings	0.2	1.7
Total costs and expenses	93.0	93.3
Income from operations	7.0	6.7
Other income (expense), net	*	(*)
Interest expense, net	(0.9)	(0.8)
Income before provision for income taxes	6.1	5.9
Provision for income taxes	0.2	1.6
Net income	5.9	4.3
Less: net income attributable to noncontrolling interests	0.1	0.1
Net income attributable to Bloomin’ Brands	5.8%	4.2%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the thirteen weeks ended April 1, 2018:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 26, 2017 (1)	$1,143.8
Change from:
Divestiture of restaurants through refranchising transactions	(49.6)
Restaurant closings	(15.2)
Effect of foreign currency translation	(0.7)
Restaurant openings (2)	14.2
Comparable restaurant sales (2)	6.5
For the period ended April 1, 2018	$1,099.0
____________________

(1)	Restaurant sales have been restated for the thirteen weeks ended March 26, 2017. See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

(2)	Includes an approximate $19.0 million negative impact on Restaurant sales from a one-week shift in the fiscal calendar.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The decrease in Restaurant sales in the thirteen weeks ended April 1, 2018 was primarily attributable to domestic refranchising, the one-week shift in the fiscal calendar and the closing of 48 restaurants since December 25, 2016. The decrease in restaurant sales was partially offset by the opening of 42 new restaurants not included in our comparable restaurant sales base and higher comparable restaurant sales.

The thirteen weeks ended March 26, 2017 included several high-volume days between December 26th and December 31st and the thirteen weeks ended April 1, 2018 excluded these high-volume days. This shift had an approximate $19.0 million negative impact on Restaurant sales.

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks:

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
		(Restated) (1)
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$74,439	$72,035
Carrabba’s Italian Grill	$59,479	$59,534
Bonefish Grill	$62,193	$62,940
Fleming’s Prime Steakhouse & Wine Bar	$90,190	$88,594
International
Outback Steakhouse - Brazil (2)	$84,694	$85,171
Operating weeks:
U.S.
Outback Steakhouse	7,594	8,372
Carrabba’s Italian Grill	2,924	3,068
Bonefish Grill	2,522	2,600
Fleming’s Prime Steakhouse & Wine Bar	898	878
International
Outback Steakhouse - Brazil	1,123	1,067
____________________

(1)
Activity has been restated for the retrospective adoption of ASU No. 2014-09. See Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements for details regarding the impact of implementing ASU No. 2014-09.

(2)	Translated at an average exchange rate of 3.25 and 3.23 for the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases
Following is a summary of comparable restaurant sales, traffic and average check per person increases:

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018 (1)	MARCH 26, 2017
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more) (2):
U.S.
Outback Steakhouse	4.3%	1.4%
Carrabba’s Italian Grill	0.9%	(3.8)%
Bonefish Grill	(0.1)%	(0.8)%
Fleming’s Prime Steakhouse & Wine Bar	2.9%	(2.9)%
Combined U.S.	2.8%	(0.2)%
International
Outback Steakhouse - Brazil (3)	1.1%	3.6%

Traffic:
U.S.
Outback Steakhouse	2.2%	(2.1)%
Carrabba’s Italian Grill	(5.6)%	(7.2)%
Bonefish Grill	(2.4)%	(2.2)%
Fleming’s Prime Steakhouse & Wine Bar	(2.4)%	(7.5)%
Combined U.S.	(0.2)%	(3.3)%
International
Outback Steakhouse - Brazil	(1.6)%	(1.8)%

Average check per person increases (4):
U.S.
Outback Steakhouse	2.1%	3.5%
Carrabba’s Italian Grill	6.5%	3.4%
Bonefish Grill	2.3%	1.4%
Fleming’s Prime Steakhouse & Wine Bar	5.3%	4.6%
Combined U.S.	3.0%	3.1%
International
Outback Steakhouse - Brazil	3.0%	6.2%
____________________

(1)	For Q1 2018, comparable restaurant sales and traffic compare the thirteen weeks from January 1, 2018 through April 1, 2018 to the thirteen weeks from January 2, 2017 through April 2, 2017.

(2)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(3)	Includes trading day impact from calendar period reporting.

(4)	Increases in average check per person includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Franchise and other revenues

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
(dollars in millions)		(Restated) (1)
Franchise revenues (2)	$14.2	$9.1
Other revenues	3.3	1.8
Franchise and other revenues	$17.5	$10.9
____________________

(1)	See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

(2)	Represents franchise royalties and initial franchise fees.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED
(dollars in millions)	APRIL 1, 2018	MARCH 26, 2017	Change
Cost of sales	$352.1	$364.7
% of Restaurant sales	32.0%	31.9%	0.1%

Cost of sales increased as a percentage of Restaurant sales in the thirteen weeks ended April 1, 2018 as compared to the thirteen weeks ended March 26, 2017 primarily due to: (i) 0.7% for commodity cost inflation and (ii) 0.3% for changes in product mix. These increases were partially offset by decreases as a percentage of Restaurant sales primarily attributable to 0.8% from increases in average check per person.

Labor and other related expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	APRIL 1, 2018	MARCH 26, 2017	Change
Labor and other related	$311.1	$324.4
% of Restaurant sales	28.3%	28.4%	(0.1)%

Labor and other related expenses decreased as a percentage of Restaurant sales in the thirteen weeks ended April 1, 2018 as compared to the thirteen weeks ended March 26, 2017 primarily due to: (i) 0.5% from increases in average check per person and (ii) 0.2% from the impact of certain cost saving initiatives. The decrease was partially offset by an increase as a percentage of Restaurant sales of 0.6% from higher labor costs due to wage rate increases and investments in our service model.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
(dollars in millions)		(Restated) (1)	Change
Other restaurant operating	$253.3	$251.1
% of Restaurant sales	23.1%	22.0%	1.1%
____________________

(1)	See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other restaurant operating expenses increased as a percentage of Restaurant sales in the thirteen weeks ended April 1, 2018 as compared to the thirteen weeks ended March 26, 2017 primarily due to: (i) 0.7% from operating expense inflation, (ii) 0.4% from the impact of the write-off of deferred rent liabilities in 2017 and (iii) 0.2% from an increase in amortization of deferred gift card sales commissions. These increases were partially offset by a decrease as a percentage of Restaurant sales of 0.3% from increases in average check per person.

Depreciation and amortization

	THIRTEEN WEEKS ENDED
(dollars in millions)	APRIL 1, 2018	MARCH 26, 2017	Change
Depreciation and amortization	$50.1	$46.6	$3.5

Depreciation and amortization expense increased in the thirteen weeks ended April 1, 2018 as compared to the thirteen weeks ended March 26, 2017 primarily due to additional depreciation expense related to restaurant renovations and technology projects, partially offset by the impact of domestic refranchising.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in general and administrative expense for the thirteen weeks ended April 1, 2018:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 26, 2017	$71.9
Change from:
Severance	(1.4)
Other	(1.8)
For the period ended April 1, 2018	$68.7

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED
(dollars in millions)	APRIL 1, 2018	MARCH 26, 2017	Change
Provision for impaired assets and restaurant closings	$2.7	$19.1	$(16.4)

In connection with the Closure Initiatives, we recognized pre-tax impairment and restaurant and other closing costs of $18.3 million during the thirteen weeks ended March 26, 2017 in Provision for impaired assets and restaurant closings in our Consolidated Statement of Operations and Comprehensive Income. We expect to incur additional charges of approximately $3.6 million to $6.0 million for the Closure Initiatives over the next year, including costs associated with lease obligations.

The remaining restaurant impairment and closing charges resulted primarily from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for remodel, relocation or closure.

See Note 3 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income from operations

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
(dollars in millions)		(Restated) (1)	Change
Income from operations	$78.4	$76.8	$1.6
% of Total revenues	7.0%	6.7%	0.3%
____________________

(1)	See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

The increase in income from operations generated in the thirteen weeks ended April 1, 2018 as compared to the thirteen weeks ended March 26, 2017 was primarily due to: (i) lower impairment charges and restaurant closing costs, primarily related to the Closure Initiatives in 2017 and (ii) increases in average check per person. These increases were partially offset by decreases primarily due to: (i) higher labor costs from wage inflation and investments in our service model, (ii) changes in product mix, (iii) operating expense inflation and (iv) higher commodity costs.

Interest expense, net

	THIRTEEN WEEKS ENDED
(dollars in millions)	APRIL 1, 2018	MARCH 26, 2017	Change
Interest expense, net	$10.3	$9.1	$1.2

The change in Interest expense, net primarily includes increases related to: (i) our May 2017 incremental term loan borrowing, (ii) additional draws on our revolving credit facility and (iii) higher interest rates. These increases were partially offset by: (i) lower interest on our derivative instruments and (ii) repayment of our PRP mortgage loan.

Provision for income taxes

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017	Change
Effective income tax rate	2.8%	26.6%	(23.8)%

The effective income tax rate for the thirteen weeks ended April 1, 2018 decreased by 23.8 percentage points as compared to the thirteen weeks ended March 26, 2017. The decrease is primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as part of the Tax Act, lower forecasted pre-tax income and excess tax benefits from equity-based compensation arrangements.

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

Revenues for both segments include only transactions with customers and exclude intersegment revenues. Excluded from net income from operations for U.S. and International are legal and certain corporate costs not directly related to the performance of the segments, certain stock-based compensation expenses and certain bonus expenses.

Following is a reconciliation of segment income from operations to the consolidated operating results:

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
(dollars in thousands)		(Restated) (1)
Segment income from operations
U.S.	$109,134	$108,817
International	8,325	8,635
Total segment income from operations	117,459	117,452
Unallocated corporate operating expense	(39,088)	(40,618)
Total income from operations	78,371	76,834
Other income (expense), net	1	(51)
Interest expense, net	(10,310)	(9,141)
Income before Provision for income taxes	$68,062	$67,642
____________________

(1)	See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

U.S. Segment

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
(dollars in thousands)		(Restated) (1)
Revenues
Restaurant sales	$984,344	$1,035,555
Franchise and other revenues	14,363	8,118
Total revenues	$998,707	$1,043,673
Restaurant-level operating margin	16.3%	17.6%
Income from operations	$109,134	$108,817
Operating income margin	10.9%	10.4%
____________________

(1)	See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the thirteen weeks ended April 1, 2018:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 26, 2017 (1)	$1,035.5
Change from:
Divestiture of restaurants through refranchising transactions	(49.6)
Restaurant closings	(14.0)
Comparable restaurant sales (2)	6.8
Restaurant openings (2)	5.6
For the period ended April 1, 2018	$984.3
____________________

(1)	Restaurant sales have been restated for the thirteen weeks ended March 26, 2017. See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

(2)	Includes an approximate $19.0 million negative impact on Restaurant sales from a one-week shift in the fiscal calendar.

The decrease in U.S. Restaurant sales in the thirteen weeks ended April 1, 2018 was primarily attributable to the refranchising of certain Company-owned restaurants, the one-week shift in the fiscal calendar and the closing of 44 restaurants since December 25, 2016. The decrease in restaurant sales was partially offset by higher comparable restaurant sales and the opening of 14 new restaurants not included in our comparable restaurant sales base.

Income from operations

The increase in U.S. income from operations generated in the thirteen weeks ended April 1, 2018 as compared to the thirteen weeks ended March 26, 2017, was primarily due to: (i) lower impairment charges and restaurant closing costs, primarily related to the Closure Initiatives in 2017 and (ii) increases in average check per person. These increases were partially offset by decreases primarily due to: (i) higher labor costs from wage inflation and investments in our service model, (ii) operating expense inflation, (iii) higher commodity costs and (iv) changes in product mix.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

International Segment

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018	MARCH 26, 2017
(dollars in thousands)		(Restated) (1)
Revenues
Restaurant sales	$114,659	$108,276
Franchise and other revenues	3,099	2,762
Total revenues	$117,758	$111,038
Restaurant-level operating margin	19.4%	20.3%
Income from operations	$8,325	$8,635
Operating income margin	7.1%	7.8%
____________________

(1)	See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

Restaurant sales

Following is a summary of the change in International segment Restaurant sales for the thirteen weeks ended April 1, 2018:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 26, 2017	$108.3
Change from:
Restaurant openings	8.6
Restaurant closings	(1.2)
Effect of foreign currency translation	(0.7)
Comparable restaurant sales	(0.3)
For the period ended April 1, 2018	$114.7

The increase in Restaurant sales in the thirteen weeks ended April 1, 2018 was primarily attributable to the opening of 28 new restaurants not included in our comparable restaurant sales base partially offset by: (i) the closing of four restaurants since December 25, 2016 and (ii) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar.

Income from operations

The decrease in International income from operations in the thirteen weeks ended April 1, 2018 as compared to the thirteen weeks ended March 26, 2017 was primarily due to: (i) certain impairment charges and restaurant closing costs, (ii) labor, operating expense and commodity inflation, (iii) changes in product mix and (iv) increases in advertising expense. These decreases were partially offset by: (i) increases in average check per person, (ii) lower General and administrative expense and (iii) lapping certain Brazil legal contingencies in 2017.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Non-GAAP Financial Measures

System-Wide Sales - System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. Management uses this information to make decisions about future plans for the development of additional restaurants and new concepts, as well as evaluation of current operations. System-wide sales comprise sales of Company-owned and franchised restaurants. Following is a summary of sales of Company-owned restaurants:

	THIRTEEN WEEKS ENDED
COMPANY-OWNED RESTAURANT SALES (dollars in millions)	APRIL 1, 2018	MARCH 26, 2017 (1)
U.S.
Outback Steakhouse (2)	$571	$612
Carrabba’s Italian Grill (2)	174	183
Bonefish Grill	157	163
Fleming’s Prime Steakhouse & Wine Bar	81	78
Other	1	—
U.S. Total	$984	$1,036
International
Outback Steakhouse-Brazil	$95	$91
Other	20	17
International Total	$115	$108
Total Company-owned restaurant sales	$1,099	$1,144
_____________________

(1)
Activity has been restated for the retrospective adoption of ASU No. 2014-09. See Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements for details regarding the impact of implementing ASU No. 2014-09.

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

	THIRTEEN WEEKS ENDED
FRANCHISE SALES (dollars in millions) (1)	APRIL 1, 2018	MARCH 26, 2017
U.S.
Outback Steakhouse (2)	$140	$90
Carrabba's Italian Grill (2)	3	2
Bonefish Grill	4	4
U.S. Total	$147	$96
International
Outback Steakhouse-South Korea	$53	$44
Other	28	29
International Total	$81	$73
Total franchise sales (1)	$228	$169
Income from franchise sales (3)	$14	$9
_____________________

(1)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income

(2)	In 2017, we sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant, which are now operated as franchises.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(3)	Represents franchise royalties and initial franchise fees included in the Consolidated Statements of Operations and Comprehensive Income in Franchise and other revenues.

Adjusted restaurant-level operating margin

The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	APRIL 1, 2018		MARCH 26, 2017
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (2)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.0%	32.0%	31.9%	31.9%
Labor and other related	28.3%	28.3%	28.4%	28.4%
Other restaurant operating	23.1%	23.1%	22.0%	22.4%

Restaurant-level operating margin	16.6%	16.5%	17.8%	17.3%
_________________

(1)
Includes adjustments of $0.8 million for gains on the disposal of certain surplus properties and the write-off of $0.2 million of deferred rent liabilities associated with our relocation program, recorded in Other restaurant operating.

(2)	Includes adjustments for the write-off of $5.1 million of deferred rent liabilities, primarily associated with the Closure Initiatives, recorded in Other restaurant operating.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	APRIL 1, 2018	MARCH 26, 2017
Income from operations	$78,371	$76,834
Operating income margin	7.0%	6.7%
Adjustments:
Restaurant relocations and related costs (1)	1,725	2,107
Restaurant and asset impairments and closing costs (2)	1,295	15,497
Severance (3)	965	—
Legal and contingent matters	470	—
Transaction-related expenses	—	207
Total income from operations adjustments	4,455	17,811
Adjusted income from operations	$82,826	$94,645
Adjusted operating income margin	7.4%	8.2%

Net income attributable to Bloomin’ Brands	$65,398	$48,625
Adjustments:
Income from operations adjustments	4,455	17,811
Total adjustments, before income taxes	4,455	17,811
Adjustment to provision for income taxes (4)	(1,681)	(4,419)
Net adjustments	2,774	13,392
Adjusted net income	$68,172	$62,017

Diluted earnings per share	$0.68	$0.46
Adjusted diluted earnings per share	$0.71	$0.58

Diluted weighted average common shares outstanding	95,782	106,413
_________________

(1)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.

(2)	Represents asset impairment charges and related costs primarily associated with approved closure and restructuring initiatives.

(3)	Relates to severance expense incurred primarily as a result of restructuring.

(4)	Represents income tax effect of the adjustments for the periods presented.

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

We believe that our expected liquidity sources are adequate to fund debt service requirements, lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash and Cash Equivalents - As of April 1, 2018, we had $105.8 million in cash and cash equivalents, of which $36.0 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. Given the Tax Act’s significant changes and potential opportunities to repatriate cash free of U.S. federal tax, we continue to evaluate our current permanent reinvestment assertions. This evaluation includes the repatriation of historical earnings (2017 and prior) that have been previously taxed under the Tax Act. See Note 12 - Income Taxes of the Notes to Consolidated Financial Statements for further information regarding the Tax Act.

As of April 1, 2018, we had aggregate undistributed accumulated and current earnings and profits from foreign subsidiaries of approximately $138.0 million, which is considered previously taxed income subsequent to the Tax Act. We currently consider the remaining financial statement carrying amounts over the tax basis of our investments in our foreign subsidiaries to be indefinitely reinvested and have not recorded a deferred tax liability. The determination of any unrecorded deferred tax liability on this amount is not practicable due to the uncertainty of how these investments would be recovered.

Restructuring - Total aggregate future undiscounted cash expenditures of $22.2 million to $29.0 million for the Closure Initiatives, primarily related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029.

Capital Expenditures - We estimate that our capital expenditures will total approximately $200.0 million in 2018. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements.

Credit Facilities - As of April 1, 2018, we had $1.1 billion of outstanding borrowings under our Senior Secured Credit Facility. Following is a summary of principal payments and debt issuance from December 31, 2017 to April 1, 2018:

	SENIOR SECURED CREDIT FACILITY		TOTAL CREDIT FACILITIES
	TERM LOAN A	REVOLVING FACILITY
(dollars in thousands)
Balance as of December 31, 2017	$500,000	$600,000	$1,100,000
2018 new debt	—	153,000	153,000
2018 payments	(6,250)	(122,000)	(128,250)
Balance as of April 1, 2018	$493,750	$631,000	$1,124,750

We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of the dates indicated:

	INTEREST RATE APRIL 1, 2018 (1)	ORIGINAL FACILITY	PRINCIPAL MATURITY DATE	OUTSTANDING
(dollars in thousands)				APRIL 1, 2018	DECEMBER 31, 2017
Term loan A	3.54%	$500,000	November 2022	$493,750	$500,000
Revolving credit facility	3.53%	1,000,000	November 2022	631,000	600,000
Total Senior secured credit facility		$1,500,000		$1,124,750	$1,100,000
________________

(1)	Represents the weighted-average interest rate.

Credit Agreement - As of April 1, 2018, we had $345.5 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $23.5 million.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The Credit Agreement contains term loan mandatory prepayment requirements of 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount outstanding required to be prepaid may vary based on our leverage ratio and year end results. Other than the required minimum amortization premiums of $25.0 million, we do not anticipate any other payments will be required through March 31, 2019.
Debt Covenants - Our Credit Agreement contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 12 - Long-term Debt, Net in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

As of April 1, 2018 and December 31, 2017, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	APRIL 1, 2018	MARCH 26, 2017
Net cash provided by operating activities	$51,535	$136,198
Net cash used in investing activities	(46,210)	(20,581)
Net cash used in financing activities	(29,082)	(154,355)
Effect of exchange rate changes on cash and cash equivalents	54	1,740
Net decrease in cash, cash equivalents and restricted cash	$(23,703)	$(36,998)

Operating activities - Net cash provided by operating activities decreased during the thirteen weeks ended April 1, 2018, as compared to the thirteen weeks ended March 26, 2017 primarily due to decreases from: (i) the amount and timing of collections of gift card receivables, (ii) an increase in incentive compensation payments and (iii) timing of payments. These decreases were partially offset by lower income tax payments.

Investing activities - Net cash used in investing activities for the thirteen weeks ended April 1, 2018 consisted of capital expenditures.

Net cash used in investing activities for the thirteen weeks ended March 26, 2017 consisted primarily of capital expenditures, partially offset by proceeds from sale-leaseback transactions.

Financing activities - Net cash used in financing activities for the thirteen weeks ended April 1, 2018 was primarily attributable to the following: (i) the repurchase of common stock, (ii) payment of cash dividends on our common stock, (iii) the repayment of long-term debt and (iv) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by drawdowns on our revolving credit facility, net of repayments and proceeds from the exercise of stock options.

Net cash used in financing activities for the thirteen weeks ended March 26, 2017 was primarily attributable to the following: (i) the repurchase of common stock, (ii) payments on our revolving credit facility, net of drawdowns, (iii) repayments on our PRP Mortgage loan, (iv) payment of cash dividends on our common stock and (v) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by proceeds by proceeds from the sale of certain properties, which are considered financing obligations.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit):

(dollars in thousands)	APRIL 1, 2018	DECEMBER 31, 2017
Current assets	$271,291	$360,209
Current liabilities	667,380	813,392
Working capital (deficit)	$(396,089)	$(453,183)

Working capital (deficit) includes Unearned revenue primarily from unredeemed gift cards of $235.7 million and $330.8 million as of April 1, 2018 and December 31, 2017, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $88.2 million and $96.3 million as of April 1, 2018 and December 31, 2017, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation was $28.6 million as of April 1, 2018.

We use capital to fund the deferred compensation plans and currently expect annual cash funding of $13.0 million to $15.0 million. Actual funding of the deferred compensation obligations and future funding requirements may vary significantly depending on the actual performance compared to targets, timing of deferred payments of partner contracts, forfeiture rates, number of partner participants, growth of partner investments and our funding strategy.

DIVIDENDS AND SHARE REPURCHASES

Dividends - In April 2018, the Board declared a quarterly cash dividend of $0.09 per share, payable on May 18, 2018. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that the Board considers relevant.

Share Repurchases - On February 16, 2018, our Board canceled the remaining $55.0 million of authorization under the 2017 Share Repurchase Program and approved a new $150.0 million authorization. The 2018 Share Repurchase Program will expire on August 16, 2019.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Following is a summary of our dividends and share repurchases from December 29, 2014 through April 1, 2018:

		SHARE REPURCHASES
(dollars in thousands)	DIVIDENDS PAID	REPURCHASE PROGRAMS	SETTLEMENT OF TAXES RELATED TO EQUITY AWARDS	TOTAL
Fiscal year 2015	$29,332	$169,999	$770	$200,101
Fiscal year 2016	31,379	309,887	447	341,713
Fiscal year 2017	30,988	272,736	180	303,904
First fiscal quarter 2018 (1)	8,371	50,996	—	59,367
Total	$100,070	$803,618	$1,397	$905,085
________________

(1)	Excludes the repurchase of 0.2 million shares for $4.0 million pursuant to trades executed in, but not settled until after, the thirteen weeks ended April 1, 2018.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards, see Note 1 - Description of the Business and Basis of Presentation of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, changes in foreign currency exchange rates and changes in commodity prices. We believe that there have been no material changes in our market risk since December 31, 2017. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of April 1, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended April 1, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 13 - Commitments and Contingencies, of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2017 Form 10-K which could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2017 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of 2018 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended April 1, 2018:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
January 1, 2018 through January 28, 2018	—	$—	—	$55,000,223
January 29, 2018 through February 25, 2018	—	$—	—	$150,000,000
February 26, 2018 through April 1, 2018	2,116,174	$24.10	2,116,174	$99,003,705
Total	2,116,174		2,116,174
____________________

(1)
On February 16, 2018, the Board of Directors authorized the repurchase of $150.0 million of our outstanding common stock as announced in our press release issued on February 22, 2018 (the “2018 Share Repurchase Program”). The 2018 Share Repurchase Program will expire on August 16, 2019.

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

Date:	May 8, 2018	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]