Form 10-Q
period 2018-07-01
Bloomin' Brands, Inc.
filed 2018-08-02
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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

As of July 31, 2018, 92,538,341 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended July 1, 2018
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JULY 1, 2018	DECEMBER 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$81,694	$128,263
Current portion of restricted cash and cash equivalents	4,521	1,280
Inventories	48,641	51,264
Other current assets, net	113,208	179,402
Total current assets	248,064	360,209
Property, fixtures and equipment, net	1,141,355	1,173,414
Goodwill	298,615	310,234
Intangible assets, net	511,442	522,290
Deferred income tax assets, net	67,945	60,486
Other assets, net	122,445	135,261
Total assets	$2,389,866	$2,561,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$164,798	$185,461
Accrued and other current liabilities	218,482	270,840
Unearned revenue	221,926	330,756
Current portion of long-term debt	25,964	26,335
Total current liabilities	631,170	813,392
Deferred rent	164,021	160,047
Deferred income tax liabilities	14,539	16,926
Long-term debt, net	1,113,765	1,091,769
Deferred gain on sale-leaseback transactions, net	182,501	188,086
Other long-term liabilities, net	192,400	210,443
Total liabilities	2,298,396	2,480,663
Commitments and contingencies (Note 13)
Stockholders’ Equity
Bloomin’ Brands Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of July 1, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 92,437,047 and 91,912,546 shares issued and outstanding as of July 1, 2018 and December 31, 2017, respectively	924	919
Additional paid-in capital	1,109,015	1,081,813
Accumulated deficit	(902,038)	(913,191)
Accumulated other comprehensive loss	(126,672)	(99,199)
Total Bloomin’ Brands stockholders’ equity	81,229	70,342
Noncontrolling interests	10,241	10,889
Total stockholders’ equity	91,470	81,231
Total liabilities and stockholders’ equity	$2,389,866	$2,561,894

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
Revenues
Restaurant sales	$1,015,484	$1,021,184	$2,114,487	$2,165,015
Franchise and other revenues	16,330	15,274	33,792	26,154
Total revenues	1,031,814	1,036,458	2,148,279	2,191,169
Costs and expenses
Cost of sales	322,790	323,130	674,922	687,878
Labor and other related	301,921	297,857	612,983	622,255
Other restaurant operating	238,379	248,412	491,724	499,536
Depreciation and amortization	50,782	48,063	100,902	94,653
General and administrative	76,129	77,056	144,825	148,997
Provision for impaired assets and restaurant closings	8,889	598	11,628	19,674
Total costs and expenses	998,890	995,116	2,036,984	2,072,993
Income from operations	32,924	41,342	111,295	118,176
Loss on extinguishment and modification of debt	—	(260)	—	(260)
Other (expense) income, net	(6)	7,281	(5)	7,230
Interest expense, net	(11,319)	(9,543)	(21,629)	(18,684)
Income before (benefit) provision for income taxes	21,599	38,820	89,661	106,462
(Benefit) provision for income taxes	(5,124)	2,988	(3,199)	20,992
Net income	26,723	35,832	92,860	85,470
Less: net income attributable to noncontrolling interests	2	699	741	1,712
Net income attributable to Bloomin’ Brands	$26,721	$35,133	$92,119	$83,758

Net income	$26,723	$35,832	$92,860	$85,470
Other comprehensive (loss) income:
Foreign currency translation adjustment	(30,044)	(9,118)	(28,695)	11,371
Unrealized gain (loss) on derivatives, net of tax	296	(610)	1,184	(509)
Reclassification of adjustment for loss on derivatives included in Net income, net of tax	71	643	379	1,427
Comprehensive (loss) income	(2,954)	26,747	65,728	97,759
Less: comprehensive income attributable to noncontrolling interests	360	757	1,081	1,682
Comprehensive (loss) income attributable to Bloomin’ Brands	$(3,314)	$25,990	$64,647	$96,077

Earnings per share:
Basic	$0.29	$0.36	$1.00	$0.83
Diluted	$0.28	$0.34	$0.97	$0.80
Weighted average common shares outstanding:
Basic	92,120	98,852	92,194	100,963
Diluted	94,361	102,421	95,072	104,417

Cash dividends declared per common share	$0.09	$0.08	$0.18	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2017	91,913	$919	$1,081,813	$(913,191)	$(99,199)	$10,889	$81,231
Net income	—	—	—	92,119	—	1,063	93,182
Other comprehensive (loss) income, net of tax	—	—	—	—	(27,473)	341	(27,132)
Cash dividends declared, $0.18 per common share	—	—	(16,734)	—	—	—	(16,734)
Repurchase and retirement of common stock	(3,404)	(34)	—	(80,966)	—	—	(81,000)
Stock-based compensation	—	—	11,178	—	—	—	11,178
Common stock issued under stock plans (1)	3,928	39	33,080	—	—	—	33,119
Change in the redemption value of redeemable interests	—	—	(322)	—	—	—	(322)
Distributions to noncontrolling interests	—	—	—	—	—	(3,372)	(3,372)
Contributions from noncontrolling interests	—	—	—	—	—	1,320	1,320
Balance, July 1, 2018	92,437	$924	$1,109,015	$(902,038)	$(126,672)	$10,241	$91,470

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 25, 2016	103,922	$1,039	$1,079,583	$(756,070)	$(111,143)	$12,654	$226,063
Net income	—	—	—	83,758	—	1,837	85,595
Other comprehensive income (loss), net of tax	—	—	—	—	12,319	(38)	12,281
Cash dividends declared, $0.16 per common share	—	—	(16,308)	—	—	—	(16,308)
Repurchase and retirement of common stock	(9,917)	(99)	—	(198,629)	—	—	(198,728)
Stock-based compensation	—		12,716	—	—	—	12,716
Common stock issued under stock plans (1)	1,003	10	4,597	(143)	—	—	4,464
Change in the redemption value of redeemable interests	—	—	(126)	—	—	—	(126)
Purchase of noncontrolling interests, net of tax of $45	—	—	(713)	—	—	(179)	(892)
Distributions to noncontrolling interests	—	—	—	—	—	(3,754)	(3,754)
Contributions from noncontrolling interests	—	—	—	—	—	481	481
Cumulative-effect from a change in accounting principle	—	—	—	14,364	—	—	14,364
Balance, June 25, 2017	95,008	$950	$1,079,749	$(856,720)	$(98,824)	$11,001	$136,156
________________

(1)	Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017
Cash flows provided by operating activities:
Net income	$92,860	$85,470
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	100,902	94,653
Amortization of deferred discounts and issuance costs	1,288	1,637
Amortization of deferred gift card sales commissions	15,219	13,756
Provision for impaired assets and restaurant closings	11,628	19,674
Stock-based and other non-cash compensation expense	13,263	13,901
Deferred income tax (benefit) expense	(264)	1,686
Gain on sale of a business or subsidiary	—	(7,284)
Loss on extinguishment and modification of debt	—	260
Recognition of deferred gain on sale-leaseback transactions	(6,142)	(5,816)
Other non-cash items, net	1,257	1,802
Change in assets and liabilities	(129,928)	(36,602)
Net cash provided by operating activities	100,083	183,137
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	6,164	4
Proceeds from sale-leaseback transactions, net	4,695	49,780
Proceeds from sale of a business, net of cash divested	—	33,994
Capital expenditures	(92,528)	(116,256)
Other investments, net	(275)	(1,123)
Net cash used in investing activities	$(81,944)	$(33,601)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017
Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net	$—	$124,438
Repayments of long-term debt	(12,876)	(64,399)
Proceeds from borrowings on revolving credit facilities, net	266,829	341,000
Repayments of borrowings on revolving credit facilities	(234,500)	(364,500)
Proceeds from failed sale-leaseback transactions, net	—	5,942
Proceeds from the exercise of share-based compensation	33,119	4,607
Distributions to noncontrolling interests	(3,372)	(3,754)
Contributions from noncontrolling interests	1,320	481
Purchase of limited partnership and noncontrolling interests	(1,443)	(4,024)
Repayments of partner deposits and accrued partner obligations	(9,646)	(7,862)
Repurchase of common stock	(81,000)	(198,871)
Cash dividends paid on common stock	(16,734)	(16,308)
Net cash used in financing activities	(58,303)	(183,250)
Effect of exchange rate changes on cash and cash equivalents	(3,164)	1,002
Net decrease in cash, cash equivalents and restricted cash	(43,328)	(32,712)
Cash, cash equivalents and restricted cash as of the beginning of the period	129,543	136,186
Cash, cash equivalents and restricted cash as of the end of the period	$86,215	$103,474
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,488	$17,393
Cash paid for income taxes, net of refunds	6,675	22,695
Supplemental disclosures of non-cash investing and financing activities:
Increase (decrease) in liabilities from the acquisition of property, fixtures and equipment or capital leases	$1,430	$(2,564)
Purchase of noncontrolling interest included in accrued and other current liabilities	—	898

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

The Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during the second quarters of 2018 and 2017. In connection with these assessments, the Company did not record any goodwill or indefinite-lived intangible impairment charges.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table includes a restatement of the Company’s Consolidated Statement of Operations for the retrospective adoption of ASU No. 2014-09 during the periods indicated:

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017			JUNE 25, 2017
(dollars in thousands, except per share data)	AS REPORTED	2014-09 IMPACT	AS RESTATED	AS REPORTED	2014-09 IMPACT	AS RESTATED
Revenues
Restaurant sales	$1,019,957	$1,227	$1,021,184	$2,155,445	$9,570	$2,165,015
Franchise and other revenues	13,025	2,249	15,274	21,360	4,794	26,154
Total revenues	$1,032,982	$3,476	$1,036,458	$2,176,805	$14,364	$2,191,169
Costs and expenses
Other restaurant operating	$244,124	$4,288	$248,412	$492,064	$7,472	$499,536
Income from operations	$42,154	$(812)	$41,342	$111,284	$6,892	$118,176
Income before provision for income taxes	$39,632	$(812)	$38,820	$99,570	$6,892	$106,462
Provision for income taxes	$3,303	$(315)	$2,988	$18,318	$2,674	$20,992
Net income	$36,329	$(497)	$35,832	$81,252	$4,218	$85,470
Net income attributable to Bloomin’ Brands	$35,630	$(497)	$35,133	$79,540	$4,218	$83,758

Basic earnings per share	$0.36	$(0.01)	$0.36	$0.79	$0.04	$0.83
Diluted earnings per share	$0.35	$—	$0.34	$0.76	$0.04	$0.80

The following table includes a restatement of the Company’s Consolidated Balance Sheet as of December 31, 2017 for the retrospective adoption of ASU No. 2014-09:

	DECEMBER 31, 2017
(dollars in thousands)	AS REPORTED	2014-09 IMPACT	AS RESTATED
ASSETS
Deferred income tax assets, net	$71,499	$(11,013)	$60,486
Total assets	$2,572,907	$(11,013)	$2,561,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned revenue
Deferred gift card revenue	$371,455	$(47,827)	$323,628
Deferred loyalty revenue	6,667	—	6,667
Deferred franchise fees - current	105	356	461
Total Unearned revenue	$378,227	$(47,471)	$330,756
Total current liabilities	$860,863	$(47,471)	$813,392
Other long-term liabilities, net (1)	$205,745	$4,698	$210,443
Total liabilities	$2,523,436	$(42,773)	$2,480,663
Bloomin’ Brands Stockholders’ Equity
Accumulated deficit	$(944,951)	$31,760	$(913,191)
Total Bloomin’ Brands stockholders’ equity	$38,582	$31,760	$70,342
Total stockholders’ equity	$49,471	$31,760	$81,231
Total liabilities and stockholders’ equity	$2,572,907	$(11,013)	$2,561,894
____________________

(1)	Includes the non-current portion of deferred franchise fees.

See Note 2 - Revenue Recognition for required disclosures under ASU No. 2014-09.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Effective June 26, 2017, the Company adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash” (“ASU No. 2016-18”). ASU No. 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents, which are now included with cash and cash equivalents when reconciling the beginning and ending cash amounts shown on the statements of cash flows. Using the retrospective transition method required under the standard, the Company has adjusted the presentation of its Condensed Consolidated Statements of Cash Flows for the period presented. The adoption of ASU No. 2016-18 did not have any other impact on the Company’s Consolidated Financial Statements.

The following table provides additional details by financial statement line item of the restated presentation in the Company’s Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended June 25, 2017:

	TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017
(dollars in thousands)	AS REPORTED	2016-18 IMPACT	AS RESTATED
Cash flows used in investing activities:
Decrease in restricted cash	$14,969	$(14,969)	$—
Increase in restricted cash	$(5,957)	$5,957	$—
Net cash used in investing activities	$(24,589)	$(9,012)	$(33,601)

Net decrease in cash, cash equivalents and restricted cash	$(23,702)	$(9,010)	$(32,712)
Cash, cash equivalents and restricted cash as of the beginning of the period	127,176	9,010	136,186
Cash, cash equivalents and restricted cash as of the end of the period	$103,474	$—	$103,474

Recently Issued Financial Accounting Standards Not Yet Adopted - In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02: “Leases (Topic 842)” (“ASU No. 2016-02”). ASU No. 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU No. 2016-02 is effective for the Company in 2019 and must be adopted using a modified retrospective approach. In preparation for adoption of ASU No. 2016-02, the Company has implemented a new lease accounting system. The Company is currently evaluating practical expedients and accounting policy elections, and assessing the overall financial statement impact. The Company expects the adoption of ASU No. 2016-02 to have a significant impact on its Consolidated Balance Sheets due to recognition of right-of-use assets and lease liabilities related to real estate and equipment under operating lease agreements, but will likely have an insignificant impact on its Consolidated Statement of Operations and Comprehensive Income. The Company’s evaluation of ASU No. 2016-02 is ongoing and may identify additional impacts on its Consolidated Financial Statements and related disclosures.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

2.    Revenue Recognition

The Company records food and beverage revenues, net of discounts and taxes, upon delivery to the customer. Franchise-related revenues are included in Franchise and other revenues in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Royalties, which are a percentage of net sales of the franchisee, are recognized as revenue in the period which the sales are reported to have occurred. The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
(dollars in thousands)		(Restated) (1)		(Restated) (1)
Revenues
Restaurant sales	$1,015,484	$1,021,184	$2,114,487	$2,165,015
Franchise and other revenues:
Franchise revenue	$13,134	$11,565	$27,349	$20,662
Other revenue	3,196	3,709	6,443	5,492
Total Franchise and other revenues	$16,330	$15,274	$33,792	$26,154
Total revenues	$1,031,814	$1,036,458	$2,148,279	$2,191,169
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

The following table includes the disaggregation of Restaurant sales and Franchise revenue, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018		JULY 1, 2018
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse (1)	$521,719	$10,157	$1,093,198	$21,231
Carrabba’s Italian Grill (1)	163,454	157	337,381	304
Bonefish Grill	149,054	233	305,903	473
Fleming’s Prime Steakhouse & Wine Bar	73,312	—	154,302	—
Other	1,398	—	2,497	—
U.S. Total	$908,937	$10,547	$1,893,281	$22,008
International
Outback Steakhouse-Brazil	$87,809	$—	$182,932	$—
Other	18,738	2,587	38,274	5,341
International Total	$106,547	$2,587	$221,206	$5,341
Total	$1,015,484	$13,134	$2,114,487	$27,349

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017		JUNE 25, 2017
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.	(Restated) (2)	(Restated) (2)	(Restated) (2)	(Restated) (2)
Outback Steakhouse (1)	$519,060	$8,731	$1,130,535	$14,965
Carrabba’s Italian Grill (1)	168,372	156	351,022	245
Bonefish Grill	150,743	258	314,387	517
Fleming’s Prime Steakhouse & Wine Bar	70,089	—	147,875	—
U.S. Total	$908,264	$9,145	$1,943,819	$15,727
International
Outback Steakhouse-Brazil	$95,801	$—	$186,691	$—
Other	17,119	2,420	34,505	4,935
International Total	$112,920	$2,420	$221,196	$4,935
Total	$1,021,184	$11,565	$2,165,015	$20,662
____________________

(1)	In 2017, the Company sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant, which are now operated as franchises.

(2)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

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

Gift card sales commissions paid to third-party providers are initially capitalized and subsequently amortized to Other restaurant operating expenses based on historical gift card redemption patterns.

Advertising Fees - Advertising fees charged to franchisees are recognized as Franchise revenue in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

Franchise Fees - Initial franchise and renewal fees are recognized over the term of the franchise agreement and renewal period, respectively. The weighted average remaining term of franchise agreements and renewal periods was approximately 15 years as of July 1, 2018.

Loyalty Program - The Company maintains a customer loyalty program, Dine Rewards, in the U.S., where customers have the ability to earn a reward after a number of qualified visits. The Company has developed an estimated value of the partial reward earned from each qualified visit, which is recorded as deferred revenue. Each reward has a maximum value and must be redeemed within three months of earning such reward. The revenue associated with the fair value of the qualified visit is recognized upon the earlier of redemption or expiration of the reward. The Company applies the practical expedient to exclude disclosures regarding loyalty program remaining performance obligations which have original expected durations of one year or less.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	JULY 1, 2018	DECEMBER 31, 2017
Other current assets, net
Deferred gift card sales commissions	$9,175	$16,231

Unearned revenue
Deferred gift card revenue (1)	$213,286	$323,628
Deferred loyalty revenue	8,145	6,667
Deferred franchise fees - current (1)	495	461
Total Unearned revenue	$221,926	$330,756

Other long-term liabilities, net
Deferred franchise fees - non-current (1)	$4,661	$4,698
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09 on the Company’s Consolidated Balance Sheet as of December 31, 2017.

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
Balance, beginning of period	$10,039	$10,226	$16,231	$15,584
Deferred gift card sales commissions amortization	(5,804)	(5,854)	(15,219)	(13,756)
Deferred gift card sales commissions capitalization	5,400	5,060	9,258	8,790
Other	(460)	(14)	(1,095)	(1,200)
Balance, end of period	$9,175	$9,418	$9,175	$9,418

The Company applies the portfolio approach practical expedient to account for gift card contracts and performance obligations. The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
Balance, beginning of period	$227,783	$217,872	$323,628	$331,803
Gift card sales	78,837	80,376	135,122	139,246
Gift card redemptions	(88,496)	(91,482)	(233,052)	(255,635)
Gift card breakage (1)	(4,838)	(4,961)	(12,412)	(13,609)
Balance, end of period	$213,286	$201,805	$213,286	$201,805
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09 for the thirteen and twenty-six weeks ended June 25, 2017.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

3.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
Impairment losses
U.S.	$284	$12	$395	$932
International	4,437	—	6,597	—
Total impairment losses	$4,721	$12	$6,992	$932
Restaurant closure expenses
U.S.	$674	$586	$1,022	$18,742
International	3,494	—	3,614	—
Total restaurant closure expenses	$4,168	$586	$4,636	$18,742
Provision for impaired assets and restaurant closings	$8,889	$598	$11,628	$19,674

Closure Initiatives - Since February 2017, the Company decided to close certain underperforming restaurants in the U.S. and certain Abbraccio restaurants outside of the core markets of São Paulo and Rio de Janeiro in Brazil and in 2016 the Company decided to close certain Bonefish Grill restaurants (collectively, the “Closure Initiatives”). Following is a summary of expenses related to the Closure Initiatives recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	INCOME STATEMENT LOCATION	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)		JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
Impairment, facility closure and other expenses (1)	Provision for impaired assets and restaurant closings	$1,607	$(244)	$1,632	$18,012
Severance and other expenses	General and administrative	110	766	232	2,948
Reversal of deferred rent liability	Other restaurant operating	(147)	180	(147)	(4,761)
Total		$1,570	$702	$1,717	$16,199
________________

(1)
The Company recognized asset impairment and closure charges of $1.0 million within the International segment related to the Closure Initiatives during the thirteen and twenty-six weeks ended July 1, 2018. All other asset impairment and closure charges for the periods presented were recognized within the U.S. segment.

International Restructuring - During the thirteen and twenty-six weeks ended July 1, 2018, the Company recognized asset impairment and closure charges of $6.9 million and $9.2 million, respectively, related to the restructuring of certain international markets, including China.

The remaining restaurant impairment and closing charges resulted primarily from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for remodel, relocation or closure.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Projected Future Expenses and Cash Expenditures - The Company expects to incur additional charges for the Closure Initiatives through Q3 2019, including costs associated with lease obligations, employee terminations and other closure-related obligations. Following is a summary of remaining estimated pre-tax expense and future cash expenditures, by type, as of July 1, 2018:

Estimated future expense (dollars in millions)	CLOSURE INITIATIVES
Lease related liabilities, net of subleases	$2.9	to	$3.4
Employee severance and other obligations	0.3	to	0.6
Total estimated future expense	$3.2	to	$4.0

Total estimated future cash expenditures (dollars in millions)	$22.3	to	$27.4

Total future undiscounted cash expenditures for the Closure Initiatives, primarily related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029.

Accrued Facility Closure and Other Costs Rollforward - The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the Closure Initiatives, during the twenty-six weeks ended July 1, 2018:

TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JULY 1, 2018
Balance, beginning of the period	$22,709
Charges	8,071
Cash payments	(8,186)
Adjustments	(3,435)
Balance, end of the period (1)	$19,159
________________

(1)
As of July 1, 2018, the Company had exit-related accruals of $6.0 million recorded in Accrued and other current liabilities and $13.2 million recorded in Other long-term liabilities, net in the Consolidated Balance Sheet.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

4.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per share:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
(in thousands, except per share data)		(Restated) (1)		(Restated) (1)
Net income attributable to Bloomin’ Brands	$26,721	$35,133	$92,119	$83,758

Basic weighted average common shares outstanding	92,120	98,852	92,194	100,963

Effect of diluted securities:
Stock options	1,861	3,128	2,406	3,030
Nonvested restricted stock and restricted stock units	380	433	452	394
Nonvested performance-based share units	—	8	20	30
Diluted weighted average common shares outstanding	94,361	102,421	95,072	104,417

Basic earnings per share	$0.29	$0.36	$1.00	$0.83
Diluted earnings per share	$0.28	$0.34	$0.97	$0.80
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the Net income and Earnings per share impact of implementing ASU No. 2014-09.

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(shares in thousands)	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
Stock options	2,133	5,359	2,041	5,462
Nonvested restricted stock and restricted stock units	16	153	63	172
Nonvested performance-based share units	197	262	180	317

5.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
Stock options	$1,628	$2,944	$3,526	$5,699
Restricted stock and restricted stock units	2,455	2,689	4,787	5,242
Performance-based share units	1,874	820	2,470	1,236
	$5,957	$6,453	$10,783	$12,177

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents a summary of the Company’s stock option activity:

(in thousands, except exercise price and contractual life)	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2017	10,051	$14.89	5.2	$71,373
Granted	488	24.01
Exercised	(3,566)	10.23
Forfeited or expired	(178)	20.47
Outstanding as of July 1, 2018	6,795	$17.85	5.9	$25,734
Exercisable as of July 1, 2018	4,461	$17.02	4.6	$21,278

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows:

	TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017
Assumptions:
Weighted-average risk-free interest rate (1)	2.66%	1.93%
Dividend yield (2)	1.50%	1.84%
Expected term (3)	5.8 years	6.3 years
Weighted-average volatility (4)	32.76%	33.73%

Weighted-average grant date fair value per option	$7.23	$5.09
________________

(1)	Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)	Expected term represents the period of time that the options are expected to be outstanding. The Company estimates the expected term based on historical exercise experience for its stock options.

(4)	Based on the historical volatility of the Company’s stock.

The following represents stock option compensation information for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JULY 1, 2018	JUNE 25, 2017
Intrinsic value of options exercised	$48,044	$7,588
Excess tax benefits for tax deductions related to the exercise of stock options	$7,837	$1,299
Cash received from option exercises, net of tax withholding	$36,460	$6,835

During the twenty-six weeks ended July 1, 2018, the Company made grants to its employees of 0.4 million time-based restricted stock units and 0.2 million performance-based share units.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of July 1, 2018:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$11,518	2.5
Restricted stock units	$19,683	2.7
Performance-based share units	$9,435	1.3

As of July 1, 2018, the maximum number of shares of common stock available for issuance pursuant to the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan was 4,271,424.

6.    Other Current Assets, Net

Other current assets, net, consisted of the following:

(dollars in thousands)	JULY 1, 2018	DECEMBER 31, 2017
Prepaid expenses	$43,105	$40,688
Accounts receivable - gift cards, net	17,339	66,361
Accounts receivable - vendors, net	7,895	19,483
Accounts receivable - franchisees, net	2,055	2,017
Accounts receivable - other, net	18,886	22,808
Deferred gift card sales commissions	9,175	16,231
Assets held for sale	5,606	6,217
Other current assets, net	9,147	5,597
	$113,208	$179,402

7.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

(dollars in thousands)	JULY 1, 2018	DECEMBER 31, 2017
Accrued payroll and other compensation	$86,447	$113,636
Accrued insurance	23,765	23,482
Other current liabilities	108,270	133,722
	$218,482	$270,840

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

8.    Long-term Debt, Net

Following is a summary of outstanding long-term debt:

	JULY 1, 2018		DECEMBER 31, 2017
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$487,500	3.78%	$500,000	3.27%
Revolving credit facility (1)	633,500	3.77%	600,000	3.26%
Total Senior Secured Credit Facility	$1,121,000		$1,100,000
Financing obligations	19,571	7.66% to 7.82%	19,579	7.52% to 7.82%
Capital lease obligations	2,958		2,015
Other notes payable	141	1.03% to 2.18%	904	0.00% to 2.18%
Less: unamortized debt discount and issuance costs	(3,941)		(4,394)
Total debt, net	$1,139,729		$1,118,104
Less: current portion of long-term debt	(25,964)		(26,335)
Long-term debt, net	$1,113,765		$1,091,769
________________

(1)	Represents the weighted-average interest rate for the respective period.

Debt Covenants - As of July 1, 2018 and December 31, 2017, the Company was in compliance with its debt covenants.

9.	Stockholders’ Equity

Share Repurchases - On February 16, 2018, the Company’s Board of Directors (the “Board”) canceled the remaining $55.0 million of authorization under the 2017 Share Repurchase Program and approved a new $150.0 million authorization (the “2018 Share Repurchase Program”). The 2018 Share Repurchase Program will expire on August 16, 2019. As of July 1, 2018, $69.0 million remained available for repurchase under the 2018 Share Repurchase Program. Following is a summary of the shares repurchased under the Company’s share repurchase program during fiscal year 2018:

	NUMBER OF SHARES (in thousands)	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT (dollars in thousands)
First fiscal quarter	2,116	$24.10	$50,996
Second fiscal quarter	1,287	$23.31	30,004
Total common stock repurchases	3,403	$23.80	$81,000

Dividends - The Company declared and paid dividends per share during fiscal year 2018 as follows:

	DIVIDENDS PER SHARE	AMOUNT (dollars in thousands)
First fiscal quarter	$0.09	$8,371
Second fiscal quarter	0.09	8,363
Total cash dividends declared and paid	$0.18	$16,734

In July 2018, the Board declared a quarterly cash dividend of $0.09 per share, payable on August 22, 2018, to shareholders of record at the close of business on August 9, 2018.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Accumulated Other Comprehensive Loss - Following are the components of Accumulated other comprehensive loss:

(dollars in thousands)	JULY 1, 2018	DECEMBER 31, 2017
Foreign currency translation adjustment	$(127,609)	$(98,573)
Unrealized gains (losses) on derivatives, net of tax	937	(626)
Accumulated other comprehensive loss	$(126,672)	$(99,199)

Following are the components of the Company’s Other comprehensive (loss) income during the periods presented:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
Foreign currency translation adjustment	$(30,402)	$(9,176)	$(29,036)	$11,401

Unrealized gain (loss) on derivatives, net of tax (1)	$296	$(610)	$1,184	$(509)
Reclassification of adjustment for loss on derivatives included in Net income, net of tax (2)	71	643	379	1,427
Total unrealized gain on derivatives, net of tax	$367	$33	$1,563	$918
Other comprehensive (loss) income attributable to Bloomin’ Brands	$(30,035)	$(9,143)	$(27,473)	$12,319
________________

(1)
Unrealized gain (loss) on derivatives is net of tax of $0.1 million and $(0.4) million for the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively, and $0.4 million and ($0.3) million for the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively.

(2)
Reclassifications of adjustments for losses on derivatives are net of tax of $0.4 million for the thirteen weeks ended June 25, 2017 and $0.1 million and $0.9 million for the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively.

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

The following table presents the fair value and classification of the Company’s interest rate swaps:

(dollars in thousands)	JULY 1, 2018	DECEMBER 31, 2017	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - asset	$1,162	$—	Other current assets, net
Interest rate swaps - asset	—	67	Other assets, net
Total fair value of derivative instruments - assets (1)	$1,162	$67

Interest rate swaps - liability (1)	$—	$1,010	Accrued and other current liabilities
____________________

(1)	See Note 11 - Fair Value Measurements for fair value discussion of the interest rate swaps.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table summarizes the effects of the interest rate swaps on Net income for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
Interest rate swap expense recognized in Interest expense, net (1)	$(95)	$(1,036)	$(510)	$(2,301)
Income tax benefit recognized in Provision for income taxes	24	393	131	874
Total effects of the interest rate swaps on Net income	$(71)	$(643)	$(379)	$(1,427)
____________________

(1)	During the thirteen and twenty-six weeks ended July 1, 2018 and June 25, 2017, the Company did not recognize any gain or loss as a result of hedge ineffectiveness.

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the dates indicated:

	JULY 1, 2018			DECEMBER 31, 2017
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$5,360	$5,360	$—	$1,830	$1,830	$—
Money market funds	10,367	10,367	—	24,656	24,656	—
Restricted cash equivalents:
Money market funds	4,521	4,521	—	1,280	1,280	—
Other current assets, net
Derivative instruments - interest rate swaps	1,162	—	1,162	—	—	—
Other assets, net:
Derivative instruments - interest rate swaps	—	—	—	67	—	67
Total asset recurring fair value measurements	$21,410	$20,248	$1,162	$27,833	$27,766	$67

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$—	$—	$—	$1,010	$—	$1,010
Total liability recurring fair value measurements	$—	$—	$—	$1,010	$—	$1,010

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk when performing fair value measurements. As of July 1, 2018 and December 31, 2017, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018		JULY 1, 2018
(dollars in thousands)	CARRYING VALUE (1)	TOTAL IMPAIRMENT	CARRYING VALUE (1)	TOTAL IMPAIRMENT
Assets held for sale	$—	$—	$50	$50
Property, fixtures and equipment	1,060	4,721	1,380	6,942
	$1,060	$4,721	$1,430	$6,992

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 25, 2017		JUNE 25, 2017
(dollars in thousands)	CARRYING VALUE (1)	TOTAL IMPAIRMENT	CARRYING VALUE (1)	TOTAL IMPAIRMENT
Assets held for sale	$—	$—	$400	$70
Property, fixtures and equipment	—	12	1,067	862
	$—	$12	$1,467	$932
________________

(1)	Carrying value approximates fair value with all assets measured using third-party market appraisals or purchase contracts (Level 2).

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the dates indicated:

	JULY 1, 2018			DECEMBER 31, 2017
	CARRYING VALUE	FAIR VALUE		CARRYING VALUE	FAIR VALUE
(dollars in thousands)		LEVEL 2	LEVEL 3		LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$487,500	$486,281	$—	$500,000	$502,500	$—
Revolving credit facility	$633,500	$631,916	$—	$600,000	$598,500	$—
Other notes payable	$141	$—	$135	$904	$—	$891

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
Other notes payable	Discounted cash flow approach with inputs that primarily include cost of debt interest rates used to determine fair value.

12.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
Effective income tax rate	(23.7)%	7.7%	(3.6)%	19.7%

The effective income tax rate for the thirteen and twenty-six weeks ended July 1, 2018 decreased by 31.4 and 23.3 percentage points as compared to the thirteen and twenty-six weeks ended June 25, 2017, respectively. The decrease is primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as part of the legislation enacted in December 2017 known as the Tax Cuts and Jobs Act (the “Tax Act”), lower forecasted pre-tax income and excess tax benefits from equity-based compensation arrangements recorded in 2018, partially offset by a domestic manufacturing deduction recorded in 2017.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for the thirteen and twenty-six weeks ended July 1, 2018 was lower than the statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips and excess tax benefits from equity-based compensation arrangements.

The Company has applied guidance under SEC Staff Accounting Bulletin No. 118 which allows for a measurement period up to one year after the December 22, 2017 enactment date of the Tax Act to complete the accounting requirements. As of July 1, 2018, the Company made reasonable estimates of the effects of the Tax Act but has not completed its accounting for all tax effects. A provisional $7.5 million net tax expense was recorded during 2017. With the exception of the retrospective adjustment for the January 2018 adoption of ASU No. 2014-09, no adjustments were made to these provisional amounts during the twenty-six weeks ended July 1, 2018. The Company is continuing to gather information and additional guidance is expected from the U.S. Treasury and state taxing authorities on the application of certain provisions of the Tax Act and will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law. These changes could be material to income tax expense. The Company expects to complete its analysis within the year measurement period.

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

Valuation Allowances - The Company must assess whether its valuation allowance analyses or deferred tax assets are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, global intangible low-taxed income (“GILTI”) inclusions and new categories of foreign tax credits). While the Company did record an additional valuation allowance against foreign tax credit carryforwards, the Company has recorded provisional amounts related to certain portions of the Tax Act and any corresponding determination of the need for a change in a valuation allowance is also provisional.

For tax years beginning after December 31, 2017, the Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. As of July 1, 2018, the Company has not yet determined its accounting policy with regard to GILTI, and does not expect GILTI in 2018.

13.    Commitments and Contingencies

Litigation and Other Matters - The Company had $3.5 million and $4.3 million of liabilities recorded for various legal matters as of July 1, 2018 and December 31, 2017, respectively.

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

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of July 1, 2018, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was approximately $27.2 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of July 1, 2018 was approximately $18.7 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. The Company believes the financial strength and operating history of the lessees’ significantly reduces the risk that it will be required to make payments under these leases. Accordingly, no liability has been recorded.

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

The following table is a summary of Total revenue by segment:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
(dollars in thousands)		(Restated) (1)		(Restated) (1)
Total revenues
U.S.	$922,355	$920,796	$1,921,062	$1,964,469
International	109,459	115,662	227,217	226,700
Total revenues	$1,031,814	$1,036,458	$2,148,279	$2,191,169
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a reconciliation of Segment income (loss) from operations to Income before (benefit) provision for income taxes:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
(dollars in thousands)		(Restated) (1)		(Restated) (1)
Segment income (loss) from operations
U.S.	$76,913	$74,207	$186,047	$183,024
International	(2,049)	9,728	6,276	18,363
Total segment income from operations	74,864	83,935	192,323	201,387
Unallocated corporate operating expense	(41,940)	(42,593)	(81,028)	(83,211)
Total income from operations	32,924	41,342	111,295	118,176
Loss on extinguishment and modification of debt	—	(260)	—	(260)
Other (expense) income, net	(6)	7,281	(5)	7,230
Interest expense, net	(11,319)	(9,543)	(21,629)	(18,684)
Income before (benefit) provision for income taxes	$21,599	$38,820	$89,661	$106,462
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

The following table is a summary of Depreciation and amortization expense by segment:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
Depreciation and amortization
U.S.	$39,993	$37,406	$79,267	$74,006
International	6,714	7,014	13,446	13,514
Corporate	4,075	3,643	8,189	7,133
Total depreciation and amortization	$50,782	$48,063	$100,902	$94,653

Geographic Areas — International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding goodwill, intangible assets and deferred tax assets, by major geographic area:

(dollars in thousands)	JULY 1, 2018	DECEMBER 31, 2017
U.S.	$1,129,623	$1,164,322
International
Brazil	115,887	126,341
Other	18,290	18,012
Total assets	$1,263,800	$1,308,675

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of July 1, 2018, we owned and operated 1,197 restaurants and franchised 293 restaurants across 48 states, Puerto Rico, Guam and 19 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Executive Summary

Our financial results for the thirteen weeks ended July 1, 2018 (“second quarter of 2018”) include the following:

•
A decrease in Total revenues of 0.4% to $1.0 billion in the second quarter of 2018, as compared to the second quarter of 2017, primarily due to domestic refranchising and foreign currency translation, partially offset by the net impact of restaurant openings and closures and increases from higher U.S. comparable restaurant sales.

•
Income from operations of $32.9 million in the second quarter of 2018, as compared to $41.3 million in the second quarter of 2017, decreased primarily due to impairment expense primarily associated with international restructuring, higher labor and commodity costs and lower sales in Brazil. These decreases were partially offset by increases in average check, certain cost saving initiatives and lower advertising expense.

International Restructuring - During the thirteen and twenty-six weeks ended July 1, 2018, we recognized asset impairment and closure charges of $6.9 million and $9.2 million, respectively, related to the restructuring of certain international markets, including China.

Impact of Political Unrest in Brazil

Recently, there has been a growing level of unrest in Brazil ahead of the upcoming presidential election, including a truckers strike during the second quarter of 2018 that resulted in lost operating days for many businesses, including our restaurants. We believe consumer confidence will resume the upward trend it has been on for the last few years following the October presidential election as we move into 2019.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

Number of restaurants (at end of the period):	JULY 1, 2018	JUNE 25, 2017
U.S.
Outback Steakhouse
Company-owned	583	584
Franchised	154	158
Total	737	742
Carrabba’s Italian Grill
Company-owned	224	227
Franchised	3	3
Total	227	230
Bonefish Grill
Company-owned	192	196
Franchised	7	7
Total	199	203
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	70	67
Express
Company-owned	5	—
U.S. Total	1,238	1,242
International
Company-owned
Outback Steakhouse - Brazil (1)	92	85
Other	31	33
Franchised
Outback Steakhouse - South Korea	74	74
Other	55	54
International Total	252	246
System-wide total	1,490	1,488
____________________

(1)	The restaurant counts for Brazil are reported as of May 31, 2018 and 2017, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
Revenues
Restaurant sales	98.4%	98.5%	98.4%	98.8%
Franchise and other revenues	1.6	1.5	1.6	1.2
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	31.8	31.6	31.9	31.8
Labor and other related (1)	29.7	29.2	29.0	28.7
Other restaurant operating (1)	23.5	24.3	23.3	23.1
Depreciation and amortization	4.9	4.6	4.7	4.3
General and administrative	7.4	7.4	6.7	6.8
Provision for impaired assets and restaurant closings	0.9	0.1	0.5	0.9
Total costs and expenses	96.8	96.0	94.8	94.6
Income from operations	3.2	4.0	5.2	5.4
Loss on extinguishment and modification of debt	—	(*)	—	(*)
Other (expense) income, net	(*)	0.7	(*)	0.3
Interest expense, net	(1.1)	(0.9)	(1.0)	(0.8)
Income before (benefit) provision for income taxes	2.1	3.8	4.2	4.9
(Benefit) provision for income taxes	(0.5)	0.3	(0.1)	1.0
Net income	2.6	3.5	4.3	3.9
Less: net income attributable to noncontrolling interests	*	0.1	*	0.1
Net income attributable to Bloomin’ Brands	2.6%	3.4%	4.3%	3.8%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the thirteen and twenty-six weeks ended July 1, 2018:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 25, 2017 (1)	$1,021.2	$2,165.0
Change from:
Divestiture of restaurants through refranchising transactions	(14.9)	(64.4)
Effect of foreign currency translation	(8.3)	(9.0)
Restaurant closings	(7.5)	(23.2)
Restaurant openings (2)	17.0	30.7
Comparable restaurant sales (2)	7.9	15.4
For the periods ended July 1, 2018	$1,015.4	$2,114.5
____________________

(1)
Restaurant sales have been restated for the thirteen and twenty-six weeks ended June 25, 2017. See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

(2)	The twenty-six weeks ended July 1, 2018 includes an approximate $19.0 million negative impact on Restaurant sales from a one-week shift in the fiscal calendar.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The decrease in Restaurant sales in the thirteen weeks ended July 1, 2018 was primarily attributable to: (i) domestic refranchising, (ii) the effect of foreign currency translation primarily due to the depreciation of the Brazil Real and (iii) the closing of 21 restaurants since March 26, 2017. The decrease in restaurant sales was partially offset by the opening of 40 new restaurants not included in our comparable restaurant sales base and higher U.S. comparable restaurant sales.

The decrease in Restaurant sales in the twenty-six weeks ended July 1, 2018 was primarily attributable to: (i) domestic refranchising, (ii) the closing of 58 restaurants since December 25, 2016, (iii) the one-week shift in the fiscal calendar and (iv) the effect of foreign currency translation primarily due to the depreciation of the Brazil Real. The decrease in restaurant sales was partially offset by the opening of 47 new restaurants not included in our comparable restaurant sales base and higher U.S. comparable restaurant sales.

The twenty-six weeks ended June 25, 2017 included several high-volume days between December 26th and December 31st and the twenty-six weeks ended July 1, 2018 excluded these high-volume days. This shift had an approximate $19.0 million negative impact on Restaurant sales in 2018.

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
		(Restated) (1)		(Restated) (1)
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$68,290	$65,766	$71,366	$69,007
Carrabba’s Italian Grill	$56,131	$56,959	$57,809	$58,271
Bonefish Grill	$59,642	$59,161	$60,923	$61,070
Fleming’s Prime Steakhouse & Wine Bar	$80,563	$80,470	$85,344	$84,548
International
Outback Steakhouse - Brazil (2)	$74,225	$86,653	$79,324	$85,925
Operating weeks:
U.S.
Outback Steakhouse	7,586	7,821	15,180	16,193
Carrabba’s Italian Grill	2,912	2,956	5,836	6,024
Bonefish Grill	2,499	2,548	5,021	5,148
Fleming’s Prime Steakhouse & Wine Bar	910	871	1,808	1,749
International
Outback Steakhouse - Brazil	1,183	1,106	2,306	2,173
____________________

(1)
Activity has been restated for the retrospective adoption of ASU No. 2014-09. See Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements for details regarding the impact of implementing ASU No. 2014-09.

(2)
Translated at an average exchange rate of 3.43 and 3.16 for the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively, and 3.34 and 3.19 for the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases
Following is a summary of comparable restaurant sales, traffic and average check per person increases:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018 (1)	JUNE 25, 2017	JULY 1, 2018 (1)(2)	JUNE 25, 2017
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more) (3):
U.S.
Outback Steakhouse	4.0%	0.3%	4.2%	0.9%
Carrabba’s Italian Grill	(0.6)%	0.4%	0.3%	(1.8)%
Bonefish Grill	1.5%	(2.6)%	0.7%	(1.6)%
Fleming’s Prime Steakhouse & Wine Bar	0.3%	(1.3)%	1.6%	(2.1)%
Combined U.S.	2.4%	(0.3)%	2.7%	(0.3)%
International
Outback Steakhouse - Brazil (4)	(6.1)%	12.6%	(2.6)%	8.2%

Traffic:
U.S.
Outback Steakhouse	0.6%	(0.8)%	1.5%	(1.5)%
Carrabba’s Italian Grill	(5.8)%	(2.0)%	(5.7)%	(4.7)%
Bonefish Grill	(1.2)%	(3.1)%	(1.9)%	(2.6)%
Fleming’s Prime Steakhouse & Wine Bar	(7.7)%	(5.5)%	(4.9)%	(6.5)%
Combined U.S.	(1.2)%	(1.5)%	(0.6)%	(2.5)%
International
Outback Steakhouse - Brazil	(7.7)%	3.2%	(4.7)%	0.7%

Average check per person increases (5):
U.S.
Outback Steakhouse	3.4%	1.1%	2.7%	2.4%
Carrabba’s Italian Grill	5.2%	2.4%	6.0%	2.9%
Bonefish Grill	2.7%	0.5%	2.6%	1.0%
Fleming’s Prime Steakhouse & Wine Bar	8.0%	4.2%	6.5%	4.4%
Combined U.S.	3.6%	1.2%	3.3%	2.2%
International
Outback Steakhouse - Brazil	1.9%	8.2%	2.4%	7.3%
____________________

(1)
For Q2 2018, comparable restaurant sales and traffic compare the thirteen weeks from April 2, 2018 through July 1, 2018 to the thirteen weeks from April 3, 2017 through July 2, 2017, and for the twenty-six weeks from January 1, 2018 through July 1, 2018 to the twenty-six weeks from January 2, 2017 through July 2, 2017.

(2)	Comparative restaurant sales and average check per person for the twenty-six weeks ended July 1, 2018 have been revised from those previously disclosed in our earnings release issued on July 30, 2018.

(3)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(4)	Includes trading day impact from calendar period reporting.

(5)	Average check per person includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Franchise and other revenues

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
(dollars in millions)		(Restated) (1)		(Restated) (1)
Franchise revenues (2)	$13.1	$11.6	$27.4	$20.7
Other revenues	3.2	3.7	6.4	5.5
Franchise and other revenues	$16.3	$15.3	$33.8	$26.2
____________________

(1)	See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

(2)	Represents franchise royalties and initial franchise fees.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JULY 1, 2018	JUNE 25, 2017	Change	JULY 1, 2018	JUNE 25, 2017	Change
Cost of sales	$322.8	$323.1		$674.9	$687.9
% of Restaurant sales	31.8%	31.6%	0.2%	31.9%	31.8%	0.1%

Cost of sales increased as a percentage of Restaurant sales in the thirteen weeks ended July 1, 2018 as compared to the thirteen weeks ended June 25, 2017 primarily due to 1.0% for commodity cost inflation. The increase was partially offset primarily by decreases as a percentage of Restaurant sales of 0.6% for changes in average check per person and 0.2% from the impact of certain cost saving initiatives.

Cost of sales increased as a percentage of Restaurant sales in the twenty-six weeks ended July 1, 2018 as compared to the twenty-six weeks ended June 25, 2017 primarily due to 0.9% for commodity cost inflation. The increase was offset primarily by decreases as a percentage of Restaurant sales of 0.7% for changes in average check per person and 0.2% from the impact of certain cost saving initiatives.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JULY 1, 2018	JUNE 25, 2017	Change	JULY 1, 2018	JUNE 25, 2017	Change
Labor and other related	$301.9	$297.9		$613.0	$622.3
% of Restaurant sales	29.7%	29.2%	0.5%	29.0%	28.7%	0.3%

Labor and other related expenses increased as a percentage of Restaurant sales in the thirteen weeks ended July 1, 2018 as compared to the thirteen weeks ended June 25, 2017 primarily due to 0.8% from higher labor costs from wage rate increases and 0.3% from favorable resolution of certain legal contingencies in 2017. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.3% from increases in average check per person and 0.3% from the impact of certain cost saving initiatives.

Labor and other related expenses increased as a percentage of Restaurant sales in the twenty-six weeks ended July 1, 2018 as compared to the twenty-six weeks ended June 25, 2017 primarily due to 0.9% from higher labor costs from wage rate increases. The increase was partially offset by decreases as a percentage of Restaurant sales of 0.4% from increases in average check per person and 0.3% from the impact of certain cost saving initiatives.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017		JULY 1, 2018	JUNE 25, 2017
(dollars in millions)		(Restated) (1)	Change		(Restated) (1)	Change
Other restaurant operating	$238.4	$248.4		$491.7	$499.5
% of Restaurant sales	23.5%	24.3%	(0.8)%	23.3%	23.1%	0.2%
____________________

(1)	See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

Other restaurant operating expenses decreased as a percentage of Restaurant sales in the thirteen weeks ended July 1, 2018 as compared to the thirteen weeks ended June 25, 2017 primarily due to: (i) 0.5% from decreases in advertising expense, (ii) 0.3% from the impact of certain cost saving initiatives and (iii) 0.2% from increases in average check per person. These decreases were partially offset by increases as a percentage of Restaurant sales of 0.2% from operating expense inflation.

Other restaurant operating expenses increased as a percentage of Restaurant sales in the twenty-six weeks ended July 1, 2018 as compared to the twenty-six weeks ended June 25, 2017 primarily due to 0.3% from operating expense inflation and 0.3% from the impact of the write-off of deferred rent liabilities in 2017. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.3% from the impact of certain cost saving initiatives and 0.2% from decreases in advertising expense.

Depreciation and amortization

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JULY 1, 2018	JUNE 25, 2017	Change	JULY 1, 2018	JUNE 25, 2017	Change
Depreciation and amortization	$50.8	$48.1	$2.7	$100.9	$94.7	$6.2

Depreciation and amortization expense increased in the thirteen and twenty-six weeks ended July 1, 2018 as compared to the thirteen and twenty-six weeks ended June 25, 2017 primarily due to additional depreciation expense related to restaurant openings and renovations, and technology projects, partially offset by the impact of domestic refranchising.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in general and administrative expense for the thirteen and twenty-six weeks ended July 1, 2018:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 25, 2017	$77.1	$149.0
Change from:
Incentive compensation	(2.1)	(1.9)
Compensation, benefits and payroll tax	(1.7)	(2.1)
Computer expense	1.0	2.1
Severance	0.8	(0.6)
Other	1.0	(1.7)
For the periods ended July 1, 2018	$76.1	$144.8

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JULY 1, 2018	JUNE 25, 2017	Change	JULY 1, 2018	JUNE 25, 2017	Change
Provision for impaired assets and restaurant closings	$8.9	$0.6	$8.3	$11.6	$19.7	$(8.1)

During the thirteen and twenty-six weeks ended July 1, 2018, we recognized asset impairment and closure charges of $6.9 million and $9.2 million, respectively, related to the restructuring of certain international markets, including China.

In connection with the Closure Initiatives, we recognized pre-tax impairment and restaurant and closure charges of $18.0 million during the twenty-six weeks ended June 25, 2017. We expect to incur additional charges of approximately $3.2 million to $4.0 million for the Closure Initiatives through Q3 2019, including costs associated with lease obligations.

The remaining restaurant impairment and closing charges resulted primarily from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to locations identified for remodel, relocation or closure.

See Note 3 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for further information.

Income from operations

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017		JULY 1, 2018	JUNE 25, 2017
(dollars in millions)		(Restated) (1)	Change		(Restated) (1)	Change
Income from operations	$32.9	$41.3	$(8.4)	$111.3	$118.2	$(6.9)
% of Total revenues	3.2%	4.0%	(0.8)%	5.2%	5.4%	(0.2)%
____________________

(1)	See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

The decrease in income from operations generated in the thirteen weeks ended July 1, 2018 as compared to the thirteen weeks ended June 25, 2017 was primarily due to: (i) higher impairment charges and restaurant closing costs, primarily associated with international restructuring, (ii) higher labor costs from wage inflation, (iii) higher commodity costs and (iv) lower sales in Brazil. These decreases were partially offset by increases primarily due to: (i) increases in average check per person, (ii) the impact of certain cost saving initiatives and (iii) decreases in advertising expense.

The decrease in income from operations generated in the twenty-six weeks ended July 1, 2018 as compared to the twenty-six weeks ended June 25, 2017 was primarily due to: (i) higher labor costs from wage inflation, (ii) higher commodity costs and (iii) operating expense inflation. These decreases were partially offset by increases primarily due to: (i) increases in average check per person, (ii) the impact of certain cost saving initiatives, (iii) lower impairment charges and restaurant closing costs, primarily related to the Closure Initiatives in 2017 and (iv) increases in franchise and other revenues.

Other (expense) income, net

Other (expense) income, net, includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations. During the thirteen and twenty-six weeks ended June 25, 2017 we recorded aggregate net gain of $7.4 million within Other (expense) income, net in connection with the sale of 54 of our U.S. Company-owned locations to two of our existing franchisees.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest expense, net

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JULY 1, 2018	JUNE 25, 2017	Change	JULY 1, 2018	JUNE 25, 2017	Change
Interest expense, net	$11.3	$9.5	$1.8	$21.6	$18.7	$2.9

The change in Interest expense, net primarily includes increases related to: (i) additional draws on our revolving credit facility, (ii) our May 2017 incremental term loan borrowing and (iii) higher interest rates. These increases were partially offset by: (i) lower interest from our derivative instruments and (ii) repayment of our PRP mortgage loan.

(Benefit) provision for income taxes

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017	Change	JULY 1, 2018	JUNE 25, 2017	Change
Effective income tax rate	(23.7)%	7.7%	(31.4)%	(3.6)%	19.7%	(23.3)%

The effective income tax rate for the thirteen and twenty-six weeks ended July 1, 2018 decreased primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as part of the Tax Act, lower forecasted pre-tax income and excess tax benefits from equity-based compensation arrangements recorded in 2018, partially offset by a domestic manufacturing deduction recorded in 2017.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Following is a reconciliation of segment income (loss) from operations to the consolidated operating results:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
(dollars in thousands)		(Restated) (1)		(Restated) (1)
Segment income (loss) from operations
U.S.	$76,913	$74,207	$186,047	$183,024
International	(2,049)	9,728	6,276	18,363
Total segment income from operations	74,864	83,935	192,323	201,387
Unallocated corporate operating expense	(41,940)	(42,593)	(81,028)	(83,211)
Total income from operations	32,924	41,342	111,295	118,176
Loss on extinguishment and modification of debt	—	(260)	—	(260)
Other (expense) income, net	(6)	7,281	(5)	7,230
Interest expense, net	(11,319)	(9,543)	(21,629)	(18,684)
Income before (benefit) provision for income taxes	$21,599	$38,820	$89,661	$106,462
____________________

(1)	See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

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

U.S. Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
(dollars in thousands)		(Restated) (1)		(Restated) (1)
Revenues
Restaurant sales	$908,937	$908,264	$1,893,281	$1,943,819
Franchise and other revenues	13,418	12,532	27,781	20,650
Total revenues	$922,355	$920,796	$1,921,062	$1,964,469
Restaurant-level operating margin	14.5%	13.8%	15.4%	15.8%
Income from operations	$76,913	$74,207	$186,047	$183,024
Operating income margin	8.3%	8.1%	9.7%	9.3%
____________________

(1)	See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the thirteen and twenty-six weeks ended July 1, 2018:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 25, 2017 (1)	$908.3	$1,943.8
Change from:
Comparable restaurant sales (2)	14.3	21.1
Restaurant openings (2)	6.3	11.9
Divestiture of restaurants through refranchising transactions	(14.9)	(64.4)
Restaurant closings	(5.1)	(19.1)
For the periods ended July 1, 2018	$908.9	$1,893.3
____________________

(1)
Restaurant sales have been restated for the thirteen and twenty-six weeks ended June 25, 2017. See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

(2)	The twenty-six weeks ended July 1, 2018 includes an approximate $19.0 million negative impact on Restaurant sales from a one-week shift in the fiscal calendar.

The increase in U.S. Restaurant sales in the thirteen weeks ended July 1, 2018 was primarily attributable to higher comparable restaurant sales and the opening of 15 new restaurants not included in our comparable restaurant sales base. These increases in restaurant sales were partially offset by the refranchising of certain Company-owned restaurants and the closing of nine restaurants since March 26, 2017.

The decrease in U.S. Restaurant sales in the twenty-six weeks ended July 1, 2018 was primarily attributable to the refranchising of certain Company-owned restaurants, the closing of 46 restaurants since December 25, 2016 and the one-week shift in the fiscal calendar. The decrease in restaurant sales was partially offset by higher comparable restaurant sales and the opening of 15 new restaurants not included in our comparable restaurant sales base.

Income from operations

The increase in U.S. income from operations generated in the thirteen weeks ended July 1, 2018 as compared to the thirteen weeks ended June 25, 2017, was primarily due to: (i) increases in average check per person, (ii) the impact of certain cost saving initiatives and (iii) decreases in advertising expense. These increases were partially offset by decreases primarily due to higher labor costs from wage inflation and higher commodity costs.

The increase in U.S. income from operations generated in the twenty-six weeks ended July 1, 2018 as compared to the twenty-six weeks ended June 25, 2017, was primarily due to: (i) increases in average check per person, (ii) lower impairment charges and restaurant closing costs, primarily related to the Closure Initiatives in 2017, (iii) the impact of certain cost saving initiatives and (iv) increases in franchise and other revenues. These increases were partially offset by decreases primarily due to: (i) higher labor costs from wage inflation, (ii) higher commodity costs and (iii) operating expense inflation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

International Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
(dollars in thousands)		(Restated) (1)		(Restated) (1)
Revenues
Restaurant sales	$106,547	$112,920	$221,206	$221,196
Franchise and other revenues	2,912	2,742	6,011	5,504
Total revenues	$109,459	$115,662	$227,217	$226,700
Restaurant-level operating margin	17.7%	21.1%	18.6%	20.7%
(Loss) income from operations	$(2,049)	$9,728	$6,276	$18,363
Operating (loss) income margin	(1.9)%	8.4%	2.8%	8.1%
____________________

(1)	See Note 1 of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

Restaurant sales

Following is a summary of the change in International segment Restaurant sales for the thirteen and twenty-six weeks ended July 1, 2018:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 25, 2017	$112.9	$221.2
Change from:
Effect of foreign currency translation	(8.3)	(9.0)
Comparable restaurant sales	(6.4)	(5.7)
Restaurant closings	(2.4)	(4.1)
Restaurant openings	10.7	18.8
For the periods ended July 1, 2018	$106.5	$221.2

The decrease in Restaurant sales in the thirteen weeks ended July 1, 2018 was primarily attributable to: (i) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar, (ii) lower comparable restaurant sales and (iii) the closing of 12 restaurants since March 26, 2017, partially offset by the opening of 25 new restaurants not included in our comparable restaurant sales base.

The slight increase in Restaurant sales in the twenty-six weeks ended July 1, 2018 was primarily attributable to the opening of 32 new restaurants not included in our comparable restaurant sales base partially offset by: (i) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar, (ii) lower comparable restaurant sales and (iii) the closing of 12 restaurants since December 25, 2016.

Income from operations

The decrease in International income from operations in the thirteen weeks ended July 1, 2018 as compared to the thirteen weeks ended June 25, 2017 was primarily due to: (i) certain impairment charges and restaurant closing costs, (ii) lower sales in Brazil, (iii) labor, operating expense and commodity inflation, (iv) favorable resolution of certain legal contingencies in 2017 and (v) changes in product mix. These decreases were partially offset by increases in average check per person.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The decrease in International income from operations in the twenty-six weeks ended July 1, 2018 as compared to the twenty-six weeks ended June 25, 2017 was primarily due to: (i) certain impairment charges and restaurant closing costs, (ii) labor, operating expense and commodity inflation, (iii) changes in product mix and (iv) increases in advertising expense. These decreases were partially offset by increases in average check per person.

Non-GAAP Financial Measures

System-Wide Sales - System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. Management uses this information to make decisions about future plans for the development of additional restaurants and new concepts, as well as evaluation of current operations. System-wide sales comprise sales of Company-owned and franchised restaurants. For a summary of sales of Company-owned restaurants, refer to Note 2 - Revenue Recognition of the Notes to Consolidated Financial Statements.

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

FRANCHISE SALES (1)	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
U.S.
Outback Steakhouse (2)	$129	$114	$269	$204
Carrabba's Italian Grill (2)	2	2	5	4
Bonefish Grill	4	4	8	8
U.S. Total	$135	$120	$282	$216
International
Outback Steakhouse-South Korea	$49	$40	$102	$84
Other	27	28	55	57
International Total	$76	$68	$157	$141
Total franchise sales (1)	$211	$188	$439	$357
Income from franchise sales (3)	$13	$12	$27	$21
_____________________

(1)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

(2)	In Q2 2017, we sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant, which are now operated as franchises.

(3)	Represents franchise royalties and initial franchise fees included in the Consolidated Statements of Operations and Comprehensive (Loss) Income in Franchise and other revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted restaurant-level operating margin

The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	JULY 1, 2018		JUNE 25, 2017
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.8%	31.8%	31.6%	31.6%
Labor and other related	29.7%	29.7%	29.2%	29.2%
Other restaurant operating	23.5%	23.6%	24.3%	24.3%

Restaurant-level operating margin	15.0%	14.9%	14.9%	14.8%

	TWENTY-SIX WEEKS ENDED
	JULY 1, 2018		JUNE 25, 2017
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.9%	31.9%	31.8%	31.8%
Labor and other related	29.0%	29.0%	28.7%	28.7%
Other restaurant operating	23.3%	23.4%	23.1%	23.3%

Restaurant-level operating margin	15.8%	15.7%	16.4%	16.2%
_________________

(1)
Includes adjustments recorded in Other restaurant operating for the following activities, as described in the Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share table below:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
Restaurant and asset impairments and closing costs	$1.4	$(0.2)	$2.2	$4.8
Restaurant relocations and related costs	$0.2	$0.3	$0.4	$0.5

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JULY 1, 2018	JUNE 25, 2017	JULY 1, 2018	JUNE 25, 2017
Income from operations	$32,924	$41,342	$111,295	$118,176
Operating income margin	3.2%	4.0%	5.2%	5.4%
Adjustments:
Restaurant and asset impairments and closing costs (1)	7,886	702	9,181	16,199
Restaurant relocations and related costs (2)	1,353	2,251	3,078	4,358
Legal and contingent matters	288	—	758	—
Severance (3)	—	—	965	—
Transaction-related expenses (4)	—	1,240	—	1,447
Total income from operations adjustments	9,527	4,193	13,982	22,004
Adjusted income from operations	$42,451	$45,535	$125,277	$140,180
Adjusted operating income margin	4.1%	4.4%	5.8%	6.4%

Net income attributable to Bloomin’ Brands	$26,721	$35,133	$92,119	$83,758
Adjustments:
Income from operations adjustments	9,527	4,193	13,982	22,004
Gain on disposal of business and other costs (5)	—	(7,284)	—	(7,284)
Loss on extinguishment and modification of debt	—	260	—	260
Total adjustments, before income taxes	9,527	(2,831)	13,982	14,980
Adjustment to (benefit) provision for income taxes (6)	(438)	(4,525)	(2,119)	(8,944)
Net adjustments	9,089	(7,356)	11,863	6,036
Adjusted net income	$35,810	$27,777	$103,982	$89,794

Diluted earnings per share	$0.28	$0.34	$0.97	$0.80
Adjusted diluted earnings per share	$0.38	$0.27	$1.09	$0.86

Diluted weighted average common shares outstanding	94,361	102,421	95,072	104,417
_________________

(1)	Represents asset impairment charges and related costs primarily associated with approved closure and restructuring initiatives, and the restructuring of certain international markets.

(2)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.

(3)	Relates to severance expense incurred primarily as a result of restructuring of certain functions.

(4)
Relates primarily to professional fees related to certain income tax items in which the associated tax benefit is adjusted in Adjustments to provision for income taxes, as described in footnote 6 below.

(5)	Primarily relates to the sale of 54 U.S. Company-owned restaurants to existing franchisees in 2017.

(6)
Represents income tax effect of the adjustments for the periods presented. Adjustments include the impact of excluding $4.6 million of discrete income tax items for the thirteen and twenty-six weeks ended June 25, 2017.

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

Cash and Cash Equivalents - As of July 1, 2018, we had $81.7 million in cash and cash equivalents, of which $25.9 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

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

As of July 1, 2018, we had aggregate E&P from foreign subsidiaries of approximately $122.9 million, which is considered previously taxed income subsequent to the Tax Act. We currently consider the remaining financial statement carrying amounts over the tax basis of our investments in our foreign subsidiaries to be indefinitely reinvested and have not recorded a deferred tax liability. The determination of any unrecorded deferred tax liability on this amount is not practicable due to the uncertainty of how these investments would be recovered.

Closure Initiatives - Total aggregate future undiscounted cash expenditures of $22.3 million to $27.4 million for the Closure Initiatives, primarily related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029.

Capital Expenditures - We estimate that our capital expenditures will total approximately $200.0 million in 2018. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements.

Credit Facilities - As of July 1, 2018, we had $1.1 billion of outstanding borrowings under our Senior Secured Credit Facility. Following is a summary of principal payments and debt issuance from December 31, 2017 to July 1, 2018:

	SENIOR SECURED CREDIT FACILITY		TOTAL CREDIT FACILITIES
	TERM LOAN A	REVOLVING FACILITY
(dollars in thousands)
Balance as of December 31, 2017	$500,000	$600,000	$1,100,000
2018 new debt	—	268,000	268,000
2018 payments	(12,500)	(234,500)	(247,000)
Balance as of July 1, 2018	$487,500	$633,500	$1,121,000

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of the dates indicated:

	INTEREST RATE JULY 1, 2018 (1)	ORIGINAL FACILITY	PRINCIPAL MATURITY DATE	OUTSTANDING
(dollars in thousands)				JULY 1, 2018	DECEMBER 31, 2017
Term loan A	3.78%	$500,000	November 2022	$487,500	$500,000
Revolving credit facility	3.77%	1,000,000	November 2022	633,500	600,000
Total Senior secured credit facility		$1,500,000		$1,121,000	$1,100,000
________________

(1)	Represents the weighted-average interest rate.

Credit Agreement - As of July 1, 2018, we had $343.0 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $23.5 million.

The Credit Agreement contains term loan mandatory prepayment requirements of 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount outstanding required to be prepaid may vary based on our leverage ratio and year end results. Other than the required minimum amortization premiums of $25.0 million, we do not anticipate any other payments will be required through June 30, 2019.
We are currently exploring options to address the May 2019 maturity of our interest rate swap agreements.
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

As of July 1, 2018 and December 31, 2017, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JULY 1, 2018	JUNE 25, 2017
Net cash provided by operating activities	$100,083	$183,137
Net cash used in investing activities	(81,944)	(33,601)
Net cash used in financing activities	(58,303)	(183,250)
Effect of exchange rate changes on cash and cash equivalents	(3,164)	1,002
Net decrease in cash, cash equivalents and restricted cash	$(43,328)	$(32,712)

Operating activities - Net cash provided by operating activities decreased during the twenty-six weeks ended July 1, 2018, as compared to the twenty-six weeks ended June 25, 2017 primarily due to decreases from: (i) the timing of collections of gift card receivables, (ii) an increase in incentive compensation payments, (iii) the timing of payments on accounts payable and other accrual payments and (iv) higher payments for inventory. These decreases were partially offset by lower income tax payments.

Investing activities - Net cash used in investing activities for the twenty-six weeks ended July 1, 2018 consisted of capital expenditures, partially offset by proceeds from the disposal of property, fixtures and equipment and proceeds from sale-leaseback transactions.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net cash used in investing activities for the twenty-six weeks ended June 25, 2017 consisted primarily of capital expenditures, partially offset by proceeds from sale-leaseback transactions and proceeds from refranchising transactions.

Financing activities - Net cash used in financing activities for the twenty-six weeks ended July 1, 2018 was primarily attributable to the following: (i) the repurchase of common stock, (ii) payment of cash dividends on our common stock, (iii) the repayment of long-term debt and (iv) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by proceeds from the exercise of stock options and drawdowns on our revolving credit facility, net of repayments.

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

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit):

(dollars in thousands)	JULY 1, 2018	DECEMBER 31, 2017
Current assets	$248,064	$360,209
Current liabilities	631,170	813,392
Working capital (deficit)	$(383,106)	$(453,183)

Working capital (deficit) includes Unearned revenue primarily from unredeemed gift cards of $221.9 million and $330.8 million as of July 1, 2018 and December 31, 2017, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $84.5 million and $96.3 million as of July 1, 2018 and December 31, 2017, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation was $33.8 million as of July 1, 2018.

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

DIVIDENDS AND SHARE REPURCHASES

Dividends - In July 2018, the Board declared a quarterly cash dividend of $0.09 per share, payable on August 22, 2018. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that the Board considers relevant.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Share Repurchases - On February 16, 2018, our Board canceled the remaining $55.0 million of authorization under the 2017 Share Repurchase Program and approved a new $150.0 million authorization. The 2018 Share Repurchase Program will expire on August 16, 2019. As of July 1, 2018, we had $69.0 million remaining available for repurchase under the 2018 Share Repurchase Program, as of the date of this filing.

Following is a summary of our dividends and share repurchases from December 29, 2014 through July 1, 2018:

		SHARE REPURCHASES
(dollars in thousands)	DIVIDENDS PAID	REPURCHASE PROGRAMS	SETTLEMENT OF TAXES RELATED TO EQUITY AWARDS	TOTAL
Fiscal year 2015	$29,332	$169,999	$770	$200,101
Fiscal year 2016	31,379	309,887	447	341,713
Fiscal year 2017	30,988	272,736	180	303,904
First fiscal quarter 2018	8,371	50,996	—	59,367
Second fiscal quarter 2018	8,363	30,004	—	38,367
Total	$108,433	$833,622	$1,397	$943,452

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards, see Note 1 - Description of the Business and Basis of Presentation of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, changes in foreign currency exchange rates and changes in commodity prices. We believe that there have been no material changes in our market risk since December 31, 2017, except as set forth below. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information regarding market risk.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposure to foreign currency exchange risk is primarily related to fluctuations in the Brazil Real relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than Brazil. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. For the twenty-six weeks ended July 1, 2018, a 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our total revenues for our consolidated foreign entities by $24.6 million and have a nominal impact on net income. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of July 1, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended July 1, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the second quarter of 2018 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended July 1, 2018:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
April 2, 2018 through April 29, 2018	164,040	$24.41	164,040	$95,000,035
April 30, 2018 through May 27, 2018	1,122,950	$23.15	1,122,950	$69,000,043
May 28, 2018 through July 1, 2018	—	$—	—	$69,000,043
Total	1,286,990		1,286,990
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

Date:	August 2, 2018	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]