Form 10-Q
period 2018-09-30
Bloomin' Brands, Inc.
filed 2018-11-02
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2018, 91,901,387 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2018
(Unaudited)

	PART I — FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Financial Statements:

	Consolidated Balance Sheets — September 30, 2018 and December 31, 2017	3

	Consolidated Statements of Operations and Comprehensive (Loss) Income — For the Thirteen and Thirty-Nine Weeks Ended September 30, 2018 and September 24, 2017	4

	Consolidated Statements of Changes in Stockholders’ Equity — For the Thirty-Nine Weeks Ended September 30, 2018 and September 24, 2017	5

	Condensed Consolidated Statements of Cash Flows — For the Thirty-Nine Weeks Ended September 30, 2018 and September 24, 2017	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.	Exhibits	54

	Signature	55

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$78,615	$128,263
Current portion of restricted cash and cash equivalents	—	1,280
Inventories	48,515	51,264
Other current assets, net	101,324	179,402
Total current assets	228,454	360,209
Property, fixtures and equipment, net	1,129,347	1,173,414
Goodwill	291,822	310,234
Intangible assets, net	505,855	522,290
Deferred income tax assets, net	76,236	60,486
Other assets, net	119,080	135,261
Total assets	$2,350,794	$2,561,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$163,738	$185,461
Accrued and other current liabilities	227,867	270,840
Unearned revenue	202,277	330,756
Current portion of long-term debt	26,767	26,335
Total current liabilities	620,649	813,392
Deferred rent	165,702	160,047
Deferred income tax liabilities	13,845	16,926
Long-term debt, net	1,124,024	1,091,769
Long-term portion of deferred gain on sale-leaseback transactions, net	180,302	188,086
Other long-term liabilities, net	186,130	210,443
Total liabilities	2,290,652	2,480,663
Commitments and contingencies (Note 15)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 91,853,854 and 91,912,546 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	919	919
Additional paid-in capital	1,108,636	1,081,813
Accumulated deficit	(915,925)	(913,191)
Accumulated other comprehensive loss	(143,276)	(99,199)
Total Bloomin’ Brands stockholders’ equity	50,354	70,342
Noncontrolling interests	9,788	10,889
Total stockholders’ equity	60,142	81,231
Total liabilities and stockholders’ equity	$2,350,794	$2,561,894

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Revenues
Restaurant sales	$949,400	$940,012	$3,063,887	$3,105,027
Franchise and other revenues	15,621	15,575	49,413	41,729
Total revenues	965,021	955,587	3,113,300	3,146,756
Costs and expenses
Cost of sales	307,493	296,632	982,415	984,510
Labor and other related	289,023	285,325	902,006	907,580
Other restaurant operating	233,744	235,944	725,468	735,480
Depreciation and amortization	50,571	47,826	151,473	142,479
General and administrative	67,691	66,063	212,516	215,059
Provision for impaired assets and restaurant closings	3,962	18,578	15,590	38,253
Total costs and expenses	952,484	950,368	2,989,468	3,023,361
Income from operations	12,537	5,219	123,832	123,395
Loss on extinguishment and modification of debt	—	—	—	(260)
Other (expense) income, net	(1)	7,531	(6)	14,761
Interest expense, net	(11,600)	(10,705)	(33,229)	(29,389)
Income before (benefit) provision for income taxes	936	2,045	90,597	108,507
(Benefit) provision for income taxes	(3,317)	(3,248)	(6,516)	17,744
Net income	4,253	5,293	97,113	90,763
Less: net income (loss) attributable to noncontrolling interests	181	(290)	922	1,422
Net income attributable to Bloomin’ Brands	$4,072	$5,583	$96,191	$89,341

Net income	$4,253	$5,293	$97,113	$90,763
Other comprehensive (loss) income:
Foreign currency translation adjustment	(16,349)	6,399	(45,044)	17,770
Unrealized gain (loss) on derivatives, net of tax	37	370	1,221	(139)
Reclassification of adjustment for (gain) loss on derivatives included in Net income, net of tax	(51)	492	328	1,919
Comprehensive (loss) income	(12,110)	12,554	53,618	110,313
Less: comprehensive income (loss) attributable to noncontrolling interests	423	(306)	1,504	1,376
Comprehensive (loss) income attributable to Bloomin’ Brands	$(12,533)	$12,860	$52,114	$108,937

Earnings per share:
Basic	$0.04	$0.06	$1.04	$0.91
Diluted	$0.04	$0.06	$1.02	$0.88
Weighted average common shares outstanding:
Basic	92,202	92,485	92,197	98,137
Diluted	93,324	95,655	94,489	101,497

Cash dividends declared per common share	$0.09	$0.08	$0.27	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2017	91,913	$919	$1,081,813	$(913,191)	$(99,199)	$10,889	$81,231
Net income	—	—	—	96,191	—	1,251	97,442
Other comprehensive (loss) income, net of tax	—	—	—	—	(44,077)	582	(43,495)
Cash dividends declared, $0.27 per common share	—	—	(25,078)	—	—	—	(25,078)
Repurchase and retirement of common stock	(4,371)	(43)	—	(98,925)	—	—	(98,968)
Stock-based compensation	—	—	16,478	—	—	—	16,478
Common stock issued under stock plans (1)	4,312	43	35,752	—	—	—	35,795
Change in the redemption value of redeemable interests	—	—	(329)	—	—	—	(329)
Distributions to noncontrolling interests	—	—	—	—	—	(4,505)	(4,505)
Contributions from noncontrolling interests	—	—	—	—	—	1,571	1,571
Balance, September 30, 2018	91,854	$919	$1,108,636	$(915,925)	$(143,276)	$9,788	$60,142

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM-ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 25, 2016	103,922	$1,039	$1,079,583	$(756,070)	$(111,143)	$12,654	$226,063
Net income	—	—	—	89,341	—	1,594	90,935
Other comprehensive income (loss), net of tax	—	—	—	—	19,596	(76)	19,520
Cash dividends declared, $0.24 per common share	—	—	(23,677)	—	—	—	(23,677)
Repurchase and retirement of common stock	(13,807)	(138)	—	(272,598)	—	—	(272,736)
Stock-based compensation	—		17,969	—	—	—	17,969
Common stock issued under stock plans (1)	1,049	11	4,617	(180)	—	—	4,448
Change in the redemption value of redeemable interests	—	—	(172)	—	—	—	(172)
Purchase of noncontrolling interests, net of tax of $45	—	—	(713)	—	—	(180)	(893)
Distributions to noncontrolling interests	—	—	—	—	—	(4,158)	(4,158)
Contributions from noncontrolling interests	—	—	—	—	—	727	727
Cumulative-effect from a change in accounting principle	—	—	—	14,364	—	—	14,364
Other	—	—	—	—	—	419	419
Balance, September 24, 2017	91,164	$912	$1,077,607	$(925,143)	$(91,547)	$10,980	$72,809
________________

(1)	Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Cash flows provided by operating activities:
Net income	$97,113	$90,763
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	151,473	142,479
Amortization of deferred discounts and issuance costs	1,930	2,240
Amortization of deferred gift card sales commissions	20,151	18,530
Provision for impaired assets and restaurant closings	15,590	38,253
Stock-based and other non-cash compensation expense	19,692	19,775
Deferred income tax (benefit) expense	(1,318)	3,252
Gain on sale of a business or subsidiary	—	(15,787)
Loss on extinguishment and modification of debt	—	260
Recognition of deferred gain on sale-leaseback transactions	(9,237)	(8,836)
Other, net	2,177	4,690
Change in assets and liabilities	(142,375)	(72,604)
Net cash provided by operating activities	155,196	223,015
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	10,453	19
Proceeds from sale-leaseback transactions, net	11,332	83,866
Proceeds from sale of a business, net of cash divested	—	38,980
Capital expenditures	(146,288)	(183,820)
Other investments, net	200	(1,580)
Net cash used in investing activities	$(124,303)	$(62,535)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net	$1,637	$124,443
Repayments of long-term debt	(20,164)	(64,578)
Proceeds from borrowings on revolving credit facilities, net	378,529	467,500
Repayments of borrowings on revolving credit facilities	(329,700)	(417,000)
Proceeds from failed sale-leaseback transactions, net	—	5,942
Proceeds from share-based compensation, net	35,795	4,628
Distributions to noncontrolling interests	(4,505)	(4,158)
Contributions from noncontrolling interests	1,571	727
Purchase of limited partnership and noncontrolling interests	(1,619)	(5,354)
Repayments of partner deposits and accrued partner obligations	(14,458)	(11,763)
Repurchase of common stock	(98,968)	(272,916)
Cash dividends paid on common stock	(25,078)	(23,677)
Net cash used in financing activities	(76,960)	(196,206)
Effect of exchange rate changes on cash and cash equivalents	(4,861)	1,972
Net decrease in cash, cash equivalents and restricted cash	(50,928)	(33,754)
Cash, cash equivalents and restricted cash as of the beginning of the period	129,543	136,186
Cash, cash equivalents and restricted cash as of the end of the period	$78,615	$102,432
Supplemental disclosures of cash flow information:
Cash paid for interest	$31,376	$27,897
Cash paid for income taxes, net of refunds	9,696	28,134
Supplemental disclosures of non-cash investing and financing activities:
Increase in liabilities from the acquisition of property, fixtures and equipment or capital leases	$5,075	$6,375

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

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers” (“ASU No. 2014-09”) using the full retrospective transition method. ASU No. 2014-09 provides a single source of guidance for revenue arising from contracts with customers. Under ASU No. 2014-09, revenue is recognized in an amount that reflects the consideration an entity expects to receive for the transfer of goods and services. The standard also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. Under the new standard, the Company recognizes gift card breakage proportional to redemptions, which are highest in the Company’s first fiscal quarter. Previously, under the remote method, the majority of breakage revenue was recorded in the Company’s fourth fiscal quarter corresponding with the timing of the original gift card sale. Advertising fees charged to franchisees, which were previously recorded as a reduction to Other restaurant operating expenses, are recognized as Franchise revenue. In addition, initial franchise and renewal fees are recognized over the term of the franchise agreements. In connection with adoption of ASU No. 2014-09, a cumulative effect adjustment of $33.1 million, net of tax, was recorded as a credit to the ending balance of Accumulated deficit as of December 27, 2015.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table includes a restatement of the Company’s Consolidated Statement of Operations for the retrospective adoption of ASU No. 2014-09 during the periods indicated:

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2017			SEPTEMBER 24, 2017
(dollars in thousands, except per share data)	AS REPORTED	2014-09 IMPACT	AS RESTATED	AS REPORTED	2014-09 IMPACT	AS RESTATED
Revenues
Restaurant sales	$937,852	$2,160	$940,012	$3,093,297	$11,730	$3,105,027
Franchise and other revenues	11,047	4,528	15,575	32,407	9,322	41,729
Total revenues	$948,899	$6,688	$955,587	$3,125,704	$21,052	$3,146,756
Costs and expenses
Other restaurant operating	$231,293	$4,651	$235,944	$723,357	$12,123	$735,480
Income from operations	$3,182	$2,037	$5,219	$114,466	$8,929	$123,395
Income before (benefit) provision for income taxes	$8	$2,037	$2,045	$99,578	$8,929	$108,507
(Benefit) provision for income taxes	$(4,038)	$790	$(3,248)	$14,280	$3,464	$17,744
Net income	$4,046	$1,247	$5,293	$85,298	$5,465	$90,763
Net income attributable to Bloomin’ Brands	$4,336	$1,247	$5,583	$83,876	$5,465	$89,341

Basic earnings per share	$0.05	$0.01	$0.06	$0.85	$0.06	$0.91
Diluted earnings per share	$0.05	$0.01	$0.06	$0.83	$0.05	$0.88

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

See Note 2 - Revenue Recognition for required disclosures under ASU No. 2014-09.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Effective July 2, 2018, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU No. 2017-12”), which provides guidance for reporting the economic results of hedging activities and simplifies the disclosures of risk exposures and hedging strategies. Upon adoption, the Company revised its accounting policies and certain disclosures, however there was no impact on its Consolidated Financial Statements. For derivatives that qualify for hedge accounting, any gain or loss on the derivative instrument is recognized in equity as a change to Accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 12 - Derivative Instruments and Hedging Activities for required disclosures under ASU No. 2017-12.

Recently Issued Financial Accounting Standards Not Yet Adopted - In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02: Leases (Topic 842) (“ASU No. 2016-02”). ASU No. 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. In July 2018, the FASB issued ASU No. 2018-11: Leases (Topic 842): Targeted Improvements (“ASU No. 2018-11”), that allows for an additional transition method, which permits use of the effective date of adoption as the date of initial application of ASU No. 2016-02 without restating comparative period financial statements. ASU No. 2016-02 and ASU No. 2018-11 are effective for the Company in 2019 and the Company will adopt ASU No. 2016-02 using the transition method allowable under ASU No. 2018-11. The Company plans to elect a transition package including practical expedients that require application to comparative periods but do not require it to reassess the classification and initial direct costs of expired or existing contracts and leases. In preparation for adoption, the Company is in the process of implementing a new lease accounting system and is assessing the overall impact of adoption on its financial statements and internal control over financial reporting. Adoption of ASU No. 2016-02 is expected to have an impact on the Company’s Consolidated Balance Sheet due to recognition of right-of-use assets and lease liabilities related to real estate and equipment under operating lease agreements. The adoption will result in a credit to the beginning balance of Accumulated Deficit to derecognize deferred gains on sale-leaseback transactions and a corresponding debit for the related deferred tax assets. At September 30, 2018, deferred gains on sale-leaseback transactions and their related deferred tax assets were $192.7 million and $49.6 million, respectively. There will also be an increase to Other restaurant operating expense in future periods since the Company will not recognize these deferred gains through its statements of operations over the corresponding lease term. During the thirty-nine weeks ended September 30, 2018, the Company recorded $9.2 million of sale-leaseback deferred gain amortization. The Company’s evaluation of ASU No. 2016-02 is ongoing and may identify additional impacts on its Consolidated Financial Statements and related disclosures.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
(dollars in thousands)		(Restated) (1)		(Restated) (1)
Revenues
Restaurant sales	$949,400	$940,012	$3,063,887	$3,105,027
Franchise and other revenues:
Franchise revenue	$12,534	$12,400	$39,883	$33,062
Other revenue	3,087	3,175	9,530	8,667
Total Franchise and other revenues	$15,621	$15,575	$49,413	$41,729
Total revenues	$965,021	$955,587	$3,113,300	$3,146,756
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

The following tables include the disaggregation of Restaurant sales and Franchise revenue, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018		SEPTEMBER 30, 2018
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse (1)	$498,390	$9,583	$1,591,588	$30,814
Carrabba’s Italian Grill (1)	148,513	154	485,894	458
Bonefish Grill	135,691	218	441,594	691
Fleming’s Prime Steakhouse & Wine Bar	64,652	—	218,954	—
Other	1,591	—	4,088	—
U.S. Total	$848,837	$9,955	$2,742,118	$31,963
International
Outback Steakhouse-Brazil	$81,193	$—	$264,125	$—
Other	19,370	2,579	57,644	7,920
International Total	$100,563	$2,579	$321,769	$7,920
Total	$949,400	$12,534	$3,063,887	$39,883

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2017		SEPTEMBER 24, 2017
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.	(Restated) (2)	(Restated) (2)	(Restated) (2)	(Restated) (2)
Outback Steakhouse (1)	$478,637	$9,573	$1,609,172	$24,538
Carrabba’s Italian Grill (1)	150,943	157	501,965	402
Bonefish Grill	136,134	190	450,521	707
Fleming’s Prime Steakhouse & Wine Bar	60,208	—	208,083	—
Other	154	—	154	—
U.S. Total	$826,076	$9,920	$2,769,895	$25,647
International
Outback Steakhouse-Brazil	$95,344	$—	$282,035	$—
Other	18,592	2,480	53,097	7,415
International Total	$113,936	$2,480	$335,132	$7,415
Total	$940,012	$12,400	$3,105,027	$33,062
____________________

(1)	In 2017, the Company sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant, which are now operated as franchises.

(2)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

Gift Card Revenue - Proceeds from the sale of gift cards, which do not have expiration dates, are recorded as deferred revenue and recognized as revenue upon redemption by the customer. Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized using estimates based on historical redemption patterns. If actual redemptions vary from the estimated breakage, gift card breakage income may differ from the amount recorded. The Company periodically updates its estimates used for breakage. Gift card sales that are accompanied by a bonus card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale. Revenue is recorded when the bonus card is redeemed at the estimated fair market value of the bonus card. Approximately 86% of the current deferred gift card revenue is expected to be recognized over the next 12 months.

Gift card sales commissions paid to third-party providers are initially capitalized and subsequently amortized to Other restaurant operating expenses based on historical gift card redemption patterns.

Advertising Fees - Advertising fees charged to franchisees are recognized as Franchise revenue in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

Franchise Fees - Initial franchise and renewal fees are recognized over the term of the franchise agreement and renewal period, respectively. The weighted average remaining term of franchise agreements and renewal periods was approximately 15 years as of September 30, 2018.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Other current assets, net
Deferred gift card sales commissions (1)	$7,910	$16,231

Unearned revenue
Deferred gift card revenue (1)	$193,283	$323,628
Deferred loyalty revenue	8,535	6,667
Deferred franchise fees - current (1)	459	461
Total Unearned revenue	$202,277	$330,756

Other long-term liabilities, net
Deferred franchise fees - non-current (1)	$4,761	$4,698
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09 on the Company’s Consolidated Balance Sheet as of December 31, 2017.

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Balance, beginning of period	$9,175	$9,418	$16,231	$15,584
Deferred gift card sales commissions amortization	(4,932)	(4,774)	(20,151)	(18,530)
Deferred gift card sales commissions capitalization	4,029	3,763	13,287	12,553
Other	(362)	(1,060)	(1,457)	(2,260)
Balance, end of period	$7,910	$7,347	$7,910	$7,347

The Company applies the portfolio approach practical expedient to account for gift card contracts and performance obligations. The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Balance, beginning of period	$213,286	$201,805	$323,628	$331,803
Gift card sales	54,477	54,392	189,599	193,638
Gift card redemptions	(71,146)	(74,061)	(304,198)	(329,696)
Gift card breakage (1)	(3,334)	(4,008)	(15,746)	(17,617)
Balance, end of period	$193,283	$178,128	$193,283	$178,128
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09 for the thirteen and thirty-nine weeks ended September 24, 2017.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

3.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Impairment losses
U.S.	$1,330	$12,339	$1,725	$13,272
International	—	1,903	6,597	1,903
Total impairment losses	$1,330	$14,242	$8,322	$15,175
Restaurant closure expenses
U.S.	$2,650	$4,336	$3,672	$23,078
International	(18)	—	3,596	—
Total restaurant closure expenses	$2,632	$4,336	$7,268	$23,078
Provision for impaired assets and restaurant closings	$3,962	$18,578	$15,590	$38,253

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

	INCOME STATEMENT LOCATION	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)		SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Impairment, facility closure and other expenses (1)	Provision for impaired assets and restaurant closings	$2,370	$3,772	$4,002	$21,784
Severance and other expenses	General and administrative	338	—	570	2,948
Reversal of deferred rent liability	Other restaurant operating	(469)	—	(616)	(4,761)
Total		$2,239	$3,772	$3,956	$19,971
________________

(1)
The Company recognized asset impairment and closure charges within the International segment related to the Closure Initiatives of $1.0 million during the thirty-nine weeks ended September 30, 2018 and $1.9 million during the thirteen and thirty-nine weeks ended September 24, 2017. All other asset impairment and closure charges for the periods presented were recognized within the U.S. segment.

International Restructuring - During the thirty-nine weeks ended September 30, 2018, the Company recognized asset impairment and closure charges of $9.1 million related to the restructuring of certain international markets, including China.

Surplus Properties - During the thirteen and thirty-nine weeks ended September 24, 2017, the Company recognized impairment charges of $9.5 million within the U.S. segment in connection with the remeasurement of certain surplus properties currently leased to the owners of its former restaurant concepts.

The remaining restaurant impairment and closing charges resulted primarily from locations identified for remodel, relocation or closure.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Projected Future Expenses and Cash Expenditures - The Company expects to incur additional charges for the Closure Initiatives through Q3 2019, including costs associated with lease obligations, employee terminations and other closure-related obligations. Following is a summary of remaining estimated pre-tax expense and future cash expenditures, by type, as of September 30, 2018:

Estimated future expense (dollars in millions)	CLOSURE INITIATIVES
Lease related liabilities, net of subleases	$2.0	to	$2.4
Employee severance and other obligations	0.2	to	0.4
Total estimated future expense	$2.2	to	$2.8

Total estimated future cash expenditures (dollars in millions) (1)	$21.6	to	$26.5
________________

(1)	Future cash expenditures for the Closure Initiatives, primarily related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029.

Accrued Facility Closure and Other Costs Rollforward - The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the Closure Initiatives, during the thirty-nine weeks ended September 30, 2018:

THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 30, 2018
Balance, beginning of the period	$22,709
Charges	11,147
Cash payments	(11,805)
Adjustments	(3,879)
Balance, end of the period (1)	$18,172
________________

(1)
As of September 30, 2018, the Company had exit-related accruals of $5.3 million recorded in Accrued and other current liabilities and $12.9 million recorded in Other long-term liabilities, net in the Consolidated Balance Sheet.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

4.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
(in thousands, except per share data)		(Restated) (1)		(Restated) (1)
Net income attributable to Bloomin’ Brands	$4,072	$5,583	$96,191	$89,341

Basic weighted average common shares outstanding	92,202	92,485	92,197	98,137

Effect of diluted securities:
Stock options	799	2,781	1,870	2,948
Nonvested restricted stock and restricted stock units	323	389	409	392
Nonvested performance-based share units	—	—	13	20
Diluted weighted average common shares outstanding	93,324	95,655	94,489	101,497

Basic earnings per share	$0.04	$0.06	$1.04	$0.91
Diluted earnings per share	$0.04	$0.06	$1.02	$0.88
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the Net income and Earnings per share impact of implementing ASU No. 2014-09.

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(shares in thousands)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Stock options	3,802	6,065	2,628	5,663
Nonvested restricted stock and restricted stock units	259	179	129	174
Nonvested performance-based share units	214	134	191	256

5.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Stock options	$1,533	$2,705	$5,059	$8,404
Restricted stock and restricted stock units	2,323	2,527	7,110	7,769
Performance-based share units	1,309	(235)	3,779	1,001
	$5,165	$4,997	$15,948	$17,174

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table presents a summary of the Company’s stock option activity:

(in thousands, except exercise price and contractual life)	OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2017	10,051	$14.89	5.2	$71,373
Granted	488	$24.01
Exercised	(3,926)	$10.02
Forfeited or expired	(265)	$21.24
Outstanding as of September 30, 2018	6,348	$18.34	5.9	$20,051
Exercisable as of September 30, 2018	4,125	$17.72	4.7	$16,314

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Assumptions:
Weighted-average risk-free interest rate (1)	2.66%	1.92%
Dividend yield (2)	1.50%	1.84%
Expected term (3)	5.8 years	6.3 years
Weighted-average volatility (4)	32.76%	33.72%

Weighted-average grant date fair value per option	$7.23	$5.09
________________

(1)	Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)	Expected term represents the period of time that the options are expected to be outstanding. The Company estimates the expected term based on historical exercise experience for its stock options.

(4)	Based on the historical volatility of the Company’s stock.

The following represents stock option compensation information for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Intrinsic value of options exercised	$52,001	$7,752
Excess tax benefits for tax deductions related to the exercise of stock options	$8,316	$1,257
Cash received from option exercises, net of tax withholding	$39,329	$7,095

During the thirty-nine weeks ended September 30, 2018, the Company made grants to its employees of 0.4 million time-based restricted stock units and 0.2 million performance-based share units. As of September 30, 2018, the maximum number of shares of common stock available for issuance pursuant to the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan was 4,418,256.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of September 30, 2018:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$9,718	2.4
Restricted stock units	$17,181	2.6
Performance-based share units	$7,925	1.1

6.    Other Current Assets, Net

Other current assets, net, consisted of the following:

(dollars in thousands)	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Prepaid expenses	$43,150	$40,688
Accounts receivable - gift cards, net	11,358	66,361
Accounts receivable - vendors, net	5,307	19,483
Accounts receivable - franchisees, net	2,912	2,017
Accounts receivable - other, net	15,546	22,808
Deferred gift card sales commissions (1)	7,910	16,231
Assets held for sale	6,510	6,217
Other current assets, net	8,631	5,597
	$101,324	$179,402
_______________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09 on the Company’s Consolidated Balance Sheet as of December 31, 2017.

7.           Other Assets, Net

Other assets, net, consisted of the following:

(dollars in thousands)	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Company-owned life insurance	$63,780	$73,818
Deferred financing fees (1)	6,980	8,232
Liquor licenses	24,198	24,659
Other assets	24,122	28,552
	$119,080	$135,261
________________

(1)	Net of accumulated amortization of $4.7 million and $4.1 million as of September 30, 2018 and December 31, 2017, respectively.

8.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

(dollars in thousands)	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Accrued payroll and other compensation	$94,973	$113,636
Accrued insurance	23,245	23,482
Other current liabilities	109,649	133,722
	$227,867	$270,840

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

9.    Long-term Debt, Net

Following is a summary of outstanding long-term debt, as of the periods indicated:

	SEPTEMBER 30, 2018		DECEMBER 31, 2017
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$481,250	3.95%	$500,000	3.27%
Revolving credit facility (1)	650,000	3.95%	600,000	3.26%
Total Senior Secured Credit Facility	$1,131,250		$1,100,000
Financing obligations	19,566	7.57% to 7.82%	19,579	7.52% to 7.82%
Capital lease obligations	2,732		2,015
Other notes payable	959	0.00% to 2.18%	904	0.00% to 2.18%
Less: unamortized debt discount and issuance costs	(3,716)		(4,394)
Total debt, net	$1,150,791		$1,118,104
Less: current portion of long-term debt	(26,767)		(26,335)
Long-term debt, net	$1,124,024		$1,091,769
________________

(1)	Represents the weighted-average interest rate for the respective period.

Debt Covenants - As of September 30, 2018 and December 31, 2017, the Company was in compliance with its debt covenants.

10.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following, as of the periods indicated:

(dollars in thousands)	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Accrued insurance liability	$35,269	$35,945
Unfavorable leases (1)	33,567	36,661
Chef and Restaurant Managing Partner deferred compensation obligations and deposits	66,470	81,083
Other long-term liabilities (2)	50,824	56,754
	$186,130	$210,443
_______________

(1)	Net of accumulated amortization of $35.9 million and $34.0 million as of September 30, 2018 and December 31, 2017, respectively.

(2)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09 on the Company’s Consolidated Balance Sheet as of December 31, 2017.

11.	Stockholders’ Equity

Share Repurchases - On February 16, 2018, the Company’s Board of Directors (the “Board”) canceled the remaining $55.0 million of authorization under the 2017 Share Repurchase Program and approved a new $150.0 million authorization (the “2018 Share Repurchase Program”). The 2018 Share Repurchase Program will expire on August 16, 2019. As of September 30, 2018, $51.0 million remained available for repurchase under the 2018 Share Repurchase Program.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following is a summary of the shares repurchased under the Company’s share repurchase program during fiscal year 2018:

	NUMBER OF SHARES (in thousands)	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT (dollars in thousands)
First fiscal quarter	2,116	$24.10	$50,996
Second fiscal quarter	1,287	$23.31	30,004
Third fiscal quarter	968	$18.57	17,968
Total common stock repurchases	4,371	$22.64	$98,968

Dividends - The Company declared and paid dividends per share during fiscal year 2018 as follows:

	DIVIDENDS PER SHARE	AMOUNT (dollars in thousands)
First fiscal quarter	$0.09	$8,371
Second fiscal quarter	0.09	8,363
Third fiscal quarter	0.09	8,344
Total cash dividends declared and paid	$0.27	$25,078

In October 2018, the Board declared a quarterly cash dividend of $0.09 per share, payable on November 21, 2018, to shareholders of record at the close of business on November 14, 2018.

Accumulated Other Comprehensive Loss (“AOCL”)- Following are the components of AOCL:

(dollars in thousands)	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Foreign currency translation adjustment	$(144,199)	$(98,573)
Unrealized gain (loss) on derivatives, net of tax	923	(626)
Accumulated other comprehensive loss	$(143,276)	$(99,199)

Following are the components of the Company’s Other comprehensive (loss) income during the periods presented:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Foreign currency translation adjustment	$(16,591)	$6,415	$(45,626)	$17,816

Unrealized gain (loss) on derivatives, net of tax (1)	$37	$370	$1,221	$(139)
Reclassification of adjustment for (gain) loss on derivatives included in Net income, net of tax (2)	(51)	492	328	1,919
Total unrealized (loss) gain on derivatives, net of tax	$(14)	$862	$1,549	$1,780
Other comprehensive (loss) income attributable to Bloomin’ Brands	$(16,605)	$7,277	$(44,077)	$19,596
________________

(1)
Unrealized gain (loss) on derivatives is net of tax of $0.2 million for the thirteen weeks ended September 24, 2017 and $0.4 million and ($0.1) million for the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively.

(2)	Reclassifications of adjustments for losses on derivatives are net of tax. See Note 12 - Derivative Instruments and Hedging Activities for discussion of the tax impact of reclassifications.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

12.    Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk - On September 9, 2014, the Company entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of the Company’s variable rate debt (the “2014 Swap Agreements”). The 2014 Swap Agreements have an aggregate notional amount of $400.0 million, a start date of June 30, 2015, and mature on May 16, 2019. Under the terms of the 2014 Swap Agreements, the Company pays a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receives payments from the counterparty based on the 30-day LIBOR rate. The 2014 Swap Agreements, which have been designated and qualify as cash flow hedges, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates.

The following table presents the fair value and classification of the Company’s 2014 Swap Agreements, as of the periods indicated:

(dollars in thousands)	SEPTEMBER 30, 2018	DECEMBER 31, 2017	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - asset	$1,144	$—	Other current assets, net
Interest rate swaps - asset	—	67	Other assets, net
Total fair value of derivative instruments - assets (1)	$1,144	$67

Interest rate swaps - liability (1)	$—	$1,010	Accrued and other current liabilities
____________________

(1)	See Note 13 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the 2014 Swap Agreements on Net income for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Interest rate swap income (expense) recognized in Interest expense, net	$68	$(804)	$(442)	$(3,105)
Income tax (expense) benefit recognized in (Benefit) provision for income taxes	(17)	312	114	1,186
Total effects of the interest rate swaps on Net income	$51	$(492)	$(328)	$(1,919)

On October 24, 2018 and October 25, 2018, the Company entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of the Company’s variable rate debt (the “2018 Swap Agreements”). The 2018 Swap Agreements have an aggregate notional amount of $550.0 million, a forward start date of May 16, 2019 (the maturity date of the 2014 Swap Agreements), and mature on November 30, 2022. Under the terms of the 2018 Swap Agreements, the Company will pay a weighted-average fixed rate of 3.04% on the notional amount and receive payments from the counterparty based on the one-month LIBOR rate.

The 2018 Swap Agreements have been designated and qualify as cash flow hedges, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $0.4 million will be reclassified to interest expense during 2019 related to the 2018 Swap Agreements.

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	SEPTEMBER 30, 2018			DECEMBER 31, 2017
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$391	$391	$—	$1,830	$1,830	$—
Money market funds	16,082	16,082	—	24,656	24,656	—
Restricted cash equivalents:
Money market funds	—	—	—	1,280	1,280	—
Other current assets, net
Derivative instruments - interest rate swaps	1,144	—	1,144	—	—	—
Other assets, net:
Derivative instruments - interest rate swaps	—	—	—	67	—	67
Total asset recurring fair value measurements	$17,617	$16,473	$1,144	$27,833	$27,766	$67

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$—	$—	$—	$1,010	$—	$1,010
Total liability recurring fair value measurements	$—	$—	$—	$1,010	$—	$1,010

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk when performing fair value measurements. As of September 30, 2018 and December 31, 2017, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018		SEPTEMBER 30, 2018
(dollars in thousands)	CARRYING VALUE (1)	TOTAL IMPAIRMENT	CARRYING VALUE (1)	TOTAL IMPAIRMENT
Assets held for sale	$2,030	$61	$2,080	$111
Property, fixtures and equipment	1,995	1,269	3,375	8,211
	$4,025	$1,330	$5,455	$8,322

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2017		SEPTEMBER 24, 2017
(dollars in thousands)	CARRYING VALUE (1)	TOTAL IMPAIRMENT	CARRYING VALUE (1)	TOTAL IMPAIRMENT
Assets held for sale	$470	$249	$470	$320
Property, fixtures and equipment	13,935	13,993	15,002	14,855
	$14,405	$14,242	$15,472	$15,175
________________

(1)	Fair value for all assets is measured using third-party market appraisals or executed sales contracts (Level 2).

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	SEPTEMBER 30, 2018			DECEMBER 31, 2017
	CARRYING VALUE	FAIR VALUE		CARRYING VALUE	FAIR VALUE
(dollars in thousands)		LEVEL 2	LEVEL 3		LEVEL 2	LEVEL 3
Senior Secured Credit Facility:
Term loan A	$481,250	$483,055	$—	$500,000	$502,500	$—
Revolving credit facility	$650,000	$648,375	$—	$600,000	$598,500	$—
Other notes payable	$959	$—	$954	$904	$—	$891

Fair value of debt is determined based on the following:

DEBT FACILITY	METHODS AND ASSUMPTIONS
Senior Secured Credit Facility	Quoted market prices in inactive markets.
Other notes payable	Discounted cash flow approach with inputs that primarily include cost of debt interest rates used to determine fair value.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

14.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
(Benefit) provision for income taxes	$(3,317)	$(3,248)	$(6,516)	$17,744
Effective income tax rate	(NM)	(NM)	(7.2)%	16.4%
________________
NM    Not meaningful.

The increase in the benefit for income taxes for the thirteen weeks ended September 30, 2018 as compared to the thirteen weeks ended September 24, 2017 was primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as a part of the legislation enacted in December 2017 known as the Tax Cuts and Jobs Act (the “Tax Act”), lower forecasted pre-tax income in 2018 and the impact of certain favorable discrete tax items recorded in 2018, partially offset by changes to the estimate of the forecasted full-year effective tax rate relative to prior quarters in 2017.

The effective income tax rate for the thirty-nine weeks ended September 30, 2018 decreased by 23.6 percentage points as compared to the thirty-nine weeks ended September 24, 2017. The decrease was primarily due to the reduction in the U.S. federal corporate tax rate from the Tax Act, lower actual and forecasted pre-tax income and excess tax benefits from equity-based compensation arrangements recorded in 2018, partially offset by a domestic manufacturing deduction recorded in 2017.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for the thirteen weeks ended September 30, 2018 was lower than the statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips and changes to the estimate of the forecasted full-year effective tax rate relative to prior quarters. The effective income tax rate for the thirty-nine weeks ended September 30, 2018 was lower than the statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips and excess tax benefits from equity-based compensation arrangements.

The Tax Act - The Company has applied guidance under SEC Staff Accounting Bulletin No. 118, which allows for a measurement period up to one year after the December 22, 2017 enactment date of the Tax Act to complete the accounting requirements. As of September 30, 2018, the Company made reasonable estimates of the effects of the Tax Act but has not completed its accounting for all tax effects. Below is a summary of the provisional amounts the Company has recorded:

•
A provisional $1.9 million net tax expense was recorded during 2017 related to the transition tax on accumulated foreign earnings, remeasurement of the Company’s deferred tax assets and liabilities, the recording of a valuation allowance against foreign tax credit carryforwards and the write-off of certain deferred tax assets that will no longer be realized.

•	In January 2018, the Company recorded a $5.6 million tax benefit for 2017 from the impact of the Tax Act on the retrospective adoption of ASU No. 2014-09.

•	During the thirteen weeks ended September 30, 2018, the Company made immaterial adjustments to the initial provisional amounts in association with the filing of its 2017 federal income tax return.

The Company is continuing to gather information and additional guidance is expected from the U.S. Treasury and state taxing authorities on the application of certain provisions of the Tax Act and will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law. These changes could be material to income tax expense. The Company expects to complete its analysis within the annual measurement period.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Items considered provisional include:

Reduction of U.S. Federal Corporate Income Tax Rate - The Tax Act reduced the corporate income tax rate to 21%, effective January 1, 2018. While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate rate on its deferred tax assets and liabilities, it may be affected by other analyses related to the Tax Act, including, but not limited to, its calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

Deemed Repatriation Transition Tax - The Deemed Repatriation Transition Tax (the “Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of foreign income taxes paid on such earnings. The Company is able to make a reasonable estimate of the Transition Tax and recorded a provisional amount. Due to the ability to utilize foreign tax credits in the calculation of the Transition Tax, the obligation primarily related to the estimated state impacts. However, the Company is continuing to gather additional information. Additional guidance from the U.S. Treasury and state taxing authorities on the application of certain provisions of the Tax Act is expected in the future.

Valuation Allowances - The Company must assess whether its valuation allowance analyses or deferred tax assets are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, global intangible low-taxed income (“GILTI”) inclusions and new categories of foreign tax credits). While the Company did record an additional valuation allowance against foreign tax credit carryforwards, it has recorded provisional amounts related to certain portions of the Tax Act and any corresponding determination of the need for a change in a valuation allowance is also provisional.

For tax years beginning after December 31, 2017, the Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. As of September 30, 2018, the Company has not yet determined its accounting policy with regard to GILTI, and does not expect GILTI in 2018.

Other Tax Matters - The Company was previously under examination by tax authorities in South Korea for the 2008 to 2012 tax years. In connection with the examination, the Company was assessed and paid $6.7 million of tax obligations. During the thirteen weeks ended September 30, 2018, the Company received final confirmation of relief from double taxation through competent authority. No material modifications were made to amounts previously recorded.

15.    Commitments and Contingencies

Litigation and Other Matters - The Company had $2.8 million and $4.3 million of liabilities recorded for various legal matters as of September 30, 2018 and December 31, 2017, respectively.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of September 30, 2018, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $27.8 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of September 30, 2018 was approximately $19.2 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. The Company believes the financial strength and operating history of the lessees’ significantly reduces the risk that it will be required to make payments under these leases. Accordingly, no liability has been recorded.

16.    Segment Reporting

The Company identifies its restaurant concepts and international markets as operating segments, which reflects how the Company manages its business, reviews operating performance and allocates resources. Resources are allocated and performance is assessed by the Company’s Chief Executive Officer (“CEO”), whom the Company has determined to be its Chief Operating Decision Maker (“CODM”). The Company aggregates its operating segments into two reportable segments, U.S. and International. The U.S. segment includes all brands operating in the U.S. while brands operating outside the U.S. are included in the International segment. The following is a summary of reporting segments:

REPORTABLE SEGMENT (1)	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse	Brazil, Hong Kong/China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
_________________

(1)	Includes franchise locations.

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

The following table is a summary of Total revenue by segment:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
(dollars in thousands)		(Restated) (1)		(Restated) (1)
Total revenues
U.S.	$861,493	$838,809	$2,782,555	$2,803,278
International	103,528	116,778	330,745	343,478
Total revenues	$965,021	$955,587	$3,113,300	$3,146,756
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a reconciliation of Segment income from operations to Income before (benefit) provision for income taxes:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
(dollars in thousands)		(Restated) (1)		(Restated) (1)
Segment income from operations
U.S.	$44,598	$30,224	$230,645	$213,248
International	7,776	8,394	14,052	26,757
Total segment income from operations	52,374	38,618	244,697	240,005
Unallocated corporate operating expense	(39,837)	(33,399)	(120,865)	(116,610)
Total income from operations	12,537	5,219	123,832	123,395
Loss on extinguishment and modification of debt	—	—	—	(260)
Other (expense) income, net	(1)	7,531	(6)	14,761
Interest expense, net	(11,600)	(10,705)	(33,229)	(29,389)
Income before (benefit) provision for income taxes	$936	$2,045	$90,597	$108,507
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

The following table is a summary of Depreciation and amortization expense by segment:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Depreciation and amortization
U.S.	$39,796	$37,186	$119,063	$111,192
International	6,420	7,036	19,866	20,550
Corporate	4,355	3,604	12,544	10,737
Total depreciation and amortization	$50,571	$47,826	$151,473	$142,479

Geographic Areas — International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding goodwill, intangible assets and deferred tax assets, by major geographic area:

(dollars in thousands)	SEPTEMBER 30, 2018	DECEMBER 31, 2017
U.S.	$1,121,331	$1,164,322
International
Brazil	108,447	126,341
Other	18,649	18,012
Total assets	$1,248,427	$1,308,675

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

International revenues are defined as revenues generated from restaurant sales originating in a country other than the U.S. The following table details Total revenues by major geographic area:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
(dollars in thousands)		(Restated) (1)		(Restated) (1)
U.S.	$861,493	$838,809	$2,782,555	$2,803,278
International
Brazil	88,178	108,503	284,376	308,384
Other	15,350	8,275	46,369	35,094
Total revenue	$965,021	$955,587	$3,113,300	$3,146,756
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation for details of the impact of implementing ASU No. 2014-09.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 30, 2018, we owned and operated 1,194 restaurants and franchised 294 restaurants across 48 states, Puerto Rico, Guam and 20 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Executive Summary

Our financial results for the thirteen weeks ended September 30, 2018 (“third quarter of 2018”) include the following:

•
An increase in Total revenues of 1.0% to $1.0 billion in the third quarter of 2018, as compared to the third quarter of 2017, primarily due to higher U.S. comparable restaurant sales and the net impact of restaurant openings and closures, partially offset by foreign currency translation of the Brazil Real relative to the U.S. dollar.

•
Income from operations of $12.5 million in the third quarter of 2018, as compared to $5.2 million in the third quarter of 2017, increased primarily due to lower impairment charges and restaurant closing costs, certain cost saving initiatives and increases in average check. These increases were partially offset by commodity and labor inflation, higher incentive compensation expense and lower comparable sales in Brazil.

International Restructuring - During the thirty-nine weeks ended September 30, 2018, we recognized asset impairment and closure charges of $9.1 million related to the restructuring of certain international markets, including China.

Impact of Political Unrest in Brazil

Recently, unrest in Brazil ahead of the presidential election, including a truckers strike, resulted in lost operating days for many businesses, including our restaurants. We believe consumer confidence will resume the upward trend it has been on for the last few years following the October presidential election as we move into 2019. We are already seeing stronger trends in Brazil, including positive comparable restaurant sales in the final month of the third quarter.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

Number of restaurants (at end of the period):	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
U.S.
Outback Steakhouse
Company-owned	580	584
Franchised	153	156
Total	733	740
Carrabba’s Italian Grill
Company-owned	224	226
Franchised	3	3
Total	227	229
Bonefish Grill
Company-owned	191	195
Franchised	7	7
Total	198	202
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	70	68
Other
Company-owned	5	1
U.S. Total	1,233	1,240
International
Company-owned
Outback Steakhouse - Brazil (1)	92	87
Other	32	36
Franchised
Outback Steakhouse - South Korea	75	74
Other	56	54
International Total	255	251
System-wide total	1,488	1,491
____________________

(1)	The restaurant counts for Brazil are reported as of August 31, 2018 and 2017, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Revenues
Restaurant sales	98.4%	98.4%	98.4%	98.7%
Franchise and other revenues	1.6	1.6	1.6	1.3
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.4	31.6	32.1	31.7
Labor and other related (1)	30.4	30.4	29.4	29.2
Other restaurant operating (1)	24.6	25.1	23.7	23.7
Depreciation and amortization	5.2	5.0	4.9	4.5
General and administrative	7.0	6.9	6.8	6.8
Provision for impaired assets and restaurant closings	0.4	1.9	0.5	1.2
Total costs and expenses	98.7	99.5	96.0	96.1
Income from operations	1.3	0.5	4.0	3.9
Loss on extinguishment and modification of debt	—	—	—	(*)
Other (expense) income, net	(*)	0.8	(*)	0.5
Interest expense, net	(1.2)	(1.1)	(1.1)	(1.0)
Income before (benefit) provision for income taxes	0.1	0.2	2.9	3.4
(Benefit) provision for income taxes	(0.3)	(0.4)	(0.2)	0.6
Net income	0.4	0.6	3.1	2.8
Less: net income (loss) attributable to noncontrolling interests	*	(*)	*	*
Net income attributable to Bloomin’ Brands	0.4%	0.6%	3.1%	2.8%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 24, 2017 (1)	$940.0	$3,105.0
Change from:
Comparable restaurant sales (2)	19.1	34.8
Restaurant openings (2)	16.1	46.6
Divestiture of restaurants through refranchising transactions	—	(64.4)
Effect of foreign currency translation	(16.6)	(25.2)
Restaurant closings	(9.2)	(32.9)
For the periods ended September 30, 2018	$949.4	$3,063.9
____________________

(1)
Restaurant sales have been restated for the thirteen and thirty-nine weeks ended September 24, 2017. See Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements for details regarding the impact of implementing ASU No. 2014-09.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(2)
The thirty-nine weeks ended September 24, 2017 included several high-volume days between December 26th and December 31st and the thirty-nine weeks ended September 30, 2018 excluded these high-volume days. This shift had an approximate $19.0 million negative impact on Restaurant sales in 2018.

The increase in Restaurant sales in the thirteen weeks ended September 30, 2018 was primarily attributable to higher U.S. comparable restaurant sales and the opening of 30 new restaurants not included in our comparable restaurant sales base. The increase in restaurant sales was partially offset by the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar and the closing of 26 restaurants since June 25, 2017.

The decrease in Restaurant sales in the thirty-nine weeks ended September 30, 2018 was primarily attributable to: (i) domestic refranchising, (ii) the closing of 63 restaurants since December 25, 2016, (iii) the effect of foreign currency translation primarily due to the depreciation of the Brazilian Real and (iv) the one-week shift in the fiscal calendar. The decrease in restaurant sales was partially offset by the opening of 48 new restaurants not included in our comparable restaurant sales base and higher U.S. comparable restaurant sales.

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
		(Restated) (1)		(Restated) (1)
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$65,636	$62,555	$69,461	$66,948
Carrabba’s Italian Grill	$51,000	$51,167	$55,542	$55,935
Bonefish Grill	$54,517	$53,554	$58,800	$58,585
Fleming’s Prime Steakhouse & Wine Bar	$71,046	$68,809	$80,557	$79,300
International
Outback Steakhouse - Brazil (2)	$67,149	$83,856	$75,136	$85,214
Operating weeks:
U.S.
Outback Steakhouse	7,558	7,592	22,738	23,785
Carrabba’s Italian Grill	2,912	2,950	8,748	8,974
Bonefish Grill	2,489	2,542	7,510	7,690
Fleming’s Prime Steakhouse & Wine Bar	910	875	2,718	2,624
International
Outback Steakhouse - Brazil	1,209	1,137	3,515	3,310
____________________

(1)
Activity has been restated for the retrospective adoption of ASU No. 2014-09. See Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements for details regarding the impact of implementing ASU No. 2014-09.

(2)
Translated at average exchange rates of 3.84 and 3.22 for the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively, and 3.49 and 3.20 for the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases
Following is a summary of comparable restaurant sales, traffic and average check per person increases, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018 (1)	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018 (1)	SEPTEMBER 24, 2017
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more) (2):
U.S.
Outback Steakhouse	4.6%	0.6%	4.3%	0.8%
Carrabba’s Italian Grill	(0.6)%	(2.8)%	—%	(2.1)%
Bonefish Grill	1.8%	(4.3)%	1.1%	(2.4)%
Fleming’s Prime Steakhouse & Wine Bar	0.5%	(1.0)%	1.4%	(1.8)%
Combined U.S. (3)	2.9%	(1.0)%	2.8%	(0.5)%
International
Outback Steakhouse - Brazil (4)	(3.3)%	4.8%	(2.8)%	6.9%

Traffic:
U.S.
Outback Steakhouse	0.9%	0.1%	1.3%	(1.1)%
Carrabba’s Italian Grill	(2.9)%	(4.2)%	(4.8)%	(4.5)%
Bonefish Grill	(2.7)%	(5.7)%	(2.1)%	(3.5)%
Fleming’s Prime Steakhouse & Wine Bar	(4.2)%	(6.5)%	(4.7)%	(6.6)%
Combined U.S.	(0.5)%	(1.9)%	(0.6)%	(2.3)%
International
Outback Steakhouse - Brazil	(5.5)%	(1.5)%	(5.0)%	(0.1)%

Average check per person increases (5):
U.S.
Outback Steakhouse	3.7%	0.5%	3.0%	1.9%
Carrabba’s Italian Grill	2.3%	1.4%	4.8%	2.4%
Bonefish Grill	4.5%	1.4%	3.2%	1.1%
Fleming’s Prime Steakhouse & Wine Bar	4.7%	5.5%	6.1%	4.8%
Combined U.S.	3.4%	0.9%	3.4%	1.8%
International
Outback Steakhouse - Brazil	2.1%	6.2%	2.3%	6.8%
____________________

(1)
For Q3 2018, comparable restaurant sales and traffic compare the thirteen weeks from July 2, 2018 through September 30, 2018 to the thirteen weeks from July 3, 2017 through October 1, 2017, and the thirty-nine weeks from January 1, 2018 through September 30, 2018 to the thirty-nine weeks from January 2, 2017 through October 1, 2017.

(2)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(3)	Combined U.S. comparable restaurant sales for the thirteen weeks ended September 24, 2017 includes an estimated (1.0%) impact related to hurricanes that occurred during the quarter.

(4)	Includes trading day impact from calendar period reporting.

(5)	Average check per person includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Franchise and other revenues

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
(dollars in millions)		(Restated) (1)		(Restated) (1)
Franchise revenues (2)	$12.5	$12.4	$39.9	$33.0
Other revenues	3.1	3.2	9.5	8.7
Franchise and other revenues	$15.6	$15.6	$49.4	$41.7
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements for details regarding the impact of implementing ASU No. 2014-09.

(2)	Represents franchise royalties, advertising fees and initial franchise fees.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	Change	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	Change
Cost of sales	$307.5	$296.6		$982.4	$984.5
% of Restaurant sales	32.4%	31.6%	0.8%	32.1%	31.7%	0.4%

Cost of sales increased as a percentage of Restaurant sales in the thirteen weeks ended September 30, 2018 as compared to the thirteen weeks ended September 24, 2017 primarily due to 1.1% for commodity cost inflation, partially offset by a decrease as a percentage of Restaurant sales of 0.3% from the impact of certain cost saving initiatives.

Cost of sales increased as a percentage of Restaurant sales in the thirty-nine weeks ended September 30, 2018 as compared to the thirty-nine weeks ended September 24, 2017 primarily due to 0.9% for commodity cost inflation, partially offset by a decrease as a percentage of Restaurant sales of 0.7% for changes in average check per person.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	Change	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	Change
Labor and other related	$289.0	$285.3		$902.0	$907.6
% of Restaurant sales	30.4%	30.4%	—%	29.4%	29.2%	0.2%

Labor and other related expenses were flat as a percentage of Restaurant sales in the thirteen weeks ended September 30, 2018 as compared to the thirteen weeks ended September 24, 2017 primarily due to 0.8% from wage rate increases, offset by decreases as a percentage of Restaurant sales of 0.5% from increases in average check per person and 0.3% from the impact of certain cost saving initiatives.

Labor and other related expenses increased as a percentage of Restaurant sales in the thirty-nine weeks ended September 30, 2018 as compared to the thirty-nine weeks ended September 24, 2017 primarily due to 0.9% from wage rate increases. The increase was partially offset by decreases as a percentage of Restaurant sales of 0.4% from increases in average check per person and 0.3% from the impact of certain cost saving initiatives.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017		SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
(dollars in millions)		(Restated) (1)	Change		(Restated) (1)	Change
Other restaurant operating	$233.7	$235.9		$725.5	$735.5
% of Restaurant sales	24.6%	25.1%	(0.5)%	23.7%	23.7%	—%
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements for details regarding the impact of implementing ASU No. 2014-09.

Other restaurant operating expenses decreased as a percentage of Restaurant sales in the thirteen weeks ended September 30, 2018 as compared to the thirteen weeks ended September 24, 2017 primarily due to 0.6% from the impact of certain cost saving initiatives, partially offset by an increase as a percentage of Restaurant sales of 0.2% from operating expense inflation.

Other restaurant operating expenses were flat as a percentage of Restaurant sales in the thirty-nine weeks ended September 30, 2018 as compared to the thirty-nine weeks ended September 24, 2017 primarily due to 0.4% from the impact of certain cost saving initiatives, offset by increases as a percentage of Restaurant sales of 0.2% from operating expense inflation and 0.2% from rent increases.

Depreciation and amortization

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	Change	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	Change
Depreciation and amortization	$50.6	$47.8	$2.8	$151.5	$142.5	$9.0

Depreciation and amortization expense increased in the thirteen weeks ended September 30, 2018 as compared to the thirteen weeks ended September 24, 2017 primarily due to additional depreciation expense related to restaurant openings and relocations, and technology projects.

Depreciation and amortization expense increased in the thirty-nine weeks ended September 30, 2018 as compared to the thirty-nine weeks ended September 24, 2017 primarily due to additional depreciation expense related to restaurant openings and relocations, and technology projects, partially offset by the impact of domestic refranchising and fewer renovations.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in general and administrative expense for the periods indicated below:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 24, 2017	$66.1	$215.1
Change from:
Incentive compensation (1)	3.8	1.9
Severance	1.7	1.1
Compensation and benefits	(2.4)	(4.5)
Foreign currency exchange	(1.1)	(1.6)
Computer expense	(0.4)	1.7
Other	—	(1.2)
For the periods ended September 30, 2018	$67.7	$212.5
____________________

(1)	Includes retention compensation and excludes stock-based compensation.

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	Change	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	Change
Provision for impaired assets and restaurant closings	$4.0	$18.6	$(14.6)	$15.6	$38.3	$(22.7)

During the thirty-nine weeks ended September 30, 2018, we recognized asset impairment and closure charges of $9.1 million related to the restructuring of certain international markets, including China.

In connection with the Closure Initiatives, we recognized pre-tax impairment and restaurant and closure charges of $3.8 million and $21.8 million during the thirteen and thirty-nine weeks ended September 24, 2017, respectively. We expect to incur additional charges of approximately $2.2 million to $2.8 million for the Closure Initiatives through Q3 2019, including costs associated with lease obligations.

During the thirteen and thirty-nine weeks ended September 24, 2017, we recognized impairment charges of $9.5 million within the U.S. segment in connection with the remeasurement of certain surplus properties currently leased to the owners of our former restaurant concepts.

The remaining restaurant impairment and closing charges resulted primarily from locations identified for remodel, relocation or closure.

See Note 3 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income from operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017		SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
(dollars in millions)		(Restated) (1)	Change		(Restated) (1)	Change
Income from operations	$12.5	$5.2	$7.3	$123.8	$123.4	$0.4
% of Total revenues	1.3%	0.5%	0.8%	4.0%	3.9%	0.1%
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements for details regarding the impact of implementing ASU No. 2014-09.

The increase in income from operations generated in the thirteen weeks ended September 30, 2018 as compared to the thirteen weeks ended September 24, 2017 was primarily due to: (i) lower impairment charges and restaurant closing costs, (ii) the impact of certain cost saving initiatives and (iii) increases in average check per person. These increases were partially offset by: (i) commodity and labor inflation, (ii) higher incentive compensation expense and (iii) lower comparable sales in Brazil.

The increase in income from operations generated in the thirty-nine weeks ended September 30, 2018 as compared to the thirty-nine weeks ended September 24, 2017 was primarily due to: (i) increases in average check per person, (ii) lower impairment charges and restaurant closing costs and (iii) the impact of certain cost saving initiatives. These increases were partially offset by: (i) commodity, labor and operating expense inflation, (ii) higher depreciation and amortization expense, (iii) increased rent expense and (iv) higher incentive compensation expense.

Other (expense) income, net

Other (expense) income, net, includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations. Other income, net, for the thirteen and thirty-nine weeks ended September 24, 2017 includes a net gain of $8.4 million from the sale of one U.S Company-owned Carrabba’s Italian Grill location, and for the thirty-nine weeks ended September 24, 2017 an aggregate net gain of $7.4 million in connection with the sale of 54 of our U.S. Company-owned locations to two of our existing franchisees in 2017.

We continue to pursue refranchising opportunities in select markets as we look to further optimize our restaurant portfolio. As a result of these transactions, we may record future net gains or losses, impairment charges or transaction related expenses.

Interest expense, net

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	Change	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	Change
Interest expense, net	$11.6	$10.7	$0.9	$33.2	$29.4	$3.8

The increase in Interest expense, net for the thirteen weeks ended September 30, 2018 is primarily due to higher interest rates, partially offset by lower interest expense from our derivative instruments.

The increase in Interest expense, net for the thirty-nine weeks ended September 30, 2018 is primarily due to: (i) additional draws on our revolving credit facility, (ii) our May 2017 incremental term loan borrowing and (iii) higher interest rates. These increases were partially offset by: (i) lower interest expense from our derivative instruments and (ii) repayment of our PRP mortgage loan.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(Benefit) provision for income taxes

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	Change	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	Change
(Benefit) provision for income taxes	$(3,317)	$(3,248)		$(6,516)	$17,744
Effective income tax rate	(NM)	(NM)	(NM)	(7.2)%	16.4%	(23.6)%
____________________
NM    Not meaningful.

The increase in the benefit for income taxes for the thirteen weeks ended September 30, 2018 as compared to the thirteen weeks ended September 24, 2017 was primarily due to a reduction in the U.S. federal corporate tax rate from the Tax Act, lower forecasted pre-tax income in 2018 and the impact of certain favorable discrete tax items recorded in 2018, partially offset by changes to our estimate of the forecasted full-year effective tax rate relative to prior quarters in 2017.

The effective income tax rate for the thirty-nine weeks ended September 30, 2018 decreased by 23.6 percentage points as compared to the thirty-nine weeks ended September 24, 2017. The decrease was primarily due to a reduction in the U.S. federal corporate tax rate from the Tax Act, lower actual and forecasted pre-tax income and excess tax benefits from equity-based compensation arrangements recorded in 2018, partially offset by a domestic manufacturing deduction recorded in 2017.

SEGMENT PERFORMANCE

We identify our restaurant concepts and international markets as operating segments, which reflects how we manage our business, review operating performance and allocate resources. Resources are allocated and performance is assessed by our CEO, whom we have determined to be our CODM. We aggregate our operating segments into two reportable segments, U.S. and International. The U.S. segment includes all brands operating in the U.S. while brands operating outside the U.S. are included in the International segment. Resources are allocated and performance is assessed by our CEO, whom we have determined to be our CODM. The following is a summary of reporting segments:

REPORTABLE SEGMENT (1)	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse	Brazil, Hong Kong/China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
_________________

(1)	Includes franchise locations.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Refer to Note 16 - Segment Reporting of the Notes to Consolidated Financial Statements for a reconciliation of segment income from operations to the consolidated operating results.

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

U.S. Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
(dollars in thousands)		(Restated) (1)		(Restated) (1)
Revenues
Restaurant sales	$848,837	$826,076	$2,742,118	$2,769,895
Franchise and other revenues	12,656	12,733	40,437	33,383
Total revenues	$861,493	$838,809	$2,782,555	$2,803,278
Restaurant-level operating margin	11.9%	11.8%	14.4%	14.6%
Income from operations	$44,598	$30,224	$230,645	$213,248
Operating income margin	5.2%	3.6%	8.3%	7.6%
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements for details regarding the impact of implementing ASU No. 2014-09.

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 24, 2017 (1)	$826.1	$2,769.9
Change from:
Comparable restaurant sales (2)	22.4	43.7
Restaurant openings (2)	5.8	17.7
Divestiture of restaurants through refranchising transactions	—	(64.4)
Restaurant closings	(5.5)	(24.8)
For the periods ended September 30, 2018	$848.8	$2,742.1
____________________

(1)
Restaurant sales have been restated for the thirteen and thirty-nine weeks ended September 24, 2017. See Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements for details regarding the impact of implementing ASU No. 2014-09.

(2)	The thirty-nine weeks ended September 30, 2018 includes an approximate $19.0 million negative impact on Restaurant sales from a one-week shift in the fiscal calendar.

The increase in U.S. Restaurant sales in the thirteen weeks ended September 30, 2018 was primarily attributable to higher comparable restaurant sales and the opening of 10 new restaurants not included in our comparable restaurant sales base, partially offset by the closing of 13 restaurants since June 25, 2017.

The decrease in U.S. Restaurant sales in the thirty-nine weeks ended September 30, 2018 was primarily attributable to the refranchising of certain Company-owned restaurants, the closing of 50 restaurants since December 25, 2016 and the one-week shift in the fiscal calendar. The decrease in restaurant sales was partially offset by higher comparable restaurant sales and the opening of 15 new restaurants not included in our comparable restaurant sales base.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income from operations

The increase in U.S. income from operations generated in the thirteen weeks ended September 30, 2018 as compared to the thirteen weeks ended September 24, 2017, was primarily due to: (i) lower impairment charges and restaurant closing costs, primarily related to the remeasurement of certain surplus properties in 2017, (ii) the impact of certain cost saving initiatives and (iii) increases in average check per person, partially offset by commodity and labor expense inflation.

The increase in U.S. income from operations generated in the thirty-nine weeks ended September 30, 2018 as compared to the thirty-nine weeks ended September 24, 2017, was primarily due to: (i) lower impairment charges and restaurant closing costs, primarily related to the Closure Initiatives and the remeasurement of certain surplus properties in 2017, (ii) the impact of certain cost saving initiatives and (iii) increases in average check per person, partially offset by commodity, labor and operating expense inflation and higher depreciation and amortization expense.

International Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
(dollars in thousands)		(Restated) (1)		(Restated) (1)
Revenues
Restaurant sales	$100,563	$113,936	$321,769	$335,132
Franchise and other revenues	2,965	2,842	8,976	8,346
Total revenues	$103,528	$116,778	$330,745	$343,478
Restaurant-level operating margin	17.9%	20.7%	18.4%	20.7%
Income from operations	$7,776	$8,394	$14,052	$26,757
Operating income margin	7.5%	7.2%	4.2%	7.8%
____________________

(1)	See Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements for details regarding the impact of implementing ASU No. 2014-09.

Restaurant sales

Following is a summary of the change in International segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 24, 2017 (1)	$113.9	$335.1
Change from:
Effect of foreign currency translation	(16.6)	(25.2)
Restaurant closings	(3.7)	(8.1)
Comparable restaurant sales	(3.3)	(8.9)
Restaurant openings	10.3	28.9
For the periods ended September 30, 2018	$100.6	$321.8
____________________

(1)
Restaurant sales have been restated for the thirteen and thirty-nine weeks ended September 24, 2017. See Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements for details regarding the impact of implementing ASU No. 2014-09.

The decrease in Restaurant sales in the thirteen weeks ended September 30, 2018 was primarily attributable to: (i) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar, (ii) the closing of 13 restaurants since June 25, 2017 and (iii) lower comparable restaurant sales, partially offset by the opening of 20 new restaurants not included in our comparable restaurant sales base.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The decrease in Restaurant sales in the thirty-nine weeks ended September 30, 2018 was primarily attributable to: (i) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar, (ii) lower comparable restaurant sales and (iii) the closing of 13 restaurants since December 25, 2016, partially offset by the opening of 33 new restaurants not included in our comparable restaurant sales base.

Income from operations

The decrease in International income from operations in the thirteen weeks ended September 30, 2018 as compared to the thirteen weeks ended September 24, 2017 was primarily due to lower comparable sales in Brazil and an increase in labor, commodity and operating expense inflation, partially offset by lower general and administrative expense and lower impairment charges and restaurant closing costs. General and administrative expense for the International segment decreased primarily from lower incentive compensation expense and the effects of currency exchange.

The decrease in International income from operations in the thirty-nine weeks ended September 30, 2018 as compared to the thirty-nine weeks ended September 24, 2017 was primarily due to: (i) certain impairment charges and restaurant closing costs, (ii) labor, operating expense and commodity inflation, (iii) an increase in advertising expense and (iv) changes in product mix. These decreases were offset by an increase in average check per person.

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

The following table provides a summary of sales of franchised restaurants, which are not included in our consolidated financial results. Franchise sales within this table do not represent our sales and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant concepts and in determining our royalties and/or service fees.

FRANCHISE SALES	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
U.S.
Outback Steakhouse (1)	$122	$123	$391	$327
Carrabba’s Italian Grill (1)	4	3	9	7
Bonefish Grill	3	3	11	11
U.S. Total	$129	$129	$411	$345
International
Outback Steakhouse-South Korea	$47	$43	$149	$127
Other	28	28	83	85
International Total	$75	$71	$232	$212
Total franchise sales (2)	$204	$200	$643	$557
_____________________

(1)	In Q2 2017, we sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant, which are now operated as franchises.

(2)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted restaurant-level operating margin

The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 30, 2018		SEPTEMBER 24, 2017
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.4%	32.4%	31.6%	31.6%
Labor and other related	30.4%	30.4%	30.4%	30.4%
Other restaurant operating	24.6%	24.8%	25.1%	25.1%

Restaurant-level operating margin	12.5%	12.4%	13.0%	13.0%

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2018		SEPTEMBER 24, 2017
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.1%	32.1%	31.7%	31.7%
Labor and other related	29.4%	29.4%	29.2%	29.2%
Other restaurant operating	23.7%	23.8%	23.7%	23.9%

Restaurant-level operating margin	14.8%	14.7%	15.4%	15.2%
_________________

(1)
Includes adjustments recorded in Other restaurant operating for the following activities, as described in the Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share table below:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Restaurant and asset impairments and closing costs	$1.0	$—	$3.2	$4.8
Restaurant relocations and related costs	0.2	0.2	0.6	0.7
	$1.2	$0.2	$3.8	$5.5

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Income from operations	$12,537	$5,219	$123,832	$123,395
Operating income margin	1.3%	0.5%	4.0%	3.9%
Adjustments:
Restaurant and asset impairments and closing costs (1)	$2,840	$15,292	$12,021	$31,491
Severance (2)	2,528	1,015	3,493	1,015
Restaurant relocations and related costs (3)	1,560	3,743	4,638	8,101
Legal and contingent matters	—	—	758	—
Transaction-related expenses (4)	—	—	—	1,447
Total income from operations adjustments	$6,928	$20,050	$20,910	$42,054
Adjusted income from operations	$19,465	$25,269	$144,742	$165,449
Adjusted operating income margin	2.0%	2.6%	4.6%	5.3%

Net income attributable to Bloomin’ Brands	$4,072	$5,583	$96,191	$89,341
Adjustments:
Income from operations adjustments	6,928	20,050	20,910	42,054
Gain on disposal of business and other costs (5)	—	(7,570)	—	(14,854)
Loss on extinguishment and modification of debt	—	—	—	260
Total adjustments, before income taxes	6,928	12,480	20,910	27,460
Adjustment to provision for income taxes (6)	(1,643)	(5,074)	(3,762)	(14,018)
Net adjustments	5,285	7,406	17,148	13,442
Adjusted net income	$9,357	$12,989	$113,339	$102,783

Diluted earnings per share	$0.04	$0.06	$1.02	$0.88
Adjusted diluted earnings per share	$0.10	$0.14	$1.20	$1.01

Diluted weighted average common shares outstanding	93,324	95,655	94,489	101,497
_________________

(1)
Represents asset impairment charges and related costs primarily associated with: (i) approved closure and restructuring initiatives, (ii) the restructuring of certain international markets in 2018 and (iii) the remeasurement of certain surplus properties.

(2)	Relates to severance expense incurred primarily as a result of restructuring of certain functions.

(3)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.

(4)
Relates primarily to professional fees related to certain income tax items in which the associated tax benefit is adjusted in Adjustments to provision for income taxes, as described in footnote 6 below.

(5)
Primarily relates to: (i) the sale of 54 U.S. Company-owned restaurants to existing franchisees, (ii) a gain on the sale of one Carrabba’s Italian Grill restaurant and (iii) expenses related to certain surplus properties.

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

Cash and Cash Equivalents - As of September 30, 2018, we had $78.6 million in cash and cash equivalents, of which $24.6 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

We previously considered the earnings in our foreign subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. Given the Tax Act’s significant changes and potential opportunities to repatriate cash free of U.S. federal tax, we continue to evaluate our current permanent reinvestment assertions. This evaluation includes the repatriation of historical earnings (2017 and prior) that have been previously taxed under the Tax Act. See Note 14 - Income Taxes of the Notes to Consolidated Financial Statements for further information regarding the Tax Act.

As of September 30, 2018, we had aggregate E&P from foreign subsidiaries of approximately $103.0 million, which is considered previously taxed income subsequent to the Tax Act. We currently consider the remaining financial statement carrying amounts over the tax basis of our investments in our foreign subsidiaries to be indefinitely reinvested and have not recorded a deferred tax liability. The determination of any unrecorded deferred tax liability on this amount is not practicable due to the uncertainty of how these investments would be recovered.

Closure Initiatives - Total aggregate future undiscounted cash expenditures of $21.6 million to $26.5 million for the Closure Initiatives, primarily related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029.

Capital Expenditures - We estimate that our capital expenditures will total approximately $200.0 million in 2018. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements.

Credit Facilities - As of September 30, 2018, we had $1.1 billion of outstanding borrowings under our Senior Secured Credit Facility. We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance from December 31, 2017 to September 30, 2018:

	SENIOR SECURED CREDIT FACILITY		TOTAL CREDIT FACILITIES
(dollars in thousands)	TERM LOAN A	REVOLVING FACILITY
Balance as of December 31, 2017	$500,000	$600,000	$1,100,000
2018 new debt	—	379,700	379,700
2018 payments	(18,750)	(329,700)	(348,450)
Balance as of September 30, 2018	$481,250	$650,000	$1,131,250

Weighted-average interest rate, as of September 30, 2018	3.95%	3.95%
Principal maturity date	November 2022	November 2022

Credit Agreement - As of September 30, 2018, we had $327.9 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $22.1 million.

The Credit Agreement contains term loan mandatory prepayment requirements of 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount outstanding required to be prepaid may vary based on our leverage

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

ratio and year end results. Other than the required minimum amortization premiums of $25.0 million, we do not anticipate any other payments will be required through September 29, 2019.
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

As of September 30, 2018 and December 31, 2017, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

Cash Flow Hedges of Interest Rate Risk - We have variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt. The 2014 Swap Agreements have an aggregate notional amount of $400.0 million and mature on May 16, 2019. We pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparty based on the 30-day LIBOR rate.

In October 2018, we entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of our variable rate debt. The 2018 Swap Agreements have an aggregate notional amount of $550.0 million, a forward start date of May 16, 2019 (the maturity date of the 2014 Swap Agreements), and mature on November 30, 2022. Under the terms of the 2018 Swap Agreements, we will pay a weighted-average fixed rate of 3.04% on the notional amount and receive payments from the counterparty based on the one-month LIBOR rate. See Note 12 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 30, 2018	SEPTEMBER 24, 2017
Net cash provided by operating activities	$155,196	$223,015
Net cash used in investing activities	(124,303)	(62,535)
Net cash used in financing activities	(76,960)	(196,206)
Effect of exchange rate changes on cash and cash equivalents	(4,861)	1,972
Net decrease in cash, cash equivalents and restricted cash	$(50,928)	$(33,754)

Operating activities - Net cash provided by operating activities decreased during the thirty-nine weeks ended September 30, 2018, as compared to the thirty-nine weeks ended September 24, 2017 primarily due to decreases from: (i) the timing of collections of gift card receivables, (ii) an increase in incentive compensation payments, (iii) the timing of payments on accounts payable and other accrual payments and (iv) higher payments for inventory. These decreases were partially offset by lower income tax payments.

Investing activities - Net cash used in investing activities for the thirty-nine weeks ended September 30, 2018 consisted of capital expenditures, partially offset by proceeds from sale-leaseback transactions and proceeds from the disposal of property, fixtures and equipment.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net cash used in investing activities for the thirty-nine weeks ended September 24, 2017 consisted primarily of capital expenditures, partially offset by proceeds from sale-leaseback transactions and proceeds from refranchising transactions.

Financing activities - Net cash used in financing activities for the thirty-nine weeks ended September 30, 2018 was primarily attributable to the following: (i) the repurchase of common stock, (ii) payment of cash dividends on our common stock, (iii) the repayment of long-term debt and (iv) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by drawdowns on our revolving credit facility, net of repayments and proceeds from share-based compensation.

Net cash used in financing activities for the thirty-nine weeks ended September 24, 2017 was primarily attributable to the following: (i) the repurchase of common stock, (ii) repayments on our PRP Mortgage Loan, (iii) payment of cash dividends on our common stock, (iv) repayments of partner deposits and accrued partner obligations and (v) the purchase of outstanding limited partnership interests in certain restaurants. Net cash used in financing activities was partially offset by proceeds from: (i) the incremental Term loan A-2, (ii) drawdowns on our revolving credit facility, net of repayments, and (iii) the sale of a property that did not qualify for sale-leaseback accounting.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit):

(dollars in thousands)	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Current assets	$228,454	$360,209
Current liabilities	620,649	813,392
Working capital (deficit)	$(392,195)	$(453,183)

Working capital (deficit) includes Unearned revenue primarily from unredeemed gift cards of $202.3 million and $330.8 million as of September 30, 2018 and December 31, 2017, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $81.7 million and $96.3 million as of September 30, 2018 and December 31, 2017, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation was $35.6 million as of September 30, 2018.

We use capital to fund the deferred compensation plans and currently expect annual cash funding of $14.0 million to $16.0 million for 2018. Actual funding of the deferred compensation obligations and future funding requirements may vary significantly depending on the actual performance compared to targets, timing of deferred payments of partner contracts, forfeiture rates, number of partner participants, growth of partner investments and our funding strategy.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DIVIDENDS AND SHARE REPURCHASES

Dividends - In October 2018, the Board declared a quarterly cash dividend of $0.09 per share, payable on November 21, 2018. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that the Board considers relevant.

Share Repurchases - On February 16, 2018, our Board canceled the remaining $55.0 million of authorization under the 2017 Share Repurchase Program and approved a new $150.0 million authorization. The 2018 Share Repurchase Program will expire on August 16, 2019. As of September 30, 2018, we had $51.0 million remaining available for repurchase under the 2018 Share Repurchase Program.

Following is a summary of our dividends and share repurchases from fiscal year 2015 through September 30, 2018:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES (1)	TOTAL
Fiscal year 2015	$29,332	$169,999	$199,331
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2017	30,988	272,736	303,724
First fiscal quarter 2018	8,371	50,996	59,367
Second fiscal quarter 2018	8,363	30,004	38,367
Third fiscal quarter 2018	8,344	17,968	26,312
Total	$116,777	$851,590	$968,367
________________

(1)	Excludes share repurchases for the settlement of taxes related to equity awards of $180, $447, and $770 for fiscal years 2017, 2016 and 2015, respectively.

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

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposure to foreign currency exchange risk is primarily related to fluctuations in the Brazilian Real relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than Brazil. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. For the thirty-nine weeks ended September 30, 2018, a 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net income for our consolidated foreign entities by $35.8 million and $0.6 million, respectively. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 15 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the third quarter of 2018 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended September 30, 2018:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
July 2, 2018 through July 29, 2018	—	$—	—	$69,000,043
July 30, 2018 through August 26, 2018	967,622	$18.57	967,622	$51,032,265
August 27, 2018 through September 30, 2018	—	$—	—	$51,032,265
Total	967,622		967,622
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

Date:	November 2, 2018	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]