Form 10-K
period 2018-12-30
Bloomin' Brands, Inc.
filed 2019-02-27
CIK 1546417

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 30, 2018
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

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Global Select Market) was $1.8 billion.

As of February 22, 2019, 91,399,452 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, expected to be held on April 30, 2019, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BLOOMIN’ BRANDS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For Fiscal Year 2018

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. Important factors that could cause actual results to differ materially from statements made or suggested by forward-looking statements include, but are not limited to, those described in the “Risk Factors” section of this Report and the following:

(i)	Consumer reactions to public health and food safety issues;

(ii)	Our ability to compete in the highly competitive restaurant industry with many well-established competitors and new market entrants;

(iii)	Minimum wage increases and additional mandated employee benefits;

(iv)	Economic conditions and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

(v)	Our ability to protect our information technology systems from interruption or security breach, including cyber security threats, and to protect consumer data and personal employee information;

(vi)	Fluctuations in the price and availability of commodities;

(vii)
Our ability to comply with governmental laws and regulations, the costs of compliance with such laws and regulations and the effects of changes to applicable laws and regulations, including tax laws and unanticipated liabilities;

(viii)	Our ability to effectively respond to changes in patterns of consumer traffic, consumer tastes and dietary habits;

(ix)
Our ability to implement our remodeling, relocation and expansion plans due to uncertainty in locating and acquiring attractive sites on acceptable terms, obtaining required permits and approvals, recruiting and training necessary personnel, obtaining adequate financing and estimating the performance of newly opened, remodeled or relocated restaurants;

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

As of December 30, 2018, we owned and operated 1,193 restaurants and franchised 297 restaurants across 48 states, Puerto Rico, Guam and 20 countries.

The first Outback Steakhouse restaurant opened in 1988 and in 1996, we expanded the Outback Steakhouse concept internationally. OSI Restaurant Partners, LLC (“OSI”), a wholly-owned subsidiary of Bloomin’ Brands, is our primary operating entity.

Our Segments - We consider our restaurant concepts and international markets to be operating segments, which reflects how we manage our business, review operating performance and allocate resources. We aggregate our operating segments into two reportable segments, U.S. and International. The U.S. segment includes all restaurants operating in the U.S., and restaurants operating outside the U.S. are included in the International segment. Following is a summary of reportable segments as of December 30, 2018:

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

U.S. Segment

As of December 30, 2018, in our U.S. segment, we owned and operated 1,068 restaurants and franchised 164 restaurants across 48 states.

Outback Steakhouse - Outback Steakhouse is a casual steakhouse restaurant concept focused on steaks, signature flavors and Australian decor. The Outback Steakhouse menu offers seasoned and seared or wood-fire grilled steaks, chops, chicken, seafood, pasta, salads and seasonal specials. The menu also includes several specialty appetizers, including our signature Bloomin’ Onion®, and desserts, together with full bar service.

Carrabba’s Italian Grill - Offering authentic Italian cuisine passed down from its founders’ family recipes, Carrabba’s Italian Grill uses high quality ingredients to prepare fresh and handmade dishes cooked to order in a lively exhibition kitchen. Featuring a wood-burning grill inspired by the many tastes of Italy, guests can enjoy signature dishes such as our Chicken Bryan and Pollo Rosa Maria, wood-fire grilled steaks and chops, small plates and classic Italian pasta dishes in a welcoming, contemporary atmosphere.

Bonefish Grill - Bonefish Grill specializes in market-fresh fish from around the world, savory wood-grilled specialties and hand-crafted cocktails. Guests are guided through an innovative, seasonal menu, with unique specials and locally-created “Neighborhood Catch” dishes as well as beef and chicken entrées, featuring high quality and fresh ingredients.

BLOOMIN’ BRANDS, INC.

The Bonefish Grill experience helps guests “Escape the Ordinary,” and is based on the premise of simplicity, consistency and a strong commitment to excellence at every level.

Fleming’s Prime Steakhouse & Wine Bar - Fleming’s Prime Steakhouse & Wine Bar is a contemporary steakhouse concept featuring prime cuts of beef, chops, fresh fish, seafood and poultry, salads and side dishes. Guests will find a passion for steak and wine, reflected in an exceptional menu of hand-cut steaks, an award-winning list of wines by the glass, and seasonal menu selections showcasing locally-inspired chef dishes. The steak selection features USDA Prime corn-fed beef, both wet- and dry-aged for flavor and texture, in a variety of sizes and cuts.

International Segment

We have cross-functional, local management to support and grow restaurants in each of the countries where we have Company-owned operations. Our international operations are integrated with our corporate headquarters to leverage enterprise-wide capabilities, including marketing, finance, real estate, information technology, legal, human resources, supply chain management and productivity.

As of December 30, 2018, in our International segment, we owned and operated 125 restaurants and franchised 131 restaurants across 20 countries, Puerto Rico and Guam.

Outback Steakhouse - Our international Outback Steakhouse restaurants have a menu similar to our U.S. menu with additional variety to meet local taste preferences. In addition to the traditional Outback Special sirloin, a typical international menu may feature local beef cuts such as the Aussie Grilled Picanha in Brazil.

Carrabba’s Italian Grill (Abbraccio Cucina Italiana) - Abbraccio Cucina Italiana, our Carrabba’s Italian Grill restaurant concept in Brazil, offers a blend of traditional and modern Italian dishes. The menu varies, with additional pasta and pizza menu offerings, to account for local tastes and customs. Abbraccio Cucina Italiana also has a range of beverage options, including classically inspired cocktails and local favorites with an Italian twist.

Restaurant Overview

Selected Sales Data - Following is sales mix by product type and average check per person for Company-owned restaurants during 2018:

	U.S.				INTERNATIONAL
	Outback Steakhouse	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse & Wine Bar	Outback Steakhouse Brazil
Food & non-alcoholic beverage	90%	85%	78%	74%	84%
Alcoholic beverage	10%	15%	22%	26%	16%
	100%	100%	100%	100%	100%

Average check per person ($USD)	$23	$23	$27	$83		$16
Average check per person (R$)					R$	58

Delivery - During 2017, we completed the rollout of delivery to 240 Outback Steakhouse and Carrabba’s Italian Grill restaurants. In the second half of 2018, we completed the rollout of delivery to more than 200 additional Outback Steakhouse and Carrabba’s Italian Grill restaurants and had over 450 restaurants offering delivery at the end of 2018.

BLOOMIN’ BRANDS, INC.

System-wide Restaurant Summary - Following is a system-wide rollforward of restaurants in operation during 2018:

	DECEMBER 31, 2017	2018 ACTIVITY		DECEMBER 30, 2018	U.S. STATE
		OPENED	CLOSED		COUNT
Number of restaurants:
U.S.
Outback Steakhouse
Company-owned	585	—	(6)	579
Franchised	155	2	(3)	154
Total	740	2	(9)	733	48
Carrabba’s Italian Grill
Company-owned	225	—	(1)	224
Franchised	3	—	—	3
Total	228	—	(1)	227	31
Bonefish Grill
Company-owned	194	—	(4)	190
Franchised	7	—	—	7
Total	201	—	(4)	197	32
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	69	1	—	70	28
Other
Company-owned	2	3	—	5	1
U.S. Total	1,240	6	(14)	1,232
International
Company-owned
Outback Steakhouse - Brazil (1)	87	5	—	92
Other	37	6	(10)	33
Franchised
Outback Steakhouse - South Korea	72	10	(6)	76
Other	53	3	(1)	55
International Total	249	24	(17)	256
System-wide total	1,489	30	(31)	1,488
____________________

(1)	The restaurant counts for Brazil are reported as of November 30, 2018 and 2017, respectively, to correspond with the balance sheet dates of this subsidiary.

RESTAURANT DESIGN AND DEVELOPMENT

Site Design - We generally construct freestanding buildings on leased properties, although certain leased sites are also located in strip shopping centers. Construction of a new restaurant typically takes 60 to 180 days from the date the location is leased or under contract and fully permitted. In the majority of cases, future restaurant development will result from the lease of existing third-party retail space. We typically design the interior of our restaurants in-house, utilizing outside architects to develop construction documents. We have an ongoing remodel program across all of our concepts to maintain the relevance of our restaurants’ ambiance. During 2018, we remodeled the exterior of 42 Outback Steakhouse restaurants and we are currently testing prototypes for our new Outback Steakhouse interior remodel program. Once the prototype is finalized, we expect to substantially complete the Outback Steakhouse interior remodel program over a three-year period, including approximately 35 in 2019.

Site Selection Process - We have a central site selection team comprised of real estate development, property/lease management and design and construction personnel. This site selection team also utilizes a combination of existing field operations managers, internal development personnel and outside real estate brokers to identify and qualify potential sites.

BLOOMIN’ BRANDS, INC.

We have a relocation initiative in process, primarily related to the U.S. Outback Steakhouse brand. This multi-year relocation plan is focused on driving additional traffic to our restaurants by moving legacy restaurants to prime locations within the same trade area. During 2018, we relocated 14 U.S. Outback Steakhouse restaurants and we plan to relocate another 11 U.S. Outback Steakhouse restaurants in 2019.

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

U.S. Development - We opportunistically pursue unit growth across our concepts through existing geography fill-in and market expansion opportunities based on current location mix.

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

Menu innovation and simplification remains a high priority across all concepts. In recent years, we increased certain portion sizes at Outback Steakhouse and Carrabba’s Italian Grill, and introduced a new center-cut sirloin at Outback Steakhouse. At Bonefish Grill, we resumed sourcing fresh fish specials locally and rolled out a new brunch menu in 2018. During 2018, Fleming’s Prime Steakhouse & Wine Bar began localizing menu selections to differentiate the brand from the traditional high-end steakhouse.

INFORMATION SYSTEMS

We leverage technology to support customer engagement, labor and food productivity initiatives and restaurant operations.

To drive customer engagement, we continue to invest in technology infrastructure, including brand websites, online ordering and mobile apps. To increase customer convenience, we are leveraging our existing online ordering infrastructure to facilitate expanded off-premises dining. Additionally, we developed systems to support our new customer loyalty program with a focus on increasing traffic to our restaurants. Investments are also being made in a global supply chain management system to provide better inventory forecasting and replenishment to our restaurants, which will help manage food quality and specifications. We also continue to invest in a range of tools and infrastructure to support risk management and cyber security.

Our integrated point-of-sale system allows us to transact business in our restaurants and communicate sales data through a secure corporate network to our enterprise resource planning system and data warehouse. Our Company-owned restaurants, and most of our franchised restaurants, are connected through a portal that provides our employees and

BLOOMIN’ BRANDS, INC.

franchise partners with access to business information and tools that allow them to collaborate, communicate, train and share information.

ADVERTISING AND MARKETING

We advertise through a diverse set of media channels including but not limited to national/spot television, radio, social media, search engines and other digital tactics. Our concepts have active public relations programs and also rely on national promotions, site visibility, local marketing, digital marketing, direct mail, billboards and point-of-sale materials to promote our restaurants. Recently, we increased our focus on data segmentation and personalization, customer relationship management and digital advertising to be more efficient and relevant with our advertising expenditures. Internationally, we have teams in our developed markets that engage local agencies to tailor advertising to each market and develop relevant and timely promotions based on local consumer demand.

Our multi-branded loyalty program, Dine Rewards, is designed to drive incremental traffic and provide data for customer segmentation and personalization opportunities. Additionally, to help maintain consumer interest and relevance, each concept leverages limited-time offers featuring seasonal specials. We promote limited-time offers through integrated marketing programs that utilize all of our advertising resources.

RESTAURANT OPERATIONS

Management and Employees - The restaurant management staff varies by concept and restaurant size. Our restaurants employ primarily hourly employees, many of whom work part-time. The Restaurant Managing Partner has primary responsibility for the day-to-day operation of the restaurant and is required to follow Company-established operating standards. Area Operating Partners for our casual dining concepts are typically responsible for overseeing the operations of six to 12 restaurants and Restaurant Managing Partners within a specific region.

Area Operating Partner, Restaurant Managing Partner and Chef Partner Programs - In addition to base salary, Area Operating Partners, Restaurant Managing Partners and Chef Partners generally receive performance-based bonuses for providing management and supervisory services to their restaurants, certain of which may be based on a percentage of their restaurants’ monthly operating results or cash flows and/or total controllable income.

Restaurant Managing Partners and Chef Partners in the U.S. may participate in deferred compensation programs and are eligible to receive payments upon completion of their five-year employment agreement. Others receive performance-based bonuses payable upon completion of their five-year employment agreement. To fund deferred compensation arrangements, we may invest in corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of certain of our obligations under the deferred compensation plans. Also, on the fifth anniversary of the opening of each new U.S. Company-owned restaurant, the Area Operating Partner supervising the restaurant during the first five years of operation receives an additional performance-based bonus.

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

Service - In order to better assess and improve our performance, we use third-party research firms to conduct ongoing satisfaction measurement programs that provide us with industry benchmarking information for our Company-owned and franchise locations in the U.S. We have a similar consumer satisfaction measurement program for our international Company-owned and certain international franchise locations and we obtain industry benchmarking information for

BLOOMIN’ BRANDS, INC.

the international markets in which we operate, when available. These programs measure satisfaction across a wide range of experience elements.

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

Beef represents the majority of purchased proteins and of our overall global commodity procurement. In 2018, we primarily purchased our U.S. beef raw materials from four beef suppliers and our Brazil beef raw materials from two beef suppliers. Due to the nature of our industry, we expect to continue purchasing a substantial amount of our beef from a small number of suppliers. Other major commodity categories purchased include produce, dairy, bread and pasta, and energy sources to operate our restaurants, such as natural gas and electricity.

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

Company-owned Restaurants - Company-owned restaurants are restaurants wholly-owned by us or in which we have a majority ownership. Our cash flows from entities in which we have a majority ownership are limited to the portion of our ownership. The results of operations of Company-owned restaurants are included in our consolidated operating results and the portion of income or loss attributable to the noncontrolling interests is eliminated in our Consolidated Statements of Operations and Comprehensive Income.

We pay royalties that range from 0.5% to 1.5% of U.S. sales on the majority of our Carrabba’s Italian Grill restaurants, pursuant to agreements we entered into with the Carrabba’s Italian Grill founders (“Carrabba’s Founders”). Each Carrabba’s Italian Grill restaurant located outside the U.S. pays a one-time lump sum fee to the Carrabba’s Founders,

BLOOMIN’ BRANDS, INC.

which varies depending on the size of the restaurant. No continuing royalty fee is paid to the Carrabba’s Founders for Carrabba’s Italian Grill restaurants located outside the U.S.

Unaffiliated Franchise Program - Our unaffiliated franchise agreements grant third parties rights to establish and operate a restaurant using one of our concepts. Franchised restaurants are required to be operated in accordance with the franchise agreement and in compliance with their respective concept’s standards and specifications.

Under our franchise agreements, each of our franchisees is required to pay an initial franchise fee and monthly royalties based on a percentage of gross restaurant sales. Initial franchise fees are generally $40,000 for U.S. franchisees and range between $40,000 and $75,000 for international franchisees, depending on the market. Some franchisees may also pay administration fees based on a percentage of gross restaurant sales. Following is a summary of royalty fee percentages based on our existing unaffiliated franchise agreements:

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

COMPETITION

The restaurant industry is highly competitive with a substantial number of restaurant operators that compete directly and indirectly with us in respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. There is also active competition for management personnel, attractive suitable real estate sites, supplies and restaurant employees. In addition, competition is influenced strongly by marketing and brand reputation. At an aggregate level, all major U.S. casual dining restaurants and casual dining restaurants in the international markets in which we operate would be considered competitors of our concepts. Further, we face growing competition from the supermarket industry and home delivery services, with improved selections of prepared meals, and from quick service and fast casual restaurants, as a result of higher-quality food and beverage offerings. Internationally, we face increasing competition due to an increase in the number of casual dining restaurant options in the markets in which we operate.

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

BLOOMIN’ BRANDS, INC.

International - Our restaurants outside of the U.S. are subject to similar local laws and regulations as our U.S. restaurants, including labor, food safety and information security. In addition, we are subject to anti-bribery and anti-corruption laws and regulations.

See Item 1A - Risk Factors for a discussion of risks relating to federal, state, local and international regulation of our business.

EXECUTIVE OFFICERS OF THE REGISTRANT
Below is a list of the names, ages, positions and a brief description of the business experience of each of our executive officers as of February 15, 2019.

NAME	AGE	POSITION
Elizabeth A. Smith	55	Chairman of the Board of Directors and Chief Executive Officer
David J. Deno	61	Executive Vice President and Chief Financial and Administrative Officer
Jeffrey Carcara	48	Executive Vice President and President of Bonefish Grill
Donagh M. Herlihy	55	Executive Vice President and Chief Information Officer
Joseph J. Kadow	62	Executive Vice President and Chief Legal Officer
Michael Kappitt	49	Executive Vice President and President of Carrabba’s Italian Grill
Gregg Scarlett	57	Executive Vice President and President of Outback Steakhouse
Sukhdev Singh	55	Executive Vice President and Chief Development Officer - International and Franchising

Elizabeth A. Smith was appointed Chairman in January 2012. Since November 2009, Ms. Smith has served as Chief Executive Officer and as a member of our Board of Directors. Ms. Smith is a member of the Board of Directors of Hilton Worldwide Holdings, Inc. and was previously a member of the Board of Directors of Staples, Inc. from September 2008 to June 2014.

David J. Deno has served as Executive Vice President and Chief Financial and Administrative Officer since October 2013 and previously served as Executive Vice President and Chief Financial Officer from May 2012 to October 2013. From December 2009 to May 2012, Mr. Deno served as Chief Financial Officer of the international division of Best Buy Co. Inc. Mr. Deno previously served as President and later Chief Executive Officer of Quiznos and Chief Financial Officer and later Chief Operating Officer of YUM! Brands, Inc.

Jeffrey Carcara has served as Executive Vice President and President of Bonefish Grill since February 2019. Prior to joining Bloomin’ Brands, Mr. Carcara served as Chief Executive Officer of Emerging Brands at Del Frisco’s Restaurant Group from June 2018 to January 2019; Chief Executive Officer at Barteca Restaurant Group from August 2015 to June 2018; and Chief Operating Officer at Del Frisco’s Restaurant Group from November 2012 to August 2015.

Donagh M. Herlihy has served as Executive Vice President and Chief Information Officer since April 2018. Mr. Herlihy previously served as Executive Vice President and Chief Technology Officer from January 2018 to April 2018 and Executive Vice President, Digital and Chief Information Officer from September 2014 to January 2018. Prior to joining Bloomin’ Brands, Mr. Herlihy was Senior Vice President, Chief Information Officer and eCommerce of Avon Products, Inc. from March 2008 to August 2014.

Joseph J. Kadow has served as Executive Vice President and Chief Legal Officer since April 2005 and has served as Assistant Secretary since February 2016. Mr. Kadow previously served as Secretary from April 1994 to February 2016.

Michael Kappitt has served as Executive Vice President and President of Carrabba’s Italian Grill since February 2016. Mr. Kappitt served as Senior Vice President and Chief Marketing Officer of Bloomin’ Brands from December 2013 to February 2016 and Chief Marketing Officer of Outback Steakhouse from March 2011 to December 2013.

BLOOMIN’ BRANDS, INC.

Gregg Scarlett has served as Executive Vice President and President of Outback Steakhouse since July 2016. Mr. Scarlett previously served as Executive Vice President and President of Bonefish Grill from April 2015 to July 2016; Senior Vice President, Casual Dining Restaurant Operations from January 2013 to April 2015; and Senior Vice President of Operations for Outback Steakhouse from March 2010 to January 2013.

Sukhdev Singh has served as Executive Vice President and Chief Development Officer - International and Franchising since April 2018. Mr. Singh previously served as Executive Vice President and Chief Development Officer and Franchising from May 2015 to April 2018 and Senior Vice President, Chief Development Officer from January 2014 to May 2015. Prior to joining Bloomin’ Brands, Mr. Singh was Chief Development Officer for Darden Restaurants, Inc. from July 2006 to January 2014.

EMPLOYEES

As of December 30, 2018, we employed approximately 93,000 persons, of which approximately 800 are corporate personnel, including 200 in international markets. None of our U.S. employees are covered by a collective bargaining agreement. Various jurisdictional industry-wide labor agreements apply to certain of our employees in Brazil. We consider our employee relations to be in good standing.

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

ADDITIONAL INFORMATION

We make available, free of charge, through our internet website www.bloominbrands.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). Our reports and other materials filed with the SEC are also available at www.sec.gov. The reference to these website addresses does not

BLOOMIN’ BRANDS, INC.

constitute incorporation by reference of the information contained on the websites and should not be considered part of this Report.

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

The majority of our restaurant sales are by credit or debit cards. We also maintain certain personal information regarding our employees and confidential information about our customers, franchisees and suppliers. We segment our card data environment and employ a cyber security protection program, which is based upon proven industry frameworks. This program includes but is not limited to cyber security techniques, tactics and procedures including the deployment of a robust set of security controls, continuous monitoring and detection programs, network protections, stringent vendor selection criteria, secure software development programs and ongoing employee training, awareness and incident response preparedness. In addition, we continuously scan and improve our environment for any vulnerabilities, perform penetration testing, engage third parties to assess effectiveness of our security measures and collaborate with members of the cyber security community. Our cyber security protection program is headed by our Chief Information Security Officer, who briefs our Audit Committee quarterly on cyber security measures in place. However, there are no assurances that such programs will prevent or detect cyber security breaches.

BLOOMIN’ BRANDS, INC.

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

The performance of our restaurants depends on our ability to anticipate and react to changes in the price and availability of food commodities. Our business also incurs significant costs for energy, insurance, labor, marketing and real estate. Prices may be affected by supply, market changes, increased competition, the general risk of inflation, changes in laws, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Increased prices or shortages could affect the cost and quality of the items we buy or require us to raise prices, limit our menu options or implement alternative processes or products. As a result, these events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins.

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

Food service businesses are affected by changes in consumer tastes and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid steak and other products we offer in any of our concepts in favor of foods or ingredients that are perceived as healthier or otherwise reflect popular demand, our business and operating results would be harmed. Various factors such as: (i) the Food and Drug Administration’s menu labeling rules, (ii) nutritional guidelines issued by the United States Department of Agriculture and issuance of similar guidelines or statistical information by state or local municipalities, and (iii) academic studies, may impact consumer choice and cause consumers to select foods other than those that are offered by our restaurants. If we are unable to anticipate or successfully respond to changes in consumer preferences, our results of operations could be adversely affected, generally or in particular concepts or markets.

Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate and other taxes in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes, including the Tax Cuts and Jobs Act (the “Tax Act”) and the Base Erosion Profit Shifting initiative being conducted by the Organization for Economic Co-operation and Development, and the outcome of income tax audits. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits, including our FICA tip credit carryforwards, and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets. Additional tax regulations and interpretations of the Tax Act are expected to be issued, and no assurance can be made that future guidance will not adversely affect our business or financial condition.

BLOOMIN’ BRANDS, INC.

Risks associated with our remodeling, relocation and expansion plans may have adverse effects on our operating results.

As part of our business strategy, we intend to continue to remodel, relocate and expand our current portfolio of restaurants. Our 2019 development schedule calls for approximately 35 Outback Steakhouse interior remodels, 11 U.S. Outback Steakhouse relocations and the construction of approximately 20 new system-wide locations. A variety of factors could cause the actual results and outcome of those plans to differ from the anticipated results, including among other things:

•	the availability of attractive sites for new or relocated restaurants;

•	acquiring or leasing those sites at acceptable prices and other terms;

•	funding or financing our development, given competing priorities for use of capital;

•	obtaining all required permits, approvals and licenses on a timely basis;

•	recruiting and training skilled management and restaurant employees and retaining those employees on acceptable terms;

•	weather, natural disasters and other events or factors beyond our control resulting in construction or other delays; and

•	consumer tastes in new geographic regions and acceptance of our restaurant concepts and awareness of our brands in those regions.

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

We have a significant number of restaurants outside of the United States, and we intend to continue our efforts to grow internationally. There is no assurance that international operations will be profitable or international growth will continue. In addition, if we have a significant concentration of restaurants in a foreign market the impact of any negative local conditions can have a sizable impact on our results.

BLOOMIN’ BRANDS, INC.

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

During 2018, unrest surrounding the presidential election in Brazil led to protests and a lengthy truckers strike that negatively impacted the Brazilian economy, causing supply shortages and transportation gridlock that resulted in lost operating days for many businesses, including our restaurants.

Currency regulations and fluctuations in exchange rates could also affect our performance. We have operations in many foreign countries, including direct investments in restaurants in Brazil and Hong Kong/China, as well as international franchises. Brazil is our largest international market and will continue to be our top international development priority. As a result, we may experience losses from fluctuations in foreign currency exchange rates or any hedging arrangements that we enter into to offset such fluctuations, and such losses could adversely affect our overall sales and earnings.

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

Our success depends on our ability to preserve and grow our brands. Our brand value and reputation are especially important to differentiate our concepts in the highly competitive casual dining sector to achieve sustainable same-restaurant sales growth and warrant new unit growth. Brand value and reputation is based in large part on consumer perceptions, which are driven by both our actions and by actions beyond our control, such as new brand strategies or their implementation, business incidents, ineffective advertising or marketing efforts, or unfavorable mainstream or social media publicity involving us, our industry, our franchisees, or our suppliers. A failure to innovate and extend our brands in ways that are relevant to consumers and occasions in order to generate sustainable same-restaurant traffic growth, and produce non-traditional sales and earnings growth opportunities, could have an adverse effect on our results of operations. Additionally, insufficient focus on our competition or failure to adequately address declines in the casual dining industry, could adversely impact results of operations.

BLOOMIN’ BRANDS, INC.

If our competitors increase their spending on advertising, promotions and loyalty programs, if our advertising, media or marketing expenses increase, or if our advertising, promotions and loyalty programs become less effective than those of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate concise competitive insight, our results of operations could be materially and adversely effected.

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

BLOOMIN’ BRANDS, INC.

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

We depend on frequent deliveries of fresh food products that meet our specifications, and we have a limited number of suppliers for our major products, such as beef. In 2018, we purchased: (i) more than 90% of our U.S. beef raw materials from four beef suppliers that represent more than 80% of the total beef marketplace in the U.S and (ii) more than 90% of our Brazil beef raw materials from two beef suppliers that represent approximately 40% of the total Brazil beef marketplace. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. We also primarily use one supplier in the U.S. and Brazil, respectively, to process beef raw materials to our specifications and we use one distribution company to provide distribution services in the U.S and Brazil, respectively. Although we have not experienced significant problems with our suppliers or distributors, if our suppliers or distributors are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

In addition, if we are unable to maintain current purchasing terms or ensure service availability with our suppliers and distributors, we may lose consumers and experience an increase in costs in seeking alternative supplier or distribution services. The failure to develop and maintain supplier and distributor relationships and any resulting disruptions to the provision of food and other supplies to our restaurant locations could adversely affect our operating results.

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

Adverse weather conditions and natural disasters and other unforeseen events, such as winter storms, severe temperatures, thunderstorms, floods, hurricanes and earthquakes, terrorist attacks, war and widespread/pandemic illness, and the effects of such events on economic conditions and consumer spending patterns, could negatively impact our results of operations. Temporary and prolonged restaurant closures may occur and consumer traffic may decline due to the actual or perceived effects from these events. For example, severe winter weather conditions and hurricanes have impacted our traffic, and that of our franchises, and results of operations in recent years.

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

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters typically involve claims by consumers and others regarding issues such as food borne illness, food safety, premises liability, “dram shop” statute liability, promotional advertising and other operational issues common to the food service industry, as well as contract disputes and intellectual property infringement matters. We are also subject to employee claims against us based on, among other things, discrimination, harassment, wrongful termination, disability, or violation of wage and labor laws. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. The ongoing expense of any resulting lawsuits, and any substantial settlement payment or damage award against us, could adversely affect our business and results of operations. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.

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

BLOOMIN’ BRANDS, INC.

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could adversely affect our business and financial results.

Effective internal control over financial reporting is necessary for us to provide accurate financial information. If we are unable to adequately maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which could cause investors to lose confidence in our reported financial information and negatively affect the trading price of our common stock. Furthermore, we cannot be certain that our internal control over financial reporting and disclosure controls and procedures will prevent all possible error and fraud, including through cyber attacks. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake, which could have an adverse impact on our business. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock, increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Future changes to existing accounting rules, accounting standards, new pronouncements and varying interpretations of pronouncements, or the questioning of current accounting practices may adversely affect our reported financial results. Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, impairment of long-lived assets, leases and related economic transactions, derivatives, intangibles, self-insurance, income taxes, property and equipment, unclaimed property laws and litigation, and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

Risks Related to Our Indebtedness

Our substantial leverage and our ability to refinance our indebtedness in the future could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk in connection with our variable-rate debt.

We are highly leveraged. As of December 30, 2018, our total indebtedness was $1.1 billion and we had $378.5 million in available unused borrowing capacity under our revolving credit facility, net of undrawn letters of credit of $22.0 million.

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

We had $1.1 billion of variable-rate debt outstanding under our Senior Secured Credit Facility as of December 30, 2018. We also have variable-to-fixed interest rate swap agreements with various counterparties to hedge a portion of the cash flows of our variable rate debt. Our active swap agreements have an aggregate notional amount of $400.0 million and mature on May 16, 2019. In October 2018, we entered into new swap agreements that have an aggregate notional amount of $550.0 million, a forward start date of May 16, 2019 and mature on November 30, 2022. While these agreements limit our exposure to higher interest rates, an increase in the floating rate could nonetheless cause a material increase in our interest expense due to the total amount of our outstanding variable rate indebtedness.

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

Certain of our debt agreements limit our and our subsidiaries’ abilities to, among other things, incur or guarantee additional indebtedness, pay dividends on, redeem or repurchase our capital stock, make certain acquisitions or investments, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, merge or consolidate with or into, another company. Our debt agreements require us to satisfy certain financial tests and ratios. Our ability to satisfy such tests and ratios may be affected by events outside of our control.

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

Our ability to make scheduled payments on our debt obligations and to satisfy our operating lease obligations depends upon our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. We cannot be certain that we will maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, or to pay our operating lease obligations. If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations or take other actions to meet our debt service and other obligations. Our debt agreements restrict our ability to dispose of assets and how we may use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due. The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our debt agreements would constitute an event of default under those agreements and the lenders

BLOOMIN’ BRANDS, INC.

could elect to declare all amounts outstanding under them to be immediately due and payable and terminate all commitments to extend further credit.

Risks Related to Our Common Stock

Our stock price is subject to volatility.

The stock market in general is highly volatile. As a result, the market price of our common stock is similarly volatile. The price of our common stock could be subject to wide fluctuations in response to a number of factors, some of which may be beyond our control. These factors include actual or anticipated fluctuations in our operating results, changes in or our ability to achieve estimates of our operating results by analysts, investors or management, analysts’ recommendations regarding our stock or our competitors’ stock, sales of substantial amounts of our common stock by our stockholders, actions or announcements by us or our competitors, the maintenance and growth of the value of our brands, litigation, legislation or other regulatory developments affecting us or our industry, natural disasters, cyber attacks, terrorist acts, war or other calamities and changes in general market and economic conditions.

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

BLOOMIN’ BRANDS, INC.

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

Item 1B. Unresolved Staff Comments

Not applicable.

BLOOMIN’ BRANDS, INC.

Item 2.    Properties

We lease substantially all of our restaurant sites from third parties. We had 1,490 system-wide restaurants located across the following states, territories or countries as of December 30, 2018:

COMPANY-OWNED
U.S.						INTERNATIONAL
Alabama	19	Kentucky	17	Ohio	48	Brazil (1)	112
Arizona	13	Louisiana	23	Oklahoma	11	China (Mainland)	1
Arkansas	11	Maryland	40	Pennsylvania	45	Hong Kong	12
California	14	Massachusetts	15	Rhode Island	3
Colorado	14	Michigan	34	South Carolina	37
Connecticut	11	Minnesota	8	South Dakota	1
Delaware	4	Mississippi	1	Tennessee	36
Florida	222	Missouri	13	Texas	69
Georgia	48	Nebraska	7	Utah	1
Hawaii	6	Nevada	6	Vermont	1
Illinois	25	New Hampshire	3	Virginia	60
Indiana	23	New Jersey	39	West Virginia	8
Iowa	7	New York	41	Wisconsin	12
Kansas	7	North Carolina	65
Total U.S. company-owned					1,068	Total International company-owned	125
FRANCHISE
U.S.				INTERNATIONAL
Alabama	1	Montana	3	Australia	8	Malaysia	2
Alaska	1	Nevada	10	Bahamas	1	Mexico	5
Arizona	14	New Mexico	5	Brazil	1	Philippines	4
California	60	Oregon	6	Canada	2	Puerto Rico	4
Colorado	16	South Dakota	1	Costa Rica	1	Qatar	1
Florida	1	Tennessee	3	Dominican Republic	2	Saudi Arabia	5
Georgia	1	Utah	5	Ecuador	1	Singapore	1
Idaho	6	Virginia	1	Guam	1	South Korea	76
Kentucky	1	Washington	20	Indonesia	4	Thailand	1
Mississippi	7	Wyoming	2	Japan	10	Turks and Caicos	1
Total U.S. franchise			164	Total International franchise			131
____________________

(1)	The restaurant count for Brazil is reported as of November 30, 2018 to correspond with the balance sheet date of this subsidiary.

Following is a summary of the location and leased square footage for our corporate offices as of December 30, 2018:

LOCATION	USE	SQUARE FEET	LEASE EXPIRATION
Tampa, Florida	Corporate Headquarters	168,000	1/31/2025
São Paulo, Brazil	Brazil Operations Center	17,000	7/31/2021

Item 3.    Legal Proceedings

For a description of our legal proceedings, see Note 19 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

BLOOMIN’ BRANDS, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION AND DIVIDENDS

Our common stock is listed on the Nasdaq Global Select Market under the symbol “BLMN”.

In 2014, our Board of Directors (our “Board”) adopted a dividend policy under which we have paid quarterly cash dividends on shares of our common stock since 2015. Future dividend payments will depend on earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant. The terms of our debt agreements permit regular quarterly dividend payments, subject to certain restrictions.

HOLDERS

As of February 15, 2019, there were 10 holders of record of our common stock. The number of registered holders does not include holders who are beneficial owners whose shares are held in street name by brokers and other nominees.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents the securities authorized for issuance under our equity compensation plans as of December 30, 2018:

(shares in thousands)	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (1)
Equity compensation plans approved by security holders	6,190	$18.30	4,635
____________________

(1)
The shares remaining available for issuance may be issued in the form of stock options, restricted stock, restricted stock units or other stock awards under the 2016 Omnibus Incentive Compensation Plan.

BLOOMIN’ BRANDS, INC.

STOCK PERFORMANCE GRAPH

The following graph depicts total return to stockholders from December 31, 2013 through December 30, 2018, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and in each index on December 31, 2013 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	DECEMBER 31, 2013	DECEMBER 28, 2014	DECEMBER 27, 2015	DECEMBER 25, 2016	DECEMBER 31, 2017	DECEMBER 30, 2018
Bloomin’ Brands, Inc. (BLMN)	$100.00	$98.92	$72.04	$78.18	$92.95	$77.93
Standard & Poor’s 500	100.00	115.29	116.17	130.42	157.17	148.98
Standard & Poor’s Consumer Discretionary	100.00	109.75	121.21	129.76	157.47	157.03

BLOOMIN’ BRANDS, INC.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding our purchases of common stock during the thirteen weeks ended December 30, 2018:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
October 1, 2018 through October 28, 2018	—	$—	—	$51,032,265
October 29, 2018 through November 25, 2018	691,066	$21.71	691,066	$36,032,538
November 26, 2018 through December 30, 2018	—	$—	—	$36,032,538
Total	691,066		691,066
____________________

(1)
On February 16, 2018, our Board of Directors authorized the repurchase of $150.0 million of our outstanding common stock as announced in our press release issued on February 22, 2018 (the “2018 Share Repurchase Program”). On February 12, 2019, our Board of Directors canceled the remaining $36.0 million of authorization under the 2018 Share Repurchase Program and approved a new $150.0 million authorization (the “2019 Share Repurchase Program”), as announced in our press release issued on February 14, 2019. The 2019 Share Repurchase Program will expire on August 12, 2020.

BLOOMIN’ BRANDS, INC.

Item 6. Selected Financial Data

	FISCAL YEAR
	2018	2017	2016	2015	2014
(in thousands, except share and per share data)		(Restated) (1)	(Restated) (1)
Operating Results:
Revenues
Restaurant sales	$4,060,871	$4,164,063	$4,221,920	$4,349,921	$4,415,783
Franchise and other revenues	65,542	59,073	38,753	27,755	26,928
Total revenues (2)	$4,126,413	$4,223,136	$4,260,673	$4,377,676	$4,442,711
Income from operations (3)	$145,253	$138,686	$123,750	$230,925	$191,964
Net income including noncontrolling interests (3) (4)	$109,538	$103,608	$43,987	$131,560	$95,926
Net income attributable to Bloomin’ Brands (3) (4)	$107,098	$101,293	$39,388	$127,327	$91,090
Basic earnings per share	$1.16	$1.05	$0.35	$1.04	$0.73
Diluted earnings per share (5)	$1.14	$1.02	$0.34	$1.01	$0.71
Cash dividends declared per common share	$0.36	$0.32	$0.28	$0.24	$—
Balance Sheet Data:
Total assets	$2,464,774	$2,561,894	$2,622,810	$3,032,569	$3,338,240
Total debt, net	$1,094,775	$1,118,104	$1,089,485	$1,316,864	$1,309,797
Total stockholders’ equity (1)(6)	$54,817	$81,231	$226,063	$454,970	$556,449
Common stock outstanding (6)	91,272	91,913	103,922	119,215	125,950
Cash Flow Data:
Investing activities:
Capital expenditures	$(208,224)	$(260,589)	$(260,578)	$(210,263)	$(237,868)
Proceeds from sale-leaseback transactions, net	16,160	98,840	530,684	—	—
Financing activities:
Repurchase of common stock (6)	$(113,967)	$(272,916)	$(310,334)	$(170,769)	$(930)
____________________
Note: This selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, included in Item 8 of this Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

(1)
See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing Accounting Standards Update No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers (“ASU No. 2014-09”).

(2)
There were 53 operating weeks in 2017, versus 52 operating weeks for all other periods presented. This additional week resulted in an increase in Total revenues of $80.4 million during 2017. Due to the change in our fiscal year end in 2014, Total revenues for 2015 include $24.3 million of higher restaurant sales and Total revenues in 2014 include $46.0 million of lower restaurant sales.

(3)
2018 includes: (i) $29.5 million of asset impairments and closing costs primarily related to the restructuring of certain international markets, including Puerto Rico and China, certain approved closure and restructuring initiatives, reclassification of assets to held for sale in connection with refranchising certain restaurants and the restructuring of our Express concept, (ii) $8.6 million of asset impairments and restaurant closing costs related to the relocation of certain restaurants and (iii) $3.5 million of severance expense from the restructuring of certain functions. 2017 results include: (i) $42.8 million of asset impairments and closing costs primarily related to certain closure and restructuring initiatives, the remeasurement of certain surplus properties and for our China subsidiary, (ii) $12.5 million of asset impairments and restaurant closing costs related to the relocation of certain restaurants and (iii) $11.0 million of severance expense incurred as a result of a restructuring event. 2016 results include: (i) $51.4 million of asset impairments and closing costs related to certain closure and restructuring initiatives, (ii) $43.1 million of asset impairments related to the refranchising of Outback Steakhouse South Korea and for our Puerto Rico subsidiary, (iii) $7.2 million of asset impairments and restaurant closing costs related to the relocation of certain restaurants and (iv) $5.5 million of severance expense as a result of a restructuring event and the relocation of our Fleming’s operations center to the corporate home office. 2015 includes: $4.9 million of higher income from operations due to a change in our fiscal year end and $31.8 million of asset impairments and restaurant closing costs related to certain closure and restructuring initiatives. 2014 includes: (i) $9.2 million of lower income from operations due to a change in our fiscal year end, (ii) $26.8 million of asset impairments due to certain closure and restructuring initiatives, (iii) $24.0 million of asset impairments related to our Roy’s concept and corporate airplanes and (iv) $9.0 million of severance related to our organizational realignment.

(4)	Includes $27.0 million in 2016 and $11.1 million in 2014 of loss on defeasance, extinguishment and modification of debt.

(5)	Fiscal year 2017 includes $0.11 of additional diluted earnings per share from a 53rd operating week.

(6)
During 2018, 2017, 2016 and 2015, we repurchased 5.1 million, 13.8 million, 16.6 million and 7.6 million shares, respectively, of our outstanding common stock. During 2018, we issued 4.0 million shares of our common stock through the exercise of stock options.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes.

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 30, 2018, we owned and operated 1,193 restaurants and franchised 297 restaurants across 48 states, Puerto Rico, Guam and 20 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Executive Summary

Our 2018 financial results include:

•
A decrease in total revenues of 2.3% to $4.1 billion in 2018 as compared to 2017, driven primarily by restaurant sales during the 53rd week of 2017, domestic refranchising and the effect of foreign currency translation. This decrease was partially offset by higher comparable restaurant sales and the net impact of restaurant openings and closures.

•
Income from operations increased to $145.3 million in 2018 as compared to $138.7 million in 2017, primarily due to increases in average check per person, productivity initiatives, lower general and administrative expense, and lower impairment charges and restaurant closing costs. These increases were partially offset by commodity, labor and operating expense inflation, the impact of the 53rd week in 2017, increased rent expense and increased depreciation and amortization expense.

Following is a summary of factors that impacted our operating results and liquidity in 2018 and significant actions we have taken during the year:

International Restructuring - During the thirteen weeks and fiscal year ended December 30, 2018, we recognized asset impairment and closure charges of $4.8 million and $13.9 million, respectively, related to restructuring of certain international markets, including Puerto Rico and China.

Express Concept Restructuring - During the thirteen weeks and fiscal year ended December 30, 2018, we recognized asset impairment of $7.4 million related to the restructuring of our Express concept. As a part of the restructuring, three Express locations closed in January 2019.

Assets Held for Sale - In December 2018, we signed a purchase agreement with a buyer to sell 18 of our existing U.S. Company-owned Carrabba’s Italian Grill locations for $3.6 million, less certain purchase price adjustments. In connection with the decision to sell these restaurants, we recognized impairment charges of $5.5 million. After the expected completion of the sale in the first half of 2019, these restaurant locations will be operated as franchises. See Note 4 - Disposals of the Notes to the Consolidated Financial Statements for further information.

Share Repurchase Programs and Dividends - We repurchased 5.1 million shares of common stock during 2018 for a total of $114.0 million and paid $33.3 million of dividends. On February 12, 2019, our Board canceled the remaining $36.0 million of authorization under the 2018 Share Repurchase Program and approved a new $150.0 million authorization. The 2019 Share Repurchase Program will expire on August 12, 2020.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Impact of Political Unrest in Brazil

Recently, unrest in Brazil ahead of the October presidential election, including a truckers strike, resulted in lost operating days for many businesses, including our restaurants. We have already seen stronger trends in Brazil, including positive comparable restaurant sales in the fourth quarter of 2018 and believe consumer confidence will resume an upward trend in 2019.

Fiscal Year

We utilize a 52-53 week year ending on the last Sunday in December. In a 52 week fiscal year, each of our quarterly periods comprise 13 weeks. The additional operating week in a 53 week fiscal year is added to the fourth quarter. Fiscal year 2017 consisted of 53 weeks and fiscal years 2018 and 2016 consisted of 52 weeks. The additional operating week during fiscal year 2017 resulted in increases of $80.4 million of Total revenues and $0.11 of diluted earnings per share.

Business Strategies

In 2019, our key business strategies include:

•
Enhance the 360-Degree Customer Experience. We plan to continue to make investments to enhance our core guest experience, increase off-premises dining occasions, remodel and relocate restaurants, invest in digital marketing and data personalization and utilize the Dine Rewards loyalty program and multimedia marketing campaigns to drive traffic.

•	Maximize International Opportunity. We continue to focus on existing geographic regions in South America, with strategic expansion in Brazil, and pursue global franchise opportunities.

•
Drive Long-Term Shareholder Value. We plan to drive long-term shareholder value by reinvesting operational cash flow into our business, improving our credit profile and returning excess cash to shareholders through share repurchases and dividends.

•
Enrich Engagement Among Stakeholders. We take the responsibility to our people, customers and communities seriously and continue to invest in programs that support the wellbeing of those engaged with us.

We intend to fund our business strategies, drive revenue growth and margin improvement, in part by reinvesting savings generated by productivity initiatives across our businesses.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Key Performance Indicators

Key measures that we use in evaluating our restaurants and assessing our business include the following:

•	Average restaurant unit volumes—average sales (excluding gift card breakage) per restaurant to measure changes in consumer traffic, pricing and development of the brand;

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

Restaurant-level operating margin is widely regarded in the industry as a useful metric to evaluate restaurant level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Cost of sales, Labor and other related and Other restaurant operating expense (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statement of Operations. The following categories of our revenue and operating expenses are not included in restaurant-level operating margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	DECEMBER 30, 2018	DECEMBER 31, 2017	DECEMBER 25, 2016
Number of restaurants (at end of the period):
U.S.
Outback Steakhouse
Company-owned (1)	579	585	650
Franchised (1)	154	155	105
Total	733	740	755
Carrabba’s Italian Grill
Company-owned (1)	224	225	242
Franchised (1)	3	3	2
Total	227	228	244
Bonefish Grill
Company-owned	190	194	204
Franchised	7	7	6
Total	197	201	210
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	70	69	68
Other
Company-owned	5	2	—
U.S. Total	1,232	1,240	1,277
International
Company-owned
Outback Steakhouse - Brazil (2)	92	87	83
Other	33	37	29
Franchised
Outback Steakhouse - South Korea	76	72	73
Other	55	53	54
International Total	256	249	239
System-wide total	1,488	1,489	1,516
____________________

(1)	In 2017, we sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant, which are now operated as franchises.

(2)	The restaurant counts for Brazil are reported as of November 30, 2018, 2017 and 2016, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, as indicated:

	FISCAL YEAR
	2018	2017 (1)	2016 (1)
Revenues
Restaurant sales	98.4%	98.6%	99.1%
Franchise and other revenues	1.6	1.4	0.9
Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (2)	31.9	31.6	32.1
Labor and other related (2)	29.5	29.3	28.7
Other restaurant operating (2)	23.8	23.9	23.8
Depreciation and amortization	4.9	4.6	4.5
General and administrative	6.9	7.3	6.3
Provision for impaired assets and restaurant closings	0.9	1.2	2.5
Total costs and expenses	96.5	96.7	97.1
Income from operations	3.5	3.3	2.9
Loss on defeasance, extinguishment and modification of debt	—	(*)	(0.6)
Other (expense) income, net	(*)	0.4	*
Interest expense, net	(1.1)	(1.1)	(1.1)
Income before benefit for income taxes	2.4	2.6	1.2
(Benefit) provision for income taxes	(0.3)	0.1	0.2
Net income	2.7	2.5	1.0
Less: net income attributable to noncontrolling interests	0.1	0.1	0.1
Net income attributable to Bloomin’ Brands	2.6%	2.4%	0.9%
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

(2)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Revenues

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the periods indicated:

	FISCAL YEAR
(dollars in millions):	2018	2017 (1)
For fiscal years 2017 and 2016 (1)	$4,164.1	$4,221.9
Change from:
Impact of the 53rd week in 2017	(79.9)	79.9
Divestiture of restaurants through refranchising transactions	(64.4)	(209.4)
Effect of foreign currency translation	(43.7)	36.0
Restaurant closings	(42.7)	(84.3)
Comparable restaurant sales (2)	68.3	45.9
Restaurant openings (2)	59.2	74.1
For fiscal years 2018 and 2017	$4,060.9	$4,164.1
____________________

(1)
Restaurant sales have been restated for 2017 and 2016. See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

(2)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The decrease in Restaurant sales in 2018 as compared to 2017 was primarily due to: (i) restaurant sales during the 53rd week of 2017, (ii) domestic refranchising in 2017, (iii) the effect of foreign currency translation, due to the depreciation of the Brazilian Real and (iv) the closing of 65 restaurants since December 25, 2016. The decrease in Restaurant sales was partially offset by higher comparable restaurant sales and sales from 49 new restaurants not included in our comparable restaurant sales base.

The decrease in Restaurant sales in 2017 as compared to 2016 was primarily due to refranchising internationally and domestically and the closing of 57 restaurants since December 27, 2015. The decrease in Restaurant sales was partially offset by: (i) restaurant sales during the 53rd week of 2017, (ii) sales from 69 new restaurants not included in our comparable restaurant sales base, (iii) higher comparable restaurant sales and (iv) the effect of foreign currency translation, due to the appreciation of the Brazilian Real.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks, for the periods indicated:

	FISCAL YEAR
	2018	2017	2016
(dollars in thousands)		(Restated) (1)	(Restated) (1)
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$3,580	$3,514	$3,329
Carrabba’s Italian Grill	$2,887	$2,946	$2,845
Bonefish Grill	$3,012	$3,058	$2,991
Fleming’s Prime Steakhouse & Wine Bar	$4,358	$4,390	$4,221
International
Outback Steakhouse - Brazil (2)	$3,856	$4,429	$3,856

Operating weeks:
U.S.
Outback Steakhouse	30,265	31,969	33,812
Carrabba’s Italian Grill	11,660	12,125	12,658
Bonefish Grill	9,981	10,411	10,667
Fleming’s Prime Steakhouse & Wine Bar	3,628	3,585	3,469
International
Outback Steakhouse - Brazil	4,711	4,441	4,096
____________________

(1)
Restaurant sales have been restated for 2017 and 2016. See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

(2)	Translated at average exchange rates of 3.59, 3.20 and 3.50 for 2018, 2017 and 2016, respectively.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases), for the periods indicated:

	FISCAL YEAR
	2018 (1)	2017 (2)	2016
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more) (3):
U.S.
Outback Steakhouse	4.0%	1.8%	(2.3)%
Carrabba’s Italian Grill	0.2%	(1.2)%	(2.7)%
Bonefish Grill	0.5%	(1.7)%	(0.5)%
Fleming’s Prime Steakhouse & Wine Bar	0.8%	(0.4)%	(0.2)%
Combined U.S.	2.5%	0.5%	(1.9)%
International
Outback Steakhouse - Brazil (4)	(1.5)%	6.3%	6.7%

Traffic:
U.S.
Outback Steakhouse	0.9%	0.3%	(5.7)%
Carrabba’s Italian Grill	(4.1)%	(4.2)%	(2.7)%
Bonefish Grill	(2.6)%	(2.8)%	(3.7)%
Fleming’s Prime Steakhouse & Wine Bar	(4.3)%	(5.5)%	(2.2)%
Combined U.S.	(0.8)%	(1.3)%	(4.7)%
International
Outback Steakhouse - Brazil	(4.4)%	(0.2)%	0.2%

Average check per person increases (5):
U.S.
Outback Steakhouse	3.1%	1.5%	3.4%
Carrabba’s Italian Grill	4.3%	3.0%	—%
Bonefish Grill	3.1%	1.1%	3.2%
Fleming’s Prime Steakhouse & Wine Bar	5.1%	5.1%	2.0%
Combined U.S.	3.3%	1.8%	2.8%
International
Outback Steakhouse - Brazil	2.8%	6.3%	6.5%
____________________

(1)	For 2018, U.S. comparable restaurant sales compare the 52 weeks from January 1, 2018 through December 30, 2018 to the 52 weeks from January 2, 2017 through December 31, 2017.

(2)	For 2017, U.S. comparable restaurant sales compare the 53 weeks from December 26, 2016 through December 31, 2017 to the 53 weeks from December 28, 2015 through January 1, 2017.

(3)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(4)	Includes trading day impact from calendar period reporting.

(5)	Average check per person increases includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Franchise and other revenues

	FISCAL YEAR
	2018	2017	2016
(dollars in millions)		(Restated) (1)	(Restated) (1)
Franchise revenues (2)	$52.9	$47.0	$32.3
Other revenues	12.6	12.1	6.5
Franchise and other revenues	$65.5	$59.1	$38.8
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

(2)	Represents franchise royalties, advertising fees and initial franchise fees.

COSTS AND EXPENSES

Cost of sales

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2018	2017	Change	2017	2016	Change
Cost of sales	$1,295.6	$1,317.1		$1,317.1	$1,354.9
% of Restaurant sales	31.9%	31.6%	0.3%	31.6%	32.1%	(0.5)%

Cost of sales, consisting of food and beverage costs, increased as a percentage of Restaurant sales in 2018 as compared to 2017 primarily due to 0.8% from higher beef and other commodity costs, partially offset by decreases as a percentage of Restaurant sales primarily due to 0.7% from increases in average check per person.

Cost of sales decreased as a percentage of Restaurant sales in 2017 as compared to 2016 was primarily due to: (i) 0.4% from increases in average check per person, (ii) 0.4% from lower beef costs and (iii) 0.3% from the impact of certain cost savings initiatives. These decreases were partially offset by increases as a percentage of Restaurant sales primarily due to 0.5% from higher other commodity costs.

In 2019, we expect commodity costs to increase approximately 2%.

Labor and other related expenses

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2018	2017	Change	2017	2016	Change
Labor and other related	$1,197.3	$1,219.6		$1,219.6	$1,211.3
% of Restaurant sales	29.5%	29.3%	0.2%	29.3%	28.7%	0.6%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to Restaurant Managing Partners, costs related to field deferred compensation plans and other field incentive compensation expenses. Labor and other related expenses increased as a percentage of Restaurant sales for 2018 as compared to 2017 primarily due to 1.0% from wage rate increases. This increase was partially offset by decreases as a percentage of Restaurant sales primarily due to 0.5% from increases in average check per person and 0.3% impact from certain cost savings initiatives.

Labor and other related expenses increased as a percentage of Restaurant sales for 2017 as compared to 2016 primarily due to 1.5% of higher kitchen and service labor costs due to higher wage rates and investments in our service model. This increase was partially offset by decreases as a percentage of Restaurant sales primarily due to 0.6% from increases in average check per person and 0.2% impact from the refranchising of Outback Steakhouse South Korea in 2016.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In 2019, we anticipate approximately 4% labor cost inflation.

Other restaurant operating expenses

	FISCAL YEAR			FISCAL YEAR
	2018	2017		2017	2016
(dollars in millions):		(Restated) (1)	Change	(Restated) (1)	(Restated) (1)	Change
Other restaurant operating	$967.1	$996.2		$996.2	$1,004.4
% of Restaurant sales	23.8%	23.9%	(0.1)%	23.9%	23.8%	0.1%
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Other restaurant operating expenses decreased as a percentage of Restaurant sales for 2018 as compared to 2017 primarily due to: (i) 0.3% from the impact of certain cost savings initiatives, (ii) 0.2% from increases in average check per person and (iii) 0.1% from lower advertising expense. These decreases were partially offset by increases as a percentage of Restaurant sales primarily due to 0.3% from operating expense inflation and 0.2% from higher rent expense.

Other restaurant operating expenses increased for 2017 as compared to 2016 and was the result of increases as a percentage of Restaurant sales primarily due to 0.5% from operating expense inflation and 0.3% from higher rent expense due to the sale-leaseback of certain properties. These increases were partially offset by a decrease as a percentage of Restaurant sales primarily due to 0.6% from lower advertising expenses and 0.2% from the impact of certain cost savings initiatives.

Depreciation and amortization

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2018	2017	Change	2017	2016	Change
Depreciation and amortization	$201.6	$192.3	$9.3	$192.3	$193.8	$(1.5)

Depreciation and amortization increased for 2018 as compared to 2017 primarily due to additional depreciation expense related to restaurant openings and relocations, and technology projects. These increases were partially offset by the impact of: (i) fewer remodeled restaurants, (ii) domestic refranchising and (iii) assets impaired in connection with international restructuring in 2017.

Depreciation and amortization decreased for 2017 as compared to 2016 primarily due to: (i) disposal of assets related to the sale-leaseback of certain properties, (ii) refranchising internationally and domestically and (iii) assets impaired in connection with the 2017 Closure Initiative (as defined below), partially offset by additional depreciation expense related to the opening of new restaurants and the relocation or remodel of our existing restaurants.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative expenses

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the changes in General and administrative expense for the periods indicated below:

	FISCAL YEAR
(dollars in millions):	2018	2017
For fiscal years 2017 and 2016	$307.0	$268.0
Change from:
Compensation, benefits and payroll tax	(8.7)	(4.9)
Severance	(7.2)	4.4
Incentive compensation (1)	(6.9)	23.0
Foreign currency exchange	(2.6)	2.6
Computer expense	3.0	1.7
Life insurance and deferred compensation	0.7	2.8
Legal and professional fees	0.5	5.9
Other	(3.1)	3.5
For fiscal years 2018 and 2017	$282.7	$307.0
____________________

(1)	Includes retention compensation and excludes stock-based compensation.

Provision for impaired assets and restaurant closings

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2018	2017	Change	2017	2016	Change
Provision for impaired assets and restaurant closings	$36.9	$52.3	$(15.4)	$52.3	$104.6	$(52.3)

Restructuring and Closure Initiatives - Following is a summary of expenses related to the 2017 Closure Initiative and Bonefish Restructuring (the “Closure Initiatives”) recognized in Provision for impaired assets and restaurant closings in our Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	FISCAL YEAR
(dollars in millions)	2018	2017	2016
Impairment, facility closure and other expenses
2017 Closure Initiative (1)	$1.7	$20.4	$46.5
Bonefish Restructuring (2)	1.4	3.8	4.9
Impairment, facility closure and other expenses for Closure Initiatives	$3.1	$24.2	$51.4
________________

(1)
In February and August 2017, we decided to close 43 underperforming restaurants in the U.S. and two Abbraccio restaurants outside of the core markets of São Paulo and Rio de Janeiro in Brazil (the “2017 Closure Initiative”).

(2)	In February 2016, we decided to close 14 Bonefish restaurants (the “Bonefish Restructuring”).

International Restructuring - During the thirteen weeks and fiscal year ended December 30, 2018, we recognized asset impairment and closure charges of $4.8 million and $13.9 million, respectively, related to restructuring of certain international markets, including Puerto Rico and China, within the International segment. During 2017, we recognized asset impairment and closure charges of $6.3 million related to restructuring of our China subsidiary, within the International segment.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Express Concept Restructuring - During the thirteen weeks and fiscal year ended December 30, 2018, we recognized asset impairment of $7.4 million related to the restructuring of our Express concept, within the U.S. segment. As a part of the restructuring, three Express locations closed in January 2019.

Refranchising - In December 2018, we entered into an agreement to sell certain existing U.S. Company-owned Carrabba’s Italian Grill locations. In connection with the decision to sell these restaurants, we recognized impairment charges of $5.5 million during the thirteen weeks and fiscal year ended December 30, 2018, within the U.S. segment.

Surplus Properties - During 2017, we recognized impairment charges of $10.7 million in connection with the remeasurement of certain surplus properties currently leased to the owners of our former restaurant concepts, within the U.S. segment.

Sale of Outback Steakhouse South Korea - In connection with the decision to sell Outback Steakhouse South Korea, we recognized an impairment charge of $39.6 million during 2016, within the International segment.

Other Impairments - During 2016, we recognized impairment charges of $3.5 million for our Puerto Rico subsidiary, within the U.S. segment.

The remaining restaurant impairment and closing charges primarily resulted from locations identified for remodel, relocation, sale or closure and lease liabilities.

Income from operations

	FISCAL YEAR			FISCAL YEAR
	2018	2017		2017	2016
(dollars in millions):		(Restated) (1)	Change	(Restated) (1)	(Restated) (1)	Change
Income from operations	$145.3	$138.7		$138.7	$123.8
% of Total revenues	3.5%	3.3%	0.2%	3.3%	2.9%	0.4%
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

The increase in income from operations during 2018 as compared to 2017 was primarily due to: (i) increases in average check per person, (ii) the impact of certain cost saving initiatives, (iii) lower general and administrative expense and (iv) lower impairment charges and restaurant closing costs. These increases were partially offset by: (i) commodity, labor and operating expense inflation, (ii) the impact of the 53rd week in 2017, (iii) increased rent expense and (iv) higher depreciation and amortization expense.

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

Loss on defeasance, extinguishment and modification of debt

We recognized losses on defeasance, extinguishment and modification of debt in connection with defeasance of the 2012 CMBS loan in 2016, the amendment of our mortgage loan in 2016 and refinancing of our Senior Secured Credit Facility in 2017.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other (expense) income, net

Other (expense) income, net, includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations. We recorded Other (expense) income primarily in connection with gains on sale of 55 of our U.S. Company-owned locations in 2017 and gain on refranchising of Outback Steakhouse South Korea in 2016.

We continue to pursue refranchising opportunities in select markets as we look to further optimize our restaurant portfolio. As a result of these transactions, we may record future net gains or losses, impairment charges and transaction related expenses.

Interest expense, net

	FISCAL YEAR			FISCAL YEAR
(dollars in millions):	2018	2017	Change	2017	2016	Change
Interest expense, net	$44.9	$41.4	$3.5	$41.4	$45.7	$(4.3)

The increase in Interest expense, net in 2018 as compared to 2017 was primarily due to: (i) additional draws on our revolving credit facility, (ii) our May 2017 incremental term loan borrowing and (iii) higher interest rates. These increases were partially offset by lower interest expense from our derivative instruments and repayment of our mortgage loan in 2017.

The decrease in Interest expense, net in 2017 as compared to 2016 was primarily due to refinancing of the 2012 CMBS loan in February 2016 and subsequent repayment of our mortgage loan in April 2017, partially offset by additional draws on our revolving credit facility and increasing interest rates.

(Benefit) provision for income taxes

	FISCAL YEAR			FISCAL YEAR
	2018	2017 (1)	Change	2017 (1)	2016 (1)	Change
Effective income tax rate	(9.2)%	6.8%	(16.0)%	6.8%	16.4%	(9.6)%
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

The net decrease in the effective income tax rate in 2018 as compared to 2017 was primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as part of the Tax Act. The remaining decrease was primarily due to employment-related credits being a higher percentage of net income in 2018 and excess tax benefits from equity-based compensation arrangements recorded in 2018. These decreases were partially offset by the domestic manufacturing deduction and the cumulative effect of the Tax Act recorded in 2017.

The net decrease in the effective income tax rate in 2017 as compared to 2016 was primarily due to impairment and additional tax liabilities recorded in connection with the refranchising of Outback Steakhouse South Korea in 2016. The remaining decrease was primarily due to a domestic manufacturing deduction and excess tax benefits from equity-based compensation arrangements recorded in 2017. These decreases were mostly offset by employment-related credits being a lower percentage of net income in 2017 relative to 2016 and the impact of implementing the Tax Act.

The effective income tax rate for 2018 was lower than the blended federal and state statutory rate of approximately 26%, primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips and excess tax benefits from equity-based compensation arrangements. The effective income tax rate for 2017 was lower than the blended federal and state statutory rate of approximately 39%, primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips and the cumulative effective of the Tax Act. The effective income tax rate for 2016 was lower than the

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

blended federal and state statutory rate of approximately 39%, primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips.

Segments

We consider our restaurant concepts and international markets to be operating segments, which reflects how we manage our business, review operating performance and allocate resources. Resources are allocated and performance is assessed by our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker. We aggregate our operating segments into two reportable segments, U.S. and International. The U.S. segment includes all restaurants operating in the U.S. while restaurants operating outside the U.S. are included in the International segment.

Revenues for both segments include only transactions with customers and excludes intersegment revenues. Excluded from income from operations for U.S. and International are legal and certain corporate costs not directly related to the performance of the segments, most stock-based compensation expenses and certain bonus expenses.

Refer to Note 20 - Segment Reporting of the Notes to Consolidated Financial Statements for a reconciliation of segment income (loss) from operations to the consolidated operating results.

U.S. Segment

	FISCAL YEAR
	2018	2017	2016
(dollars in thousands)		(Restated) (1)	(Restated) (1)
Revenues
Restaurant sales	$3,634,198	$3,713,666	$3,773,770
Franchise and other revenues	53,041	47,201	31,865
Total revenues	$3,687,239	$3,760,867	$3,805,635
Restaurant-level operating margin	14.2%	14.5%	15.0%
Income from operations	$288,959	$289,971	$282,791
Operating income margin	7.8%	7.7%	7.4%
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the periods indicated:

	FISCAL YEAR
(dollars in millions)	2018	2017 (1)
For fiscal years 2017 and 2016 (1)	$3,713.7	$3,773.8
Change from:
Impact of the 53rd week in 2017	(79.9)	79.9
Divestiture of restaurants through refranchising transactions	(64.4)	(118.9)
Restaurant closings	(31.4)	(81.2)
Comparable restaurant sales (2)	74.9	28.0
Restaurant openings (2)	21.3	32.1
For fiscal years 2018 and 2017	$3,634.2	$3,713.7
____________________

(1)
Restaurant sales have been restated for 2017 and 2016. See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

(2)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The decrease in U.S. Restaurant sales in 2018 as compared to 2017 was primarily due to: (i) restaurant sales during the 53rd week of 2017, (ii) the refranchising of certain Company-owned restaurants during 2017 and (iii) the closing of 52 restaurants since December 25, 2016. The decrease in U.S. Restaurant sales was partially offset by higher comparable restaurant sales and sales from 15 new restaurants not included in our comparable restaurant sales base.

The decrease in U.S. Restaurant sales in 2017 as compared to 2016 was primarily due to the refranchising of certain Company-owned restaurants during 2017 and the closing of 52 restaurants since December 27, 2015. The decrease in U.S. Restaurant sales was partially offset by: (i) restaurant sales during the 53rd week of 2017, (ii) sales from 21 new restaurants not included in our comparable restaurant sales base and (iii) higher comparable restaurant sales.

Income from operations

The decrease in U.S. income from operations generated in 2018 as compared to 2017 was primarily due to: (i) labor, commodity and operating expense inflation, (ii) the impact of the 53rd week in 2017, (iii) increased rent expense and (iv) higher depreciation and amortization expense. These decreases were partially offset by: (i) increases in average check per person, (ii) the impact of certain cost saving initiatives and (iii) lower impairment and restaurant closing costs, primarily related to the Closure Initiatives and the remeasurement of certain surplus properties in 2017.

The increase in U.S. income from operations generated in 2017 as compared to 2016 was primarily due to: (i) increases in average check per person, (ii) lower impairment and restaurant closing costs, primarily related to the 2017 Closure Initiative in 2016, (iii) the impact of the 53rd week in 2017, (iv) lower advertising expense, (v) the impact of certain cost saving initiatives and (vi) increases in franchise and other revenues. These increases were partially offset by: (i) higher kitchen and service labor costs due to higher wage rates and investments in our service model, (ii) an increase in operating expense due to inflation and timing and (iii) higher net rent expense due to the sale-leaseback of certain properties.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

International Segment

	FISCAL YEAR
	2018	2017	2016
(dollars in thousands)		(Restated) (1)	(Restated) (1)
Revenues
Restaurant sales	$426,673	$450,397	$448,150
Franchise and other revenues	12,501	11,872	6,888
Total revenues	$439,174	$462,269	$455,038
Restaurant-level operating margin	18.8%	20.6%	18.8%
Income from operations	$22,001	$28,798	$(5,918)
Operating income margin	5.0%	6.2%	(1.3)%
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

Restaurant sales

Following is a summary of the change in International Segment Restaurant sales for the periods indicated:

	FISCAL YEAR
(dollars in millions)	2018	2017
For fiscal years 2017 and 2016	$450.4	$448.2
Change from:
Effect of foreign currency translation	(43.7)	36.0
Restaurant closings	(11.3)	(3.1)
Comparable restaurant sales (1)	(6.6)	17.9
Restaurant openings (1)	37.9	41.9
Refranchising of Outback Steakhouse South Korea	—	(90.5)
For fiscal years 2018 and 2017	$426.7	$450.4
____________________

(1)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The decrease in Restaurant sales in 2018 as compared to 2017 was primarily due to: (i) the effect of foreign currency translation due to depreciation of the Brazilian Real, (ii) the closing of 13 restaurants since December 25, 2016 and (iii) lower comparable restaurant sales. The decrease in Restaurant sales was partially offset by sales from 34 new restaurants not included in our comparable restaurant sales base.

The increase in Restaurant sales in 2017 as compared to 2016 was primarily due to: (i) sales from 48 new restaurants not included in our comparable restaurant sales base, (ii) the effect of foreign currency translation due to appreciation of the Brazilian Real and (iii) higher comparable restaurant sales. The increase in Restaurant sales was partially offset by the refranchising of 72 Outback Steakhouse South Korea restaurants in July 2016.

Income from operations

The decrease in International income from operations in 2018 as compared to 2017 was primarily due to: (i) labor, operating expense and commodity inflation, (ii) impairment charges and restaurant closing costs in connection with restructuring of certain markets, including Puerto Rico and China, (iii) changes in product mix and (iv) higher advertising expense. These decreases were partially offset by an increase in average check per person and lower general and administrative expense, primarily related to foreign currency translation and lower incentive compensation.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The increase in International income from operations in 2017 as compared to 2016 was primarily due to: (i) lower impairment charges and operating costs, related to the refranchising of Outback Steakhouse South Korea in 2016, (ii) increases in average check per person, (iii) increases in franchise and other revenues and (iv) the impact of certain cost saving initiatives. These increases were partially offset by labor, commodity and operating expense inflation and higher general and administrative expense. General and administrative expense for the International segment increased primarily from the effects of foreign currency translation.

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

System-Wide Sales - System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. Management uses this information to make decisions about future plans for the development of additional restaurants and new concepts, as well as evaluation of current operations. System-wide sales comprise sales of Company-owned and franchised restaurants. For a summary of sales of Company-owned restaurants, refer to Note 3 - Revenue Recognition of the Notes to Consolidated Financial Statements.

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

	FISCAL YEAR
FRANCHISE SALES (dollars in millions):	2018	2017	2016
U.S.
Outback Steakhouse (1)	$513	$459	$334
Carrabba’s Italian Grill (1)	12	10	11
Bonefish Grill	14	14	13
U.S. Total	$539	$483	$358
International
Outback Steakhouse-South Korea (2)	$208	$186	$74
Other	112	115	111
International Total	$320	$301	$185
Total franchise sales (3)	$859	$784	$543
____________________

(1)	In 2017, we sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant, which are now operated as franchises.

(2)	In 2016, we sold our restaurant locations in South Korea, converting all restaurants in that market to franchised locations.

(3)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

Adjusted restaurant-level operating margin - Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Cost of sales, Labor and other related and Other restaurant operating expense. Adjusted restaurant-level operating margin is Restaurant-level operating margin adjusted for certain items, as noted below. The following tables show the percentages of certain operating cost financial statement line items in relation to Restaurant sales on both a U.S. GAAP basis and an adjusted basis, as indicated:

	FISCAL YEAR
	2018		2017		2016
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.9%	31.9%	31.6%	31.6%	32.1%	32.1%
Labor and other related	29.5%	29.5%	29.3%	29.3%	28.7%	28.7%
Other restaurant operating	23.8%	23.9%	23.9%	24.1%	23.8%	23.9%

Restaurant-level operating margin	14.8%	14.7%	15.2%	15.0%	15.4%	15.4%
_________________

(1)
Includes adjustments recorded in Other restaurant operating expense for the following activities, as described in the Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share table below:

	FISCAL YEAR
(dollars in millions)	2018	2017	2016
Restaurant and asset impairments and closing costs	$3.4	$4.8	$4.9
Restaurant relocations and related costs	0.7	0.9	0.7
Legal and contingent matters	—	—	(2.3)
	$4.1	$5.7	$3.3

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share - The following table reconciles Adjusted income from operations and the corresponding margins, Adjusted net income and Adjusted diluted earnings per share to their respective most comparable U.S. GAAP measures for the periods indicated:

	FISCAL YEAR
(in thousands, except share and per share data)	2018	2017	2016
Income from operations (1)	$145,253	$138,686	$123,750
Operating income margin (1)	3.5%	3.3%	2.9%
Adjustments:
Restaurant and asset impairments and closing costs (2)	$29,542	$42,767	$90,486
Restaurant relocations and related costs (3)	8,647	12,539	8,971
Severance (4)	3,493	11,006	5,463
Legal and contingent matters (5)	1,068	553	2,340
Transaction-related expenses (6)	—	1,447	1,910
Total income from operations adjustments	$42,750	$68,312	$109,170
Adjusted income from operations	$188,003	$206,998	$232,920
Adjusted operating income margin	4.6%	4.9%	5.5%

Net income attributable to Bloomin’ Brands (1)	$107,098	$101,293	$39,388
Adjustments:
Income from operations adjustments	42,750	68,312	109,170
Loss on defeasance, extinguishment and modification of debt (7)	—	1,069	26,998
Gain on disposal of business and other costs (8)	—	(14,854)	(1,632)
Total adjustments, before income taxes	$42,750	$54,527	$134,536
Adjustment to provision for income taxes (1)(9)	(8,944)	(24,513)	(33,100)
Net adjustments	$33,806	$30,014	$101,436
Adjusted net income	$140,904	$131,307	$140,824

Diluted earnings per share	$1.14	$1.02	$0.34
Adjusted diluted earnings per share	$1.50	$1.32	$1.23

Diluted weighted average common shares outstanding	94,075	99,707	114,311
_________________

(1)
Income from operations and Net income attributable to Bloomin’ Brands for 2017 and 2016 have been restated. See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09. Adjustment to provision for income taxes for 2017 has been restated to include the $5.6 million benefit from the enactment of the Tax Act on the adoption of ASU No. 2014-09, consisting of the re-measurement of additional deferred tax balances related to the adoption.

(2)
Represents asset impairment charges and related costs primarily related to: (i) approved closure and restructuring initiatives, (ii) the restructuring of certain international markets in 2018 and 2017, (iii) the restructuring of our Express concept in 2018, (iv) reclassification of assets to held for sale in connection with refranchising certain restaurants in 2018, (v) the remeasurement of certain surplus properties in 2017, (vi) the decision to sell Outback Steakhouse South Korea in 2016 and (vii) our Puerto Rico subsidiary in 2016.

(3)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.

(4)	Relates to severance expense incurred primarily as a result of restructuring of certain functions and the relocation of our Fleming’s operations center to the corporate home office in 2016.

(5)	Represents fees and expenses related to certain legal and contingent matters, including the Sears litigation in 2016.

(6)
Relates primarily to professional fees related to certain income tax items in which the associated tax benefit is adjusted in Adjustments to provision for income taxes in 2017 and costs incurred in connection with our sale-leaseback initiative.

(7)
Relates to: (i) refinancing of our Senior Secured Credit Facility in 2017, (ii) modification of our Credit Agreement (as defined below) in 2017 and (iii) amendment of our mortgage loan and defeasance of the 2012 CMBS loan in 2016.

(8)
Primarily relates to: (i) gains on the sale of 55 U.S. Company-owned restaurants in 2017, (ii) expenses related to certain surplus properties in 2017 and (iii) a gain on the refranchising of Outback Steakhouse South Korea during 2016.

(9)
Includes the impact of the Tax Act, including the benefit from the adoption of ASU No. 2014-09 discussed in footnote 1 above, other discretionary tax adjustments and the income tax effect of non-GAAP adjustments.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

LIQUIDITY

Our liquidity sources consist of cash flow from operations, cash and cash equivalents and credit capacity under our credit facilities. We expect to use cash primarily for general operating expenses, share repurchases and dividend payments, principal and interest payments on our debt, remodeling or relocating older restaurants, obligations related to our deferred compensation plans and investments in technology.

We believe that our expected liquidity sources are adequate to fund debt service requirements, lease obligations, capital expenditures and working capital obligations during the 12 months following this filing and beyond. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Cash and Cash Equivalents - As of December 30, 2018, we had $71.8 million in cash and cash equivalents, of which $27.5 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

As of December 30, 2018, we had aggregate accumulated foreign earnings of approximately $88.3 million. This amount consists mainly of historical earnings (2017 and prior) previously taxed in the U.S. under the Tax Act and post-2017 foreign earnings that we may repatriate to the U.S. without additional U.S. federal income tax. These amounts are no longer considered indefinitely reinvested in our foreign subsidiaries. See Note 18 - Income Taxes of the Notes to the Consolidated Financial Statements for further information regarding the Tax Act and our indefinite reinvestment assertion.

Closure Initiatives - Total aggregate future undiscounted cash expenditures of $15.7 million to $19.2 million for the Closure Initiatives, primarily related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029.

Capital Expenditures - We estimate that our capital expenditures will total approximately $175 million to $200 million in 2019. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Credit Facilities - As of December 30, 2018, we had $1.1 billion of outstanding borrowings under our Senior Secured Credit Facility. We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. See Note 13 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information. Following is a summary of principal payments and debt issuance from December 25, 2016 to December 30, 2018:

	FORMER CREDIT FACILITY		SENIOR SECURED CREDIT FACILITY		MORTGAGE LOAN	TOTAL CREDIT FACILITIES
	TERM LOANS	REVOLVING FACILITY	TERM LOAN A	REVOLVING FACILITY
(dollars in thousands)
Balance as of December 25, 2016	$399,375	$622,000	$—	$—	$47,202	$1,068,577
2017 new debt	125,000	654,500	500,000	697,000	—	1,976,500
2017 payments	(524,375)	(1,276,500)	—	(97,000)	(47,202)	(1,945,077)
Balance as of December 31, 2017	—	—	500,000	600,000	—	1,100,000
2018 new debt	—	—	—	478,000	—	478,000
2018 payments	—	—	(25,000)	(478,500)	—	(503,500)
Balance as of December 30, 2018	$—	$—	$475,000	$599,500	$—	$1,074,500

Weighted-average interest rate, as of December 30, 2018			4.14%	4.17%
Principal maturity date			November 2022	November 2022

Credit Agreement - On November 30, 2017, we and OSI, as co-borrowers, entered into a credit agreement (the “Credit Agreement”) with a syndicate of institutional lenders, providing for senior secured financing of up to $1.5 billion, consisting of a $500.0 million Term loan A and a $1.0 billion revolving credit facility (the “Senior Secured Credit Facility”), including letter of credit and swing line loan sub-facilities. As of December 30, 2018, we had $378.5 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $22.0 million.

The Credit Agreement contains mandatory prepayment requirements of 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount outstanding required to be prepaid may vary based on our leverage ratio and year end results. Other than the required minimum amortization premiums of $25.0 million, we do not anticipate any other payments will be required through December 29, 2019.

Debt Covenants - Our Credit Agreement contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 13 - Long-term Debt, Net of the Notes to our Consolidated Financial Statements for further information.

As of December 30, 2018 and December 31, 2017, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

Cash Flow Hedges of Interest Rate Risk - We have variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of our variable rate debt that have an aggregate notional amount of $400.0 million and mature on May 16, 2019 (the “2014 Swap Agreements”). We pay a weighted-average fixed rate of 2.02% on the $400.0 million notional amount and receive payments from the counterparties based on the 30-day LIBOR rate.

In October 2018, we entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of our variable rate debt (the “2018 Swap Agreements”). The 2018 Swap Agreements have an aggregate notional amount of $550.0 million, a forward start date of May 16, 2019 (the maturity date of the 2014 Swap Agreements), and mature on November 30, 2022. Under the terms of the 2018 Swap Agreements, we will pay a weighted-average fixed rate of 3.04% on the notional amount and receive payments from the counterparties based

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

on the one-month LIBOR rate. See Note 16 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Net cash provided by operating activities	$288,074	$409,002	$340,587
Net cash (used in) provided by investing activities	(177,296)	(123,115)	295,248
Net cash used in financing activities	(164,352)	(293,505)	(657,978)
Effect of exchange rate changes on cash and cash equivalents	(4,146)	975	2,955
Net decrease in cash, cash equivalents and restricted cash	$(57,720)	$(6,643)	$(19,188)

Operating activities - Net cash provided by operating activities decreased in 2018 as compared to 2017 primarily as a result of the following: (i) the timing of collections of receivables, (ii) higher inventory payments, (iii) the timing of payments of accounts payable and other accrued liabilities and (iv) an increase in incentive compensation payments. These decreases were partially offset by lower income tax payments.

Net cash provided by operating activities increased in 2017 as compared to 2016 primarily as a result of lower income tax payments and the timing of collections of holiday gift card sales from third party vendors. These increases were partially offset by lower gift card sales and the timing of purchases of inventory.

Investing activities - Net cash used in investing activities during 2018 consisted primarily of capital expenditures, partially offset by proceeds from sale-leaseback transactions and proceeds from the disposal of property, fixtures and equipment.

Net cash used in investing activities during 2017 consisted primarily of capital expenditures, partially offset by proceeds from sale-leaseback transactions and proceeds from refranchising transactions.

Net cash provided by investing activities during 2016 consisted primarily of proceeds from sale-leaseback transactions and proceeds from the refranchising of Outback Steakhouse South Korea, partially offset by capital expenditures.

Financing activities - Net cash used in financing activities during 2018 was primarily attributable to the following: (i) the repurchase of common stock, (ii) payment of cash dividends on our common stock, (iii) the net repayment of long-term debt and (iv) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by net proceeds from share-based compensation.

Net cash used in financing activities during 2017 was primarily attributable to the following: (i) repayments due to the refinancing of our former credit facility, (ii) repayment of our mortgage loan, (iii) voluntary repayments of our revolving credit facility, net of drawdowns and (iv) the repurchase of common stock. Net cash used in financing activities was partially offset by proceeds from our new Senior Secured Credit Facility.

Net cash used in financing activities during 2016 was primarily attributable to the following: (i) the defeasance of the 2012 CMBS loan and payments on our mortgage loan, (ii) the repurchase of common stock, (iii) the purchase of outstanding noncontrolling interests and limited partnership interests in certain restaurants, (iv) payment of cash dividends on our common stock and (v) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by the following: (i) proceeds from the mortgage loan, (ii) drawdowns on

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

our revolving credit facility, net of repayments and (iii) proceeds from the sale of certain properties, which are considered financing obligations.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	DECEMBER 30, 2018	DECEMBER 31, 2017
Current assets	$335,483	$360,209
Current liabilities	791,039	813,392
Working capital (deficit)	$(455,556)	$(453,183)

Working capital (deficit) included Unearned revenue primarily from unredeemed gift cards of $342.7 million and $330.8 million as of December 30, 2018 and December 31, 2017, respectively. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and make capital expenditures.

Deferred Compensation Programs - Certain Restaurant Managing Partners and Chef Partners in the U.S. (“U.S. Partners”) participate in deferred compensation programs that are subject to the rules of section 409(a) of the Internal Revenue Code. The deferred compensation obligations due under these plans was $69.6 million and $96.3 million as of December 30, 2018 and December 31, 2017, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under these deferred compensation plans. The rabbi trust is funded through our voluntary contributions and the unfunded obligations were $26.3 million and $36.6 million as of December 30, 2018 and December 31, 2017, respectively.

We use capital to fund the deferred compensation plans and currently expect annual cash funding of $14.0 million to $16.0 million for 2019. Actual funding of the deferred compensation obligations and future funding requirements may vary significantly depending on the actual performance compared to targets, timing of deferred payments of partner contracts, forfeiture rates, number of partner participants, growth of partner investments and our funding strategy.

Other Compensation Programs - Certain U.S. Partners participate in a non-qualified long-term compensation program that we fund as the obligation for each participant becomes due.

DIVIDENDS AND SHARE REPURCHASES

Dividends - In 2018, 2017 and 2016, we declared and paid quarterly cash dividends of $0.09, $0.08 and $0.07 per share, respectively.

In February 2019, our Board declared a quarterly cash dividend of $0.10 per share, payable on March 8, 2019. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Share Repurchases - On February 12, 2019, our Board canceled the remaining $36.0 million of authorization under the 2018 Share Repurchase Program and approved a new $150.0 million authorization. The 2019 Share Repurchase Program will expire on August 12, 2020. Following is a summary of our share repurchase programs as of December 30, 2018 (dollars in thousands):

SHARE REPURCHASE PROGRAM	BOARD APPROVAL DATE	AUTHORIZED	REPURCHASED	CANCELED	REMAINING
2014	December 12, 2014	$100,000	$100,000	$—	$—
2015	August 3, 2015	$100,000	69,999	$30,001	$—
2016	February 12, 2016	$250,000	139,892	$110,108	$—
July 2016	July 26, 2016	$300,000	247,731	$52,269	$—
2017	April 21, 2017	$250,000	195,000	$55,000	$—
2018	February 16, 2018	$150,000	113,967	$—	$36,033
Total Share Repurchase Programs			$866,589

The following table presents our dividends and share repurchases for the periods indicated:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES (1)	TOTAL
Fiscal year 2018	$33,312	$113,967	$147,279
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2015	29,332	169,999	199,331
Total	$125,011	$866,589	$991,600
________________

(1)	Excludes share repurchases for the settlement of taxes related to equity awards of $180, $447, and $770 for fiscal years 2017, 2016 and 2015, respectively.

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

None.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

OTHER MATERIAL COMMITMENTS

Our contractual obligations, debt obligations and commitments as of December 30, 2018 are summarized in the table below:

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
(dollars in thousands)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Recorded Contractual Obligations
Long-term debt (1)	$1,094,775	$27,190	$64,425	$983,742	$19,418
Deferred compensation and other partner obligations (2)	85,632	20,866	37,254	17,011	10,501
Other recorded contractual obligations (3)	38,037	7,876	9,719	6,637	13,805
Unrecorded Contractual Obligations
Interest (4)	213,706	49,447	99,189	45,465	19,605
Operating leases (5)	1,663,941	188,803	342,777	273,672	858,689
Purchase obligations (6)	364,250	264,798	48,659	40,815	9,978
Total contractual obligations	$3,460,341	$558,980	$602,023	$1,367,342	$931,996
____________________

(1)	Includes capital lease obligations. Amount is net of unamortized debt issuance costs and discount of $3.5 million.

(2)
Includes deferred compensation obligations, deposits and other accrued obligations due to our restaurant partners. Timing and amounts of payments may vary significantly based on employee turnover, return of deposits and changes to buyout values.

(3)
Includes other long-term liabilities, primarily consisting of non-partner deferred compensation obligations and restaurant closing cost liabilities. As of December 30, 2018, unrecognized tax benefits of $25.2 million were excluded from the table since it is not possible to estimate when these future payments will occur.

(4)
Projected future interest payments on long-term debt are based on interest rates in effect as of December 30, 2018 and assume only scheduled principal payments. Estimated interest expense includes the impact of financing obligations and our variable-to-fixed interest rate swap agreements.

(5)	Amounts represent undiscounted future minimum rental commitments under non-cancelable operating leases, excluding unexercised renewal terms.

(6)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have purchase obligations with various vendors that consist primarily of inventory, restaurant-level service contracts, advertising and technology.

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

If the qualitative assessment is not performed or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the fair value of the reporting unit is calculated. Fair value of a reporting unit is the price a willing buyer would pay for the reporting unit and is estimated by utilizing a weighted average of the income approach, using a discounted cash flow model, and the market approach including the guideline public company method and guideline transaction method. The key estimates and assumptions used in these models are future cash flow estimates, which are heavily influenced by revenue growth rates, operating margins and capital expenditures. The fair value of the trade name is determined through a relief from royalty method.

The carrying value of the reporting unit is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an indicator of impairment.

The carrying value of goodwill as of December 30, 2018 was $295.4 million, which related to our U.S. and International reporting units. We performed our annual impairment test in the second quarter of 2018 by utilizing the quantitative approach and determined that the excess of fair value over carrying value of our reporting units was substantial.

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

We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below our specified retention levels or per-claim deductible amounts. Our liability for insurance claims was $55.8 million and $59.4 million as of December 30, 2018 and December 31, 2017, respectively. In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Reserves recorded for workers’ compensation and general or liquor liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate our insurance claim liabilities. However, if actual results are not consistent with our estimates or

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

assumptions, we may be exposed to losses or gains that could be material. A 50 basis point change in the discount rate in our insurance claim liabilities as of December 30, 2018, would have affected net earnings by $0.7 million in 2018.

Stock-Based Compensation - We have a stock-based compensation plan that permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards to our management and other key employees. We account for our stock-based employee compensation using a fair value-based method of accounting.

We use the Black-Scholes option pricing model to estimate the weighted-average grant date fair value of stock options granted. Expected volatility is based on historical volatility of our stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected term is estimated based on historical exercise experience of our stock options. Dividend yield is the level of dividends expected to be paid on our common stock over the expected term of our options. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect as of the grant date. Forfeitures of share-based compensation awards are recognized as they occur.

Estimates and assumptions are based upon information currently available, including historical experience and current business and economic conditions. A simultaneous 10% change in our volatility, forfeiture rate, weighted-average risk-free interest rate, dividend rate and term of grant in our stock option pricing model for 2018 would not have a material effect on net income.

Our performance-based share units (“PSUs”) require assumptions regarding the likelihood of achieving certain Company performance criteria set forth in the award agreements. Assumptions used in our assessment are consistent with our internal forecasts and operating plans.

If we assumed that the PSU performance conditions for stock-based awards were not met, stock-based compensation expense would have decreased by $6.9 million for 2018. If we assumed that all granted PSU share awards met or will meet their maximum threshold, expense would have increased by $6.0 million for 2018.

Income Taxes - Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years in which we expect those temporary differences to reverse. As of December 30, 2018, tax loss carryforwards and credit carryforwards that do not have a valuation allowance are expected to be recoverable within the applicable statutory expiration periods.We currently expect to utilize general business tax credit carryforwards within a four to six year period. However, our ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in assumptions regarding our level and composition of earnings, tax laws or the deferred tax valuation allowance and the results of tax audits, may materially impact the effective income tax rate.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Revenue Recognition - We sell gift cards to customers in our restaurants, through our websites and through select third parties. A liability is initially established for the value of the gift card when sold. We recognize revenue from gift cards when the card is redeemed by the customer. There is uncertainty when calculating gift card breakage, the amount of gift cards which will not be redeemed, because management is required to make assumptions and to apply judgment regarding the effects of future events. We recognize gift card breakage revenue using estimates based on historical redemption patterns. If actual redemptions vary from the estimated breakage, gift card breakage revenue may differ from the amount recorded. We periodically update our estimates used for breakage and apply that rate to gift card redemptions. A change in our breakage rate estimates by 50 basis points would have resulted in an adjustment in our breakage revenue of $2.1 million for 2018.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted in 2018 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements of this Report.

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

As of December 30, 2018, our interest rate risk was primarily from variable interest rate changes on our Senior Secured Credit Facility. To manage the risk of fluctuations in variable interest rate debt, we have interest rate swaps for an aggregate notional amount of $400.0 million that mature on May 16, 2019. In October 2018, we entered into interest rate swaps for an aggregate notional amount of $550.0 million with a forward start date of May 16, 2019 (the maturity date of the 2014 Swap Agreements) and a maturity date of November 30, 2022.

We utilize valuation models to estimate the effects of changing interest rates. The following table summarizes the changes to fair value and interest expense under a shock scenario. This analysis assumes that interest rates change suddenly, as an interest rate “shock” and continue to increase or decrease at a consistent level above or below the LIBOR curve.

	DECEMBER 30, 2018
(dollars in thousands)	INCREASE	DECREASE
Change in fair value (1):
Interest rate swap	$19,243	$(20,127)

Change in annual interest expense (2):
Variable rate debt	$5,714	$(5,714)
________________

(1)	The potential change from a hypothetical 100 basis point increase (decrease) in short-term interest rates.

(2)
The potential change from a hypothetical 100 basis point increase (decrease) in short-term interest rates based on the LIBOR curve. The curve ranges from our current interest rate of 251 basis points to 257 basis points.

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

For 2018, 10.6% of our revenue was generated in foreign currencies. A 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net income for our foreign entities by $47.4 million and $1.5 million, respectively.

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

Our restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas. In 2017 and 2016, we utilized derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices. Mark-to-market changes in the fair value of our natural gas derivative instruments recorded in earnings and the related assets and liabilities were not material for 2017 and 2016.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Administrative Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2018 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2018.

The effectiveness of our internal control over financial reporting as of December 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

BLOOMIN’ BRANDS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bloomin’ Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bloomin’ Brands, Inc. and its subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue recognition in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

BLOOMIN’ BRANDS, INC.

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
February 27, 2019

We have served as the Company’s auditor since 1998.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 30, 2018	DECEMBER 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$71,823	$128,263
Current portion of restricted cash and cash equivalents	—	1,280
Inventories	72,812	51,264
Other current assets, net	190,848	179,402
Total current assets	335,483	360,209
Property, fixtures and equipment, net	1,115,929	1,173,414
Goodwill	295,427	310,234
Intangible assets, net	503,972	522,290
Deferred income tax assets, net	92,990	60,486
Other assets, net	120,973	135,261
Total assets	$2,464,774	$2,561,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$174,488	$185,461
Accrued and other current liabilities	246,653	270,840
Unearned revenue	342,708	330,756
Current portion of long-term debt	27,190	26,335
Total current liabilities	791,039	813,392
Deferred rent	167,027	160,047
Deferred income tax liabilities	14,790	16,926
Long-term debt, net	1,067,585	1,091,769
Long-term portion of deferred gain on sale-leaseback transactions, net	177,983	188,086
Other long-term liabilities, net	191,533	210,443
Total liabilities	2,409,957	2,480,663
Commitments and contingencies (Note 19)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of December 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 91,271,825 and 91,912,546 shares issued and outstanding as of December 30, 2018 and December 31, 2017, respectively	913	919
Additional paid-in capital	1,107,582	1,081,813
Accumulated deficit	(920,010)	(913,191)
Accumulated other comprehensive loss	(142,755)	(99,199)
Total Bloomin’ Brands stockholders’ equity	45,730	70,342
Noncontrolling interests	9,087	10,889
Total stockholders’ equity	54,817	81,231
Total liabilities and stockholders’ equity	$2,464,774	$2,561,894

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	FISCAL YEAR
	2018	2017	2016
Revenues
Restaurant sales	$4,060,871	$4,164,063	$4,221,920
Franchise and other revenues	65,542	59,073	38,753
Total revenues	4,126,413	4,223,136	4,260,673
Costs and expenses
Cost of sales	1,295,588	1,317,110	1,354,853
Labor and other related	1,197,297	1,219,593	1,211,250
Other restaurant operating	967,099	996,180	1,004,374
Depreciation and amortization	201,593	192,282	193,838
General and administrative	282,720	306,956	267,981
Provision for impaired assets and restaurant closings	36,863	52,329	104,627
Total costs and expenses	3,981,160	4,084,450	4,136,923
Income from operations	145,253	138,686	123,750
Loss on defeasance, extinguishment and modification of debt	—	(1,069)	(26,998)
Other (expense) income, net	(11)	14,912	1,609
Interest expense, net	(44,937)	(41,392)	(45,726)
Income before benefit for income taxes	100,305	111,137	52,635
(Benefit) provision for income taxes	(9,233)	7,529	8,648
Net income	109,538	103,608	43,987
Less: net income attributable to noncontrolling interests	2,440	2,315	4,599
Net income attributable to Bloomin’ Brands	$107,098	$101,293	$39,388

Net income	$109,538	$103,608	$43,987
Other comprehensive income:
Foreign currency translation adjustment	(36,132)	8,959	37,075
Unrealized (loss) gain on derivatives, net of tax	(7,100)	627	(1,250)
Reclassification of adjustment for loss on derivatives included in Net income, net of tax	120	2,381	3,807
Comprehensive income	66,426	115,575	83,619
Less: comprehensive income attributable to noncontrolling interests	2,884	2,338	8,008
Comprehensive income attributable to Bloomin’ Brands	$63,542	$113,237	$75,611

Earnings per share:
Basic	$1.16	$1.05	$0.35
Diluted	$1.14	$1.02	$0.34
Weighted average common shares outstanding:
Basic	92,042	96,365	111,381
Diluted	94,075	99,707	114,311

Cash dividends declared per common share	$0.36	$0.32	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 27, 2015	119,215	$1,192	$1,072,861	$(485,290)	$(147,367)	$13,574	$454,970
Net income	—	—	—	39,388	—	3,622	43,010
Other comprehensive income (loss), net of tax	—	—	—	—	36,224	(43)	36,181
Cash dividends declared, $0.28 per common share	—	—	(31,379)	—	—	—	(31,379)
Repurchase and retirement of common stock	(16,647)	(166)		(309,721)	—	—	(309,887)
Stock-based compensation	—	—	23,539	—	—	—	23,539
Excess tax benefit on stock-based compensation	—	—	454	—	—	—	454
Common stock issued under stock plans (1)	1,354	13	6,831	(447)	—	—	6,397
Purchase of noncontrolling interests, net of tax of $1,504	—	—	9,301	—	—	581	9,882
Change in the redemption value of redeemable interests	—	—	(2,024)	—	—	—	(2,024)
Distributions to noncontrolling interests	—	—	—	—	—	(5,818)	(5,818)
Contributions from noncontrolling interests	—	—	—	—	—	738	738
Balance, December 25, 2016	103,922	$1,039	$1,079,583	$(756,070)	$(111,143)	$12,654	$226,063
Cumulative-effect from a change in accounting principle	—	—	—	14,364	—	—	14,364
Net income	—	—	—	101,293	—	3,099	104,392
Other comprehensive income (loss), net of tax	—	—	—	—	11,944	(3)	11,941
Cash dividends declared, $0.32 per common share	—	—	(30,988)	—	—	—	(30,988)
Repurchase and retirement of common stock	(13,807)	(138)	—	(272,598)	—	—	(272,736)
Stock-based compensation	—		23,721	—	—	—	23,721
Common stock issued under stock plans (1)	1,798	18	10,421	(180)	—	—	10,259
Purchase of noncontrolling interests, net of tax of $45	—	—	(713)	—	—	(180)	(893)
Change in the redemption value of redeemable interests	—	—	(211)	—	—	—	(211)
Distributions to noncontrolling interests	—	—	—	—	—	(5,973)	(5,973)
Contributions from noncontrolling interests	—	—	—	—	—	873	873
Other	—	—	—	—	—	419	419
Balance, December 31, 2017	91,913	$919	$1,081,813	$(913,191)	$(99,199)	$10,889	$81,231

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2017	91,913	$919	$1,081,813	$(913,191)	$(99,199)	$10,889	$81,231
Net income	—	—	—	107,098	—	2,770	109,868
Other comprehensive (loss) income, net of tax	—	—	—	—	(43,556)	444	(43,112)
Cash dividends declared, $0.36 per common share	—	—	(33,312)	—	—	—	(33,312)
Repurchase and retirement of common stock	(5,062)	(50)	—	(113,917)	—	—	(113,967)
Stock-based compensation	—	—	23,059	—	—	—	23,059
Common stock issued under stock plans (1)	4,421	44	36,568	—	—	—	36,612
Purchase of noncontrolling interests, net of tax of $75	—	—	(216)	—	—	(110)	(326)
Change in the redemption value of redeemable interests	—	—	(330)	—	—	—	(330)
Distributions to noncontrolling interests	—	—	—	—	—	(6,943)	(6,943)
Contributions from noncontrolling interests	—	—	—	—	—	2,037	2,037
Balance, December 30, 2018	91,272	$913	$1,107,582	$(920,010)	$(142,755)	$9,087	$54,817
________________

(1)	Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2018	2017	2016
Cash flows provided by operating activities:
Net income	$109,538	$103,608	$43,987
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	201,593	192,282	193,838
Amortization of deferred discounts and issuance costs	2,561	2,868	7,857
Amortization of deferred gift card sales commissions	27,227	26,751	28,045
Provision for impaired assets and restaurant closings	36,863	52,329	104,627
Stock-based and other non-cash compensation expense	27,433	25,938	21,522
Deferred income tax benefit	(29,490)	(28,051)	(76,845)
Loss on defeasance, extinguishment and modification of debt	—	1,069	26,998
Gain on sale of a business or subsidiary	—	(15,632)	(1,633)
Recognition of deferred gain on sale-leaseback transactions	(12,336)	(11,872)	(5,981)
Excess tax benefit from stock-based compensation	—	—	(2,252)
Other, net	4,358	5,412	830
Change in assets and liabilities:
(Increase) decrease in inventories	(24,707)	11,065	15,053
Increase in other current assets	(25,405)	(12,262)	(22,778)
(Increase) decrease in other assets	(3,190)	(1,585)	5,752
(Decrease) increase in accounts payable and accrued and other current liabilities	(39,871)	53,880	(8,222)
Increase in deferred rent	8,737	12,079	12,426
Increase (decrease) in unearned revenue	12,199	(5,855)	11,948
Decrease in other long-term liabilities	(7,436)	(3,022)	(14,585)
Net cash provided by operating activities	288,074	409,002	340,587
Cash flows (used in) provided by investing activities:
Proceeds from sale-leaseback transactions, net	16,160	98,840	530,684
Proceeds from sale of a business, net of cash divested	—	39,196	28,635
Capital expenditures	(208,224)	(260,589)	(260,578)
Proceeds from disposal of property, fixtures and equipment	14,041	1,020	1,726
Other investments, net	727	(1,582)	(5,219)
Net cash (used in) provided by investing activities	$(177,296)	$(123,115)	$295,248

		(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2018	2017	2016
Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net	$1,637	$621,603	$364,211
Defeasance, extinguishment and modification of debt	—	(1,193,719)	(478,906)
Repayments of long-term debt	(26,686)	(75,528)	(355,616)
Proceeds from borrowings on revolving credit facilities, net	476,829	1,345,761	729,500
Repayments of borrowings on revolving credit facilities	(478,500)	(676,500)	(539,500)
Proceeds from failed sale-leaseback transactions, net	—	5,942	18,246
Proceeds from share-based compensation, net	36,612	10,439	6,843
Distributions to noncontrolling interests	(6,943)	(5,973)	(5,818)
Contributions from noncontrolling interests	2,037	873	738
Purchase of limited partnership and noncontrolling interests	(2,112)	(5,713)	(39,476)
Repayments of partner deposits and accrued partner obligations	(19,947)	(16,786)	(18,739)
Repurchase of common stock	(113,967)	(272,916)	(310,334)
Excess tax benefit from stock-based compensation	—	—	2,252
Cash dividends paid on common stock	(33,312)	(30,988)	(31,379)
Net cash used in financing activities	(164,352)	(293,505)	(657,978)
Effect of exchange rate changes on cash and cash equivalents	(4,146)	975	2,955
Net decrease in cash, cash equivalents and restricted cash	(57,720)	(6,643)	(19,188)
Cash, cash equivalents and restricted cash as of the beginning of the period	129,543	136,186	155,374
Cash, cash equivalents and restricted cash as of the end of the period	$71,823	$129,543	$136,186
Supplemental disclosures of cash flow information:
Cash paid for interest	$41,681	$40,475	$41,645
Cash paid for income taxes, net of refunds	15,839	33,392	88,823
Supplemental disclosures of non-cash investing and financing activities:
Purchase of noncontrolling interest included in accrued and other current liabilities	$—	$—	$1,414
Increase (decrease) in liabilities from the acquisition of property, fixtures and equipment or capital leases	2,699	(4,747)	9,610
Deferred tax effect of purchase of noncontrolling interests	—	—	1,504

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

To ensure timely reporting, the Company consolidates the results of its Brazil operations on a one-month calendar lag. There were no intervening events that would materially affect the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended December 30, 2018.

Principles of Consolidation - All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities’ operations. The Company is a franchisor of 295 restaurants as of December 30, 2018, but does not possess any ownership interests in its franchisees and does not provide financial support to its franchisees. These franchise relationships are not deemed variable interest entities and are not consolidated.

Investments in entities the Company does not control, but where the Company’s interest is generally between 20% and 50% and the Company has the ability to exercise significant influence over the entity, are accounted for under the equity method.

Fiscal Year - The Company utilizes a 52-53 week year ending on the last Sunday in December. In a 52 week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter. Fiscal year 2017 consisted of 53 weeks and fiscal years 2018 and 2016 consisted of 52 weeks.

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

Cash and Cash Equivalents - Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less. Cash and cash equivalents include $47.1 million and $51.6 million, as of December 30, 2018 and December 31, 2017, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

Concentrations of Credit and Counterparty Risk - Financial instruments that potentially subject the Company to a concentration of credit risk are gift card, vendor and other receivables. Gift card, vendor and other receivables consist primarily of amounts due from gift card resellers and vendor rebates. The Company considers the concentration of credit risk for gift card, vendor and other receivables to be minimal due to the payment histories and general financial condition of its gift card resellers and vendors.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Financial instruments that potentially subject the Company to concentrations of counterparty risk are cash and cash equivalents, restricted cash and derivatives. The Company attempts to limit its counterparty risk by investing in certificates of deposit, money market funds, noninterest-bearing accounts and other highly rated investments. Whenever possible, the Company selects investment grade counterparties and rated money market funds in order to mitigate its counterparty risk. At times, cash balances may be in excess of FDIC insurance limits. See Note 16 - Derivative Instruments and Hedging Activities for a discussion of the Company’s use of derivative instruments and management of credit risk inherent in derivative instruments.

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

Restricted Cash - From time to time, the Company may have short-term restricted cash balances consisting of amounts pledged for settlement of deferred compensation plan obligations.

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

Buildings and building improvements	20 to 30 years
Furniture and fixtures	5 to 7 years
Equipment	2 to 7 years
Leasehold improvements	5 to 20 years
Computer equipment and software	3 to 7 years

Repair and maintenance costs that maintain the appearance and functionality of the restaurant, but do not extend the useful life of any restaurant asset are expensed as incurred. The Company suspends depreciation and amortization for assets held for sale. The cost and related accumulated depreciation of assets sold or disposed of are removed from the Company’s Consolidated Balance Sheets, and any resulting gain or loss is generally recognized in Other restaurant operating expense in its Consolidated Statements of Operations and Comprehensive Income.

The Company capitalizes direct and indirect internal costs associated with the acquisition, development, design and construction of Company-owned restaurant locations as these costs have a future benefit to the Company. Upon restaurant opening, these costs are depreciated and charged to depreciation and amortization expense. Internal costs of $6.9 million, $9.1 million and $7.6 million were capitalized during 2018, 2017 and 2016, respectively.

For 2018 and 2017, computer equipment and software costs of $13.5 million and $19.1 million, respectively, were capitalized. As of December 30, 2018 and December 31, 2017, there was $33.2 million and $31.4 million, respectively, of unamortized computer equipment and software included in Property, fixtures and equipment, net on the Company’s Consolidated Balance Sheets.

Goodwill and Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. The Company’s indefinite-lived intangible assets consist of trade names. Goodwill and indefinite-lived intangible

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

assets are tested for impairment annually, as of the first day of the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the qualitative assessment is not performed or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the fair value of the reporting unit is calculated. The carrying value of the reporting unit is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an indicator of impairment.

Definite-lived intangible assets, which consist primarily of trademarks, franchise agreements, reacquired franchise rights and favorable leases, are amortized over their estimated useful lives and are tested for impairment, using the discounted cash flow method, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. If the derivative qualifies for hedge accounting treatment, any gain or loss on the derivative instrument is recognized in equity as a change to Accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

Deferred Financing Fees - For fees associated with its revolving credit facility, the Company records deferred financing fees related to the issuance of debt obligations in Other assets, net on its Consolidated Balance Sheets. For fees associated with all other debt obligations, the Company records deferred financing fees as a reduction of Long-term debt, net.

The Company amortizes deferred financing fees to interest expense over the term of the respective financing arrangement, primarily using the effective interest method. The Company amortized deferred financing fees of $2.6 million, $2.9 million and $7.1 million to interest expense for 2018, 2017 and 2016, respectively.

Liquor Licenses - The fees from obtaining non-transferable liquor licenses directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and included in Other assets, net on the Company’s Consolidated Balance Sheets.

Insurance Reserves - The Company carries insurance programs with specific retention levels or high per-claim deductibles for a significant portion of expected losses under its workers’ compensation, general or liquor liability, health, property and management liability insurance programs. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, the Company considers certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims, claim development history and settlement practices. Reserves recorded for workers’ compensation and general liability claims are

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

Share Repurchase - Shares repurchased are retired. The par value of the repurchased shares is deducted from common stock and the excess of the purchase price over the par value of the shares is recorded to Accumulated deficit.

Revenue Recognition - The Company records food and beverage revenues, net of discounts and taxes, upon delivery to the customer. Franchise-related revenues are included in Franchise and other revenues in the Company’s Consolidated Statements of Operations and Comprehensive Income. Royalties, which are a percentage of net sales of the franchisee, are recognized as revenue in the period which the sales are reported to have occurred.

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

Gift card sales commissions paid to third-party providers are capitalized and subsequently amortized to Other restaurant operating expense based on historical gift card redemption patterns. See Note 3 - Revenue Recognition for rollforwards of deferred gift card sales commissions and unearned gift card revenue.

Advertising fees charged to franchisees are recognized as Franchise revenue in the Company’s Consolidated Statements of Operations and Comprehensive Income. Initial franchise and renewal fees are recognized over the term of the franchise agreement and renewal period, respectively. The weighted average remaining term of franchise agreements and renewal periods was approximately 14 years as of December 30, 2018.

The Company maintains a customer loyalty program, Dine Rewards, in the U.S., where customers have the ability to earn a reward after a number of qualified visits. The Company has developed an estimated value of the partial reward earned from each qualified visit, which is recorded as deferred revenue. Each reward has a maximum value and must be redeemed within three months of earning such reward. The revenue associated with the fair value of the qualified visit is recognized upon the earlier of redemption or expiration of the reward. The Company applies the practical expedient to exclude disclosures regarding loyalty program remaining performance obligations, which have original expected durations of less than one year.
The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and reports revenue net of taxes in its Consolidated Statements of Operations and Comprehensive Income.

Operating Leases - Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Company’s Consolidated Balance Sheets. Rent expense is recorded in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income. Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and amortized on a straight-line basis over the term of the lease as a reduction of rent expense. Favorable and unfavorable lease assets and liabilities are amortized on a straight-line basis to rent expense over the remaining lease term.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Effective December 31, 2018, the Company’s lease accounting policies will change in conjunction with its adoption of Accounting Standards Update (“ASU”) No. 2016-02: Leases (Topic 842) (“ASU No. 2016-02”), ASU No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transitioning to Topic 842,” (“ASU No. 2018-01”) and ASU No. 2018-11: Leases (Topic 842): Targeted Improvements (“ASU No. 2018-11”). See discussion of ASU No. 2016-02, ASU No. 2018-01 and ASU No. 2018-11 in Recently Issued Financial Accounting Standards Not Yet Adopted below.

Pre-Opening Expenses - Non-capital expenditures associated with opening new restaurants are expensed as incurred and are included in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Consideration Received from Vendors - The Company receives consideration for a variety of vendor-sponsored programs, such as volume rebates, promotions and advertising allowances. Advertising allowances are intended to offset the Company’s costs of promoting and selling menu items in its restaurants. Vendor consideration is recorded as a reduction of Cost of sales or Other restaurant operating expense when recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

Restaurant closure costs, including lease termination fees, are expensed as incurred. When the Company ceases using the property rights under a non-cancelable operating lease, it records a liability for the net present value of any remaining lease obligations as a result of lease termination, less the estimated sublease income that can reasonably be obtained for the property. Any subsequent adjustment to that liability as a result of lease termination or changes in estimates of sublease income is recorded in the period incurred. The associated expense is recorded in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable.

Advertising Costs - Advertising production costs are expensed in the period when the advertising first occurs. All other advertising costs are expensed in the period in which the costs are incurred. Advertising expense of $147.8 million, $151.4 million and $173.0 million for 2018, 2017 and 2016, respectively, was recorded in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income. Advertising expense for 2017 and 2016 has been restated for the reclassification of franchise advertising fees, which are presented within Franchise and other revenues, upon adoption of ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers” (“ASU No. 2014-09”). See Recently Adopted Financial Accounting Standards below for further details of the impact of implementing ASU No. 2014-09.

Legal Costs - Settlement costs are accrued when they are deemed probable and reasonably estimable. Legal fees are recognized as incurred and are reported in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Research and Development Expenses (“R&D”) - R&D is expensed as incurred in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income. R&D primarily consists of payroll and benefit costs. R&D was $3.8 million, $3.9 million and $5.2 million for 2018, 2017 and 2016, respectively.

Partner Compensation - In addition to base salary, Area Operating Partners, Restaurant Managing Partners and Chef Partners generally receive performance-based bonuses for providing management and supervisory services to their restaurants, certain of which may be based on a percentage of their restaurants’ monthly operating results or cash flows and/or total controllable income (“Monthly Payments”). The expense associated with the Monthly Payments for Restaurant Managing Partners and Chef Partners is included in Labor and other related expenses, and the expense associated with Monthly Payments for Area Operating Partners is included in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Certain Restaurant Managing Partners and Chef Partners in the U.S. (“U.S. Partners”) may participate in deferred compensation programs that are subject to the rules of section 409(a) of the Internal Revenue Code and are eligible to receive payments upon completion of their five-year employment agreement. Others receive performance-based bonuses payable upon completion of their five-year employment agreement. Also, on the fifth anniversary of the opening of each new U.S. Company-owned restaurant, the Area Operating Partner supervising the restaurant during the first five years of operation receives an additional performance-based bonus. The Company may invest in corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of certain of the Company’s obligations under the deferred compensation plans.

Many of the Company’s International Restaurant Managing Partners are given the option to purchase participation interests in the cash distributions of the restaurants they manage. The amount, terms and availability vary by country.

The Company estimates future bonuses and deferred compensation obligations to U.S. Partners and Area Operating Partners, using current and historical information on restaurant performance and records the long-term portion of partner obligations in Other long-term liabilities, net on its Consolidated Balance Sheets. Deferred compensation expenses for U.S. Partners are included in Labor and other related expenses and bonus expense for Area Operating Partners is included in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

Foreign Currency Translation and Transactions - For non-U.S. operations, the functional currency is the local currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date with the translation adjustments recorded in Accumulated other comprehensive loss in the Company’s Consolidated Statements of Changes in Stockholders’ Equity. Results of operations are translated using the average exchange rates for the reporting period. Foreign currency exchange transaction losses are recorded in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Recently Adopted Financial Accounting Standards - On January 1, 2018, the Company adopted ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU No. 2017-04”) on a prospective basis. ASU No. 2017-04 eliminates the second step of goodwill impairment, which requires a hypothetical purchase price allocation. Under ASU No. 2017-04, goodwill impairment is calculated as the amount a reporting unit’s carrying value exceeds its calculated fair value. The adoption of ASU No. 2017-04 did not impact the Company’s consolidated financial statements. Goodwill and indefinite-lived intangible assets are tested for impairment annually, as of the first day of the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. See Note 10 - Goodwill and Intangible Assets, Net for details regarding the Company’s annual impairment assessment.

On January 1, 2018, the Company adopted ASU No. 2014-09 using the full retrospective transition method. ASU No. 2014-09 provides a single source of guidance for revenue arising from contracts with customers. Under ASU No. 2014-09, revenue is recognized in an amount that reflects the consideration an entity expects to receive for the transfer of goods and services. The standard also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. Under the new standard, the Company recognizes gift card breakage proportional to redemptions, which are highest in the Company’s first fiscal quarter. Previously, under the remote method, the majority of breakage revenue was recorded in the Company’s fourth fiscal quarter corresponding with the timing of the original gift card sale. Advertising fees charged to franchisees, which were previously recorded as a reduction to Other restaurant operating expense, are recognized as Franchise revenue. In addition, initial franchise and renewal fees are recognized over the term of the franchise agreements. In connection with the adoption of ASU No. 2014-09, a cumulative effect adjustment of $33.1 million, net of tax, was recorded as a credit to the ending balance of Accumulated deficit as of December 27, 2015.

The following table includes a restatement of the Company’s Consolidated Statement of Operations for the retrospective adoption of ASU No. 2014-09 during the periods indicated:

	FISCAL YEAR
	2017			2016
(dollars in thousands, except per share data)	AS REPORTED	2014-09 IMPACT	AS RESTATED	AS REPORTED	2014-09 IMPACT	AS RESTATED
Revenues
Restaurant sales	$4,168,658	$(4,595)	$4,164,063	$4,226,057	$(4,137)	$4,221,920
Franchise and other revenues	44,688	14,385	59,073	26,255	12,498	38,753
Total revenues	$4,213,346	$9,790	$4,223,136	$4,252,312	$8,361	$4,260,673
Costs and expenses
Other restaurant operating	$978,984	$17,196	$996,180	$992,157	$12,217	$1,004,374
Income from operations	$146,092	$(7,406)	$138,686	$127,606	$(3,856)	$123,750
Income before benefit for income taxes	$118,543	$(7,406)	$111,137	$56,491	$(3,856)	$52,635
Provision for income taxes	$15,985	$(8,456)	$7,529	$10,144	$(1,496)	$8,648
Net income	$102,558	$1,050	$103,608	$46,347	$(2,360)	$43,987
Net income attributable to Bloomin’ Brands	$100,243	$1,050	$101,293	$41,748	$(2,360)	$39,388

Basic earnings per share	$1.04	$0.01	$1.05	$0.37	$(0.02)	$0.35
Diluted earnings per share	$1.01	$0.01	$1.02	$0.37	$(0.02)	$0.34

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

See Note 3 - Revenue Recognition for required disclosures under ASU No. 2014-09.

Effective July 2, 2018, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU No. 2017-12”), which provides guidance for reporting the economic results of hedging activities and simplifies the disclosures of risk exposures and hedging strategies. Upon adoption, the Company revised its accounting policies and certain disclosures, however there was no impact on its consolidated financial statements. For derivatives that qualify for hedge accounting, any gain or loss on the derivative instrument is recognized in equity as a change to Accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 16 - Derivative Instruments and Hedging Activities for required disclosures under ASU No. 2017-12.

Recently Issued Financial Accounting Standards Not Yet Adopted - In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. In January 2018, the FASB issued ASU No. 2018-01, which allows an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the Company’s adoption of ASU No. 2016-02. In July 2018, the FASB issued ASU No. 2018-11 that allows for an additional transition method, which permits use of the effective date of adoption as the date of initial application of ASU No. 2016-02 without restating comparative period financial statements and provides entities with a practical expedient that allows entities to elect not to separate lease and non-lease components when certain conditions are met.

ASU No. 2016-02, ASU No. 2018-01 and ASU No. 2018-11 are effective for the Company beginning on December 31, 2018 and the Company will adopt ASU No. 2016-02 using the effective date as the date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before December 31, 2018. The Company also plans to elect a transition package including practical expedients that permits it not to reassess the classification and initial direct costs of expired or

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

existing contracts and leases. In addition, the Company plans to elect the practical expedients to not separate lease and non-lease components of its restaurant facility leases executed subsequent to adoption, and to not evaluate land easements that exist or expired before the adoption. In preparation for adoption, the Company implemented a new lease accounting system.

Adoption of ASU No. 2016-02 is expected to have a material impact on the Company’s consolidated financial statements. While the Company continues to assess all the effects of adoption, it currently believes the most significant effects relate to: (i) recognition of right-of-use assets and lease liabilities related to real estate and equipment under operating lease agreements, (ii) derecognition of existing assets and liabilities for certain sale-leaseback transactions and (iii) providing significant new disclosures about its leasing activities.

Adoption of ASU No. 2016-02 is expected to result in the following, as of December 31, 2018:

(i)	recording of right-of-use assets of $1.1 billion to $1.5 billion and lease liabilities of $1.3 billion to $1.7 billion;

(ii)
a credit to the beginning balance of Accumulated Deficit of $190.4 million to derecognize deferred gains on sale-leaseback transactions and a debit to the beginning balance of Accumulated Deficit of $49.2 million to derecognize the related deferred tax assets; and

(iii)
derecognition of existing debt obligations of $19.6 million and existing fixed assets of $16.1 million related to restaurant properties sold and leased back from to third parties that currently do not qualify for sale accounting, with gains or losses associated with this change recognized in Accumulated Deficit.

Other restaurant operating expense will increase in future periods since the Company will not recognize the benefit of deferred gains on sale-leaseback transactions through its statements of operations over the corresponding lease term. During 2018, the Company recorded $12.3 million of sale-leaseback deferred gain amortization.

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period. These reclassifications had no effect on previously reported net income.

3.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	FISCAL YEAR
	2018	2017	2016
(dollars in thousands)		(Restated) (1)	(Restated) (1)
Revenues
Restaurant sales	$4,060,871	$4,164,063	$4,221,920
Franchise and other revenues:
Franchise revenue	$52,906	$47,021	$32,281
Other revenue	12,636	12,052	6,472
Total Franchise and other revenues	$65,542	$59,073	$38,753
Total revenues	$4,126,413	$4,223,136	$4,260,673
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table includes the disaggregation of Restaurant sales and Franchise revenue, by restaurant concept and major international market, for the periods indicated:

	FISCAL YEAR
	2018		2017		2016
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.			(Restated) (1)	(Restated) (1)	(Restated) (1)	(Restated) (1)
Outback Steakhouse (2)	$2,098,696	$40,422	$2,141,506	$34,978	$2,186,052	$24,222
Carrabba’s Italian Grill (2)	647,454	601	673,872	553	692,631	534
Bonefish Grill	578,139	833	600,717	925	613,499	854
Fleming’s Prime Steakhouse & Wine Bar	304,064	—	296,982	—	281,572	—
Other	5,845	—	589	—	16	—
U.S. Total	$3,634,198	$41,856	$3,713,666	$36,456	$3,773,770	$25,610
International
Outback Steakhouse-Brazil	$348,394	$—	$377,158	$—	$302,856	$—
Other	78,279	11,050	73,239	10,565	145,294	6,671
International Total	$426,673	$11,050	$450,397	$10,565	$448,150	$6,671
Total	$4,060,871	$52,906	$4,164,063	$47,021	$4,221,920	$32,281
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies for details of the impact of implementing ASU No. 2014-09.

(2)	In 2017, the Company sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant, which are now operated as franchises.

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 30, 2018	DECEMBER 31, 2017
Other current assets, net
Deferred gift card sales commissions	$16,431	$16,231

Unearned revenue
Deferred gift card revenue (1)	$333,794	$323,628
Deferred loyalty revenue	8,424	6,667
Deferred franchise fees - current (1)	490	461
Total Unearned revenue	$342,708	$330,756

Other long-term liabilities, net
Deferred franchise fees - non-current (1)	$4,531	$4,698
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies for details of the impact of implementing ASU No. 2014-09 on the Company’s Consolidated Balance Sheet as of December 31, 2017.

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Balance, beginning of period	$16,231	$15,584	$16,073
Deferred gift card sales commissions amortization	(27,227)	(26,751)	(28,045)
Deferred gift card sales commissions capitalization	28,980	29,412	27,556
Other	(1,553)	(2,014)	—
Balance, end of period	$16,431	$16,231	$15,584

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Balance, beginning of period	$323,628	$331,803	$325,202
Gift card sales	419,172	440,946	439,233
Gift card redemptions	(388,954)	(426,174)	(410,616)
Gift card breakage (1)	(20,052)	(22,947)	(22,016)
Balance, end of period	$333,794	$323,628	$331,803
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies for details of the impact of implementing ASU No. 2014-09 for fiscal years 2017 and 2016.

4.         Disposals

Refranchising - In 2017, the Company completed the sale of 54 of its existing U.S. Company-owned Outback Steakhouse and Carrabba’s Italian Grill locations to two of its existing franchisees (the “Buyers”) for aggregate cash proceeds of $36.2 million, net of certain closing adjustments. The transactions resulted in an aggregate net gain of $7.4 million, recorded within Other (expense) income, net, in the Consolidated Statements of Operations and Other Comprehensive Income, and is net of an impairment of $1.7 million related to certain Company-owned assets leased to the Buyers. Included in the cash proceeds are initial franchise fees of $2.2 million that were recorded within Franchise and other revenues in the Consolidated Statements of Operations and Other Comprehensive Income.

These restaurants are now operated as franchises and the Company remains contingently liable on certain real estate lease agreements assigned to the Buyers. See Note 19 - Commitments and Contingencies for additional details regarding lease guarantees.

Other Disposals - During 2017, the Company closed and completed the sale of one U.S. Company-owned Carrabba’s Italian Grill location for a purchase price of $9.9 million, net of closing costs. The sale resulted in a net gain of $8.4 million, recorded in Other (expense) income, net, in the Company’s Consolidated Statements of Operations and Other Comprehensive Income.

Outback Steakhouse South Korea - In 2016, the Company completed the sale of its Outback Steakhouse subsidiary in South Korea (“Outback Steakhouse South Korea”) for a purchase price of $50.0 million, converting all restaurants in that market to franchised locations. Following is the Loss before income taxes of Outback Steakhouse South Korea included in the Consolidated Statements of Operations and Comprehensive Income for the period indicated:

FISCAL YEAR
(dollars in thousands)	2016
Restaurant sales	$90,455
Loss before income taxes (1)	$(32,348)
________________

(1)	Includes impairment charges of $39.6 million for Assets held for sale and a gain on sale of $2.1 million in 2016.

Assets Held for Sale - In December 2018, the Company signed a purchase agreement with a buyer to sell 18 of its existing U.S. Company-owned Carrabba’s Italian Grill locations for $3.6 million, less certain purchase price adjustments. In connection with the decision to sell these restaurants, the Company recognized an impairment charge of $5.5 million, including impairment of $0.7 million for certain Company-owned assets that will be leased to the buyers. After the expected completion of the sale during the first half of 2019, these restaurant locations will be operated as franchises.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Following are the assets and liabilities related to the 18 Carrabba’s Italian Grill locations classified as held for sale as of the period indicated:

(dollars in thousands)	DECEMBER 30, 2018
Assets
Cash and cash equivalents	$18
Inventory	515
Other current assets, net	16
Property, fixtures and equipment, net	9,454
Goodwill	110
Other assets, net	114
Total assets	$10,227
Impairment on carrying value of assets held for sale	(4,809)
Total assets, net of impairment	$5,418

Liabilities
Accrued and other current liabilities	$51
Unearned revenue	124
Deferred rent	1,435
Other long-term liabilities, net	619
Total liabilities	$2,229

5.     Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Impairment losses
U.S.	$15,342	$15,325	$57,464
International	11,457	10,124	41,599
Total impairment losses	$26,799	$25,449	$99,063
Restaurant closure expenses
U.S.	$6,536	$26,749	$5,596
International	3,528	131	(32)
Total restaurant closure expenses	$10,064	$26,880	$5,564
Provision for impaired assets and restaurant closings	$36,863	$52,329	$104,627

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Closure Initiative and Restructuring Costs - Following is a summary of expenses related to the 2017 Closure Initiative and the Bonefish Restructuring (the “Closure Initiatives”), recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Impairment, facility closure and other expenses
2017 Closure Initiative (1)	$1,662	$20,352	$46,500
Bonefish Restructuring (2)	1,405	3,783	4,859
Impairment, facility closure and other expenses - Provision for impaired assets and restaurant closings	$3,067	$24,135	$51,359
Severance and other expenses
2017 Closure Initiative (1)	$434	$3,299	$—
Bonefish Restructuring (2)	136	67	601
Severance and other expenses - General and administrative expense	$570	$3,366	$601
Reversal of deferred rent liability
2017 Closure Initiative (1)	$(469)	$(4,755)	$(3,271)
Bonefish Restructuring (2)	(147)	—	(3,410)
Reversal of deferred rent liability - Other restaurant operating expense	$(616)	$(4,755)	$(6,681)
	$3,021	$22,746	$45,279
________________

(1)
On February 15, 2017 and August 28, 2017, the Company decided to close 43 underperforming restaurants in the U.S. and two Abbraccio restaurants outside of the core markets of São Paulo and Rio de Janeiro in Brazil (the “2017 Closure Initiative”). Most of these restaurants were closed in 2017, with the balance mostly closing as leases and certain operating covenants expire or are amended or waived. In connection with the 2017 Closure Initiative, the Company recognized impairments and closure costs of $0.6 million, $17.9 million and $45.6 million within the U.S. segment and $1.1 million, $2.5 million and $0.9 million within the International segment for 2018, 2017 and 2016, respectively.

(2)	On February 12, 2016, the Company decided to close 14 Bonefish Grill restaurants (the “Bonefish Restructuring”). Expenses related to the Bonefish Restructuring are recognized within the U.S. segment.

Cumulative Closure Initiative and Restructuring Costs - Following is a summary of cumulative expenses related to the Closure Initiatives incurred through December 30, 2018 (dollars in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	CLOSURE INITIATIVES AND RESTRUCTURING
		2017	BONEFISH	TOTAL
Impairments, facility closure and other expenses	Provision for impaired assets and restaurant closings	$68,514	$34,251	$102,765
Severance and other expenses	General and administrative	3,733	947	4,680
Reversal of deferred rent liability	Other restaurant operating	(8,495)	(3,704)	(12,199)
		$63,752	$31,494	$95,246

International Restructuring - During the thirteen weeks and fiscal year ended December 30, 2018, the Company recognized asset impairment and closure charges of $4.8 million and $13.9 million, respectively, related to restructuring of certain international markets, including Puerto Rico and China, within the International segment. During 2017, the Company recognized asset impairment and closure charges of $6.3 million related to restructuring of its China subsidiary, within the International segment.

Express Concept Restructuring - During the thirteen weeks and fiscal year ended December 30, 2018, the Company recognized asset impairment of $7.4 million related to the restructuring of its Express concept, within the U.S. segment. As a part of the restructuring, three Express locations closed in January 2019.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Refranchising - In December 2018, the Company entered into an agreement to sell certain existing U.S. Company-owned Carrabba’s Italian Grill locations. In connection with the decision, the Company recognized impairment charges of $5.5 million during the thirteen weeks and fiscal year ended December 30, 2018, within the U.S. segment.

Surplus Properties - The Company owns certain U.S. restaurant properties and assets that are no longer utilized to operate its restaurant concepts (“surplus properties”). Surplus properties primarily consist of closed properties, which include land and a building, and liquor licenses no longer needed for operations. Surplus properties may be classified in the Consolidated Balance Sheets as assets held for sale or as assets held and used when the Company does not expect to sell these assets within the next 12 months. Following is a summary of the carrying value and number of surplus properties as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	DECEMBER 30, 2018	DECEMBER 31, 2017
Surplus properties - assets held for sale	Other current assets, net	$4,594	$6,217
Surplus properties - assets held and used	Property, fixtures and equipment, net	15,254	21,611
Total surplus properties		$19,848	$27,828

Number of surplus properties owned		16	22

During 2017, the Company recognized impairment charges of $10.7 million in connection with the remeasurement of certain surplus properties, within the U.S. segment.

Sale of Outback Steakhouse South Korea - In connection with the decision to sell Outback Steakhouse South Korea, the Company recognized an impairment charge of $39.6 million during 2016, within the International segment.

Other Impairment - During 2016, the Company recognized impairment charges of $3.5 million for its Puerto Rico subsidiary, within the U.S. segment.

The remaining restaurant impairment and closing charges resulted primarily from locations identified for remodel, relocation or closure and lease liabilities.

Accrued Facility Closure and Other Cost Rollforward - The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the Closure Initiatives, for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017
Beginning of the year	$22,709	$6,557
Charges	15,771	29,393
Cash payments	(14,830)	(10,728)
Adjustments	(5,707)	(2,513)
End of the year (1)	$17,943	$22,709
________________

(1)
The Company had exit-related accruals of $4.0 million and $6.7 million, recorded in Accrued and other current liabilities and $13.9 million and $16.0 million, recorded in Other long-term liabilities, net, as of December 30, 2018 and December 31, 2017, respectively.

6.         Earnings Per Share

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	FISCAL YEAR
	2018	2017	2016
(in thousands, except per share data)		(Restated) (1)	(Restated) (1)
Net income attributable to Bloomin’ Brands	$107,098	$101,293	$39,388

Basic weighted average common shares outstanding	92,042	96,365	111,381

Effect of diluted securities:
Stock options	1,595	2,895	2,659
Nonvested restricted stock and restricted stock units	397	421	260
Nonvested performance-based share units	41	26	11
Diluted weighted average common shares outstanding	94,075	99,707	114,311

Basic earnings per share	$1.16	$1.05	$0.35
Diluted earnings per share	$1.14	$1.02	$0.34
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows, for the periods indicated:

	FISCAL YEAR
(shares in thousands)	2018	2017	2016
Stock options	2,879	5,555	5,151
Nonvested restricted stock and restricted stock units	99	128	219
Nonvested performance-based share units	201	222	92

7.           Stock-based and Deferred Compensation Plans

Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Stock options	$6,378	$10,423	$11,926
Restricted stock and restricted stock units	9,143	9,933	9,275
Performance-based share units	6,911	2,227	1,393
	$22,432	$22,583	$22,594

Stock Options - Stock options generally vest and become exercisable over a period of four years in an equal number of shares each year. Stock options have an exercisable life of no more than ten years from the date of grant. The Company settles stock option exercises with authorized but unissued shares of the Company’s common stock.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a summary of the Company’s stock option activity:

(in thousands, except exercise price and contractual life)	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2017	10,051	$14.89	5.2	$71,373
Granted	488	24.01
Exercised	(3,994)	10.14
Forfeited or expired	(355)	21.38
Outstanding as of December 30, 2018	6,190	$18.30	5.7	$11,439
Exercisable as of December 30, 2018	4,080	$17.67	4.5	$10,963

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows for the periods indicated:

	FISCAL YEAR
	2018	2017	2016
Assumptions:
Weighted-average risk-free interest rate (1)	2.66%	1.92%	1.32%
Dividend yield (2)	1.50%	1.84%	1.59%
Expected term (3)	5.8 years	6.3 years	6.1 years
Weighted-average volatility (4)	32.76%	33.72%	35.18%

Weighted-average grant date fair value per option	$7.23	$5.09	$5.28
________________

(1)	Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)	Expected term represents the period of time that the options are expected to be outstanding. The Company estimates the expected term based on historical exercise experience for its stock options.

(4)	Based on the historical volatility of the Company’s stock.

The following represents stock option compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Intrinsic value of options exercised	$52,247	$15,139	$10,792
Cash received from option exercises, net of tax withholding	$40,501	$13,329	$8,998
Fair value of stock options vested	$34,316	$28,085	$19,431
Tax benefits for stock option compensation expense (1)	$13,085	$5,889	$4,177

Unrecognized stock option expense	$8,077
Remaining weighted-average vesting period	2.3 years
________________

(1)	Includes excess tax benefits for tax deductions related to the exercise of stock options of $8.0 million, $2.9 million and $2.1 million for fiscal years 2018, 2017 and 2016, respectively.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Stock and Restricted Stock Units - Restricted stock units generally vest over a period of four years and become exercisable in an equal number of shares each year. Following is a summary of the Company’s restricted stock unit activity:

(shares in thousands)	NUMBER OF RESTRICTED STOCK UNIT AWARDS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding as of December 31, 2017	1,392	$17.54
Granted	390	22.00
Vested	(530)	18.32
Forfeited	(96)	17.94
Outstanding as of December 30, 2018	1,156	$18.65

The following represents restricted stock and restricted stock unit compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Fair value of restricted stock vested	$9,705	$10,182	$7,752
Tax benefits for restricted stock compensation expense	$2,938	$3,664	$2,513

Unrecognized restricted stock expense	$14,786
Remaining weighted-average vesting period	2.4 years

Performance-based Share Units (“PSUs”) - The number of PSUs that vest is determined for each year based on the achievement of certain performance criteria as set forth in the award agreement and may range from zero to 200% of the annual target grant. The PSUs are settled in shares of common stock, with holders receiving one share of common stock for each performance-based share unit that vests. The fair value of PSUs is based on the closing price of the Company’s common stock on the grant date. Compensation expense for PSUs is recognized over the vesting period when it is probable the performance criteria will be achieved.

The following table presents a summary of the Company’s PSU activity:

(shares in thousands)	PERFORMANCE-BASED SHARE UNITS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding as of December 31, 2017	499	$16.72
Granted	190	22.70
Vested	(68)	16.85
Forfeited	(46)	17.31
Outstanding as of December 30, 2018	575	$18.54

The following represents PSU compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Tax benefits for PSU compensation expense	$406	$501	$910
Unrecognized PSU expense	$7,093
Remaining weighted-average vesting period (1)	1.1 years
________________

(1)	PSUs typically vest after three years.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 30, 2018, the maximum number of shares of common stock available for issuance pursuant to the 2016 Omnibus Incentive Plan was 4,635,443.

Deferred Compensation Plans

U.S. Partner Deferred Compensations Plans - Certain U.S. Partners may participate in deferred compensation programs that are subject to the rules of section 409(a) of the Internal Revenue Code. The Company may invest in corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of certain of the obligations under the deferred compensation plans. The deferred compensation obligation due to U.S. Partners under these plans was $69.6 million and $96.3 million as of December 30, 2018 and December 31, 2017, respectively. The rabbi trust is funded through the Company’s voluntary contributions. The unfunded obligation for U.S. Partners deferred compensation was $26.3 million and $36.6 million as of December 30, 2018 and December 31, 2017, respectively.

Other Compensation Programs - Certain U.S. Partners participate in a non-qualified long-term compensation program that the Company funds as the obligation for each participant becomes due.

401(k) Plan - The Company has a qualified defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company incurred contribution costs of $5.3 million, $3.3 million and $3.2 million for the 401(k) Plan for 2018, 2017 and 2016, respectively.

Highly Compensated Employee Plan - The Company provides a deferred compensation plan for its highly compensated employees who are not eligible to participate in the 401(k) Plan. The deferred compensation plan allows these employees to contribute a percentage of their base salary and cash bonus on a pre-tax basis. The deferred compensation plan is unsecured and funded through the Company’s voluntary contributions.

8.           Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 30, 2018	DECEMBER 31, 2017
Prepaid expenses	$38,117	$40,688
Accounts receivable - gift cards, net	91,242	66,361
Accounts receivable - vendors, net	10,029	19,483
Accounts receivable - franchisees, net	1,303	2,017
Accounts receivable - other, net	19,688	22,808
Deferred gift card sales commissions	16,431	16,231
Assets held for sale	5,143	6,217
Other current assets, net	8,895	5,597
	$190,848	$179,402

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.     Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 30, 2018	DECEMBER 31, 2017
Land	$59,973	$74,228
Buildings and building improvements	645,920	653,246
Furniture and fixtures	428,676	410,792
Equipment	634,459	600,977
Leasehold improvements	542,815	534,875
Construction in progress	48,949	40,740
Less: accumulated depreciation	(1,244,863)	(1,141,444)
	$1,115,929	$1,173,414

Sale-leaseback Transactions - The following is a summary of sale-leaseback transactions with third-parties for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Gross proceeds from sale-leaseback transactions	$17,294	$108,010	$541,937
Sale-leaseback transaction, deferred gain, gross (1)	$2,393	$22,315	$163,434
Number of restaurant properties sold and leased back	6	31	153
_______________

(1)
Deferred gains are amortized to Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income over the initial term of each lease, ranging from 10 to 20 years.

During 2016, the Company sold six restaurant properties to third parties for aggregate proceeds of $18.5 million that did not qualify for sale accounting. The book value of the buildings and land for these restaurant properties remains on the Company’s Consolidated Balance Sheets. See Note 13 - Long-term Debt, Net and Note 19 - Commitments and Contingencies for additional details regarding the related financing obligation.

Properties Leased to Third Parties - As of December 30, 2018, the Company leased $14.8 million and $22.4 million of certain Company-owned land and buildings, respectively. These leased building assets are included in Property, fixtures and equipment, net of Accumulated depreciation of $9.7 million as of December 30, 2018.

Depreciation and repair and maintenance expense are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Depreciation expense	$192,099	$182,254	$183,049
Repair and maintenance expense	102,409	111,926	108,940

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.     Goodwill and Intangible Assets, Net

Goodwill - The following table is a rollforward of goodwill:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 25, 2016	$172,424	$137,631	$310,055
Translation adjustments	—	3,280	3,280
Impairments (1)	—	(1,444)	(1,444)
Divestitures (2)	(1,657)	—	(1,657)
Balance as of December 31, 2017	$170,767	$139,467	$310,234
Translation adjustments	—	(14,697)	(14,697)
Transfer to Assets held for sale	(110)	—	(110)
Balance as of December 30, 2018	$170,657	$124,770	$295,427
________________

(1)
During 2017, the Company recognized $1.4 million goodwill impairment related to its China subsidiary in Provision for impaired assets and restaurant closings within its Consolidated Statements of Operations and Comprehensive Income.

(2)	During 2017, the Company disposed of Goodwill in connection with the sale of 54 of its U.S. Company-owned Outback Steakhouse and Carrabba’s Italian Grill locations to existing franchisees.

The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated:

	DECEMBER 30, 2018		DECEMBER 31, 2017		DECEMBER 25, 2016
(dollars in thousands)	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS
U.S.	$838,827	$(668,170)	$838,937	$(668,170)	$840,594	$(668,170)
International	242,680	(117,910)	257,377	(117,910)	254,097	(116,466)
Total goodwill	$1,081,507	$(786,080)	$1,096,314	$(786,080)	$1,094,691	$(784,636)

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets each year during the second quarter. As a result of this assessment, the Company did not record any goodwill asset impairment charges during the periods presented.

Intangible Assets, net - Intangible assets, net, consisted of the following as of the periods indicated:

	WEIGHTED AVERAGE AMORTIZATION PERIOD (IN YEARS)	DECEMBER 30, 2018			DECEMBER 31, 2017
(dollars in thousands)		GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE	GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Trade names	Indefinite	$414,516		$414,516	$414,141		$414,141
Trademarks	10	81,381	$(44,057)	37,324	81,381	$(40,233)	41,148
Favorable leases	8	64,307	(41,447)	22,860	66,338	(39,259)	27,079
Franchise agreements	2	14,881	(13,212)	1,669	14,881	(12,067)	2,814
Reacquired franchise rights	12	46,446	(18,843)	27,603	55,071	(17,963)	37,108
Total intangible assets	9	$621,531	$(117,559)	$503,972	$631,812	$(109,522)	$522,290

The Company did not record any indefinite-lived intangible asset impairment charges during the periods presented.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Definite-lived intangible assets are amortized on a straight-line basis. The following table presents the aggregate expense related to the amortization of the Company’s trademarks, favorable leases, franchise agreements, reacquired franchise rights and other intangibles for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Amortization expense (1)	$13,377	$14,191	$15,666
________________

(1)	Amortization expense is recorded in Depreciation and amortization and Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The following table presents expected annual amortization of intangible assets as of December 30, 2018:

(dollars in thousands)
2019	$12,301
2020	10,736
2021	9,559
2022	9,143
2023	8,888

11.           Other Assets, Net

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 30, 2018	DECEMBER 31, 2017
Company-owned life insurance	$61,233	$73,818
Deferred financing fees (1)	6,563	8,232
Liquor licenses	24,153	24,659
Other assets	29,024	28,552
	$120,973	$135,261
________________

(1)	Net of accumulated amortization of $5.1 million and $4.1 million as of December 30, 2018 and December 31, 2017, respectively.

12.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 30, 2018	DECEMBER 31, 2017
Accrued payroll and other compensation	$101,249	$113,636
Accrued insurance	22,055	23,482
Other current liabilities	123,349	133,722
	$246,653	$270,840

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.           Long-term Debt, Net

Following is a summary of outstanding long-term debt, as of the periods indicated:

	DECEMBER 30, 2018		DECEMBER 31, 2017
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$475,000	4.14%	$500,000	3.27%
Revolving credit facility (1)	599,500	4.17%	600,000	3.26%
Total Senior Secured Credit Facility	1,074,500		1,100,000
Financing obligations	19,562	7.58% to 7.82%	19,579	7.52% to 7.82%
Capital lease obligations	3,297		2,015
Other notes payable	918	0.00% to 2.18%	904	0.00% to 2.18%
Less: unamortized debt discount and issuance costs	(3,502)		(4,394)
Total debt, net	1,094,775		1,118,104
Less: current portion of long-term debt	(27,190)		(26,335)
Long-term debt, net	$1,067,585		$1,091,769
________________

(1)	Represents the weighted-average interest rate for the respective period.

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

Fees on letters of credit and the daily unused availability under the revolving credit facility as of December 30, 2018 were 1.88% and 0.30%, respectively. As of December 30, 2018, $22.0 million of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing.

The Senior Secured Credit Facility is guaranteed by each of the Company’s current and future domestic subsidiaries and is secured by substantially all now owned or later acquired assets of the Company and OSI, including the Company’s domestic subsidiaries.

Financing Obligation - During 2016, the Company sold six restaurant properties to third parties for aggregate proceeds of $18.5 million and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 20 years. As the Company had continuing involvement in these restaurant properties, the sale of the properties did not qualify for sale accounting. As a result, the aggregate proceeds were recorded as a financing obligation on its Consolidated Balance Sheet. As such, the lease payments are recognized as

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

interest expense. See Note 19 - Commitments and Contingencies for additional details regarding the financing obligation.

Debt Covenants and Other Restrictions - Borrowings under the Company’s debt agreements are subject to various covenants that limit its ability to: incur additional indebtedness; make significant payments; sell assets; pay dividends and other restricted payments; acquire certain assets; effect mergers and similar transactions; and effect certain other transactions with affiliates. The Senior Secured Credit Facility has a financial covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”). TNLR is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net of cash) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Credit Agreement). The TNLR may not exceed 4.50 to 1.00. The Company’s TNLR as of December 30, 2018 does not limit the Company’s ability to draw on its revolving credit facility.
The Senior Secured Credit Facility permits regular quarterly dividend payments, subject to certain restrictions.
As of December 30, 2018 and December 31, 2017, the Company was in compliance with its debt covenants.
Loss on Defeasance, Extinguishment and Modification of Debt - Following is a summary of loss on defeasance, extinguishment and modification of debt recorded in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2017	2016
Refinancing of Senior Secured Credit Facility	$809	$—
Modification of the former credit facility	260	—
Defeasance of 2012 CMBS loan (1)	—	26,580
Modification of mortgage loan	—	418
Loss on defeasance, extinguishment and modification of debt	$1,069	$26,998
________________

(1)	The loss was comprised primarily of a penalty of $23.2 million.

Deferred financing fees - The Company deferred $9.7 million of financing costs incurred in connection with the refinancing of its Credit Agreement in 2017, including fees of $6.9 million associated with the revolving credit facility recorded in Other Assets, net and fees of $2.8 million associated with Term loan A recorded in Long-term debt, net.

Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding:

(dollars in thousands)	DECEMBER 30, 2018
Year 1	$27,190
Year 2	26,161
Year 3	38,264
Year 4	983,696
Year 5	46
Thereafter	19,418
Total	$1,094,775

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of required amortization payments for the Term loan A:

SCHEDULED QUARTERLY PAYMENT DATES (dollars in thousands)	TERM LOAN A
March 31, 2019 through December 27, 2020	$6,250
March 28, 2021 through December 26, 2021	$9,375
March 27, 2022 through September 25, 2022	$12,500

The Senior Secured Credit Facility contains mandatory prepayment requirements for Term loan A. The Company is required to prepay outstanding amounts under these loans with 50% of its annual excess cash flow, as defined in the Credit Agreement. The amount of outstanding loans required to be prepaid in accordance with the debt covenants may vary based on the Company’s leverage ratio and year end results. Other than the required minimum amortization premiums of $25.0 million, the Company does not anticipate any other payments will be required through December 29, 2019.

14.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 30, 2018	DECEMBER 31, 2017
Accrued insurance liability	$33,771	$35,945
Unfavorable leases (1)	32,120	36,661
Chef and Restaurant Managing Partner deferred compensation obligations and deposits	64,766	81,083
Other long-term liabilities (2)	60,876	56,754
	$191,533	$210,443
_______________

(1)	Net of accumulated amortization of $36.2 million and $34.0 million as of December 30, 2018 and December 31, 2017, respectively.

(2)	See Note 2 - Summary of Significant Accounting Policies for details of the impact of implementing ASU No. 2014-09 on the Company’s Consolidated Balance Sheet as of December 31, 2017.

15.         Stockholders’ Equity

Share Repurchases - Following is a summary of the Company’s share repurchase programs as of December 30, 2018 (dollars in thousands):

SHARE REPURCHASE PROGRAM	BOARD APPROVAL DATE	AUTHORIZED	REPURCHASED	CANCELED	REMAINING
2014	December 12, 2014	$100,000	$100,000	$—	$—
2015	August 3, 2015	$100,000	69,999	$30,001	$—
2016	February 12, 2016	$250,000	139,892	$110,108	$—
July 2016	July 26, 2016	$300,000	247,731	$52,269	$—
2017	April 21, 2017	$250,000	195,000	$55,000	$—
2018	February 16, 2018	$150,000	113,967	$—	$36,033
Total Share Repurchase Programs			$866,589

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Following is a summary of the shares repurchased under the Company’s share repurchase programs for the periods presented:

	NUMBER OF SHARES (in thousands)		AVERAGE REPURCHASE PRICE PER SHARE		AMOUNT (in thousands)
	2018	2017	2018	2017	2018	2017
First fiscal quarter	2,116	2,887	$24.10	$18.37	$50,996	$53,053
Second fiscal quarter	1,287	7,030	$23.31	$20.72	30,004	145,675
Third fiscal quarter	968	3,890	$18.57	$19.03	17,968	74,008
Fourth fiscal quarter	691	—	$21.71	$—	14,999	—
Total common stock repurchases	5,062	13,807	$22.52	$19.75	$113,967	$272,736

On February 12, 2019, the Company’s Board of Directors (the “Board”) canceled the remaining $36.0 million of authorization under the 2018 Share Repurchase Program and approved a new $150.0 million authorization (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program will expire on August 12, 2020.

Dividends - The Company declared and paid dividends per share during the periods presented as follows:

	DIVIDENDS PER SHARE		AMOUNT (in thousands)
	2018	2017	2018	2017
First fiscal quarter	$0.09	$0.08	$8,371	$8,254
Second fiscal quarter	0.09	0.08	8,363	8,054
Third fiscal quarter	0.09	0.08	8,344	7,369
Fourth fiscal quarter	0.09	0.08	8,234	7,311
Total cash dividends declared and paid	$0.36	$0.32	$33,312	$30,988

In February 2019, the Board declared a quarterly cash dividend of $0.10 per share, payable on March 8, 2019 to shareholders of record at the close of business on February 25, 2019.

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

The following table sets forth the effect of the acquisition of the limited partnership interests on stockholders’ equity attributable to Bloomin’ Brands for the periods indicated:

	NET INCOME ATTRIBUTABLE TO BLOOMIN’ BRANDS AND TRANSFERS TO NONCONTROLLING INTERESTS
	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Net income attributable to Bloomin’ Brands	$107,098	$101,293	$39,388
Transfers to noncontrolling interests:
Decrease in Bloomin’ Brands additional paid-in capital for purchase of limited partnership interests	(216)	(713)	(2,475)
Change from net income attributable to Bloomin’ Brands and transfers to noncontrolling interests	$106,882	$100,580	$36,913

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accumulated Other Comprehensive Loss - Following are the components of Accumulated other comprehensive loss (“AOCL”) as of the periods indicated:

(dollars in thousands)	DECEMBER 30, 2018	DECEMBER 31, 2017
Foreign currency translation adjustment	$(135,149)	$(98,573)
Unrealized loss on derivatives, net of tax	(7,606)	(626)
Accumulated other comprehensive loss	$(142,755)	$(99,199)

Following are the components of Other comprehensive (loss) income for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Bloomin’ Brands:
Foreign currency translation adjustment	$(36,576)	$8,936	$33,667

Unrealized (loss) gain on derivatives, net of tax (1)	$(7,100)	$627	$(1,250)
Reclassification of adjustments for loss on derivatives included in Net income, net of tax (2)	120	2,381	3,807
Total unrealized (loss) gain on derivatives, net of tax	$(6,980)	$3,008	$2,557
Other comprehensive (loss) income attributable to Bloomin’ Brands	$(43,556)	$11,944	$36,224

Non-controlling interests:
Foreign currency translation adjustment	$444	$(3)	$(43)
Other comprehensive income (loss) attributable to Non-controlling interests	$444	$(3)	$(43)

Redeemable non-controlling interests:
Foreign currency translation adjustment	$—	$26	$3,451
Other comprehensive income attributable to Redeemable non-controlling interests	$—	$26	$3,451
________________

(1)	Unrealized (loss) gain on derivatives is net of tax of ($2.5) million, $0.5 million and ($0.8) million for 2018, 2017 and 2016, respectively.

(2)	Reclassifications of adjustments for losses on derivatives are net of tax. See Note 16 - Derivative Instruments and Hedging Activities for discussion of the tax impact of reclassifications.

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

In 2016, the former equity holders exercised Options to sell their interests in the Brazil Joint Venture to the Company for total cash consideration of $27.3 million. This transaction resulted in a reduction of $29.4 million of Mezzanine equity and an increase of $2.1 million of Additional paid-in capital during 2016. The Company also recognized a cumulative translation adjustment of $9.6 million, which resulted in an increase to Additional paid-in capital and a decrease to Accumulated other comprehensive loss during 2016. As a result of these transactions, the Company owns 100% of the Brazil Joint Venture.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DESIGNATED HEDGES
Cash Flow Hedges of Interest Rate Risk - On September 9, 2014, the Company entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of the Company’s variable rate debt (the “2014 Swap Agreements”). The 2014 Swap Agreements have an aggregate notional amount of $400.0 million and mature on May 16, 2019. Under the terms of the 2014 Swap Agreements, the Company pays a weighted-average fixed rate of 2.02% on the notional amount and receives payments from the counterparties based on the 30-day LIBOR rate.

On October 24, 2018 and October 25, 2018, the Company entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of the Company’s variable rate debt (the “2018 Swap Agreements”). The 2018 Swap Agreements have an aggregate notional amount of $550.0 million, a forward start date of May 16, 2019 (the maturity date of the 2014 Swap Agreements), and mature on November 30, 2022. Under the terms of the 2018 Swap Agreements, the Company will pay a weighted-average fixed rate of 3.04% on the notional amount and receive payments from the counterparties based on the one-month LIBOR rate.

The Company’s interest rate swaps, which have been designated and qualify as cash flow hedges, are recognized on its Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $1.6 million will be reclassified to interest expense over the next twelve months related to the 2018 Swap Agreements.

The following table presents the fair value of the Company’s interest rate swaps as well as their classification on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 30, 2018	DECEMBER 31, 2017	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - asset (1)	$765	$—	Other current assets, net
Interest rate swaps - asset (1)	—	67	Other assets, net
Total fair value of derivative instruments - assets	$765	$67

Interest rate swaps - liability (1)	$1,393	$1,010	Accrued and other current liabilities
Interest rate swaps - liability (1)	9,723	—	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities	$11,116	$1,010

Interest receivable	$112	$—	Other current assets, net
Accrued interest	$—	$15	Accrued and other current liabilities
____________________
(1)    See Note 17 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the interest rate swaps on Net income for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Interest rate swap expense recognized in Interest expense, net	$(161)	$(3,908)	$(6,241)
Income tax benefit recognized in (Benefit) provision for income taxes	41	1,527	2,434
Total effects of the interest rate swaps on Net income	$(120)	$(2,381)	$(3,807)

The Company records its derivatives on its Consolidated Balance Sheets on a gross balance basis. The Company’s interest rate swaps are subject to master netting arrangements. As of December 30, 2018, the Company did not have more than one derivative with the same maturity date, between the same counterparties and as such, there was no netting.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 30, 2018 and December 31, 2017, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of December 30, 2018 and December 31, 2017, the fair value of the Company’s interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $10.5 million and $1.0 million, respectively. As of December 30, 2018 and December 31, 2017, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 30, 2018 and December 31, 2017, it could have been required to settle its obligations under the agreements at their termination value of $10.5 million and $1.0 million, respectively.

17.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis - The following table presents the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	DECEMBER 30, 2018			DECEMBER 31, 2017
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$627	$627	$—	$1,830	$1,830	$—
Money market funds	17,827	17,827	—	24,656	24,656	—
Restricted cash equivalents:
Money market funds	—	—	—	1,280	1,280	—
Other current assets, net:
Derivative instruments - interest rate swaps	765	—	765	—	—	—
Other assets, net:
Derivative instruments - interest rate swaps	—	—	—	67	—	67
Total asset recurring fair value measurements	$19,219	$18,454	$765	$27,833	$27,766	$67

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$1,393	$—	$1,393	$1,010	$—	$1,010
Other long-term liabilities:
Derivative instruments - interest rate swaps	9,723	—	9,723	—	—	—
Total liability recurring fair value measurements	$11,116	$—	$11,116	$1,010	$—	$1,010

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of December 30, 2018 and December 31, 2017, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the fair value measurements for Assets held for sale, Property, fixtures and equipment and other assets, aggregated by the level in the fair value hierarchy within which those measurements fall as of and for the periods indicated:

	2018		2017		2016
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$8,590	$5,276	$870	$467	$45,901	$44,729
Property, fixtures and equipment (2)	6,464	21,523	19,222	23,539	21,450	53,136
Other (3)	—	—	—	1,444	39	1,198
	$15,054	$26,799	$20,092	$25,450	$67,390	$99,063
________________

(1)
Carrying value approximates fair value with all assets measured using Level 2 inputs (third-party market appraisals or executed sales contracts) to estimate the fair value. Refer to Note 4 - Disposals for discussion of impairments related to Carrabba’s Italian Grill in 2018 and Outback Steakhouse South Korea in 2016.

(2)
Carrying value approximates fair value. Carrying values for assets measured using Level 2 inputs totaled $4.6 million, $19.2 million and $20.3 million for 2018, 2017 and 2016, respectively. Assets measured using Level 3 inputs, had a carrying value of $1.9 million and $1.2 million for 2018 and 2016, respectively. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate the fair value. Refer to Note 5 - Impairments and Exit Costs for a more detailed discussion of impairments.

(3)
Other primarily includes: (i) goodwill in 2017 and (ii) investment in unconsolidated affiliates and intangible assets in 2016. Carrying value approximates fair value with all assets measured using market appraisals (Level 2) to estimate the fair value.

Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of December 30, 2018 and December 31, 2017 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt, the fair values of which approximate their carrying amounts reported in its Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt, aggregated by the level in the fair value hierarchy in which those measurements fall as of the periods indicated:

	DECEMBER 30, 2018		DECEMBER 31, 2017
	CARRYING VALUE	FAIR VALUE (1)	CARRYING VALUE	FAIR VALUE (1)
(dollars in thousands)		LEVEL 2		LEVEL 2
Senior Secured Credit Facility:
Term loan A	$475,000	$464,906	$500,000	$502,500
Revolving credit facility	$599,500	$590,508	$600,000	$598,500
________________

(1)	Fair value of debt is determined based on quoted market prices in inactive markets.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18.           Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that impacted the Company’s 2017 provision for income taxes.

The Company has applied guidance under SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which allows for a measurement period up to one year after the December 22, 2017 enactment date of the Tax Act to complete the accounting requirements. In accordance with the expiration of the SAB 118 measurement period, the Company completed the assessment of the income tax effects of the Tax Act in the fourth quarter of 2018 with immaterial adjustments made to the provisional amounts.

Below is a summary of the amounts the Company has recorded in connection with the Tax Act:

•
A $1.9 million net tax expense was recorded during 2017 related to the transition tax on accumulated foreign earnings, remeasurement of the Company’s deferred tax assets and liabilities, the recording of a valuation allowance against foreign tax credit carryforwards and the write-off of certain deferred tax assets that will no longer be realized;

•	In January 2018, the Company recorded a $5.6 million income tax benefit for 2017 from the impact of the Tax Act on the retrospective adoption of ASU No. 2014-09; and

•
During 2018, the Company made immaterial adjustments to the initial provisional amounts in association with the filing of its 2017 federal income tax return and the completion of the assessment of the income tax effects of the Tax Act.

The Tax Act includes a provision designed to currently tax global intangible low-taxed income (“GILTI”) starting in 2018. The Company has elected, as permitted in FASB Staff Q&A - Topic 740 - No. 5, to treat any future GILTI tax liabilities as period costs and will expense those liabilities in the period incurred. The Company therefore has not recorded deferred taxes associated with the GILTI provision of the Tax Act.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for 2018 was lower than the blended federal and state statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips and excess tax benefits from equity-based compensation arrangements. The effective income tax rate for the 2017 was lower than the blended federal and state statutory rate of approximately 39%, primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips and the cumulative effect of the Tax Act. The effective income tax rate for the 2016 was lower than the blended federal and state statutory rate of approximately 39%, primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips.

The following table presents the domestic and foreign components of Income before provision for income taxes for the periods indicated:

	FISCAL YEAR
	2018	2017	2016
(dollars in thousands)		Restated (1)	Restated (1)
Domestic	$109,965	$112,226	$66,625
Foreign	(9,660)	(1,089)	(13,990)
	$100,305	$111,137	$52,635
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Provision (benefit) for income taxes consisted of the following for the periods indicated:

	FISCAL YEAR
	2018	2017	2016
(dollars in thousands)		Restated (1)	Restated (1)
Current provision:
Federal	$11,089	$18,384	$43,071
State	6,763	8,155	28,033
Foreign	2,405	9,041	14,389
	20,257	35,580	85,493
Deferred (benefit) provision:
Federal	(28,772)	(24,248)	(55,143)
State	(1,335)	(3,850)	(21,316)
Foreign	617	47	(386)
	(29,490)	(28,051)	(76,845)
(Benefit) provision for income taxes	$(9,233)	$7,529	$8,648
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

Effective Income Tax Rate - The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows for the periods indicated:

	FISCAL YEAR
	2018	2017	2016
		Restated (1)	Restated (1)
Income taxes at federal statutory rate	21.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	5.5	2.2	8.5
Employment-related credits, net	(34.6)	(27.2)	(57.4)
Excess tax benefits from stock-based compensation arrangements (2)	(7.1)	(2.2)	—
Enhanced charitable contributions deduction	(1.3)	(1.7)	(4.2)
Noncontrolling interests	(0.9)	(1.4)	(3.0)
Foreign rate differential	(0.7)	1.7	0.8
Domestic manufacturing deduction	(0.3)	(4.6)	—
Nondeductible expenses	5.0	3.6	3.4
Valuation allowance on deferred income tax assets	3.9	3.3	6.5
Net life insurance expense	0.6	(0.7)	(2.9)
Cumulative effect of the Tax Act	0.2	(3.3)	—
Refranchising of Outback Steakhouse South Korea	—	—	29.4
Other, net	(0.5)	2.1	0.3
Total	(9.2)%	6.8%	16.4%
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

(2)	During 2018 and 2017, excess tax benefits from share-based award activity are reflected as a reduction to the provision for income taxes as a result of the adoption of ASU No. 2016-09.

The net decrease in the effective income tax rate in 2018 as compared to 2017 was primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as part of the Tax Act. The remaining decrease was primarily due to employment-related credits being a higher percentage of net income in 2018 and excess tax benefits from equity-based compensation arrangements recorded in 2018. These decreases were partially offset by the domestic manufacturing deduction and the cumulative effect of the Tax Act recorded in 2017.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Deferred Tax Assets and Liabilities - The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows as of the periods indicated:

	DECEMBER 30, 2018	DECEMBER 31, 2017
(dollars in thousands)		Restated (1)
Deferred income tax assets:
Deferred rent	$42,550	$40,504
Insurance reserves	14,232	15,788
Unearned revenue	12,590	4,007
Deferred compensation	30,864	38,273
Net operating loss carryforwards	10,279	8,003
Federal tax credit carryforwards	99,591	75,661
Partner deposits and accrued partner obligations	4,389	4,326
Other, net	17,885	15,342
Gross deferred income tax assets	232,380	201,904
Less: valuation allowance	(17,535)	(15,925)
Net deferred income tax assets	214,845	185,979
Deferred income tax liabilities:
Less: property, fixtures and equipment basis differences	(19,445)	(18,814)
Less: intangible asset basis differences	(117,200)	(116,425)
Less: deferred gain on extinguishment of debt	—	(7,180)
Net deferred income tax assets	$78,200	$43,560
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

Undistributed Earnings - The Company had aggregate accumulated foreign earnings of approximately $88.3 million. This amount consists mainly of historical earnings (2017 and prior) that were previously taxed in the U.S. under the Tax Act and post-2017 foreign earnings that can be distributed back to the Company’s U.S. entities without additional U.S. federal income tax and for which the Company is no longer asserting that it is indefinitely reinvested.

As of December 30, 2018, the Company maintained a deferred tax liability for state income taxes on historical and future earnings of $0.1 million. The Company has not recorded a deferred tax liability on the financial statement carrying amount over the tax basis of its investments in foreign subsidiaries because the Company continues to assert that it is indefinitely reinvested in its underlying investments in foreign subsidiaries. The determination of any unrecorded deferred tax liability on this amount in not practicable due to the uncertainty of how these investments would be recovered.

Tax Carryforwards - The amount and expiration dates of tax loss carryforwards and credit carryforwards as of December 30, 2018 are as follows:

(dollars in thousands)	EXPIRATION DATE			AMOUNT
Federal tax credit carryforwards	2026	-	2038	$114,924
Foreign loss carryforwards	2019	-	Indefinite	$37,438
Foreign tax credit carryforwards	Indefinite			$574

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 30, 2018, the Company had $112.2 million in general business tax credit carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. The Company currently expects to utilize all of these tax credit carryforwards within a four to six year period. However, the Company’s ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code.

The Company anticipates generating additional business tax credits in future years. The amount of business tax credits expected to be generated in 2019 is approximately $40 million to $45 million.

Unrecognized Tax Benefits - As of December 30, 2018 and December 31, 2017, the liability for unrecognized tax benefits was $25.2 million and $23.7 million, respectively. Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $25.0 million and $24.0 million, respectively, if recognized, would impact the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Balance as of beginning of year	$23,663	$19,583	$19,430
Additions for tax positions taken during a prior period	2,461	4,149	476
Reductions for tax positions taken during a prior period	(826)	(1,009)	(430)
Additions for tax positions taken during the current period	2,017	1,822	2,472
Settlements with taxing authorities	(682)	—	(391)
Lapses in the applicable statutes of limitations	(1,390)	(945)	(2,230)
Translation adjustments	(53)	63	256
Balance as of end of year	$25,190	$23,663	$19,583

The Company had approximately $1.5 million and $1.8 million accrued for the payment of interest and penalties as of December 30, 2018 and December 31, 2017, respectively. The Company recognized immaterial interest and penalties related to uncertain tax positions in the (Benefit) provision for income taxes, for all periods presented.

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

Open Tax Years - Following is a summary of the open audit years by jurisdiction as of December 30, 2018:

	OPEN AUDIT YEARS
United States - federal	2007	-	2017
United States - state	2001	-	2017
Foreign	2009	-	2017

The Company was previously under examination by tax authorities in South Korea for the 2008 to 2012 tax years. In connection with the examination, the Company was assessed and paid $6.7 million of tax obligations. During the third quarter of 2018, the Company received final confirmation of relief from double taxation through competent authority. No material modifications were made to amounts previously recorded.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

19.           Commitments and Contingencies

Operating Leases - The Company leases restaurant and office facilities and certain equipment under operating leases mainly having initial terms expiring between 2019 and 2036. The restaurant facility leases have renewal clauses primarily from five to 20 years, exercisable at the option of the Company. Certain of these leases require the payment of contingent rentals leased on a percentage of gross revenues, as defined by the terms of the applicable lease agreement.

Total rent expense and sublease rental income is as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Rent expense (1)	$185,385	$188,205	$173,507
Sublease revenues	$5,551	$4,472	$853
____________________

(1)	Includes contingent rent expense of $4.5 million, $4.3 million and $5.9 million, for fiscal years 2018, 2017 and 2016, respectively.

As of December 30, 2018, future minimum rental payments and sublease revenues under non-cancelable operating leases are as follows:

(dollars in thousands)	LEASE PAYMENTS (1)	SUBLEASE REVENUES
2019	$188,803	$5,189
2020	179,541	5,142
2021	163,236	5,204
2022	145,896	5,024
2023	127,776	5,014
Thereafter	858,689	54,964
Total minimum lease payments	$1,663,941	$80,537
____________________

(1)	Minimum lease payments have not been reduced by minimum sublease rentals and exclude unexercised renewal terms.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of December 30, 2018, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was approximately $30.0 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of December 30, 2018 was approximately $22.4 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. The Company believes the financial strength and operating history of the lessees significantly reduces the risk that it will be required to make payments under these leases. Accordingly, no contingent liability has been recorded.

Financing Obligation - Following is a summary of the Company’s minimum financing payments, including interest, during the initial term of the various leases:

(dollars in thousands)	DECEMBER 30, 2018
2019	$1,346
2020	1,370
2021	1,398
2022	1,423
2023	1,446
Thereafter	20,773
Total (1)	$27,756
____________________

(1)	Refer to Note 13 - Long-term Debt, Net for additional details regarding the Company’s financing obligation.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Purchase Obligations - Purchase obligations were $364.3 million and $446.0 million as of December 30, 2018 and December 31, 2017, respectively. These purchase obligations are primarily due within five years, however, commitments with various vendors extend through January 2028. Outstanding commitments consist primarily of food and beverage products related to normal business operations and contracts for restaurant level service contracts, advertising and technology. In 2018, the Company purchased more than 90% of its U.S. beef raw materials from four beef suppliers that represent more than 80% of the total beef marketplace in the U.S.

Litigation and Other Matters - In relation to various legal matters, the Company had $2.8 million and $4.3 million of liability recorded as of December 30, 2018 and December 31, 2017, respectively. During 2018, 2017 and 2016, the Company recognized $1.6 million, $1.2 million and $4.0 million, respectively, in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income for certain legal settlements.

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

Insurance - As of December 30, 2018, the future payments the Company expects for workers’ compensation, general liability and health insurance claims are:

(dollars in thousands)
2019	$22,295
2020	12,093
2021	7,915
2022	4,456
2023	2,565
Thereafter	11,149
$60,473

The following is a reconciliation of the expected aggregate undiscounted reserves to the discounted reserves for insurance claims recognized on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 30, 2018	DECEMBER 31, 2017
Undiscounted reserves	$60,473	$63,426
Discount (1)	(4,647)	(3,999)
Discounted reserves	$55,826	$59,427

Discounted reserves recognized in the Company’s Consolidated Balance Sheets:
Accrued and other current liabilities	$22,055	$23,482
Other long-term liabilities, net	33,771	35,945
	$55,826	$59,427
____________________

(1)	Discount rates of 2.77% and 1.88% were used for December 30, 2018 and December 31, 2017, respectively.

20.    Segment Reporting

The Company considers its restaurant concepts and international markets to be operating segments, which reflects how the Company manages its business, reviews operating performance and allocates resources. Resources are allocated and performance is assessed by the Company’s Chief Executive Officer, whom the Company has determined to be its Chief Operating Decision Maker. The Company aggregates its operating segments into two reportable segments, U.S.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

and International. The U.S. segment includes all restaurants operating in the U.S. while restaurants operating outside the U.S. are included in the International segment.

The following is a summary of reporting segments as of December 30, 2018:

REPORTABLE SEGMENT (1)	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse	Brazil, Hong Kong/China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
_________________

(1)	Includes franchise locations.

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies. Revenues for all segments include only transactions with customers and exclude intersegment revenues. Excluded from income from operations for U.S. and International are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses and certain bonus expenses.

The following table is a summary of Total revenue by segment, for the periods indicated:

	FISCAL YEAR
	2018	2017	2016
(dollars in thousands)		(Restated) (1)	(Restated) (1)
Total revenues
U.S.	$3,687,239	$3,760,867	$3,805,635
International	439,174	462,269	455,038
Total revenues	$4,126,413	$4,223,136	$4,260,673
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

The following table is a reconciliation of Segment income (loss) from operations to Income before (benefit) provision for income taxes, for the periods indicated:

	FISCAL YEAR
	2018	2017	2016
(dollars in thousands)		(Restated) (1)	(Restated) (1)
Segment income (loss) from operations
U.S.	$288,959	$289,971	$282,791
International	22,001	28,798	(5,918)
Total segment income from operations	310,960	318,769	276,873
Unallocated corporate operating expense	(165,707)	(180,083)	(153,123)
Total income from operations	145,253	138,686	123,750
Loss on defeasance, extinguishment and modification of debt	—	(1,069)	(26,998)
Other (expense) income, net	(11)	14,912	1,609
Interest expense, net	(44,937)	(41,392)	(45,726)
Income before (benefit) provision for income taxes	$100,305	$111,137	$52,635
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Depreciation and amortization
U.S.	$158,307	$149,976	$155,434
International	26,304	27,796	26,013
Corporate	16,982	14,510	12,391
Total depreciation and amortization	$201,593	$192,282	$193,838

The following table is a summary of capital expenditures by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2018	2017	2016
Capital expenditures
U.S.	$162,207	$209,260	$211,855
International	36,962	33,302	40,662
Corporate	11,754	13,280	17,671
Total capital expenditures	$210,923	$255,842	$270,188

The following table sets forth Total assets by segment as of the periods indicated:

(dollars in thousands)	DECEMBER 30, 2018	DECEMBER 31, 2017 (1)
Assets
U.S.	$1,841,482	$1,856,406
International	401,557	450,974
Corporate	221,735	254,514
Total assets	$2,464,774	$2,561,894
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies for details of the impact of implementing ASU No. 2014-09 on the Company’s Consolidated Balance Sheet as of December 31, 2017.

Geographic areas — International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding goodwill, intangible assets and deferred tax assets, by major geographic area as of the periods indicated:

(dollars in thousands)	DECEMBER 30, 2018	DECEMBER 31, 2017
U.S.	$1,107,679	$1,164,322
International
Brazil	115,560	126,341
Other	13,663	18,012
Total assets	$1,236,902	$1,308,675

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

International revenues are defined as revenues generated from restaurant sales originating in a country other than the U.S. The following table details Total revenues by major geographic area for the periods indicated:

	FISCAL YEAR
	2018	2017	2016
(dollars in thousands)		(Restated) (1)	(Restated) (1)
U.S.	$3,687,239	$3,760,867	$3,805,635
International
Brazil	376,317	410,249	318,881
Other	62,857	52,020	136,157
Total revenue	$4,126,413	$4,223,136	$4,260,673
____________________

(1)	See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09.

21.    Selected Quarterly Financial Data (Unaudited)

2018 FISCAL QUARTERS (dollars in thousands, except per share data)	FIRST (1)	SECOND (1)	THIRD (1)	FOURTH (1)
Total revenues	$1,116,465	$1,031,814	$965,021	$1,013,113
Income from operations	78,371	32,924	12,537	21,421
Net income	66,137	26,723	4,253	12,425
Net income attributable to Bloomin’ Brands	65,398	26,721	4,072	10,907
Earnings per share:
Basic	$0.71	$0.29	$0.04	$0.12
Diluted	$0.68	$0.28	$0.04	$0.12

2017 FISCAL QUARTERS (dollars in thousands, except per share data)	FIRST (2)	SECOND (2)	THIRD (2)	FOURTH (2)
Total revenues	$1,154,711	$1,036,458	$955,587	$1,076,380
Income from operations	76,834	41,342	5,219	15,290
Net income	49,638	35,832	5,293	12,845
Net income attributable to Bloomin’ Brands	48,625	35,133	5,583	11,952
Earnings per share:
Basic	$0.47	$0.36	$0.06	$0.13
Diluted	$0.46	$0.34	$0.06	$0.13
____________________

(1)
Income from operations in the first, second, third and fourth quarters include expense of $4.5 million, $9.5 million, $6.9 million and $21.8 million, respectively, for impairments, closing costs and severance related to: (i) the restructuring of certain international markets, including Puerto Rico and China, the restructuring of the Company’s Express concept, reclassification of assets to held for sale in connection with refranchising certain restaurants and approved closure and restructuring initiatives, (ii) the relocation of certain restaurants and (iii) the restructuring of certain functions.

(2)
See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details of the impact of implementing ASU No. 2014-09. Total revenues for the fourth quarter include an increase of $80.4 million for the 53rd week. Income from operations in the first, second, third and fourth quarters include expense of $17.6 million, $3.0 million, $20.0 million and $25.7 million, respectively, for impairments, closing costs and severance related to: (i) approved closure and restructuring initiatives, (ii) the relocation of certain restaurants, (iii) the remeasurement of certain surplus properties, (iv) a restructuring event and (v) the Company’s China subsidiary. Net income for the second and third quarters includes gains on the sale of certain restaurants of $7.4 million and $8.4 million, respectively. Includes $0.11 of additional earnings per share from a 53rd operating week in 2017.

BLOOMIN’ BRANDS, INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of December 30, 2018.

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
Changes in Internal Control over Financial Reporting

During the most recent quarter ended December 30, 2018, we completed implementation of a new lease accounting system, including the integration of our lease accounting system with our general ledger, in preparation for our adoption of the new lease accounting standard in the first quarter of 2019. Internal controls and processes have been designed to address changes in the business applications and financial processes as a result of this implementation. Those changes will continue to be evaluated by management. This implementation presents transitional risks to maintaining adequate internal controls over financial reporting.
There have been no other changes in our internal control over financial reporting during our most recent quarter ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

BLOOMIN’ BRANDS, INC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees will be included under the captions “Proposal No. 1: Election of Directors—Nominees for Election at this Annual Meeting” and “—Directors Continuing in Office” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference.

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

BLOOMIN’ BRANDS, INC.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included under the captions “Proposal No. 2: Ratification of Independent Registered Certified Public Accounting Firm—Principal Accountant Fees and Services” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” in our Definitive Proxy Statement and is incorporated herein by reference.

BLOOMIN’ BRANDS, INC.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

•	Consolidated Balance Sheets - December 30, 2018 and December 31, 2017

•	Consolidated Statements of Operations and Comprehensive Income – Fiscal years 2018, 2017, and 2016

•	Consolidated Statements of Changes in Stockholders’ Equity – Fiscal years 2018, 2017, and 2016

•	Consolidated Statements of Cash Flows – Fiscal years 2018, 2017, and 2016

•	Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Report.
(a)(3) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

3.1	Second Amended and Restated Certificate of Incorporation of Bloomin’ Brands, Inc.	Registration Statement on Form S-8, File No. 333-183270, filed on August 13, 2012, Exhibit 4.1

3.2	Third Amended and Restated Bylaws of Bloomin’ Brands, Inc.	December 7, 2018 Form 8-K, Exhibit 3.1

4.1	Form of Common Stock Certificate	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 4.1

10.1
Credit Agreement dated as of November 30, 2017, among Bloomin’ Brands, Inc., OSI Restaurant Partners, LLC, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent
December 31, 2017 Form 10-K, Exhibit 10.38

10.2
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

10.3
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

10.5
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
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.29

10.31*	Split-Dollar Agreement dated August 12, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Joseph J. Kadow	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.48

10.32*	Employment Offer Letter Agreement, dated as of July 30, 2014, between Bloomin’ Brands, Inc. and Donagh Herlihy	December 28, 2014 Form 10-K, Exhibit 10.58

10.33*	Employment Offer Letter Agreement, dated as of May 4, 2015, between Bloomin’ Brands, Inc. and Sukhdev Singh	December 27, 2015 Form 10-K, Exhibit 10.57

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.34*	Employment Offer Letter Agreement, dated as of February 12, 2016, between Bloomin’ Brands, Inc. and Michael Kappitt	March 27, 2016 Form 10-Q, Exhibit 10.3

10.35*	Employment Offer Letter Agreement, dated as of July 29, 2016, between Bloomin’ Brands, Inc. and Gregg Scarlett	September 25, 2016 Form 10-Q, Exhibit 10.2

10.36*	Employment Offer Letter Agreement, dated as of July 29, 2016, between Bloomin’ Brands, Inc. and David Schmidt	September 25, 2016 Form 10-Q, Exhibit 10.3

10.37	Registration Rights Agreement among Bloomin’ Brands, Inc. and certain stockholders of Bloomin’ Brands, Inc. made as of April 29, 2014	May 1, 2014 Form 8-K, Exhibit 10.3

10.38*	Separation Agreement and General Release, dated as of December 31, 2017, by and between Christopher Brandt and Bloomin’ Brands, Inc.	December 31, 2017 Form 10-K, Exhibit 10.39

10.39*	Separation Agreement and General Release, dated as of December 31, 2017, by and between Patrick Murtha and Bloomin’ Brands, Inc.	December 31, 2017 Form 10-K, Exhibit 10.40

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]	Filed herewith

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	February 27, 2019	Bloomin’ Brands, Inc.

By: /s/ Elizabeth A. Smith
Elizabeth A. Smith Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth A. Smith	Chief Executive Officer and Director (Principal Executive Officer)
Elizabeth A. Smith		February 27, 2019

/s/ David J. Deno	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)
David J. Deno		February 27, 2019

/s/ James R. Craigie
James R. Craigie	Director	February 27, 2019

/s/ David R. Fitzjohn
David R. Fitzjohn	Director	February 27, 2019

/s/ Mindy Grossman
Mindy Grossman	Director	February 27, 2019

/s/ Tara Walpert Levy
Tara Walpert Levy	Director	February 27, 2019

/s/ John J. Mahoney
John J. Mahoney	Director	February 27, 2019

/s/ R. Michael Mohan
R. Michael Mohan	Director	February 27, 2019

/s/ Wendy A. Beck
Wendy A. Beck	Director	February 27, 2019