Form 10-Q
period 2019-03-31
Bloomin' Brands, Inc.
filed 2019-05-03
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BLMN	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

As of April 30, 2019, 91,705,720 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2019
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	MARCH 31, 2019	DECEMBER 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$82,766	$71,823
Inventories	73,149	72,812
Other current assets, net	93,909	190,848
Total current assets	249,824	335,483
Property, fixtures and equipment, net	1,079,494	1,115,929
Operating lease right-of-use assets	1,276,311	—
Goodwill	297,784	295,427
Intangible assets, net	479,744	503,972
Deferred income tax assets, net	49,766	92,990
Other assets, net	119,624	120,973
Total assets	$3,552,547	$2,464,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$166,320	$174,488
Accrued and other current liabilities	378,272	246,653
Unearned revenue	250,703	342,708
Current portion of long-term debt	26,680	27,190
Total current liabilities	821,975	791,039
Non-current operating lease liabilities	1,285,073	—
Deferred rent	—	167,027
Deferred income tax liabilities	14,730	14,790
Long-term debt, net	1,037,630	1,067,585
Long-term portion of deferred gain on sale-leaseback transactions, net	—	177,983
Other long-term liabilities, net	140,776	191,533
Total liabilities	3,300,184	2,409,957
Commitments and contingencies (Note 16)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 30, 2018	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 91,646,542 and 91,271,825 shares issued and outstanding as of March 31, 2019 and December 30, 2018, respectively	916	913
Additional paid-in capital	1,099,346	1,107,582
Accumulated deficit	(714,425)	(920,010)
Accumulated other comprehensive loss	(141,653)	(142,755)
Total Bloomin’ Brands stockholders’ equity	244,184	45,730
Noncontrolling interests	8,179	9,087
Total stockholders’ equity	252,363	54,817
Total liabilities and stockholders’ equity	$3,552,547	$2,464,774

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 31, 2019	APRIL 1, 2018
Revenues
Restaurant sales	$1,111,642	$1,099,003
Franchise and other revenues	16,489	17,462
Total revenues	1,128,131	1,116,465
Costs and expenses
Cost of sales	352,111	352,132
Labor and other related	319,015	311,062
Other restaurant operating	250,854	253,345
Depreciation and amortization	49,482	50,120
General and administrative	70,589	68,696
Provision for impaired assets and restaurant closings	3,586	2,739
Total costs and expenses	1,045,637	1,038,094
Income from operations	82,494	78,371
Other (expense) income, net	(168)	1
Interest expense, net	(11,181)	(10,310)
Income before provision for income taxes	71,145	68,062
Provision for income taxes	5,496	1,925
Net income	65,649	66,137
Less: net income attributable to noncontrolling interests	1,349	739
Net income attributable to Bloomin’ Brands	$64,300	$65,398

Net income	$65,649	$66,137
Other comprehensive income:
Foreign currency translation adjustment, net of tax	5,755	1,349
Unrealized (loss) gain on derivatives, net of tax	(4,381)	888
Reclassification of adjustment for (gain) loss on derivatives included in Net income, net of tax	(364)	308
Comprehensive income	66,659	68,682
Less: comprehensive income attributable to noncontrolling interests	1,257	721
Comprehensive income attributable to Bloomin’ Brands	$65,402	$67,961

Earnings per share:
Basic	$0.70	$0.71
Diluted	$0.69	$0.68
Weighted average common shares outstanding:
Basic	91,415	92,268
Diluted	92,661	95,782

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 30, 2018	91,272	$913	$1,107,582	$(920,010)	$(142,755)	$9,087	$54,817
Cumulative-effect from a change in accounting principle, net of tax	—	—	—	141,285	—	—	141,285
Net income	—	—	—	64,300	—	1,349	65,649
Other comprehensive income (loss), net of tax	—	—	—	—	1,102	(92)	1,010
Cash dividends declared, $0.10 per common share	—	—	(9,140)	—	—	—	(9,140)
Stock-based compensation	—	—	3,993	—	—	—	3,993
Common stock issued under stock plans (1)	375	3	(3,089)	—	—	—	(3,086)
Distributions to noncontrolling interests	—	—	—	—	—	(2,429)	(2,429)
Contributions from noncontrolling interests	—	—	—	—	—	264	264
Balance, March 31, 2019	91,647	$916	$1,099,346	$(714,425)	$(141,653)	$8,179	$252,363

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2017	91,913	$919	$1,081,813	$(913,191)	$(99,199)	$10,889	$81,231
Net income	—	—	—	65,398	—	818	66,216
Other comprehensive income (loss), net of tax	—	—	—	—	2,563	(18)	2,545
Cash dividends declared, $0.09 per common share	—	—	(8,371)	—	—	—	(8,371)
Repurchase and retirement of common stock	(2,116)	(21)	—	(50,975)	—	—	(50,996)
Stock-based compensation	—		5,121	—	—	—	5,121
Common stock issued under stock plans (1)	1,619	16	13,663	—	—	—	13,679
Change in the redemption value of redeemable interests	—	—	(79)	—	—	—	(79)
Distributions to noncontrolling interests	—	—	—	—	—	(1,069)	(1,069)
Contributions from noncontrolling interests	—	—	—	—	—	158	158
Balance, April 1, 2018	91,416	$914	$1,092,147	$(898,768)	$(96,636)	$10,778	$108,435
________________

(1)	Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 31, 2019	APRIL 1, 2018
Cash flows provided by operating activities:
Net income	$65,649	$66,137
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	49,482	50,120
Amortization of deferred discounts and issuance costs	634	643
Amortization of deferred gift card sales commissions	8,407	9,415
Provision for impaired assets and restaurant closings	3,586	2,739
Amortization of operating lease assets	17,814	—
Stock-based and other non-cash compensation expense	6,035	6,058
Deferred income tax (benefit) expense	(501)	126
Loss on sale of a business or subsidiary	167	—
Recognition of deferred gain on sale-leaseback transactions	—	(3,069)
Other, net	(660)	114
Change in assets and liabilities	(66,730)	(80,748)
Net cash provided by operating activities	83,883	51,535
Cash flows used in investing activities:
Capital expenditures	(44,710)	(48,347)
Other investments, net	2,690	2,137
Net cash used in investing activities	(42,020)	(46,210)
Cash flows used in financing activities:
Repayments of long-term debt	(7,428)	(6,436)
Proceeds from borrowings on revolving credit facilities, net	148,200	151,829
Repayments of borrowings on revolving credit facilities	(152,300)	(122,000)
(Payments of taxes) proceeds from the exercise of share-based compensation, net	(3,086)	13,679
Distributions to noncontrolling interests	(2,429)	(1,069)
Contributions from noncontrolling interests	264	158
Purchase of limited partnership and noncontrolling interests	—	(1,444)
Repayments of partner deposits and accrued partner obligations	(5,460)	(4,432)
Repurchase of common stock	—	(50,996)
Cash dividends paid on common stock	(9,140)	(8,371)
Net cash used in financing activities	(31,379)	(29,082)
Effect of exchange rate changes on cash and cash equivalents	459	54
Net increase (decrease) in cash, cash equivalents and restricted cash	10,943	(23,703)
Cash, cash equivalents and restricted cash as of the beginning of the period	71,823	129,543
Cash and cash equivalents as of the end of the period	$82,766	$105,840
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,637	$9,401
Cash paid for income taxes, net of refunds	4,255	1,696
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$17,618	$—
Leased assets obtained in exchange for new finance lease liabilities	76	—
Decrease in liabilities from the acquisition of property, fixtures and equipment or capital leases	(6,066)	(4,985)

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Description of the Business and Basis of Presentation

Description of the Business - Bloomin’ Brands (“Bloomin’ Brands” or the “Company”) owns and operates casual, upscale casual and fine dining restaurants. The Company’s restaurant portfolio has four concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

Basis of Presentation - The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments necessary for fair financial statement presentation for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2018.

Recently Adopted Financial Accounting Standards - On December 31, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02: Leases (Topic 842) (“ASU No. 2016-02”), ASU No. 2018-01: Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU No. 2018-01”), and ASU No. 2018-11: Leases (Topic 842): Targeted Improvements (“ASU No. 2018-11”). ASU No. 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU No. 2018-01 allows an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the Company’s adoption of ASU No. 2016-02. ASU No. 2018-11 allows for an additional transition method, which permits use of the effective date of adoption as the date of initial application of ASU No. 2016-02 without restating comparative period financial statements and provides entities with a practical expedient that allows entities to elect not to separate lease and non-lease components when certain conditions are met.

The Company adopted ASU No. 2016-02 using December 31, 2018 as the date of initial application. Consequently, financial information and the disclosures required under the new standard were not provided for dates and periods before December 31, 2018. The Company also elected a transition package including practical expedients that permitted it not to reassess the classification and initial direct costs of expired or existing contracts and leases, to not separate lease and non-lease components of restaurant facility leases executed subsequent to adoption, and to not evaluate land easements that exist or expired before the adoption. In preparation for adoption, the Company implemented a new lease accounting system.

Adoption resulted in the following, as of December 31, 2018:

(i)	recording of right-of-use assets of $1.3 billion and lease liabilities of $1.5 billion;

(ii)
a credit to the beginning balance of Accumulated Deficit of $190.4 million to derecognize deferred gains on sale-leaseback transactions and a debit to the beginning balance of Accumulated Deficit of $49.2 million to derecognize the related deferred tax assets; and

(iii)
derecognition of existing debt obligations of $19.6 million and existing fixed assets of $16.1 million related to restaurant properties sold and leased back from third parties that previously did not qualify for sale accounting, with gains or losses associated with this change recognized in Accumulated Deficit.

Other restaurant operating expense increased during thirteen weeks ended March 31, 2019 from the adoption of ASU No. 2016-02 since the Company no longer recognizes the benefit of deferred gains on sale-leaseback transactions

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

through its statements of operations over the corresponding lease term. During the thirteen weeks ended April 1, 2018, the Company recognized $3.1 million of sale-leaseback deferred gain amortization.

As a result of adoption of ASU No. 2016-02, the Company recorded reclassification adjustments to certain balances that were recorded under Accounting Standards Codification Topic 840, “Leases” (“ASC 840”) in its Consolidated Balance Sheet as of December 30, 2018. The following table summarizes accounts with material reclassification adjustments which impacted Operating lease right-of-use assets as a part of the adoption of ASU No. 2016-02:

ACCOUNT	CONSOLIDATED BALANCE SHEET CLASSIFICATION UNDER ASC 840
Favorable leases	Intangible assets, net
Deferred rent	Deferred rent
Unfavorable leases	Other long-term liabilities, net
Exit-related lease accruals	Other long-term liabilities, net

In addition, rent payments that were recorded within prepaid assets under ASC 840 are now recorded as a reduction of the current portion of operating lease liabilities.

Recently Issued Financial Accounting Standards Not Yet Adopted - In August 2018, the Financial Accounting Standards Board issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (“ASU No. 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU No. 2018-15 is effective for the Company in the first quarter of 2020, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2018-15 on its consolidated financial statements.

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

2.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019	APRIL 1, 2018
Revenues
Restaurant sales	$1,111,642	$1,099,003
Franchise and other revenues:
Franchise revenue	$13,762	$14,215
Other revenue	2,727	3,247
Total Franchise and other revenues	$16,489	$17,462
Total revenues	$1,128,131	$1,116,465

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following tables include the disaggregation of Restaurant sales and Franchise revenue, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTEEN WEEKS ENDED
	MARCH 31, 2019		APRIL 1, 2018
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse	$586,771	$10,601	$571,479	$11,074
Carrabba’s Italian Grill	173,475	171	173,927	147
Bonefish Grill	156,434	210	156,849	240
Fleming’s Prime Steakhouse & Wine Bar	83,026	—	80,990	—
Other	1,107	—	1,099	—
U.S. Total	$1,000,813	$10,982	$984,344	$11,461
International
Outback Steakhouse-Brazil	$89,565	$—	$95,123	$—
Other	21,264	2,780	19,536	2,754
International Total	$110,829	$2,780	$114,659	$2,754
Total	$1,111,642	$13,762	$1,099,003	$14,215

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	MARCH 31, 2019	DECEMBER 30, 2018
Other current assets, net
Deferred gift card sales commissions	$11,195	$16,431

Unearned revenue
Deferred gift card revenue	$240,923	$333,794
Deferred loyalty revenue	9,288	8,424
Deferred franchise fees - current	492	490
Total Unearned revenue	$250,703	$342,708

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,702	$4,531

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019	APRIL 1, 2018
Balance, beginning of period	$16,431	$16,231
Deferred gift card sales commissions amortization	(8,407)	(9,415)
Deferred gift card sales commissions capitalization	3,833	3,858
Other	(662)	(635)
Balance, end of period	$11,195	$10,039

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019	APRIL 1, 2018
Balance, beginning of period	$333,794	$323,628
Gift card sales	55,472	56,285
Gift card redemptions	(141,459)	(144,556)
Gift card breakage	(6,884)	(7,574)
Balance, end of period	$240,923	$227,783

3.    Disposals

Refranchising - During the thirteen weeks ended March 31, 2019, the Company completed the sale of 18 of its existing U.S. Company-owned Carrabba’s Italian Grill locations to an existing franchisee (the “Buyer”) for aggregate cash proceeds of $3.6 million, net of certain purchase price adjustments.

The Company remains contingently liable on certain real estate lease agreements assigned to the Buyer. See Note 16 - Commitments and Contingencies for additional details regarding lease guarantees.

Assets Held for Sale - In March 2019, the Company signed a purchase agreement with a buyer to sell five of its U.S. surplus properties to an Outback Steakhouse franchisee for $12.8 million, less certain purchase price adjustments. These properties were reclassified from Property, fixtures and equipment, net to Assets held for sale during the thirteen weeks ended March 31, 2019. The sale of these properties is expected to be completed during 2019.

4.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019	APRIL 1, 2018
Impairment losses
U.S.	$3,464	$111
International	18	2,160
Total impairment losses	$3,482	$2,271
Restaurant closure expenses
U.S.	$87	$348
International	17	120
Total restaurant closure expenses	$104	$468
Provision for impaired assets and restaurant closings	$3,586	$2,739

Impairment and closing charges for the periods presented resulted primarily from approved store closure initiatives, locations identified for remodel, relocation or closure and certain other assets.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Accrued Facility Closure and Other Costs Rollforward - The following table summarizes the Company’s accrual activity related to facility closure and other costs, associated with certain closure initiatives, for the period indicated:

THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019
Balance, beginning of the period	$18,094
Additions (1)	1,288
Cash payments	(1,873)
Accretion	386
Adjustments	(218)
Balance, end of the period (2)	$17,677
________________

(1)	Includes closure initiative related lease liabilities recognized as a result of the adoption of ASU No. 2016-02.

(2)
As of March 31, 2019, the Company had exit-related accruals of $2.9 million recorded in Accrued and other current liabilities and $14.8 million recorded in Non-current operating lease liabilities on the Consolidated Balance Sheet.

5.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 31, 2019	APRIL 1, 2018
Net income attributable to Bloomin’ Brands	$64,300	$65,398

Basic weighted average common shares outstanding	91,415	92,268

Effect of diluted securities:
Stock options	792	2,950
Nonvested restricted stock units	358	524
Nonvested performance-based share units	96	40
Diluted weighted average common shares outstanding	92,661	95,782

Basic earnings per share	$0.70	$0.71
Diluted earnings per share	$0.69	$0.68

Securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows, for the periods indicated:

	THIRTEEN WEEKS ENDED
(shares in thousands)	MARCH 31, 2019	APRIL 1, 2018
Stock options	3,384	1,950
Nonvested restricted stock units	222	111
Nonvested performance-based share units	260	162

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

6.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019	APRIL 1, 2018
Stock options	$1,159	$1,897
Restricted stock units	1,749	2,332
Performance-based share units	1,003	596
	$3,911	$4,825

During the thirteen weeks ended March 31, 2019, the Company made grants to its employees of 0.4 million stock options, 0.2 million time-based restricted stock units and 0.1 million performance-based share units. On April 1, 2019, the Company made one-time transition award grants of 0.7 million stock options, 0.2 million time-based restricted stock units and 0.1 million performance-based share units to the Executive Chairman of the Board, Chief Executive Officer (“CEO”) and Chief Financial Officer in connection with the appointment of each to their respective positions.

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 31, 2019	APRIL 1, 2018
Assumptions:
Weighted-average risk-free interest rate (1)	2.51%	2.66%
Dividend yield (2)	1.89%	1.50%
Expected term (3)	5.5 years	5.8 years
Weighted-average volatility (4)	31.87%	32.76%

Weighted-average grant date fair value per option	$5.76	$7.23
________________

(1)	Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)	Expected term represents the period of time that the options are expected to be outstanding. The Company estimates the expected term based on historical exercise experience for its stock options.

(4)	Based on the historical volatility of the Company’s stock.

Restricted stock units granted prior to 2019 generally vest over a period of four years and restricted stock units granted in 2019 or later vest over a period of three years, in an equal number of shares each year.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of March 31, 2019:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$8,972	2.4
Restricted stock units	$15,816	2.5
Performance-based share units	$8,077	1.7

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

7.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 31, 2019	DECEMBER 30, 2018
Prepaid expenses	$24,631	$38,117
Accounts receivable - gift cards, net	9,802	91,242
Accounts receivable - vendors, net	9,890	10,029
Accounts receivable - franchisees, net	2,775	1,303
Accounts receivable - other, net	17,231	19,688
Deferred gift card sales commissions	11,195	16,431
Assets held for sale	15,134	5,143
Other current assets, net	3,251	8,895
	$93,909	$190,848

8.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 31, 2019	DECEMBER 30, 2018
Accrued rent and current operating lease liabilities	$172,712	$2,850
Accrued payroll and other compensation	88,887	101,249
Accrued insurance	24,211	22,055
Other current liabilities	92,462	120,499
	$378,272	$246,653

9.    Long-term Debt, Net

Following is a summary of outstanding long-term debt, as of the periods indicated:

	MARCH 31, 2019		DECEMBER 30, 2018
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$468,750	4.21%	$475,000	4.14%
Revolving credit facility (1)	595,400	4.20%	599,500	4.17%
Total Senior Secured Credit Facility	$1,064,150		$1,074,500
Finance lease liabilities	3,394		—
Financing obligations	—		19,562	7.58% to 7.82%
Capital lease obligations	—		3,297
Other	50	2.18%	918	0.00% to 2.18%
Less: unamortized debt discount and issuance costs	(3,284)		(3,502)
Total debt, net	$1,064,310		$1,094,775
Less: current portion of long-term debt	(26,680)		(27,190)
Long-term debt, net	$1,037,630		$1,067,585
________________

(1)	Interest rate represents the weighted-average interest rate for the respective period.

Debt Covenants - As of March 31, 2019 and December 30, 2018, the Company was in compliance with its debt covenants.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

10.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following, as of the periods indicated:

(dollars in thousands)	MARCH 31, 2019	DECEMBER 30, 2018
Accrued insurance liability	$33,929	$33,771
Unfavorable leases (1)	—	32,120
Chef and Restaurant Managing Partner deferred compensation obligations and deposits	56,183	64,766
Other long-term liabilities	50,664	60,876
	$140,776	$191,533
_______________

(1)	Net of accumulated amortization of $36.2 million as of December 30, 2018.

11.	Stockholders’ Equity

Share Repurchases - On February 12, 2019, the Company’s Board of Directors (the “Board”) canceled the remaining $36.0 million of authorization under the 2018 Share Repurchase Program and approved a new $150.0 million authorization (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program will expire on August 12, 2020. As of March 31, 2019, $150.0 million remained available for repurchase under the 2019 Share Repurchase Program.

Dividends - The Company declared and paid dividends per share during fiscal year 2019 as follows:

	DIVIDENDS PER SHARE	AMOUNT (in thousands)
First fiscal quarter	$0.10	$9,140

In April 2019, the Board declared a quarterly cash dividend of $0.10 per share, payable on May 24, 2019, to shareholders of record at the close of business on May 13, 2019.

Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	MARCH 31, 2019	DECEMBER 30, 2018
Foreign currency translation adjustment	$(129,302)	$(135,149)
Unrealized loss on derivatives, net of tax	(12,351)	(7,606)
Accumulated other comprehensive loss	$(141,653)	$(142,755)

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following are the components of Other comprehensive income attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019	APRIL 1, 2018
Foreign currency translation adjustment, net of tax (1)	$5,847	$1,367

Unrealized (loss) gain on derivatives, net of tax (2)	$(4,381)	$888
Reclassification of adjustments for (gain) loss on derivatives included in Net income, net of tax (3)	(364)	308
Total unrealized (loss) gain on derivatives, net of tax	$(4,745)	$1,196
Other comprehensive income attributable to Bloomin’ Brands	$1,102	$2,563
________________

(1)	Foreign currency translation adjustment is net of tax of $0.1 million for the thirteen weeks ended April 1, 2018.

(2)	Unrealized (loss) gain on derivatives is net of tax of ($1.5) million and $0.3 million for the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively.

(3)	Reclassifications of adjustments for (gain) loss on derivatives are net of tax. See Note 12 - Derivative Instruments and Hedging Activities for discussion of the tax impact of reclassifications.

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

On October 24, 2018 and October 25, 2018, the Company entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of the Company’s variable rate debt (the “2018 Swap Agreements”). The 2018 Swap Agreements have an aggregate notional amount of $550.0 million, a forward start date of May 16, 2019 (the maturity date of the 2014 Swap Agreements) and mature on November 30, 2022. Under the terms of the 2018 Swap Agreements, the Company will pay a weighted-average fixed rate of 3.04% on the notional amount and receive payments from the counterparty based on the one-month LIBOR rate.

The Company’s swap agreements have been designated and qualify as cash flow hedges, are recognized on its Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The following table presents the fair value and classification of the Company’s swap agreements, as of the periods indicated:

(dollars in thousands)	MARCH 31, 2019	DECEMBER 30, 2018	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - asset (1)	$237	$765	Other current assets, net

Interest rate swaps - liability	$3,217	$1,393	Accrued and other current liabilities
Interest rate swaps - liability	13,767	9,723	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$16,984	$11,116
____________________

(1)	See Note 14 - Fair Value Measurements for fair value discussion of the interest rate swaps.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table summarizes the effects of the 2014 Swap Agreements on Net income for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019	APRIL 1, 2018
Interest rate swap benefit (expense) recognized in Interest expense, net	$491	$(415)
Income tax (expense) benefit recognized in Provision for income taxes	(127)	107
Total effects of the interest rate swaps on Net income	$364	$(308)

The Company estimates $3.2 million will be reclassified to interest expense over the next 12 months related to the 2018 Swap Agreements.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 31, 2019, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of March 31, 2019 and December 30, 2018, the fair value of the Company’s interest rate swaps in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, was $16.9 million and $10.5 million, respectively. As of March 31, 2019 and December 30, 2018, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2019 and December 30, 2018, it could have been required to settle its obligations under the agreements at their termination value of $16.9 million and $10.5 million, respectively.

13.    Leases

The Company’s determination of whether an arrangement contains a lease is based on an evaluation of whether the arrangement conveys the right to use and control specific property or equipment. The Company leases restaurant and office facilities and certain equipment under operating leases primarily having initial terms expiring between one and 20 years. Restaurant facility leases generally have renewal periods totaling five to 20 years, exercisable at the option of the Company. Contingent rentals represent payment of variable lease obligations based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement for certain restaurant facility leases. The Company also has certain leases, which reset periodically based on a specified index. Such leases are recorded using the index that existed at lease commencement. Subsequent changes in the index are recorded as variable rental payments. Variable rental payments are expensed as incurred in the Company’s Consolidated Statements of Operations and Comprehensive Income and future variable rent obligations are not included within the lease liabilities in the Consolidated Balance Sheet. The depreciable life of lease assets and leasehold improvements are limited by the expected lease term. None of the Company’s leases contain any material residual value guarantees or material restrictive covenants.

For leases executed subsequent to the adoption of ASU No. 2016-02, the Company accounts for fixed lease and non-lease components of its restaurant facility leases as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to account for the lease assets and liabilities. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet, they are recognized on a straight-line basis over the lease term within Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheet as of the period indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	MARCH 31, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,276,311
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	3,095
Total lease assets, net		$1,279,406

Current operating lease liabilities (2)	Accrued and other current liabilities	$170,039
Current finance lease liabilities	Current portion of long-term debt	1,630
Non-current operating lease liabilities	Non-current operating lease liabilities	1,285,073
Non-current finance lease liabilities	Long-term debt, net	1,764
		$1,458,506
________________

(1)	Net of accumulated amortization of $0.3 million.

(2)	Excludes accrued contingent percentage rent.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statement of Operations and Comprehensive Income for the periods indicated:

	CONSOLIDATED INCOME STATEMENT CLASSIFICATION	THIRTEEN WEEKS ENDED
(dollars in thousands)		MARCH 31, 2019
Operating leases (1)	Other restaurant operating	$45,233
Variable lease cost	Other restaurant operating	819
Finance leases
Amortization of leased assets	Depreciation and amortization	324
Interest on lease liabilities	Interest expense, net	73
Sublease revenue (2)	Franchise and other revenues	(1,314)
Lease costs, net (3)		$45,135
________________

(1)
Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.6 million, which is included in General and administrative expense and certain supply chain related rent expense of $0.3 million, which is included in Cost of sales.

(2)	Excludes rental income from Company-owned properties of $0.7 million.

(3)	During the thirteen weeks ended April 1, 2018, the Company recorded rent expense of $47.2 million, including $1.3 million of variable rent expense, and $1.6 million of sublease revenue.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

As of March 31, 2019, future minimum lease payments and sublease revenues under non-cancelable leases are as follows:

(dollars in thousands)	OPERATING LEASES	FINANCE LEASES	SUBLEASE REVENUES
Year 1 (1)	$177,405	$1,699	$(5,936)
Year 2	190,733	1,301	(6,028)
Year 3	186,753	730	(6,012)
Year 4	182,697	39	(5,956)
Year 5	177,735	—	(5,945)
Thereafter	1,774,940	—	(67,921)
Total minimum lease payments (receipts) (2)	$2,690,263	$3,769	$(97,798)
Less: Interest	(1,235,151)	(375)
Present value of future lease payments (receipts)	$1,455,112	$3,394
____________________

(1)	Net of operating lease prepaid rent of $14.6 million.

(2)	Includes $1.0 billion related to options to extend operating lease terms and excludes $96.3 million of signed operating leases that have not yet commenced.

The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company’s leases as of the period indicated:

MARCH 31, 2019
Weighted-average remaining lease term:
Operating leases	14.7 years
Finance leases	2.4 years
Weighted-average discount rate (1):
Operating leases	8.61%
Finance leases	9.21%
____________________

(1)	Based on the Company’s incremental borrowing rate at lease commencement.

The following table is a summary of other impacts to the Company’s Consolidated Financial Statements related to its leases for the period indicated:

THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$47,649

Properties Leased to Third Parties - The Company leases certain land and buildings to third parties, generally related to closed or refranchised restaurants. The following table is a summary of assets leased to third parties included in Property, fixtures and equipment, net as of the period indicated:

(dollars in thousands)	MARCH 31, 2019
Land	$15,247

Buildings and building improvements	$23,120
Less: accumulated depreciation	(10,080)
Buildings and building improvements, net	$13,040

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	MARCH 31, 2019			DECEMBER 30, 2018
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$407	$407	$—	$627	$627	$—
Money market funds	16,661	16,661	—	17,827	17,827	—
Other current assets, net:
Derivative instruments - interest rate swaps	237	—	237	765	—	765
Total asset recurring fair value measurements	$17,305	$17,068	$237	$19,219	$18,454	$765

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$3,217	$—	$3,217	$1,393	$—	$1,393
Other long-term liabilities:
Derivative instruments - interest rate swaps	13,767	—	13,767	9,723	—	9,723
Total liability recurring fair value measurements	$16,984	$—	$16,984	$11,116	$—	$11,116

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of March 31, 2019 and December 30, 2018, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, operating lease right-of-use assets, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTEEN WEEKS ENDED
	MARCH 31, 2019		APRIL 1, 2018
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$2,149	$215	$50	$50
Operating lease right-of-use assets (2)	2,242	596	—	—
Property, fixtures and equipment (2)	490	2,671	320	2,221
	$4,881	$3,482	$370	$2,271
____________________

(1)	Carrying value approximates fair value with all assets measured using third-party market appraisals or executed sales contracts (Level 2).

(2)
Carrying value approximates fair value. Carrying values for Operating lease right-of-use assets and Property, fixtures and equipment measured using Level 3 inputs to estimate fair value totaled $2.0 million and $0.5 million, respectively, during the thirteen weeks ended March 31, 2019. Level 2 inputs were used to estimate the fair value for all other assets measured in the periods presented. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value.

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	MARCH 31, 2019		DECEMBER 30, 2018
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
(dollars in thousands)		LEVEL 2		LEVEL 2
Senior Secured Credit Facility:
Term loan A	$468,750	$466,406	$475,000	$464,906
Revolving credit facility	$595,400	$589,446	$599,500	$590,508

15.    Income Taxes

	THIRTEEN WEEKS ENDED
	MARCH 31, 2019	APRIL 1, 2018
Effective income tax rate	7.7%	2.8%

The effective income tax rate for the thirteen weeks ended March 31, 2019 increased by 4.9 percentage points as compared to the thirteen weeks ended April 1, 2018. The increase was primarily due to favorable discrete items recorded in the thirteen weeks ended April 1, 2018 which included excess tax benefits from equity-based compensation arrangements. The increase was partially offset by changes in the mix of taxable income across the Company’s U.S. and international subsidiaries and a decrease in the estimated annual effective tax rate due to additional guidance issued in connection with the 2017 Tax Cuts and Jobs Act (the “Tax Act”).

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for the thirteen weeks ended March 31, 2019 was lower than the statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips.

16.    Commitments and Contingencies

Litigation and Other Matters - The Company had $2.4 million and $2.8 million of liabilities recorded for various legal matters as of March 31, 2019 and December 30, 2018, respectively.

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

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of March 31, 2019, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $34.2 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of March 31, 2019 was approximately $26.7 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. The Company believes the financial strength and operating history of the lessees’ significantly reduces the risk that it will be required to make payments under these leases. Accordingly, no liability has been recorded.

17.    Segment Reporting

The Company considers its restaurant concepts and international markets as operating segments, which reflects how the Company manages its business, reviews operating performance and allocates resources. Resources are allocated and performance is assessed by the Company’s CEO, whom the Company has determined to be its Chief Operating Decision Maker (“CODM”). The Company aggregates its operating segments into two reportable segments, U.S. and International. The U.S. segment includes all restaurants operating in the U.S. while restaurants operating outside the U.S. are included in the International segment. The following is a summary of reporting segments:

REPORTABLE SEGMENT (1)	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse	Brazil, Hong Kong/China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
_________________

(1)	Includes franchise locations.

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 30, 2018. Revenues for all segments include only transactions with customers and exclude intersegment revenues. Excluded from Income from operations for U.S. and International are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses and certain bonus expenses.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a summary of Total revenue by segment, for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019	APRIL 1, 2018
Total revenues
U.S.	$1,014,507	$998,707
International	113,624	117,758
Total revenues	$1,128,131	$1,116,465

The following table is a reconciliation of Segment income from operations to Income before provision for income taxes, for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019	APRIL 1, 2018
Segment income from operations
U.S.	$113,035	$109,134
International	13,720	8,325
Total segment income from operations	126,755	117,459
Unallocated corporate operating expense	(44,261)	(39,088)
Total income from operations	82,494	78,371
Other (expense) income, net	(168)	1
Interest expense, net	(11,181)	(10,310)
Income before provision for income taxes	$71,145	$68,062

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019	APRIL 1, 2018
Depreciation and amortization
U.S.	$38,786	$39,274
International	6,456	6,732
Corporate	4,240	4,114
Total depreciation and amortization	$49,482	$50,120

Geographic Areas — International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding operating lease right-of-use assets, goodwill, intangible assets and deferred tax assets, by major geographic area as of the periods indicated:

(dollars in thousands)	MARCH 31, 2019	DECEMBER 30, 2018
U.S.	$1,059,814	$1,107,679
International
Brazil	126,084	115,560
Other	13,220	13,663
Total assets	$1,199,118	$1,236,902

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

(xvii)	Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 30, 2018.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of March 31, 2019, we owned and operated 1,174 restaurants and franchised 307 restaurants across 48 states, Puerto Rico, Guam and 20 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Executive Summary

Our financial results for the thirteen weeks ended March 31, 2019 (“first quarter of 2019”) include the following:

•
An increase in Total revenues of 1.0% in the first quarter of 2019, as compared to the first quarter of 2018, was primarily due to higher U.S. comparable restaurant sales and the net impact of restaurant openings and closures, partially offset by foreign currency translation.

•
Income from operations of $82.5 million in the first quarter of 2019, as compared to $78.4 million in the first quarter of 2018, increased primarily due to higher U.S. comparable restaurant sales and the impact of certain cost savings initiatives. These increases were partially offset by labor and commodity inflation, and the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard.

Refranchising - During the thirteen weeks ended March 31, 2019, we completed the sale of 18 of our existing U.S. Company-owned Carrabba’s Italian Grill locations to an existing franchisee for aggregate cash proceeds of $3.6 million, net of certain purchase price adjustments. See Note 3 - Disposals of our Notes to Consolidated Financial Statements for additional details.

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

Restaurant-level operating margin excludes various expenses, as discussed above, that are essential to support the operations of our restaurants and may materially impact our Consolidated Statement of Operations. As a result, restaurant-level operating margin is not indicative of our consolidated results of operations and is presented exclusively as a supplement to, and not a substitute for, Net income or Income from operations. In addition, our presentation of restaurant-level operating margin may not be comparable to similarly titled measures used by other companies in our industry;

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

Number of restaurants (at end of the period):	MARCH 31, 2019	APRIL 1, 2018
U.S.
Outback Steakhouse
Company-owned	579	584
Franchised	153	154
Total	732	738
Carrabba’s Italian Grill
Company-owned (1)	205	224
Franchised (1)	21	3
Total	226	227
Bonefish Grill
Company-owned	189	193
Franchised	7	7
Total	196	200
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	70	70
Other
Company-owned	2	4
U.S. Total	1,226	1,239
International
Company-owned
Outback Steakhouse - Brazil (2)	95	89
Other	34	36
Franchised
Outback Steakhouse - South Korea	72	76
Other	54	54
International Total	255	255
System-wide total	1,481	1,494
____________________

(1)	In March 2019, we sold 18 Carrabba’s Italian Grill locations, which are now operated as franchises.

(2)	The restaurant counts for Brazil are reported as of February 28, 2019 and 2018, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED
	MARCH 31, 2019	APRIL 1, 2018
Revenues
Restaurant sales	98.5%	98.4%
Franchise and other revenues	1.5	1.6
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	31.7	32.0
Labor and other related (1)	28.7	28.3
Other restaurant operating (1)	22.6	23.1
Depreciation and amortization	4.4	4.5
General and administrative	6.3	6.2
Provision for impaired assets and restaurant closings	0.3	0.2
Total costs and expenses	92.7	93.0
Income from operations	7.3	7.0
Other (expense) income, net	(*)	*
Interest expense, net	(1.0)	(0.9)
Income before provision for income taxes	6.3	6.1
Provision for income taxes	0.5	0.2
Net income	5.8	5.9
Less: net income attributable to noncontrolling interests	0.1	0.1
Net income attributable to Bloomin’ Brands	5.7%	5.8%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended April 1, 2018	$1,099.0
Change from:
Comparable restaurant sales	26.5
Restaurant openings	13.1
Effect of foreign currency translation	(16.2)
Restaurant closings	(10.3)
Divestiture of restaurants through refranchising transactions	(0.5)
For the period ended March 31, 2019	$1,111.6

The increase in Restaurant sales in the thirteen weeks ended March 31, 2019 was primarily due to higher U.S. comparable restaurant sales and the opening of 28 new restaurants not included in our comparable restaurant sales base. The increase in restaurant sales was partially offset by the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar and the closing of 27 restaurants since December 31, 2017.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks, for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 31, 2019	APRIL 1, 2018
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$77,198	$74,439
Carrabba’s Italian Grill	$59,940	$59,479
Bonefish Grill	$63,654	$62,193
Fleming’s Prime Steakhouse & Wine Bar	$91,238	$90,190
International
Outback Steakhouse - Brazil (1)	$74,878	$84,694
Operating weeks:
U.S.
Outback Steakhouse	7,527	7,594
Carrabba’s Italian Grill	2,894	2,924
Bonefish Grill	2,458	2,522
Fleming’s Prime Steakhouse & Wine Bar	910	898
International
Outback Steakhouse - Brazil	1,196	1,123
____________________

(1)	Translated at average exchange rates of 3.79 and 3.25 for the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases), for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 31, 2019	APRIL 1, 2018
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more) (1):
U.S.
Outback Steakhouse	3.5%	4.3%
Carrabba’s Italian Grill	0.3%	0.9%
Bonefish Grill	1.9%	(0.1)%
Fleming’s Prime Steakhouse & Wine Bar	0.6%	2.9%
Combined U.S.	2.4%	2.8%
International
Outback Steakhouse - Brazil (2)	3.7%	1.1%

Traffic:
U.S.
Outback Steakhouse	(0.5)%	2.2%
Carrabba’s Italian Grill	(1.3)%	(5.6)%
Bonefish Grill	(1.9)%	(2.4)%
Fleming’s Prime Steakhouse & Wine Bar	(1.6)%	(2.4)%
Combined U.S.	(0.9)%	(0.2)%
International
Outback Steakhouse - Brazil	(2.4)%	(1.6)%

Average check per person (3):
U.S.
Outback Steakhouse	4.0%	2.1%
Carrabba’s Italian Grill	1.6%	6.5%
Bonefish Grill	3.8%	2.3%
Fleming’s Prime Steakhouse & Wine Bar	2.2%	5.3%
Combined U.S.	3.3%	3.0%
International
Outback Steakhouse - Brazil	6.5%	3.0%
____________________

(1)
Comparable restaurant sales exclude the effect of fluctuations in foreign currency rates. Relocated international restaurants closed more than 30 days and relocated U.S. restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(2)	Includes trading day impact from calendar period reporting.

(3)	Average check per person includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Franchise and other revenues

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 31, 2019	APRIL 1, 2018
Franchise revenues (1)	$13.8	$14.2
Other revenues	2.7	3.3
Franchise and other revenues	$16.5	$17.5
____________________

(1)	Represents franchise royalties, advertising fees and initial franchise fees.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 31, 2019	APRIL 1, 2018	Change
Cost of sales	$352.1	$352.1
% of Restaurant sales	31.7%	32.0%	(0.3)%

Cost of sales decreased as a percentage of Restaurant sales in the thirteen weeks ended March 31, 2019 as compared to the thirteen weeks ended April 1, 2018 primarily due to 0.7% for increases in average check per person and 0.3% from the impact of certain cost saving initiatives, partially offset by an increase as a percentage of Restaurant sales of 0.6% for commodity cost inflation.

Labor and other related expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 31, 2019	APRIL 1, 2018	Change
Labor and other related	$319.0	$311.1
% of Restaurant sales	28.7%	28.3%	0.4%

Labor and other related expenses increased as a percentage of Restaurant sales in the thirteen weeks ended March 31, 2019 as compared to the thirteen weeks ended April 1, 2018 primarily due to 1.0% from higher labor costs due to wage rate increases and investments in our service model, partially offset by a decrease as a percentage of Restaurant sales of 0.6% from increases in average check per person.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 31, 2019	APRIL 1, 2018	Change
Other restaurant operating	$250.9	$253.3
% of Restaurant sales	22.6%	23.1%	(0.5)%

Other restaurant operating expenses decreased as a percentage of Restaurant sales in the thirteen weeks ended March 31, 2019 as compared to the thirteen weeks ended April 1, 2018 primarily due to 0.5% from increases in average check per person and 0.3% from the impact of certain cost saving initiatives, partially offset by an increase as a percentage of Restaurant sales of 0.3% from the impact of deferred gains on sale-leaseback transactions no longer recognize in 2019 as a result of the adoption of the new lease accounting standard.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in general and administrative expense for the period indicated below:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended April 1, 2018	$68.7
Change from:
Severance	3.0
Foreign currency exchange	(1.1)
For the period ended March 31, 2019	$70.6

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 31, 2019	APRIL 1, 2018	Change
Provision for impaired assets and restaurant closings	$3.6	$2.7	$0.9

Impairment and closing charges for the periods presented resulted primarily from approved store closure initiatives, locations identified for remodel, relocation or closure and certain other assets.

Income from operations

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 31, 2019	APRIL 1, 2018	Change
Income from operations	$82.5	$78.4	$4.1
% of Total revenues	7.3%	7.0%	0.3%

The increase in income from operations generated in the thirteen weeks ended March 31, 2019 as compared to the thirteen weeks ended April 1, 2018 was primarily due to higher U.S. comparable restaurant sales and the impact of certain cost savings initiatives. These increases were partially offset by labor and commodity expense inflation and the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard.

Interest expense, net

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 31, 2019	APRIL 1, 2018	Change
Interest expense, net	$11.2	$10.3	$0.9

The increase in Interest expense, net for the thirteen weeks ended March 31, 2019 is primarily due to higher interest rates, partially offset by lower interest expense from our derivative instruments and the derecognition of certain debt obligations due to adoption of ASU No. 2016-02.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Provision for income taxes

	THIRTEEN WEEKS ENDED
	MARCH 31, 2019	APRIL 1, 2018	Change
Effective income tax rate	7.7%	2.8%	4.9%

The effective income tax rate for the thirteen weeks ended March 31, 2019 increased by 4.9 percentage points as compared to the thirteen weeks ended April 1, 2018. The increase was primarily due to favorable discrete items recorded in the thirteen weeks ended April 1, 2018, which included excess tax benefits from equity-based compensation arrangements. The increase was partially offset by changes in the mix of taxable income across our U.S. and international subsidiaries and a decrease in the estimated annual effective tax rate due to additional guidance issued in connection with the Tax Act.

SEGMENT PERFORMANCE

We consider our restaurant concepts and international markets as operating segments, which reflects how we manage our business, review operating performance and allocate resources. Resources are allocated and performance is assessed by our CEO, whom we have determined to be our CODM. We aggregate our operating segments into two reportable segments, U.S. and International. The U.S. segment includes all restaurants operating in the U.S. while restaurants operating outside the U.S. are included in the International segment. The following is a summary of reporting segments:

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

Refer to Note 17 - Segment Reporting of the Notes to Consolidated Financial Statements for a reconciliation of segment income from operations to the consolidated operating results.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

U.S. Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019	APRIL 1, 2018
Revenues
Restaurant sales	$1,000,813	$984,344
Franchise and other revenues	13,694	14,363
Total revenues	$1,014,507	$998,707
Restaurant-level operating margin	16.7%	16.3%
Income from operations	$113,035	$109,134
Operating income margin	11.1%	10.9%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended April 1, 2018	$984.3
Change from:
Comparable restaurant sales	21.9
Restaurant openings	2.6
Restaurant closings	(7.5)
Divestiture of restaurants through refranchising transactions	(0.5)
For the period ended March 31, 2019	$1,000.8

The increase in U.S. Restaurant sales in the thirteen weeks ended March 31, 2019 was primarily due to higher comparable restaurant sales and the opening of seven new restaurants not included in our comparable restaurant sales base. The increase in restaurant sales was partially offset the closing of 17 restaurants since December 31, 2017.

Income from operations

The increase in U.S. income from operations generated in the thirteen weeks ended March 31, 2019 as compared to the thirteen weeks ended April 1, 2018, was primarily due to higher comparable restaurant sales and the impact of certain cost savings initiatives. These increases were partially offset by labor and commodity inflation, and the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard.

International Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019	APRIL 1, 2018
Revenues
Restaurant sales	$110,829	$114,659
Franchise and other revenues	2,795	3,099
Total revenues	$113,624	$117,758
Restaurant-level operating margin	22.3%	19.4%
Income from operations	$13,720	$8,325
Operating income margin	12.1%	7.1%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the change in International segment Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended April 1, 2018	$114.7
Change from:
Effect of foreign currency translation	(16.2)
Restaurant closings	(2.8)
Restaurant openings	10.5
Comparable restaurant sales	4.6
For the period ended March 31, 2019	$110.8

The decrease in Restaurant sales in the thirteen weeks ended March 31, 2019 was primarily due to the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar and the closing of 10 restaurants since December 31, 2017, partially offset by the opening of 21 new restaurants not included in our comparable restaurant sales base and higher comparable restaurant sales.

Income from operations

The increase in International income from operations in the thirteen weeks ended March 31, 2019 as compared to the thirteen weeks ended April 1, 2018 was primarily due to an increase in comparable restaurant sales and lower impairment and restaurant closing costs. These increases were partially offset by commodity and labor expense inflation.

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

FRANCHISE SALES	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 31, 2019	APRIL 1, 2018
U.S.
Outback Steakhouse	$138	$140
Carrabba’s Italian Grill	3	3
Bonefish Grill	4	4
U.S. Total	$145	$147
International
Outback Steakhouse-South Korea	$57	$53
Other	27	28
International Total	$84	$81
Total franchise sales (1)	$229	$228
_____________________

(1)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

Adjusted restaurant-level operating margin - The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	MARCH 31, 2019		APRIL 1, 2018
	U.S. GAAP	ADJUSTED	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.7%	31.7%	32.0%	32.0%
Labor and other related	28.7%	28.7%	28.3%	28.3%
Other restaurant operating	22.6%	22.6%	23.1%	23.1%

Restaurant-level operating margin	17.1%	17.1%	16.6%	16.5%
_________________

(1)
Includes unfavorable adjustments recorded in Other restaurant operating for the following activities, as described in the Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share table below for the period indicated:

THIRTEEN WEEKS ENDED
(dollars in millions)	APRIL 1, 2018
Restaurant and asset impairments and closing costs	$0.8
Restaurant relocations and related costs	0.2
$1.0

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 31, 2019	APRIL 1, 2018
Income from operations	$82,494	$78,371
Operating income margin	7.3%	7.0%
Adjustments:
Severance (1)	$2,855	$965
Restaurant and asset impairments and closing costs (2)	2,131	1,295
Restaurant relocations and related costs (3)	1,032	1,725
Legal and contingent matters	—	470
Total income from operations adjustments	$6,018	$4,455
Adjusted income from operations	$88,512	$82,826
Adjusted operating income margin	7.8%	7.4%

Net income attributable to Bloomin’ Brands	$64,300	$65,398
Adjustments:
Income from operations adjustments	6,018	4,455
Total adjustments, before income taxes	6,018	4,455
Adjustment to provision for income taxes (4)	(819)	(1,681)
Net adjustments	5,199	2,774
Adjusted net income	$69,499	$68,172

Diluted earnings per share	$0.69	$0.68
Adjusted diluted earnings per share	$0.75	$0.71

Diluted weighted average common shares outstanding	92,661	95,782
_________________

(1)	Relates to severance expense incurred as a result of restructuring activities.

(2)	Represents asset impairment charges and related costs primarily associated with approved closure initiatives.

(3)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.

(4)	Represents income tax effect of the adjustments for the periods presented.

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

We believe that our expected liquidity sources are adequate to fund debt service requirements, lease obligations, capital expenditures and working capital obligations for at least the next 12 months following this filing and beyond. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Cash and Cash Equivalents - As of March 31, 2019, we had $82.8 million in cash and cash equivalents, of which $26.3 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

As of March 31, 2019, we had aggregate accumulated foreign earnings of approximately $94.4 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the Tax Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional U.S. federal income tax. These amounts are no longer considered indefinitely reinvested in our foreign subsidiaries.

Closure Initiatives - Total aggregate future undiscounted cash expenditures of $13.6 million to $16.6 million for certain closure initiatives, related to lease liabilities, are expected to occur over the remaining lease terms with the final term ending in January 2029.

Capital Expenditures - We estimate that our capital expenditures will total approximately $175.0 million to $200.0 million in 2019. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements.

Credit Facilities - As of March 31, 2019, we had $1.1 billion of outstanding borrowings under our Senior Secured Credit Facility. We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY		TOTAL CREDIT FACILITIES
(dollars in thousands)	TERM LOAN A	REVOLVING FACILITY
Balance as of December 30, 2018	$475,000	$599,500	$1,074,500
2019 new debt	—	148,200	148,200
2019 payments	(6,250)	(152,300)	(158,550)
Balance as of March 31, 2019	$468,750	$595,400	$1,064,150

Weighted-average interest rate, as of March 31, 2019	4.21%	4.20%
Principal maturity date	November 2022	November 2022

Credit Agreement - As of March 31, 2019, we had $382.6 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $22.0 million.

Our Credit Agreement contains term loan mandatory prepayment requirements of 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount outstanding required to be prepaid may vary based on our leverage ratio and year end results. Other than the annual required minimum amortization premiums of $25.0 million, we do not anticipate any other payments will be required through March 29, 2020.
Debt Covenants - Our Credit Agreement contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 13 - Long-term Debt, Net in our Annual Report on Form 10-K for the year ended December 30, 2018 for further information.

As of March 31, 2019 and December 30, 2018, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In 2018, we entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of our variable rate debt. The 2018 Swap Agreements have an aggregate notional amount of $550.0 million, a forward start date of May 16, 2019 (the maturity date of the 2014 Swap Agreements) and mature on November 30, 2022. Under the terms of the 2018 Swap Agreements, we will pay a weighted-average fixed rate of 3.04% on the notional amount and receive payments from the counterparty based on the one-month LIBOR rate. See Note 12 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2019	APRIL 1, 2018
Net cash provided by operating activities	$83,883	$51,535
Net cash used in investing activities	(42,020)	(46,210)
Net cash used in financing activities	(31,379)	(29,082)
Effect of exchange rate changes on cash and cash equivalents	459	54
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,943	$(23,703)

Operating activities - Net cash provided by operating activities increased during the thirteen weeks ended March 31, 2019, as compared to the thirteen weeks ended April 1, 2018 primarily due to the timing of collections of receivables and the timing of payments, partially offset by higher interest and income tax payments.

Investing activities - Net cash used in investing activities for the thirteen weeks ended March 31, 2019 and April 1, 2018 primarily consisted of capital expenditures.

Financing activities - Net cash used in financing activities for the thirteen weeks ended March 31, 2019 was primarily due to the following: (i) payment of cash dividends on our common stock, (ii) the repayment of long-term debt, (iii) repayments of partner deposits and accrued partner obligations, (iv) repayments of our revolving credit facility, net of drawdowns and (v) tax payments related to share-based compensation.

Net cash used in financing activities for the thirteen weeks ended April 1, 2018 was primarily due to the following: (i) the repurchase of common stock, (ii) payment of cash dividends on our common stock, (iii) repayment of long-term debt and (iv) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by drawdowns on our revolving credit facility, net of repayments, and proceeds from the exercise of stock options.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit):

(dollars in thousands)	MARCH 31, 2019	DECEMBER 30, 2018
Current assets	$249,824	$335,483
Current liabilities	821,975	791,039
Working capital (deficit) (1)	$(572,151)	$(455,556)
_________________

(1)	The change in net working capital (deficit) during the thirteen weeks ended March 31, 2019 is primarily due to current lease liabilities recognized as a result of the adoption of ASU No. 2016-02.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $250.7 million and $342.7 million as of March 31, 2019 and December 30, 2018, respectively, and (ii) current operating lease liabilities of $170.0 million as of March 31, 2019, with the corresponding operating right-of-use assets recorded as non-current on the Company’s Balance Sheet. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $61.2 million and $69.6 million as of March 31, 2019 and December 30, 2018, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation was $16.3 million as of March 31, 2019.

We use capital to fund the deferred compensation plans and currently expect cash funding of $14.0 million to $16.0 million for 2019. Actual funding of the deferred compensation obligations and future funding requirements may vary significantly depending on the actual performance compared to targets, timing of deferred payments of partner contracts, forfeiture rates, number of partner participants, growth of partner investments and our funding strategy.

Other Compensation Programs - Certain U.S. Partners participate in a non-qualified long-term compensation program that we fund as the obligation for each participant becomes due.

DIVIDENDS AND SHARE REPURCHASES

Dividends - In April 2019, the Board declared a quarterly cash dividend of $0.10 per share, payable on May 24, 2019. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that the Board considers relevant.

Share Repurchases - On February 12, 2019, our Board canceled the remaining $36.0 million of authorization under the 2018 Share Repurchase Program and approved a new $150.0 million authorization. The 2019 Share Repurchase Program will expire on August 12, 2020. As of March 31, 2019, we had $150.0 million remaining available for repurchase under the 2019 Share Repurchase Program.

Following is a summary of our dividends and share repurchases from fiscal year 2015 through March 31, 2019:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES (1)	TOTAL
Fiscal year 2015	$29,332	$169,999	$199,331
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2018	33,312	113,967	147,279
First fiscal quarter 2019	9,140	—	9,140
Total	$134,151	$866,589	$1,000,740
________________

(1)	Excludes share repurchases for the settlement of taxes related to equity awards of $180, $447, and $770 for fiscal years 2017, 2016 and 2015, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirteen weeks ended March 31, 2019 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, changes in foreign currency exchange rates and changes in commodity prices. We believe that there have been no material changes in our market risk since December 30, 2018, except as set forth below. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 30, 2018 for further information regarding market risk.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposure to foreign currency exchange risk is primarily related to fluctuations in the Brazilian Real relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than Brazil. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. For the thirteen weeks ended March 31, 2019, a 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net income for our consolidated foreign entities by $12.3 million and $1.0 million, respectively. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

As a part of implementation of the new lease standard on December 31, 2018, we assessed and modified our internal controls over financial reporting. There have been no other changes in our internal control over financial reporting during the thirteen weeks ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 16 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2018 Form 10-K which could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2018 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of 2019 that were not registered under the Securities Act of 1933.

On February 12, 2019, the Board of Directors authorized the repurchase of $150.0 million of our outstanding common stock as announced in our press release issued on February 14, 2019 (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program will expire on August 12, 2020. We did not repurchase any shares of our outstanding common stock during the thirteen weeks ended March 31, 2019.

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Employment Offer Letter Agreement, dated as of January 15, 2019, between Bloomin’ Brands, Inc. and Jeff Carcara	Filed herewith

10.2*	Second Amended and Restated Employment Agreement, effective April 1, 2019, by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	Filed herewith

10.3*	Amended and Restated Officer Employment Agreement, effective April 1, 2019, by and between David J. Deno and Bloomin’ Brands, Inc.	Filed herewith

10.4*	Employment Offer Letter Agreement, dated as of March 7, 2019, between Bloomin’ Brands, Inc. and Christopher Meyer	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	May 3, 2019	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Christopher Meyer
Christopher Meyer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]