Form 10-Q
period 2019-06-30
Bloomin' Brands, Inc.
filed 2019-08-02
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Common Stock	$0.01 par value	BLMN	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

As of July 30, 2019, 86,832,208 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2019
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 30, 2019	DECEMBER 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$64,653	$71,823
Restricted cash and cash equivalents	2,187	—
Inventories	69,238	72,812
Other current assets, net	97,821	190,848
Total current assets	233,899	335,483
Property, fixtures and equipment, net	1,058,938	1,115,929
Operating lease right-of-use assets	1,275,303	—
Goodwill	294,292	295,427
Intangible assets, net	476,470	503,972
Deferred income tax assets, net	56,499	92,990
Other assets, net	116,325	120,973
Total assets	$3,511,726	$2,464,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$151,495	$174,488
Accrued and other current liabilities	371,079	246,653
Unearned revenue	237,304	342,708
Current portion of long-term debt	26,706	27,190
Total current liabilities	786,584	791,039
Non-current operating lease liabilities	1,284,574	—
Deferred rent	—	167,027
Deferred income tax liabilities	13,668	14,790
Long-term debt, net	1,122,189	1,067,585
Long-term portion of deferred gain on sale-leaseback transactions, net	—	177,983
Other long-term liabilities, net	146,118	191,533
Total liabilities	3,353,133	2,409,957
Commitments and contingencies (Note 16)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 30, 2018	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 86,826,650 and 91,271,825 shares issued and outstanding as of June 30, 2019 and December 30, 2018, respectively	868	913
Additional paid-in capital	1,099,598	1,107,582
Accumulated deficit	(792,341)	(920,010)
Accumulated other comprehensive loss	(157,346)	(142,755)
Total Bloomin’ Brands stockholders’ equity	150,779	45,730
Noncontrolling interests	7,814	9,087
Total stockholders’ equity	158,593	54,817
Total liabilities and stockholders’ equity	$3,511,726	$2,464,774

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Revenues
Restaurant sales	$1,005,687	$1,015,484	$2,117,329	$2,114,487
Franchise and other revenues	16,243	16,330	32,732	33,792
Total revenues	1,021,930	1,031,814	2,150,061	2,148,279
Costs and expenses
Cost of sales	312,679	322,790	664,790	674,922
Labor and other related	301,213	301,921	620,228	612,983
Other restaurant operating	240,895	238,379	491,749	491,724
Depreciation and amortization	49,788	50,782	99,270	100,902
General and administrative	71,955	76,129	142,544	144,825
Provision for impaired assets and restaurant closings	1,940	8,889	5,526	11,628
Total costs and expenses	978,470	998,890	2,024,107	2,036,984
Income from operations	43,460	32,924	125,954	111,295
Other income (expense), net	12	(6)	(156)	(5)
Interest expense, net	(12,448)	(11,319)	(23,629)	(21,629)
Income before provision (benefit) for income taxes	31,024	21,599	102,169	89,661
Provision (benefit) for income taxes	1,215	(5,124)	6,711	(3,199)
Net income	29,809	26,723	95,458	92,860
Less: net income attributable to noncontrolling interests	788	2	2,137	741
Net income attributable to Bloomin’ Brands	$29,021	$26,721	$93,321	$92,119

Net income	$29,809	$26,723	$95,458	$92,860
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,476)	(30,044)	(2,721)	(28,695)
Unrealized (loss) gain on derivatives, net of tax	(7,239)	296	(11,620)	1,184
Reclassification of adjustment for loss (gain) on derivatives included in Net income, net of tax	130	71	(234)	379
Comprehensive income (loss)	14,224	(2,954)	80,883	65,728
Less: comprehensive income attributable to noncontrolling interests	896	360	2,153	1,081
Comprehensive income (loss) attributable to Bloomin’ Brands	$13,328	$(3,314)	$78,730	$64,647

Earnings per share:
Basic	$0.32	$0.29	$1.03	$1.00
Diluted	$0.32	$0.28	$1.02	$0.97
Weighted average common shares outstanding:
Basic	90,194	92,120	90,805	92,194
Diluted	90,953	94,361	91,807	95,072

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, March 31, 2019	91,647	$916	$1,099,346	$(714,425)	$(141,653)	$8,179	$252,363
Net income	—	—	—	29,021	—	788	29,809
Other comprehensive (loss) income, net of tax	—	—	—	—	(15,727)	142	(15,585)
Cash dividends declared, $0.10 per common share	—	—	(9,227)	—	—	—	(9,227)
Repurchase and retirement of common stock	(5,469)	(55)	—	(106,937)	—	—	(106,992)
Stock-based compensation	—	—	5,137	—	—	—	5,137
Common stock issued under stock plans (1)	649	7	4,499	—	—	—	4,506
Purchase of noncontrolling interests	—	—	(157)	—	34	82	(41)
Distributions to noncontrolling interests	—	—	—	—	—	(1,578)	(1,578)
Contributions from noncontrolling interests	—	—	—	—	—	201	201
Balance, June 30, 2019	86,827	$868	$1,099,598	$(792,341)	$(157,346)	$7,814	$158,593

Balance, December 30, 2018	91,272	$913	$1,107,582	$(920,010)	$(142,755)	$9,087	$54,817
Cumulative-effect from a change in accounting principle, net of tax	—	—	—	141,285	—	—	141,285
Net income	—	—	—	93,321	—	2,137	95,458
Other comprehensive (loss) income, net of tax	—	—	—	—	(14,625)	50	(14,575)
Cash dividends declared, $0.20 per common share	—	—	(18,367)	—	—	—	(18,367)
Repurchase and retirement of common stock	(5,469)	(55)	—	(106,937)	—	—	(106,992)
Stock-based compensation	—	—	9,130	—	—	—	9,130
Common stock issued under stock plans (1)	1,024	10	1,410	—	—	—	1,420
Purchase of noncontrolling interests	—	—	(157)	—	34	82	(41)
Distributions to noncontrolling interests	—	—	—	—	—	(4,007)	(4,007)
Contributions from noncontrolling interests	—	—	—	—	—	465	465
Balance, June 30, 2019	86,827	$868	$1,099,598	$(792,341)	$(157,346)	$7,814	$158,593

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, April 1, 2018	91,416	$914	$1,092,147	$(898,768)	$(96,636)	$10,778	$108,435
Net income	—	—	—	26,721	—	245	26,966
Other comprehensive (loss) income, net of tax	—	—	—	—	(30,036)	359	(29,677)
Cash dividends declared, $0.09 per common share	—	—	(8,363)	—	—	—	(8,363)
Repurchase and retirement of common stock	(1,288)	(13)	—	(29,991)	—	—	(30,004)
Stock-based compensation	—	—	6,057	—	—	—	6,057
Common stock issued under stock plans (1)	2,309	23	19,417	—	—	—	19,440
Change in the redemption value of redeemable interests	—	—	(243)	—	—	—	(243)
Distributions to noncontrolling interests	—	—	—	—	—	(2,303)	(2,303)
Contributions from noncontrolling interests	—	—	—	—	—	1,162	1,162
Balance, July 1, 2018	92,437	$924	$1,109,015	$(902,038)	$(126,672)	$10,241	$91,470

Balance, December 31, 2017	91,913	$919	$1,081,813	$(913,191)	$(99,199)	$10,889	$81,231
Net income	—	—	—	92,119	—	1,063	93,182
Other comprehensive (loss) income, net of tax	—	—	—	—	(27,473)	341	(27,132)
Cash dividends declared, $0.18 per common share	—	—	(16,734)	—	—	—	(16,734)
Repurchase and retirement of common stock	(3,404)	(34)	—	(80,966)	—	—	(81,000)
Stock-based compensation	—		11,178	—	—	—	11,178
Common stock issued under stock plans (1)	3,928	39	33,080	—	—	—	33,119
Change in the redemption value of redeemable interests	—	—	(322)	—	—	—	(322)
Distributions to noncontrolling interests	—	—	—	—	—	(3,372)	(3,372)
Contributions from noncontrolling interests	—	—	—	—	—	1,320	1,320
Balance, July 1, 2018	92,437	$924	$1,109,015	$(902,038)	$(126,672)	$10,241	$91,470
________________

(1)	Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 30, 2019	JULY 1, 2018
Cash flows provided by operating activities:
Net income	$95,458	$92,860
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	99,270	100,902
Amortization of deferred discounts and issuance costs	1,255	1,288
Amortization of deferred gift card sales commissions	14,089	15,219
Provision for impaired assets and restaurant closings	5,526	11,628
Non-cash operating lease costs	36,096	—
Stock-based and other non-cash compensation expense	12,854	13,263
Deferred income tax benefit	(945)	(264)
Loss on sale of a business or subsidiary	214	—
Recognition of deferred gain on sale-leaseback transactions	—	(6,142)
Other, net	(4,299)	1,257
Change in assets and liabilities	(127,075)	(129,928)
Net cash provided by operating activities	132,443	100,083
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	1,717	6,164
Proceeds from sale-leaseback transactions, net	3,052	4,695
Capital expenditures	(80,773)	(92,528)
Other investments, net	2,150	(275)
Net cash used in investing activities	$(73,854)	$(81,944)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 30, 2019	JULY 1, 2018
Cash flows used in financing activities:
Repayments of long-term debt	$(14,031)	$(12,876)
Proceeds from borrowings on revolving credit facilities, net	408,000	266,829
Repayments of borrowings on revolving credit facilities	(321,200)	(234,500)
Proceeds from the exercise of share-based compensation, net	1,420	33,119
Distributions to noncontrolling interests	(4,007)	(3,372)
Contributions from noncontrolling interests	465	1,320
Purchase of limited partnership and noncontrolling interests	(41)	(1,443)
Repayments of partner deposits and accrued partner obligations	(8,662)	(9,646)
Repurchase of common stock	(106,992)	(81,000)
Cash dividends paid on common stock	(18,367)	(16,734)
Net cash used in financing activities	(63,415)	(58,303)
Effect of exchange rate changes on cash and cash equivalents	(157)	(3,164)
Net decrease in cash, cash equivalents and restricted cash	(4,983)	(43,328)
Cash, cash equivalents and restricted cash as of the beginning of the period	71,823	129,543
Cash, cash equivalents and restricted cash as of the end of the period	$66,840	$86,215
Supplemental disclosures of cash flow information:
Cash paid for interest	$25,263	$20,488
Cash paid for income taxes, net of refunds	11,309	6,675
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$33,679	$—
Leased assets obtained in exchange for new finance lease liabilities	194	—
(Decrease) increase in liabilities from the acquisition of property, fixtures and equipment or capital leases	(5,494)	1,430

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

Other restaurant operating expense increased during the thirteen and twenty-six weeks ended June 30, 2019 from the adoption of ASU No. 2016-02 since the Company no longer recognizes the benefit of deferred gains on sale-leaseback

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

transactions through its statements of operations over the corresponding lease term. During the thirteen and twenty-six weeks ended July 1, 2018, the Company recognized $3.0 million and $6.1 million, respectively, of sale-leaseback deferred gain amortization.

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

Recently Issued Financial Accounting Standards Not Yet Adopted - In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU No. 2016-13”), which requires measurement and recognition of expected versus incurred losses for financial instruments. ASU No. 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (“ASU No. 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU No. 2018-15 is effective for the Company in the first quarter of 2020, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2018-15 on its consolidated financial statements.

Reclassifications - The Company reclassified certain items in the accompanying Consolidated Financial Statements for prior periods to be comparable with the classification for the current period. These reclassifications had no effect on previously reported net income.

2.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Revenues
Restaurant sales	$1,005,687	$1,015,484	$2,117,329	$2,114,487
Franchise and other revenues:
Franchise revenue	$12,792	$13,134	$26,554	$27,349
Other revenue	3,451	3,196	6,178	6,443
Total Franchise and other revenues	$16,243	$16,330	$32,732	$33,792
Total revenues	$1,021,930	$1,031,814	$2,150,061	$2,148,279

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following tables include the disaggregation of Restaurant sales and Franchise revenue, by restaurant concept and major international markets, for the periods indicated:

	THIRTEEN WEEKS ENDED
	JUNE 30, 2019		JULY 1, 2018
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse	$527,049	$9,586	$521,719	$10,157
Carrabba’s Italian Grill (1)	150,000	626	163,454	157
Bonefish Grill	148,065	200	149,054	233
Fleming’s Prime Steakhouse & Wine Bar	74,397	—	73,312	—
Other	1,105	—	1,398	—
U.S. Total	$900,616	$10,412	$908,937	$10,547
International
Outback Steakhouse-Brazil	$83,985	$—	$87,809	$—
Other	21,086	2,380	18,738	2,587
International Total	$105,071	$2,380	$106,547	$2,587
Total	$1,005,687	$12,792	$1,015,484	$13,134

	TWENTY-SIX WEEKS ENDED
	JUNE 30, 2019		JULY 1, 2018
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse	$1,113,820	$20,187	$1,093,198	$21,231
Carrabba’s Italian Grill (1)	323,475	797	337,381	304
Bonefish Grill	304,499	410	305,903	473
Fleming’s Prime Steakhouse & Wine Bar	157,423	—	154,302	—
Other	2,212	—	2,497	—
U.S. Total	$1,901,429	$21,394	$1,893,281	$22,008
International
Outback Steakhouse-Brazil	$173,550	$—	$182,932	$—
Other	42,350	5,160	38,274	5,341
International Total	$215,900	$5,160	$221,206	$5,341
Total	$2,117,329	$26,554	$2,114,487	$27,349
________________
(1)In March 2019, the Company sold 18 Carrabba’s Italian Grill locations, which are now operated as franchises.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	JUNE 30, 2019	DECEMBER 30, 2018
Other current assets, net
Deferred gift card sales commissions	$10,488	$16,431

Unearned revenue
Deferred gift card revenue	$227,372	$333,794
Deferred loyalty revenue	9,448	8,424
Deferred franchise fees - current	484	490
Total Unearned revenue	$237,304	$342,708

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,737	$4,531

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Balance, beginning of period	$11,195	$10,039	$16,431	$16,231
Deferred gift card sales commissions amortization	(5,682)	(5,804)	(14,089)	(15,219)
Deferred gift card sales commissions capitalization	5,399	5,400	9,232	9,258
Other	(424)	(460)	(1,086)	(1,095)
Balance, end of period	$10,488	$9,175	$10,488	$9,175

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Balance, beginning of period	$240,923	$227,783	$333,794	$323,628
Gift card sales	75,658	78,837	131,130	135,122
Gift card redemptions	(84,942)	(88,496)	(226,401)	(233,052)
Gift card breakage	(4,267)	(4,838)	(11,151)	(12,412)
Balance, end of period	$227,372	$213,286	$227,372	$213,286

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

Surplus Property Disposals - In March 2019, the Company signed a purchase agreement to sell five of its U.S. surplus properties to an Outback Steakhouse franchisee for $12.8 million, less certain purchase price adjustments. These properties were reclassified from Property, fixtures and equipment, net to Assets held for sale during the thirteen weeks ended March 31, 2019. The sale of these properties is expected to be completed during 2019.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

4.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Impairment losses
U.S.	$165	$284	$3,629	$395
International	1,767	4,437	1,785	6,597
Total impairment losses	$1,932	$4,721	$5,414	$6,992
Restaurant closure expenses
U.S.	$8	$674	$95	$1,022
International	—	3,494	17	3,614
Total restaurant closure expenses	$8	$4,168	$112	$4,636
Provision for impaired assets and restaurant closings	$1,940	$8,889	$5,526	$11,628

International Restructuring - During the thirteen and twenty-six weeks ended June 30, 2019, the Company recognized asset impairment and closure charges of $1.8 million related to the restructuring of certain international markets, including Puerto Rico. During the thirteen and twenty-six weeks ended July 1, 2018, the Company recognized asset impairment and closure charges of $6.9 million and $9.2 million, respectively, related to the restructuring of certain international markets, including China.

The remaining impairment and closing charges for the periods presented resulted primarily from approved store closure initiatives, locations identified for remodel, relocation or closure and certain other assets.

Accrued Facility Closure and Other Costs Rollforward - The following table summarizes the Company’s accrual activity related to facility closure and other costs, associated with certain closure initiatives, for the period indicated:

TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019
Balance, beginning of the period	$18,094
Additions (1)	1,288
Cash payments	(3,594)
Accretion	663
Adjustments	(406)
Balance, end of the period (2)	$16,045
________________

(1)	Includes closure initiative related lease liabilities recognized as a result of the adoption of ASU No. 2016-02.

(2)
As of June 30, 2019, the Company had exit-related accruals related to certain closure initiatives of $3.3 million recorded in Accrued and other current liabilities and $12.7 million recorded in Non-current operating lease liabilities on its Consolidated Balance Sheet.

Annual Goodwill and Intangible Asset Impairment Assessment - The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during its second fiscal quarter. The Company’s 2019 assessment utilized a qualitative assessment and its 2018 assessment utilized a quantitative approach. In connection with these assessments, the Company did not record any impairment charges.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

5.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Net income attributable to Bloomin’ Brands	$29,021	$26,721	$93,321	$92,119

Basic weighted average common shares outstanding	90,194	92,120	90,805	92,194

Effect of diluted securities:
Stock options	561	1,861	676	2,406
Nonvested restricted stock units	198	380	278	452
Nonvested performance-based share units	—	—	48	20
Diluted weighted average common shares outstanding	90,953	94,361	91,807	95,072

Basic earnings per share	$0.32	$0.29	$1.03	$1.00
Diluted earnings per share	$0.32	$0.28	$1.02	$0.97

Securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(shares in thousands)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Stock options	4,214	2,133	3,799	2,041
Nonvested restricted stock units	200	16	211	63
Nonvested performance-based share units	330	197	295	180

6.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Stock options	$1,413	$1,628	$2,572	$3,526
Restricted stock units	2,410	2,455	4,159	4,787
Performance-based share units	1,254	1,874	2,257	2,470
	$5,077	$5,957	$8,988	$10,783

During the twenty-six weeks ended June 30, 2019, the Company made grants of 1.2 million stock options, 0.5 million time-based restricted stock units and 0.2 million performance-based share units.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows for the periods indicated:

	TWENTY-SIX WEEKS ENDED
	JUNE 30, 2019	JULY 1, 2018
Assumptions:
Weighted-average risk-free interest rate (1)	2.39%	2.66%
Dividend yield (2)	1.92%	1.50%
Expected term (3)	4.7 years	5.8 years
Weighted-average volatility (4)	30.96%	32.76%

Weighted-average grant date fair value per option	$5.11	$7.23
________________

(1)	Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)	Expected term represents the period of time that the options are expected to be outstanding. The Company estimates the expected term based on historical exercise experience for its stock options.

(4)	Based on the historical volatility of the Company’s stock.

Restricted stock units granted prior to 2019 generally vest over a period of four years and restricted stock units granted after 2018 generally vest over a period of three years, in an equal number of shares each year.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of June 30, 2019:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$10,583	2.3
Restricted stock units	$19,055	2.4
Performance-based share units	$8,601	1.7

7.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 30, 2019	DECEMBER 30, 2018
Prepaid expenses	$21,213	$38,117
Accounts receivable - gift cards, net	16,485	91,242
Accounts receivable - vendors, net	10,494	10,029
Accounts receivable - franchisees, net	1,628	1,303
Accounts receivable - other, net	17,094	19,688
Deferred gift card sales commissions	10,488	16,431
Assets held for sale	16,669	5,143
Other current assets, net	3,750	8,895
	$97,821	$190,848

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

8.    Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 30, 2019	DECEMBER 30, 2018
Accrued rent and current operating lease liabilities	$173,335	$2,850
Accrued payroll and other compensation	88,121	101,249
Accrued insurance	24,253	22,055
Other current liabilities	85,370	120,499
	$371,079	$246,653

9.    Long-term Debt, Net

Following is a summary of outstanding long-term debt, as of the periods indicated:

	JUNE 30, 2019		DECEMBER 30, 2018
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$462,500	4.14%	$475,000	4.14%
Revolving credit facility (1)	686,300	4.18%	599,500	4.17%
Total Senior Secured Credit Facility	$1,148,800		$1,074,500
Finance lease liabilities	3,127		—
Financing obligations	—		19,562	7.58% to 7.82%
Capital lease obligations	—		3,297
Other	50	2.18%	918	0.00% to 2.18%
Less: unamortized debt discount and issuance costs	(3,082)		(3,502)
Total debt, net	$1,148,895		$1,094,775
Less: current portion of long-term debt	(26,706)		(27,190)
Long-term debt, net	$1,122,189		$1,067,585
________________

(1)	Interest rate represents the weighted-average interest rate for the respective periods.

Debt Covenants - As of June 30, 2019 and December 30, 2018, the Company was in compliance with its debt covenants.

10.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following, as of the periods indicated:

(dollars in thousands)	JUNE 30, 2019	DECEMBER 30, 2018
Accrued insurance liability	$33,617	$33,771
Unfavorable leases (1)	—	32,120
Chef and Restaurant Managing Partner deferred compensation obligations and deposits	53,614	64,766
Other long-term liabilities	58,887	60,876
	$146,118	$191,533

_______________

(1)	Net of accumulated amortization of $36.2 million as of December 30, 2018.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

11.	Stockholders’ Equity

Share Repurchases - On February 12, 2019, the Company’s Board of Directors (the “Board”) canceled the remaining $36.0 million of authorization under the 2018 Share Repurchase Program and approved a new $150.0 million authorization (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program will expire on August 12, 2020. As of June 30, 2019, $43.0 million remained available for repurchase under the 2019 Share Repurchase Program. Following is a summary of the shares repurchased under the Company’s share repurchase program during fiscal year 2019:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
Second fiscal quarter	5,469	$19.56	$106,992

Dividends - The Company declared and paid dividends per share during fiscal year 2019 as follows:

(in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.10	$9,140
Second fiscal quarter	0.10	9,227
Total cash dividends declared and paid	$0.20	$18,367

In July 2019, the Board declared a quarterly cash dividend of $0.10 per share, payable on August 21, 2019, to shareholders of record at the close of business on August 12, 2019.

Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	JUNE 30, 2019	DECEMBER 30, 2018
Foreign currency translation adjustment	$(137,886)	$(135,149)
Unrealized loss on derivatives, net of tax	(19,460)	(7,606)
Accumulated other comprehensive loss	$(157,346)	$(142,755)

Following are the components of Other comprehensive loss attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Foreign currency translation adjustment	$(8,584)	$(30,402)	$(2,737)	$(29,036)

Unrealized (loss) gain on derivatives, net of tax (1)	$(7,239)	$296	$(11,620)	$1,184
Reclassification of adjustments for loss (gain) on derivatives included in Net income, net of tax (2)	130	71	(234)	379
Total unrealized (loss) gain on derivatives, net of tax	$(7,109)	$367	$(11,854)	$1,563
Other comprehensive loss attributable to Bloomin’ Brands	$(15,693)	$(30,035)	$(14,591)	$(27,473)
________________

(1)
Unrealized (loss) gain on derivatives is net of tax of $(2.5) million and $0.1 million for the thirteen weeks ended June 30, 2019 and July 1, 2018, respectively, and $(4.0) million and $0.4 million for the twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively.

(2)	Reclassifications of adjustments for loss (gain) on derivatives are net of tax. See Note 12 - Derivative Instruments and Hedging Activities for discussion of the tax impact of reclassifications.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

12.    Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk - On October 24, 2018 and October 25, 2018, the Company entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of the Company’s variable rate debt. The swap agreements have an aggregate notional amount of $550.0 million and mature on November 30, 2022. Under the terms of the swap agreements, the Company pays a weighted-average fixed rate of 3.04% on the notional amount and receives payments from the counterparty based on the one-month LIBOR rate.

The Company’s swap agreements have been designated and qualify as cash flow hedges, are recognized on its Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $6.5 million will be reclassified to interest expense over the next 12 months. The following table presents the fair value and classification of the Company’s swap agreements, as of the periods indicated:

(dollars in thousands)	JUNE 30, 2019	DECEMBER 30, 2018	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - asset (1)	$—	$765	Other current assets, net

Interest rate swaps - liability	$6,524	$1,393	Accrued and other current liabilities
Interest rate swaps - liability	19,803	9,723	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$26,327	$11,116
____________________

(1)	See Note 14 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the swap agreements on Net income for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Interest rate swap (expense) benefit recognized in Interest expense, net	$(175)	$(95)	$316	$(510)
Income tax benefit (expense) recognized in Provision (benefit) for income taxes	45	24	(82)	131
Total effects of the interest rate swaps on Net income	$(130)	$(71)	$234	$(379)

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of June 30, 2019, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of June 30, 2019 and December 30, 2018, the fair value of the Company’s interest rate swaps was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $26.6 million and $10.5 million, respectively. As of June 30, 2019 and December 30, 2018, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2019 and December 30, 2018, it could have been required to settle its obligations under the agreements at their termination value of $26.6 million and $10.5 million, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

13.    Leases

The Company’s determination of whether an arrangement contains a lease is based on an evaluation of whether the arrangement conveys the right to use and control specific property or equipment. The Company leases restaurant and office facilities and certain equipment under operating leases primarily having initial terms expiring between one and 20 years. Restaurant facility leases generally have renewal periods totaling five to 20 years, exercisable at the option of the Company. Contingent rentals represent payment of variable lease obligations based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement for certain restaurant facility leases. The Company also has certain leases, which reset periodically based on a specified index. Such leases are recorded using the index that existed at lease commencement. Subsequent changes in the index are recorded as variable rental payments. Variable rental payments are expensed as incurred in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and future variable rent obligations are not included within the lease liabilities in the Consolidated Balance Sheet. The depreciable life of lease assets and leasehold improvements are limited by the expected lease term. None of the Company’s leases contain any material residual value guarantees or material restrictive covenants.

For restaurant facility leases executed subsequent to the adoption of ASU No. 2016-02, the Company accounts for fixed lease and non-lease components as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to account for the lease assets and liabilities. Leases with an initial term of 12 months or less are not recorded on its Consolidated Balance Sheet, they are recognized on a straight-line basis over the lease term within Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheet as of the period indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	JUNE 30, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,275,303
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	2,821
Total lease assets, net		$1,278,124

Current operating lease liabilities (2)	Accrued and other current liabilities	$171,263
Current finance lease liabilities	Current portion of long-term debt	1,656
Non-current operating lease liabilities	Non-current operating lease liabilities	1,284,574
Non-current finance lease liabilities	Long-term debt, net	1,471
		$1,458,964
________________

(1)	Net of accumulated amortization of $0.7 million.

(2)	Excludes accrued contingent percentage rent.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	CONSOLIDATED INCOME STATEMENT CLASSIFICATION	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in thousands)		JUNE 30, 2019	JUNE 30, 2019
Operating leases (1)	Other restaurant operating	$45,079	$90,312
Variable lease cost	Other restaurant operating	746	1,565
Finance leases
Amortization of leased assets	Depreciation and amortization	360	684
Interest on lease liabilities	Interest expense, net	72	145
Sublease revenue (2)	Franchise and other revenues	(1,792)	(3,106)
Lease costs, net (3)		$44,465	$89,600
________________

(1)
Excludes rent expense for office facilities and Company-owned closed or subleased properties for the thirteen and twenty-six weeks ended June 30, 2019 of $3.7 million and $7.2 million, respectively, which is included in General and administrative expense and certain supply chain related rent expense of $0.3 million and $0.6 million, respectively, which is included in Cost of sales.

(2)	Excludes rental income from Company-owned properties for the thirteen and twenty-six weeks ended June 30, 2019 of $0.7 million and $1.4 million, respectively.

(3)
During the thirteen and twenty-six weeks ended July 1, 2018, the Company recorded rent expense of $45.7 million and $93.0 million, respectively, including variable rent expense of $1.0 million and $2.3 million, respectively, and sublease revenue of $1.5 million and $3.1 million, respectively.

As of June 30, 2019, future minimum lease payments and sublease revenues under non-cancelable leases are as follows:

(dollars in thousands)	OPERATING LEASES	FINANCE LEASES	SUBLEASE REVENUES
Year 1 (1)	$178,680	$1,705	$(5,956)
Year 2	192,056	1,202	(6,050)
Year 3	187,827	521	(5,980)
Year 4	184,545	7	(5,967)
Year 5	179,329	5	(5,908)
Thereafter	1,753,411	3	(66,453)
Total minimum lease payments (receipts) (2)	$2,675,848	$3,443	$(96,314)
Less: Interest	(1,220,011)	(316)
Present value of future lease payments (receipts)	$1,455,837	$3,127
____________________

(1)	Net of operating lease prepaid rent of $14.7 million.

(2)	Includes $1.0 billion related to options to extend operating lease terms and excludes $112.3 million of signed operating leases that have not yet commenced.

The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company’s leases as of the period indicated:

JUNE 30, 2019
Weighted-average remaining lease term:
Operating leases	14.6 years
Finance leases	2.3 years
Weighted-average discount rate (1):
Operating leases	8.58%
Finance leases	9.11%
____________________

(1)	Based on the Company’s incremental borrowing rate at lease commencement.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a summary of other impacts to the Company’s Consolidated Financial Statements related to its leases for the period indicated:

TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$95,532

Properties Leased to Third Parties - The Company leases certain land and buildings to third parties, generally related to closed or refranchised restaurants. The following table is a summary of assets leased to third parties as of the period indicated:

(dollars in thousands)	JUNE 30, 2019
Land (1)	$15,247

Buildings and building improvements	$23,120
Less: accumulated depreciation	(10,210)
Buildings and building improvements, net (1)	$12,910

____________________

(1)	Includes $5.6 million of Land and $6.5 million of Building and building improvements, net recorded within assets held for sale as of June 30, 2019.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	JUNE 30, 2019			DECEMBER 30, 2018
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$511	$511	$—	$627	$627	$—
Money market funds	6,655	6,655	—	17,827	17,827	—
Restricted cash equivalents:
Money market funds	2,187	2,187	—	—	—	—
Other current assets, net:
Derivative instruments - interest rate swaps	—	—	—	765	—	765
Total asset recurring fair value measurements	$9,353	$9,353	$—	$19,219	$18,454	$765

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$6,524	$—	$6,524	$1,393	$—	$1,393
Other long-term liabilities:
Derivative instruments - interest rate swaps	19,803	—	19,803	9,723	—	9,723
Total liability recurring fair value measurements	$26,327	$—	$26,327	$11,116	$—	$11,116

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of June 30, 2019 and December 30, 2018, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

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

	THIRTEEN WEEKS ENDED
	JUNE 30, 2019		JULY 1, 2018
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE (2)	TOTAL IMPAIRMENT
Operating lease right-of-use assets (1)	$114	$1,770	$—	$—
Property, fixtures and equipment (1)	466	162	1,060	4,721
	$580	$1,932	$1,060	$4,721

	TWENTY-SIX WEEKS ENDED
	JUNE 30, 2019		JULY 1, 2018
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE (2)	TOTAL IMPAIRMENT
Assets held for sale (2)	$2,149	$215	$50	$50
Operating lease right-of-use assets (1)	2,356	2,366	—	—
Property, fixtures and equipment (1)	956	2,833	1,380	6,942
	$5,461	$5,414	$1,430	$6,992

____________________

(1)
Carrying value approximates fair value. Carrying values for Operating lease right-of-use assets and Property, fixtures and equipment measured using Level 3 inputs to estimate fair value totaled $0.1 million and $0.5 million, respectively, during the thirteen weeks ended June 30, 2019 and $2.1 million and $1.0 million, respectively, during the twenty-six weeks ended June 30, 2019. Level 2 inputs were used to estimate the fair value for all other assets measured in the periods presented. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value.

(2)	Carrying value approximates fair value with all assets measured using third-party market appraisals or executed sales contracts (Level 2).

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported in its Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	JUNE 30, 2019		DECEMBER 30, 2018
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior Secured Credit Facility:
Term loan A	$462,500	$462,500	$475,000	$464,906
Revolving credit facility	$686,300	$683,726	$599,500	$590,508

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

15.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Effective income tax rate	3.9%	(23.7)%	6.6%	(3.6)%

The effective income tax rate for the thirteen and twenty-six weeks ended June 30, 2019 increased by 27.6 and 10.2 percentage points, respectively, as compared to the thirteen and twenty-six weeks ended July 1, 2018. These increases were primarily due to favorable discrete items recorded in the thirteen and twenty-six weeks ended July 1, 2018, which included excess tax benefits from equity-based compensation arrangements.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rates for the thirteen and twenty-six weeks ended June 30, 2019 were lower than the statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips.

16.    Commitments and Contingencies

Litigation and Other Matters - The Company had $2.4 million and $2.8 million of liabilities recorded for various legal matters as of June 30, 2019 and December 30, 2018, respectively.

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

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of June 30, 2019, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $34.0 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of June 30, 2019 was approximately $25.1 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. The Company believes the financial strength and operating history of the lessees’ significantly reduces the risk that it will be required to make payments under these leases. Accordingly, no liability has been recorded.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

The following table is a summary of Total revenue by segment, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Total revenues
U.S.	$914,219	$922,355	$1,928,726	$1,921,062
International	107,711	109,459	221,335	227,217
Total revenues	$1,021,930	$1,031,814	$2,150,061	$2,148,279

The following table is a reconciliation of Segment income (loss) from operations to Income before provision (benefit) for income taxes, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Segment income (loss) from operations
U.S.	$78,814	$76,913	$191,849	$186,047
International	6,909	(2,049)	20,629	6,276
Total segment income from operations	85,723	74,864	212,478	192,323
Unallocated corporate operating expense	(42,263)	(41,940)	(86,524)	(81,028)
Total income from operations	43,460	32,924	125,954	111,295
Other income (expense), net	12	(6)	(156)	(5)
Interest expense, net	(12,448)	(11,319)	(23,629)	(21,629)
Income before provision (benefit) for income taxes	$31,024	$21,599	$102,169	$89,661

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Depreciation and amortization
U.S.	$38,916	$39,993	$77,702	$79,267
International	6,749	6,714	13,205	13,446
Corporate	4,123	4,075	8,363	8,189
Total depreciation and amortization	$49,788	$50,782	$99,270	$100,902

Geographic Areas — International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding operating lease right-of-use assets, goodwill, intangible assets and deferred tax assets, by major geographic area as of the periods indicated:

(dollars in thousands)	JUNE 30, 2019	DECEMBER 30, 2018
U.S.	$1,035,172	$1,107,679
International
Brazil	124,811	115,560
Other	15,280	13,663
Total assets	$1,175,263	$1,236,902

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of June 30, 2019, we owned and operated 1,170 restaurants and franchised 297 restaurants across 48 states, Puerto Rico, Guam and 20 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Executive Summary

Our financial results for the thirteen weeks ended June 30, 2019 (“second quarter of 2019”) include the following:

•
A decrease in Total revenues of 1.0% in the second quarter of 2019, as compared to the second quarter of 2018, primarily due to foreign currency translation and domestic refranchising, partially offset by higher comparable restaurant sales and the net impact of restaurant openings and closures.

•
Income from operations of $43.5 million in the second quarter of 2019, as compared to $32.9 million in the second quarter of 2018, increased primarily due to higher comparable restaurant sales and the impact of certain cost savings initiatives. These increases were partially offset by labor and commodity inflation, and the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant-level operating margin is widely regarded in the industry as a useful metric to evaluate restaurant level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Cost of sales, Labor and other related and Other restaurant operating (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statements of Operations. The following categories of our revenue and operating expenses are not included in restaurant-level operating margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

Number of restaurants (at end of the period):	JUNE 30, 2019	JULY 1, 2018
U.S.
Outback Steakhouse
Company-owned	579	583
Franchised	148	154
Total	727	737
Carrabba’s Italian Grill
Company-owned (1)	205	224
Franchised (1)	21	3
Total	226	227
Bonefish Grill
Company-owned	190	192
Franchised	7	7
Total	197	199
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	69	70
Other
Company-owned	3	5
U.S. Total	1,222	1,238
International
Company-owned
Outback Steakhouse - Brazil (2)	97	92
Other	27	31
Franchised
Outback Steakhouse - South Korea	70	74
Other	51	55
International Total	245	252
System-wide total	1,467	1,490
____________________

(1)	In March 2019, we sold 18 Carrabba’s Italian Grill locations, which are now operated as franchises.

(2)	The restaurant counts for Brazil are reported as of May 31, 2019 and 2018, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Revenues
Restaurant sales	98.4%	98.4%	98.5%	98.4%
Franchise and other revenues	1.6	1.6	1.5	1.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	31.1	31.8	31.4	31.9
Labor and other related (1)	30.0	29.7	29.3	29.0
Other restaurant operating (1)	24.0	23.5	23.2	23.3
Depreciation and amortization	4.9	4.9	4.6	4.7
General and administrative	7.0	7.4	6.6	6.7
Provision for impaired assets and restaurant closings	0.2	0.9	0.3	0.5
Total costs and expenses	95.7	96.8	94.1	94.8
Income from operations	4.3	3.2	5.9	5.2
Other income (expense), net	*	(*)	(*)	(*)
Interest expense, net	(1.3)	(1.1)	(1.1)	(1.0)
Income before provision (benefit) for income taxes	3.0	2.1	4.8	4.2
Provision (benefit) for income taxes	0.1	(0.5)	0.4	(0.1)
Net income	2.9	2.6	4.4	4.3
Less: net income attributable to noncontrolling interests	0.1	*	0.1	*
Net income attributable to Bloomin’ Brands	2.8%	2.6%	4.3%	4.3%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended July 1, 2018	$1,015.4	$2,114.5
Change from:
Effect of foreign currency translation	(12.6)	(28.9)
Divestiture of restaurants through refranchising transactions	(10.8)	(11.4)
Restaurant closings	(8.6)	(18.8)
Restaurant openings	12.3	25.3
Comparable restaurant sales	10.0	36.6
For the periods ended June 30, 2019	$1,005.7	$2,117.3

The decrease in Restaurant sales during the thirteen weeks ended June 30, 2019 was primarily due to: (i) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar, (ii) domestic refranchising and (iii) the closing of 33 restaurants since April 1, 2018. The decrease in restaurant sales was partially offset by the opening of 28 new restaurants not included in our comparable restaurant sales base and higher comparable restaurant sales.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The increase in Restaurant sales during the twenty-six weeks ended June 30, 2019 was primarily due to higher comparable restaurant sales and the opening of 34 new restaurants not included in our comparable restaurant sales base. The increase in restaurant sales was partially offset by: (i) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar, (ii) the closing of 37 restaurants since December 31, 2017 and (iii) domestic refranchising.

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$69,497	$68,290	$73,344	$71,366
Carrabba’s Italian Grill	$56,285	$56,131	$58,188	$57,809
Bonefish Grill	$60,018	$59,642	$61,833	$60,923
Fleming’s Prime Steakhouse & Wine Bar	$81,754	$80,563	$86,496	$85,344
International
Outback Steakhouse - Brazil (1)	$66,829	$74,225	$70,754	$79,324
Operating weeks:
U.S.
Outback Steakhouse	7,538	7,586	15,065	15,180
Carrabba’s Italian Grill	2,665	2,912	5,559	5,836
Bonefish Grill	2,467	2,499	4,925	5,021
Fleming’s Prime Steakhouse & Wine Bar	910	910	1,820	1,808
International
Outback Steakhouse - Brazil	1,257	1,183	2,453	2,306
____________________

(1)
Translated at average exchange rates of 3.91 and 3.43 for the thirteen weeks ended June 30, 2019 and July 1, 2018, respectively, and 3.85 and 3.34 for the twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases), for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more) (1):
U.S.
Outback Steakhouse	1.3%	4.0%	2.4%	4.2%
Carrabba’s Italian Grill	(1.6)%	(0.6)%	(0.6)%	0.3%
Bonefish Grill	0.1%	1.5%	1.0%	0.7%
Fleming’s Prime Steakhouse & Wine Bar	1.6%	0.3%	1.1%	1.6%
Combined U.S.	0.6%	2.4%	1.6%	2.7%
International
Outback Steakhouse - Brazil (2)	3.5%	(6.1)%	3.6%	(2.6)%

Traffic:
U.S.
Outback Steakhouse	(1.6)%	0.6%	(1.0)%	1.5%
Carrabba’s Italian Grill	(1.4)%	(5.8)%	(1.4)%	(5.7)%
Bonefish Grill	(1.5)%	(1.2)%	(1.7)%	(1.9)%
Fleming’s Prime Steakhouse & Wine Bar	3.6%	(7.7)%	0.8%	(4.9)%
Combined U.S.	(1.4)%	(1.2)%	(1.2)%	(0.6)%
International
Outback Steakhouse - Brazil	1.2%	(7.7)%	(0.7)%	(4.7)%

Average check per person (3):
U.S.
Outback Steakhouse	2.9%	3.4%	3.4%	2.7%
Carrabba’s Italian Grill	(0.2)%	5.2%	0.8%	6.0%
Bonefish Grill	1.6%	2.7%	2.7%	2.6%
Fleming’s Prime Steakhouse & Wine Bar	(2.0)%	8.0%	0.3%	6.5%
Combined U.S.	2.0%	3.6%	2.8%	3.3%
International
Outback Steakhouse - Brazil	2.1%	1.9%	4.4%	2.4%
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Franchise and other revenues

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Franchise revenues (1)	$12.8	$13.1	$26.6	$27.4
Other revenues	3.4	3.2	6.1	6.4
Franchise and other revenues	$16.2	$16.3	$32.7	$33.8
____________________

(1)	Represents franchise royalties, advertising fees and initial franchise fees.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 30, 2019	JULY 1, 2018	Change	JUNE 30, 2019	JULY 1, 2018	Change
Cost of sales	$312.7	$322.8		$664.8	$674.9
% of Restaurant sales	31.1%	31.8%	(0.7)%	31.4%	31.9%	(0.5)%

Cost of sales decreased as a percentage of Restaurant sales during the thirteen weeks ended June 30, 2019 as compared to the thirteen weeks ended July 1, 2018 primarily due to 0.7% from increases in average check per person and 0.4% from the impact of certain cost saving initiatives, partially offset by an increase as a percentage of Restaurant sales of 0.4% from commodity cost inflation.

Cost of sales decreased as a percentage of Restaurant sales during the twenty-six weeks ended June 30, 2019 as compared to the twenty-six weeks ended July 1, 2018 primarily due to 0.7% from increases in average check per person and 0.3% from the impact of certain cost saving initiatives, partially offset by an increase as a percentage of Restaurant sales of 0.5% from commodity cost inflation.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 30, 2019	JULY 1, 2018	Change	JUNE 30, 2019	JULY 1, 2018	Change
Labor and other related	$301.2	$301.9		$620.2	$613.0
% of Restaurant sales	30.0%	29.7%	0.3%	29.3%	29.0%	0.3%

Labor and other related expenses increased as a percentage of Restaurant sales during the thirteen weeks ended June 30, 2019 as compared to the thirteen weeks ended July 1, 2018 primarily due to 0.7% from higher labor costs due to wage rate increases, partially offset by decreases as a percentage of Restaurant sales of 0.3% from increases in average check per person and 0.3% from the impact of certain cost saving initiatives.

Labor and other related expenses increased as a percentage of Restaurant sales during the twenty-six weeks ended June 30, 2019 as compared to the twenty-six weeks ended July 1, 2018 primarily due to 0.7% from higher labor costs due to wage rate increases, partially offset by a decrease as a percentage of Restaurant sales of 0.5% from increases in average check per person.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 30, 2019	JULY 1, 2018	Change	JUNE 30, 2019	JULY 1, 2018	Change
Other restaurant operating	$240.9	$238.4		$491.7	$491.7
% of Restaurant sales	24.0%	23.5%	0.5%	23.2%	23.3%	(0.1)%

Other restaurant operating expenses increased as a percentage of Restaurant sales during the thirteen weeks ended June 30, 2019 as compared to the thirteen weeks ended July 1, 2018 primarily due to: (i) 0.6% from additional expense related to the rollout of delivery services, (ii) 0.4% from operating expense inflation and (iii) 0.3% from the impact of deferred gains on sale-leaseback transactions no longer recognized in 2019 as a result of adoption of the new lease accounting standard, partially offset by decreases as a percentage of Restaurant sales of 0.5% from the impact of certain cost saving initiatives and 0.3% from increases in average check per person.

Other restaurant operating expenses decreased as a percentage of Restaurant sales during the twenty-six weeks ended June 30, 2019 as compared to the twenty-six weeks ended July 1, 2018 primarily due to 0.4% from increases in average check per person and 0.4% from the impact of certain cost saving initiatives, partially offset by increases as a percentage of Restaurant sales of 0.4% from additional expense related to the rollout of delivery services and 0.3% from the impact of deferred gains on sale-leaseback transactions no longer recognized in 2019 as a result of adoption of the new lease accounting standard.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in general and administrative expense for the periods indicated below:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended July 1, 2018	$76.1	$144.8
Change from:
Foreign currency exchange	(0.9)	(2.0)
Employee stock-based compensation	(0.7)	(1.5)
Severance	(0.2)	2.8
Other	(2.3)	(1.6)
For the periods ended June 30, 2019	$72.0	$142.5

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 30, 2019	JULY 1, 2018	Change	JUNE 30, 2019	JULY 1, 2018	Change
Provision for impaired assets and restaurant closings	$1.9	$8.9	$(7.0)	$5.5	$11.6	$(6.1)

During the thirteen and twenty-six weeks ended June 30, 2019, we recognized asset impairment and closure charges of $1.8 million related to the restructuring of certain international markets, including Puerto Rico. During the thirteen and twenty-six weeks ended July 1, 2018, we recognized asset impairment and closure charges of $6.9 million and $9.2 million, respectively, related to the restructuring of certain international markets, including China.

The remaining impairment and closing charges for the periods presented resulted primarily from approved store closure initiatives, locations identified for remodel, relocation or closure and certain other assets.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

See Note 4 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for further information.

Income from operations

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 30, 2019	JULY 1, 2018	Change	JUNE 30, 2019	JULY 1, 2018	Change
Income from operations	$43.5	$32.9	$10.6	$126.0	$111.3	$14.7
% of Total revenues	4.3%	3.2%	1.1%	5.9%	5.2%	0.7%

The increase in income from operations generated during the thirteen and twenty-six weeks ended June 30, 2019 as compared to the thirteen and twenty-six weeks ended July 1, 2018 was primarily due to higher comparable restaurant sales and the impact of certain cost savings initiatives. These increases were partially offset by labor and commodity inflation, the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard and additional expense related to the rollout of delivery services.

Interest expense, net

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 30, 2019	JULY 1, 2018	Change	JUNE 30, 2019	JULY 1, 2018	Change
Interest expense, net	$12.4	$11.3	$1.1	$23.6	$21.6	$2.0

The increase in Interest expense, net for the thirteen weeks ended June 30, 2019 is primarily due to higher interest rates, partially offset by the derecognition of certain debt obligations due to adoption of the new lease accounting standard.

The increase in Interest expense, net for the twenty-six weeks ended June 30, 2019 is primarily due to higher interest rates, partially offset from the derecognition of certain debt obligations due to adoption of the new lease accounting standard and lower interest expense from our derivative instruments.

Provision (benefit) for income taxes

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
	JUNE 30, 2019	JULY 1, 2018	Change	JUNE 30, 2019	JULY 1, 2018	Change
Effective income tax rate	3.9%	(23.7)%	27.6%	6.6%	(3.6)%	10.2%

The effective income tax rate for the thirteen and twenty-six weeks ended June 30, 2019 increased by 27.6 and 10.2 percentage points, respectively, as compared to the thirteen and twenty-six weeks ended July 1, 2018. These increases were primarily due to favorable discrete items recorded in the thirteen and twenty-six weeks ended July 1, 2018, which included excess tax benefits from equity-based compensation arrangements.

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

U.S. Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Revenues
Restaurant sales	$900,616	$908,937	$1,901,429	$1,893,281
Franchise and other revenues	13,603	13,418	27,297	27,781
Total revenues	$914,219	$922,355	$1,928,726	$1,921,062
Restaurant-level operating margin	14.5%	14.5%	15.6%	15.4%
Income from operations	$78,814	$76,913	$191,849	$186,047
Operating income margin	8.6%	8.3%	9.9%	9.7%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended July 1, 2018	$908.9	$1,893.3
Change from:
Divestiture of restaurants through refranchising transactions	(10.8)	(11.4)
Restaurant closings	(6.3)	(13.9)
Comparable restaurant sales	5.4	27.3
Restaurant openings	3.4	6.1
For the periods ended June 30, 2019	$900.6	$1,901.4

The decrease in U.S. Restaurant sales during the thirteen weeks ended June 30, 2019 was primarily due to the refranchising of certain Company-owned restaurants and the closing of 16 restaurants since April 1, 2018. The decrease in restaurant sales was partially offset by higher comparable restaurant sales and the opening of nine new restaurants not included in our comparable restaurant sales base.

The increase in U.S. Restaurant sales during the twenty-six weeks ended June 30, 2019 was primarily due to higher comparable restaurant sales and the opening of ten new restaurants not included in our comparable restaurant sales base. The increase in restaurant sales was partially offset by the closing of 19 restaurants since December 31, 2017 and the refranchising of certain Company-owned restaurants.

Income from operations

The increase in U.S. income from operations generated during the thirteen weeks ended June 30, 2019 as compared to the thirteen weeks ended July 1, 2018, was primarily due to the impact of certain cost savings initiatives and higher comparable restaurant sales. These increases were partially offset by labor and commodity inflation, the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard and additional expense related to the rollout of delivery services.

The increase in U.S. income from operations generated during the twenty-six weeks ended June 30, 2019 as compared to the twenty-six weeks ended July 1, 2018, was primarily due to higher comparable restaurant sales and the impact of certain cost savings initiatives. These increases were partially offset by labor and commodity inflation, the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard and additional expense related to the rollout of delivery services.

International Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Revenues
Restaurant sales	$105,071	$106,547	$215,900	$221,206
Franchise and other revenues	2,640	2,912	5,435	6,011
Total revenues	$107,711	$109,459	$221,335	$227,217
Restaurant-level operating margin	18.4%	17.7%	20.4%	18.6%
Income (loss) from operations	$6,909	$(2,049)	$20,629	$6,276
Operating income (loss) margin	6.4%	(1.9)%	9.3%	2.8%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the change in International segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended July 1, 2018	$106.5	$221.2
Change from:
Effect of foreign currency translation	(12.6)	(28.9)
Restaurant closings	(2.3)	(4.9)
Restaurant openings	8.9	19.2
Comparable restaurant sales	4.6	9.3
For the periods ended June 30, 2019	$105.1	$215.9

The decrease in Restaurant sales during the thirteen weeks ended June 30, 2019 was primarily due to the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar and the closing of 17 restaurants since April 1, 2018. The decrease in restaurant sales was partially offset by the opening of 19 new restaurants not included in our comparable restaurant sales base and higher comparable restaurant sales.

The decrease in Restaurant sales during the twenty-six weeks ended June 30, 2019 was primarily due to the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar and the closing of 18 restaurants since December 31, 2017. The decrease in restaurant sales was partially offset by the opening of 24 new restaurants not included in our comparable restaurant sales base and higher comparable restaurant sales.

Income from operations

The increase in International income from operations during the thirteen weeks ended June 30, 2019 as compared to the thirteen weeks ended July 1, 2018 was primarily due to: (i) lower impairment and restaurant closing costs, (ii) higher comparable restaurant sales and (iii) lower General and administrative expense, primarily from lower severance costs and the effects of foreign currency exchange. These increases were partially offset by commodity, labor and operating expense inflation.

The increase in International income from operations during the twenty-six weeks ended June 30, 2019 as compared to the twenty-six weeks ended July 1, 2018 was primarily due to: (i) lower impairment and restaurant closing costs, (ii) higher comparable restaurant sales and (iii) lower General and administrative expense, primarily from the effects of foreign currency exchange. These increases were partially offset by commodity inflation.

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

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
U.S.
Outback Steakhouse	$125	$129	$263	$269
Carrabba’s Italian Grill (1)	14	2	17	5
Bonefish Grill	3	4	7	8
U.S. Total	$142	$135	$287	$282
International
Outback Steakhouse-South Korea	$47	$49	$104	$102
Other	26	27	53	55
International Total	$73	$76	$157	$157
Total franchise sales (2)	$215	$211	$444	$439
_____________________

(1)	In March 2019, we sold 18 Carrabba’s Italian Grill locations, which are now operated as franchises.

(2)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income (Loss).

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted restaurant-level operating margin - The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	JUNE 30, 2019		JULY 1, 2018
	U.S. GAAP	ADJUSTED	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.1%	31.1%	31.8%	31.8%
Labor and other related	30.0%	30.0%	29.7%	29.7%
Other restaurant operating	24.0%	23.9%	23.5%	23.6%

Restaurant-level operating margin	15.0%	15.0%	15.0%	14.9%

	TWENTY-SIX WEEKS ENDED
	JUNE 30, 2019		JULY 1, 2018
	U.S. GAAP	ADJUSTED	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.4%	31.4%	31.9%	31.9%
Labor and other related	29.3%	29.3%	29.0%	29.0%
Other restaurant operating	23.2%	23.2%	23.3%	23.4%

Restaurant-level operating margin	16.1%	16.1%	15.8%	15.7%
_________________

(1)
Includes unfavorable adjustments recorded in Other restaurant operating for the following activities, as described in the Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share table below for the periods indicated:

	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in millions)	JULY 1, 2018	JULY 1, 2018
Restaurant and asset impairments and closing costs	$1.4	$2.2
Restaurant relocations and related costs	0.2	0.4
	$1.6	$2.6

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018
Income from operations	$43,460	$32,924	$125,954	$111,295
Operating income margin	4.3%	3.2%	5.9%	5.2%
Adjustments:
Restaurant and asset impairments and closing costs (1)	$2,039	$7,886	$4,170	$9,181
Restaurant relocations and related costs (2)	952	1,353	1,984	3,078
Severance (3)	748	—	3,603	965
Legal and contingent matters	—	288	—	758
Total income from operations adjustments	$3,739	$9,527	$9,757	$13,982
Adjusted income from operations	$47,199	$42,451	$135,711	$125,277
Adjusted operating income margin	4.6%	4.1%	6.3%	5.8%

Net income attributable to Bloomin’ Brands	$29,021	$26,721	$93,321	$92,119
Adjustments:
Income from operations adjustments	3,739	9,527	9,757	13,982
Total adjustments, before income taxes	3,739	9,527	9,757	13,982
Adjustment to provision for income taxes (4)	(413)	(438)	(1,232)	(2,119)
Net adjustments	3,326	9,089	8,525	11,863
Adjusted net income	$32,347	$35,810	$101,846	$103,982

Diluted earnings per share	$0.32	$0.28	$1.02	$0.97
Adjusted diluted earnings per share	$0.36	$0.38	$1.11	$1.09

Diluted weighted average common shares outstanding	90,953	94,361	91,807	95,072
_________________

(1)	Represents asset impairment charges and related costs primarily associated with approved closure and restructuring initiatives, and the restructuring of certain international markets.

(2)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.

(3)	Relates to severance expense incurred as a result of restructuring activities.

(4)	Represents income tax effect of the adjustments for the periods presented.

Liquidity and Capital Resources

LIQUIDITY

Our liquidity sources consist of cash flow from our operations, cash and cash equivalents and credit capacity under our credit facilities. We expect to use cash primarily for general operating expenses, share repurchases and dividend payments, payments on our debt, remodeling or relocating older restaurants, obligations related to our deferred compensation plans and investments in technology.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash and Cash Equivalents - As of June 30, 2019, we had $64.7 million in cash and cash equivalents, of which $14.5 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of June 30, 2019, we had aggregate accumulated foreign earnings of approximately $89.4 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional U.S. federal income tax. These amounts are no longer considered indefinitely reinvested in our foreign subsidiaries.

Closure Initiatives - Total aggregate future undiscounted cash expenditures of $12.0 million to $14.7 million related to lease liabilities for certain closure initiatives are expected to occur over the remaining lease terms with the final term ending in January 2029.

Capital Expenditures - We estimate that our capital expenditures will total approximately $175.0 million to $200.0 million in 2019. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements.

Credit Facilities - As of June 30, 2019, we had $1.1 billion of outstanding borrowings under our Senior Secured Credit Facility. We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY		TOTAL CREDIT FACILITIES
(dollars in thousands)	TERM LOAN A	REVOLVING FACILITY
Balance as of December 30, 2018	$475,000	$599,500	$1,074,500
2019 new debt	—	408,000	408,000
2019 payments	(12,500)	(321,200)	(333,700)
Balance as of June 30, 2019	$462,500	$686,300	$1,148,800

Weighted-average interest rate, as of June 30, 2019	4.14%	4.18%
Principal maturity date	November 2022	November 2022

As of June 30, 2019, we had $291.7 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $22.0 million.

Credit Agreement - Our Credit Agreement contains term loan mandatory prepayment requirements of 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount outstanding required to be prepaid may vary based on our leverage ratio and year end results. Other than the annual required minimum amortization premiums of $25.0 million, we do not anticipate any other payments will be required through June 28, 2020.

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

As of June 30, 2019 and December 30, 2018, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2019	JULY 1, 2018
Net cash provided by operating activities	$132,443	$100,083
Net cash used in investing activities	(73,854)	(81,944)
Net cash used in financing activities	(63,415)	(58,303)
Effect of exchange rate changes on cash and cash equivalents	(157)	(3,164)
Net decrease in cash, cash equivalents and restricted cash	$(4,983)	$(43,328)

Operating activities - Net cash provided by operating activities increased during the twenty-six weeks ended June 30, 2019, as compared to the twenty-six weeks ended July 1, 2018 primarily due to the timing of collections of receivables and the timing of payments, partially offset by higher interest and income tax payments.

Investing activities - Net cash used in investing activities during the twenty-six weeks ended June 30, 2019 primarily consisted of capital expenditures, partially offset by proceeds from sale-leaseback transactions.

Net cash used in investing activities during the twenty-six weeks ended July 1, 2018 primarily consisted of capital expenditures, partially offset by proceeds from the disposal of property, fixtures and equipment and proceeds from sale-leaseback transactions.

Financing activities - Net cash used in financing activities during the twenty-six weeks ended June 30, 2019 was primarily due to the following: (i) the repurchase of common stock, (ii) payment of cash dividends on our common stock, (iii) the repayment of long-term debt and (iv) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by drawdowns on our revolving credit facility, net of repayments.

Net cash used in financing activities during the twenty-six weeks ended July 1, 2018 was primarily attributable to the following: (i) the repurchase of common stock, (ii) payment of cash dividends on our common stock, (iii) the repayment of long-term debt and (iv) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by proceeds from the exercise of stock options and drawdowns on our revolving credit facility, net of repayments.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit):

(dollars in thousands)	JUNE 30, 2019	DECEMBER 30, 2018
Current assets	$233,899	$335,483
Current liabilities	786,584	791,039
Working capital (deficit) (1)	$(552,685)	$(455,556)
_________________

(1)
During the twenty-six weeks ended June 30, 2019 net working capital (deficit) was negatively impacted by the recognition of approximately $170 million of current lease liabilities as a result of the adoption of ASU No. 2016-02.

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $237.3 million and $342.7 million as of June 30, 2019 and December 30, 2018, respectively, and (ii) current operating lease liabilities of $171.3 million as of June 30, 2019, with the corresponding operating right-of-use assets recorded as non-current on the Company’s Consolidated Balance Sheet. We have, and in the future may continue to have, negative working capital

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $57.8 million and $69.6 million as of June 30, 2019 and December 30, 2018, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation was $13.9 million as of June 30, 2019.

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

DIVIDENDS AND SHARE REPURCHASES

Dividends - In July 2019, the Board declared a quarterly cash dividend of $0.10 per share, payable on August 21, 2019. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that the Board considers relevant.

Share Repurchases - On February 12, 2019, our Board canceled the remaining $36.0 million of authorization under the 2018 Share Repurchase Program and approved a new $150.0 million authorization. The 2019 Share Repurchase Program will expire on August 12, 2020. As of June 30, 2019, we had $43.0 million remaining available for repurchase under the 2019 Share Repurchase Program.

Following is a summary of our dividends and share repurchases from fiscal year 2015 through June 30, 2019:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES (1)	TOTAL
Fiscal year 2015	$29,332	$169,999	$199,331
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2018	33,312	113,967	147,279
First fiscal quarter 2019	9,140	—	9,140
Second fiscal quarter 2019	9,227	106,992	116,219
Total	$143,378	$973,581	$1,116,959
________________

(1)	Excludes share repurchases for the settlement of taxes related to equity awards of $180, $447, and $770 for fiscal years 2017, 2016 and 2015, respectively.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the twenty-six weeks ended June 30, 2019 and, that are applicable to us and likely to have material effect on our consolidated financial statements,

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposure to foreign currency exchange risk is primarily related to fluctuations in the Brazilian Real relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than Brazil. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. For the twenty-six weeks ended June 30, 2019, a 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net income for our consolidated foreign entities by $24.0 million and $1.7 million, respectively. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the second quarter of 2019 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended June 30, 2019:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
April 1, 2019 through April 28, 2019	—	$—	—	$150,000,000
April 29, 2019 through May 26, 2019	1,956,844	$20.41	1,956,844	$110,065,788
May 27, 2019 through June 30, 2019	3,512,443	$19.09	3,512,443	$43,008,008
Total	5,469,287		5,469,287
____________________

(1)
On February 12, 2019, the Board of Directors authorized the repurchase of $150.0 million of our outstanding common stock as announced in our press release issued on February 14, 2019 (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program will expire on August 12, 2020.

Item 5. Other Information

As reported by the Company in its Current Report on Form 8-K dated April 30, 2019, Joseph J. Kadow resigned as Executive Vice President and Chief Legal Officer of the Company effective July 15, 2019. On July 31, 2019, the Company’s affiliate, OSI Restaurant Partners, LLC, entered into a separation agreement with Mr. Kadow (the “Separation Agreement”) specifying the terms of Mr. Kadow’s separation from service with the Company effective July 15, 2019. Under the Separation Agreement, Mr. Kadow agreed to certain confidentiality, non-disparagement, non-solicitation and non-competition covenants. The Company agreed to pay Mr. Kadow combined lump sum payments of $973,291, less certain deductions. In addition, the Separation Agreement modifies the exercise window for 57,632 vested stock options to permit exercise within one year (extended from 90 days) from Mr. Kadow’s separation date.

The foregoing summary of the Separation Agreement is qualified in its entirety by reference to the Separation Agreement, which is filed herewith as Exhibit 10.5.

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Second Amended and Restated Employment Agreement, effective April 1, 2019, by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	March 31, 2019 Form 10-Q, Exhibit 10.2

10.2*	Amended and Restated Officer Employment Agreement, effective April 1, 2019, by and between David J. Deno and Bloomin’ Brands, Inc.	March 31, 2019 Form 10-Q, Exhibit 10.3

10.3*	Employment Offer Letter Agreement, dated as of April 29, 2019, between Michael Stutts and Bloomin’ Brands, Inc.	Filed herewith

10.4*	Employment Offer Letter Agreement, dated as of May 1, 2019, between Kelly Lefferts and Bloomin’ Brands, Inc.	Filed herewith

10.5*	Separation Agreement, dated as of July 31, 2019, by and between Joseph J. Kadow and OSI Restaurant Partners, LLC	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	August 2, 2019	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Christopher Meyer
Christopher Meyer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]