Form 10-Q
period 2019-09-29
Bloomin' Brands, Inc.
filed 2019-11-07
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 29, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 4, 2019, 86,865,175 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 29, 2019
(Unaudited)

	PART I — FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Financial Statements:

	Consolidated Balance Sheets — September 29, 2019 and December 30, 2018	3

	Consolidated Statements of Operations and Comprehensive (Loss) Income — For the Thirteen and Thirty-Nine Weeks Ended September 29, 2019 and September 30, 2018	4

	Consolidated Statements of Changes in Stockholders’ Equity — For the Thirteen and Thirty-Nine Weeks Ended September 29, 2019 and September 30, 2018	5

	Condensed Consolidated Statements of Cash Flows — For the Thirty-Nine Weeks Ended September 29, 2019 and September 30, 2018	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.	Exhibits	48

	Signature	50

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 29, 2019	DECEMBER 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$51,408	$71,823
Inventories	73,378	72,812
Other current assets, net	86,797	190,848
Total current assets	211,583	335,483
Property, fixtures and equipment, net	1,050,002	1,115,929
Operating lease right-of-use assets	1,262,449	—
Goodwill	290,042	295,427
Intangible assets, net	473,043	503,972
Deferred income tax assets, net	66,626	92,990
Other assets, net	115,202	120,973
Total assets	$3,468,947	$2,464,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$160,029	$174,488
Accrued and other current liabilities	387,017	246,653
Unearned revenue	217,211	342,708
Current portion of long-term debt	26,548	27,190
Total current liabilities	790,805	791,039
Non-current operating lease liabilities	1,273,904	—
Deferred rent	—	167,027
Deferred income tax liabilities	14,835	14,790
Long-term debt, net	1,093,391	1,067,585
Long-term portion of deferred gain on sale-leaseback transactions, net	—	177,983
Other long-term liabilities, net	144,438	191,533
Total liabilities	3,317,373	2,409,957
Commitments and contingencies (Note 16)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of September 29, 2019 and December 30, 2018	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 86,856,165 and 91,271,825 shares issued and outstanding as of September 29, 2019 and December 30, 2018, respectively	869	913
Additional paid-in capital	1,095,382	1,107,582
Accumulated deficit	(783,093)	(920,010)
Accumulated other comprehensive loss	(168,875)	(142,755)
Total Bloomin’ Brands stockholders’ equity	144,283	45,730
Noncontrolling interests	7,291	9,087
Total stockholders’ equity	151,574	54,817
Total liabilities and stockholders’ equity	$3,468,947	$2,464,774

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Revenues
Restaurant sales	$951,816	$949,400	$3,069,145	$3,063,887
Franchise and other revenues	15,328	15,621	48,060	49,413
Total revenues	967,144	965,021	3,117,205	3,113,300
Costs and expenses
Cost of sales	300,375	307,493	965,165	982,415
Labor and other related	288,552	289,023	908,780	902,006
Other restaurant operating	240,372	233,744	732,121	725,468
Depreciation and amortization	47,926	50,571	147,196	151,473
General and administrative	66,570	67,691	209,114	212,516
Provision for impaired assets and restaurant closings	1,391	3,962	6,917	15,590
Total costs and expenses	945,186	952,484	2,969,293	2,989,468
Income from operations	21,958	12,537	147,912	123,832
Other income (expense), net	11	(1)	(145)	(6)
Interest expense, net	(13,256)	(11,600)	(36,885)	(33,229)
Income before (benefit) provision for income taxes	8,713	936	110,882	90,597
(Benefit) provision for income taxes	(660)	(3,317)	6,051	(6,516)
Net income	9,373	4,253	104,831	97,113
Less: net income attributable to noncontrolling interests	125	181	2,262	922
Net income attributable to Bloomin’ Brands	$9,248	$4,072	$102,569	$96,191

Net income	$9,373	$4,253	$104,831	$97,113
Other comprehensive (loss) income:
Foreign currency translation adjustment	(10,133)	(16,349)	(12,854)	(45,044)
Unrealized (loss) gain on derivatives, net of tax	(2,036)	37	(13,656)	1,221
Reclassification of adjustment for loss (gain) on derivatives included in Net income, net of tax	812	(51)	578	328
Comprehensive (loss) income	(1,984)	(12,110)	78,899	53,618
Less: comprehensive income attributable to noncontrolling interests	297	423	2,450	1,504
Comprehensive (loss) income attributable to Bloomin’ Brands	$(2,281)	$(12,533)	$76,449	$52,114

Earnings per share:
Basic	$0.11	$0.04	$1.15	$1.04
Diluted	$0.11	$0.04	$1.14	$1.02
Weighted average common shares outstanding:
Basic	86,843	92,202	89,484	92,197
Diluted	87,305	93,324	90,306	94,489

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, June 30, 2019	86,827	$868	$1,099,598	$(792,341)	$(157,346)	$7,814	$158,593
Net income	—	—	—	9,248	—	125	9,373
Other comprehensive (loss) income, net of tax	—	—	—	—	(11,529)	172	(11,357)
Cash dividends declared, $0.10 per common share	—	—	(8,674)	—	—	—	(8,674)
Stock-based compensation	—	—	4,613	—	—	—	4,613
Common stock issued under stock plans (1)	29	1	(155)	—	—	—	(154)
Distributions to noncontrolling interests	—	—	—	—	—	(1,221)	(1,221)
Contributions from noncontrolling interests	—	—	—	—	—	401	401
Balance, September 29, 2019	86,856	$869	$1,095,382	$(783,093)	$(168,875)	$7,291	$151,574

Balance, December 30, 2018	91,272	$913	$1,107,582	$(920,010)	$(142,755)	$9,087	$54,817
Cumulative-effect from a change in accounting principle, net of tax	—	—	—	141,285	—	—	141,285
Net income	—	—	—	102,569	—	2,262	104,831
Other comprehensive (loss) income, net of tax	—	—	—	—	(26,154)	222	(25,932)
Cash dividends declared, $0.30 per common share	—	—	(27,041)	—	—	—	(27,041)
Repurchase and retirement of common stock	(5,469)	(55)	—	(106,937)	—	—	(106,992)
Stock-based compensation	—	—	13,743	—	—	—	13,743
Common stock issued under stock plans (1)	1,053	11	1,255	—	—	—	1,266
Purchase of noncontrolling interests	—	—	(157)	—	34	82	(41)
Distributions to noncontrolling interests	—	—	—	—	—	(5,228)	(5,228)
Contributions from noncontrolling interests	—	—	—	—	—	866	866
Balance, September 29, 2019	86,856	$869	$1,095,382	$(783,093)	$(168,875)	$7,291	$151,574

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, July 1, 2018	92,437	$924	$1,109,015	$(902,038)	$(126,672)	$10,241	$91,470
Net income	—	—	—	4,072	—	188	4,260
Other comprehensive (loss) income, net of tax	—	—	—	—	(16,604)	241	(16,363)
Cash dividends declared, $0.09 per common share	—	—	(8,344)	—	—	—	(8,344)
Repurchase and retirement of common stock	(967)	(9)	—	(17,959)	—	—	(17,968)
Stock-based compensation	—	—	5,300	—	—	—	5,300
Common stock issued under stock plans (1)	384	4	2,672	—	—	—	2,676
Change in the redemption value of redeemable interests	—	—	(7)	—	—	—	(7)
Distributions to noncontrolling interests	—	—	—	—	—	(1,133)	(1,133)
Contributions from noncontrolling interests	—	—	—	—	—	251	251
Balance, September 30, 2018	91,854	$919	$1,108,636	$(915,925)	$(143,276)	$9,788	$60,142

Balance, December 31, 2017	91,913	$919	$1,081,813	$(913,191)	$(99,199)	$10,889	$81,231
Net income	—	—	—	96,191	—	1,251	97,442
Other comprehensive (loss) income, net of tax	—	—	—	—	(44,077)	582	(43,495)
Cash dividends declared, $0.27 per common share	—	—	(25,078)	—	—	—	(25,078)
Repurchase and retirement of common stock	(4,371)	(43)	—	(98,925)	—	—	(98,968)
Stock-based compensation	—		16,478	—	—	—	16,478
Common stock issued under stock plans (1)	4,312	43	35,752	—	—	—	35,795
Change in the redemption value of redeemable interests	—	—	(329)	—	—	—	(329)
Distributions to noncontrolling interests	—	—	—	—	—	(4,505)	(4,505)
Contributions from noncontrolling interests	—	—	—	—	—	1,571	1,571
Balance, September 30, 2018	91,854	$919	$1,108,636	$(915,925)	$(143,276)	$9,788	$60,142
________________

(1)	Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Cash flows provided by operating activities:
Net income	$104,831	$97,113
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	147,196	151,473
Amortization of deferred discounts and issuance costs	1,891	1,930
Amortization of deferred gift card sales commissions	18,927	20,151
Provision for impaired assets and restaurant closings	6,917	15,590
Non-cash operating lease costs	54,815	—
Stock-based and other non-cash compensation expense	18,752	19,692
Deferred income tax benefit	(1,982)	(1,318)
Loss on sale of a business or subsidiary	206	—
Recognition of deferred gain on sale-leaseback transactions	—	(9,237)
Gain on disposal of property, fixtures and equipment	(3,217)	(814)
Other, net	(6,818)	2,991
Change in assets and liabilities	(160,592)	(142,375)
Net cash provided by operating activities	180,926	155,196
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	16,418	10,453
Proceeds from sale-leaseback transactions, net	3,052	11,332
Capital expenditures	(117,478)	(146,288)
Other investments, net	4,298	200
Net cash used in investing activities	$(93,710)	$(124,303)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net	$—	$1,637
Repayments of long-term debt	(20,646)	(20,164)
Proceeds from borrowings on revolving credit facilities, net	533,300	378,529
Repayments of borrowings on revolving credit facilities	(469,000)	(329,700)
Proceeds from the exercise of share-based compensation, net	1,266	35,795
Distributions to noncontrolling interests	(5,228)	(4,505)
Contributions from noncontrolling interests	866	1,571
Purchase of limited partnership and noncontrolling interests	(41)	(1,619)
Repayments of partner deposits and accrued partner obligations	(12,928)	(14,458)
Repurchase of common stock	(106,992)	(98,968)
Cash dividends paid on common stock	(27,041)	(25,078)
Net cash used in financing activities	(106,444)	(76,960)
Effect of exchange rate changes on cash and cash equivalents	(1,187)	(4,861)
Net decrease in cash, cash equivalents and restricted cash	(20,415)	(50,928)
Cash, cash equivalents and restricted cash as of the beginning of the period	71,823	129,543
Cash, cash equivalents and restricted cash as of the end of the period	$51,408	$78,615
Supplemental disclosures of cash flow information:
Cash paid for interest	$35,855	$31,376
Cash paid for income taxes, net of refunds	20,025	9,696
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$43,101	$—
Leased assets obtained in exchange for new finance lease liabilities	200	—
Increase in liabilities from the acquisition of property, fixtures and equipment or capital leases	2,655	5,075

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Other restaurant operating expense increased during the thirteen and thirty-nine weeks ended September 29, 2019 from the adoption of ASU No. 2016-02 since the Company no longer recognizes the benefit of deferred gains on sale-leaseback transactions through its statements of operations over the corresponding lease term. During the thirteen and thirty-nine weeks ended September 30, 2018, the Company recognized $3.1 million and $9.2 million, respectively, of sale-leaseback deferred gain amortization.

As a result of adoption of ASU No. 2016-02, the Company recorded reclassification adjustments to certain balances that were recorded under Accounting Standards Codification Topic 840, “Leases” (“ASC 840”) on its Consolidated Balance Sheet as of December 30, 2018. The following table summarizes accounts with material reclassification adjustments which impacted Operating lease right-of-use assets as a part of the adoption of ASU No. 2016-02:

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

Recently Issued Financial Accounting Standards Not Yet Adopted - In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU No. 2016-13”), which requires measurement and recognition of losses for financial instruments under the current expected credit loss model (“CECL model”) versus incurred losses under current guidance. ASU No. 2016-13 and its related amendments (“the new credit loss standard”) is effective for the Company in the first quarter of 2020, with early adoption permitted. The Company is developing measurement processes and related controls to ensure compliance with the new credit loss standard. The allowance for credit losses is expected to increase under the CECL model, however, evaluation of the impact of adopting the new credit loss standard on the Company’s Consolidated Financial Statements is still ongoing.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (“ASU No. 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU No. 2018-15 is effective for the Company in the first quarter of 2020, and early adoption is permitted. The Company expects its evaluation of ASU No. 2018-15 to be completed during the fourth quarter of 2019. At this time, the adoption of ASU No. 2018-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

2.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Revenues
Restaurant sales	$951,816	$949,400	$3,069,145	$3,063,887
Franchise and other revenues
Franchise revenue	$12,426	$12,534	$38,980	$39,883
Other revenue	2,902	3,087	9,080	9,530
Total Franchise and other revenues	$15,328	$15,621	$48,060	$49,413
Total revenues	$967,144	$965,021	$3,117,205	$3,113,300

The following tables include the disaggregation of Restaurant sales and Franchise revenue, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 29, 2019		SEPTEMBER 30, 2018
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse	$499,903	$9,143	$498,390	$9,583
Carrabba’s Italian Grill (1)	137,912	592	148,513	154
Bonefish Grill	132,267	186	135,691	218
Fleming’s Prime Steakhouse & Wine Bar	64,542	—	64,652	—
Other	1,129	—	1,591	—
U.S. Total	$835,753	$9,921	$848,837	$9,955
International
Outback Steakhouse Brazil	$94,430	$—	$81,193	$—
Other	21,633	2,505	19,370	2,579
International Total	$116,063	$2,505	$100,563	$2,579
Total	$951,816	$12,426	$949,400	$12,534
________________
(1)In March 2019, the Company sold 18 Carrabba’s Italian Grill locations, which are now operated as franchises.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2019		SEPTEMBER 30, 2018
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse	$1,613,723	$29,330	$1,591,588	$30,814
Carrabba’s Italian Grill (1)	461,387	1,389	485,894	458
Bonefish Grill	436,766	596	441,594	691
Fleming’s Prime Steakhouse & Wine Bar	221,965	—	218,954	—
Other	3,341	—	4,088	—
U.S. Total	$2,737,182	$31,315	$2,742,118	$31,963
International
Outback Steakhouse Brazil	$267,980	$—	$264,125	$—
Other	63,983	7,665	57,644	7,920
International Total	$331,963	$7,665	$321,769	$7,920
Total	$3,069,145	$38,980	$3,063,887	$39,883
________________
(1)In March 2019, the Company sold 18 Carrabba’s Italian Grill locations, which are now operated as franchises.

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	SEPTEMBER 29, 2019	DECEMBER 30, 2018
Other current assets, net
Deferred gift card sales commissions	$9,111	$16,431

Unearned revenue
Deferred gift card revenue	$207,059	$333,794
Deferred loyalty revenue	9,670	8,424
Deferred franchise fees - current	482	490
Total Unearned revenue	$217,211	$342,708

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,657	$4,531

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Balance, beginning of period	$10,488	$9,175	$16,431	$16,231
Deferred gift card sales commissions amortization	(4,838)	(4,932)	(18,927)	(20,151)
Deferred gift card sales commissions capitalization	3,886	4,029	13,118	13,287
Other	(425)	(362)	(1,511)	(1,457)
Balance, end of period	$9,111	$7,910	$9,111	$7,910

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Balance, beginning of period	$227,372	$213,286	$333,794	$323,628
Gift card sales	52,059	54,477	183,189	189,599
Gift card redemptions	(68,880)	(71,146)	(295,281)	(304,198)
Gift card breakage	(3,492)	(3,334)	(14,643)	(15,746)
Balance, end of period	$207,059	$193,283	$207,059	$193,283

3.    Disposals

Refranchising - During the thirteen weeks ended March 31, 2019, the Company completed the sale of 18 of its existing U.S. Company-owned Carrabba’s Italian Grill locations to an existing franchisee (the “Buyer”) for cash proceeds of $3.6 million, net of certain purchase price adjustments.

The Company remains contingently liable on certain real estate lease agreements assigned to the Buyer. See Note 16 - Commitments and Contingencies for additional details regarding lease guarantees.

Surplus Property Disposals - During the thirteen weeks ended September 29, 2019, the Company completed the sale of five of its U.S. surplus properties for cash proceeds of $12.7 million, net of certain purchase price adjustments. The transaction resulted in a net gain of $3.6 million, recorded within Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

4.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Impairment losses
U.S.	$1,548	$1,330	$5,177	$1,725
International	—	—	1,785	6,597
Total impairment losses	$1,548	$1,330	$6,962	$8,322
Restaurant closure expenses
U.S.	$(196)	$2,650	$(101)	$3,672
International	39	(18)	56	3,596
Total restaurant closure expenses	$(157)	$2,632	$(45)	$7,268
Provision for impaired assets and restaurant closings	$1,391	$3,962	$6,917	$15,590

International Restructuring - During the thirty-nine weeks ended September 29, 2019 and September 30, 2018, the Company recognized asset impairment and closure charges of $1.8 million and $9.1 million, respectively, related to the restructuring of certain international markets, including Puerto Rico and China.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Accrued Facility Closure and Other Costs Rollforward - The following table summarizes the Company’s accrual activity related to facility closure and other costs, associated with certain closure initiatives, for the period indicated:

THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019
Balance, beginning of the period	$18,094
Additions (1)	1,288
Cash payments	(4,577)
Accretion	965
Adjustments	(556)
Balance, end of the period (2)	$15,214
________________

(1)	Includes closure initiative related lease liabilities recognized as a result of the adoption of ASU No. 2016-02.

(2)
As of September 29, 2019, the Company had exit-related accruals related to certain closure initiatives of $3.1 million recorded in Accrued and other current liabilities and $12.1 million recorded in Non-current operating lease liabilities on its Consolidated Balance Sheet.

Annual Goodwill and Intangible Asset Impairment Assessment - The Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during the second fiscal quarters of 2019 and 2018. The Company’s 2019 assessment utilized a qualitative assessment and its 2018 assessment utilized a quantitative approach. In connection with these assessments, the Company did not record any impairment charges.

5.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Net income attributable to Bloomin’ Brands	$9,248	$4,072	$102,569	$96,191

Basic weighted average common shares outstanding	86,843	92,202	89,484	92,197

Effect of diluted securities:
Stock options	272	799	541	1,870
Nonvested restricted stock units	190	323	249	409
Nonvested performance-based share units	—	—	32	13
Diluted weighted average common shares outstanding	87,305	93,324	90,306	94,489

Basic earnings per share	$0.11	$0.04	$1.15	$1.04
Diluted earnings per share	$0.11	$0.04	$1.14	$1.02

Securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(shares in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Stock options	5,408	3,802	4,336	2,628
Nonvested restricted stock units	209	259	210	129
Nonvested performance-based share units	337	214	309	191

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

6.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Stock options	$1,316	$1,533	$3,888	$5,059
Restricted stock units	2,389	2,323	6,548	7,110
Performance-based share units	848	1,309	3,105	3,779
	$4,553	$5,165	$13,541	$15,948

During the thirty-nine weeks ended September 29, 2019, the Company made grants of 1.2 million stock options, 0.6 million time-based restricted stock units and 0.2 million performance-based share units.

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows for the periods indicated:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Assumptions:
Weighted-average risk-free interest rate (1)	2.34%	2.66%
Dividend yield (2)	1.94%	1.50%
Expected term (3)	4.8 years	5.8 years
Weighted-average volatility (4)	31.05%	32.76%

Weighted-average grant date fair value per option	$5.07	$7.23
________________

(1)	Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)	Expected term represents the period of time that the options are expected to be outstanding. The Company estimates the expected term based on historical exercise experience for its stock options.

(4)	Based on the historical volatility of the Company’s stock.

Restricted stock units granted prior to 2019 generally vest over a period of four years and restricted stock units granted after 2018 generally vest over a period of three years, in an equal number of shares each year.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of September 29, 2019:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$9,115	2.1
Restricted stock units	$16,848	2.2
Performance-based share units	$7,003	1.4

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

7.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 29, 2019	DECEMBER 30, 2018
Prepaid expenses	$23,446	$38,117
Accounts receivable - gift cards, net	9,577	91,242
Accounts receivable - vendors, net	12,891	10,029
Accounts receivable - franchisees, net	2,327	1,303
Accounts receivable - other, net	20,063	19,688
Deferred gift card sales commissions	9,111	16,431
Assets held for sale	6,400	5,143
Other current assets, net	2,982	8,895
	$86,797	$190,848

8.    Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 29, 2019	DECEMBER 30, 2018
Accrued rent and current operating lease liabilities	$173,146	$2,850
Accrued payroll and other compensation	95,366	101,249
Accrued insurance	22,189	22,055
Other current liabilities	96,316	120,499
	$387,017	$246,653

9.    Long-term Debt, Net

Following is a summary of outstanding long-term debt, as of the periods indicated:

	SEPTEMBER 29, 2019		DECEMBER 30, 2018
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$456,250	3.80%	$475,000	4.14%
Revolving credit facility (1)	663,800	3.79%	599,500	4.17%
Total Senior Secured Credit Facility	$1,120,050		$1,074,500
Finance lease liabilities	2,702		3,297
Financing obligations	—		19,562	7.58% to 7.82%
Other	50	2.18%	918	0.00% to 2.18%
Less: unamortized debt discount and issuance costs	(2,863)		(3,502)
Total debt, net	$1,119,939		$1,094,775
Less: current portion of long-term debt	(26,548)		(27,190)
Long-term debt, net	$1,093,391		$1,067,585
________________

(1)	Interest rate represents the weighted-average interest rate for the respective periods.

Debt Covenants - As of September 29, 2019 and December 30, 2018, the Company was in compliance with its debt covenants.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

10.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following, as of the periods indicated:

(dollars in thousands)	SEPTEMBER 29, 2019	DECEMBER 30, 2018
Accrued insurance liability	$34,028	$33,771
Unfavorable leases (1)	—	32,120
Chef and Restaurant Managing Partner deferred compensation obligations and deposits	51,604	64,766
Other long-term liabilities	58,806	60,876
	$144,438	$191,533

_______________

(1)	Net of accumulated amortization of $36.2 million as of December 30, 2018.

11.	Stockholders’ Equity

Share Repurchases - On February 12, 2019, the Company’s Board of Directors (the “Board”) canceled the remaining $36.0 million of authorization under the 2018 Share Repurchase Program and approved a new $150.0 million authorization (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program will expire on August 12, 2020. As of September 29, 2019, $43.0 million remained available for repurchase under the 2019 Share Repurchase Program. Following is a summary of the shares repurchased under the Company’s share repurchase program during fiscal year 2019:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
Second fiscal quarter	5,469	$19.56	$106,992

Dividends - The Company declared and paid dividends per share during fiscal year 2019 as follows:

(in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.10	$9,140
Second fiscal quarter	0.10	9,227
Third fiscal quarter	0.10	8,674
Total cash dividends declared and paid	$0.30	$27,041

In October 2019, the Board declared a quarterly cash dividend of $0.10 per share, payable on November 27, 2019, to shareholders of record at the close of business on November 18, 2019.

Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	SEPTEMBER 29, 2019	DECEMBER 30, 2018
Foreign currency translation adjustment	$(148,191)	$(135,149)
Unrealized loss on derivatives, net of tax	(20,684)	(7,606)
Accumulated other comprehensive loss	$(168,875)	$(142,755)

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following are the components of Other comprehensive loss attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Foreign currency translation adjustment	$(10,305)	$(16,591)	$(13,042)	$(45,626)

Unrealized (loss) gain on derivatives, net of tax (1)	$(2,036)	$38	$(13,656)	$1,221
Reclassification of adjustments for loss (gain) on derivatives included in Net income, net of tax (2)	812	(51)	578	328
Total unrealized (loss) gain on derivatives, net of tax	$(1,224)	$(13)	$(13,078)	$1,549
Other comprehensive loss attributable to Bloomin’ Brands	$(11,529)	$(16,604)	$(26,120)	$(44,077)
________________

(1)
Unrealized (loss) gain on derivatives is net of tax of $(0.7) million for the thirteen weeks ended September 29, 2019 and $(4.7) million and $0.4 million for the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively.

(2)	Reclassifications of adjustments for loss (gain) on derivatives are net of tax. See Note 12 - Derivative Instruments and Hedging Activities for the tax impact of reclassifications.

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

The Company’s swap agreements have been designated and qualify as cash flow hedges, are recognized on its Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $7.7 million will be reclassified to interest expense over the next 12 months. The following table presents the fair value and classification of the Company’s swap agreements, as of the periods indicated:

(dollars in thousands)	SEPTEMBER 29, 2019	DECEMBER 30, 2018	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - asset (1)	$—	$765	Other current assets, net

Interest rate swaps - liability	$6,860	$1,393	Accrued and other current liabilities
Interest rate swaps - liability	21,116	9,723	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$27,976	$11,116
____________________

(1)	See Note 14 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the swap agreements on Net income for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Interest rate swap (expense) benefit recognized in Interest expense, net	$(1,095)	$68	$(779)	$(442)
Income tax benefit (expense) recognized in (Benefit) provision for income taxes	283	(17)	201	114
Total effects of the interest rate swaps on Net income	$(812)	$51	$(578)	$(328)

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 29, 2019, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of September 29, 2019 and December 30, 2018, the fair value of the Company’s interest rate swaps was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $28.6 million and $10.5 million, respectively. As of September 29, 2019 and December 30, 2018, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 29, 2019 and December 30, 2018, it could have been required to settle its obligations under the agreements at their termination value of $28.6 million and $10.5 million, respectively.

13.    Leases

The Company’s determination of whether an arrangement contains a lease is based on an evaluation of whether the arrangement conveys the right to use and control specific property or equipment. The Company leases restaurant and office facilities and certain equipment under operating leases primarily having initial terms expiring between one and 20 years. Restaurant facility leases generally have renewal periods totaling five to 20 years, exercisable at the option of the Company. Contingent rentals represent payment of variable lease obligations based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement for certain restaurant facility leases. The Company also has certain leases, which reset periodically based on a specified index. Such leases are recorded using the index that existed at lease commencement. Subsequent changes in the index are recorded as variable rental payments. Variable rental payments are expensed as incurred in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income and future variable rent obligations are not included within the lease liabilities on its Consolidated Balance Sheet. The depreciable life of lease assets and leasehold improvements are limited by the expected lease term. None of the Company’s leases contain any material residual value guarantees or material restrictive covenants.

For restaurant facility leases executed subsequent to the adoption of ASU No. 2016-02, the Company accounts for fixed lease and non-lease components as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to account for the lease assets and liabilities. Leases with an initial term of 12 months or less are not recorded on its Consolidated Balance Sheet, they are recognized on a straight-line basis over the lease term within Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheet as of the period indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	SEPTEMBER 29, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,262,449
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	2,419
Total lease assets, net		$1,264,868

Current operating lease liabilities (2)	Accrued and other current liabilities	$170,849
Current finance lease liabilities	Current portion of long-term debt	1,498
Non-current operating lease liabilities	Non-current operating lease liabilities	1,273,904
Non-current finance lease liabilities	Long-term debt, net	1,204
Total lease liabilities		$1,447,455
________________

(1)	Net of accumulated amortization of $1.0 million.

(2)	Excludes accrued contingent percentage rent.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	CONSOLIDATED INCOME STATEMENT CLASSIFICATION	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
(dollars in thousands)		SEPTEMBER 29, 2019	SEPTEMBER 29, 2019
Operating leases (1)	Other restaurant operating	$45,948	$136,260
Variable lease cost	Other restaurant operating	933	2,498
Finance leases
Amortization of leased assets	Depreciation and amortization	365	1,049
Interest on lease liabilities	Interest expense, net	64	209
Sublease revenue (2)	Franchise and other revenues	(1,747)	(4,853)
Lease costs, net (3)		$45,563	$135,163
________________

(1)
Excludes rent expense for office facilities and Company-owned closed or subleased properties for the thirteen and thirty-nine weeks ended September 29, 2019 of $3.8 million and $11.0 million, respectively, which is included in General and administrative expense and certain supply chain related rent expense of $0.3 million and $0.9 million, respectively, which is included in Cost of sales.

(2)	Excludes rental income from Company-owned properties for the thirteen and thirty-nine weeks ended September 29, 2019 of $0.4 million and $1.8 million, respectively.

(3)
During the thirteen and thirty-nine weeks ended September 30, 2018, the Company recorded rent expense of $45.8 million and $138.8 million, respectively, including variable rent expense of $1.1 million and $3.4 million, respectively, and sublease revenue of $1.6 million and $4.7 million, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

As of September 29, 2019, future minimum lease payments and sublease revenues under non-cancelable leases are as follows:

(dollars in thousands)	OPERATING LEASES	FINANCE LEASES	SUBLEASE REVENUES
Year 1 (1)	$178,221	$1,558	$(6,126)
Year 2	191,533	1,051	(6,239)
Year 3	186,926	331	(6,039)
Year 4	183,602	4	(5,980)
Year 5	177,890	4	(5,871)
Thereafter	1,729,022	2	(64,988)
Total minimum lease payments (receipts) (2)	$2,647,194	$2,950	$(95,243)
Less: Interest	(1,202,441)	(248)
Present value of future lease payments	$1,444,753	$2,702
____________________

(1)	Net of operating lease prepaid rent of $14.7 million.

(2)	Includes $1.0 billion related to options to extend operating lease terms and excludes $116.3 million of signed operating leases that have not yet commenced.

The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company’s leases as of the period indicated:

SEPTEMBER 29, 2019
Weighted-average remaining lease term (1):
Operating leases	14.6 years
Finance leases	2.1 years
Weighted-average discount rate (2):
Operating leases	8.56%
Finance leases	9.07%
____________________

(1)	Includes lease renewal options that are reasonably certain of exercise.

(2)	Based on the Company’s incremental borrowing rate at lease commencement.

The following table is a summary of other impacts to the Company’s Consolidated Financial Statements related to its leases for the period indicated:

THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$143,630

Properties Leased to Third Parties - The Company leases certain owned land and buildings to third parties, generally related to closed or refranchised restaurants. The following table is a summary of assets leased to third parties as of the period indicated:

(dollars in thousands)	SEPTEMBER 29, 2019
Land	$10,585

Buildings and building improvements	$12,823
Less: accumulated depreciation	(6,239)
Buildings and building improvements, net	$6,584

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	SEPTEMBER 29, 2019			DECEMBER 30, 2018
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$1,521	$1,521	$—	$627	$627	$—
Money market funds	8,617	8,617	—	17,827	17,827	—
Other current assets, net:
Derivative instruments - interest rate swaps	—	—	—	765	—	765
Total asset recurring fair value measurements	$10,138	$10,138	$—	$19,219	$18,454	$765

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$6,860	$—	$6,860	$1,393	$—	$1,393
Other long-term liabilities:
Derivative instruments - interest rate swaps	21,116	—	21,116	9,723	—	9,723
Total liability recurring fair value measurements	$27,976	$—	$27,976	$11,116	$—	$11,116

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of September 29, 2019 and December 30, 2018, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

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

	THIRTEEN WEEKS ENDED
	SEPTEMBER 29, 2019		SEPTEMBER 30, 2018
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE (1)	TOTAL IMPAIRMENT
Assets held for sale (1)	$900	$100	$2,030	$61
Operating lease right-of-use assets (2)	293	622	—	—
Property, fixtures and equipment (2)	395	826	1,995	1,269
	$1,588	$1,548	$4,025	$1,330

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2019		SEPTEMBER 30, 2018
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE (1)	TOTAL IMPAIRMENT
Assets held for sale (1)	$2,049	$315	$2,080	$111
Operating lease right-of-use assets (2)	2,649	2,988	—	—
Property, fixtures and equipment (2)	1,351	3,659	3,375	8,211
	$6,049	$6,962	$5,455	$8,322

____________________

(1)	Carrying value after impairment approximates fair value with all assets measured using third-party market appraisals or executed sales contracts (Level 2).

(2)
Carrying value after impairment approximates fair value. Carrying values for Operating lease right-of-use assets and Property, fixtures and equipment measured using Level 3 inputs to estimate fair value totaled $0.3 million and $0.4 million, respectively, during the thirteen weeks ended September 29, 2019 and $2.4 million and $1.3 million, respectively, during the thirty-nine weeks ended September 29, 2019. Level 2 inputs were used to estimate the fair value for all other assets measured in the periods presented. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value.

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported on its Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	SEPTEMBER 29, 2019		DECEMBER 30, 2018
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior Secured Credit Facility:
Term loan A	$456,250	$456,250	$475,000	$464,906
Revolving credit facility	$663,800	$663,800	$599,500	$590,508

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

15.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
(Benefit) provision for income taxes	$(660)	$(3,317)	$6,051	$(6,516)
Effective income tax rate	(7.6)%	(NM)	5.5%	(7.2)%

________________
NM    Not meaningful.

The decrease in the benefit for income taxes for the thirteen weeks ended September 29, 2019 as compared to the thirteen weeks ended September 30, 2018 was primarily due to favorable discrete items recorded in the thirteen weeks ended September 30, 2018 and an increase in pre-tax book income in 2019 relative to 2018.

The effective income tax rate for the thirty-nine weeks ended September 29, 2019 increased by 12.7 percentage points as compared to the thirty-nine weeks ended September 30, 2018. The increase was primarily due to favorable discrete items recorded in the thirty-nine weeks ended September 30, 2018, which included excess tax benefits from equity-based compensation arrangements.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for the thirteen weeks ended September 29, 2019 was lower than the statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips and changes to the estimate of the forecasted full-year 2019 effective tax rate relative to prior quarters. The effective income tax rate for the thirty-nine weeks ended September 29, 2019 was lower than the statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips.

16.    Commitments and Contingencies

Litigation and Other Matters - The Company had $2.7 million and $2.8 million of liabilities recorded for various legal matters as of September 29, 2019 and December 30, 2018, respectively.

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

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of September 29, 2019, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $32.8 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of September 29, 2019 was approximately $24.6 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. The Company believes the financial strength and operating history of the lessees’ significantly reduces the risk that it will be required to make payments under these leases. Accordingly, no liability has been recorded.

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

The following table is a summary of Total revenue by segment, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Total revenues
U.S.	$848,444	$861,493	$2,777,170	$2,782,555
International	118,700	103,528	340,035	330,745
Total revenues	$967,144	$965,021	$3,117,205	$3,113,300

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a reconciliation of Segment income from operations to Income before (benefit) provision for income taxes, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Segment income from operations
U.S.	$50,318	$44,598	$242,167	$230,645
International	10,550	7,776	31,179	14,052
Total segment income from operations	60,868	52,374	273,346	244,697
Unallocated corporate operating expense	(38,910)	(39,837)	(125,434)	(120,865)
Total income from operations	21,958	12,537	147,912	123,832
Other income (expense), net	11	(1)	(145)	(6)
Interest expense, net	(13,256)	(11,600)	(36,885)	(33,229)
Income before (benefit) provision for income taxes	$8,713	$936	$110,882	$90,597

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Depreciation and amortization
U.S.	$36,670	$39,796	$114,372	$119,063
International	7,201	6,420	20,406	19,866
Corporate	4,055	4,355	12,418	12,544
Total depreciation and amortization	$47,926	$50,571	$147,196	$151,473

Geographic Areas — International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding operating lease right-of-use assets, goodwill, intangible assets and deferred tax assets, by major geographic area as of the periods indicated:

(dollars in thousands)	SEPTEMBER 29, 2019	DECEMBER 30, 2018
U.S.	$1,032,857	$1,107,679
International
Brazil	117,311	115,560
Other	15,036	13,663
Total assets	$1,165,204	$1,236,902

International revenues are defined as revenues generated from restaurant sales originating in a country other than the U.S. The following table details Total revenues by major geographic area, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
U.S.	$848,444	$861,493	$2,777,170	$2,782,555
International
Brazil	106,151	88,178	298,935	284,376
Other	12,549	15,350	41,100	46,369
Total revenue	$967,144	$965,021	$3,117,205	$3,113,300

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. Important factors that could cause actual results to differ materially from statements made or suggested by forward-looking statements include, but are not limited to, the following:

(i)	The outcome of our review of strategic alternatives, including the impact on our ongoing business, our stock price and our ability to successfully implement any alternatives that we pursue;

(ii)	Consumer reactions to public health and food safety issues;

(iii)	Our ability to compete in the highly competitive restaurant industry with many well-established competitors and new market entrants;

(iv)	Minimum wage increases and additional mandated employee benefits;

(v)	Economic conditions and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

(vi)	Our ability to protect our information technology systems from interruption or security breach, including cyber security threats, and to protect consumer data and personal employee information;

(vii)	Fluctuations in the price and availability of commodities;

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(viii)
Our ability to comply with governmental laws and regulations, the costs of compliance with such laws and regulations and the effects of changes to applicable laws and regulations, including tax laws and unanticipated liabilities;

(ix)	Our ability to effectively respond to changes in patterns of consumer traffic, consumer tastes and dietary habits;

(x)
Our ability to implement our remodeling, relocation and expansion plans due to uncertainty in locating and acquiring attractive sites on acceptable terms, obtaining required permits and approvals, recruiting and training necessary personnel, obtaining adequate financing and estimating the performance of newly opened, remodeled or relocated restaurants;

(xi)	The effects of international economic, political and social conditions and legal systems on our foreign operations and on foreign currency exchange rates;

(xii)	Our ability to preserve and grow the reputation and value of our brands, particularly in light of changes in consumer engagement with social media platforms;

(xiii)	Any impairment in the carrying value of our goodwill or other intangible or long-lived assets and its effect on our financial condition and results of operations;

(xiv)	Seasonal and periodic fluctuations in our results and the effects of significant adverse weather conditions and other disasters or unforeseen events;

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 29, 2019, we owned and operated 1,172 restaurants and franchised 299 restaurants across 48 states, Puerto Rico, Guam and 21 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Executive Summary

Our financial results for the thirteen weeks ended September 29, 2019 (“third quarter of 2019”) include the following:

•
An increase in Total revenues of 0.2% in the third quarter of 2019, as compared to the third quarter of 2018, primarily due to higher comparable restaurant sales in Brazil and the net impact of restaurant openings and closures, partially offset by domestic refranchising.

•
Income from operations of $22.0 million in the third quarter of 2019, as compared to $12.5 million in the third quarter of 2018, increased primarily due to: (i) higher comparable restaurant sales in Brazil, (ii) the impact of certain cost savings initiatives and (iii) gains on the sale of certain U.S. surplus properties. These increases were partially offset by: (i) commodity, operating and labor inflation, (ii) additional expense related to the rollout of delivery services and (iii) the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard.

Refranchising - During the thirteen weeks ended March 31, 2019, we completed the sale of 18 of our existing U.S. Company-owned Carrabba’s Italian Grill locations to an existing franchisee for cash proceeds of $3.6 million, net of certain purchase price adjustments. See Note 3 - Disposals of our Notes to Consolidated Financial Statements for additional details.

Surplus Property Disposals - During the thirteen weeks ended September 29, 2019, we completed the sale of five of our U.S. surplus properties for cash proceeds of $12.7 million, net of certain purchase price adjustments. The transaction resulted in a net gain of $3.6 million, recorded within Other restaurant operating expense in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

Company Exploring Strategic Alternatives

We are currently exploring and evaluating strategic alternatives that have the potential to maximize value for our shareholders, including but not limited to, a possible sale of the Company. We plan to proceed in a timely manner, but have not set a definitive timetable for completion of this process. There can be no assurance that this review will result in a transaction or other strategic alternative of any kind. The Board of Directors has retained BofA Securities, Inc. as its financial advisor.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation at the end of the periods indicated:

Number of restaurants (at end of the period):	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
U.S.
Outback Steakhouse
Company-owned	579	580
Franchised	147	153
Total	726	733
Carrabba’s Italian Grill
Company-owned (1)	204	224
Franchised (1)	21	3
Total	225	227
Bonefish Grill
Company-owned	190	191
Franchised	7	7
Total	197	198
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	69	70
Other
Company-owned	3	5
U.S. Total	1,220	1,233
International
Company-owned
Outback Steakhouse - Brazil (2)	99	92
Other	28	32
Franchised
Outback Steakhouse - South Korea	70	75
Other	54	56
International Total	251	255
System-wide total	1,471	1,488
____________________

(1)	In March 2019, we sold 18 Carrabba’s Italian Grill locations, which are now operated as franchises.

(2)	The restaurant counts for Brazil are reported as of August 31, 2019 and 2018, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Revenues
Restaurant sales	98.4%	98.4%	98.5%	98.4%
Franchise and other revenues	1.6	1.6	1.5	1.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	31.6	32.4	31.4	32.1
Labor and other related (1)	30.3	30.4	29.6	29.4
Other restaurant operating (1)	25.3	24.6	23.9	23.7
Depreciation and amortization	5.0	5.2	4.7	4.9
General and administrative	6.9	7.0	6.7	6.8
Provision for impaired assets and restaurant closings	0.1	0.4	0.2	0.5
Total costs and expenses	97.7	98.7	95.3	96.0
Income from operations	2.3	1.3	4.7	4.0
Other income (expense), net	*	(*)	(*)	(*)
Interest expense, net	(1.4)	(1.2)	(1.1)	(1.1)
Income before (benefit) provision for income taxes	0.9	0.1	3.6	2.9
(Benefit) provision for income taxes	(0.1)	(0.3)	0.2	(0.2)
Net income	1.0	0.4	3.4	3.1
Less: net income attributable to noncontrolling interests	*	*	0.1	*
Net income attributable to Bloomin’ Brands	1.0%	0.4%	3.3%	3.1%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 30, 2018	$949.4	$3,063.9
Change from:
Restaurant openings	10.9	36.4
Comparable restaurant sales	7.5	43.9
Effect of foreign currency translation	0.1	(28.8)
Divestiture of restaurants through refranchising transactions	(9.8)	(21.2)
Restaurant closures	(6.3)	(25.1)
For the periods ended September 29, 2019	$951.8	$3,069.1

The increase in Restaurant sales during the thirteen weeks ended September 29, 2019 was primarily due to the opening of 28 new restaurants not included in our comparable restaurant sales base and higher comparable restaurant sales in Brazil. The increase in Restaurant sales was partially offset by domestic refranchising and the closing of 23 restaurants since July 1, 2018.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The increase in Restaurant sales during the thirty-nine weeks ended September 29, 2019 was primarily due to higher comparable restaurant sales and the opening of 37 new restaurants not included in our comparable restaurant sales base. The increase in Restaurant sales was partially offset by: (i) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar, (ii) the closing of 38 restaurants since December 31, 2017 and (iii) domestic refranchising.

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$66,084	$65,636	$70,925	$69,461
Carrabba’s Italian Grill	$51,989	$51,000	$56,185	$55,542
Bonefish Grill	$53,549	$54,517	$59,066	$58,800
Fleming’s Prime Steakhouse & Wine Bar	$71,954	$71,046	$81,695	$80,557
International
Outback Steakhouse - Brazil (1)	$72,791	$67,149	$71,459	$75,136
Operating weeks:
U.S.
Outback Steakhouse	7,527	7,558	22,592	22,738
Carrabba’s Italian Grill	2,653	2,912	8,212	8,748
Bonefish Grill	2,470	2,489	7,395	7,510
Fleming’s Prime Steakhouse & Wine Bar	897	910	2,717	2,718
International
Outback Steakhouse - Brazil	1,297	1,209	3,750	3,515
____________________

(1)
Translated at average exchange rates of 3.88 and 3.84 for the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively, and 3.86 and 3.49 for the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases), for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more):
U.S. (1)
Outback Steakhouse	0.2%	4.6%	1.7%	4.3%
Carrabba’s Italian Grill	0.1%	(0.6)%	(0.4)%	—%
Bonefish Grill	(2.2)%	1.8%	—%	1.1%
Fleming’s Prime Steakhouse & Wine Bar	0.4%	0.5%	0.8%	1.4%
Combined U.S.	(0.2)%	2.9%	1.0%	2.8%
International
Outback Steakhouse - Brazil (2)	11.2%	(3.3)%	6.1%	(2.8)%

Traffic:
U.S.
Outback Steakhouse	(1.1)%	0.9%	(1.1)%	1.3%
Carrabba’s Italian Grill	0.5%	(2.9)%	(0.8)%	(4.8)%
Bonefish Grill	(2.9)%	(2.7)%	(2.1)%	(2.1)%
Fleming’s Prime Steakhouse & Wine Bar	(0.3)%	(4.2)%	0.6%	(4.7)%
Combined U.S.	(1.0)%	(0.5)%	(1.1)%	(0.6)%
International
Outback Steakhouse - Brazil	10.0%	(5.5)%	2.8%	(5.0)%

Average check per person (3):
U.S.
Outback Steakhouse	1.3%	3.7%	2.8%	3.0%
Carrabba’s Italian Grill	(0.4)%	2.3%	0.4%	4.8%
Bonefish Grill	0.7%	4.5%	2.1%	3.2%
Fleming’s Prime Steakhouse & Wine Bar	0.7%	4.7%	0.2%	6.1%
Combined U.S.	0.8%	3.4%	2.1%	3.4%
International
Outback Steakhouse - Brazil	0.8%	2.1%	3.3%	2.3%
____________________

(1)	Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(2)	Excludes the effect of fluctuations in foreign currency rates. Includes trading day impact from calendar period reporting.

(3)	Average check per person includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Franchise and other revenues

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Franchise revenues (1)	$12.4	$12.5	$39.0	$39.9
Other revenues	2.9	3.1	9.1	9.5
Franchise and other revenues	$15.3	$15.6	$48.1	$49.4
____________________

(1)	Represents franchise royalties, advertising fees and initial franchise fees.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	Change	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	Change
Cost of sales	$300.4	$307.5		$965.2	$982.4
% of Restaurant sales	31.6%	32.4%	(0.8)%	31.4%	32.1%	(0.7)%

Cost of sales decreased as a percentage of Restaurant sales during the thirteen weeks ended September 29, 2019 as compared to the thirteen weeks ended September 30, 2018 primarily due to 0.8% from increases in average check per person and 0.6% from the impact of certain cost saving initiatives, partially offset by an increase as a percentage of Restaurant sales of 0.5% from commodity cost inflation.

Cost of sales decreased as a percentage of Restaurant sales during the thirty-nine weeks ended September 29, 2019 as compared to the thirty-nine weeks ended September 30, 2018 primarily due to 0.7% from increases in average check per person and 0.4% from the impact of certain cost saving initiatives, partially offset by an increase as a percentage of Restaurant sales of 0.5% from commodity cost inflation.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	Change	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	Change
Labor and other related	$288.6	$289.0		$908.8	$902.0
% of Restaurant sales	30.3%	30.4%	(0.1)%	29.6%	29.4%	0.2%

Labor and other related expenses decreased as a percentage of Restaurant sales during the thirteen weeks ended September 29, 2019 as compared to the thirteen weeks ended September 30, 2018 primarily due to 0.4% from increases in average check per person and 0.2% from the impact of certain cost saving initiatives, partially offset by an increase as a percentage of Restaurant sales of 0.5% from higher labor costs due to wage rate increases.

Labor and other related expenses increased as a percentage of Restaurant sales during the thirty-nine weeks ended September 29, 2019 as compared to the thirty-nine weeks ended September 30, 2018 primarily due to 0.7% from higher labor costs due to wage rate increases, partially offset by decreases as a percentage of Restaurant sales of 0.5% from increases in average check per person and 0.2% from the impact of certain cost saving initiatives.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	Change	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	Change
Other restaurant operating	$240.4	$233.7		$732.1	$725.5
% of Restaurant sales	25.3%	24.6%	0.7%	23.9%	23.7%	0.2%

Other restaurant operating expenses increased as a percentage of Restaurant sales during the thirteen weeks ended September 29, 2019 as compared to the thirteen weeks ended September 30, 2018 primarily due to: (i) 0.8% from operating expense inflation, (ii) 0.6% from additional expense related to the rollout of delivery services and (iii) 0.3% from the impact of deferred gains on sale-leaseback transactions no longer recognized in 2019 as a result of adoption of the new lease accounting standard. These increases were partially offset by decreases as a percentage of Restaurant sales of: (i) 0.5% from the impact of certain cost saving initiatives, (ii) 0.4% from gains on the sale of certain U.S. surplus properties and (iii) 0.3% from increases in average check per person.

Other restaurant operating expenses increased as a percentage of Restaurant sales during the thirty-nine weeks ended September 29, 2019 as compared to the thirty-nine weeks ended September 30, 2018 primarily due to (i) 0.5% from additional expense related to the rollout of delivery services, (ii) 0.4% from operating expense inflation and (iii) 0.3% from the impact of deferred gains on sale-leaseback transactions no longer recognized in 2019 as a result of adoption of the new lease accounting standard. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.4% from increases in average check per person and 0.4% from the impact of certain cost saving initiatives.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in General and administrative expense for the periods indicated below:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 30, 2018	$67.7	$212.5
Change from:
Severance	(1.1)	1.7
Employee stock-based compensation	(0.5)	(2.0)
Foreign currency exchange	(0.1)	(2.1)
Other	0.6	(1.0)
For the periods ended September 29, 2019	$66.6	$209.1

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	Change	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	Change
Provision for impaired assets and restaurant closings	$1.4	$4.0	$(2.6)	$6.9	$15.6	$(8.7)

During the thirty-nine weeks ended September 29, 2019 and September 30, 2018, we recognized asset impairment and closure charges of $1.8 million and $9.1 million, respectively, related to the restructuring of certain international markets, including Puerto Rico and China.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The remaining impairment and closing charges for the periods presented resulted primarily from approved store closure initiatives, locations identified for remodel, relocation or closure and certain other assets.

See Note 4 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for further information.

Income from operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	Change	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	Change
Income from operations	$22.0	$12.5	$9.5	$147.9	$123.8	$24.1
% of Total revenues	2.3%	1.3%	1.0%	4.7%	4.0%	0.7%

The increase in Income from operations generated during the thirteen weeks ended September 29, 2019 as compared to the thirteen weeks ended September 30, 2018 was primarily due to: (i) higher comparable restaurant sales in Brazil, (ii) the impact of certain cost savings initiatives and (iii) gains on the sale of certain U.S. surplus properties. These increases were partially offset by: (i) commodity, operating and labor inflation, (ii) additional expense related to the rollout of delivery services and (iii) the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard.

The increase in Income from operations generated during the thirty-nine weeks ended September 29, 2019 as compared to the thirty-nine weeks ended September 30, 2018 was primarily due to: (i) higher comparable restaurant sales, (ii) the impact of certain cost savings initiatives and (iii) lower impairment and restaurant closing costs. These increases were partially offset by: (i) labor and commodity inflation, (ii) additional expense related to the rollout of delivery services and (iii) the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard.

Interest expense, net

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	Change	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	Change
Interest expense, net	$13.3	$11.6	$1.7	$36.9	$33.2	$3.7

The increase in Interest expense, net for the thirteen weeks ended September 29, 2019 as compared to the thirteen weeks ended September 30, 2018 was primarily due to higher interest expense from our derivative instruments and higher interest rates and borrowings outstanding, partially offset by the derecognition of certain debt obligations due to adoption of the new lease accounting standard.

The increase in Interest expense, net for the thirty-nine weeks ended September 29, 2019 as compared to the thirty-nine weeks ended September 30, 2018 primarily due to higher interest rates and borrowings outstanding and higher interest expense from our derivative instruments, partially offset from the derecognition of certain debt obligations due to adoption of the new lease accounting standard.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(Benefit) provision for income taxes

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	Change	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	Change
(Benefit) provision for income taxes	$(660)	$(3,317)		$6,051	$(6,516)
Effective income tax rate	(7.6)%	(NM)	(NM)	5.5%	(7.2)%	12.7%
________________
NM    Not meaningful.

The decrease in the benefit for income taxes for the thirteen weeks ended September 29, 2019 as compared to the thirteen weeks ended September 30, 2018 was primarily due to favorable discrete items recorded in the thirteen weeks ended September 30, 2018 and an increase in pre-tax book income in 2019 relative to 2018.

The effective income tax rate for the thirty-nine weeks ended September 29, 2019 increased by 12.7 percentage points as compared to the thirty-nine weeks ended September 30, 2018. The increase was primarily due to favorable discrete items recorded in the thirty-nine weeks ended September 30, 2018, which included excess tax benefits from equity-based compensation arrangements.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

U.S. Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Revenues
Restaurant sales	$835,753	$848,837	$2,737,182	$2,742,118
Franchise and other revenues	12,691	12,656	39,988	40,437
Total revenues	$848,444	$861,493	$2,777,170	$2,782,555
Restaurant-level operating margin	12.0%	11.9%	14.5%	14.4%
Income from operations	$50,318	$44,598	$242,167	$230,645
Operating income margin	5.9%	5.2%	8.7%	8.3%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 30, 2018	$848.8	$2,742.1
Change from:
Divestiture of restaurants through refranchising transactions	(9.8)	(21.2)
Restaurant closures	(5.5)	(19.4)
Comparable restaurant sales	(0.9)	26.4
Restaurant openings	3.2	9.3
For the periods ended September 29, 2019	$835.8	$2,737.2

The decrease in U.S. Restaurant sales during the thirteen weeks ended September 29, 2019 was primarily due to the refranchising of certain Company-owned restaurants and the closing of 14 restaurants since July 1, 2018. The decrease in Restaurant sales was partially offset by the opening of seven new restaurants not included in our comparable restaurant sales base.

The decrease in U.S. Restaurant sales during the thirty-nine weeks ended September 29, 2019 was primarily due to the refranchising of certain Company-owned restaurants and the closing of 20 restaurants since December 31, 2017. The decrease in Restaurant sales was partially offset by higher comparable restaurant sales and the opening of ten new restaurants not included in our comparable restaurant sales base.

Income from operations

The increase in U.S. Income from operations generated during the thirteen weeks ended September 29, 2019 as compared to the thirteen weeks ended September 30, 2018, was primarily due to: (i) increases in average check per person, (ii) the impact of certain cost savings initiatives and (iii) gains on the sale of certain surplus properties. These increases were partially offset by: (i) commodity, operating and labor inflation, (ii) additional expense related to the rollout of delivery services and (iii) the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard.

The increase in U.S. Income from operations generated during the thirty-nine weeks ended September 29, 2019 as compared to the thirty-nine weeks ended September 30, 2018, was primarily due to higher comparable restaurant sales and the impact of certain cost savings initiatives. These increases were partially offset by: (i) labor and commodity inflation, (ii) additional expense related to the rollout of delivery services and (iii) the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

International Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Revenues
Restaurant sales	$116,063	$100,563	$331,963	$321,769
Franchise and other revenues	2,637	2,965	8,072	8,976
Total revenues	$118,700	$103,528	$340,035	$330,745
Restaurant-level operating margin	18.7%	17.9%	19.8%	18.4%
Income from operations	$10,550	$7,776	$31,179	$14,052
Operating income margin	8.9%	7.5%	9.2%	4.2%

Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 30, 2018	$100.6	$321.8
Change from:
Comparable restaurant sales	8.4	17.5
Restaurant openings	7.7	27.1
Effect of foreign currency translation	0.1	(28.8)
Restaurant closures	(0.8)	(5.7)
For the periods ended September 29, 2019	$116.0	$331.9

The increase in international Restaurant sales during the thirteen weeks ended September 29, 2019 was primarily due to higher comparable restaurant sales and the opening of 21 new restaurants not included in our comparable restaurant sales base. The increase in Restaurant sales was partially offset by the closing of nine restaurants since July 1, 2018.

The increase in international Restaurant sales during the thirty-nine weeks ended September 29, 2019 was primarily due to the opening of 27 new restaurants not included in our comparable restaurant sales base and higher comparable restaurant sales. The increase in Restaurant sales was partially offset by the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar and the closing of 18 restaurants since December 31, 2017.

Income from operations

The increase in international Income from operations during the thirteen weeks ended September 29, 2019 as compared to the thirteen weeks ended September 30, 2018 was primarily due to: (i) higher comparable restaurant sales, (ii) the timing of advertising expense, (iii) improved operating performance by our Abbraccio concept, (iv) lower General and administrative expense, primarily from lower severance costs and (v) impacts from certain cost savings initiatives. These increases were partially offset by labor, operating and commodity expense inflation.

The increase in international Income from operations during the thirty-nine weeks ended September 29, 2019 as compared to the thirty-nine weeks ended September 30, 2018 was primarily due to: (i) higher comparable restaurant sales, (ii) lower impairment and restaurant closing costs, (iii) lower General and administrative expense, primarily from the effects of foreign currency exchange and lower severance costs, (iv) improved operating performance by our Abbraccio concept, (v) the timing of advertising expense and (vi) impacts from certain cost savings initiatives. These increases were partially offset by labor, operating and commodity inflation.

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
U.S.
Outback Steakhouse	$118	$122	$381	$391
Carrabba’s Italian Grill (1)	11	4	28	9
Bonefish Grill	3	3	10	11
U.S. Total	$132	$129	$419	$411
International
Outback Steakhouse-South Korea	$50	$47	$154	$149
Other	25	28	78	83
International Total	$75	$75	$232	$232
Total franchise sales (2)	$207	$204	$651	$643
_____________________

(1)	In March 2019, we sold 18 Carrabba’s Italian Grill locations, which are now operated as franchises.

(2)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted restaurant-level operating margin - The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 29, 2019		SEPTEMBER 30, 2018
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.6%	31.6%	32.4%	32.4%
Labor and other related	30.3%	30.3%	30.4%	30.4%
Other restaurant operating	25.3%	25.6%	24.6%	24.8%

Restaurant-level operating margin	12.9%	12.5%	12.5%	12.4%

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2019		SEPTEMBER 30, 2018
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.4%	31.4%	32.1%	32.1%
Labor and other related	29.6%	29.6%	29.4%	29.4%
Other restaurant operating	23.9%	24.0%	23.7%	23.8%

Restaurant-level operating margin	15.1%	15.0%	14.8%	14.7%
_________________

(1)
Includes unfavorable (favorable) adjustments recorded in Other restaurant operating expense for the following activities, as described in the Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share table below for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Restaurant and asset impairments and closing costs	$3.8	$1.0	$4.0	$3.2
Restaurant relocations and related costs	(0.1)	0.2	(0.4)	0.6
	$3.7	$1.2	$3.6	$3.8

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Income from operations	$21,958	$12,537	$147,912	$123,832
Operating income margin	2.3%	1.3%	4.7%	4.0%
Adjustments:
Restaurant and asset impairments and closing costs (1)	$(3,072)	$2,840	$1,098	$12,021
Severance (2)	1,908	2,528	5,511	3,493
Legal and contingent matters	815	—	815	758
Restaurant relocations and related costs (3)	477	1,560	2,461	4,638
Total income from operations adjustments	$128	$6,928	$9,885	$20,910
Adjusted income from operations	$22,086	$19,465	$157,797	$144,742
Adjusted operating income margin	2.3%	2.0%	5.1%	4.6%

Net income attributable to Bloomin’ Brands	$9,248	$4,072	$102,569	$96,191
Adjustments:
Income from operations adjustments	128	6,928	9,885	20,910
Total adjustments, before income taxes	128	6,928	9,885	20,910
Adjustment to provision for income taxes (4)	(471)	(1,643)	(1,703)	(3,762)
Net adjustments	(343)	5,285	8,182	17,148
Adjusted net income	$8,905	$9,357	$110,751	$113,339

Diluted earnings per share	$0.11	$0.04	$1.14	$1.02
Adjusted diluted earnings per share	$0.10	$0.10	$1.23	$1.20

Diluted weighted average common shares outstanding	87,305	93,324	90,306	94,489
_________________

(1)
Represents asset impairment charges and related costs primarily associated with approved closure and restructuring initiatives, and the restructuring of certain international markets. Amount also includes gains on the sale of certain surplus properties of $3.8 million for the thirteen and thirty-nine weeks ended September 29, 2019.

(2)	Relates to severance expense incurred as a result of restructuring activities.

(3)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.

(4)	Represents income tax effect of the adjustments for the periods presented.

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

We believe that our expected liquidity sources are adequate to fund debt service requirements, lease obligations, capital expenditures and working capital obligations for the next 12 months following this filing and beyond. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash and Cash Equivalents - As of September 29, 2019, we had $51.4 million in cash and cash equivalents, of which $15.4 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of September 29, 2019, we had aggregate accumulated foreign earnings of approximately $86.1 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional U.S. federal income tax. These amounts are no longer considered indefinitely reinvested in our foreign subsidiaries.

Closure Initiatives - Total aggregate future undiscounted cash expenditures of $12.0 million to $14.6 million related to lease liabilities for certain closure initiatives are expected to occur over the remaining lease terms with the final term ending in January 2029.

Capital Expenditures - We estimate that our capital expenditures will total approximately $175.0 million in 2019. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements.

Credit Facilities - As of September 29, 2019, we had $1.1 billion of outstanding borrowings under our Senior Secured Credit Facility. We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY		TOTAL CREDIT FACILITIES
(dollars in thousands)	TERM LOAN A	REVOLVING FACILITY
Balance as of December 30, 2018	$475,000	$599,500	$1,074,500
2019 new debt	—	533,300	533,300
2019 payments	(18,750)	(469,000)	(487,750)
Balance as of September 29, 2019	$456,250	$663,800	$1,120,050

Weighted-average interest rate, as of September 29, 2019	3.80%	3.79%
Principal maturity date	November 2022	November 2022

As of September 29, 2019, we had $316.0 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $20.2 million.

Credit Agreement - Our Credit Agreement contains term loan mandatory prepayment requirements of 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount outstanding required to be prepaid may vary based on our leverage ratio and year end results. Other than the annual required minimum amortization premiums of $25.0 million, we do not anticipate any other payments will be required through September 27, 2020.

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

As of September 29, 2019 and December 30, 2018, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Net cash provided by operating activities	$180,926	$155,196
Net cash used in investing activities	(93,710)	(124,303)
Net cash used in financing activities	(106,444)	(76,960)
Effect of exchange rate changes on cash and cash equivalents	(1,187)	(4,861)
Net decrease in cash, cash equivalents and restricted cash	$(20,415)	$(50,928)

Operating activities - Net cash provided by operating activities increased during the thirty-nine weeks ended September 29, 2019, as compared to the thirty-nine weeks ended September 30, 2018 primarily due to the timing of collections of receivables and the timing of payments, partially offset by higher income tax and interest payments.

Investing activities - Net cash used in investing activities during the thirty-nine weeks ended September 29, 2019 primarily consisted of capital expenditures, partially offset by proceeds from the disposal of property, fixtures and equipment and proceeds from sale-leaseback transactions.

Net cash used in investing activities during the thirty-nine weeks ended September 30, 2018 primarily consisted of capital expenditures, partially offset by proceeds from sale-leaseback transactions and proceeds from the disposal of property, fixtures and equipment.

Financing activities - Net cash used in financing activities during the thirty-nine weeks ended September 29, 2019 primarily consisted of the following: (i) the repurchase of common stock, (ii) payment of cash dividends on our common stock, (iii) the repayment of long-term debt and (iv) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by drawdowns on our revolving credit facility, net of repayments.

Net cash used in financing activities during the thirty-nine weeks ended September 30, 2018 primarily consisted of the following: (i) the repurchase of common stock, (ii) payment of cash dividends on our common stock, (iii) the repayment of long-term debt and (iv) repayments of partner deposits and accrued partner obligations. Net cash used in financing activities was partially offset by drawdowns on our revolving credit facility, net of repayments and proceeds from share-based compensation.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit):

(dollars in thousands)	SEPTEMBER 29, 2019	DECEMBER 30, 2018
Current assets	$211,583	$335,483
Current liabilities	790,805	791,039
Working capital (deficit) (1)	$(579,222)	$(455,556)
_________________

(1)
During the thirty-nine weeks ended September 29, 2019 net working capital (deficit) was negatively impacted by the recognition of approximately $170 million of current lease liabilities as a result of the adoption of ASU No. 2016-02.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $217.2 million and $342.7 million as of September 29, 2019 and December 30, 2018, respectively, and (ii) current operating lease liabilities of $170.8 million as of September 29, 2019, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheet. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $52.6 million and $69.6 million as of September 29, 2019 and December 30, 2018, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation was $12.8 million as of September 29, 2019.

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

DIVIDENDS AND SHARE REPURCHASES

Dividends - In October 2019, the Board declared a quarterly cash dividend of $0.10 per share, payable on November 27, 2019. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that the Board considers relevant.

Share Repurchases - On February 12, 2019, our Board canceled the remaining $36.0 million of authorization under the 2018 Share Repurchase Program and approved a new $150.0 million authorization. The 2019 Share Repurchase Program will expire on August 12, 2020. As of September 29, 2019, we had $43.0 million remaining available for repurchase under the 2019 Share Repurchase Program.

Following is a summary of our dividends and share repurchases from fiscal year 2015 through September 29, 2019:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES (1)	TOTAL
Fiscal year 2015	$29,332	$169,999	$199,331
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2018	33,312	113,967	147,279
First fiscal quarter 2019	9,140	—	9,140
Second fiscal quarter 2019	9,227	106,992	116,219
Third fiscal quarter 2019	8,674	—	8,674
Total	$152,052	$973,581	$1,125,633
________________

(1)	Excludes share repurchases for the settlement of taxes related to equity awards of $180, $447, and $770 for fiscal years 2017, 2016 and 2015, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirty-nine weeks ended September 29, 2019 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposure to foreign currency exchange risk is primarily related to fluctuations in the Brazilian Real relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than Brazil. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. For the thirty-nine weeks ended September 29, 2019, a 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net income for our consolidated foreign entities by $36.9 million and $2.5 million, respectively. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the third quarter of 2019 that were not registered under the Securities Act of 1933.

On February 12, 2019, the Board of Directors authorized the repurchase of $150.0 million of our outstanding common stock as announced in our press release issued on February 14, 2019 (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program will expire on August 12, 2020. We did not repurchase any shares of our outstanding common stock during the thirteen weeks ended September 29, 2019.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Separation Agreement, dated as of July 31, 2019, by and between Joseph J. Kadow and OSI Restaurant Partners, LLC	June 30, 2019 Form 10-Q, Exhibit 10.5

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	November 7, 2019	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Christopher Meyer
Christopher Meyer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]