Form 10-K
period 2019-12-29
Bloomin' Brands, Inc.
filed 2020-02-26
CIK 1546417

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 29, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-35625

BLOOMIN’ BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8023465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2202 North West Shore Boulevard, Suite 500, Tampa, FL 33607
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

As of February 21, 2020, 87,030,130 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BLOOMIN’ BRANDS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For Fiscal Year 2019

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

As of December 29, 2019, we owned and operated 1,173 restaurants and franchised 300 restaurants across 48 states, Puerto Rico, Guam and 21 countries.

The first Outback Steakhouse restaurant opened in 1988 and in 1996, we expanded the Outback Steakhouse concept internationally. OSI Restaurant Partners, LLC (“OSI”), a wholly-owned subsidiary of Bloomin’ Brands, is our primary operating entity.

Our Segments - We consider our restaurant concepts and international markets to be operating segments, which reflects how we manage our business, review operating performance and allocate resources. We aggregate our operating segments into two reportable segments, U.S. and international. The U.S. segment includes all restaurants operating in the U.S. while restaurants operating outside the U.S. are included in the international segment. Following is a summary of reportable segments as of December 29, 2019:

REPORTABLE SEGMENT (1)	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse	Brazil, Hong Kong/China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
_________________

(1)	Includes franchise locations. See Item 2. Properties for disclosure of our restaurant count by country and territory.

U.S. Segment

As of December 29, 2019, in our U.S. segment, we owned and operated 1,045 restaurants and franchised 173 restaurants across 48 states.

Outback Steakhouse - Outback Steakhouse is a casual steakhouse restaurant concept focused on steaks, bold flavors and Australian decor. The Outback Steakhouse menu offers seasoned and seared or wood-fire grilled steaks, chops, chicken, seafood, pasta, salads and seasonal specials. The menu also includes several specialty appetizers, including our signature Bloomin’ Onion®, and desserts, together with full bar service.

Carrabba’s Italian Grill - Offering authentic Italian cuisine passed down from its founders’ family recipes, Carrabba’s Italian Grill uses high quality ingredients to prepare fresh and handmade dishes cooked to order in a lively exhibition kitchen. Featuring a wood-burning grill inspired by the many tastes of Italy, guests can enjoy signature dishes such as Chicken Bryan and Pollo Rosa Maria, wood-fire grilled steaks and chops, small plates and classic Italian pasta dishes in a welcoming, contemporary atmosphere.

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

As of December 29, 2019, in our international segment, we owned and operated 128 restaurants and franchised 127 restaurants across 21 countries, Puerto Rico and Guam.

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

Restaurant Overview

Selected Sales Data - Following is sales mix by product type and average check per person for Company-owned restaurants during 2019:

	U.S.				INTERNATIONAL
	Outback Steakhouse	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse & Wine Bar	Outback Steakhouse Brazil
Food & non-alcoholic beverage	91%	86%	78%	74%	85%
Alcoholic beverage	9%	14%	22%	26%	15%
	100%	100%	100%	100%	100%

Average check per person ($USD)	$23	$22	$27	$83		$15
Average check per person (R$)					R$	59

Delivery - During 2019, we completed the rollout of in-house delivery to substantially all Outback Steakhouse and the majority of Carrabba’s Italian Grill Company-owned restaurants. In addition, in September 2019 Outback Steakhouse expanded its delivery platform through an exclusive third-party partnership with DoorDash, a national on-demand provider of door-to-door delivery services. The rollout of DoorDash delivery was completed in October 2019.

Carrabba’s Italian Grill and certain Bonefish Grill restaurants also offer third-party delivery through leading national delivery services.

BLOOMIN’ BRANDS, INC.

System-wide Restaurant Summary - Following is a system-wide rollforward of restaurants in operation during 2019:

	DECEMBER 30, 2018	2019 ACTIVITY			DECEMBER 29, 2019	U.S. STATE
		OPENINGS	CLOSURES	OTHER		COUNT
Number of restaurants:
U.S.
Outback Steakhouse
Company-owned	579	3	(3)	—	579
Franchised	154	—	(9)	—	145
Total	733	3	(12)	—	724	48
Carrabba’s Italian Grill
Company-owned (1)	224	—	(2)	(18)	204
Franchised (1)	3	—	—	18	21
Total	227	—	(2)	—	225	31
Bonefish Grill
Company-owned	190	1	(1)	—	190
Franchised	7	—	—	—	7
Total	197	1	(1)	—	197	31
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	70	—	(2)	—	68	28
Other
Company-owned	5	2	(3)	—	4	1
U.S. Total	1,232	6	(20)	—	1,218
International
Company-owned
Outback Steakhouse - Brazil (2)	92	7	—	—	99
Other	33	4	(8)	—	29
Franchised
Outback Steakhouse - South Korea	76	5	(9)	—	72
Other	55	5	(5)	—	55
International Total	256	21	(22)	—	255
System-wide total	1,488	27	(42)	—	1,473
____________________

(1)	In 2019, we sold 18 Carrabba’s Italian Grill locations, which are now operated as franchises.

(2)	The restaurant counts for Brazil are reported as of November 30, 2019 and 2018, respectively, to correspond with the balance sheet dates of this subsidiary.

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

BLOOMIN’ BRANDS, INC.

We have a relocation initiative in process, primarily related to the U.S. Outback Steakhouse brand. This multi-year relocation plan is focused on driving additional traffic to our restaurants by moving legacy restaurants to prime locations within the same trade area. During 2019, we relocated 11 U.S. Outback Steakhouse restaurants and plan to relocate another nine U.S. Outback Steakhouse restaurants in 2020.

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

See Item 2. Properties for disclosure of our international restaurant count by country and territory.

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

Menu innovation and simplification remains a high priority across all concepts. In recent years, we increased certain portion sizes at Outback Steakhouse and Carrabba’s Italian Grill and introduced a new center-cut filet at Outback Steakhouse. At Bonefish Grill, we source fresh fish specials locally with our “Neighborhood Catch” dishes. During 2019, Fleming’s Prime Steakhouse & Wine Bar began offering selections through its “Chef’s Table” which features chef driven local menu selections to differentiate the brand from the traditional high-end steakhouse.

INFORMATION SYSTEMS

We leverage technology to support such areas as digital marketing and customer engagement, business analytics and decision support, restaurant operations and productivity initiatives related to optimizing our staffing, food waste management and supply chain efficiency.

To drive customer engagement, we continue to invest in data and technology infrastructure, including brand websites, digital marketing, online ordering and mobile apps. To increase customer convenience, we are leveraging our online ordering infrastructure to facilitate expanded off-premises dining including our own delivery fleet and systems. Additionally, we developed systems to support our customer loyalty program with a focus on increasing traffic to our restaurants. In recent years, investments have also been made in a global supply chain management system to provide better inventory forecasting and replenishment to our restaurants, which helps us manage food quality and cost. We also continue to invest in a range of tools and infrastructure to support risk management and cyber security.

Our integrated point-of-sale system allows us to transact business in our restaurants and communicate sales data through a secure corporate network to our enterprise resource planning system and data warehouse. Our Company-owned

BLOOMIN’ BRANDS, INC.

restaurants, and most of our franchised restaurants, are connected through a portal that provides our employees and franchise partners with access to business information and tools that allow them to collaborate, communicate, train and share information.

We maintain a robust system to ensure network security and safeguard against data loss. See Item 1A. Risk Factors for additional discussion of our cyber security measures.

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

Restaurant Managing Partners and Chef Partners in the U.S. may also participate in deferred compensation and other performance-based compensation programs. To fund deferred compensation arrangements, we may invest in corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of certain of our obligations under the deferred compensation plans.

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

Service - In order to better assess and improve our performance, we utilize satisfaction measurement programs that provide us with industry benchmarking information for our Company-owned locations in the U.S. For all other locations, we use various customer satisfaction measures to assess and improve our performance.

BLOOMIN’ BRANDS, INC.

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

Beef represents the majority of purchased proteins. In 2019, we primarily purchased our U.S. beef raw materials from four beef suppliers and our Brazil beef raw materials from two beef suppliers. Due to the nature of our industry, we expect to continue purchasing a substantial amount of beef from a small number of suppliers. Other major commodity categories purchased include produce, dairy, bread and pasta, and energy sources to operate our restaurants, such as natural gas and electricity.

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

BLOOMIN’ BRANDS, INC.

Unaffiliated Franchise Program - Our unaffiliated franchise agreements grant third parties rights to establish and operate a restaurant using one of our concepts. Franchised restaurants are required to be operated in accordance with the franchise agreement and in compliance with their respective concept’s standards and specifications.

Under our franchise agreements, each franchisee is required to pay an initial franchise fee and monthly royalties based on a percentage of gross restaurant sales. Initial franchise fees are generally $40,000 for U.S. franchisees and range between $30,000 and $75,000 for international franchisees, depending on the market. Some franchisees may also pay administration fees based on a percentage of gross restaurant sales. Following is a summary of royalty fee percentages based on our existing unaffiliated franchise agreements:

(as a % of gross Restaurant sales)	MONTHLY ROYALTY FEE PERCENTAGE
U.S. franchisees (1)	3.50% - 5.75%
International franchisees (2)	2.75% - 6.00%
_________________

(1)
U.S. franchisees must also contribute a percentage of gross sales for national marketing programs and spend a certain percentage of gross sales on local advertising. For most U.S. franchisees, there is a maximum of 8.0% of gross restaurant sales for combined national marketing and local advertising.

(2)	International franchisees must also spend a certain percentage of gross sales on local advertising, which varies depending on the market.

COMPETITION

The restaurant industry is highly competitive with a substantial number of restaurant operators that compete directly and indirectly with us in respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. There is also active competition for management personnel, attractive suitable real estate sites, supplies and restaurant employees. In addition, competition is influenced strongly by marketing and brand reputation. At an aggregate level, all major casual dining restaurants in markets in which we operate would be considered competitors of our concepts. We also face growing competition from the supermarket industry which offers expanded selections of prepared meals. In addition, improving product offerings and convenience options from quick service and fast casual restaurants and the expansion of home delivery services, together with negative economic conditions, could cause consumers to choose less expensive alternatives. Internationally, we face increasing competition due to an increase in the number of casual dining restaurant options in the markets in which we operate.

GOVERNMENT REGULATION

We are subject to various federal, state, local and international laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, health and safety agencies, environmental and fire agencies in the state, municipality or country in which the restaurant is located.

U.S. - Alcoholic beverage sales represent 14% of our U.S. restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and, where applicable, a permit to provide service for extended hours and on Sundays.

Our restaurant operations are also subject to federal and state laws for such matters as:

•	immigration, employment, minimum wages, overtime, tip credits, worker conditions and health care;

•	menu labeling and food safety;

•	the Americans with Disabilities Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled; and

•	information security, privacy, cashless payments and gift cards.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Below is a list of the names, ages, positions and a brief description of the business experience of each of our executive officers as of February 14, 2020.

NAME	AGE	POSITION
David J. Deno	62	Chief Executive Officer
Christopher Meyer	48	Executive Vice President, Chief Financial Officer
Kelly Lefferts	53	Executive Vice President, Chief Legal Officer and Secretary
Gregg Scarlett	58	Executive Vice President, Chief Operating Officer, Casual Dining Restaurants
Michael Stutts	40	Executive Vice President, Chief Customer Officer

David J. Deno has served as Chief Executive Officer and as a member of our Board of Directors since April 2019. Mr. Deno previously served as Executive Vice President and Chief Financial and Administrative Officer from October 2013 to April 2019 and as Executive Vice President and Chief Financial Officer from May 2012 to October 2013. Prior to joining Bloomin’ Brands, Mr. Deno was Chief Financial Officer of the international division of Best Buy Co. Inc. from December 2009 to May 2012. Mr. Deno has also previously served as President and later Chief Executive Officer of Quiznos and Chief Financial Officer and later Chief Operating Officer of YUM! Brands, Inc.

Christopher Meyer has served as Executive Vice President, Chief Financial Officer since April 2019. Mr. Meyer previously served as Group Vice President, Finance, Treasury and Accounting from November 2017 to April 2019 and Group Vice President, Financial Planning & Analysis and Investor Relations from September 2014 to November 2017.

Kelly Lefferts has served as Executive Vice President, Chief Legal Officer since July 2019. Ms. Lefferts served as Group Vice President and U.S. General Counsel of Bloomin’ Brands from September 2015 to July 2019 and Vice President and Assistant General Counsel of Bloomin’ Brands from January 2008 to September 2015. She has also served as Secretary of Bloomin’ Brands since February 2016.

Gregg Scarlett has served as Executive Vice President, Chief Operating Officer, Casual Dining Restaurants since February 2020. Mr. Scarlett previously served as Executive Vice President, President of Outback Steakhouse from July 2016 to February 2020; Executive Vice President, President of Bonefish Grill from April 2015 to July 2016; Senior Vice President, Casual Dining Restaurant Operations from January 2013 to April 2015; and Senior Vice President of Operations for Outback Steakhouse from March 2010 to January 2013.

Michael Stutts has served as Executive Vice President, Chief Customer Officer since June 2019. Prior to joining Bloomin’ Brands, Mr. Stutts served as a Partner and Managing Director at Boston Consulting Group, from September 2008 to December 2018.

EMPLOYEES

As of December 29, 2019, we employed approximately 94,000 persons, of which approximately 800 are corporate personnel, including 200 in international markets. None of our U.S. employees are covered by a collective bargaining agreement. Various jurisdictional industry-wide labor agreements apply to certain of our employees in Brazil. We consider our employee relations to be in good standing.

BLOOMIN’ BRANDS, INC.

TRADEMARKS

We regard our Outback®, Outback Steakhouse®, Carrabba’s Italian Grill®, Bonefish Grill® and Fleming’s Prime Steakhouse & Wine Bar® service marks and our Bloomin’ Onion® trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained trademarks and service marks for these and several of our other menu items and various advertising slogans both in the U.S. and in countries where we operate. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks in countries where we operate whenever possible and to vigorously oppose any infringement of our marks. We also have registered domain names for each of our concepts.

We license the use of our registered trademarks to franchisees and third parties through franchise and license arrangements. The franchise and license arrangements restrict franchisees’ and licensees’ activities with respect to the use of our trademarks and impose quality control standards in connection with goods and services offered in connection with the trademarks.

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

See Item 1A. Risk Factors for discussion of risks related to seasonal and periodic fluctuations.

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

Item 1A.Risk Factors

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

Risks Related to Our Business and Industry

There can be no assurance that our review of strategic alternatives or any initiatives or transactions that we pursue will result in additional shareholder value or that the process or any actions that we take will not have an adverse impact on our business.

In November 2019, we announced an exploration and evaluation of strategic alternatives that have the potential to maximize value for our shareholders. Although we have announced certain initiatives that we are taking as a result of the strategic review process to date, the strategic review process is not completed. The process of reviewing strategic alternatives has been and may continue to be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We have incurred and could continue to incur substantial expenses associated with evaluating potential strategic

BLOOMIN’ BRANDS, INC.

alternatives. This process could also increase our exposure to potential litigation. There can be no assurance that the recently announced initiatives with respect to our organizational structure, cost saving measures and capital allocation policies, or any other potential initiative or transaction that we may pursue, will provide greater value to our shareholders than that reflected in the current price of our common stock or otherwise be successfully implemented. Until the review process is concluded, perceived uncertainties related to our future may result in volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

There are risks and uncertainties associated with the recently announced changes to our organizational structure and streamlining of our corporate support functions.

We recently announced certain initiatives resulting from our strategic review process to date. These include consolidating the leadership and organizational structure of our casual dining brands and streamlining corporate support functions. These actions are designed to generate significant cost savings over the next couple of years, while maintaining our top priority of driving profitable sales. However, these initiatives involve significant changes to our organization and operations and could be more complicated, time consuming and costly to implement than we currently anticipate. There can be no assurance that we will be able to achieve the targeted cost savings, in a timely manner or at all, or that our actions will not have unforeseen or underestimated adverse effects on our sales or results of operations. In addition, various factors that are outside of our control and are difficult to predict, including general market conditions and industry trends, may affect whether we are able to successfully implement these initiatives.

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

A substantial number of restaurant operators compete directly and indirectly with us with respect to price, service, location and food quality, some of which are well-established with significant resources. There is also active competition for management and other personnel, and attractive suitable real estate sites. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently, creatively and effectively to those conditions. In addition, our competitors may generate or better implement business strategies that improve the value and relevance of their brands and reputation, relative to ours. For example, our competitors may more successfully implement menu or technology initiatives, such as remote ordering, social media or mobile technology platforms that expedite or enhance the customer experience. In addition, our competitors may more successfully implement delivery and off-site initiatives. Further, we face growing competition from quick service and fast casual restaurants, the supermarket industry and meal kit and food delivery providers, with the improvement of prepared food offerings and the trend towards convergence in grocery, deli, retail and restaurant services. We believe all of the above factors have increased competitive pressures in the casual dining sector in recent periods and we believe they will continue to present a challenging competitive environment in future periods. If we are unable to continue to compete effectively, our traffic, sales and margins could decline and our business, financial condition and results of operations would be adversely affected.

BLOOMIN’ BRANDS, INC.

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

Challenging economic conditions may negatively impact consumer spending and thus cause a decline in our financial results. For example, international, domestic and regional economic conditions, consumer income levels, financial market volatility, social unrest, governmental, political and budget matters and a slow or stagnant pace of economic growth generally may have a negative effect on consumer confidence and discretionary spending, which the restaurant industry depends upon. In addition, it is difficult to predict what impact, if any, the U.S. presidential election in 2020 and its outcome could have on consumer confidence and discretionary spending. In recent years, we believe these factors and conditions may have affected consumer traffic and comparable restaurant sales for us and throughout our industry and may continue to contribute to a challenging sales environment in the casual dining sector. A decline in economic conditions or negative developments with respect to any of the other factors mentioned above, or a perception that such decline or negative developments are imminent, generally or in particular markets in which we operate, and our consumers’ reactions to these trends could result in increased pressure with respect to our pricing, traffic levels, commodity and other costs and the continuation of our innovation and productivity initiatives, which could negatively impact our business and results of operations. These factors could also cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling of our existing restaurant locations. Further, poor economic conditions may force nearby businesses to shut down, which could cause our restaurant locations to be less attractive.

Cyber security breaches of confidential consumer, personal employee and other material information and other threats to our technological systems may adversely affect our business.

A cyber incident that compromises the information of our consumers or employees, whether affecting our technological systems or those of third-party service providers that we rely on, could result in widespread negative publicity, damage to the reputation of our brands, a loss of consumers, an interruption of our business and legal liabilities.

The majority of our restaurant sales are by credit or debit cards, and we maintain certain personal information regarding our employees and confidential information about our customers, franchisees and suppliers. Although we segment our card data environment and employ a cyber security protection program based upon industry frameworks, as well as scan and improve our environment for any vulnerabilities, perform penetration testing and engage third parties to assess

BLOOMIN’ BRANDS, INC.

effectiveness of our security measures with oversight by our Audit Committee, there are no assurances that such programs will prevent or detect all potential cyber security breaches or technological failures.

Our operations and corporate functions rely heavily on information systems, including point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash, data warehousing to support analytics, finance and accounting systems, mobile technologies to enhance the customer experience and other various processes and procedures, some of which are handled by third parties. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, system maintenance problems, upgrading or transitioning to new platforms, or any cyber incident relating to these systems could expose our systems or information to cyber threats, result in delays in consumer service, reduced efficiency in our operations or result in negative publicity. Despite our security measures, our technology systems may be vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, employee error or malfeasance, denial of service and ransomware attacks, viruses, worms and other disruptive problems.

From time to time we have been, and likely will continue to be, the target of attempted cyber and other security threats, including those common to most industries and those targeting us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. A security breach or even a perceived security breach or failure to appropriately respond to a cyber incident could result in litigation or governmental investigation, as well as damage to our reputation and brands. We are subject to a variety of continuously evolving laws and regulations regarding privacy, data protection and data security at federal, state and international levels. The California Consumer Privacy Act, for example, became effective January 1, 2020 and provides a new private right of action to California residents related to data breaches and imposes new disclosure and other requirements on companies with respect to their data collection, use and sharing practices as they relate to California residents. A claim or investigation resulting from a cyber or other security threat to our systems and data may have a material adverse effect on our business and the potential of incurring significant remediation costs. As cyber security risk and applicable laws and regulations evolve, we may incur significant additional costs in technology, third-party services and personnel to maintain systems designed to anticipate and prevent cyber-attacks.

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

We are subject to various federal, state, local and foreign laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, food safety, nutritional menu labeling, health care, environmental and fire agencies in the state, municipality or country in which the restaurant is located. Our suppliers are also subject to regulation in some of these areas. Any difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants. Additionally, difficulties in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of new restaurants. We are subject to various U.S. federal, state and international laws and regulations related to the offer and sale of franchises. Failure to comply with these laws could adversely affect the results we generate from franchises or otherwise impose costs on us.

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

Food service businesses are affected by changes in consumer tastes and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid steak and other products we offer in any of our concepts in favor of foods or ingredients that are perceived as healthier or otherwise reflect popular demand, our business and operating results would be harmed. Various factors such as: (i) the Food and Drug Administration’s menu labeling rules, (ii) nutritional guidelines issued by the United States Department of Agriculture and issuance of similar guidelines or statistical information by state or local municipalities and (iii) academic studies, may impact consumer choice and cause consumers to select foods other than those that are offered by our restaurants. If we are unable to anticipate or successfully respond to changes in consumer preferences, our results of operations could be adversely affected, generally or in particular concepts or markets.

Our relationships with third party delivery services and ability to grow sales through delivery orders are subject to risks.

We maintain relationships with various third-party delivery apps and services, and we have granted exclusive third-party delivery service rights to DoorDash with respect to our Outback Steakhouse restaurants. Our sales may be negatively affected if these platforms are damaged or interrupted through technological failures or otherwise. The drivers fulfilling third-party delivery orders may make errors or fail to make timely deliveries such that our food or brands are poorly represented. This could cause reputational harm or adversely impact sales and customer satisfaction. Our sales through these services may also depend on the availability of delivery drivers, who are generally independent contractors.

If our delivery service providers are not able to effectively compete with other third-party delivery services, our delivery sales may be adversely impacted. Our relationships with these third-party delivery services are relatively new, and the level of sales they may generate and overall customer experience provided through such services remain uncertain. Our sales and brand reputation could be harmed as a result, and these orders could discourage potentially more profitable in-restaurant or carryout sales.

Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate and other taxes in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes and the outcome of income tax audits. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits, including our FICA tip credit carryforwards, and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets. Additional tax regulations and interpretations of the Tax Cuts and Jobs Act are expected to be issued, and no assurance can be made that future guidance will not adversely affect our business or financial condition.

BLOOMIN’ BRANDS, INC.

Risks associated with our remodeling, relocation and expansion plans may have adverse effects on our operating results.

As part of our business strategy, we intend to continue to remodel, relocate and expand our current portfolio of restaurants. Our 2020 development schedule calls for nine U.S. Outback Steakhouse relocations and the construction of approximately 25 new system-wide locations, with the majority in Brazil. A variety of factors could cause the actual results and outcome of those plans to differ from the anticipated results, including among other things:

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

It is difficult to estimate the performance of newly opened restaurants. Earnings achieved by restaurants open for less than two years may not be indicative of future operating results. If new restaurants do not meet targeted performance, it could have a material adverse effect on our operating results, including any impairment losses that we may be required to recognize. There is also the possibility that new restaurants may attract consumers away from other restaurants we own, thereby reducing the revenues of those existing restaurants, or that we will incur unrecoverable costs in the event a development project is abandoned prior to completion.

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

Local or regional events or conditions in our international markets could affect our results. For example, during 2019, Hong Kong political protests led to violence and disrupted business operations. During 2018, unrest surrounding the presidential election in Brazil led to protests and a lengthy truckers strike that negatively impacted the Brazilian economy, causing supply shortages and transportation gridlock that resulted in lost operating days for many businesses, including our restaurants. It is too early to assess the impact the coronavirus outbreak recently identified in Wuhan, China will have on consumer behavior in affected regions where we or our franchisees operate.

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

BLOOMIN’ BRANDS, INC.

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

There has been a marked increase in the use of social media platforms and similar devices that allow individuals to access a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact, and users can post information often without filters or checks on the accuracy of the content posted. Adverse or inaccurate information concerning our company or concepts may be posted on such platforms at any time, and such information can quickly reach a wide audience. Social media has also increasingly been utilized to target specific companies or brands as a result of a variety of actions or inactions, or perceived actions or inactions, that are disfavored by interest groups and such campaigns can rapidly accelerate and impact consumer behavior. The harm may be immediate without affording us an opportunity for redress or correction, and it is challenging to monitor and anticipate developments on social media in order to respond in an effective and timely manner. We could also be exposed to these risks if we fail to use social media responsibly in our marketing efforts. These factors could have a material adverse effect on our business. Regardless of its basis or validity, any unfavorable publicity could adversely affect public perception of our brands.

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

A significant portion of our financial results are dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline. In addition, we may also incur expenses in connection with supporting franchise restaurants that are underperforming. When Company-owned restaurants are sold to a franchisee, one of our subsidiaries is often required to remain responsible for lease payments for the sold restaurants to the extent the purchasing franchisees defaults on their leases. During periods of declining sales and profitability of franchisees, the incidence of franchisee defaults for these lease payments may increase and we may be required to make lease payments and seek recourse against the franchisee or agree to repayment terms.

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

We depend on frequent deliveries of fresh food products that meet our specifications, and we have a limited number of suppliers for our major products, such as beef. In 2019, we purchased: (i) approximately 95% of our U.S. beef raw materials from four beef suppliers that represent more than 80% of the total beef marketplace in the U.S and (ii) approximately 90% of our Brazil beef raw materials from two beef suppliers that represent approximately 45% of the total Brazil beef marketplace. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. We also primarily use one supplier in the U.S. and Brazil, respectively, to process beef raw materials to our specifications and we use one distribution company to provide distribution services in the U.S and Brazil, respectively. Although we have not experienced significant problems with our suppliers or distributors, if our suppliers or distributors are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

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

BLOOMIN’ BRANDS, INC.

There are risks and uncertainties associated with initiatives that we may implement.

From time to time, we consider various initiatives in order to grow and evolve our business and brands and improve our operating results. These initiatives could include, among other things, acquisitions, development or dispositions of restaurants or brands, new joint ventures, new franchise arrangements, restaurant closures and changes to our operating model. There can be no assurance that any such actions or initiatives will be successful or deliver their anticipated benefits. We may be exposed to new and unforeseen risks and challenges, particularly if we enter into markets or engage in activities with which we have no or limited prior experience, and it may be difficult to predict the success of such endeavors. If we incur significant expenses or divert management, financial and other resources to any initiative that is unsuccessful or does not meet our expectations, our results of operations and financial condition would be adversely affected. We may also incur significant asset impairment and other charges in connection with any such initiative. Regardless of the ultimate success of any initiative, the implementation and integration of new business or operational processes could be disruptive to our current operations. Even if we test and evaluate an initiative on a limited basis, the diversion of management time and resources could have an adverse effect on our business.

Our business is subject to seasonal and periodic fluctuations, and past results are not indicative of future results.

Historically, consumer traffic patterns for our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. Holidays may also affect sales volumes seasonally in some of the markets in which we operate. In addition, our quarterly results have been and will continue to be affected by the timing of new restaurant openings and their associated pre-opening costs, as well as restaurant closures and exit-related costs, debt extinguishment and modification costs and impairments of goodwill, intangible assets and property, fixtures and equipment. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full year.

Significant adverse weather conditions and other disasters or unforeseen events could negatively impact our results of operations.

Adverse weather conditions and natural disasters and other unforeseen events, such as winter storms, severe temperatures, thunderstorms, floods, hurricanes and earthquakes, terrorist attacks, war and widespread/pandemic illness, and the effects of such events on economic conditions and consumer spending patterns, could negatively impact our results of operations. Temporary and prolonged restaurant closures may occur and consumer traffic may decline due to the actual or perceived effects from these events. For example, severe winter weather conditions and hurricanes have impacted our traffic, and that of our franchises, and results of operations in recent years. It is too early to assess the impact the coronavirus outbreak recently identified in Wuhan, China will have on consumer behavior in affected regions where we or our franchisees operate.

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

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters typically involve claims by consumers and others regarding issues such as food borne illness, food safety, premises liability, “dram shop” statute liability, promotional advertising and other operational issues common to the food service industry, as well as contract disputes and intellectual property infringement matters. We are also subject to employee claims against us based on, among other things, discrimination, harassment, wrongful termination,

BLOOMIN’ BRANDS, INC.

disability, or violation of wage and labor laws. We are also subject to the risk of being named a joint employer of workers of our franchisees for alleged violations of labor and wage laws. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. The ongoing expense of any resulting lawsuits, and any substantial settlement payment or damage award against us, could adversely affect our business and results of operations. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.

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

BLOOMIN’ BRANDS, INC.

Risks Related to Our Indebtedness

Our substantial leverage and our ability to refinance our indebtedness in the future could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk in connection with our variable-rate debt.

We are highly leveraged. As of December 29, 2019, our total indebtedness was $1.0 billion and we had $380.8 million in available unused borrowing capacity under our revolving credit facility, net of undrawn letters of credit of $20.2 million.

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

As of December 29, 2019, we had $1.0 billion of variable-rate debt outstanding under our Senior Secured Credit Facility, which matures on November 2022. We also have variable-to-fixed interest rate swap agreements with various counterparties to hedge a portion of the cash flows of our variable rate debt. Our active swap agreements have an aggregate notional amount of $550.0 million and mature on November 30, 2022. While this agreement limits our exposure to higher interest rates, an increase in the floating rate could nonetheless cause a material increase in our interest expense due to the total amount of our outstanding variable rate indebtedness.

Our Senior Secured Credit Facility allows us to incur variable debt that is indexed to the London Inter-Bank Offered Rate (“LIBOR”). On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). As a result, our interest expense may increase and our available cash flow may be adversely affected.

We cannot be certain that our financial condition or credit and other market conditions will be favorable when our Senior Secured Credit Facility matures in 2022, or at any earlier time we may seek to refinance our debt. If we are unable to refinance our indebtedness on favorable terms, our financial condition and results of operations would be adversely affected.

BLOOMIN’ BRANDS, INC.

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

BLOOMIN’ BRANDS, INC.

If we are unable to continue to pay dividends or repurchase our stock, investment in our common stock may decline in value.

As part of our recently announced initiatives resulting from the strategic review process to date, we announced a more balanced capital allocation policy that included doubling our quarterly cash dividend and a focus on debt reduction, while continuing to opportunistically repurchase shares of our common stock. The continuation of these programs, at all or consistent with past levels, will require the generation of sufficient cash flows and the existence of surplus earnings. If we are not able to maintain the increased dividend at our targeted payout ratio, or reduce or eliminate our dividend, the price of our common stock may fall. In addition, we have repurchased a significant amount of our common stock in the past few years and there can be no assurance that reduced repurchasing activity under our more balanced capital allocation policy will not have an adverse effect on the price of our common stock.

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

BLOOMIN’ BRANDS, INC.

we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.Properties

We had 1,473 system-wide restaurants located across 48 states, Puerto Rico, Guam and 21 countries as of December 29, 2019. The following is a summary of our restaurant locations by country and territory as of December 29, 2019:

COMPANY-OWNED		FRANCHISE
United States	1,045	United States	173

International:		International:
Brazil (1)	111	Argentina	1	Malaysia	2
China (Mainland)	1	Australia	8	Mexico	5
Hong Kong	16	Bahamas	1	Philippines	4
Total international Company-owned	128	Brazil	1	Puerto Rico	1
		Canada	2	Qatar	2
		Costa Rica	1	Saudi Arabia	7
		Dominican Republic	1	Singapore	1
		Ecuador	1	South Korea	72
		Guam	1	Thailand	1
		Indonesia	4	Turks and Caicos	1
		Japan	10
		Total international franchise			127
Total Company-owned	1,173	Total franchise			300
____________________

(1)	The restaurant count for Brazil is reported as of November 30, 2019 to correspond with the balance sheet date of this subsidiary.

We lease substantially all of our restaurant properties from third parties. As of December 29, 2019, our Company-owned restaurants were located on the following sites by segment:

	U.S.	INTERNATIONAL	TOTAL	PERCENTAGE OF TOTAL
Company-owned sites	27	—	27	2%
Leased sites:
Land, ground and building leases	689	—	689	59%
Space and in-line leases	329	128	457	39%
Total Company-owned restaurant sites	1,045	128	1,173	100%

We also lease corporate offices in Tampa, Florida and São Paulo, Brazil.

Item 3.    Legal Proceedings

For a description of our legal proceedings, see Note 20 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

BLOOMIN’ BRANDS, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION AND DIVIDENDS

Our common stock is listed on the Nasdaq Global Select Market under the symbol “BLMN”.

We have paid quarterly cash dividends on shares of our common stock since 2015. Future dividend payments will depend on earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board of Directors (our “Board”) considers relevant. The terms of our debt agreements permit dividend payments, subject to certain restrictions.

HOLDERS

As of February 21, 2020, there were 42 holders of record of our common stock. The number of registered holders does not include holders who are beneficial owners whose shares are held in street name by brokers and other nominees.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents the securities authorized for issuance under our equity compensation plans as of December 29, 2019:

(shares in thousands)	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (1)
Equity compensation plans approved by security holders	6,099	$19.40	3,311
____________________

(1)	The shares remaining available for issuance may be issued in the form of stock options, restricted stock units or other stock awards under the 2016 Omnibus Incentive Compensation Plan.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On February 12, 2019, the Board of Directors authorized the repurchase of $150.0 million of our outstanding common stock as announced in our press release issued on February 14, 2019 (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program will expire on August 12, 2020. We did not repurchase any shares of our outstanding common stock during the thirteen weeks ended December 29, 2019.

BLOOMIN’ BRANDS, INC.

STOCK PERFORMANCE GRAPH

The following graph depicts total return to stockholders from December 26, 2014 through December 29, 2019, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and in each index on December 26, 2014 (the last business day of the fiscal year of investment) and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	DECEMBER 26, 2014	DECEMBER 27, 2015	DECEMBER 25, 2016	DECEMBER 31, 2017	DECEMBER 30, 2018	DECEMBER 29, 2019
Bloomin’ Brands, Inc. (BLMN)	$100.00	$72.83	$79.03	$93.96	$78.78	$98.98
Standard & Poor’s 500	100.00	100.76	113.12	136.32	129.22	171.82
Standard & Poor’s Consumer Discretionary	100.00	110.45	118.24	143.48	143.09	186.12

BLOOMIN’ BRANDS, INC.

Item 6. Selected Financial Data

	FISCAL YEAR
(in thousands, except share and per share data)	2019	2018	2017	2016	2015
Operating Results:
Revenues
Restaurant sales	$4,075,014	$4,060,871	$4,164,063	$4,221,920	$4,349,921
Franchise and other revenues	64,375	65,542	59,073	38,753	27,755
Total revenues (1)	$4,139,389	$4,126,413	$4,223,136	$4,260,673	$4,377,676
Income from operations (2)	$191,090	$145,253	$138,686	$123,750	$230,925
Net income including noncontrolling interests (2) (3)	$134,117	$109,538	$103,608	$43,987	$131,560
Net income attributable to Bloomin’ Brands (2) (3)	$130,573	$107,098	$101,293	$39,388	$127,327
Basic earnings per share	$1.47	$1.16	$1.05	$0.35	$1.04
Diluted earnings per share (4)	$1.45	$1.14	$1.02	$0.34	$1.01
Cash dividends declared per common share	$0.40	$0.36	$0.32	$0.28	$0.24
Balance Sheet Data:
Total assets (5)	$3,592,683	$2,464,774	$2,561,894	$2,622,810	$3,032,569
Total operating lease liabilities (5)	$1,450,917	$—	$—	$—	$—
Total debt, net	$1,048,704	$1,094,775	$1,118,104	$1,089,485	$1,316,864
Total stockholders’ equity (6)	$177,481	$54,817	$81,231	$226,063	$454,970
Common stock outstanding (6)	86,946	91,272	91,913	103,922	119,215
Cash Flow Data:
Investing activities:
Capital expenditures	$(161,926)	$(208,224)	$(260,589)	$(260,578)	$(210,263)
Proceeds from sale-leaseback transactions, net	$7,085	$16,160	$98,840	$530,684	$—
Financing activities:
Repurchase of common stock (6)	$(106,992)	$(113,967)	$(272,916)	$(310,334)	$(170,769)
____________________
Note: This selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, included in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

(1)
There were 53 operating weeks in 2017, versus 52 operating weeks for all other periods presented. This additional week resulted in an increase in Total revenues of $80.4 million during 2017. Due to the change in our fiscal year end in 2014, Total revenues for 2015 includes $24.3 million of higher Restaurant sales.

(2)
2019 includes: (i) $10.6 million of asset impairments and closing costs primarily related to the restructuring of certain international markets, including Puerto Rico and China, certain approved closure and restructuring initiatives and the relocation of certain restaurants, (ii) $5.5 million of severance expense from the restructuring of certain functions, (iii) $3.8 million of gains related to the sale of certain surplus properties and (iv) $6.0 million of gains from the recognition of certain value-added tax credits in Brazil. 2018 includes: (i) $29.5 million of asset impairments and closing costs primarily related to the restructuring of certain international markets, including Puerto Rico and China, certain approved closure and restructuring initiatives, reclassification of assets to held for sale in connection with refranchising certain restaurants and the restructuring of our Express concept, (ii) $8.6 million of asset impairments and restaurant closing costs related to the relocation of certain restaurants and (iii) $3.5 million of severance expense from the restructuring of certain functions. 2017 includes: (i) $42.8 million of asset impairments and closing costs primarily related to certain closure and restructuring initiatives, the remeasurement of certain surplus properties and for our China subsidiary, (ii) $12.5 million of asset impairments and restaurant closing costs related to the relocation of certain restaurants and (iii) $11.0 million of severance expense incurred as a result of a restructuring event. 2016 includes: (i) $51.4 million of asset impairments and closing costs related to certain closure and restructuring initiatives, (ii) $43.1 million of asset impairments related to the refranchising of Outback Steakhouse South Korea and for our Puerto Rico subsidiary, (iii) $7.2 million of asset impairments and restaurant closing costs related to the relocation of certain restaurants and (iv) $5.5 million of severance expense as a result of a restructuring event and the relocation of our Fleming’s operations center to the corporate home office. 2015 includes $4.9 million of higher income from operations due to a change in our fiscal year end and $31.8 million of asset impairments and restaurant closing costs related to certain closure and restructuring initiatives.

(3)	Includes $27.0 million of loss on defeasance, extinguishment and modification of debt in 2016.

(4)	Fiscal year 2017 includes $0.11 of additional diluted earnings per share from a 53rd operating week.

(5)
On December 31, 2019, we recorded $1.3 billion of right-of-use assets and $1.5 billion of lease liabilities upon adoption of the new lease standard discussed in Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

(6)
In 2019, 2018, 2017, 2016 and 2015, we repurchased 5.5 million, 5.1 million, 13.8 million, 16.6 million and 7.6 million shares, respectively, of our outstanding common stock. During 2018, we issued 4.0 million shares of our common stock through the exercise of stock options.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes. For discussion of our consolidated and segment-level results of operations, non-GAAP measures, and liquidity and capital resources for fiscal year 2017, see our Annual Report on Form 10-K for the year ended December 30, 2018, filed with the SEC on February 27, 2019.

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 29, 2019, we owned and operated 1,173 restaurants and franchised 300 restaurants across 48 states, Puerto Rico, Guam and 21 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Executive Summary

Our 2019 financial results include:

•
An increase in Total revenues of 0.3% to $4.1 billion in 2019 as compared to 2018, driven primarily by higher comparable restaurant sales and the net impact of restaurant openings and closures. These increases were partially offset by the effect of foreign currency translation and domestic refranchising.

•
Income from operations increased to $191.1 million in 2019 as compared to $145.3 million in 2018, primarily due to higher comparable restaurant sales, the impact of certain cost savings initiatives and lower impairment charges and restaurant closing costs. These increases were partially offset by labor, commodity and operating expense inflation, delivery rollout costs and the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard.

Following is a summary of factors that impacted our operating results and liquidity in 2019 and significant actions we have taken during the year:

Refranchising - During 2019, we completed the sale of 18 of our U.S. Company-owned Carrabba’s Italian Grill restaurants to an existing franchisee for cash proceeds of $3.6 million, net of certain purchase price adjustments. See Note 4 - Disposals of the Notes to Consolidated Financial Statements for additional details.

Surplus Property Disposals - During 2019, we completed the sale of five of our U.S. surplus properties to a franchisee for cash proceeds of $12.7 million, net of certain purchase price adjustments. The transaction resulted in a net gain of $3.6 million, recorded within Other restaurant operating expense in our Consolidated Statements of Operations and Comprehensive Income.

Share Repurchase Programs and Dividends - We repurchased 5.5 million shares of common stock during 2019 for a total of $107.0 million and paid $35.7 million of dividends.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Business Strategies

In 2020, our key business strategies include:

•
Enhance the 360-Degree Customer Experience to Drive Sustainable Healthy Sales Growth. We plan to continue to make investments to enhance our core guest experience, increase off-premises dining occasions, remodel and relocate restaurants, invest in digital marketing and data personalization and utilize the Dine Rewards loyalty program and multimedia marketing campaigns to drive sales.

•
Drive Long-Term Shareholder Value. We plan to drive long-term shareholder value by reinvesting operational cash flow into our business, improving our credit profile and returning excess cash to shareholders through dividends and share repurchases.

•
Enrich Engagement Among Stakeholders. We take the responsibility to our people, customers and communities seriously and continue to invest in programs that support the well-being of those engaged with us.

•	Maximize International Opportunity. We continue to focus on existing geographic regions in South America, with strategic expansion in Brazil, and pursue global franchise opportunities.

We intend to fund our business strategies, drive revenue growth and margin improvement, in part by reinvesting savings generated by anticipated cost savings discussed below and productivity initiatives across our businesses.

Strategic Alternatives Review Update

In November 2019, we announced that we are exploring and evaluating strategic alternatives that have the potential to maximize value for our shareholders, including but not limited to, a possible sale of the Company. Since then, management has been actively working with the Board of Directors and its financial and legal advisors to review all aspects of the business and available opportunities.
Concurrently, we have built a plan that supports a growth-focused, operations centric organization. The pillars of this plan are as follows:

•	Aligned leadership, resources and structure to prioritize growth, efficiency and scale.

•	Simplified our corporate support functions to enable a more agile and operations-focused organization.

•	Rebalanced capital allocation policy, including doubling our dividend, while maintaining flexibility to pay down debt, repurchase shares and reinvest back in our business.

We are confident that these actions, coupled with our ongoing focus on driving sustainable healthy sales growth in our restaurants, will increase total shareholder return in 2020 and beyond.

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

Restaurant-level operating margin excludes various expenses, as discussed above, that are essential to support the operations of our restaurants and may materially impact our Consolidated Statements of Operations and Comprehensive Income. As a result, restaurant-level operating margin is not indicative of our consolidated results of operations and is presented exclusively as a supplement to, and not a substitute for, net income or income from operations. In addition, our presentation of restaurant operating margin may not be comparable to similarly titled measures used by other companies in our industry;

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation as of the periods indicated:

	DECEMBER 29, 2019	DECEMBER 30, 2018
Number of restaurants (at end of the period):
U.S.
Outback Steakhouse
Company-owned	579	579
Franchised	145	154
Total	724	733
Carrabba’s Italian Grill
Company-owned (1)	204	224
Franchised (1)	21	3
Total	225	227
Bonefish Grill
Company-owned	190	190
Franchised	7	7
Total	197	197
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	68	70
Other
Company-owned	4	5
U.S. Total	1,218	1,232
International
Company-owned
Outback Steakhouse - Brazil (2)	99	92
Other	29	33
Franchised
Outback Steakhouse - South Korea	72	76
Other	55	55
International Total	255	256
System-wide total	1,473	1,488
____________________

(1)	In 2019, we sold 18 Carrabba’s Italian Grill restaurants, which are now operated as franchises.

(2)	The restaurant counts for Brazil are reported as of November 30, 2019 and 2018, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, as indicated:

	FISCAL YEAR
	2019	2018
Revenues
Restaurant sales	98.4%	98.4%
Franchise and other revenues	1.6	1.6
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	31.4	31.9
Labor and other related (1)	29.6	29.5
Other restaurant operating (1)	24.1	23.8
Depreciation and amortization	4.8	4.9
General and administrative	6.6	6.9
Provision for impaired assets and restaurant closings	0.2	0.9
Total costs and expenses	95.4	96.5
Income from operations	4.6	3.5
Other expense, net	(*)	(*)
Interest expense, net	(1.2)	(1.1)
Income before Provision (benefit) for income taxes	3.4	2.4
Provision (benefit) for income taxes	0.2	(0.3)
Net income	3.2	2.7
Less: net income attributable to noncontrolling interests	*	0.1
Net income attributable to Bloomin’ Brands	3.2%	2.6%
____________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Revenues

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the period indicated:

FISCAL YEAR
(dollars in millions)	2019
For fiscal year 2018	$4,060.9
Change from:
Comparable restaurant sales (1)	62.5
Restaurant openings (1)	50.1
Effect of foreign currency translation	(35.9)
Divestiture of restaurants through refranchising transactions	(32.0)
Restaurant closings	(30.6)
For fiscal year 2019	$4,075.0
____________________

(1)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The increase in Restaurant sales in 2019 as compared to 2018 was primarily due to higher comparable restaurant sales and sales from 40 new restaurants not included in our comparable restaurant sales base. The increase in Restaurant sales was partially offset by: (i) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar, (ii) domestic refranchising and (iii) the closing of 40 restaurants since December 31, 2017.

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks, for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$3,663	$3,580
Carrabba’s Italian Grill	$2,934	$2,887
Bonefish Grill	$3,026	$3,012
Fleming’s Prime Steakhouse & Wine Bar	$4,422	$4,358
International
Outback Steakhouse - Brazil (1)	$3,684	$3,856

Operating weeks:
U.S.
Outback Steakhouse	30,119	30,265
Carrabba’s Italian Grill	10,864	11,660
Bonefish Grill	9,865	9,981
Fleming’s Prime Steakhouse & Wine Bar	3,613	3,628
International
Outback Steakhouse - Brazil	5,037	4,711
____________________

(1)	Translated at average exchange rates of 3.93 and 3.59 for 2019 and 2018, respectively.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases), for the periods indicated:

	FISCAL YEAR
	2019	2018 (1)
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more):
U.S. (2)
Outback Steakhouse	2.0%	4.0%
Carrabba’s Italian Grill	0.1%	0.2%
Bonefish Grill	0.1%	0.5%
Fleming’s Prime Steakhouse & Wine Bar	0.7%	0.8%
Combined U.S.	1.2%	2.5%
International
Outback Steakhouse - Brazil (3)	5.8%	(1.5)%

Traffic:
U.S.
Outback Steakhouse	(0.7)%	0.9%
Carrabba’s Italian Grill	0.2%	(4.1)%
Bonefish Grill	(1.7)%	(2.6)%
Fleming’s Prime Steakhouse & Wine Bar	0.1%	(4.3)%
Combined U.S.	(0.6)%	(0.8)%
International
Outback Steakhouse - Brazil	3.9%	(4.4)%

Average check per person (4):
U.S.
Outback Steakhouse	2.7%	3.1%
Carrabba’s Italian Grill	(0.1)%	4.3%
Bonefish Grill	1.8%	3.1%
Fleming’s Prime Steakhouse & Wine Bar	0.6%	5.1%
Combined U.S.	1.8%	3.3%
International
Outback Steakhouse - Brazil	1.8%	2.8%
____________________

(1)	For 2018, U.S. comparable restaurant sales and traffic compare the 52 weeks from January 1, 2018 through December 30, 2018 to the 52 weeks from January 2, 2017 through December 31, 2017.

(2)	Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(3)	Excludes the effect of fluctuations in foreign currency rates. Includes trading day impact from calendar period reporting.

(4)	Average check per person increases (decreases) include the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Franchise and other revenues

	FISCAL YEAR
(dollars in millions)	2019	2018
Franchise revenues (1)	$52.2	$52.9
Other revenues	12.2	12.6
Franchise and other revenues	$64.4	$65.5
____________________

(1)	Represents franchise royalties, advertising fees and initial franchise fees.

COSTS AND EXPENSES

Cost of sales

	FISCAL YEAR
(dollars in millions)	2019	2018	Change
Cost of sales	$1,277.8	$1,295.6
% of Restaurant sales	31.4%	31.9%	(0.5)%

Cost of sales, consisting of food and beverage costs, decreased as a percentage of Restaurant sales in 2019 as compared to 2018 primarily due to 0.6% from increases in average check per person and 0.4% from the impact of certain cost saving initiatives, partially offset by an increase as a percentage of Restaurant sales of 0.6% from commodity cost inflation.

In 2020, we expect commodity costs to increase approximately 2%.

Labor and other related expenses

	FISCAL YEAR
(dollars in millions)	2019	2018	Change
Labor and other related	$1,207.3	$1,197.3
% of Restaurant sales	29.6%	29.5%	0.1%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to Restaurant Managing Partners, costs related to field deferred compensation plans and other field incentive compensation expenses. Labor and other related expenses increased as a percentage of Restaurant sales in 2019 as compared to 2018 primarily due to 0.6% from wage rate increases, offset by decreases as a percentage of Restaurant sales of 0.4% from increases in average check per person and 0.2% from the impact of certain cost savings initiatives.

In 2020, we anticipate approximately 3.5% labor cost inflation.

Other restaurant operating expenses

	FISCAL YEAR
(dollars in millions)	2019	2018	Change
Other restaurant operating	$982.1	$967.1
% of Restaurant sales	24.1%	23.8%	0.3%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Other restaurant operating expenses increased as a percentage of

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales in 2019 as compared to 2018 primarily due to: (i) 0.5% from additional expense related to the rollout of delivery services, (ii) 0.4% from operating expense inflation and (iii) 0.3% from the impact of deferred gains on sale-leaseback transactions no longer recognized in 2019 as a result of adoption of the new lease accounting standard. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.5% from the impact of certain cost savings initiatives and 0.3% from increases in average check per person.

Depreciation and amortization

	FISCAL YEAR
(dollars in millions)	2019	2018	Change
Depreciation and amortization	$196.8	$201.6	$(4.8)

Depreciation and amortization decreased in 2019 as compared to 2018 primarily due to: (i) disposal of assets related to the sale-leaseback of certain properties, (ii) store closures and domestic refranchising and (iii) the effect of foreign currency translation. These decreases were partially offset by additional depreciation expense related to restaurant openings, relocations and remodels.

General and administrative expenses

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the changes in General and administrative expense for the period indicated:

FISCAL YEAR
(dollars in millions)	2019
For fiscal year 2018	$282.7
Change from:
Incentive compensation	(4.2)
Foreign currency exchange	(2.5)
Legal and professional fees	(2.9)
Severance	1.8
Other	0.3
For fiscal year 2019	$275.2

Provision for impaired assets and restaurant closings

	FISCAL YEAR
(dollars in millions)	2019	2018	Change
Provision for impaired assets and restaurant closings	$9.1	$36.9	$(27.8)

International Restructuring - We recognized asset impairment and closure charges of $2.0 million and $13.9 million during 2019 and 2018, respectively, related to restructuring of certain international markets, including Puerto Rico and China, within the international segment.

Express Concept Restructuring - In 2018, we recognized asset impairment charges of $7.4 million related to the restructuring of our Express concept, within the U.S. segment. As a part of the restructuring, three Express locations closed during 2019.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Refranchising - During 2019, we completed the sale of 18 of our U.S. Company-owned Carrabba’s Italian Grill restaurants to an existing franchisee. In connection with the sale of these restaurants, we recognized asset impairment charges of $5.5 million in 2018, within the U.S. segment.

The remaining impairment and closing charges for the periods presented primarily resulted from approved store closure initiatives, locations identified for remodel, relocation or closure and certain other assets.

We continue to pursue refranchising opportunities in select markets as we look to further optimize our restaurant portfolio. As a result of these transactions, we may record future net gains or losses, impairment charges and transaction related expenses.

Income from operations

	FISCAL YEAR
(dollars in millions)	2019	2018	Change
Income from operations	$191.1	$145.3
% of Total revenues	4.6%	3.5%	1.1%

The increase in Income from operations during 2019 as compared to 2018 was primarily due to: (i) higher comparable restaurant sales, (ii) the impact of certain cost saving initiatives and (iii) lower impairment charges and restaurant closing costs. These increases were partially offset by: (i) labor, commodity and operating expense inflation, (ii) additional expense related to the rollout of delivery services and (iii) the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard.

Interest expense, net

	FISCAL YEAR
(dollars in millions)	2019	2018	Change
Interest expense, net	$49.3	$44.9	$4.4

The increase in Interest expense, net during 2019 as compared to 2018 was primarily due to a higher fixed rate on the notional amount of our derivative instruments and higher average interest rates and borrowings outstanding, partially offset from the derecognition of certain lease-related debt obligations due to adoption of the new lease accounting standard.

Provision (benefit) for income taxes

	FISCAL YEAR
	2019	2018	Change
Effective income tax rate	5.3%	(9.2)%	14.5%

The net increase in the effective income tax rate in 2019 as compared to 2018 was primarily due to employment-related credits being a lower percentage of net income in 2019, excess tax benefits from equity-based compensation arrangements recorded in 2018 and an increase in the foreign tax rate differential in 2019. These increases were partially offset by a decrease in valuation allowances recorded against deferred income tax assets in 2019.

The effective income tax rate for 2019 was lower than the blended federal and state statutory rate of approximately 26%, primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips. The effective income tax rate for 2018 was lower than the blended federal and state statutory rate of approximately 26%, primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips and excess tax benefits from equity-based compensation arrangements.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segments

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

Refer to Note 21 - Segment Reporting of the Notes to Consolidated Financial Statements for a reconciliation of segment income from operations to the consolidated operating results.

U.S. Segment

	FISCAL YEAR
(dollars in thousands)	2019	2018
Revenues
Restaurant sales	$3,634,668	$3,634,198
Franchise and other revenues	53,250	53,041
Total revenues	$3,687,918	$3,687,239
Restaurant-level operating margin	14.2%	14.2%
Income from operations	$311,666	$288,959
Operating income margin	8.5%	7.8%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the period indicated:

FISCAL YEAR
(dollars in millions)	2019
For fiscal year 2018	$3,634.2
Change from:
Comparable restaurant sales (1)	42.8
Restaurant openings (1)	13.7
Divestiture of restaurants through refranchising transactions	(32.0)
Restaurant closures	(24.1)
For fiscal year 2019	$3,634.6
____________________

(1)
Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

U.S. Restaurant sales in 2019 were flat as compared to 2018 primarily due to higher comparable restaurant sales and sales from 12 new restaurants not included in our comparable restaurant sales base, offset by domestic refranchising and the closing of 22 restaurants since December 31, 2017.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income from operations

The increase in U.S. Income from operations generated in 2019 as compared to 2018 was primarily due to: (i) higher comparable restaurant sales, (ii) the impact of certain cost savings initiatives and (iii) lower impairment charges and restaurant closing costs. These increases were partially offset by: (i) labor, commodity and operating expense inflation, (ii) additional expense related to the rollout of delivery services and (iii) the impact of deferred gain amortization no longer recognized upon adoption of the new lease standard.

International Segment

	FISCAL YEAR
(dollars in thousands)	2019	2018
Revenues
Restaurant sales	$440,346	$426,673
Franchise and other revenues	11,125	12,501
Total revenues	$451,471	$439,174
Restaurant-level operating margin	20.3%	18.8%
Income from operations	$44,428	$22,001
Operating income margin	9.8%	5.0%

Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the period indicated:

FISCAL YEAR
(dollars in millions)	2019
For fiscal year 2018	$426.7
Change from:
Restaurant openings	36.3
Comparable restaurant sales	19.7
Effect of foreign currency translation	(35.9)
Restaurant closures	(6.5)
For fiscal year 2019	$440.3

The increase in international Restaurant sales in 2019 as compared to 2018 was primarily due to sales from 28 new restaurants not included in our comparable restaurant sales base and higher comparable restaurant sales. The increase in international Restaurant sales was partially offset by the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar and the closing of 18 restaurants since December 31, 2017.

Income from operations

The increase in international Income from operations in 2019 as compared to 2018 was primarily due to: (i) lower impairment and restaurant closing costs, (ii) the impact of certain cost savings initiatives, (iii) higher comparable restaurant sales, (iv) improved operating performance by our Abbraccio concept and (v) lower General and administrative expense, primarily from lower severance costs. These increases were partially offset by labor, operating and commodity expense inflation.

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

	FISCAL YEAR
(dollars in millions)	2019	2018
U.S.
Outback Steakhouse	$500	$513
Carrabba’s Italian Grill (1)	40	12
Bonefish Grill	13	14
U.S. Total	$553	$539
International
Outback Steakhouse-South Korea	$215	$208
Other	105	112
International Total	$320	$320
Total franchise sales (2)	$873	$859
____________________

(1)	In 2019, we sold 18 Carrabba’s Italian Grill restaurants, which are now operated as franchises.

(2)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

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

	FISCAL YEAR
	2019		2018
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.4%	31.4%	31.9%	31.9%
Labor and other related	29.6%	29.6%	29.5%	29.5%
Other restaurant operating	24.1%	24.2%	23.8%	23.9%

Restaurant-level operating margin	14.9%	14.7%	14.8%	14.7%
_________________

(1)
Includes unfavorable (favorable) adjustments recorded in Other restaurant operating expense (unless otherwise noted below) for the following activities, as described in the Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share table below for the periods indicated:

	FISCAL YEAR
(dollars in millions)	2019	2018
Legal and other matters (1)	$4.6	$—
Restaurant and asset impairments and closing costs	4.3	3.4
Restaurant relocations and related costs	(0.6)	0.7
	$8.3	$4.1

(1)	Includes adjustments of $2.7 million and $1.9 million recorded in Cost of sales and Other restaurant operating expense, respectively.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share - The following table reconciles Adjusted income from operations and the corresponding margins, Adjusted net income and Adjusted diluted earnings per share to their respective most comparable U.S. GAAP measures for the periods indicated:

	FISCAL YEAR
(in thousands, except share and per share data)	2019	2018
Income from operations	$191,090	$145,253
Operating income margin	4.6%	3.5%
Adjustments:
Severance (1)	$5,511	$3,493
Restaurant and asset impairments and closing costs (2)	3,550	29,542
Restaurant relocations and related costs (3)	3,208	8,647
Legal and other matters (4)	(2,996)	1,068
Total income from operations adjustments	$9,273	$42,750
Adjusted income from operations	$200,363	$188,003
Adjusted operating income margin	4.8%	4.6%

Net income attributable to Bloomin’ Brands	$130,573	$107,098
Adjustments:
Income from operations adjustments	9,273	42,750
Total adjustments, before income taxes	$9,273	$42,750
Adjustment to provision for income taxes (5)	(1,263)	(8,944)
Net adjustments	$8,010	$33,806
Adjusted net income	$138,583	$140,904

Diluted earnings per share	$1.45	$1.14
Adjusted diluted earnings per share	$1.54	$1.50

Diluted weighted average common shares outstanding	89,777	94,075
_________________

(1)	Relates to severance expense incurred as a result of restructuring activities.

(2)
Represents asset impairment charges and related costs primarily related to: (i) approved closure and restructuring initiatives, (ii) the restructuring of certain international markets, (iii) the restructuring of our Express concept in 2018 and (iv) reclassification of assets to held for sale in connection with refranchising certain restaurants in 2018. Also includes gains on the sale of certain surplus properties of $3.8 million in 2019.

(3)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.

(4)	Amount includes the recognition of certain value-added tax credits in Brazil of $4.6 million related to prior years offset by fees and expenses related to certain legal matters in 2019.

(5)	Represents income tax effect of the adjustments for the periods presented.

Liquidity and Capital Resources

LIQUIDITY

Our liquidity sources consist of cash flow from operations, cash and cash equivalents and credit capacity under our credit facilities. We expect to use cash primarily for general operating expenses, lease payments, share repurchases and dividend payments, payments on our debt, remodeling or relocating older restaurants, obligations related to our deferred compensation plans and investments in technology.

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

Cash and Cash Equivalents - As of December 29, 2019, we had $67.1 million in cash and cash equivalents, of which $21.1 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of December 29, 2019, we had aggregate accumulated foreign earnings of approximately $84.4 million. This amount primarily consists of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional material U.S. federal income taxes. These amounts are no longer considered indefinitely reinvested in our foreign subsidiaries. See Note 19 - Income Taxes of the Notes to Consolidated Financial Statements for further information regarding our indefinite reinvestment assertion.

Closure Initiatives - Total aggregate future undiscounted cash expenditures of $11.3 million to $13.8 million related to lease liabilities for certain closure initiatives are expected to occur over the remaining lease terms with the final term ending in January 2029.

Capital Expenditures - We estimate that our capital expenditures will total approximately $175 million to $190 million in 2020. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements.

Credit Facilities - As of December 29, 2019, we had $1.0 billion of outstanding borrowings under our Senior Secured Credit Facility. We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. See Note 13 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for further information. Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the periods indicated:

	SENIOR SECURED CREDIT FACILITY		TOTAL CREDIT FACILITIES
	TERM LOAN A	REVOLVING FACILITY
(dollars in thousands)
Balance as of December 31, 2017	$500,000	$600,000	$1,100,000
2018 new debt	—	478,000	478,000
2018 payments	(25,000)	(478,500)	(503,500)
Balance as of December 30, 2018	475,000	599,500	1,074,500
2019 new debt	—	670,800	670,800
2019 payments	(25,000)	(671,300)	(696,300)
Balance as of December 29, 2019 (1)	$450,000	$599,000	$1,049,000

Weighted-average interest rate, as of December 29, 2019	3.40%	3.44%
Principal maturity date	November 2022	November 2022
________________

(1)	Subsequent to December 29, 2019, we made payments of $65.0 million, net of borrowings, on our revolving credit facility.

Credit Agreement - On November 30, 2017, we and OSI, as co-borrowers, entered into a credit agreement (the “Credit Agreement”) with a syndicate of institutional lenders, providing for senior secured financing of up to $1.5 billion, consisting of a $500.0 million Term loan A and a $1.0 billion revolving credit facility (the “Senior Secured Credit Facility”), including letter of credit and swing line loan sub-facilities. As of December 29, 2019, we had $380.8 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $20.2 million.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Our Credit Agreement contains mandatory prepayment requirements of 50% of our annual excess cash flow, as defined in the Credit Agreement. The amount outstanding required to be prepaid may vary based on our leverage ratio and year end results. Other than the required minimum amortization premiums of $25.0 million, we do not anticipate any other payments will be required through December 27, 2020.

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

As of December 29, 2019 and December 30, 2018, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

Cash Flow Hedges of Interest Rate Risk - We have variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $550.0 million and mature on November 30, 2022. We pay a weighted-average fixed rate of 3.04% on the notional amount and receive payments from the counterparties based on the one-month LIBOR rate. See Note 16 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$317,603	$288,074
Net cash used in investing activities	(131,291)	(177,296)
Net cash used in financing activities	(189,359)	(164,352)
Effect of exchange rate changes on cash and cash equivalents	(1,631)	(4,146)
Net decrease in cash, cash equivalents and restricted cash	$(4,678)	$(57,720)

Operating activities - Net cash provided by operating activities increased during 2019 as compared to 2018 primarily due to: (i) the timing of collections of receivables, (ii) the timing of payments and (iii) lower purchases of inventory. Net cash provided by operating activities was partially offset by higher income tax and interest payments.

Investing activities - Net cash used in investing activities during 2019 primarily consisted of capital expenditures, partially offset by proceeds from the disposal of property, fixtures and equipment and proceeds from sale-leaseback transactions.

Net cash used in investing activities during 2018 primarily consisted of capital expenditures, partially offset by proceeds from sale-leaseback transactions and proceeds from the disposal of property, fixtures and equipment.

Financing activities - Net cash used in financing activities during 2019 primarily consisted of the following: (i) the repurchase of common stock, (ii) payment of cash dividends on our common stock, (iii) the net repayment of long-term debt and (iv) partner equity plan payments.

Net cash used in financing activities during 2018 primarily consisted of the following: (i) the repurchase of common stock, (ii) payment of cash dividends on our common stock, (iii) the net repayment of long-term debt and (iv) partner

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

equity plan payments. Net cash used in financing activities was partially offset by net proceeds from share-based compensation.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2019	DECEMBER 30, 2018
Current assets	$340,468	$335,483
Current liabilities	962,021	791,039
Working capital (deficit) (1)	$(621,553)	$(455,556)
_________________

(1)
During fiscal year 2019, net working capital (deficit) was negatively impacted by the recognition of approximately $170 million of current lease liabilities as a result of the adoption of the new lease accounting standard.

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $369.3 million and $342.7 million as of December 29, 2019 and December 30, 2018, respectively and (ii) current operating lease liabilities of $171.9 million as of December 29, 2019, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheet. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and make capital expenditures.

Deferred Compensation Programs - Certain Restaurant Managing Partners and Chef Partners in the U.S. (“U.S. Partners”) participate in deferred compensation programs that are subject to the rules of Section 409A of the Internal Revenue Code. The deferred compensation obligation due under these plans was $49.0 million and $69.6 million as of December 29, 2019 and December 30, 2018, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under these deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation was $9.1 million and $26.3 million as of December 29, 2019 and December 30, 2018, respectively.

We use working capital to fund the deferred compensation plans and currently expect annual cash funding of $9.0 million to $11.0 million in 2020. Actual funding of the deferred compensation obligations and future funding requirements may vary significantly depending on the actual performance compared to targets, timing of deferred payments of partner contracts, forfeiture rates, number of partner participants, growth of partner investments and our funding strategy.

Other Compensation Programs - Certain U.S. Partners participate in a non-qualified long-term compensation program that we fund as the obligation for each participant becomes due.

DIVIDENDS AND SHARE REPURCHASES

Dividends - In 2019 and 2018, we declared and paid quarterly cash dividends of $0.10 and $0.09 per share, respectively.

In February 2020, our Board declared a quarterly cash dividend of $0.20 per share, payable on March 13, 2020. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Share Repurchases - Following is a summary of our share repurchase programs as of December 29, 2019 (dollars in thousands):

SHARE REPURCHASE PROGRAM	BOARD APPROVAL DATE	AUTHORIZED	REPURCHASED	CANCELED	REMAINING
2014	December 12, 2014	$100,000	$100,000	$—	$—
2015	August 3, 2015	$100,000	69,999	$30,001	$—
2016	February 12, 2016	$250,000	139,892	$110,108	$—
July 2016	July 26, 2016	$300,000	247,731	$52,269	$—
2017	April 21, 2017	$250,000	195,000	$55,000	$—
2018	February 16, 2018	$150,000	113,967	$36,033	$—
2019	February 12, 2019	$150,000	106,992	$—	$43,008
Total share repurchase programs			$973,581

The following table presents our dividends and share repurchases for the periods indicated:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES (1)	TOTAL
Fiscal year 2019	$35,734	$106,992	$142,726
Fiscal year 2018	33,312	113,967	147,279
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2015	29,332	169,999	199,331
Total	$160,745	$973,581	$1,134,326
________________

(1)	Excludes share repurchases for the settlement of taxes related to equity awards of $180, $447 and $770 for fiscal years 2017, 2016 and 2015, respectively.

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

None.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

OTHER MATERIAL COMMITMENTS

Our operating lease obligations, debt obligations, contractual obligations and commitments as of December 29, 2019 are summarized in the following table:

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
(dollars in thousands)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Recorded Contractual Obligations
Operating leases (1)	$2,643,642	$179,168	$381,854	$364,911	$1,717,709
Long-term debt (2)	1,048,891	26,462	1,022,429	—	—
Deferred compensation and other partner obligations (3)	70,270	22,440	30,201	9,466	8,163
Other recorded contractual obligations (4)	23,640	4,559	4,267	1,963	12,851
Unrecorded Contractual Obligations
Interest (5)	128,150	44,764	83,386	—	—
Purchase obligations (6)	312,033	217,668	55,858	35,540	2,967
Total contractual obligations	$4,226,626	$495,061	$1,577,995	$411,880	$1,741,690
____________________

(1)	Amounts represent undiscounted future minimum rental commitments under non-cancelable operating leases. Includes $1.0 billion related to lease renewal options that are reasonably certain of exercise.

(2)	Includes finance lease obligations. Amount is net of unamortized debt issuance costs and discount of $2.7 million.

(3)
Includes deferred compensation obligations, deposits and other accrued obligations due to our restaurant partners. Timing and amounts of payments may vary significantly based on employee turnover, return of deposits and changes to buyout values.

(4)
Includes other long-term liabilities, primarily consisting of non-partner deferred compensation obligations. Unrecognized tax benefits are excluded from this table since it is not possible to estimate when these future payments will occur.

(5)
Projected future interest payments on long-term debt are based on interest rates in effect as of December 29, 2019 and assume only scheduled principal payments. Estimated interest expense includes the impact of our variable-to-fixed interest rate swap agreements.

(6)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have purchase obligations with various vendors that consist primarily of inventory, advertising, restaurant-level service contracts and technology.

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

The carrying value of goodwill as of December 29, 2019 was $288.4 million, which related to our U.S. and international reporting units. We performed our annual impairment test in the second quarter of 2019 by utilizing the qualitative approach and determined that there were no events or circumstances to indicate that it was more likely than not that the fair value of our reporting units was less than their carrying values.

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

Leases - On December 31, 2018, we adopted Accounting Standards Update (“ASU”) No. 2016-02: Leases (Topic 842) (“ASU No. 2016-02”) and its applicable amendments (the “new lease standard”), as described in detail within Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Upon adoption, we recognized right-of-use assets of $1.3 billion and corresponding lease liabilities of $1.5 billion.

We use judgment to determine the reasonably certain lease term, which in turn, impacts the applicable incremental borrowing rate (“IBR”) used to calculate the initial lease liability for each portfolio of leases. We determined the present value of the lease liabilities by using a country specific IBR and applying a single rate to the respective portfolio of leases based on term, regardless of the underlying asset type.

The reasonably certain lease term used in the evaluation of existing leases at transition and new leases after adoption of the new lease standard includes renewal option periods only in instances in which the exercise of the renewal option is reasonably certain because failure to exercise such an option would result in an economic penalty. Such an economic penalty would typically result from having to abandon a building or equipment with remaining economic value upon vacating a property.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We use our estimated IBR, which is derived from information available at the lease commencement date, in determining the present value of lease payments. We give consideration to market data as well as publicly available data for instruments with similar characteristics when calculating our IBR.

At the inception of each lease, we evaluate the property and the lease to determine whether the lease is an operating lease or a financing lease. This lease accounting evaluation may require significant judgment in determining the fair value and useful life of the leased property and the appropriate reasonably certain lease term. These judgments may produce materially different amounts of rent expense in a given reporting period than would be reported if different assumed lease terms were used.

Insurance Reserves - We carry insurance programs with specific retention levels or high per-claim deductibles for a significant portion of expected losses under our workers’ compensation, general or liquor liability, health, property and management liability insurance programs. For some programs, we maintain stop-loss coverage to limit the exposure relating to certain risks.

We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below our specified retention levels or per-claim deductible amounts. Our liability for insurance claims was $54.3 million and $55.8 million as of December 29, 2019 and December 30, 2018, respectively. In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Reserves recorded for workers’ compensation and general or liquor liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 50 basis point change in the discount rate in our insurance claim liabilities as of December 29, 2019, would have affected net earnings by $0.8 million in 2019.

Stock-Based Compensation - We have a stock-based compensation plan that permits the grant of stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards to our management and other key employees. We account for our stock-based employee compensation using a fair value-based method of accounting.

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

Estimates and assumptions are based upon information currently available, including historical experience and current business and economic conditions. A simultaneous 10% change in our volatility, forfeiture rate, weighted-average risk-free interest rate, dividend rate and term of grant in our stock option pricing model for 2019 would not have a material effect on net income.

Our performance-based share units (“PSUs”) require assumptions regarding the likelihood of achieving certain Company performance criteria set forth in the award agreements. Assumptions used in our assessment are consistent with our internal forecasts and operating plans.

If we assumed that the PSU performance conditions for stock-based awards were not met, stock-based compensation expense would have decreased by $10.5 million for 2019, including reversal of expense recorded in prior years. If we

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

assumed that all granted PSU share awards met or will meet their maximum threshold, expense would have increased by $1.7 million for 2019.

Income Taxes - Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years in which we expect those temporary differences to reverse. As of December 29, 2019, tax loss carryforwards and credit carryforwards that do not have a valuation allowance are expected to be recoverable within the applicable statutory expiration periods. We currently expect to utilize general business tax credit carryforwards within a four to six year period. However, our ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in assumptions regarding our level and composition of earnings, tax laws or the deferred tax valuation allowance and the results of tax audits, may materially impact the effective income tax rate.

Our income tax returns, like those of most companies, are periodically audited by U.S. and foreign tax authorities. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and generally accepted accounting principles. A tax benefit from an uncertain position is recognized only if it is more likely than not that the position is sustainable based on its technical merits. For uncertain tax positions that do not meet this threshold, we recognize a liability. The liability for unrecognized tax benefits requires significant management judgment regarding exposures about our various tax positions. These assumptions and probabilities are reviewed and updated based upon new information. An unfavorable tax settlement generally requires the use of cash and an increase in the amount of income tax expense we recognize.

Revenue Recognition - We sell gift cards to customers in our restaurants, through our websites and through select third parties. A liability is initially established for the value of the gift card when sold. We recognize revenue from gift cards when the card is redeemed by the customer. There is uncertainty when calculating gift card breakage, the amount of gift cards which will not be redeemed, because management is required to make assumptions and to apply judgment regarding the effects of future events. We recognize gift card breakage revenue using estimates based on historical redemption patterns. If actual redemptions vary from the estimated breakage, gift card breakage revenue may differ from the amount recorded. We periodically update our estimates used for breakage and apply that rate to gift card redemptions. A change in our breakage rate estimates by 50 basis points would have resulted in an adjustment in our breakage revenue of $2.0 million for 2019.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted in 2019 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements of this Report.

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

As of December 29, 2019, our interest rate risk was primarily from variable interest rate changes on our Senior Secured Credit Facility. To manage the risk of fluctuations in variable interest rate debt, we have interest rate swaps for an aggregate notional amount of $550.0 million that mature on November 30, 2022.

We utilize valuation models to estimate the effects of changing interest rates. The following table summarizes the changes to fair value and interest expense under a shock scenario. This analysis assumes that interest rates change suddenly, as an interest rate “shock” and continue to increase or decrease at a consistent level above or below the LIBOR curve.

	DECEMBER 29, 2019
(dollars in thousands)	INCREASE	DECREASE
Change in fair value (1):
Interest rate swap	$15,210	$(15,746)

Change in annual interest expense (2):
Variable rate debt	$4,896	$(4,896)
________________

(1)	The potential change from a hypothetical 100 basis point increase (decrease) in short-term interest rates.

(2)
The potential change from a hypothetical 100 basis point increase (decrease) in short-term interest rates based on the LIBOR curve. The curve ranges from our interest rate of 151 basis points to 168 basis points.

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

For 2019, 10.9% of our revenue was generated in foreign currencies. A 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net income for our foreign entities by $49.0 million and $3.4 million, respectively.

BLOOMIN’ BRANDS, INC.

Commodity Pricing Risk

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish, and we are subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices. The related agreements may contain contractual features that limit the price paid by establishing certain price floors and caps. Extreme changes in commodity prices or long-term changes could affect our financial results adversely. We expect that in most cases increased commodity prices could be passed through to our customers through increases in menu prices. However, if there is a time lag between the increasing commodity prices and our ability to increase menu prices, or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected. Additionally, from time to time, competitive circumstances could limit menu price flexibility, and in those cases, margins would be negatively impacted by increased commodity prices.

Historically, we have utilized derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices. As of December 29, 2019 and December 30, 2018, no derivatives were included in our consolidated financial statements.

In addition to the market risks identified above, we are subject to business risk as our U.S. beef supply is highly dependent upon a limited number of vendors. If these vendors were unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies. See Note 20 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further details.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2019 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2019.

The effectiveness of our internal control over financial reporting as of December 29, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

BLOOMIN’ BRANDS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bloomin’ Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bloomin’ Brands, Inc. and its subsidiaries (the “Company”) as of December 29, 2019 and December 30, 2018, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 29, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019. This matter is also discussed below as a critical audit matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of the Leases Accounting Standard - Estimation of the Lease Liability Lease Term

As described above as a change in accounting principle and in Notes 2 and 17 to the consolidated financial statements, the Company adopted the new leases accounting standard effective December 31, 2018. Upon adoption, the Company recognized right-of-use (ROU) assets of $1.3 billion and corresponding lease liabilities of $1.5 billion. As disclosed by management, the Company uses judgment to determine the reasonably certain lease term, which in turn, impacts the applicable incremental borrowing rate (IBR) used to calculate the initial lease liability for each portfolio of leases. Management determined the present value of the lease liabilities by using a country specific IBR and applying a single rate to the respective portfolio of leases based on term, regardless of the underlying asset type. The reasonably certain lease term used in the evaluation of existing leases at transition and new leases after adoption of the new lease standard includes renewal option periods only in instances in which the exercise of the renewal option is reasonably certain because failure to exercise such an option would result in an economic penalty. Management gives consideration to market data as well as publicly available data for instruments with similar characteristics when calculating the IBR.

The principal considerations for our determination that performing procedures relating to the adoption of the leases accounting standard - estimation of the lease liability lease term is a critical audit matter are there was significant judgment by management when determining the lease term, which is utilized to determine the applicable IBR used to calculate the lease liability for the respective portfolio of leases, which in turn led to significant auditor judgment and subjectivity in performing procedures to evaluate management’s conclusions related to the lease term and applicable IBR. Also, there was significant audit effort in performing procedures due to the large volume of contracts that management evaluated under the new accounting standard and the significance of the ROU asset and lease liability balance recorded at the adoption date.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls

BLOOMIN’ BRANDS, INC.

relating to the adoption of the leases accounting standard and management’s review of the reasonably certain lease term in determining the appropriate IBR to apply. These procedures also included, among others, evaluating the reasonableness of assumptions used by management, including the lease term and applicable IBR. Evaluating the reasonableness of management’s assumption relating to the terms of the leases involved evaluating a sample of contracts and assessing any extension or termination clauses, evaluating whether the lease terms determined by management were consistent with management’s plans or past experience, and whether management’s evaluation of the certainty related to extending or terminating the lease is consistent with evidence obtained in other areas of the audit. Evaluating the reasonableness of management’s assumption relating to the IBR involved evaluating the consistency with the rates of interest on similar debt arrangements.

Insurance Reserves

As described in Notes 2 and 20 to the consolidated financial statements, the Company’s consolidated insurance reserve balance was $54.3 million as of December 29, 2019. The Company carries insurance programs with specific retention levels or high per-claim deductibles for a significant portion of expected losses under its workers’ compensation, general or liquor liability, health, property and management liability insurance programs. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, management considers certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims, claim development history and settlement practices. Reserves recorded for workers’ compensation and general liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves is a critical audit matter are there was significant judgment by management when developing the estimated reserves, which in turn led to significant auditor judgment, subjectivity, and effort in performing procedures relating to certain actuarial assumptions and judgments used to estimate incurred but not reported claims, including claim development history, economic conditions, and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of insurance reserves. These procedures also included, among others, evaluating management’s process for developing the insurance reserves including actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims, and settlement practices and testing the claim development history. Evaluating the assumptions related to estimated claims involved evaluating whether the assumptions used were reasonable considering claim history, economic conditions, and consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in testing the appropriateness of management’s actuarial methods in determining the insurance reserves and evaluating the reasonableness of assumptions related to economic conditions and discount rate.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 26, 2020

We have served as the Company’s auditor since 1998.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 29, 2019	DECEMBER 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$67,145	$71,823
Inventories	86,861	72,812
Other current assets, net	186,462	190,848
Total current assets	340,468	335,483
Property, fixtures and equipment, net	1,036,077	1,115,929
Operating lease right-of-use assets	1,266,548	—
Goodwill	288,439	295,427
Intangible assets, net	470,615	503,972
Deferred income tax assets, net	73,426	92,990
Other assets, net	117,110	120,973
Total assets	$3,592,683	$2,464,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$174,877	$174,488
Accrued and other current liabilities	391,451	246,653
Unearned revenue	369,282	342,708
Current portion of long-term debt	26,411	27,190
Total current liabilities	962,021	791,039
Non-current operating lease liabilities	1,279,051	—
Deferred rent	—	167,027
Deferred income tax liabilities	13,777	14,790
Long-term debt, net	1,022,293	1,067,585
Long-term portion of deferred gain on sale-leaseback transactions, net	—	177,983
Other long-term liabilities, net	138,060	191,533
Total liabilities	3,415,202	2,409,957
Commitments and contingencies (Note 20)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of December 29, 2019 and December 30, 2018	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 86,945,869 and 91,271,825 shares issued and outstanding as of December 29, 2019 and December 30, 2018, respectively	869	913
Additional paid-in capital	1,094,338	1,107,582
Accumulated deficit	(755,089)	(920,010)
Accumulated other comprehensive loss	(169,776)	(142,755)
Total Bloomin’ Brands stockholders’ equity	170,342	45,730
Noncontrolling interests	7,139	9,087
Total stockholders’ equity	177,481	54,817
Total liabilities and stockholders’ equity	$3,592,683	$2,464,774

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	FISCAL YEAR
	2019	2018	2017
Revenues
Restaurant sales	$4,075,014	$4,060,871	$4,164,063
Franchise and other revenues	64,375	65,542	59,073
Total revenues	4,139,389	4,126,413	4,223,136
Costs and expenses
Cost of sales	1,277,824	1,295,588	1,317,110
Labor and other related	1,207,289	1,197,297	1,219,593
Other restaurant operating	982,051	967,099	996,180
Depreciation and amortization	196,811	201,593	192,282
General and administrative	275,239	282,720	306,956
Provision for impaired assets and restaurant closings	9,085	36,863	52,329
Total costs and expenses	3,948,299	3,981,160	4,084,450
Income from operations	191,090	145,253	138,686
Loss on extinguishment and modification of debt	—	—	(1,069)
Other (expense) income, net	(143)	(11)	14,912
Interest expense, net	(49,257)	(44,937)	(41,392)
Income before Provision (benefit) for income taxes	141,690	100,305	111,137
Provision (benefit) for income taxes	7,573	(9,233)	7,529
Net income	134,117	109,538	103,608
Less: net income attributable to noncontrolling interests	3,544	2,440	2,315
Net income attributable to Bloomin’ Brands	$130,573	$107,098	$101,293

Net income	$134,117	$109,538	$103,608
Other comprehensive income:
Foreign currency translation adjustment	(16,625)	(36,132)	8,959
Unrealized (loss) gain on derivatives, net of tax	(11,944)	(7,100)	627
Reclassification of adjustment for loss on derivatives included in Net income, net of tax	1,805	120	2,381
Comprehensive income	107,353	66,426	115,575
Less: comprehensive income attributable to noncontrolling interests	3,801	2,884	2,338
Comprehensive income attributable to Bloomin’ Brands	$103,552	$63,542	$113,237

Earnings per share:
Basic	$1.47	$1.16	$1.05
Diluted	$1.45	$1.14	$1.02
Weighted average common shares outstanding:
Basic	88,839	92,042	96,365
Diluted	89,777	94,075	99,707

Cash dividends declared per common share	$0.40	$0.36	$0.32

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

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 30, 2018	91,272	$913	$1,107,582	$(920,010)	$(142,755)	$9,087	$54,817
Cumulative-effect from a change in accounting principle, net of tax	—	—	—	141,285	—	—	141,285
Net income	—	—	—	130,573	—	3,544	134,117
Other comprehensive (loss) income, net of tax	—	—	—	—	(27,055)	291	(26,764)
Cash dividends declared, $0.40 per common share	—	—	(35,734)	—	—	—	(35,734)
Repurchase and retirement of common stock	(5,469)	(55)	—	(106,937)	—	—	(106,992)
Stock-based compensation	—	—	19,951	—	—	—	19,951
Common stock issued under stock plans (1)	1,143	11	2,696	—	—	—	2,707
Purchase of noncontrolling interests	—	—	(157)	—	34	82	(41)
Distributions to noncontrolling interests	—	—	—	—	—	(7,214)	(7,214)
Contributions from noncontrolling interests	—	—	—	—	—	1,349	1,349
Balance, December 29, 2019	86,946	$869	$1,094,338	$(755,089)	$(169,776)	$7,139	$177,481

________________

(1)	Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2019	2018	2017
Cash flows provided by operating activities:
Net income	$134,117	$109,538	$103,608
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	196,811	201,593	192,282
Amortization of deferred discounts and issuance costs	2,517	2,561	2,868
Amortization of deferred gift card sales commissions	26,094	27,227	26,751
Provision for impaired assets and restaurant closings	9,085	36,863	52,329
Non-cash operating lease costs	73,357	—	—
Stock-based and other non-cash compensation expense	24,651	27,433	25,938
Deferred income tax benefit	(25,890)	(29,490)	(28,051)
Loss on extinguishment and modification of debt	—	—	1,069
Loss (gain) on sale of a business or subsidiary	206	—	(15,632)
Recognition of deferred gain on sale-leaseback transactions	—	(12,336)	(11,872)
(Gain) loss on disposal of property, fixtures and equipment	(2,984)	(585)	2,461
Other, net	(10,471)	4,943	2,951
Change in assets and liabilities:
(Increase) decrease in inventories	(15,388)	(24,707)	11,065
Increase in other current assets	(40,519)	(25,405)	(12,262)
Increase in other assets	(890)	(3,190)	(1,585)
Decrease in operating right-of-use assets, net	391	—	—
(Decrease) increase in accounts payable and accrued and other current liabilities	(23,497)	(39,871)	53,880
Increase in deferred rent	—	8,737	12,079
Increase (decrease) in unearned revenue	26,676	12,199	(5,855)
Decrease in operating lease liabilities	(69,886)	—	—
Increase (decrease) in other long-term liabilities	13,223	(7,436)	(3,022)
Net cash provided by operating activities	317,603	288,074	409,002
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	18,291	14,041	1,020
Proceeds from sale-leaseback transactions, net	7,085	16,160	98,840
Proceeds from sale of a business, net of cash divested	—	—	39,196
Capital expenditures	(161,926)	(208,224)	(260,589)
Other investments, net	5,259	727	(1,582)
Net cash used in investing activities	$(131,291)	$(177,296)	$(123,115)

		(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2019	2018	2017
Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net	$—	$1,637	$621,603
Extinguishment and modification of debt	—	—	(1,193,719)
Repayments of long-term debt	(27,259)	(26,686)	(75,528)
Proceeds from borrowings on revolving credit facilities, net	670,800	476,829	1,345,761
Repayments of borrowings on revolving credit facilities	(671,300)	(478,500)	(676,500)
Proceeds from failed sale-leaseback transactions, net	—	—	5,942
Proceeds from share-based compensation, net	2,707	36,612	10,439
Distributions to noncontrolling interests	(7,214)	(6,943)	(5,973)
Contributions from noncontrolling interests	1,349	2,037	873
Purchase of limited partnership and noncontrolling interests	(41)	(2,112)	(5,713)
Payments for partner equity plan	(15,675)	(19,947)	(16,786)
Repurchase of common stock	(106,992)	(113,967)	(272,916)
Cash dividends paid on common stock	(35,734)	(33,312)	(30,988)
Net cash used in financing activities	(189,359)	(164,352)	(293,505)
Effect of exchange rate changes on cash and cash equivalents	(1,631)	(4,146)	975
Net decrease in cash, cash equivalents and restricted cash	(4,678)	(57,720)	(6,643)
Cash, cash equivalents and restricted cash as of the beginning of the period	71,823	129,543	136,186
Cash, cash equivalents and restricted cash as of the end of the period	$67,145	$71,823	$129,543
Supplemental disclosures of cash flow information:
Cash paid for interest	$47,893	$41,681	$40,475
Cash paid for income taxes, net of refunds	23,995	15,839	33,392
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$67,955	$—	$—
Leased assets obtained in exchange for new finance lease liabilities	208	—	—
(Decrease) increase in liabilities from the acquisition of property, fixtures and equipment or capital leases	(2,899)	2,699	(4,747)

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

To ensure timely reporting, the Company consolidates the results of its Brazil operations on a one month calendar lag. There were no intervening events that would materially affect the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended December 29, 2019.

Principles of Consolidation - All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities’ operations. The Company is a franchisor of 300 restaurants as of December 29, 2019, but does not possess any ownership interests in its franchisees and does not provide material financial support to its franchisees. These franchise relationships are not deemed variable interest entities and are not consolidated.

Investments in entities the Company does not control, but where the Company’s interest is generally between 20% and 50% and the Company has the ability to exercise significant influence over the entity, are accounted for under the equity method.

Fiscal Year - The Company utilizes a 52-53 week year ending on the last Sunday in December. In a 52 week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter. Fiscal year 2017 consisted of 53 weeks and fiscal years 2019 and 2018 consisted of 52 weeks.

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

Cash and Cash Equivalents - Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less. Cash and cash equivalents include $44.8 million and $47.1 million, as of December 29, 2019 and December 30, 2018, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

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

Property, Fixtures and Equipment - Property, fixtures and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful life of the assets. Estimated useful lives by major asset category are generally as follows:

Buildings (1)	5 to 30 years
Furniture and fixtures	5 to 7 years
Equipment	2 to 7 years
Computer equipment and software	3 to 7 years

____________________

(1)	Includes improvements to leased properties which are depreciated over the shorter of their useful life or the reasonably certain lease term, including renewal periods that are reasonably certain.

Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. Effective September 30, 2019, the Company changed the estimated useful life of its leasehold improvements from 20 years to 30 years (or the reasonably certain lease term) for leasehold improvements associated with ground leases placed in service on or after that date. The change in useful life was adopted based on historical experience related to the use of leasehold improvements and the expectation of future usability considering the Company’s revised site selection strategy in recent years to focus on securing prime locations and ground leases for restaurant development and relocations. The change in estimated useful life did not have a material impact on the Company’s consolidated financial statements.

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

The Company capitalizes direct and indirect internal costs associated with the acquisition, development, design and construction of Company-owned restaurant locations as these costs have a future benefit to the Company. Upon restaurant opening, these costs are depreciated and charged to depreciation and amortization expense. Internal costs of $6.4 million, $6.9 million and $9.1 million were capitalized during 2019, 2018 and 2017, respectively.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For 2019 and 2018, computer equipment and software costs of $7.4 million and $13.5 million, respectively, were capitalized. As of December 29, 2019 and December 30, 2018, there was $25.7 million and $33.2 million, respectively, of unamortized computer equipment and software included in Property, fixtures and equipment, net on the Company’s Consolidated Balance Sheets.

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

Definite-lived intangible assets, which consist primarily of trademarks, franchise agreements and reacquired franchise rights, are amortized over their estimated useful lives and are tested for impairment, using the discounted cash flow method, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The Company amortizes deferred financing fees to interest expense over the term of the respective financing arrangement, primarily using the effective interest method. The Company amortized deferred financing fees of $2.5 million, $2.6 million and $2.9 million to interest expense for 2019, 2018 and 2017, respectively.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Insurance Reserves - The Company carries insurance programs with specific retention levels or high per-claim deductibles for a significant portion of expected losses under its workers’ compensation, general or liquor liability, health, property and management liability insurance programs. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, the Company considers actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims, claim development history and settlement practices. Reserves recorded for workers’ compensation and general liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

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

Proceeds from the sale of gift cards, which do not have expiration dates, are recorded as deferred revenue and recognized as revenue upon redemption by the customer. The Company applies the portfolio approach practical expedient to account for gift card contracts and performance obligations. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized using estimates based on historical redemption patterns. If actual redemptions vary from the estimated breakage, gift card breakage income may differ from the amount recorded. The Company periodically updates its estimates used for breakage. Breakage revenue is recorded as a component of Restaurant sales in the Company’s Consolidated Statements of Operations and Comprehensive Income. Approximately 85% of deferred gift card revenue is expected to be recognized within 12 months of inception. Gift card sales that are accompanied by a bonus gift card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale. Revenue is recorded when the bonus card is redeemed or expires at the estimated fair market value of the bonus card.

Gift card sales commissions paid to third-party providers are capitalized and subsequently amortized to Other restaurant operating expense based on historical gift card redemption patterns. See Note 3 - Revenue Recognition for rollforwards of deferred gift card sales commissions and unearned gift card revenue.

Advertising fees charged to franchisees are recognized as Franchise revenue in the Company’s Consolidated Statements of Operations and Comprehensive Income. Initial franchise and renewal fees are recognized over the term of the franchise agreement and renewal period, respectively. The weighted average remaining term of franchise agreements and renewal periods was approximately 14 years as of December 29, 2019.

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

Leases - Effective December 31, 2018, the Company’s lease accounting policies changed in conjunction with its adoption of Accounting Standards Update (“ASU”) No. 2016-02: Leases (Topic 842) (“ASU No. 2016-02”), ASU No.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transitioning to Topic 842,” (“ASU No. 2018-01”) and ASU No. 2018-11: Leases (Topic 842): Targeted Improvements (“ASU No. 2018-11”). See discussion of ASU No. 2016-02, ASU No. 2018-01 and ASU No. 2018-11 in Recently Adopted Financial Accounting Standards below.

The Company’s determination of whether an arrangement contains a lease is based on an evaluation of whether the arrangement conveys the right to use and control specific property or equipment. The Company leases restaurant and office facilities and certain equipment under operating leases primarily having initial terms between one and 20 years. Restaurant facility leases generally have renewal periods totaling five to 30 years, exercisable at the option of the Company. Contingent rentals represent payment of variable lease obligations based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement for certain restaurant facility leases. The Company also has certain leases, which reset periodically based on a specified index. Such leases are recorded using the index that existed at lease commencement. Subsequent changes in the index are recorded as variable rental payments. Variable rental payments are expensed as incurred in the Company’s Consolidated Statements of Operations and Comprehensive Income and future variable rent obligations are not included within the lease liabilities on the Consolidated Balance Sheet. The depreciable life of lease assets and leasehold improvements are limited by the expected lease term. None of the Company’s leases contain any material residual value guarantees or material restrictive covenants.

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

Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably certain. Rent expense is recorded in Other restaurant operating in the Company’s Consolidated Statements of Operations and Comprehensive Income. Payments received from landlords as incentives for leasehold improvements are recorded as a reduction of the right-of-use asset and amortized on a straight-line basis over the term of the lease as a reduction of rent expense.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restaurant closure costs, including lease termination fees, are expensed as incurred. When the Company ceases using the property rights under a non-cancelable operating lease, it records a liability for the net present value of any remaining non-rent lease related obligations as a result of lease termination, less the estimated subtenant cost recovery that can reasonably be obtained for the property. Any subsequent adjustment to that liability as a result of lease termination or changes in estimates of cost recovery is recorded in the period incurred. The associated expense is recorded in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable.

Advertising Costs - Advertising production costs are expensed in the period when the advertising first occurs. All other advertising costs are expensed in the period in which the costs are incurred. Advertising expense of $146.1 million, $147.8 million and $151.4 million for 2019, 2018 and 2017, respectively, was recorded in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Legal Costs - Settlement costs are accrued when they are deemed probable and reasonably estimable. Legal fees are recognized as incurred and are reported in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Research and Development Expenses (“R&D”) - R&D is expensed as incurred in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income. R&D primarily consists of payroll and benefit costs. R&D was $3.4 million, $3.8 million and $3.9 million for 2019, 2018 and 2017, respectively.

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

Certain Restaurant Managing Partners and Chef Partners in the U.S. (“U.S. Partners”) may also participate in deferred compensation programs and other performance-based compensation programs. The Company may invest in corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of certain of the Company’s obligations under the deferred compensation plans.

Many of the Company’s international Restaurant Managing Partners are given the option to purchase participation interests in the cash distributions of the restaurants they manage. The amount, terms and availability vary by country.

The Company estimates future bonuses and deferred compensation obligations to U.S. Partners and Area Operating Partners, using current and historical information on restaurant performance and records the long-term portion of partner obligations in Other long-term liabilities, net on its Consolidated Balance Sheets. Monthly Payments and deferred compensation expenses for U.S. Partners are included in Labor and other related expenses and Monthly Payments and bonus expense for Area Operating Partners are included in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Recently Adopted Financial Accounting Standards - On December 31, 2018, the Company adopted ASU No. 2016-02, ASU No. 2018-01, and ASU No. 2018-11. ASU No. 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU No. 2018-01 allows an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the Company’s adoption of ASU No. 2016-02. ASU No. 2018-11 allows for an additional transition method, which permits use of the effective date of adoption as the date of initial application of ASU No. 2016-02 without restating comparative period financial statements and provides entities with a practical expedient that allows entities to elect not to separate lease and non-lease components when certain conditions are met.

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

Other restaurant operating expense increased during 2019 from the adoption of ASU No. 2016-02 since the Company no longer recognizes the benefit of deferred gains on sale-leaseback transactions through its statements of operations over the corresponding lease term. During 2018 and 2017, the Company recognized $12.3 million and $11.9 million, respectively, of sale-leaseback deferred gain amortization.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Recently Issued Financial Accounting Standards Not Yet Adopted - In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU No. 2016-13”), which requires measurement and recognition of losses for financial instruments under the current expected credit loss model (“CECL model”) versus incurred losses under current guidance. The Company’s allowance for credit losses will generally increase under the CECL model. The Company’s adoption of ASU No. 2016-13 and its related amendments (“the new credit loss standard”) on December 30, 2019 did not have a material effect on the Company’s consolidated financial statements. Measurement processes and related controls have been implemented by the Company to ensure compliance with the new credit loss standard.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (“ASU No. 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. Under ASU No. 2018-15, implementation costs incurred by customers in cloud computing arrangements are deferred and recognized over the term of the arrangement similar to internal-use software guidance. The Company’s prospective adoption of ASU No. 2018-15 on December 30, 2019 did not have a material effect on its consolidated financial statements. The Company will defer and recognize allowable implementation costs for future cloud computing projects which may be material to future reporting periods.

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

3.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Revenues
Restaurant sales	$4,075,014	$4,060,871	$4,164,063
Franchise and other revenues
Franchise revenue	$52,147	$52,906	$47,021
Other revenue	12,228	12,636	12,052
Total Franchise and other revenues	$64,375	$65,542	$59,073
Total revenues	$4,139,389	$4,126,413	$4,223,136

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table includes the disaggregation of Restaurant sales and Franchise revenue, by restaurant concept and major international market, for the periods indicated:

	FISCAL YEAR
	2019		2018		2017
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse (1)	$2,135,776	$38,614	$2,098,696	$40,422	$2,141,506	$34,978
Carrabba’s Italian Grill (1)	613,031	2,112	647,454	601	673,872	553
Bonefish Grill	574,004	787	578,139	833	600,717	925
Fleming’s Prime Steakhouse & Wine Bar	307,199	—	304,064	—	296,982	—
Other	4,658	—	5,845	—	589	—
U.S. total	$3,634,668	$41,513	$3,634,198	$41,856	$3,713,666	$36,456
International
Outback Steakhouse Brazil	$355,837	$—	$348,394	$—	$377,158	$—
Other (2)	84,509	10,634	78,279	11,050	73,239	10,565
International total	$440,346	$10,634	$426,673	$11,050	$450,397	$10,565
Total	$4,075,014	$52,147	$4,060,871	$52,906	$4,164,063	$47,021
____________________

(1)
In 2019, the Company sold 18 Carrabba’s Italian Grill restaurants. In 2017, the Company sold 53 Outback Steakhouse restaurants and one Carrabba’s Italian Grill restaurant. These restaurants are now operated as franchises.

(2)	Includes Restaurant sales for the Company’s Abbraccio concept in Brazil.

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2019	DECEMBER 30, 2018
Other current assets, net
Deferred gift card sales commissions	$18,554	$16,431

Unearned revenue
Deferred gift card revenue	$358,757	$333,794
Deferred loyalty revenue	10,034	8,424
Deferred franchise fees - current	491	490
Total Unearned revenue	$369,282	$342,708

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,599	$4,531

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Balance, beginning of period	$16,431	$16,231	$15,584
Deferred gift card sales commissions amortization	(26,094)	(27,227)	(26,751)
Deferred gift card sales commissions capitalization	29,894	28,980	29,412
Other	(1,677)	(1,553)	(2,014)
Balance, end of period	$18,554	$16,431	$16,231

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Balance, beginning of period	$333,794	$323,628	$331,803
Gift card sales	420,229	419,172	440,946
Gift card redemptions	(376,477)	(388,954)	(426,174)
Gift card breakage	(18,789)	(20,052)	(22,947)
Balance, end of period	$358,757	$333,794	$323,628

4.         Disposals

Refranchising - During 2019, the Company completed the sale of 18 of its existing U.S. Company-owned Carrabba’s Italian Grill restaurants to an existing franchisee for cash proceeds of $3.6 million, net of certain purchase price adjustments.

In 2017, the Company completed the sale of 54 of its existing U.S. Company-owned Outback Steakhouse and Carrabba’s Italian Grill restaurants to two of its existing franchisees (the “Buyers”) for aggregate cash proceeds of $36.2 million, net of certain closing adjustments. The transactions resulted in an aggregate net gain of $7.4 million, recorded within Other (expense) income, net, in the Consolidated Statements of Operations and Comprehensive Income, and is net of an impairment of $1.7 million related to certain Company-owned assets leased to the Buyers. Included in the cash proceeds are initial franchise fees of $2.2 million that were recorded within Franchise and other revenues in the Consolidated Statements of Operations and Comprehensive Income.

The restaurants in the transactions above are now operated as franchises and the Company remains contingently liable on certain real estate lease agreements assigned to the franchisees. See Note 20 - Commitments and Contingencies for additional details regarding lease guarantees.

Surplus Property Disposals - During 2019, the Company completed the sale of five of its U.S. surplus properties to a franchisee for cash proceeds of $12.7 million, net of certain purchase price adjustments. The transaction resulted in a net gain of $3.6 million, recorded within Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Other Disposals - During 2017, the Company closed and completed the sale of one U.S. Company-owned Carrabba’s Italian Grill restaurant for a purchase price of $9.9 million, net of closing costs. The sale resulted in a net gain of $8.4 million, recorded in Other (expense) income, net, in the Company’s Consolidated Statements of Operations and Comprehensive Income.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.     Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Impairment losses
U.S.	$6,381	$15,342	$15,325
International	2,026	11,457	10,124
Corporate	727	—	—
Total impairment losses	$9,134	$26,799	$25,449
Restaurant closure expenses
U.S.	$(105)	$6,536	$26,749
International	56	3,528	131
Total restaurant closure expenses	$(49)	$10,064	$26,880
Provision for impaired assets and restaurant closings	$9,085	$36,863	$52,329

Closure Initiative and Restructuring Costs - Following is a summary of expenses related to the 2017 Closure Initiative and the Bonefish Restructuring (the “Closure Initiatives”), recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Impairment, facility closure and other expenses
2017 Closure Initiative (1)	$1,717	$1,662	$20,352
Bonefish Restructuring (2)	(19)	1,405	3,783
Impairment, facility closure and other expenses - Provision for impaired assets and restaurant closings	$1,698	$3,067	$24,135
Severance and other expenses
2017 Closure Initiative (1)	$1,108	$434	$3,299
Bonefish Restructuring (2)	—	136	67
Severance and other expenses - General and administrative expense	$1,108	$570	$3,366
Reversal of deferred rent liability
2017 Closure Initiative (1)	$(96)	$(469)	$(4,755)
Bonefish Restructuring (2)	—	(147)	—
Reversal of deferred rent liability - Other restaurant operating expense	$(96)	$(616)	$(4,755)
	$2,710	$3,021	$22,746
________________

(1)
On February 15, 2017 and August 28, 2017, the Company decided to close 43 underperforming restaurants in the U.S. and two Abbraccio restaurants outside of the core markets of São Paulo and Rio de Janeiro in Brazil (the “2017 Closure Initiative”). Most of these restaurants were closed in 2017, with the balance mostly closing as leases and certain operating covenants expired or were amended or waived. In connection with the 2017 Closure Initiative, the Company recognized impairments and closure costs of $1.7 million, $0.6 million and $17.9 million within the U.S. segment for 2019, 2018 and 2017, respectively, and $1.1 million and $2.5 million within the international segment for 2018 and 2017, respectively.

(2)	On February 12, 2016, the Company decided to close 14 Bonefish Grill restaurants (the “Bonefish Restructuring”). Expenses related to the Bonefish Restructuring are recognized within the U.S. segment.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cumulative Closure Initiative and Restructuring Costs - Following is a summary of cumulative expenses related to the Closure Initiatives incurred through December 29, 2019 (dollars in thousands):

DESCRIPTION	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	CLOSURE INITIATIVES AND RESTRUCTURING
		2017	BONEFISH	TOTAL (1)
Impairments, facility closure and other expenses	Provision for impaired assets and restaurant closings	$70,231	$34,232	$104,463
Severance and other expenses	General and administrative	4,841	947	5,788
Reversal of deferred rent liability	Other restaurant operating	(8,591)	(3,704)	(12,295)
		$66,481	$31,475	$97,956

________________

(1)	The 2017 Closure Initiative expenses included $64.2 million and $2.2 million within the U.S. and international segment, respectively.

International Restructuring - The Company recognized asset impairment and closure charges of $2.0 million, $13.9 million and $6.3 million during 2019, 2018 and 2017, respectively, related to restructuring of certain international markets, including Puerto Rico and China, within the international segment.

Express Concept Restructuring - In 2018, the Company recognized asset impairment charges of $7.4 million related to the restructuring of its Express concept, within the U.S. segment. As a part of the restructuring, three Express locations closed during 2019.

Refranchising - In connection with the sale of certain existing U.S. Company-owned Carrabba’s Italian Grill restaurants, the Company recognized asset impairment charges of $5.5 million in 2018, within the U.S. segment.

Surplus Properties - The Company owns certain U.S. restaurant properties and assets that are no longer utilized to operate its restaurant concepts (“surplus properties”). Surplus properties primarily consist of closed properties, which include land and a building, and liquor licenses no longer needed for operations. Surplus properties may be classified on the Consolidated Balance Sheets as assets held for sale or as assets held and used when the Company does not expect to sell these assets within the next 12 months. Following is a summary of the carrying value and number of surplus properties as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	DECEMBER 29, 2019	DECEMBER 30, 2018
Surplus properties - assets held for sale	Other current assets, net	$3,317	$4,594
Surplus properties - assets held and used	Property, fixtures and equipment, net	18,188	15,254
Total surplus properties		$21,505	$19,848

Number of surplus properties owned		20	16

During 2017, the Company recognized asset impairment charges of $10.7 million in connection with the remeasurement of certain surplus properties, within the U.S. segment.

The remaining restaurant impairment and closing charges for the periods presented resulted primarily from locations identified for remodel, relocation or closure and certain other assets.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accrued Facility Closure and Other Cost Rollforward - The following table summarizes the Company’s rollforward of closed facility lease liabilities and other accrued costs associated with the Closure Initiatives for the period indicated:

FISCAL YEAR
(dollars in thousands)	2019
Beginning of the year	$18,094
Additions (1)	1,288
Cash payments	(5,538)
Accretion	1,253
Adjustments	(555)
End of the year (2)	$14,542
________________

(1)	Includes closure initiative related lease liabilities recognized as a result of the adoption of ASU No. 2016-02.

(2)
As of December 29, 2019, the Company had exit-related accruals related to the Closure Initiatives of $3.3 million recorded in Accrued and other current liabilities and $11.2 million recorded in Non-current operating lease liabilities on its Consolidated Balance Sheet.

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

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	FISCAL YEAR
(in thousands, except per share data)	2019	2018	2017
Net income attributable to Bloomin’ Brands	$130,573	$107,098	$101,293

Basic weighted average common shares outstanding	88,839	92,042	96,365

Effect of diluted securities:
Stock options	571	1,595	2,895
Nonvested restricted stock and restricted stock units	295	397	421
Nonvested performance-based share units	72	41	26
Diluted weighted average common shares outstanding	89,777	94,075	99,707

Basic earnings per share	$1.47	$1.16	$1.05
Diluted earnings per share	$1.45	$1.14	$1.02

Securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows, for the periods indicated:

	FISCAL YEAR
(shares in thousands)	2019	2018	2017
Stock options	4,003	2,879	5,555
Nonvested restricted stock and restricted stock units	158	99	128
Nonvested performance-based share units	277	201	222

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.           Stock-based and Deferred Compensation Plans

Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Stock options	$5,270	$6,378	$10,423
Restricted stock and restricted stock units	8,949	9,143	9,933
Performance-based share units	5,471	6,911	2,227
	$19,690	$22,432	$22,583

Stock Options - Stock options generally vest and become exercisable over a period of four years in an equal number of shares each year. Stock options have an exercisable life of no more than ten years from the date of grant. The Company settles stock option exercises with authorized but unissued shares of the Company’s common stock.

The following table presents a summary of the Company’s stock option activity:

(in thousands, except exercise price and contractual life)	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 30, 2018	6,190	$18.30	5.7	$11,439
Granted	1,237	20.59
Exercised	(721)	9.11
Forfeited or expired	(607)	22.76
Outstanding as of December 29, 2019	6,099	$19.40	6.0	$18,961
Exercisable as of December 29, 2019	3,846	$19.06	4.7	$14,405

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows for the periods indicated:

	FISCAL YEAR
	2019	2018	2017
Assumptions:
Weighted-average risk-free interest rate (1)	2.34%	2.66%	1.92%
Dividend yield (2)	1.94%	1.50%	1.84%
Expected term (3)	4.8 years	5.8 years	6.3 years
Weighted-average volatility (4)	31.05%	32.76%	33.72%

Weighted-average grant date fair value per option	$5.07	$7.23	$5.09
________________

(1)	Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)	Expected term represents the period of time that the options are expected to be outstanding. The Company estimates the expected term based on historical exercise experience for its stock options.

(4)	Based on the historical volatility of the Company’s stock.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following represents stock option compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Intrinsic value of options exercised	$7,929	$52,247	$15,139
Cash received from option exercises, net of tax withholding	$6,501	$40,501	$13,329
Fair value of stock options vested	$18,136	$34,316	$28,085
Tax benefits for stock option compensation expense (1)	$1,932	$13,085	$5,889

Unrecognized stock option expense	$7,669
Remaining weighted-average vesting period	1.9 years

________________

(1)	Includes excess tax benefits for tax deductions related to the exercise of stock options of $0.2 million, $8.0 million and $2.9 million for fiscal years 2019, 2018 and 2017, respectively.

Restricted Stock and Restricted Stock Units - Restricted stock units granted prior to 2019 generally vest over a period of four years and restricted stock units granted after 2018 generally vest over a period of three years, in an equal number of shares each year. Following is a summary of the Company’s restricted stock unit activity:

(shares in thousands)	NUMBER OF RESTRICTED STOCK UNIT AWARDS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding as of December 30, 2018	1,156	$18.65
Granted	610	19.15
Vested	(443)	18.50
Forfeited	(135)	19.17
Outstanding as of December 29, 2019	1,188	$18.91

The following represents restricted stock and restricted stock unit compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Fair value of restricted stock vested	$8,200	$9,705	$10,182
Tax benefits for restricted stock compensation expense	$1,672	$2,938	$3,664

Unrecognized restricted stock expense	$14,800
Remaining weighted-average vesting period	2.1 years

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a summary of the Company’s PSU activity:

(shares in thousands)	PERFORMANCE-BASED SHARE UNITS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding as of December 30, 2018	575	$18.54
Granted	237	20.00
Vested	(161)	18.61
Forfeited	(119)	17.42
Outstanding as of December 29, 2019	532	$19.42

The following represents PSU compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Tax benefits for PSU compensation expense	$857	$406	$501
Unrecognized PSU expense	$8,000
Remaining weighted-average vesting period (1)	1.2 years

________________

(1)	PSUs typically vest after three years.

As of December 29, 2019, the maximum number of shares of common stock available for issuance pursuant to the 2016 Omnibus Incentive Plan was 3,310,887.

Deferred Compensation Plans

U.S. Partner Deferred Compensations Plans - Certain U.S. Partners may participate in deferred compensation programs that are subject to the rules of Section 409A of the Internal Revenue Code. The Company may invest in corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of certain of the obligations under the deferred compensation plans. The deferred compensation obligation due to U.S. Partners under these plans was $49.0 million and $69.6 million as of December 29, 2019 and December 30, 2018, respectively. The rabbi trust is funded through the Company’s voluntary contributions. The unfunded obligation for U.S. Partners deferred compensation was $9.1 million and $26.3 million as of December 29, 2019 and December 30, 2018, respectively.

Other Compensation Programs - Certain U.S. Partners participate in a non-qualified long-term compensation program that the Company funds as the obligation for each participant becomes due.

401(k) Plan - The Company has a qualified defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company incurred contribution costs of $5.4 million, $5.3 million and $3.3 million for the 401(k) Plan for 2019, 2018 and 2017, respectively.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.           Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2019	DECEMBER 30, 2018
Prepaid expenses	$20,218	$38,117
Accounts receivable - gift cards, net	104,591	91,242
Accounts receivable - vendors, net	13,465	10,029
Accounts receivable - franchisees, net	1,322	1,303
Accounts receivable - other, net	21,734	19,688
Deferred gift card sales commissions	18,554	16,431
Assets held for sale	3,317	5,143
Other current assets, net	3,261	8,895
	$186,462	$190,848

9.     Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2019	DECEMBER 30, 2018
Land	$42,570	$59,973
Buildings	1,202,434	1,188,735
Furniture and fixtures	458,169	428,676
Equipment	665,815	634,459
Construction in progress	24,477	48,949
Less: accumulated depreciation	(1,357,388)	(1,244,863)
	$1,036,077	$1,115,929

Depreciation and repair and maintenance expense are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Depreciation expense	$188,190	$192,099	$182,254
Repair and maintenance expense	106,943	102,409	111,926

10.     Goodwill and Intangible Assets, Net

Goodwill - The following table is a rollforward of goodwill:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 31, 2017	$170,767	$139,467	$310,234
Translation adjustments	—	(14,697)	(14,697)
Transfer to Assets held for sale	(110)	—	(110)
Balance as of December 30, 2018	$170,657	$124,770	$295,427
Translation adjustments	—	(6,988)	(6,988)
Balance as of December 29, 2019	$170,657	$117,782	$288,439

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated:

	DECEMBER 29, 2019		DECEMBER 30, 2018		DECEMBER 31, 2017
(dollars in thousands)	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS
U.S.	$838,827	$(668,170)	$838,827	$(668,170)	$838,937	$(668,170)
International	235,692	(117,910)	242,680	(117,910)	257,377	(117,910)
Total goodwill	$1,074,519	$(786,080)	$1,081,507	$(786,080)	$1,096,314	$(786,080)

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets each year during the second quarter. The Company’s 2019 and 2017 assessments utilized a qualitative assessment and its 2018 assessment utilized a quantitative approach. As a result of these assessments, the Company did not record any goodwill asset impairment charges during the periods presented.

Intangible Assets, net - Intangible assets, net, consisted of the following as of the periods indicated:

	WEIGHTED AVERAGE AMORTIZATION PERIOD (IN YEARS)	DECEMBER 29, 2019			DECEMBER 30, 2018
(dollars in thousands)		GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE	GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Trade names	Indefinite	$414,616		$414,616	$414,516		$414,516
Trademarks	9	81,381	$(47,882)	33,499	81,381	$(44,057)	37,324
Favorable leases	0	—	—	—	64,307	(41,447)	22,860
Franchise agreements	1	14,881	(14,356)	525	14,881	(13,212)	1,669
Reacquired franchise rights	11	42,390	(20,415)	21,975	46,446	(18,843)	27,603
Total intangible assets	9	$553,268	$(82,653)	$470,615	$621,531	$(117,559)	$503,972

The Company did not record any indefinite-lived intangible asset impairment charges during the periods presented.

Definite-lived intangible assets are amortized on a straight-line basis. The following table presents the aggregate expense related to the amortization of the Company’s trademarks, favorable leases, franchise agreements and reacquired franchise rights for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Amortization expense (1)	$8,621	$13,377	$14,191
________________

(1)
Amortization expense is recorded in Depreciation and amortization for fiscal year 2019 and Depreciation and amortization and Other restaurant operating expense for fiscal years 2018 and 2017 in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The following table presents expected annual amortization of intangible assets as of December 29, 2019:

(dollars in thousands)
2020	$7,213
2021	6,374
2022	6,304
2023	6,217
2024	6,046

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.           Other Assets, Net

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2019	DECEMBER 30, 2018
Company-owned life insurance	$60,126	$61,233
Deferred financing fees (1)	4,893	6,563
Liquor licenses	24,289	24,153
Other assets	27,802	29,024
	$117,110	$120,973

________________

(1)	Net of accumulated amortization of $6.8 million and $5.1 million as of December 29, 2019 and December 30, 2018, respectively.

12.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2019	DECEMBER 30, 2018
Accrued rent and current operating lease liabilities	$174,287	$2,850
Accrued payroll and other compensation	101,090	101,249
Accrued insurance	20,500	22,055
Other current liabilities	95,574	120,499
	$391,451	$246,653

13.           Long-term Debt, Net

Following is a summary of outstanding long-term debt, as of the periods indicated:

	DECEMBER 29, 2019		DECEMBER 30, 2018
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$450,000	3.40%	$475,000	4.14%
Revolving credit facility (1) (2)	599,000	3.44%	599,500	4.17%
Total Senior Secured Credit Facility	1,049,000		1,074,500
Finance lease liabilities	2,308		3,297
Financing obligations	—		19,562	7.58% to 7.82%
Other	50	2.18%	918	0.00% to 2.18%
Less: unamortized debt discount and issuance costs	(2,654)		(3,502)
Total debt, net	1,048,704		1,094,775
Less: current portion of long-term debt	(26,411)		(27,190)
Long-term debt, net	$1,022,293		$1,067,585
________________

(1)	Interest rate represents the weighted-average interest rate for the respective periods.

(2)	Subsequent to December 29, 2019, the Company made payments of $65.0 million, net of borrowings, on its revolving credit facility.

Bloomin’ Brands, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred indebtedness as described below.

Credit Agreement - On November 30, 2017, the Company and OSI, as co-borrowers, entered into a credit agreement (the “Credit Agreement”) with a syndicate of institutional lenders, providing for senior secured financing of up to

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Fees on letters of credit and the daily unused availability under the revolving credit facility as of December 29, 2019 were 1.88% and 0.30%, respectively. As of December 29, 2019, $20.2 million of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing.

The Senior Secured Credit Facility is guaranteed by each of the Company’s current and future domestic subsidiaries and is secured by substantially all now owned or later acquired assets of the Company and OSI, including the Company’s domestic subsidiaries.

Debt Covenants and Other Restrictions - Borrowings under the Company’s debt agreements are subject to various covenants that limit its ability to: incur additional indebtedness; make significant payments; sell assets; pay dividends and other restricted payments; acquire certain assets; effect mergers and similar transactions; and effect certain other transactions with affiliates. The Senior Secured Credit Facility has a financial covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”). TNLR is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net of cash) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Credit Agreement). The TNLR may not exceed 4.50 to 1.00. The Company’s TNLR as of December 29, 2019 does not limit the Company’s ability to draw on its revolving credit facility.
The Senior Secured Credit Facility permits regular quarterly dividend payments, subject to certain restrictions.
As of December 29, 2019 and December 30, 2018, the Company was in compliance with its debt covenants.
Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding:

(dollars in thousands)	DECEMBER 29, 2019
2020	$26,462
2021	38,399
2022	984,030
2023	—
2024	—
Thereafter	—
Total payments	$1,048,891
Less: finance lease interest	(187)
Total principal payments	$1,048,704

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of required amortization payments for the Term loan A (dollars in thousands):

SCHEDULED QUARTERLY PAYMENT DATES	TERM LOAN A
March 29, 2020 through December 27, 2020	$6,250
March 28, 2021 through December 26, 2021	$9,375
March 27, 2022 through September 25, 2022	$12,500

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

14.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2019	DECEMBER 30, 2018
Accrued insurance liability	$33,818	$33,771
Unfavorable leases (1)	—	32,120
Chef and Restaurant Managing Partner deferred compensation obligations and deposits	47,831	64,766
Other long-term liabilities	56,411	60,876
	$138,060	$191,533

_______________

(1)	Net of accumulated amortization of $36.2 million as of December 30, 2018.

15.         Stockholders’ Equity
Share Repurchases - Following is a summary of the Company’s share repurchase programs as of December 29, 2019 (dollars in thousands):

SHARE REPURCHASE PROGRAM	BOARD APPROVAL DATE	AUTHORIZED	REPURCHASED	CANCELED	REMAINING
2014	December 12, 2014	$100,000	$100,000	$—	$—
2015	August 3, 2015	$100,000	69,999	$30,001	$—
2016	February 12, 2016	$250,000	139,892	$110,108	$—
July 2016	July 26, 2016	$300,000	247,731	$52,269	$—
2017	April 21, 2017	$250,000	195,000	$55,000	$—
2018	February 16, 2018	$150,000	113,967	$36,033	$—
2019	February 12, 2019	$150,000	106,992	$—	$43,008
Total share repurchase programs			$973,581

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Following is a summary of the shares repurchased under the Company’s share repurchase programs for the periods presented:

	NUMBER OF SHARES		AVERAGE REPURCHASE PRICE PER SHARE		AMOUNT
(in thousands, except per share data)	2019	2018	2019	2018	2019	2018
First fiscal quarter	—	2,116	$—	$24.10	$—	$50,996
Second fiscal quarter	5,469	1,287	$19.56	$23.31	106,992	30,004
Third fiscal quarter	—	968	$—	$18.57	—	17,968
Fourth fiscal quarter	—	691	$—	$21.71	—	14,999
Total common stock repurchases	5,469	5,062	$19.56	$22.52	$106,992	$113,967

Dividends - The Company declared and paid dividends per share during the periods presented as follows:

	DIVIDENDS PER SHARE		AMOUNT
(in thousands, except per share data)	2019	2018	2019	2018
First fiscal quarter	$0.10	$0.09	$9,140	$8,371
Second fiscal quarter	0.10	0.09	9,227	8,363
Third fiscal quarter	0.10	0.09	8,674	8,344
Fourth fiscal quarter	0.10	0.09	8,693	8,234
Total cash dividends declared and paid	$0.40	$0.36	$35,734	$33,312

In February 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on March 13, 2020 to shareholders of record at the close of business on February 28, 2020.

Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2019	DECEMBER 30, 2018
Foreign currency translation adjustment	$(152,031)	$(135,149)
Unrealized loss on derivatives, net of tax	(17,745)	(7,606)
Accumulated other comprehensive loss	$(169,776)	$(142,755)

Following are the components of Other comprehensive (loss) income for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Bloomin’ Brands:
Foreign currency translation adjustment	$(16,882)	$(36,576)	$8,936

Unrealized (loss) gain on derivatives, net of tax (1)	$(11,944)	$(7,100)	$627
Reclassification of adjustments for loss on derivatives included in Net income, net of tax (2)	1,805	120	2,381
Total unrealized (loss) gain on derivatives, net of tax	$(10,139)	$(6,980)	$3,008
Other comprehensive (loss) income attributable to Bloomin’ Brands	$(27,021)	$(43,556)	$11,944
________________

(1)	Unrealized (loss) gain on derivatives is net of tax of $(4.1) million, $(2.5) million and $0.5 million for 2019, 2018 and 2017, respectively.

(2)	Reclassifications of adjustments for loss on derivatives are net of tax. See Note 16 - Derivative Instruments and Hedging Activities for discussion of the tax impact of reclassifications.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
DESIGNATED HEDGES
Cash Flow Hedges of Interest Rate Risk - On September 9, 2014, the Company entered into variable-to-fixed interest rate swap agreements with eight counterparties to hedge a portion of the cash flows of the Company’s variable rate debt (the “2014 Swap Agreements”). The 2014 Swap Agreements had an aggregate notional amount of $400.0 million and matured on May 16, 2019. Under the terms of the 2014 Swap Agreements, the Company paid a weighted-average fixed rate of 2.02% on the notional amount and received payments from the counterparties based on the 30-day LIBOR rate.

On October 24, 2018 and October 25, 2018, the Company entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of the Company’s variable rate debt (the “2018 Swap Agreements”). The 2018 Swap Agreements have an aggregate notional amount of $550.0 million, a start date of May 16, 2019 (the maturity date of the 2014 Swap Agreements), and mature on November 30, 2022. Under the terms of the 2018 Swap Agreements, the Company pays a weighted-average fixed rate of 3.04% on the notional amount and receives payments from the counterparties based on the one-month LIBOR rate.

The Company’s swap agreements have been designated and qualify as cash flow hedges, are recognized on its Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $7.9 million will be reclassified to interest expense over the next 12 months related to the 2018 Swap Agreements.

The following table presents the fair value of the Company’s interest rate swaps as well as their classification on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2019	DECEMBER 30, 2018	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - asset (1)	$—	$765	Other current assets, net

Interest rate swaps - liability	$7,174	$1,393	Accrued and other current liabilities
Interest rate swaps - liability	16,835	9,723	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$24,009	$11,116

Interest receivable	$—	$112	Other current assets, net
Accrued interest	$632	$—	Accrued and other current liabilities
____________________
(1)    See Note 18 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the swap agreements on Net income for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Interest rate swap expense recognized in Interest expense, net	$(2,436)	$(161)	$(3,908)
Income tax benefit recognized in Provision (benefit) for income taxes	631	41	1,527
Total effects of the interest rate swaps on Net income	$(1,805)	$(120)	$(2,381)

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company records its derivatives on its Consolidated Balance Sheets on a gross balance basis. The Company’s interest rate swaps are subject to master netting arrangements. As of December 29, 2019, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 29, 2019 and December 30, 2018, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of December 29, 2019 and December 30, 2018, the fair value of the Company’s interest rate swaps was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $24.8 million and $10.5 million, respectively. As of December 29, 2019 and December 30, 2018, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 29, 2019 and December 30, 2018, it could have been required to settle its obligations under the agreements at their termination value of $24.8 million and $10.5 million, respectively.

17.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheet as of the period indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	DECEMBER 29, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,266,548
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	2,036
Total lease assets, net		$1,268,584

Current operating lease liabilities (2)	Accrued and other current liabilities	$171,866
Current finance lease liabilities	Current portion of long-term debt	1,361
Non-current operating lease liabilities	Non-current operating lease liabilities	1,279,051
Non-current finance lease liabilities	Long-term debt, net	947
Total lease liabilities		$1,453,225
________________

(1)	Net of accumulated amortization of $1.3 million.

(2)	Excludes accrued contingent percentage rent.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statement of Operations and Comprehensive Income for the period indicated:

	CONSOLIDATED INCOME STATEMENT CLASSIFICATION	FISCAL YEAR
(dollars in thousands)		2019
Operating leases (1)	Other restaurant operating	$181,397
Variable lease cost	Other restaurant operating	3,504
Finance leases
Amortization of leased assets	Depreciation and amortization	1,400
Interest on lease liabilities	Interest expense, net	264
Sublease revenue (2)	Franchise and other revenues	(6,542)
Lease costs, net (3)		$180,023
________________

(1)
Excludes rent expense for office facilities and Company-owned closed or subleased properties for 2019 of $14.6 million, which is included in General and administrative expense and certain supply chain related rent expenses of $1.3 million, which is included in Cost of sales.

(2)	Excludes rental income from Company-owned properties for the fiscal year ended December 29, 2019 of $2.2 million.

(3)
During 2018 and 2017, the Company recorded rent expense of $185.4 million and $188.2 million, including variable rent expense of $4.5 million and $4.3 million, and sublease revenue of $5.6 million and $4.5 million, respectively.

As of December 29, 2019, future minimum lease payments and sublease revenues under non-cancelable leases are as follows:

(dollars in thousands)	OPERATING LEASES	FINANCE LEASES	SUBLEASE REVENUES
2020 (1)	$179,168	$1,412	$(6,191)
2021	193,102	898	(6,232)
2022	188,752	185	(6,131)
2023	185,238	—	(6,012)
2024	179,673	—	(5,856)
Thereafter	1,717,709	—	(63,512)
Total minimum lease payments (receipts) (2)	$2,643,642	$2,495	$(93,934)
Less: Interest	(1,192,725)	(187)
Present value of future lease payments	$1,450,917	$2,308
____________________

(1)	Net of operating lease prepaid rent of $14.7 million.

(2)	Includes $1.0 billion related to lease renewal options that are reasonably certain of exercise and excludes $111.9 million of signed operating leases that have not yet commenced.

The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company’s leases as of the period indicated:

DECEMBER 29, 2019
Weighted-average remaining lease term (1):
Operating leases	14.5 years
Finance leases	1.8 years
Weighted-average discount rate (2):
Operating leases	8.52%
Finance leases	9.01%
____________________

(1)	Includes lease renewal options that are reasonably certain of exercise.

(2)	Based on the Company’s incremental borrowing rate at lease commencement.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a summary of other impacts to the Company’s consolidated financial statements related to its leases for the period indicated:

FISCAL YEAR
(dollars in thousands)	2019
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$191,855

Properties Leased to Third Parties - The Company leases certain owned land and buildings to third parties, generally related to closed or refranchised restaurants. The following table is a summary of assets leased to third parties as of the period indicated:

(dollars in thousands)	DECEMBER 29, 2019
Land	$9,885

Buildings	$12,823
Less: accumulated depreciation	(6,400)
Buildings, net	$6,423

Sale-leaseback Transactions - The following is a summary of sale-leaseback transactions with third-parties for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Gross proceeds from sale-leaseback transactions	$7,337	$17,294	$108,010
Number of restaurant properties sold and leased back	2	6	31

18.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	DECEMBER 29, 2019			DECEMBER 30, 2018
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$1,037	$1,037	$—	$627	$627	$—
Money market funds	12,752	12,752	—	17,827	17,827	—
Other current assets, net:
Derivative instruments - interest rate swaps	—	—	—	765	—	765
Total asset recurring fair value measurements	$13,789	$13,789	$—	$19,219	$18,454	$765

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$7,174	$—	$7,174	$1,393	$—	$1,393
Other long-term liabilities:
Derivative instruments - interest rate swaps	16,835	—	16,835	9,723	—	9,723
Total liability recurring fair value measurements	$24,009	$—	$24,009	$11,116	$—	$11,116

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of December 29, 2019 and December 30, 2018, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, operating lease right-of-use assets, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. Carrying value after impairment approximates fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis, for the periods indicated:

	2019		2018		2017
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$2,049	$315	$8,590	$5,276	$870	$467
Operating lease right-of-use assets (2)	6,597	4,284	—	—	—	—
Property, fixtures and equipment (3)	3,915	4,535	6,464	21,523	19,222	23,539
Other (4)	—	—	—	—	—	1,444
	$12,561	$9,134	$15,054	$26,799	$20,092	$25,450
________________

(1)
All assets are measured using third-party market appraisals or executed sales contracts (Level 2). Refer to Note 4 - Disposals for discussion of impairments related to Carrabba’s Italian Grill in 2018.

(2)
Carrying values for Operating lease right-of-use assets measured using Level 3 inputs to estimate fair value totaled $6.4 million for 2019. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate the fair value.

(3)
Carrying values for Property, fixtures and equipment measured using Level 3 inputs to estimate fair value totaled $1.6 million and $1.9 million for 2019 and 2018, respectively. Carrying values for Property, fixtures and equipment measured using level 2 inputs to estimate fair value totaled $2.3 million, $4.6 million and $19.2 million for 2019, 2018 and 2017, respectively. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate the fair value. Refer to Note 5 - Impairments and Exit Costs for a more detailed discussion of impairments.

(4)	Other primarily includes goodwill related to the Company’s China subsidiary within the international segment in 2017. All assets measured using market appraisals (Level 2) to estimate the fair value.

Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of December 29, 2019 and December 30, 2018 consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported on its Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	DECEMBER 29, 2019		DECEMBER 30, 2018
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
(dollars in thousands)		LEVEL 2		LEVEL 2
Senior Secured Credit Facility:
Term loan A	$450,000	$450,563	$475,000	$464,906
Revolving credit facility	$599,000	$599,000	$599,500	$590,508

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

19.           Income Taxes

The following table presents the domestic and foreign components of Income before provision (benefit) for income taxes for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Domestic	$129,826	$109,965	$112,226
Foreign	11,864	(9,660)	(1,089)
	$141,690	$100,305	$111,137

Provision (benefit) for income taxes consisted of the following for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Current provision:
Federal	$13,265	$11,089	$18,384
State	9,696	6,763	8,155
Foreign	10,502	2,405	9,041
	33,463	20,257	35,580
Deferred (benefit) provision:
Federal	(21,407)	(28,772)	(24,248)
State	(1,986)	(1,335)	(3,850)
Foreign	(2,497)	617	47
	(25,890)	(29,490)	(28,051)
Provision (benefit) for income taxes	$7,573	$(9,233)	$7,529

Effective Income Tax Rate - The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows for the periods indicated:

	FISCAL YEAR
	2019	2018	2017
Income taxes at federal statutory rate	21.0%	21.0%	35.0%
State and local income taxes, net of federal benefit	4.4	5.5	2.2
Employment-related credits, net	(24.7)	(34.6)	(27.2)
Net changes in deferred tax valuation allowances	(1.6)	3.9	3.3
Net life insurance (benefit) expense	(0.7)	0.6	(0.7)
Enhanced charitable contributions deduction	(0.6)	(1.3)	(1.7)
Noncontrolling interests	(0.6)	(0.9)	(1.4)
Excess tax benefits from stock-based compensation arrangements	(0.3)	(7.1)	(2.2)
Nondeductible expenses	3.9	5.0	3.6
Foreign tax rate differential	3.2	(0.7)	1.7
Domestic manufacturing deduction	—	(0.3)	(4.6)
Cumulative effect of the Tax Act	—	0.2	(3.3)
Other, net	1.3	(0.5)	2.1
Total	5.3%	(9.2)%	6.8%

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The net increase in the effective income tax rate in 2019 as compared to 2018 was primarily due to employment-related credits being a lower percentage of net income in 2019, excess tax benefits from equity-based compensation arrangements recorded in 2018 and an increase in the foreign tax rate differential in 2019. These increases were partially offset by a decrease in valuation allowances recorded against deferred income tax assets in 2019.

The net decrease in the effective income tax rate in 2018 as compared to 2017 was primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as part of the Tax Cuts and Jobs Act (the “Tax Act”). The remaining decrease was primarily due to employment-related credits being a higher percentage of net income in 2018 and excess tax benefits from equity-based compensation arrangements recorded in 2018. These decreases were partially offset by the domestic manufacturing deduction and the cumulative effect of the Tax Act recorded in 2017.

Deferred Tax Assets and Liabilities - The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2019	DECEMBER 30, 2018
Deferred income tax assets:
Operating lease liabilities	$378,518	$—
Deferred rent	—	42,550
Insurance reserves	13,722	14,232
Unearned revenue	22,230	12,590
Deferred compensation	27,222	30,864
Net operating loss carryforwards	9,876	10,279
Federal tax credit carryforwards	115,273	99,591
Partner deposits and accrued partner obligations	4,449	4,389
Other, net	13,706	17,885
Gross deferred income tax assets	584,996	232,380
Less: valuation allowance	(14,922)	(17,535)
Net deferred income tax assets	570,074	214,845
Deferred income tax liabilities:
Less: operating lease right-of-use asset basis differences	(326,166)	—
Less: property, fixtures and equipment basis differences	(65,404)	(19,445)
Less: intangible asset basis differences	(118,855)	(117,200)
Net deferred income tax assets	$59,649	$78,200

The net change in deferred tax valuation allowance in 2019 was primarily attributable to changes in tax rates and the expiration of net operating loss carryforwards in certain foreign jurisdictions with full valuation allowances recorded. These decreases were partially offset by an increase in the valuation allowances in certain foreign jurisdictions where the realization of deferred tax assets does not meet the more likely than not to be realized threshold.

Undistributed Earnings - As of December 29, 2019, the Company had aggregate accumulated foreign earnings of approximately $84.4 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the Tax Act and post-2017 foreign earnings, which the Company may repatriate to the U.S. without additional material U.S. federal income taxes. These amounts are no longer considered indefinitely reinvested in the Company’s foreign subsidiaries.

As of December 29, 2019, the Company maintained a deferred tax liability for state income taxes on historical earnings of $0.2 million. The Company has not recorded a deferred tax liability on the financial statement carrying amount over the tax basis of its investments in foreign subsidiaries because the Company continues to assert that it is indefinitely reinvested in its underlying investments in foreign subsidiaries. The determination of any unrecorded deferred tax liability on this amount in not practicable due to the uncertainty of how these investments would be recovered.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Tax Carryforwards - The amount and expiration dates of tax loss carryforwards and credit carryforwards as of December 29, 2019 are as follows:

(dollars in thousands)	EXPIRATION DATE			AMOUNT
Federal tax credit carryforwards	2026	-	2039	$131,201
Foreign loss carryforwards	2020	-	Indefinite	$41,406
Foreign tax credit carryforwards	Indefinite			$809

As of December 29, 2019, the Company had $128.6 million in general business tax credit carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. The Company currently expects to utilize all of these tax credit carryforwards within a four to six year period. However, the Company’s ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code.

The Company anticipates generating additional business tax credits in future years. The amount of business tax credits expected to be generated in 2020 is approximately $40 million to $45 million.

Unrecognized Tax Benefits - As of December 29, 2019 and December 30, 2018, the liability for unrecognized tax benefits was $27.2 million and $25.2 million, respectively. Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $27.0 million and $25.0 million, respectively, if recognized, would impact the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Balance as of beginning of year	$25,190	$23,663	$19,583
Additions for tax positions taken during a prior period	869	2,461	4,149
Reductions for tax positions taken during a prior period	(255)	(826)	(1,009)
Additions for tax positions taken during the current period	2,237	2,017	1,822
Settlements with taxing authorities	(44)	(682)	—
Lapses in the applicable statutes of limitations	(749)	(1,390)	(945)
Translation adjustments	(47)	(53)	63
Balance as of end of year	$27,201	$25,190	$23,663

The Company had approximately $1.9 million and $1.5 million accrued for the payment of interest and penalties as of December 29, 2019 and December 30, 2018, respectively. The Company recognized immaterial interest and penalties related to uncertain tax positions in the Provision (benefit) for income taxes, for all periods presented.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Open Tax Years - Following is a summary of the open audit years by jurisdiction as of December 29, 2019:

	OPEN AUDIT YEARS
United States - federal	2007	-	2018
United States - state	2001	-	2018
Foreign	2013	-	2018

20.           Commitments and Contingencies

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of December 29, 2019, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was approximately $31.2 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of December 29, 2019 was approximately $24.7 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. As of December 29, 2019, the Company recorded a contingent lease liability of $0.8 million.

Purchase Obligations - Purchase obligations were $312.0 million and $364.3 million as of December 29, 2019 and December 30, 2018, respectively. These purchase obligations are primarily due within five years, however, commitments with various vendors extend through January 2028. Outstanding commitments consist primarily of food and beverage products related to normal business operations, advertising, restaurant-level service contracts and technology. In 2019, the Company purchased approximately 95% of its U.S. beef raw materials from four beef suppliers that represent more than 80% of the total beef marketplace in the U.S.

Litigation and Other Matters - In relation to various legal matters, the Company had $3.0 million and $2.8 million of liability recorded as of December 29, 2019 and December 30, 2018, respectively. During 2019, 2018 and 2017, the Company recognized $1.3 million, $1.6 million and $1.2 million, respectively, in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income for certain legal settlements.

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

Insurance - As of December 29, 2019, the future undiscounted payments the Company expects for workers’ compensation, general liability and health insurance claims are:

(dollars in thousands)
2020	$20,468
2021	11,316
2022	7,341
2023	4,216
2024	2,392
Thereafter	11,220
$56,953

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a reconciliation of the expected aggregate undiscounted reserves to the discounted reserves for insurance claims recognized on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2019	DECEMBER 30, 2018
Undiscounted reserves	$56,953	$60,473
Discount (1)	(2,635)	(4,647)
Discounted reserves	$54,318	$55,826

Discounted reserves recognized in the Company’s Consolidated Balance Sheets:
Accrued and other current liabilities	$20,500	$22,055
Other long-term liabilities, net	33,818	33,771
	$54,318	$55,826

____________________

(1)	Discount rates of 1.61% and 2.77% were used for December 29, 2019 and December 30, 2018, respectively.

21.    Segment Reporting

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

The following is a summary of reporting segments as of December 29, 2019:

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

The following table is a summary of Total revenues by segment, for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Total revenues
U.S.	$3,687,918	$3,687,239	$3,760,867
International	451,471	439,174	462,269
Total revenues	$4,139,389	$4,126,413	$4,223,136

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a reconciliation of segment income from operations to Income before provision (benefit) for income taxes, for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Segment income from operations
U.S.	$311,666	$288,959	$289,971
International	44,428	22,001	28,798
Total segment income from operations	356,094	310,960	318,769
Unallocated corporate operating expense	(165,004)	(165,707)	(180,083)
Total income from operations	191,090	145,253	138,686
Loss on extinguishment and modification of debt	—	—	(1,069)
Other (expense) income, net	(143)	(11)	14,912
Interest expense, net	(49,257)	(44,937)	(41,392)
Income before provision (benefit) for income taxes	$141,690	$100,305	$111,137

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Depreciation and amortization
U.S.	$152,881	$158,307	$149,976
International	27,491	26,304	27,796
Corporate	16,439	16,982	14,510
Total depreciation and amortization	$196,811	$201,593	$192,282

The following table is a summary of capital expenditures by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
Capital expenditures
U.S.	$121,646	$162,207	$209,260
International	28,496	36,962	33,302
Corporate	8,885	11,754	13,280
Total capital expenditures	$159,027	$210,923	$255,842

The following table sets forth Total assets by segment as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2019	DECEMBER 30, 2018
Assets
U.S.	$2,941,831	$1,841,482
International	462,308	401,557
Corporate	188,544	221,735
Total assets	$3,592,683	$2,464,774

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic areas — International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding goodwill, operating lease right-of-use assets, intangible assets and deferred tax assets, by major geographic area as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2019	DECEMBER 30, 2018
U.S.	$1,023,146	$1,107,679
International
Brazil	113,795	115,560
Other	16,246	13,663
Total assets	$1,153,187	$1,236,902

International revenues are defined as revenues generated from restaurant sales originating in a country other than the U.S. The following table details Total revenues by major geographic area for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018	2017
U.S.	$3,687,918	$3,687,239	$3,760,867
International
Brazil	393,700	376,317	410,249
Other	57,771	62,857	52,020
Total revenues	$4,139,389	$4,126,413	$4,223,136

22.    Selected Quarterly Financial Data (Unaudited)

2019 FISCAL QUARTERS (dollars in thousands, except per share data)	FIRST (1)	SECOND (1)	THIRD (1)	FOURTH (1)
Total revenues	$1,128,131	$1,021,930	$967,144	$1,022,184
Income from operations	82,494	43,460	21,958	43,178
Net income	65,649	29,809	9,373	29,286
Net income attributable to Bloomin’ Brands	64,300	29,021	9,248	28,004
Earnings per share:
Basic	$0.70	$0.32	$0.11	$0.32
Diluted	$0.69	$0.32	$0.11	$0.32

2018 FISCAL QUARTERS (dollars in thousands, except per share data)	FIRST (2)	SECOND (2)	THIRD (2)	FOURTH (2)
Total revenues	$1,116,465	$1,031,814	$965,021	$1,013,113
Income from operations	78,371	32,924	12,537	21,421
Net income	66,137	26,723	4,253	12,425
Net income attributable to Bloomin’ Brands	65,398	26,721	4,072	10,907
Earnings per share:
Basic	$0.71	$0.29	$0.04	$0.12
Diluted	$0.68	$0.28	$0.04	$0.12
____________________

(1)
Income from operations in the first, second, third and fourth quarters include expense of $6.0 million, $3.7 million, $3.9 million and $4.0 million, respectively, for impairments, closing costs and severance related to certain restructuring activities and the relocation of certain restaurants. Income from operations in the third and fourth quarters also include $3.8 million of gains related to the sale of certain surplus properties and $6.0 million of benefit from the recognition of certain value-added tax credits in Brazil, respectively.

(2)
Income from operations in the first, second, third and fourth quarters include expense of $4.5 million, $9.5 million, $6.9 million and $21.8 million, respectively, for impairments, closing costs and severance related to certain restructuring activities and the relocation of certain restaurants.

BLOOMIN’ BRANDS, INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2019.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

BLOOMIN’ BRANDS, INC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees will be included under the captions “Proposal No. 1: Election of Directors—Nominees for Election at this Annual Meeting” and “—Directors Continuing in Office” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this Report on Form 10-K.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 will be included under the caption “Ownership of Securities—Delinquent Section 16(a) Reports” in our Definitive Proxy Statement and is incorporated herein by reference.

We have adopted a Business Conduct and Code of Ethics that applies to all employees. A copy of our Business Conduct and Code of Ethics is available on our website, free of charge. The Internet address for our website is www.bloominbrands.com, and the Business Conduct and Code of Ethics may be found on our main webpage by clicking first on “Investors” and then on “Governance—Governance Documents” and next on “Code of Business Conduct and Ethics.”

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

BLOOMIN’ BRANDS, INC.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

•	Consolidated Balance Sheets – December 29, 2019 and December 30, 2018

•	Consolidated Statements of Operations and Comprehensive Income – Fiscal years 2019, 2018, and 2017

•	Consolidated Statements of Changes in Stockholders’ Equity – Fiscal years 2019, 2018, and 2017

•	Consolidated Statements of Cash Flows – Fiscal years 2019, 2018, and 2017

•	Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Report.
(a)(3) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

3.1	Second Amended and Restated Certificate of Incorporation of Bloomin’ Brands, Inc.	Registration Statement on Form S-8, File No. 333-183270, filed on August 13, 2012, Exhibit 4.1

3.2	Third Amended and Restated Bylaws of Bloomin’ Brands, Inc.	December 7, 2018 Form 8-K, Exhibit 3.1

4.1	Form of Common Stock Certificate	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 4.1

4.2	Description of Common Stock	Filed herewith

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
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.8

10.6	Lease, dated January 21, 2014, between OS Southern, LLC and MVP LRS, LLC	December 31, 2013 Form 10-K, Exhibit 10.28

10.7*	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.46

10.8*	Kangaroo Holdings, Inc. 2007 Equity Incentive Plan, as amended	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.1

10.9*	Form of Option Agreement for Options under the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.42

10.10*	Bloomin’ Brands, Inc. 2012 Incentive Award Plan	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.2

10.11*	Form of Nonqualified Stock Option Award Agreement for options granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.2

10.12*	Form of Restricted Stock Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.3

10.13*	Form of Restricted Stock Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.4

10.14*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.1

10.15*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.2

10.16*	Form of Performance Unit Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.5

10.17*	Form of Bloomin’ Brands, Inc. Indemnification Agreement by and between Bloomin’ Brands, Inc. and each member of its Board of Directors and each of its executive officers	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.39

10.18*	Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	March 11, 2016 Definitive Proxy Statement

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.19*	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.2

10.20*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.3

10.21*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.4

10.22*	Form of Performance Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.5

10.23*	Form of Restricted Cash Award Agreement for cash awards granted under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	March 26, 2017 Form 10-Q, Exhibit 10.1

10.24*	Bloomin’ Brands, Inc. Executive Change in Control Plan, effective December 6, 2012	December 7, 2012 Form 8-K, Exhibit 10.1

10.25*	Option Agreement, dated July 1, 2011, by and between Kangaroo Holdings, Inc. and Elizabeth A. Smith	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.41

10.26*	Second Amended and Restated Employment Agreement, effective April 1, 2019, by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	March 31, 2019 Form 10-Q, Exhibit 10.2

10.27*	Amended and Restated Officer Employment Agreement, effective April 1, 2019, by and between David J. Deno and Bloomin’ Brands, Inc.	March 31, 2019 Form 10-Q, Exhibit 10.3

10.28*
Amended and Restated Employment Agreement dated June 14, 2007, between Joseph J. Kadow and OSI Restaurant Partners, LLC, as amended on January 1, 2009, June 12, 2009, December 30, 2010 and December 16, 2011
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.29

10.29*	Split-Dollar Agreement dated August 12, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Joseph J. Kadow	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.48

10.30*	Separation Agreement, dated as of July 31, 2019, by and between Joseph J. Kadow and OSI Restaurant Partners, LLC	June 30, 2019 Form 10-Q, Exhibit 10.5

10.31*	Employment Offer Letter Agreement, dated as of July 30, 2014, between Bloomin’ Brands, Inc. and Donagh Herlihy	December 28, 2014 Form 10-K, Exhibit 10.58

10.32*	Employment Offer Letter Agreement, dated as of February 12, 2016, between Bloomin’ Brands, Inc. and Michael Kappitt	March 27, 2016 Form 10-Q, Exhibit 10.3

10.33*	Employment Offer Letter Agreement, dated as of July 29, 2016, between Bloomin’ Brands, Inc. and Gregg Scarlett	September 25, 2016 Form 10-Q, Exhibit 10.2

10.34*	Employment Offer Letter Agreement, dated as of January 15, 2019, between Bloomin’ Brands, Inc. and Jeff Carcara	March 31, 2019 Form 10-Q, Exhibit 10.1

10.35*	Employment Offer Letter Agreement, dated as of March 7, 2019, between Bloomin’ Brands, Inc. and Christopher Meyer	March 31, 2019 Form 10-Q, Exhibit 10.4

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.36*	Employment Offer Letter Agreement, dated as of May 1, 2019, between Michael Stutts and Bloomin’ Brands, Inc.	June 30, 2019 Form 10-Q, Exhibit 10.3

10.37*	Employment Offer Letter Agreement, dated as of May 1, 2019, between Kelly Lefferts and Bloomin’ Brands, Inc.	June 30, 2019 Form 10-Q, Exhibit 10.4

10.38*	Severance Agreement, dated as of January 14, 2020, by and between Donagh H. Herlihy and OS Management, Inc.	Filed herewith

10.39*	Resignation Agreement, effective March 6, 2020, by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	Filed herewith

10.40*	Employment Offer Letter Agreement, dated as of February 14, 2020, between Bloomin’ Brands, Inc. and Gregg Scarlett	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

*Management contract or compensatory plan or arrangement required to be filed as an exhibit

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

Date:	February 26, 2020	Bloomin’ Brands, Inc.

By: /s/ David J. Deno
David J. Deno Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Deno	Chief Executive Officer and Director (Principal Executive Officer)
David J. Deno		February 26, 2020

/s/ Christopher Meyer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Christopher Meyer		February 26, 2020

/s/ Wendy A. Beck
Wendy A. Beck	Director	February 26, 2020

/s/ James R. Craigie
James R. Craigie	Director	February 26, 2020

/s/ David R. Fitzjohn
David R. Fitzjohn	Director	February 26, 2020

/s/ Tara Walpert Levy
Tara Walpert Levy	Director	February 26, 2020

/s/ John J. Mahoney
John J. Mahoney	Director	February 26, 2020

/s/ R. Michael Mohan
R. Michael Mohan	Director	February 26, 2020

/s/ Elizabeth A. Smith
Elizabeth A. Smith	Chairman of the Board and Director	February 26, 2020