Form 10-Q
period 2020-03-29
Bloomin' Brands, Inc.
filed 2020-05-21
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 29, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 18, 2020, 87,486,017 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 29, 2020
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	MARCH 29, 2020	DECEMBER 29, 2019
ASSETS
Current assets
Cash and cash equivalents	$403,395	$67,145
Inventories	68,087	86,861
Other current assets, net	100,964	186,462
Total current assets	572,446	340,468
Property, fixtures and equipment, net	996,091	1,036,077
Operating lease right-of-use assets	1,249,750	1,266,548
Goodwill	282,628	288,439
Intangible assets, net	468,082	470,615
Deferred income tax assets, net	95,870	73,426
Other assets, net	101,734	117,110
Total assets	$3,766,601	$3,592,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$141,221	$174,877
Accrued and other current liabilities	378,357	391,451
Unearned revenue	289,085	369,282
Current portion of long-term debt	29,367	26,411
Total current liabilities	838,030	962,021
Non-current operating lease liabilities	1,281,372	1,279,051
Deferred income tax liabilities	9,151	13,777
Long-term debt, net	1,389,273	1,022,293
Other long-term liabilities, net	148,632	138,060
Total liabilities	3,666,458	3,415,202
Commitments and contingencies (Note 18)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of March 29, 2020 and December 29, 2019	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 87,416,867 and 86,945,869 shares issued and outstanding as of March 29, 2020 and December 29, 2019, respectively	874	869
Additional paid-in capital	1,074,081	1,094,338
Accumulated deficit	(793,992)	(755,089)
Accumulated other comprehensive loss	(189,013)	(169,776)
Total Bloomin’ Brands stockholders’ equity	91,950	170,342
Noncontrolling interests	8,193	7,139
Total stockholders’ equity	100,143	177,481
Total liabilities and stockholders’ equity	$3,766,601	$3,592,683

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 29, 2020	MARCH 31, 2019
Revenues
Restaurant sales	$996,237	$1,111,642
Franchise and other revenues	12,100	16,489
Total revenues	1,008,337	1,128,131
Costs and expenses
Cost of sales	319,693	352,111
Labor and other related	309,269	319,015
Other restaurant operating	246,555	250,854
Depreciation and amortization	48,268	49,482
General and administrative	84,802	70,589
Provision for impaired assets and restaurant closings	41,318	3,586
Total costs and expenses	1,049,905	1,045,637
(Loss) income from operations	(41,568)	82,494
Other expense, net	(793)	(168)
Interest expense, net	(11,708)	(11,181)
(Loss) income before (benefit) provision for income taxes	(54,069)	71,145
(Benefit) provision for income taxes	(19,655)	5,496
Net (loss) income	(34,414)	65,649
Less: net income attributable to noncontrolling interests	197	1,349
Net (loss) income attributable to Bloomin’ Brands	(34,611)	64,300
Redemption of preferred stock in excess of carrying value	(3,496)	—
Net (loss) income attributable to common stockholders	$(38,107)	$64,300

Net (loss) income	$(34,414)	$65,649
Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,961)	5,755
Unrealized loss on derivatives, net of tax	(13,336)	(4,381)
Reclassification of adjustment for loss (gain) on derivatives included in Net (loss) income, net of tax	1,396	(364)
Comprehensive (loss) income	(54,315)	66,659
Less: comprehensive (loss) income attributable to noncontrolling interests	(467)	1,257
Comprehensive (loss) income attributable to Bloomin’ Brands	$(53,848)	$65,402

(Loss) earnings per share attributable to common stockholders:
Basic	$(0.44)	$0.70
Diluted	$(0.44)	$0.69
Weighted average common shares outstanding:
Basic	87,129	91,415
Diluted	87,129	92,661

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 29, 2019	86,946	$869	$1,094,338	$(755,089)	$(169,776)	$7,139	$177,481
Cumulative-effect from a change in accounting principle, net of tax	—	—	—	(4,292)	—	—	(4,292)
Net (loss) income	—	—	—	(34,611)	—	197	(34,414)
Other comprehensive loss, net of tax	—	—	—	—	(19,754)	(147)	(19,901)
Cash dividends declared, $0.20 per common share	—	—	(17,480)	—	—	—	(17,480)
Stock-based compensation	—	—	3,289	—	—	—	3,289
Consideration for preferred stock in excess of carrying value, net of tax	—	—	(3,496)	—	517	1,261	(1,718)
Common stock issued under stock plans (1)	471	5	(2,513)	—	—	—	(2,508)
Purchase of noncontrolling interests	—	—	(57)	—	—	—	(57)
Distributions to noncontrolling interests	—	—	—	—	—	(310)	(310)
Contributions from noncontrolling interests	—	—	—	—	—	53	53
Balance, March 29, 2020	87,417	$874	$1,074,081	$(793,992)	$(189,013)	$8,193	$100,143

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 30, 2018	91,272	$913	$1,107,582	$(920,010)	$(142,755)	$9,087	$54,817
Cumulative-effect from a change in accounting principle, net of tax	—	—	—	141,285	—	—	141,285
Net income	—	—	—	64,300	—	1,349	65,649
Other comprehensive income (loss), net of tax	—	—	—	—	1,102	(92)	1,010
Cash dividends declared, $0.10 per common share	—	—	(9,140)	—	—	—	(9,140)
Stock-based compensation	—		3,993	—	—	—	3,993
Common stock issued under stock plans (1)	375	3	(3,089)	—	—	—	(3,086)
Distributions to noncontrolling interests	—	—	—	—	—	(2,429)	(2,429)
Contributions from noncontrolling interests	—	—	—	—	—	264	264
Balance, March 31, 2019	91,647	$916	$1,099,346	$(714,425)	$(141,653)	$8,179	$252,363
________________

(1)	Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 29, 2020	MARCH 31, 2019
Cash flows provided by operating activities:
Net (loss) income	$(34,414)	$65,649
Adjustments to reconcile Net (loss) income to cash provided by operating activities:
Depreciation and amortization	48,268	49,482
Amortization of deferred discounts and issuance costs	634	634
Amortization of deferred gift card sales commissions	9,090	8,407
Provision for impaired assets and restaurant closings	41,318	3,586
Non-cash operating lease costs	19,253	17,814
Provision for expected credit losses and contingent lease liabilities	7,522	—
Inventory obsolescence and spoilage	5,291	—
Stock-based and other non-cash compensation expense	3,289	6,035
Deferred income tax benefit	(10,940)	(501)
Loss on sale of a business or subsidiary	—	167
Loss on disposal of property, fixtures and equipment	796	7
Other, net	1,655	(667)
Change in assets and liabilities	(63,471)	(66,730)
Net cash provided by operating activities	28,291	83,883
Cash flows used in investing activities:
Capital expenditures	(34,229)	(44,710)
Other investments, net	(569)	2,690
Net cash used in investing activities	$(34,798)	$(42,020)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 29, 2020	MARCH 31, 2019
Cash flows provided by (used in) financing activities:
Repayments of long-term debt	$(6,657)	$(7,428)
Proceeds from borrowings on revolving credit facilities, net	505,000	148,200
Repayments of borrowings on revolving credit facilities	(129,000)	(152,300)
Payments of taxes from share-based compensation, net	(2,508)	(3,086)
Distributions to noncontrolling interests	(310)	(2,429)
Contributions from noncontrolling interests	53	264
Purchase of limited partnership and noncontrolling interests	(57)	—
Payments for partner equity plan	(5,701)	(5,460)
Cash dividends paid on common stock	(17,480)	(9,140)
Redemption of subsidiary preferred stock	(1,007)	—
Net cash provided by (used in) financing activities	342,333	(31,379)
Effect of exchange rate changes on cash and cash equivalents	424	459
Net increase in cash, cash equivalents and restricted cash	336,250	10,943
Cash, cash equivalents and restricted cash as of the beginning of the period	67,145	71,823
Cash, cash equivalents and restricted cash as of the end of the period	$403,395	$82,766
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,682	$13,637
Cash paid for income taxes, net of refunds	5,408	4,255
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$21,514	$17,618
Leased assets obtained in exchange for new finance lease liabilities	473	76
Decrease in liabilities from the acquisition of property, fixtures and equipment	(1,950)	(6,066)

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

Basis of Presentation - The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments necessary for fair financial statement presentation for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2019.

Risks and Uncertainties - In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. During the thirteen weeks ended March 29, 2020, the negative effect of COVID-19 on the Company’s business was significant. The Company experienced an initial decline in restaurant revenue that began in early March 2020 as business travel decreased and public anxiety about the spread of COVID-19 increased. Government agencies began strongly discouraging or prohibiting people from visiting restaurants and instructed citizens to shelter in place to reduce the spread of COVID-19. In response to these conditions, the Company temporarily closed restaurant dining rooms in the U.S. on March 20, 2020 and shifted operations to provide only take-out and delivery service. See Note 2 - COVID-19 Impact for details regarding the financial impact of the COVID-19 pandemic on the Company’s financial results during the thirteen weeks ended March 29, 2020.

The duration and severity of the COVID-19 pandemic and its long-term impact on the Company’s business are uncertain at this time. Given the daily evolution of the pandemic and the global responses to curb its spread, the Company may not be able to accurately estimate the effects of the pandemic on its results of operations, financial condition, or liquidity for the foreseeable future.

Recently Adopted Financial Accounting Standards - On December 30, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU No. 2016-13”), which requires measurement and recognition of losses for financial instruments under the current expected credit loss model versus incurred losses under current guidance. The Company’s adoption of ASU No. 2016-13 and its related amendments (“the new credit loss standard”) resulted in cumulative-effect debit adjustment to the beginning balance of Accumulated deficit of $4.3 million, including $4.8 million of contingent lease liabilities related to lease guarantees and $1.0 million of incremental reserve for credit losses, net of the $1.5 million net increase in related deferred tax assets. Measurement processes and related controls have been implemented by the Company to ensure compliance with the new credit loss standard. See Note 16 - Allowance for Expected Credit Losses for additional details regarding the Company’s allowance for expected credit losses.

On December 30, 2019, the Company also adopted ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (“ASU No. 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. The Company contracts with 3rd party information technology providers for

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

various service arrangements including software, platform and information technology infrastructure. The Company’s prospective adoption of ASU No. 2018-15 did not have a material effect on its consolidated financial statements.

Recently Issued Financial Accounting Standards Not Yet Adopted - In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-04”). The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU No. 2020-04 is currently effective and upon adoption may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period. These reclassifications had no effect on previously reported net income.

2.    COVID-19 Impact

Following is a summary of the charges recorded in connection with the COVID-19 pandemic for the period indicated below (dollars in thousands):

CHARGES	CONSOLIDATED INCOME STATEMENT CLASSIFICATION	THIRTEEN WEEKS ENDED
		MARCH 29, 2020
Inventory obsolescence and spoilage (1)	Cost of sales	$6,182
Compensation for idle employees (2)	Labor and other related	16,186
Lease guarantee contingent liabilities (3)	General and administrative	4,188
Allowance for expected credit losses (4)	General and administrative	3,334
Other charges	General and administrative	573
Right-of-use asset impairment (5)	Provision for impaired assets and restaurant closings	20,484
Fixed asset impairment (5)	Provision for impaired assets and restaurant closings	11,728
Goodwill and other impairment (6)	Provision for impaired assets and restaurant closings	2,388
		$65,063
________________

(1)	Includes the write-off of value added tax credits related to the purchase of inventory by the Company’s Brazil subsidiary.

(2)	Represents relief pay for hourly employees impacted by the closure of dining rooms.

(3)	Represents additional contingent liabilities recorded for lease guarantees related to certain former restaurant locations now operated by franchisees or other third parties.

(4)	Includes additional reserves based on the Company’s increase in expected credit losses, primarily related to franchise receivables.

(5)	Includes impairments resulting from the remeasurement of assets utilizing projected future cash flows revised for current economic conditions and the closure of certain restaurants.

(6)	Includes impairment of goodwill for the Company’s Hong Kong subsidiary. See Note 8 - Goodwill and Intangible Assets, Net for details regarding impairment of goodwill.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

3.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
Revenues
Restaurant sales	$996,237	$1,111,642
Franchise and other revenues
Franchise revenue	$9,549	$13,762
Other revenue	2,551	2,727
Total Franchise and other revenues	$12,100	$16,489
Total revenues	$1,008,337	$1,128,131

The following tables include the disaggregation of Restaurant sales and Franchise revenue, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2020		MARCH 31, 2019
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse	$530,685	$6,541	$586,771	$10,601
Carrabba’s Italian Grill	146,875	461	173,475	171
Bonefish Grill	135,072	136	156,434	210
Fleming’s Prime Steakhouse & Wine Bar	70,960	—	83,026	—
Other	1,297	—	1,107	—
U.S. total	$884,889	$7,138	$1,000,813	$10,982
International
Outback Steakhouse Brazil (1)	$91,590	$—	$89,565	$—
Other (1)(2)	19,758	2,411	21,264	2,780
International total	$111,348	$2,411	$110,829	$2,780
Total	$996,237	$9,549	$1,111,642	$13,762
________________

(1)
Brazil Restaurant sales are reported on a one-month lag and are presented on a calendar basis. Restaurant sales for Brazil during the first fiscal quarter of 2020 (through February 29, 2020) do not include any material impact from the COVID-19 pandemic.

(2)	Includes Restaurant sales for the Company’s Abbraccio concept in Brazil.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	MARCH 29, 2020	DECEMBER 29, 2019
Other current assets, net
Deferred gift card sales commissions	$13,049	$18,554

Unearned revenue
Deferred gift card revenue	$277,518	$358,757
Deferred loyalty revenue	11,076	10,034
Deferred franchise fees - current	491	491
Total Unearned revenue	$289,085	$369,282

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,453	$4,599

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
Balance, beginning of period	$18,554	$16,431
Deferred gift card sales commissions amortization	(9,090)	(8,407)
Deferred gift card sales commissions capitalization	4,324	3,833
Other	(739)	(662)
Balance, end of period	$13,049	$11,195

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
Balance, beginning of period	$358,757	$333,794
Gift card sales	58,439	55,472
Gift card redemptions	(133,181)	(141,459)
Gift card breakage	(6,497)	(6,884)
Balance, end of period	$277,518	$240,923

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

4.    Impairments, Exit Costs and Disposals

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
Impairment losses
U.S.	$30,972	$3,464
International (1)	3,172	18
Corporate	6,280	—
Total impairment losses	$40,424	$3,482
Restaurant closure expenses
U.S.	$721	$87
International	173	17
Total restaurant closure expenses	$894	$104
Provision for impaired assets and restaurant closings	$41,318	$3,586

________________

(1)	Includes goodwill impairment charges of $2.0 million during the thirteen weeks ended March 29, 2020. See Note 8 - Goodwill and Intangible Assets, Net for details regarding impairment of goodwill.

During the thirteen weeks ended March 29, 2020, the Company recognized asset impairment and closure charges related to the COVID-19 pandemic of $31.3 million in the U.S. segment and $3.3 million in the international segment. The Company also recognized asset impairment charges related to transformational initiatives of $6.3 million, which were not allocated to its operating segments.

The remaining impairment and closing charges for the periods presented resulted primarily from locations identified for remodel, relocation or closure and certain other assets.

Accrued Facility Closure and Other Costs Rollforward - The following table summarizes the Company’s accrual activity related to facility closure and other costs, associated with certain closure initiatives, for the period indicated:

THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020
Balance, beginning of the period	$14,542
Cash payments	(925)
Accretion	281
Adjustments	428
Balance, end of the period (1)	$14,326
________________

(1)
As of March 29, 2020, the Company had exit-related accruals related to certain closure initiatives of $3.2 million recorded in Accrued and other current liabilities and $11.1 million recorded in Non-current operating lease liabilities on its Consolidated Balance Sheet.

Refranchising - During the thirteen weeks ended March 31, 2019, the Company completed the sale of 18 of its existing U.S. Company-owned Carrabba’s Italian Grill locations to an existing franchisee for cash proceeds of $3.6 million, net of certain purchase price adjustments.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

5.    (Loss) Earnings Per Share

The following table presents the computation of basic and diluted (loss) earnings per share attributable to common stockholders for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 29, 2020	MARCH 31, 2019
Net (loss) income attributable to Bloomin’ Brands	$(34,611)	$64,300
Redemption of preferred stock in excess of carrying value (1)	(3,496)	—
Net (loss) income attributable to common stockholders	$(38,107)	$64,300

Basic weighted average common shares outstanding	87,129	91,415

Effect of diluted securities:
Stock options	—	792
Nonvested restricted stock units	—	358
Nonvested performance-based share units	—	96
Diluted weighted average common shares outstanding	87,129	92,661

Basic (loss) earnings per share attributable to common stockholders	$(0.44)	$0.70
Diluted (loss) earnings per share attributable to common stockholders	$(0.44)	$0.69

________________

(1)
Consideration paid in excess of carrying value for the redemption of preferred stock is considered a deemed dividend and, for purposes of calculating earnings per share, reduces net income attributable to common stockholders for the thirteen weeks ended March 29, 2020. See Note 12 - Stockholders’ Equity for additional details regarding the redemption of preferred stock of the Company’s Abbraccio subsidiary.

Securities outstanding not included in the computation of (loss) earnings per share attributable to common stockholders because their effect was antidilutive were as follows, for the periods indicated:

	THIRTEEN WEEKS ENDED
(shares in thousands)	MARCH 29, 2020	MARCH 31, 2019
Stock options	4,665	3,384
Nonvested restricted stock units	651	222
Nonvested performance-based share units	533	260

6.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
Stock options	$832	$1,159
Restricted stock units	1,683	1,749
Performance-based share units	699	1,003
	$3,214	$3,911

During the thirteen weeks ended March 29, 2020, the Company made grants of 0.1 million stock options, 0.3 million time-based restricted stock units and 0.5 million performance-based share units.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2020	MARCH 31, 2019
Assumptions:
Weighted-average risk-free interest rate (1)	0.90%	2.51%
Dividend yield (2)	4.34%	1.89%
Expected term (3)	5.5 years	5.5 years
Weighted-average volatility (4)	30.43%	31.87%

Weighted-average grant date fair value per option	$3.12	$5.76
________________

(1)	Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.

(2)	Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.

(3)	Expected term represents the period of time that the options are expected to be outstanding. The Company estimates the expected term based on historical exercise experience for its stock options.

(4)	Based on the historical volatility of the Company’s stock.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of March 29, 2020:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$6,127	1.8
Restricted stock units	$16,967	2.2
Performance-based share units	$14,016	2.3

7.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 29, 2020	DECEMBER 29, 2019
Prepaid expenses	$27,716	$20,218
Accounts receivable - gift cards, net	9,851	104,591
Accounts receivable - vendors, net	10,407	13,465
Accounts receivable - franchisees, net	435	1,322
Accounts receivable - other, net	19,414	21,734
Deferred gift card sales commissions	13,049	18,554
Assets held for sale	5,640	3,317
Other current assets, net (1)	14,452	3,261
	$100,964	$186,462

________________

(1)
Includes $10.0 million of Company-owned life insurance policies as of March 29, 2020 transferred to current assets during the thirteen weeks ended March 29, 2020 for planned payment of deferred compensation obligations.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

8.     Goodwill and Intangible Assets, Net

Goodwill - The following table is a rollforward of goodwill:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 29, 2019	$170,657	$117,782	$288,439
Translation adjustments	—	(3,838)	(3,838)
Impairment charges	—	(1,973)	(1,973)
Balance as of March 29, 2020	$170,657	$111,971	$282,628

The COVID-19 outbreak was considered a triggering event, indicating that the carrying amount of goodwill may not be recoverable. As a result, the Company performed a quantitative assessment for all reporting units to determine whether a reporting unit was impaired. Based on this assessment, which utilized a discounted cash flow analysis, the Company recorded full impairment of goodwill related to its Hong Kong reporting unit of $2.0 million, within the international segment, during the thirteen weeks ended March 29, 2020. Impairment was not recorded for any of the Company’s other reporting units as a result the quantitative assessment.

9.    Other Assets, Net

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 29, 2020	DECEMBER 29, 2019
Company-owned life insurance (1)	$46,534	$60,126
Deferred financing fees (2)	4,476	4,893
Liquor licenses	24,224	24,289
Other assets	26,500	27,802
	$101,734	$117,110
________________

(1)
During the thirteen weeks ended March 29, 2020, the Company reclassified $10.0 million of Company-owned life insurance policies to current assets for planned payment of deferred compensation obligations.

(2)	Net of accumulated amortization of $7.2 million and $6.8 million as of March 29, 2020 and December 29, 2019, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

10.    Long-term Debt, Net

Following is a summary of outstanding long-term debt, as of the periods indicated:

	MARCH 29, 2020		DECEMBER 29, 2019
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$443,750	3.02%	$450,000	3.40%
Revolving credit facility (1)	975,000	3.29%	599,000	3.44%
Total Senior Secured Credit Facility	$1,418,750		$1,049,000
Finance lease liabilities	2,328		2,308
Other	—	—%	50	2.18%
Less: unamortized debt discount and issuance costs	(2,438)		(2,654)
Total debt, net	$1,418,640		$1,048,704
Less: current portion of long-term debt	(29,367)		(26,411)
Long-term debt, net	$1,389,273		$1,022,293
________________

(1)	Interest rate represents the weighted-average interest rate for the respective periods.

Amended Credit Agreement - On May 4, 2020, the Company and its wholly-owned subsidiary OSI Restaurant Partners, LLC (“OSI”), as co-borrowers, entered into an amendment to its existing credit agreement, dated November 30, 2017 (the “Amended Credit Agreement”), which provides relief for the financial covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”). Without such amendment, violation of financial covenants under the original credit agreement could have resulted in default. TNLR is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net of cash) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Amended Credit Agreement). The Amended Credit Agreement waives the TNLR requirement for the remainder of fiscal year 2020 and requires a TNLR based on a seasonally annualized calculation of Consolidated EBITDA not to exceed the following thresholds for the periods indicated:

QUARTERLY PERIOD ENDED	MAXIMUM RATIO
March 28, 2021 (1)	5.50	to	1.00
June 27, 2021 (2)	5.00	to	1.00
September 26, 2021 and thereafter (3)	4.50	to	1.00
________________

(1)	Seasonally annualized Consolidated EBITDA calculated as Consolidated EBITDA for the fiscal quarter ending March 28, 2021 divided by 34.1%.

(2)	Seasonally annualized Consolidated EBITDA calculated as Consolidated EBITDA for the two consecutive quarters ending June 27, 2021 divided by 58.5%.

(3)	Seasonally annualized Consolidated EBITDA calculated as Consolidated EBITDA for the three consecutive quarters ending September 26, 2021 divided by 77.0%.

Under the terms of the Amended Credit Agreement, the Company is also required to meet a minimum monthly liquidity threshold of $125.0 million through March 28, 2021, calculated as the sum of available capacity under the Company’s revolving credit facility, unrestricted domestic cash on hand and up to $25.0 million of unrestricted cash held by foreign subsidiaries.

Under the Amended Credit Agreement, the Company is limited to $100.0 million of aggregate capital expenditures for the four fiscal quarters through March 28, 2021. The Company is also prohibited from making certain restricted payments, investments or acquisitions until after September 26, 2021, with an exception for investments in the Company’s foreign subsidiaries which are capped at $27.5 million.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Interest rates under the Amended Credit Agreement are 275 and 175 basis points above the Eurocurrency Rate and Base Rate, respectively, and letter of credit fees and fees for the daily unused availability under the revolving credit facility are 2.75% and 0.40%, respectively, subject to reversion to rates under the original credit agreement when the Company is in compliance with the TNLR covenant for the test period ending September 26, 2021. The Company is also subject to a 0% Eurocurrency floor under the Amended Credit Agreement.

As of the date of this filing, the Company’s accounting for the impact of the Amended Credit Agreement was still ongoing. Any impact will be reflected in the Company’s consolidated financial statements during the thirteen weeks ended June 28, 2020.

As of March 29, 2020 and December 29, 2019, the Company was in compliance with its debt covenants.

11.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following, as of the periods indicated:

(dollars in thousands)	MARCH 29, 2020	DECEMBER 29, 2019
Accrued insurance liability	$33,490	$33,818
Chef and Restaurant Managing Partner deferred compensation obligations and deposits	41,824	47,831
Other long-term liabilities (1)	73,318	56,411
	$148,632	$138,060

________________

(1)
The increase in Other long-term liabilities during the thirteen weeks ended March 29, 2020, preliminary relates to $9.9 million of additional interest rate swap liabilities and $8.7 million of additional contingent lease liabilities. See Note 13 - Derivative Instruments and Hedging Activities and Note 18 - Commitments and Contingencies, respectively, for details regarding these increases.

12.	Stockholders’ Equity

Share Repurchases - The Company did not repurchase any shares of its outstanding common stock during the thirteen weeks ended March 29, 2020. Under the terms of the Amended Credit Agreement, repurchasing shares of the Company’s outstanding common stock is restricted until after September 26, 2021.

Dividends - The Company declared and paid dividends per share during fiscal year 2020 as follows:

(in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.20	$17,480

Redeemable Preferred Stock - In connection with the development of its Abbraccio Cucina Italiana (“Abbraccio”) concept in 2015, the Company entered into an investment agreement (the “Abbraccio Investment Agreement”) to sell preferred shares of its Abbraccio subsidiary (“Abbraccio Shares”) to certain investors (“Abbraccio Partners”). The Abbraccio Investment Agreement included a call option for the purchase of the Abbraccio Shares (the “Abbraccio Call Option”).

During the thirteen weeks ended March 29, 2020, the Company exercised the Abbraccio Call Option to purchase all outstanding Abbraccio Shares for $1.0 million and recorded a reduction to Accumulated deficit and an increase in Net loss applicable to common stockholders of $3.5 million for the consideration paid in excess of the Abbraccio Shares’ carrying value.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	MARCH 29, 2020	DECEMBER 29, 2019
Foreign currency translation adjustment	$(159,328)	$(152,031)
Unrealized loss on derivatives, net of tax	(29,685)	(17,745)
Accumulated other comprehensive loss	$(189,013)	$(169,776)

Following are the components of Other comprehensive (loss) income attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
Foreign currency translation adjustment	$(7,297)	$5,847

Unrealized loss on derivatives, net of tax (1)	$(13,336)	$(4,381)
Reclassification of adjustments for loss (gain) on derivatives included in Net income, net of tax (2)	1,396	(364)
Total unrealized loss on derivatives, net of tax	$(11,940)	$(4,745)
Other comprehensive (loss) income attributable to Bloomin’ Brands	$(19,237)	$1,102
________________

(1)	Unrealized loss on derivatives is net of tax of $(4.6) million and $(1.5) million for the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively.

(2)	Reclassifications of adjustments for loss (gain) on derivatives are net of tax. See Note 13 - Derivative Instruments and Hedging Activities for the tax impact of reclassifications.

13.    Derivative Instruments and Hedging Activities

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

The Company’s swap agreements have been designated and qualify as cash flow hedges, are recognized on its Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $14.7 million will be reclassified to interest expense over the next 12 fiscal months. The following table presents the fair value and classification of the Company’s swap agreements, as of the periods indicated:

(dollars in thousands)	MARCH 29, 2020	DECEMBER 29, 2019	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$13,335	$7,174	Accrued and other current liabilities
Interest rate swaps - liability	26,758	16,835	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$40,093	$24,009

Accrued interest	$679	$632	Accrued and other current liabilities
____________________

(1)	See Note 15 - Fair Value Measurements for fair value discussion of the interest rate swaps.

On May 4, 2020, concurrent with entering into the Amended Credit Agreement, the Company elected to de-designate its interest rate swap hedge relationships and modify its interest rate swaps to more closely align with certain terms of the Amended Credit Agreement. On May 6, 2020, the Company re-designated the cash flow hedge relationship for the

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

original $550.0 million notional amount, resulting in no impact to the Company’s consolidated financial statements as a result of the hedge activity.

The following table summarizes the effects of the swap agreements on Net (loss) income for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
Interest rate swap (expense) income recognized in Interest expense, net	$(1,880)	$491
Income tax benefit (expense) recognized in Provision for income taxes	484	(127)
Total effects of the interest rate swaps on Net (loss) income	$(1,396)	$364

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 29, 2020, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of March 29, 2020 and December 29, 2019, the fair value of the Company’s interest rate swaps was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $41.0 million and $24.8 million, respectively. As of March 29, 2020 and December 29, 2019, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 29, 2020 and December 29, 2019, it could have been required to settle its obligations under the agreements at their termination value of $41.0 million and $24.8 million, respectively.

14.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	MARCH 29, 2020	DECEMBER 29, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,249,750	$1,266,548
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	2,076	2,036
Total lease assets, net		$1,251,826	$1,268,584

Current operating lease liabilities (2)	Accrued and other current liabilities	$185,278	$171,866
Current finance lease liabilities	Current portion of long-term debt	1,242	1,361
Non-current operating lease liabilities	Non-current operating lease liabilities	1,281,372	1,279,051
Non-current finance lease liabilities	Long-term debt, net	1,086	947
Total lease liabilities		$1,468,978	$1,453,225
________________

(1)	Net of accumulated amortization of $1.6 million and $1.3 million as of March 29, 2020 and December 29, 2019, respectively.

(2)	Excludes accrued contingent percentage rent.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	CONSOLIDATED INCOME STATEMENT CLASSIFICATION	THIRTEEN WEEKS ENDED
(dollars in thousands)		MARCH 29, 2020	MARCH 31, 2019
Operating leases (1)	Other restaurant operating	$45,882	$45,233
Variable lease cost	Other restaurant operating	1,120	819
Finance leases
Amortization of leased assets	Depreciation and amortization	342	324
Interest on lease liabilities	Interest expense, net	46	73
Sublease revenue (2)	Franchise and other revenues	(1,677)	(1,314)
Lease costs, net		$45,713	$45,135
________________

(1)
Excludes rent expense for office facilities and Company-owned closed or subleased properties for the thirteen weeks ended March 29, 2020 and March 31, 2019 of $3.6 million, which is included in General and administrative expense and certain supply chain related rent expense of $0.3 million, which is included in Cost of sales.

(2)	Excludes rental income from Company-owned properties for the thirteen weeks ended March 29, 2020 and March 31, 2019 of $0.2 million and $0.7 million, respectively.

The following table is a summary of other impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$48,492	$47,649

15.    Fair Value Measurements

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	MARCH 29, 2020			DECEMBER 29, 2019
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$2,324	$2,324	$—	$1,037	$1,037	$—
Money market funds	7,046	7,046	—	12,752	12,752	—
Total asset recurring fair value measurements	$9,370	$9,370	$—	$13,789	$13,789	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$13,335	$—	$13,335	$7,174	$—	$7,174
Other long-term liabilities:
Derivative instruments - interest rate swaps	26,758	—	26,758	16,835	—	16,835
Total liability recurring fair value measurements	$40,093	$—	$40,093	$24,009	$—	$24,009

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of March 29, 2020 and December 29, 2019, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

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

	THIRTEEN WEEKS ENDED
	MARCH 29, 2020		MARCH 31, 2019
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$1,182	$75	$2,149	$215
Operating lease right-of-use assets (2)	55,644	19,563	2,242	596
Property, fixtures and equipment (3)	21,693	18,398	490	2,671
Goodwill and other assets (4)	1,044	2,388	—	—
	$79,563	$40,424	$4,881	$3,482

____________________

(1)	Assets generally measured using third-party market appraisals or executed sales contracts (Level 2).

(2)
Carrying values measured using Level 3 inputs to estimate fair value totaled $55.6 million and $2.0 million during the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively. All other assets were valued using Level 2 inputs. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value.

(3)
Carrying values measured using Level 3 inputs to estimate fair value totaled $19.2 million and $0.5 million during the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively. All other assets were valued using Level 2 inputs. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value.

(4)	All assets measured using the quoted market value of comparable assets (Level 2).

See Note 4 - Impairments, Exit Costs and Disposals for information regarding impairment charges resulting from the fair value measurement performed on a nonrecurring basis during the thirteen weeks ended March 29, 2020. Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

In assessment of impairment for operating locations, the Company determined the fair values of individual operating locations using an income approach, which required discounting projected future cash flows. When determining the stream of projected future cash flows associated with an individual operating location, management made assumptions, including highest and best use and inputs from restaurant operations, where necessary, and about key variables including the following unobservable inputs: revenue growth rates, controllable and uncontrollable expenses, and asset residual values. In order to calculate the present value of those future cash flows, the Company discounted cash flow estimates at its weighted-average cost of capital applicable to the country in which the measured assets reside.

The following table presents quantitative information related to certain unobservable inputs used in the Company’s Level 3 fair value measurements of Operating lease right-of-use assets and Property, fixtures and equipment for the impairment losses incurred during the period indicated:

	THIRTEEN WEEKS ENDED
UNOBSERVABLE INPUTS	MARCH 29, 2020
Weighted-average cost of capital	10.4%
Long-term growth rate	1.5%	to	2.0%

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt. The fair values of

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	MARCH 29, 2020		DECEMBER 29, 2019
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior Secured Credit Facility:
Term loan A	$443,750	$397,156	$450,000	$450,563
Revolving credit facility	$975,000	$832,777	$599,000	$599,000

16.    Allowance for Expected Credit Losses

The following is a rollforward of the allowance for trade receivable expected credit losses for the period indicated:

THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020
Allowance for credit losses, beginning of period	$199
Adjustment for adoption of ASU No. 2016-13	1,018
Provision for expected credit losses	3,334
Allowance for credit losses, end of period	$4,551

The Company is exposed to credit losses through its trade accounts receivable consisting primarily of amounts due for gift card, credit card, vendor, franchise and other receivables. Gift card, vendor and other receivables consist primarily of amounts due from gift card resellers and vendor rebates. Amounts due from franchisees consist of initial franchise fees, royalty income, and advertising fees. See Note 7 - Other Current Assets, Net for disclosure of trades receivables by category as of March 29, 2020 and December 29, 2019. Credit card receivables in the U.S. are recorded within Cash and cash equivalents based on their short duration and reasonably assured settlement.

The Company evaluates the collectability of trade receivables based on historical loss experience and risk pool and records periodic adjustments for factors such as deterioration of economic conditions, specific customer circumstances and changes in the aging of accounts receivable balances. For risk pools where there was no established loss history, S&P speculative-grade default rates are utilized to calculate an estimated loss rate. Losses are charged off in the period in which they are determined to be uncollectable.

The financial condition of the Company’s franchisees is largely dependent on the underlying business trends of its brands and market conditions within the casual dining restaurant industry. In March 2020, the Company fully reserved substantially all of its outstanding franchise receivables in response to the economic impact of the COVID-19 pandemic. See Note 2 - COVID-19 Impact for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.

The Company is also exposed to credit losses from off-balance sheet lease guarantees primarily related to the divestiture of certain formerly Company-owned restaurant sites. See Note 18 - Commitments and Contingencies for details regarding these lease guarantees.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

17.    Income Taxes

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
(Loss) income before (benefit) provision for income taxes	$(54,069)	$71,145
(Benefit) provision for income taxes	$(19,655)	$5,496
Effective income tax rate	36.4%	7.7%

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Accordingly, the applicable provisions of the CARES Act have been reflected in the Company’s tax provision for the thirteen weeks ended March 29, 2020. The CARES Act, among other items, includes U.S. corporate tax provisions related to the deferment of employer social security payments, net operating loss (“NOL”) carryback periods, alternative minimum tax credits, modifications to interest deduction limitations and technical corrections on tax depreciation methods for qualified improvement property (“QIP”).

The effective income tax rate for the thirteen weeks ended March 29, 2020 increased by 28.7 percentage points as compared to the thirteen weeks ended March 31, 2019. The increase was primarily due to the benefit of the five-year carryback of the forecasted 2020 NOL under the CARES Act and favorable discrete items recorded in the thirteen weeks ended March 29, 2020.

As of December 29, 2019, the Company had $128.6 million in general business tax credits carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. The Company expects to increase its general business credit carryforwards in 2020 by approximately $50 million to $80 million as a result of the carryback of the forecasted 2020 NOL, additional credits generated in 2020 and the application of the QIP technical correction enacted as part of the CARES Act. The Company currently expects to utilize these tax credit carryforwards within a seven to nine year period. However, the Company’s ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for the thirteen weeks ended March 29, 2020 was higher than the statutory rate primarily due to the benefit of the five-year carryback of the forecasted 2020 NOL under the CARES Act and tax credits for FICA taxes on certain employees’ tips.

18.    Commitments and Contingencies

Litigation and Other Matters - The Company had $3.3 million and $3.0 million of liabilities recorded for various legal matters as of March 29, 2020 and December 29, 2019, respectively.

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

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of March 29, 2020, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $31.3 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

March 29, 2020 was approximately $24.9 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred.

In March 2020, the Company recorded $4.2 million of additional contingent lease liability in response to the economic impact of the COVID-19 pandemic. As of March 29, 2020, the Company’s recorded contingent lease liability was $9.7 million. See Note 2 - COVID-19 Impact for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.

19.    Segment Reporting

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

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 29, 2019. Revenues for all segments include only transactions with customers and exclude intersegment revenues. Excluded from Income from operations for U.S. and international are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses and certain bonus expenses.

During the thirteen weeks ended March 29, 2020, the Company recorded $22.2 million of pre-tax charges as a part of transformational initiatives implemented in connection with its previously announced review of strategic alternatives. These costs were primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings and were not allocated to the Company’s segments since the Company’s CODM does not consider the impact of transformational initiatives when assessing segment performance.

The following table is a summary of Total revenue by segment, for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
Total revenues
U.S.	$894,497	$1,014,507
International	113,840	113,624
Total revenues	$1,008,337	$1,128,131

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a reconciliation of Segment income from operations to (Loss) income before (benefit) provision for income taxes, for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
Segment income from operations
U.S.	$11,379	$113,035
International	6,787	13,720
Total segment income from operations	18,166	126,755
Unallocated corporate operating expense	(59,734)	(44,261)
Total (loss) income from operations	(41,568)	82,494
Other expense, net	(793)	(168)
Interest expense, net	(11,708)	(11,181)
(Loss) income before (benefit) provision for income taxes	$(54,069)	$71,145

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
Depreciation and amortization
U.S.	$37,640	$38,786
International	6,758	6,456
Corporate	3,870	4,240
Total depreciation and amortization	$48,268	$49,482

20.    Subsequent Events

Convertible Notes - On May 8, 2020, the Company completed a $200.0 million principal amount private offering of 5.00% convertible senior notes due 2025 and on May 12, 2020, issued an additional $30.0 million principal amount in connection with the overallotment option granted to the initial purchasers as part of the offering (collectively, the “2025 Notes”). The 2025 Notes are governed by the terms of an indenture between the Company and Wells Fargo Bank, National Association, as the Trustee. The 2025 Notes will mature on May 1, 2025, unless earlier converted, redeemed or purchased by the Company. The 2025 Notes bear cash interest at an annual rate of 5.00%, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020.

The 2025 Notes are unsecured obligations and do not contain any financial covenants or restrictions on incurring additional indebtedness, paying dividends or issuing or repurchasing any securities. Events of default under the indenture for the 2025 Notes include, among other things, a default in the payment when due of the principal of, or the redemption price for, any note and a default for 30 days in the payment when due of interest on any note. If an event of default, the principal amount of, and all accrued and unpaid interest on, all of the notes then outstanding will immediately become due and payable.

The initial conversion rate applicable to the 2025 Notes is 84.122 shares of common stock per $1,000 principal amount of 2025 Notes, or a total of approximately 19.348 million shares for the total $230.0 million principal amount. This initial conversion rate is equivalent to an initial conversion price of approximately $11.89 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events. Noteholders may convert their notes at their option only in the circumstances described in the indenture.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate.

Net proceeds from this offering were approximately $221.4 million, after deducting the initial purchaser’s discounts and commissions and the Company’s offering expenses. The Company intends to use the net proceeds of this offering for general corporate purposes. Upon issuance, the principal amount is separated into a liability and an equity component, such that interest expense reflects the Company’s nonconvertible debt interest rate.

Debt issuance costs related to the 2025 Notes were comprised of discounts upon original issuance of $6.9 million and estimated third party offering costs of $1.7 million. In accounting for the debt issuance costs related to the issuance of the 2025 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2025 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2025 balance on the consolidated balance sheets.

Convertible Note Hedge and Warrant Transactions - In connection with the offering of the 2025 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with certain of the initial purchasers of the 2025 Notes and/or their respective affiliates and other financial institutions (in this capacity, the “Hedge Counterparties”). Concurrently with the Company’s entry into the Convertible Note Hedge Transactions, the Company also entered into separate, warrant transactions with the Hedge Counterparties collectively relating to the same number of shares of the Company’s common stock, subject to customary anti-dilution adjustments, and for which the Company received premiums that partially offset the cost of entering into the Convertible Note Hedge Transactions (the “Warrant Transactions”).

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that will initially underlie the 2025 Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2025 Notes. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price will initially be $16.64 per share and is subject to certain adjustments under the terms of the Warrant Transactions.

The portion of the net proceeds to the Company from the offering of the 2025 Notes that was used to pay the premium on the Convertible Note Hedge Transactions (calculated after taking into account the proceeds to the Company from the Warrant Transactions) was approximately $19.6 million. The net costs incurred in connection with the Convertible Note Hedge Transactions and Warrant Transactions will be recorded as a reduction to additional paid-in capital on the Company’s Consolidated Balance Sheet during the thirteen weeks ended June 28, 2020.

As of the date of this filing, the Company’s accounting for the 2025 Notes, Convertible Note Hedge Transactions and Warrant Transactions was still ongoing. Any impact will be reflected in the Company’s consolidated financial statements during the thirteen weeks ended June 28, 2020.

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

(i)
The severity, extent and duration of the COVID-19 pandemic, its impacts on our business and results of operations, financial condition and liquidity, including any adverse impact on our stock price and on the other factors listed below, and the responses of domestic and foreign federal, state and local governments to the pandemic;

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

(xvii)	Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 29, 2019.

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

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on May 5, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2020 (the “Form 10-Q”), was delayed due to circumstances related to the COVID-19 pandemic. The COVID-19 pandemic has had a material and adverse effect on our business operations. Forecasting our operations and financial results has grown increasingly complex due to the various uncertainties presented by the COVID-19 pandemic. In particular, the COVID-19 pandemic has made developing forecasts for, and the accounting of, valuation of goodwill and certain other assets slower and more difficult. In addition, our management has had to devote significant time and attention to the Amended Credit

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Agreement and 2025 Notes offering discussed in this Report, which has diverted resources from the preparation of the Form 10-Q.

In consideration of the impacts of COVID-19, described above, we were unable to compile and review certain information required in order to timely file the Form 10-Q by May 8, 2020, the original filing deadline of the Form 10-Q. We relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, SEC Release No. 34-88465, dated March 25, 2020, to delay the filing of this Form 10-Q.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of March 29, 2020, we owned and operated 1,172 restaurants and franchised 300 restaurants across 48 states, Puerto Rico, Guam and 20 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Executive Summary

Our financial results for the thirteen weeks ended March 29, 2020 (“first quarter of 2020”) include the following:

•
A decrease in Total revenues of 10.6% in the first quarter of 2020, as compared to the first quarter of 2019, primarily due to: (i) lower U.S. comparable restaurant sales, (ii) domestic refranchising, (iii) foreign currency translation of the Brazil Real relative to the U.S. dollar and (iv) a decrease in franchise revenues driven by the COVID-19 pandemic, partially offset by the net impact of restaurant openings and closures.

•
Loss from operations of $41.6 million in the first quarter of 2020, as compared to income from operations of $82.5 million in the first quarter of 2019, was primarily due to: (i) lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including asset impairment charges, relief pay, inventory obsolescence and incremental operating costs, (ii) the impact of restructuring and transformation initiatives and (iii) commodity and labor inflation.

Recent Developments - COVID-19

In response to the COVID-19 pandemic, governmental authorities have taken dramatic action in an effort to slow down the spread of the disease. Along with many other restaurant businesses across the country, we temporarily limited our services in the U.S. to carry-out and delivery only, effective March 20, 2020. This has resulted in significantly reduced traffic in our restaurants.

We have reopened a significant portion of our restaurant dining rooms in compliance with state and local regulations and plan to continue to do so as conditions and regulations allow. When we are able to reopen more of our dining rooms, it is uncertain whether customer traffic will return to levels prior to the outbreak of COVID-19. Even if consumer demand recovers, governmental restrictions may limit the capacity of our dining rooms or services we may provide. As a result, we expect our results for the foreseeable future will be significantly adversely impacted. Due to these unprecedented conditions, we have withdrawn our financial guidance for 2020.

In response to the pandemic, we have tightly managed expenses while taking steps to secure our liquidity position. See the subsection below entitled “Liquidity and Capital Resources” for further details.

Strategic Alternatives Review Update

In November 2019, we announced that we were exploring and evaluating strategic alternatives that have the potential to maximize value for our stockholders. In February 2020, in connection with our year-end earnings release and conference call, we provided an update on that process and discussed certain actions that we planned to take. While we have implemented the 2020 cost savings measures described at the time and remain committed to our plan to support a growth-focused, operations centric organization over the long term, we have suspended further activity with respect to the strategic review process as we prioritize our response to the COVID-19 pandemic. This includes a suspension of discussions with interested parties with respect to a sale of our Brazil business.

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

We believe that our use of non-GAAP financial measures permits investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies within the restaurant industry by isolating the effects of certain items that may vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent or will not recur. We believe that the disclosure of these non-GAAP measures is useful to investors as they form part of the basis for how our management team and Board of Directors (the “Board”) evaluate our operating performance, allocate resources and administer employee incentive plans; and

•	Customer satisfaction scores—measurement of our customers’ experiences in a variety of key areas.

Selected Operating Data

The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	MARCH 29, 2020	MARCH 31, 2019
U.S.
Outback Steakhouse
Company-owned	575	579
Franchised	145	153
Total	720	732
Carrabba’s Italian Grill
Company-owned	204	205
Franchised	21	21
Total	225	226
Bonefish Grill
Company-owned	190	189
Franchised	7	7
Total	197	196
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	67	70
Other
Company-owned	4	2
U.S. total	1,213	1,226
International
Company-owned
Outback Steakhouse - Brazil (1)	103	95
Other	29	34
Franchised
Outback Steakhouse - South Korea	72	72
Other	55	54
International total	259	255
System-wide total	1,472	1,481
____________________

(1)	The restaurant counts for Brazil are reported as of February 29, 2020 and February 28, 2019, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2020	MARCH 31, 2019
Revenues
Restaurant sales	98.8%	98.5%
Franchise and other revenues	1.2	1.5
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	32.1	31.7
Labor and other related (1)	31.0	28.7
Other restaurant operating (1)	24.7	22.6
Depreciation and amortization	4.8	4.4
General and administrative	8.4	6.3
Provision for impaired assets and restaurant closings	4.1	0.3
Total costs and expenses	104.1	92.7
(Loss) income from operations	(4.1)	7.3
Other expense, net	(0.1)	(*)
Interest expense, net	(1.2)	(1.0)
(Loss) income before (benefit) provision for income taxes	(5.4)	6.3
(Benefit) provision for income taxes	(2.0)	0.5
Net (loss) income	(3.4)	5.8
Less: net income attributable to noncontrolling interests	*	0.1
Net (loss) income attributable to Bloomin’ Brands	(3.4)%	5.7%
________________

(1)	As a percentage of Restaurant sales.

*	Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 31, 2019	$1,111.6
Change from:
Comparable restaurant sales	(99.3)
Divestiture of restaurants through refranchising transactions	(11.2)
Effect of foreign currency translation	(10.4)
Restaurant closures	(6.6)
Restaurant openings	12.1
For the period ended March 29, 2020	$996.2

The decrease in Restaurant sales during the thirteen weeks ended March 29, 2020 was primarily due to: (i) lower U.S. comparable restaurant sales, (ii) domestic refranchising, (iii) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar and (iv) the closing of 24 restaurants since December 30, 2018. The decrease in Restaurant sales was partially offset by the opening of 24 new restaurants not included in our comparable restaurant sales base.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases), for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2020	MARCH 31, 2019
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more):
U.S. (1)
Outback Steakhouse	(9.5)%	3.5%
Carrabba’s Italian Grill	(8.7)%	0.3%
Bonefish Grill	(13.9)%	1.9%
Fleming’s Prime Steakhouse & Wine Bar	(13.2)%	0.6%
Combined U.S.	(10.4)%	2.4%
International
Outback Steakhouse - Brazil (2)(3)	6.8%	3.7%

Traffic:
U.S.
Outback Steakhouse	(10.4)%	(0.5)%
Carrabba’s Italian Grill	(6.2)%	(1.3)%
Bonefish Grill	(15.1)%	(1.9)%
Fleming’s Prime Steakhouse & Wine Bar	(13.6)%	(1.6)%
Combined U.S.	(10.4)%	(0.9)%
International
Outback Steakhouse - Brazil (3)	8.4%	(2.4)%

Average check per person (4):
U.S.
Outback Steakhouse	0.9%	4.0%
Carrabba’s Italian Grill	(2.5)%	1.6%
Bonefish Grill	1.2%	3.8%
Fleming’s Prime Steakhouse & Wine Bar	0.4%	2.2%
Combined U.S.	—%	3.3%
International
Outback Steakhouse - Brazil (3)	(2.7)%	6.5%
____________________

(1)	Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.

(2)	Excludes the effect of fluctuations in foreign currency rates. Includes trading day impact from calendar period reporting.

(3)
Outback Steakhouse Brazil results are reported on a one-month lag and are presented on a calendar basis. Restaurant sales for Brazil during the first fiscal quarter of 2020 (through February 29, 2020) do not include any material impact from the COVID-19 pandemic.

(4)	Average check per person includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks, for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2020	MARCH 31, 2019
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$70,071	$77,198
Carrabba’s Italian Grill	$55,383	$59,940
Bonefish Grill	$54,685	$63,654
Fleming’s Prime Steakhouse & Wine Bar	$80,649	$91,238
International
Outback Steakhouse - Brazil (1)	$70,300	$74,878
Operating weeks:
U.S.
Outback Steakhouse	7,499	7,527
Carrabba’s Italian Grill	2,652	2,894
Bonefish Grill	2,470	2,458
Fleming’s Prime Steakhouse & Wine Bar	880	910
International
Outback Steakhouse - Brazil	1,303	1,196
____________________

(1)	Translated at average exchange rates of 4.19 and 3.79 for the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively.

Franchise and other revenues

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2020	MARCH 31, 2019
Franchise revenues (1)	$9.5	$13.8
Other revenues	2.6	2.7
Franchise and other revenues	$12.1	$16.5
____________________

(1)	Represents franchise royalties, advertising fees and initial franchise fees.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2020	MARCH 31, 2019	Change
Cost of sales	$319.7	$352.1
% of Restaurant sales	32.1%	31.7%	0.4%

Cost of sales increased as a percentage of Restaurant sales during the thirteen weeks ended March 29, 2020 as compared to the thirteen weeks ended March 31, 2019 primarily due to 0.6% from inventory obsolescence and spoilage costs associated with COVID-19 and 0.3% from commodity cost inflation, partially offset by an increase as a percentage of Restaurant sales of 0.5% from increases in average check per person.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Labor and other related expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2020	MARCH 31, 2019	Change
Labor and other related	$309.3	$319.0
% of Restaurant sales	31.0%	28.7%	2.3%

Labor and other related expenses increased as a percentage of Restaurant sales during the thirteen weeks ended March 29, 2020 as compared to the thirteen weeks ended March 31, 2019 primarily due to: (i) 1.6% from relief pay primarily for hourly employees impacted by the closure of dining rooms due to COVID-19, (ii) 0.5% from decreased restaurant sales primarily due to shifting to an off-premises only operational model in March 2020 and (iii) 0.3% from higher labor costs due to wage rate increases.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2020	MARCH 31, 2019	Change
Other restaurant operating	$246.6	$250.9
% of Restaurant sales	24.7%	22.6%	2.1%

Other restaurant operating expenses increased as a percentage of Restaurant sales during the thirteen weeks ended March 29, 2020 as compared to the thirteen weeks ended March 31, 2019 primarily due to: (i) the impact of shifting to an off-premise only operational model in March 2020 including, 1.1% from additional operating expenses and 0.9% from decreased restaurant sales, (ii) 0.2% from increased gift card fees from a larger percentage of on-line gift card sales and (iii) 0.2% from operating expense inflation. These increases were partially offset by a decrease as a percentage of Restaurant sales of 0.2% from certain cost savings initiatives.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in General and administrative expense for the period indicated below:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 31, 2019	$70.6
Change from:
Expected credit losses and contingent lease liabilities	7.5
Transformational costs	5.4
Severance	4.8
Compensation, benefits and payroll tax	(1.5)
Legal and professional fees	(1.5)
Deferred compensation	(1.1)
Other	0.6
For the period ended March 29, 2020	$84.8

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2020	MARCH 31, 2019	Change
Provision for impaired assets and restaurant closings	$41.3	$3.6	$37.7

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

During the thirteen weeks ended March 29, 2020, we recognized asset impairment and closure charges related to the COVID-19 pandemic, including $31.3 million in the U.S. segment and $3.3 million in the international segment. We also recognized asset impairment charges related to transformational initiatives of $6.3 million, which were not allocated to our operating segments.

The remaining impairment and closing charges for the periods presented resulted primarily from locations identified for remodel, relocation or closure and certain other assets.

See Note 4 - Impairments, Exit Costs and Disposals of the Notes to Consolidated Financial Statements for further information.

(Loss) income from operations

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2020	MARCH 31, 2019	Change
(Loss) income from operations	$(41.6)	$82.5	$(124.1)
% of Total revenues	(4.1)%	7.3%	(11.4)%

Loss from operations generated during the thirteen weeks ended March 29, 2020, as compared to income from operations during the thirteen weeks ended March 31, 2019 was primarily due to: (i) lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including asset impairment charges, relief pay, inventory obsolescence and incremental operating costs, (ii) the impact of restructuring and transformational initiatives and (iii) commodity and labor inflation.

Interest expense, net

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2020	MARCH 31, 2019	Change
Interest expense, net	$11.7	$11.2	$0.5

The increase in Interest expense, net for the thirteen weeks ended March 29, 2020 as compared to the thirteen weeks ended March 31, 2019 was primarily due to higher interest expense from our derivative instruments partially offset by lower interest rates.

(Benefit) provision for income taxes

	THIRTEEN WEEKS ENDED
	MARCH 29, 2020	MARCH 31, 2019	Change
Effective income tax rate	36.4%	7.7%	28.7%

The effective income tax rate for the thirteen weeks ended March 29, 2020 increased by 28.7 percentage points as compared to the thirteen weeks ended March 31, 2019. The increase was primarily due to the benefit of the five-year carryback of the forecasted 2020 NOL under the CARES Act and favorable discrete items recorded in the thirteen weeks ended March 29, 2020.

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

During the thirteen weeks ended March 29, 2020, we recorded $22.2 million of pre-tax charges as a part of transformational initiatives implemented in connection with its previously announced review of strategic alternatives. These costs were primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings and were not allocated to our segments since our CODM does not consider the impact of transformational initiatives when assessing segment performance.

Refer to Note 19 - Segment Reporting of the Notes to Consolidated Financial Statements for a reconciliation of segment income from operations to the consolidated operating results.

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

U.S. Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
Revenues
Restaurant sales	$884,889	$1,000,813
Franchise and other revenues	9,608	13,694
Total revenues	$894,497	$1,014,507
Restaurant-level operating margin	11.5%	16.7%
Income from operations	$11,379	$113,035
Operating income margin	1.3%	11.1%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 31, 2019	$1,000.8
Change from:
Comparable restaurant sales	(102.7)
Divestiture of restaurants through refranchising transactions	(11.2)
Restaurant closures	(5.7)
Restaurant openings	3.7
For the period ended March 29, 2020	$884.9

The decrease in U.S. Restaurant sales during the thirteen weeks ended March 29, 2020 was primarily due to: (i) lower comparable restaurant sales, (ii) refranchising of certain Company-owned restaurants and (iii) the closing of 16 restaurants since December 30, 2018. The decrease in Restaurant sales was partially offset by the opening of six new restaurants not included in our comparable restaurant sales base.

Income from operations

The decrease in U.S. income from operations generated during the thirteen weeks ended March 29, 2020 as compared to the thirteen weeks ended March 31, 2019, was primarily due to: (i) lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including asset impairment charges, relief pay, inventory obsolescence and incremental operating costs and (ii) labor and commodity inflation.

International Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
Revenues
Restaurant sales	$111,348	$110,829
Franchise and other revenues	2,492	2,795
Total revenues	$113,840	$113,624
Restaurant-level operating margin	18.5%	22.3%
Income from operations	$6,787	$13,720
Operating income margin	6.0%	12.1%

Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 31, 2019	$110.8
Change from:
Restaurant openings	8.4
Comparable restaurant sales	3.4
Effect of foreign currency translation	(10.4)
Restaurant closures	(0.9)
For the period ended March 29, 2020	$111.3

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The slight increase in international Restaurant sales during the thirteen weeks ended March 29, 2020 was primarily due to the opening of 18 new restaurants not included in our comparable restaurant sales base and higher comparable restaurant sales. The increase in Restaurant sales was partially offset by the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

Outback Steakhouse Brazil results are reported on a one-month lag and are presented on a calendar basis. Restaurant sales for Brazil during the first fiscal quarter of 2020 (through February 29, 2020) do not include any material impact from the COVID-19 pandemic.

Income from operations

The decrease in international income from operations during the thirteen weeks ended March 29, 2020 as compared to the thirteen weeks ended March 31, 2019 was primarily due to: (i) costs incurred in connection with the COVID-19 pandemic, including asset impairment and other charges, (ii) lower comparable restaurant sales in Hong Kong as a result of COVID-19, (iii) changes in product mix in Brazil and (iv) commodity inflation. These decreases were partially offset by higher comparable restaurant sales and lower advertising expense in Brazil.

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

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2020	MARCH 31, 2019
U.S.
Outback Steakhouse	$116	$138
Carrabba’s Italian Grill (1)	11	3
Bonefish Grill	3	4
U.S. total	$130	$145
International
Outback Steakhouse-South Korea	$54	$57
Other	22	27
International total	$76	$84
Total franchise sales (2)	$206	$229
_____________________

(1)	In March 2019, we sold 18 Carrabba’s Italian Grill locations, which are now operated as franchises.

(2)	Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted restaurant-level operating margin - The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2020		MARCH 31, 2019
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	32.1%	31.5%	31.7%	31.7%
Labor and other related	31.0%	31.0%	28.7%	28.7%
Other restaurant operating	24.7%	25.0%	22.6%	22.6%

Restaurant-level operating margin	12.1%	12.5%	17.1%	17.1%
_________________

(1)
Includes unfavorable (favorable) adjustments recorded in Other restaurant operating expense (unless otherwise noted below) for the following activities, as described in the Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share table below for the period indicated:

THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2020
Restaurant and asset impairments and closing costs	$2.8
Restaurant relocations and related costs	(0.1)
COVID-19 related costs (1)	(6.2)
$(3.5)
_________________

(1)	Adjustments recorded in Cost of sales.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 29, 2020	MARCH 31, 2019
(Loss) income from operations	$(41,568)	$82,494
Operating (loss) income margin	(4.1)%	7.3%
Adjustments:
COVID-19 related costs (1)	48,876	—
Severance and other transformational costs (2)	22,232	2,855
Restaurant relocations and related costs (3)	592	1,032
Legal and contingent matters	178	—
Restaurant and asset impairments and closing costs (4)	(2,797)	2,131
Total income from operations adjustments	$69,081	$6,018
Adjusted income from operations	$27,513	$88,512
Adjusted operating income margin	2.7%	7.8%

Net (loss) income attributable to common stockholders	$(38,107)	$64,300
Adjustments:
Income from operations adjustments	69,081	6,018
Total adjustments, before income taxes	69,081	6,018
Adjustment to provision for income taxes (5)	(21,995)	(819)
Redemption of preferred stock in excess of carrying value (6)	3,496	—
Net adjustments	50,582	5,199
Adjusted net income	$12,475	$69,499

Diluted (loss) earnings per share attributable to common stockholders	$(0.44)	$0.69
Adjusted diluted earnings per share	$0.14	$0.75

Basic weighted average common shares outstanding	87,129	91,415
Diluted weighted average common shares outstanding (7)	87,963	92,661
_________________

(1)
Represents costs incurred in connection with the economic impact of the COVID-19 pandemic, primarily consisting of fixed asset and right-of-use asset impairments, inventory obsolescence and spoilage, contingent lease liabilities and current expected credit losses. See Note 2 - COVID-19 Impact of the Notes to Consolidated Financial Statement for additional details regarding the impact of the COVID-19 pandemic on our financial results.

(2)	Relates to severance and other costs incurred as a result of transformational and restructuring activities.

(3)	Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.

(4)	Includes a lease termination gain of $2.8 million in 2020 and asset impairment charges and related costs primarily related to approved closure and restructuring initiatives in 2019.

(5)	Represents income tax effect of the adjustments for the periods presented.

(6)	Represents consideration paid in excess of the carrying value for the redemption of preferred stock of our Abbraccio subsidiary.

(7)
Due to the GAAP net loss, the effect of dilutive securities was excluded from the calculation of GAAP diluted (loss) earnings per share for the thirteen weeks ended March 29, 2020. For adjusted diluted earnings per share, the calculation includes 834 dilutive shares for the thirteen weeks ended March 29, 2020.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

LIQUIDITY

Typically, cash flows generated from operating activities are our principal source of liquidity, which we use for operating expenses, payments on our debt, remodeling or relocating older restaurants, obligations related to our deferred compensation plans and investments in technology. All of our restaurants are currently operating at reduced capacities or off-premises only due to the COVID-19 pandemic and may not be able to generate sufficient cash from operations to cover all of our projected expenditures.

In response to the COVID-19 pandemic, we have tightly managed expenses while prioritizing supporting our workforce and our off-premises business. In addition, we have taken several precautionary measures to preserve liquidity, including the following:

•	we suspended our quarterly cash dividend and stock repurchases;

•	we significantly reduced marketing and tightly managed other expenses;

•	we deferred nearly all capital expenditures other than maintenance to support off-premises business;

•	we engaged in constructive dialogue with our landlords regarding rent abatements and deferrals; and

•	our CEO has agreed to forego substantially all base salary and our Board has agreed to forego all cash retainers until further notice.

The above actions are in addition to the significant cost cutting measures for fiscal 2020 that we announced and implemented earlier in the year.

In addition, on March 16, 2020, in order to increase our cash position and preserve financial flexibility, we drew down substantially all remaining availability under our revolving credit facility.

In May 2020, we issued $230.0 million aggregate principal amount of 5.00% convertible senior notes due 2025. Net proceeds from this offering were approximately $221.4 million, after deducting the initial purchaser’s discounts and commissions and our offering expenses. We intend to use the net proceeds of this offering for general corporate purposes. See “Convertible Notes” below for additional details regarding the convertible senior notes.

Cash and Cash Equivalents - As of March 29, 2020, we had $403.4 million in cash and cash equivalents, of which $32.2 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation. On April 21, 2020 we made a $12.5 million cash distribution to our Brazil subsidiary for general operational purposes.

As of March 29, 2020, we had aggregate accumulated foreign earnings of approximately $81.1 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional U.S. federal income tax. These amounts are no longer considered indefinitely reinvested in our foreign subsidiaries.

Closure Initiatives - Total aggregate future undiscounted cash expenditures of $11.9 million to $14.5 million related to lease liabilities for certain closure initiatives are expected to occur over the remaining lease terms with the final term ending in January 2029.

Capital Expenditures - We estimate that our capital expenditures will total approximately $100.0 million to $110.0 million in 2020. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Under the Amended Credit Agreement, we are limited to $100.0 million of aggregate capital expenditures for the four fiscal quarters through March 28, 2021.

Credit Facilities - As of March 29, 2020, we had $1.4 billion of outstanding borrowings under our Senior Secured Credit Facility. We continue to evaluate whether we will make further payments of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY		TOTAL CREDIT FACILITIES
(dollars in thousands)	TERM LOAN A	REVOLVING FACILITY
Balance as of December 29, 2019	$450,000	$599,000	$1,049,000
2020 new debt	—	505,000	505,000
2020 payments	(6,250)	(129,000)	(135,250)
Balance as of March 29, 2020	$443,750	$975,000	$1,418,750

Weighted-average interest rate, as of March 29, 2020	3.02%	3.29%
Principal maturity date	November 2022	November 2022

As of March 29, 2020, we had $4.8 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $20.2 million.

Amended Credit Agreement - On May 4, 2020, we and OSI, as co-borrowers, entered into the Amended Credit Agreement which provides relief for the financial covenant to maintain a specified quarterly TNLR. Without such amendment, violation of financial covenants under the original credit agreement could have resulted in default. The Amended Credit Agreement waives the TNLR requirement for the remainder of fiscal year 2020 and requires a TNLR based on a seasonally annualized calculation of Consolidated EBITDA not to exceed the following thresholds for the periods indicated:

QUARTERLY PERIOD ENDED	MAXIMUM RATIO
March 28, 2021 (1)	5.50	to	1.00
June 27, 2021 (2)	5.00	to	1.00
September 26, 2021 and thereafter (3)	4.50	to	1.00
________________

(1)	Seasonally annualized Consolidated EBITDA calculated as Consolidated EBITDA for the fiscal quarter ending March 28, 2021 divided by 34.1%.

(2)	Seasonally annualized Consolidated EBITDA calculated as Consolidated EBITDA for the two consecutive quarters ending June 27, 2021 divided by 58.5%.

(3)	Seasonally annualized Consolidated EBITDA calculated as Consolidated EBITDA for the three consecutive quarters ending September 26, 2021 divided by 77.0%.

Under the terms of the Amended Credit Agreement, we are required to meet minimum monthly liquidity threshold of $125.0 million through March 28, 2021, calculated as the sum of available capacity under our revolving credit facility, unrestricted domestic cash on hand and up to $25.0 million of unrestricted cash held by foreign subsidiaries. We are also prohibited from making certain restricted payments, investments or acquisitions until after September 26, 2021, with an exception for investments in our foreign subsidiaries which are capped at $27.5 million.

Interest rates under the Amended Credit Agreement are 275 and 175 basis points above the Eurocurrency Rate and Base Rate, respectively, and letter of credit fees and fees for the daily unused availability under the revolving credit facility are 2.75% and 0.40%, respectively, subject to reversion to rates under the original credit agreement when we are in compliance with the TNLR covenant for the test period ending September 26, 2021. We are also subject to a 0% Eurocurrency floor under the Amended Credit Agreement.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The Amended Credit Agreement contains term loan mandatory prepayment requirements of 50% of our annual excess cash flow (as defined in the Amended Credit Agreement) after December 27, 2020. The amount outstanding required to be prepaid may vary based on our leverage ratio and year end results. Other than the annual required minimum amortization premiums of $28.1 million, we do not anticipate any other payments will be required through March 28, 2021.

As of March 29, 2020 and December 29, 2019, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

Convertible Notes - On May 8, 2020, we completed a $200.0 million principal amount private offering of 5.00% convertible senior notes due 2025 and on May 12, 2020, issued an additional $30.0 million principal amount in connection with the overallotment option granted to the initial purchasers as part of the offering. The 2025 Notes will mature on May 1, 2025, unless earlier converted, redeemed or purchased by us. The 2025 Notes bear cash interest at an annual rate of 5.00%, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020.

The initial conversion rate applicable to the 2025 Notes is 84.122 shares of common stock per $1,000 principal amount of 2025 Notes, or a total of approximately 19.348 million shares for the total $230.0 million principal amount. This initial conversion rate is equivalent to an initial conversion price of approximately $11.89 per share. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate.

Net proceeds from this offering were approximately $221.4 million, after deducting the initial purchaser’s discounts and commissions and our offering expenses. We intend to use the net proceeds of this offering for general corporate purposes.

Convertible Note Hedge and Warrant Transactions - In connection with the offering of the 2025 Notes, we entered into Convertible Note Hedge Transactions with the Hedge Counterparties. Concurrently with our entry into the Convertible Note Hedge Transactions, we also entered into separate, Warrant Transactions with the Hedge Counterparties collectively relating to the same number of shares of our common stock.

The portion of the net proceeds from our offering of the 2025 Notes that was used to pay the premium on the Convertible Note Hedge Transactions (calculated after taking into account our proceeds from the Warrant Transactions) was approximately $19.6 million.

See Note 20 - Subsequent Events of the Notes to Consolidated Financial Statements for additional details regarding the convertible senior notes and related hedge and warrant transactions.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2020	MARCH 31, 2019
Net cash provided by operating activities	$28,291	$83,883
Net cash used in investing activities	(34,798)	(42,020)
Net cash provided by (used in) financing activities	342,333	(31,379)
Effect of exchange rate changes on cash and cash equivalents	424	459
Net increase in cash, cash equivalents and restricted cash	$336,250	$10,943

Operating activities - Net cash provided by operating activities decreased during the thirteen weeks ended March 29, 2020, as compared to the thirteen weeks ended March 31, 2019 primarily due to a decrease in net restaurant sales as a result of the COVID-19 pandemic and relief payments made to employees. These decreases were partially offset by the following: (i) the timing of payments, (ii) the timing of collections of receivables and (iii) lower inventory purchases.

Investing activities - Net cash used in investing activities during the thirteen weeks ended March 29, 2020 and March 31, 2019 primarily consisted of capital expenditures.

Financing activities - Net cash provided by financing activities during the thirteen weeks ended March 29, 2020 primarily consisted of drawdowns on our revolving credit facility, net of repayments, partially offset by the following:
(i) payment of cash dividends on our common stock, (ii) the repayment of long-term debt and (iii) partner equity plan payments.

Net cash used in financing activities during the thirteen weeks ended March 31, 2019 primarily consisted of the following: (i) payment of cash dividends on our common stock, (ii) the repayment of long-term debt, (iii) partner equity plan payments, (iv) repayments of our revolving credit facility, net of drawdowns and (v) tax payments related to share-based compensation.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	MARCH 29, 2020	DECEMBER 29, 2019
Current assets	$572,446	$340,468
Current liabilities	838,030	962,021
Working capital (deficit)	$(265,584)	$(621,553)

The change in net working capital (deficit) during the thirteen weeks ended March 29, 2020 is primarily due to cash proceeds from borrowings on our revolving credit facility with the corresponding liability recorded as Long-term debt, net on our Balance Sheet. Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $289.1 million and $369.3 million as of March 29, 2020 and December 29, 2019, respectively, and (ii) current operating lease liabilities of $185.3 million and $171.9 million as of March 29, 2020 and December 29, 2019, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales are typically received before payment is due on our current liabilities, and our inventory turnover rates require

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $39.8 million and $49.0 million as of March 29, 2020 and December 29, 2019, respectively. We invest in various corporate-owned life insurance policies (“COLI assets”), which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation was $0.3 million as of March 29, 2020.

We use capital to fund the deferred compensation plans and currently expect cash funding of $9.0 million to $11.0 million for 2020. We will also fund a portion of our 2020 obligation with $10.0 million withdrawn from our COLI assets. Actual funding of the deferred compensation obligations and future funding requirements may vary significantly depending on the actual performance compared to targets, timing of deferred payments of partner contracts, forfeiture rates, number of partner participants, growth of partner investments and our funding strategy.

Other Compensation Programs - Certain U.S. partners participate in a non-qualified long-term compensation program that we fund as the obligation for each participant becomes due.

DIVIDENDS AND SHARE REPURCHASES

Dividends - In February 2020, the Board declared a quarterly cash dividend of $0.20 per share, payable on March 13, 2020.

Share Repurchases - We did not repurchase any shares of our outstanding common stock during the thirteen weeks ended March 29, 2020.

Following is a summary of our dividends and share repurchases from fiscal year 2015 through March 29, 2020:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES (1)	TOTAL
Fiscal year 2015	$29,332	$169,999	$199,331
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2018	33,312	113,967	147,279
Fiscal year 2019	35,734	106,992	142,726
First fiscal quarter 2020	17,480	—	17,480
Total	$178,225	$973,581	$1,151,806
________________

(1)	Excludes share repurchases for the settlement of taxes related to equity awards of $180, $447, and $770 for fiscal years 2017, 2016 and 2015, respectively.

The terms of our Amended Credit Agreement contain certain restrictions on cash dividends and share repurchases until after September 26, 2021.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirteen weeks ended March 29, 2020 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, changes in foreign currency exchange rates and changes in commodity prices. We believe that there have been no material changes in our market risk since December 29, 2019, except as set forth below. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 29, 2019 for further information regarding market risk.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposure to foreign currency exchange risk is primarily related to fluctuations in the Brazilian Real relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than Brazil. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. For the thirteen weeks ended March 29, 2020, a 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net (loss) income for our consolidated foreign entities by $12.4 million and $0.2 million, respectively. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2019 Form 10-K which could materially affect our business, financial condition or future results. Other than the risk factor discussed below, there have not been any material changes to the risk factors described in our 2019 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our business, revenues, financial condition and results of operations for an extended period of time.

COVID-19 was first detected in Wuhan, China in late 2019, and in March 2020, the World Health Organization declared COVID-19 a global pandemic. Governmental authorities around the world have since implemented measures to reduce the spread of COVID-19, and COVID-19 and related preventative and protective measures have impacted, and are expected to continue to impact, our business globally, including through restaurant closures, reductions in operating hours and decreased restaurant traffic. In the United States and in foreign countries in which we operate, individuals are encouraged to practice social distancing, restricted from gathering in groups and, in some areas, placed on complete restriction from non-essential movements outside of their homes. Numerous jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar governmental orders and restrictions for residents to control the spread of COVID-19.

In response to the COVID-19 pandemic and these changing conditions, we have modified work hours for our team members, identified and implemented cost savings measures throughout our operations, shifted the majority of our corporate employees to remote working and temporarily closed all of our dining rooms, a number of which remain closed as of the date of this Form 10-Q, and there is significant uncertainty as to when we will be able to reopen those dining rooms. Although we continue to operate take-out and/or delivery services at substantially all of our locations and have experienced an increase in off-premises sales, there can be no assurance that our off-premises sales will grow or remain at recent levels. In the normal course of business, the majority of our sales are generated through on-premises dining in our restaurants, and the COVID-19 pandemic has affected and will continue to adversely affect our guest traffic, sales and operating costs. We have reopened a significant portion of our restaurant dining rooms for on-premises dining, however there can be no assurances that on-premises sales will return to prior levels given continued uncertainties surrounding the economic and public health impact of the COVID-19 pandemic, or that any of the restaurants we have reopened, or any additional restaurants we may reopen in the future, will not be subject to additional closures. When we are able to open additional dining rooms, governmental regulations may limit our capacity or the services we may provide. We are unable to accurately predict with certainty the ultimate impact that COVID-19 will have on our operations going forward due to uncertainties including the currently unknowable duration of the COVID-19 pandemic and impact of further governmental regulations that might be imposed in response to the pandemic. The longer our restaurants remain closed to the public for on-premises dining, however, the greater impact we expect it will have on our financial results.

The COVID-19 outbreak has also adversely affected our ability to open new restaurants and remodel and relocate existing restaurants. Due to the uncertainty in the economy and to preserve liquidity, we have paused activities with respect to new locations, remodels and relocations, and limited capital spending to maintenance necessary to support

BLOOMIN’ BRANDS, INC.

our off-premises business. These changes may materially adversely affect our ability to grow our business, particularly if these pauses are in place for a significant amount of time.

In order to increase our cash position and preserve financial flexibility, we recently drew down substantially all remaining availability under our revolving credit facility and issued $230.0 million of convertible senior notes. Our resulting aggregate debt levels have significantly increased from levels prior to COVID-19. Given the uncertainty of the severity, extent and duration of the COVID-19 pandemic and its impacts on our business and results of operations, the general risks associated with increased debt levels are exacerbated. In addition, although we entered into an Amended Credit Agreement and obtained covenant relief, there can be no assurance we can continue to comply with the revised covenants during the relief period or thereafter when they revert to prior levels if the COVID-19 pandemic lasts longer than expected or our business does not quickly recover afterward.

Our business is sensitive to changes in macroeconomic conditions that impact consumer spending. The rapid and diffuse spread of COVID-19 has had severe negative impacts on, among other things, real GDP growth, consumer confidence, financial markets, liquidity, economic conditions, employment levels, interest rates, tax rates, foreign currency exchange rate fluctuations, supply chain related costs and other macroeconomic trends and could continue to do so or could worsen for an unknown period of time. If the business interruptions caused by COVID-19 last longer than we expect or our assumptions regarding liquidity needs prove inaccurate, we may need to seek other sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts. In an effort to preserve liquidity, we have and may continue to take certain actions with respect to some or all of our leases, including negotiating with landlords to obtain rent abatement or deferrals, terminating certain leases or discontinuing payment. We can provide no assurances that forbearance of any lease obligations will be provided to us, or that, following the COVID-19 pandemic, we will be able to continue restaurant operations on the current terms of our existing leases, any of which could have an adverse effect on our business and results.

Our restaurant operations could be further disrupted if any of our employees are diagnosed with COVID-19, since this could require further restaurant closures and some or all of a restaurant’s employees to self-quarantine. If the employees of any of our third-party delivery service providers are diagnosed with COVID-19, or if the operations of these service providers are otherwise significantly impaired, our off-premises sales would also be adversely impacted. Our supply chain could similarly be adversely impacted. If a significant percentage of our or our suppliers’ or distributors’ workforce is unable to work, or if there are similar disruptions in the supply chain generally for certain products, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face disruptions to restaurant operations, cost increases and shortages of food or other supplies, potentially materially adversely affecting our operations and sales. This is particularly true given our reliance on a small number of suppliers and distributors for the beef we serve in our U.S. and Brazil restaurants. In 2019, we purchased approximately 95% of our U.S. beef raw materials from four beef suppliers that represent more than 80% of the total beef marketplace in the U.S., and approximately 90% of our Brazil beef raw materials from two beef suppliers that represent approximately 45% of the total Brazil beef marketplace. We also primarily use one supplier in the U.S. and Brazil, respectively, to process beef raw materials to our specifications and we use one distribution company to provide distribution services in the U.S and Brazil, respectively. Consequently, our operations could be adversely affected if any of these suppliers or distributors were unable to fulfill their responsibilities and we were unable to locate substitutes in a timely manner. Although we have not experienced material adverse impacts to date, additional or prolonged closures of meat processing facilities that have occurred due to the effects of COVID-19 could adversely impact our supply chain and the products that we offer.

In addition to decisions we have made and may make in the future relating to the compensation and benefits of our employees, additional government regulations or legislation as a result of COVID-19 could also have an adverse effect on our business. We cannot predict the types of government regulations or legislation that may be passed relating to employee compensation or benefits as a result of the COVID-19 pandemic. In order to support our off-premises business and ensure we are prepared to re-open our restaurants to on-premises dining when permitted, we have retained our restaurant management across all of our brands. We have taken and continue to evaluate compensation and benefit

BLOOMIN’ BRANDS, INC.

actions to support our restaurant team members during the COVID-19 business interruption, including relief pay to hourly employees and continued payments to employees who have been quarantined or who had a personal illness related to COVID-19. Those actions may be insufficient to compensate our team members for the entire duration of any business interruption resulting from COVID-19, and our team members might seek and find other employment during that interruption, which could adversely affect our ability to properly staff and reopen our restaurants with experienced team members when the business interruptions caused by COVID-19 abate or end.

In addition, the operations of our franchisees are subject to the same risks discussed above with respect to our business, and the COVID-19 pandemic could cause financial distress for the franchisees that have been or will be impacted. As a result of this distress, we have deferred certain of their payment obligations and, even with these actions, our franchisees may not be able to meet or will defer payment of their financial obligations as they come due, including the payment of royalties, rent or other amounts due to the Company. In addition, our franchisees may not be able to make payments to landlords and key suppliers, as well as payments to service any debt they have outstanding. In some cases, we are contingently liable for franchisee lease obligations, and a failure by a franchisee to perform its obligations under such lease could result in direct payment obligations for us.

In addition, we could experience other material impacts as a result of COVID-19, including, but not limited to, impairment charges. We cannot accurately predict the amount and timing of any impairment of assets. A significant amount of judgment is involved in determining if an indication of impairment exists and the COVID-19 pandemic has made developing forecasts for, and the accounting of, valuation of goodwill and certain other assets slower and more difficult. Should the value of goodwill or other intangible or long-lived assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Risk Factors” under Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under Item 7 of our Annual Report on Form 10-K that we filed with the SEC on February 26, 2020, including without limitation risks relating to competition in the restaurant industry, consumer preferences and perceptions, our level of indebtedness, availability of adequate capital, our ability to execute business plans related to remodeling, relocation and expansions, our lease obligations, our franchisees, disruptions to our supply chain and third-party delivery service providers, foreign currency exchange rates, regulatory restrictions and compliance, government proceedings or litigation arising out of claims from our customers, employees, business partners and stockholders, vulnerability of our data systems and volatility in the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of 2020 that were not registered under the Securities Act of 1933.

We did not repurchase any shares of our outstanding common stock during the thirteen weeks ended March 29, 2020.

Item 5. Other Information

On May 20, 2020, the Company entered into a consulting agreement with Joseph J. Kadow, one of its former executive officers, effective June 1, 2020 through May 31, 2021. Under the terms of the agreement, Mr. Kadow will be paid $0.4 million in equal installments on the first day of each month for the duration of the agreement.

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Severance Agreement, dated as of January 14, 2020, by and between Donagh H. Herlihy and OS Management, Inc.	December 29, 2019 Form 10-K, Exhibit 10.38

10.2*	Resignation Agreement, effective March 6, 2020, by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	December 29, 2019 Form 10-K, Exhibit 10.39

10.3*	Employment Offer Letter Agreement, dated as of February 14, 2020, between Bloomin’ Brands, Inc. and Gregg Scarlett	December 29, 2019 Form 10-K, Exhibit 10.40

10.4*	Amendment to Officer Employment Agreement, dated as of April 6, 2020, between Bloomin’ Brands, Inc. and David J. Deno	Filed herewith

10.5
First Amendment to Amended and Restated Credit Agreement, dated as of May 4, 2020, among Bloomin’ Brands, Inc., OSI Restaurant Partners, LLC, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent
May 5, 2020 Form 8-K, Exhibit 10.1

10.6	Consulting Agreement effective June 1, 2020, by and between Bloomin’ Brands, Inc. and Joseph J. Kadow	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	May 21, 2020	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Christopher Meyer
Christopher Meyer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]