Form 10-Q
period 2020-06-28
Bloomin' Brands, Inc.
filed 2020-07-31
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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

As of July 28, 2020, 87,546,678 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 28, 2020
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 28, 2020	DECEMBER 29, 2019
ASSETS
Current assets
Cash and cash equivalents	$181,432	$67,145
Restricted cash and cash equivalents	1,099	—
Inventories	63,563	86,861
Other current assets, net	81,489	186,462
Total current assets	327,583	340,468
Property, fixtures and equipment, net	930,032	1,036,077
Operating lease right-of-use assets	1,212,916	1,266,548
Goodwill	271,395	288,439
Intangible assets, net	463,036	470,615
Deferred income tax assets, net	129,507	73,426
Other assets, net	99,106	117,110
Total assets	$3,433,575	$3,592,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$104,808	$174,877
Accrued and other current liabilities	380,049	391,451
Unearned revenue	293,627	369,282
Current portion of long-term debt	32,354	26,411
Total current liabilities	810,838	962,021
Non-current operating lease liabilities	1,248,941	1,279,051
Deferred income tax liabilities	3,262	13,777
Long-term debt, net	1,178,438	1,022,293
Other long-term liabilities, net	162,898	138,060
Total liabilities	3,404,377	3,415,202
Commitments and contingencies (Note 20)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of June 28, 2020 and December 29, 2019	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 87,533,599 and 86,945,869 shares issued and outstanding as of June 28, 2020 and December 29, 2019, respectively	875	869
Additional paid-in capital	1,123,613	1,094,338
Accumulated deficit	(886,248)	(755,089)
Accumulated other comprehensive loss	(217,130)	(169,776)
Total Bloomin’ Brands stockholders’ equity	21,110	170,342
Noncontrolling interests	8,088	7,139
Total stockholders’ equity	29,198	177,481
Total liabilities and stockholders’ equity	$3,433,575	$3,592,683

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Revenues
Restaurant sales	$576,261	$1,005,687	$1,572,498	$2,117,329
Franchise and other revenues	2,198	16,243	14,298	32,732
Total revenues	578,459	1,021,930	1,586,796	2,150,061
Costs and expenses
Cost of sales	180,758	312,679	500,451	664,790
Labor and other related	205,537	301,213	514,806	620,228
Other restaurant operating	177,846	240,895	424,401	491,749
Depreciation and amortization	45,784	49,788	94,052	99,270
General and administrative	55,487	71,955	140,289	142,544
Provision for impaired assets and restaurant closings	24,959	1,940	66,277	5,526
Total costs and expenses	690,371	978,470	1,740,276	2,024,107
(Loss) income from operations	(111,912)	43,460	(153,480)	125,954
Loss on modification of debt	(237)	—	(237)	—
Other income (expense), net	581	12	(212)	(156)
Interest expense, net	(16,639)	(12,448)	(28,347)	(23,629)
(Loss) income before (benefit) provision for income taxes	(128,207)	31,024	(182,276)	102,169
(Benefit) provision for income taxes	(35,779)	1,215	(55,434)	6,711
Net (loss) income	(92,428)	29,809	(126,842)	95,458
Less: net (loss) income attributable to noncontrolling interests	(172)	788	25	2,137
Net (loss) income attributable to Bloomin’ Brands	(92,256)	29,021	(126,867)	93,321
Redemption of preferred stock in excess of carrying value	—	—	(3,496)	—
Net (loss) income attributable to common stockholders	$(92,256)	$29,021	$(130,363)	$93,321

Net (loss) income	$(92,428)	$29,809	$(126,842)	$95,458
Other comprehensive (loss) income:
Foreign currency translation adjustment	(29,146)	(8,476)	(37,107)	(2,721)
Unrealized loss on derivatives, net of tax	(1,556)	(7,239)	(14,892)	(11,620)
Reclassification of adjustment for loss (gain) on derivatives included in Net (loss) income, net of tax	2,585	130	3,981	(234)
Comprehensive (loss) income	(120,545)	14,224	(174,860)	80,883
Less: comprehensive (loss) income attributable to noncontrolling interests	(172)	896	(639)	2,153
Comprehensive (loss) income attributable to Bloomin’ Brands	$(120,373)	$13,328	$(174,221)	$78,730

(Loss) earnings per share attributable to common stockholders:
Basic	$(1.05)	$0.32	$(1.49)	$1.03
Diluted	$(1.05)	$0.32	$(1.49)	$1.02
Weighted average common shares outstanding:
Basic	87,496	90,194	87,312	90,805
Diluted	87,496	90,953	87,312	91,807

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, March 29, 2020	87,417	$874	$1,074,081	$(793,992)	$(189,013)	$8,193	$100,143
Net loss	—	—	—	(92,256)	—	(172)	(92,428)
Other comprehensive loss, net of tax	—	—	—	—	(28,117)	—	(28,117)
Stock-based compensation	—	—	5,071	—	—	—	5,071
Common stock issued under stock plans (1)	117	1	(356)	—	—	—	(355)
Distributions to noncontrolling interests	—	—	—	—	—	(27)	(27)
Contributions from noncontrolling interests	—	—	—	—	—	94	94
Equity component value of convertible note issuance, net of tax of $650	—	—	64,367	—	—	—	64,367
Sale of common stock warrant	—	—	46,690	—	—	—	46,690
Purchase of convertible note hedge	—	—	(66,240)	—	—	—	(66,240)
Balance, June 28, 2020	87,534	$875	$1,123,613	$(886,248)	$(217,130)	$8,088	$29,198

Balance, December 29, 2019	86,946	$869	$1,094,338	$(755,089)	$(169,776)	$7,139	$177,481
Cumulative-effect from a change in accounting principle, net of tax	—	—	—	(4,292)	—	—	(4,292)
Net (loss) income	—	—	—	(126,867)	—	25	(126,842)
Other comprehensive loss, net of tax	—	—	—	—	(47,871)	(147)	(48,018)
Cash dividends declared, $0.20 per common share	—	—	(17,480)	—	—	—	(17,480)
Stock-based compensation	—	—	8,360	—	—	—	8,360
Consideration for preferred stock in excess of carrying value, net of tax	—	—	(3,496)	—	517	1,261	(1,718)
Common stock issued under stock plans (1)	588	6	(2,868)	—	—	—	(2,862)
Purchase of noncontrolling interests	—	—	(58)	—	—	1	(57)
Distributions to noncontrolling interests	—	—	—	—	—	(338)	(338)
Contributions from noncontrolling interests	—	—	—	—	—	147	147
Equity component value of convertible note issuance, net of tax of $650	—	—	64,367	—	—	—	64,367
Sale of common stock warrant	—	—	46,690	—	—	—	46,690
Purchase of convertible note hedge	—	—	(66,240)	—	—	—	(66,240)
Balance, June 28, 2020	87,534	$875	$1,123,613	$(886,248)	$(217,130)	$8,088	$29,198

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, March 31, 2019	91,647	$916	$1,099,346	$(714,425)	$(141,653)	$8,179	$252,363
Net income	—	—	—	29,021	—	788	29,809
Other comprehensive (loss) income, net of tax	—	—	—	—	(15,727)	142	(15,585)
Cash dividends declared, $0.10 per common share	—	—	(9,227)	—	—	—	(9,227)
Repurchase and retirement of common stock	(5,469)	(55)	—	(106,937)	—	—	(106,992)
Stock-based compensation	—	—	5,137	—	—	—	5,137
Common stock issued under stock plans (1)	649	7	4,499	—	—	—	4,506
Purchase of noncontrolling interests	—	—	(157)	—	34	82	(41)
Distributions to noncontrolling interests	—	—	—	—	—	(1,578)	(1,578)
Contributions from noncontrolling interests	—	—	—	—	—	201	201
Balance, June 30, 2019	86,827	$868	$1,099,598	$(792,341)	$(157,346)	$7,814	$158,593

Balance, December 30, 2018	91,272	$913	$1,107,582	$(920,010)	$(142,755)	$9,087	$54,817
Cumulative-effect from a change in accounting principle, net of tax	—	—	—	141,285	—	—	141,285
Net income	—	—	—	93,321	—	2,137	95,458
Other comprehensive (loss) income, net of tax	—	—	—	—	(14,625)	50	(14,575)
Cash dividends declared, $0.20 per common share	—	—	(18,367)	—	—	—	(18,367)
Repurchase and retirement of common stock	(5,469)	(55)	—	(106,937)	—	—	(106,992)
Stock-based compensation	—		9,130	—	—	—	9,130
Common stock issued under stock plans (1)	1,024	10	1,410	—	—	—	1,420
Purchase of noncontrolling interests	—	—	(157)	—	34	82	(41)
Distributions to noncontrolling interests	—	—	—	—	—	(4,007)	(4,007)
Contributions from noncontrolling interests	—	—	—	—	—	465	465
Balance, June 30, 2019	86,827	$868	$1,099,598	$(792,341)	$(157,346)	$7,814	$158,593
________________
(1)Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2020	JUNE 30, 2019

Cash flows (used in) provided by operating activities:
Net (loss) income	$(126,842)	$95,458
Adjustments to reconcile Net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	94,052	99,270
Amortization of debt discounts and issuance costs	2,966	1,255
Amortization of deferred gift card sales commissions	11,592	14,089
Provision for impaired assets and restaurant closings	66,277	5,526
Non-cash operating lease costs	36,230	36,096
Provision for expected credit losses and contingent lease liabilities	7,447	—
Inventory obsolescence and spoilage	6,413	—
Stock-based and other non-cash compensation expense	8,360	12,854
Deferred income tax benefit	(58,578)	(945)
Loss on sale of a business or subsidiary	—	214
Loss on modification of debt	237	—
Loss on disposal of property, fixtures and equipment	1,014	328
Other, net	(1,228)	(4,627)
Change in assets and liabilities	(51,253)	(127,075)
Net cash (used in) provided by operating activities	(3,313)	132,443
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	422	1,717
Proceeds from sale-leaseback transactions, net	—	3,052
Capital expenditures	(53,205)	(80,773)
Other investments, net	4,782	2,150
Net cash used in investing activities	$(48,001)	$(73,854)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2020	JUNE 30, 2019

Cash flows provided by (used in) financing activities:
Repayments of long-term debt and finance lease obligations	$(13,242)	$(14,031)
Proceeds from borrowings on revolving credit facilities, net	505,000	408,000
Repayments of borrowings on revolving credit facilities	(489,000)	(321,200)
Financing fees	(3,096)	—
Proceeds from issuance of convertible senior notes	230,000	—
Proceeds from issuance of warrants	46,690	—
Purchase of convertible note hedge	(66,240)	—
Issuance costs related to convertible senior notes	(8,416)	—
(Payments of taxes) proceeds from share-based compensation, net	(2,862)	1,420
Distributions to noncontrolling interests	(338)	(4,007)
Contributions from noncontrolling interests	147	465
Purchase of limited partnership and noncontrolling interests	(57)	(41)
Payments for partner equity plan	(9,976)	(8,662)
Repurchase of common stock	—	(106,992)
Cash dividends paid on common stock	(17,480)	(18,367)
Redemption of subsidiary preferred stock	(1,475)	—
Net cash provided by (used in) financing activities	169,655	(63,415)
Effect of exchange rate changes on cash and cash equivalents	(2,955)	(157)
Net increase (decrease) in cash, cash equivalents and restricted cash	115,386	(4,983)
Cash, cash equivalents and restricted cash as of the beginning of the period	67,145	71,823
Cash, cash equivalents and restricted cash as of the end of the period	$182,531	$66,840
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,595	$25,263
Cash paid for income taxes, net of refunds	5,287	11,309
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$13,549	$33,679
Leased assets obtained in exchange for new finance lease liabilities	538	194
Decrease in liabilities from the acquisition of property, fixtures and equipment	(9,666)	(5,494)

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

Risks and Uncertainties - In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. In response to COVID-19, the Company temporarily closed all restaurant dining rooms in the U.S. as of March 20, 2020 and shifted operations to provide only take-out and delivery service, resulting in significantly reduced traffic in its restaurants. In early May 2020, the Company began to reopen its restaurant dining rooms with limited seating capacity in compliance with state and local regulations and as of June 28, 2020 had reopened substantially all of its restaurant dining rooms with limited seating capacity. The temporary closure of the Company’s dining rooms and the limitations on seating capacity in its reopened dining rooms have resulted in significantly reduced traffic in the Company’s restaurants. The negative effect of COVID-19 on the Company’s business was significant during the thirteen and twenty-six weeks ended June 28, 2020. See Note 2 - COVID-19 Charges for details regarding the financial impact of the COVID-19 pandemic on the Company’s financial results.

The duration and severity of the COVID-19 pandemic and its long-term impact on the Company’s business are uncertain at this time. Given the daily evolution of the pandemic and the global responses to curb its spread, the Company may be unable to accurately estimate the effects of the pandemic on its results of operations, financial condition, or liquidity for the foreseeable future.

Recently Adopted Financial Accounting Standards - On December 30, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU No. 2016-13”), which requires measurement and recognition of losses for financial instruments under the current expected credit loss model versus incurred losses under previous guidance. The Company’s adoption of ASU No. 2016-13 and its related amendments (“the new credit loss standard”) resulted in a cumulative-effect debit adjustment to the beginning balance of Accumulated deficit of $4.3 million, including $4.8 million of contingent lease liabilities related to lease guarantees and $1.0 million of incremental reserve for credit losses, net of the $1.5 million net increase in related deferred tax assets. Measurement processes and related controls have been implemented by the Company to ensure compliance with the new credit loss standard. See Note 18 - Allowance for Expected Credit Losses for additional details regarding the Company’s allowance for expected credit losses.

On December 30, 2019, the Company adopted ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Arrangement That Is a Service Contract,” (“ASU No. 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. Under ASU No. 2018-15, implementation costs incurred by customers in cloud computing arrangements are deferred and recognized over the term of the arrangement similar to internal-use software guidance. The Company contracts with 3rd party information technology providers for various service arrangements including software, platform and information technology infrastructure. The capitalized implementation costs are recorded within Other assets, net on the Company’s Consolidated Balance Sheets and are amortized on a straight-line basis over the term of the hosting arrangements, including reasonably certain renewal periods, within the same financial statement line as the related hosting fees. The amortization of the Company’s current arrangements is recorded in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company’s prospective adoption of ASU No. 2018-15 did not have a material effect on its consolidated financial statements.

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-04”). The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU No. 2020-04 was effective beginning March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has elected to apply the hedge accounting expedients related to hedge effectiveness for future LIBOR-indexed cash flows, which enables the Company to continue to apply hedge accounting to hedging relationships impacted by reference rate reform. Application of these expedients allows for presentation of derivatives consistent with the Company’s historical presentation. The Company continues to evaluate the impact of the guidance and may apply other elections, as applicable.

Recently Issued Financial Accounting Standards Not Yet Adopted - Recent accounting guidance not discussed herein is not applicable, did not have, or is not expected to have a material impact to the Company.

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period. These reclassifications had no effect on previously reported net income.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
2. COVID-19 Charges

Following is a summary of the charges recorded in connection with the COVID-19 pandemic for the periods indicated below (dollars in thousands):

CHARGES	CONSOLIDATED INCOME STATEMENT CLASSIFICATION	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
		JUNE 28, 2020	JUNE 28, 2020
Inventory obsolescence and spoilage (1)	Cost of sales	$1,163	$7,345
Compensation for idle employees (2)	Labor and other related	11,388	27,574
Other operating charges	Other restaurant operating	2,467	2,467
Lease guarantee contingent liabilities (3)	General and administrative	—	4,188
Allowance for expected credit losses (4)	General and administrative	—	3,334
Other charges	General and administrative	1,216	1,789
Right-of-use asset impairment (5)	Provision for impaired assets and restaurant closings	5,273	25,757
Fixed asset impairment (5)	Provision for impaired assets and restaurant closings	19,611	31,339
Goodwill and other impairment (6)	Provision for impaired assets and restaurant closings	611	2,999
		$41,729	$106,792
________________
(1)Includes the write-off of value added tax credits in the twenty-six weeks ended June 28, 2020 related to the purchase of inventory by the Company’s Brazil subsidiary.
(2)Represents relief pay for hourly employees impacted by the closure of dining rooms, net of $13.7 million of employee retention tax credits earned during the thirteen and twenty-six weeks ended June 28, 2020.
(3)Represents additional contingent liabilities recorded for lease guarantees related to certain former restaurant locations now operated by franchisees or other third parties.
(4)Includes additional reserves based on the Company’s increase in expected credit losses, primarily related to franchise receivables.
(5)Includes impairments resulting from the remeasurement of assets utilizing projected future cash flows revised for current economic conditions, restructuring charges and the closure of certain restaurants. See Note 4 - Impairments, Exit Costs and Disposals for details regarding COVID-19 Restructuring costs.
(6)Includes impairment of goodwill for the Company’s Hong Kong subsidiary during the twenty-six weeks ended June 28, 2020. See Note 9 - Goodwill and Intangible Assets, Net for details regarding impairment of goodwill.

3. Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Revenues
Restaurant sales	$576,261	$1,005,687	$1,572,498	$2,117,329
Franchise and other revenues
Franchise revenue	$1,951	$12,792	$11,500	$26,554
Other revenue	247	3,451	2,798	6,178
Total Franchise and other revenues	$2,198	$16,243	$14,298	$32,732
Total revenues	$578,459	$1,021,930	$1,586,796	$2,150,061

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following tables include the disaggregation of Restaurant sales and Franchise revenue, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED
	JUNE 28, 2020		JUNE 30, 2019
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse	$346,553	$136	$527,049	$9,586
Carrabba’s Italian Grill	93,738	7	150,000	626
Bonefish Grill	63,744	4	148,065	200
Fleming’s Prime Steakhouse & Wine Bar	31,156	—	74,397	—
Other	1,576	—	1,105	—
U.S. total	$536,767	$147	$900,616	$10,412
International
Outback Steakhouse Brazil	$24,003	$—	$83,985	$—
Other (1)	15,491	1,804	21,086	2,380
International total	$39,494	$1,804	$105,071	$2,380
Total	$576,261	$1,951	$1,005,687	$12,792
________________
(1)Includes Restaurant sales for the Company’s Abbraccio concept in Brazil.

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2020		JUNE 30, 2019
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse	$877,238	$6,677	$1,113,820	$20,187
Carrabba’s Italian Grill	240,613	468	323,475	797
Bonefish Grill	198,816	140	304,499	410
Fleming’s Prime Steakhouse & Wine Bar	102,116	—	157,423	—
Other	2,873	—	2,212	—
U.S. total	$1,421,656	$7,285	$1,901,429	$21,394
International
Outback Steakhouse Brazil	$115,593	$—	$173,550	$—
Other (1)	35,249	4,215	42,350	5,160
International total	$150,842	$4,215	$215,900	$5,160
Total	$1,572,498	$11,500	$2,117,329	$26,554
________________
(1)Includes Restaurant sales for the Company’s Abbraccio concept in Brazil.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	JUNE 28, 2020	DECEMBER 29, 2019
Other current assets, net
Deferred gift card sales commissions	$13,624	$18,554

Unearned revenue
Deferred gift card revenue	$279,973	$358,757
Deferred loyalty revenue (1)	13,177	10,034
Deferred franchise fees - current	477	491
Total Unearned revenue	$293,627	$369,282

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,278	$4,599
________________
(1)During the twenty-six weeks ended June 28, 2020, the Company extended the expiration dates of certain awards under its Dine Rewards program to June 30, 2020 in response to the interruption COVID-19 had to the Company’s business.

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Balance, beginning of period	$13,049	$11,195	$18,554	$16,431
Deferred gift card sales commissions amortization	(2,502)	(5,682)	(11,592)	(14,089)
Deferred gift card sales commissions capitalization	3,142	5,399	7,466	9,232
Other	(65)	(424)	(804)	(1,086)
Balance, end of period	$13,624	$10,488	$13,624	$10,488

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Balance, beginning of period	$277,518	$240,923	$358,757	$333,794
Gift card sales	41,649	75,658	100,088	131,130
Gift card redemptions	(37,404)	(84,942)	(170,585)	(226,401)
Gift card breakage	(1,790)	(4,267)	(8,287)	(11,151)
Balance, end of period	$279,973	$227,372	$279,973	$227,372

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
4. Impairments, Exit Costs and Disposals

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Impairment losses
U.S.	$23,741	$165	$54,713	$3,629
International (1)	296	1,767	3,468	1,785
Corporate	(119)	—	6,161	—
Total impairment losses	$23,918	$1,932	$64,342	$5,414
Restaurant closure expenses
U.S.	$1,041	$8	$1,762	$95
International	—	—	173	17
Total restaurant closure expenses	$1,041	$8	$1,935	$112
Provision for impaired assets and restaurant closings	$24,959	$1,940	$66,277	$5,526
________________
(1)Includes goodwill impairment charges of $2.0 million during the twenty-six weeks ended June 28, 2020. See Note 9 - Goodwill and Intangible Assets, Net for details regarding impairment of goodwill.

During the thirteen and twenty-six weeks ended June 28, 2020, the Company recognized asset impairment and closure charges related to the COVID-19 pandemic of $25.0 million and $56.3 million, respectively, in the U.S. segment (including charges related to the COVID-19 Restructuring discussed below) and $0.3 million and $3.6 million, respectively, in the international segment. The Company also recognized asset impairment charges related to transformational initiatives of $6.3 million during the twenty-six weeks ended June 28, 2020, which were not allocated to its operating segments.

COVID-19 Restructuring - During the thirteen and twenty-six weeks ended June 28, 2020, the Company recognized pre-tax asset impairments and closure costs in connection with the closure of 22 restaurants and from the update of certain cash flow assumptions, including lease renewal considerations (the “COVID-19 Restructuring”). Following is a summary of the COVID-19 Restructuring charges recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the period indicated (in thousands):

	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME	THIRTEEN AND TWENTY-SIX WEEKS ENDED
DESCRIPTION		JUNE 28, 2020
Property, fixtures and equipment impairments	Provision for impaired assets and restaurant closings	$16,932
Lease right-of-use asset impairments and closing costs	Provision for impaired assets and restaurant closings	3,920
Severance and other expenses	General and administrative	1,160
		$22,012

The remaining impairment and closing charges during the periods presented resulted primarily from locations identified for remodel, relocation or closure and certain other assets.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accrued Facility Closure and Other Costs Rollforward - The following table summarizes the Company’s accrual activity related to certain closure and restructuring initiatives, for the period indicated:

TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020
Balance, beginning of the period	$14,542
Additions	2,103
Cash payments	(1,994)
Accretion	566
Adjustments	723
Balance, end of the period (1)	$15,940
________________
(1)As of June 28, 2020, the Company had exit-related accruals related to certain closure and restructuring initiatives of $4.8 million recorded in Accrued and other current liabilities and $11.1 million recorded in Non-current operating lease liabilities on its Consolidated Balance Sheet.

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

5. (Loss) Earnings Per Share

The following table presents the computation of basic and diluted (loss) earnings per share attributable to common stockholders for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Net (loss) income attributable to Bloomin’ Brands	$(92,256)	$29,021	$(126,867)	$93,321
Redemption of preferred stock in excess of carrying value (1)	—	—	(3,496)	—
Net (loss) income attributable to common stockholders	$(92,256)	$29,021	$(130,363)	$93,321

Basic weighted average common shares outstanding	87,496	90,194	87,312	90,805

Effect of diluted securities:
Stock options	—	561	—	676
Nonvested restricted stock units	—	198	—	278
Nonvested performance-based share units	—	—	—	48
Diluted weighted average common shares outstanding	87,496	90,953	87,312	91,807

Basic (loss) earnings per share attributable to common stockholders	$(1.05)	$0.32	$(1.49)	$1.03
Diluted (loss) earnings per share attributable to common stockholders	$(1.05)	$0.32	$(1.49)	$1.02
________________
(1)Consideration paid in excess of carrying value for the redemption of preferred stock is considered a deemed dividend and, for purposes of calculating earnings per share, reduces net income attributable to common stockholders for the twenty-six weeks ended June 28, 2020. See Note 14 - Stockholders’ Equity for additional details.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Weighted-average securities outstanding not included in the computation of (loss) earnings per share attributable to common stock holders because their effect was antidilutive were as follows, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(shares in thousands)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Stock options	5,352	4,214	5,009	3,799
Nonvested restricted stock units	990	200	821	211
Nonvested performance-based share units	624	330	578	295
Convertible senior notes and warrants	23,388	—	11,694	—

There are approximately 19.348 million shares of the Company’s common stock that underlie its senior convertible notes based on the initial conversion rate and full principal amount. The conversion spread on the Company’s convertible senior notes will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $11.89 per share of common stock. The Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in shares. As a result, upon conversion of the convertible senior notes, only the amounts in excess of the principal amount are considered in diluted earnings per share under the treasury stock method, if applicable. For the thirteen and twenty-six weeks ended June 28, 2020, the convertible senior notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive given the Company’s net loss, and also since the conversion price of the convertible senior notes exceeded the average market price of the Company’s common stock. Warrants to purchase approximately 19.348 million shares of the Company’s common shares at $16.64 per share were outstanding as of June 28, 2020 but were excluded from the computation of diluted earnings per share since the warrants’ strike price was greater than the average market price of the Company’s common stock during the period. See Note 12 - Convertible Senior Notes for additional information regarding the Company’s convertible senior notes.

6. Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Stock options	$1,038	$1,413	$1,870	$2,572
Restricted stock units	2,340	2,410	4,023	4,159
Performance-based share units	1,693	1,254	2,392	2,257
	$5,071	$5,077	$8,285	$8,988

During the twenty-six weeks ended June 28, 2020, the Company made grants of 0.1 million stock options, 0.4 million time-based restricted stock units and 0.5 million performance-based share units.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows for the periods indicated:

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2020	JUNE 30, 2019
Assumptions:
Weighted-average risk-free interest rate (1)	0.90%	2.39%
Dividend yield (2)	4.34%	1.92%
Expected term (3)	5.5 years	4.7 years
Weighted-average volatility (4)	30.43%	30.96%

Weighted-average grant date fair value per option	$3.12	$5.11
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option.
(3)Expected term represents the period of time that the options are expected to be outstanding. The Company estimates the expected term based on historical exercise experience for its stock options.
(4)Based on the historical volatility of the Company’s stock.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of June 28, 2020:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$5,085	1.6
Restricted stock units	$15,568	2.1
Performance-based share units	$12,316	2.1

7. Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 28, 2020	DECEMBER 29, 2019
Prepaid expenses	$21,729	$20,218
Accounts receivable - gift cards, net	13,100	104,591
Accounts receivable - vendors, net	6,550	13,465
Accounts receivable - franchisees, net	545	1,322
Accounts receivable - other, net	13,699	21,734
Deferred gift card sales commissions	13,624	18,554
Assets held for sale	3,786	3,317
Other current assets, net (1)	8,456	3,261
	$81,489	$186,462
________________
(1)Includes $3.7 million of Company-owned life insurance policies as of June 28, 2020 transferred to Other current assets, net during the twenty-six weeks ended June 28, 2020 for planned payment of deferred compensation obligations.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
8.  Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 28, 2020	DECEMBER 29, 2019
Land	$41,298	$42,570
Buildings	1,153,329	1,202,434
Furniture and fixtures	447,195	458,169
Equipment	617,961	665,815
Construction in progress	21,543	24,477
Less: accumulated depreciation	(1,351,294)	(1,357,388)
	$930,032	$1,036,077

9. Goodwill and Intangible Assets, Net

Goodwill - The following table is a rollforward of goodwill:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 29, 2019	$170,657	$117,782	$288,439
Translation adjustments	—	(15,071)	(15,071)
Impairment charges	—	(1,973)	(1,973)
Balance as of June 28, 2020	$170,657	$100,738	$271,395
The COVID-19 outbreak was considered a triggering event in the thirteen weeks ended March 29, 2020, indicating that the carrying amount of goodwill may not be recoverable. As a result, the Company performed a quantitative assessment for all reporting units to determine whether a reporting unit was impaired. Based on this assessment, which utilized a discounted cash flow analysis, the Company recorded full impairment of goodwill related to its Hong Kong reporting unit of $2.0 million, within the international segment, during the thirteen weeks ended March 29, 2020. Impairment was not recorded for any of the Company’s other reporting units as a result the quantitative assessment.

Annual Goodwill and Intangible Asset Impairment Assessment - The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of the first day of its second fiscal quarter. Since the Company performed a quantitative assessment on the last day of the first fiscal quarter in 2020, as described above, the Company utilized the same assumptions and analysis in performing a quantitative annual assessment in its second fiscal quarter and concluded that no additional impairment was required. In 2019, the Company performed a qualitative assessment and did not record any impairment charges.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
10. Other Assets, Net

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 28, 2020	DECEMBER 29, 2019
Company-owned life insurance (1)	$49,908	$60,126
Deferred financing fees (2)	5,909	4,893
Liquor licenses	24,250	24,289
Other assets	19,039	27,802
	$99,106	$117,110
________________
(1)During the twenty-six weeks ended June 28, 2020, the Company reclassified $9.1 million of Company-owned life insurance policies to current assets in anticipation of settlement of such policies to pay deferred compensation obligations.
(2)Net of accumulated amortization of $7.7 million and $6.8 million as of June 28, 2020 and December 29, 2019, respectively.

11. Long-term Debt, Net

Following is a summary of outstanding long-term debt, as of the periods indicated:

	JUNE 28, 2020		DECEMBER 29, 2019
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$437,500	2.90%	$450,000	3.40%
Revolving credit facility (1)	615,000	2.89%	599,000	3.44%
Total Senior Secured Credit Facility	$1,052,500		$1,049,000
Convertible Senior Notes (2)	230,000	5.00%	—
Finance lease liabilities	1,957		2,308
Other	—		50	2.18%
Less: unamortized debt discount and issuance costs	(73,665)		(2,654)
Total debt, net	$1,210,792		$1,048,704
Less: current portion of long-term debt	(32,354)		(26,411)
Long-term debt, net	$1,178,438		$1,022,293
________________
(1)Interest rate represents the weighted-average interest rate for the respective periods.
(2)See Note 12 - Convertible Senior Notes for details regarding the convertible senior notes and related hedge and warrant transactions.

Amended Credit Agreement - On May 4, 2020, the Company and its wholly-owned subsidiary OSI Restaurant Partners, LLC (“OSI”), as co-borrowers, entered into an amendment to the existing credit agreement, dated November 30, 2017 (the “Amended Credit Agreement”), which provides relief for the financial covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”). Without such amendment, violation of financial covenants under the original credit agreement could have resulted in default. TNLR is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net of cash, excluding the convertible senior notes) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Amended Credit Agreement).

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
________________
(1)Seasonally annualized Consolidated EBITDA calculated as Consolidated EBITDA for the fiscal quarter ending March 28, 2021 divided by 34.1%.
(2)Seasonally annualized Consolidated EBITDA calculated as Consolidated EBITDA for the two consecutive quarters ending June 27, 2021 divided by 58.5%.
(3)Seasonally annualized Consolidated EBITDA calculated as Consolidated EBITDA for the three consecutive quarters ending September 26, 2021 divided by 77.0%.

The Company is also required to meet a minimum monthly liquidity threshold of $125.0 million through March 28, 2021, calculated as the sum of available capacity under the Company’s revolving credit facility, unrestricted domestic cash on hand and up to $25.0 million of unrestricted cash held by foreign subsidiaries.

Under the Amended Credit Agreement, the Company is limited to $100.0 million of aggregate capital expenditures for the four fiscal quarters through March 28, 2021. The Company is also prohibited from making certain restricted payments, investments or acquisitions until after September 26, 2021, with an exception for investments in the Company’s foreign subsidiaries which are capped at $27.5 million. Repurchasing shares of the Company’s outstanding common stock and paying dividends are also restricted until after September 26, 2021 and the Company is compliant with its financial covenants under the terms of the Amended Credit Agreement.

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

Deferred Financing Fees - The Company deferred $2.9 million of financing costs incurred in connection with the Amended Credit Agreement. Deferred financing fees of $2.0 million associated with the revolving credit facility portion of the Amended Credit Agreement were recorded in Other assets, net and all other deferred financing fees were recorded in Long-term debt, net.

As of June 28, 2020 and December 29, 2019, the Company was in compliance with its debt covenants.

12. Convertible Senior Notes

Convertible Senior Notes - On May 8, 2020, the Company completed a $200.0 million principal amount private offering of 5.00% convertible senior notes due 2025 and on May 12, 2020, issued an additional $30.0 million principal amount in connection with the option granted to the initial purchasers as part of the offering (collectively, the “2025 Notes”). The 2025 Notes are governed by the terms of an indenture between the Company and Wells Fargo Bank, National Association, as the Trustee. The 2025 Notes will mature on May 1, 2025, unless earlier converted, redeemed or purchased by the Company. The 2025 Notes bear cash interest at an annual rate of 5.00%, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
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

Net proceeds from the 2025 Notes offering were approximately $221.6 million, after deducting the initial purchaser’s discounts and commissions and the Company’s offering expenses. Upon issuance, the principal amount was separated into a liability and an equity component, such that interest expense reflects the Company’s nonconvertible debt interest rate.

The initial carrying value of the 2025 Notes, excluding the discounts upon original issuance and third party offering costs allocated to the liability, and recorded during the thirteen weeks ended June 28, 2020, is as follows (in thousands):

Liability component
Principal	$230,000
Less: Debt discount (1)	(66,137)
Less: Debt issuance costs (1)	(5,996)
Net carrying amount	$157,867
Equity component (2)	$64,367
________________
(1)Debt discount and issuance costs are amortized to interest expense using the effective interest method over the expected life of the 2025 Notes.
(2)Recorded in Additional paid-in capital on the Consolidated Balance Sheet. Includes $2.4 million of equity issuance costs and net deferred tax assets of $0.6 million.

Convertible Note Hedge and Warrant Transactions - In connection with the offering of the 2025 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with certain of the initial purchasers of the 2025 Notes and/or their respective affiliates and other financial institutions (in this capacity, the “Hedge Counterparties”). Concurrently with the Company’s entry into the Convertible Note Hedge Transactions, the Company also entered into separate, warrant transactions with the Hedge Counterparties collectively relating to the same number of shares of the Company’s common stock, subject to customary anti-dilution adjustments, and for which the Company received proceeds that partially offset the cost of entering into the Convertible Note Hedge Transactions (the “Warrant Transactions”).

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the 2025 Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2025 Notes. The Warrant Transactions could have a dilutive effect on the Company’s

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price will initially be $16.64 per share and is subject to certain adjustments under the terms of the Warrant Transactions.

The portion of the net proceeds to the Company from the offering of the 2025 Notes that was used to pay the premium on the Convertible Note Hedge Transactions, net of the proceeds to the Company from the Warrant Transactions, was approximately $19.6 million. The net costs incurred in connection with the Convertible Note Hedge Transactions and Warrant Transactions were recorded as a reduction to Additional paid-in capital on the Company’s Consolidated Balance Sheet during the thirteen weeks ended June 28, 2020.

As these transactions meet certain accounting criteria, the Convertible Note Hedge Transactions and Warrant Transactions were recorded in stockholders’ equity, not accounted for as derivatives and are not remeasured each reporting period.

13.  Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following, as of the periods indicated:

(dollars in thousands)	JUNE 28, 2020	DECEMBER 29, 2019
Accrued insurance liability	$32,740	$33,818
Chef and Restaurant Managing Partner deferred compensation obligations	38,187	47,831
Other long-term liabilities (1)	91,971	56,411
	$162,898	$138,060
________________
(1)The increase in Other long-term liabilities during the twenty-six weeks ended June 28, 2020, primarily relates to $16.9 million related to deferred payroll tax liabilities (as allowed for in the Coronavirus, Aid, Relief and Economic Security Act), $8.6 million of additional contingent lease liabilities subsequent to the adoption of ASU No. 2016-13 and $7.3 million of additional interest rate swap liabilities. See Note 19 - Income Taxes, Note 20 - Commitments and Contingencies and Note 15 - Derivative Instruments and Hedging Activities, respectively, for details regarding these increases.

14. Stockholders’ Equity

Dividends - The Company declared and paid dividends per share during fiscal year 2020 as follows:

(in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.20	$17,480

Redeemable Preferred Stock - In connection with the development of its Abbraccio Cucina Italiana (“Abbraccio”) concept in 2015, the Company entered into an investment agreement (the “Abbraccio Investment Agreement”) to sell preferred shares of its Abbraccio subsidiary (“Abbraccio Shares”) to certain investors. The Abbraccio Investment Agreement included a call option for the purchase of the Abbraccio Shares (the “Abbraccio Call Option”).

During the thirteen weeks ended March 29, 2020, the Company exercised the Abbraccio Call Option to purchase all outstanding Abbraccio Shares for $1.0 million and recorded a reduction to Accumulated deficit and an increase in Net loss applicable to common stockholders of $3.5 million for the consideration paid in excess of the Abbraccio Shares’ carrying value.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	JUNE 28, 2020	DECEMBER 29, 2019
Foreign currency translation adjustment	$(188,474)	$(152,031)
Unrealized loss on derivatives, net of tax	(28,656)	(17,745)
Accumulated other comprehensive loss	$(217,130)	$(169,776)
Following are the components of Other comprehensive loss attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Foreign currency translation adjustment	$(29,146)	$(8,584)	$(36,443)	$(2,737)

Unrealized loss on derivatives, net of tax (1)	$(1,556)	$(7,239)	$(14,892)	$(11,620)
Reclassification of adjustments for loss (gain) on derivatives included in Net (loss) income, net of tax (2)	2,585	130	3,981	(234)
Total unrealized gain (loss) on derivatives, net of tax	$1,029	$(7,109)	$(10,911)	$(11,854)
Other comprehensive loss attributable to Bloomin’ Brands	$(28,117)	$(15,693)	$(47,354)	$(14,591)
________________
(1)Unrealized loss on derivatives is net of tax of $0.5 million and $2.5 million for the thirteen weeks ended June 28, 2020 and June 30, 2019 and $5.2 million and $4.0 million for the twenty-six weeks ended June 28, 2020 and June 30, 2019, respectively.
(2)Reclassifications of adjustments for loss (gain) on derivatives are net of tax. See Note 15 - Derivative Instruments and Hedging Activities for the tax impact of reclassifications.

15. Derivative Instruments and Hedging Activities

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

The Company’s swap agreements have been designated and qualify as cash flow hedges, are recognized on its Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $16.0 million will be reclassified to interest expense over the next 12 fiscal months. The following table presents the fair value and classification of the Company’s swap agreements, as of the periods indicated:

(dollars in thousands)	JUNE 28, 2020	DECEMBER 29, 2019	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$14,555	$7,174	Accrued and other current liabilities
Interest rate swaps - liability	24,152	16,835	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$38,707	$24,009

Accrued interest	$1,356	$632	Accrued and other current liabilities
____________________
(1)See Note 17 - Fair Value Measurements for fair value discussion of the interest rate swaps.

On May 4, 2020, concurrent with entering into the Amended Credit Agreement, the Company de-designated its interest rate swap hedge relationship and modified its hedge documentation to more closely align with certain terms

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
of the Amended Credit Agreement. On May 6, 2020, the Company re-designated the cash flow hedge relationship for the original $550.0 million notional amount, resulting in no impact to the Company’s consolidated financial statements as a result of the hedge activity.

The following table summarizes the effects of the swap agreements on Net (loss) income for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Interest rate swap (expense) income recognized in Interest expense, net	$(3,482)	$(175)	$(5,362)	$316
Income tax benefit (expense) recognized in (Benefit) provision for income taxes	897	45	1,381	(82)
Total effects of the interest rate swaps on Net (loss) income	$(2,585)	$(130)	$(3,981)	$234

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of June 28, 2020, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of June 28, 2020 and December 29, 2019, the fair value of the Company’s interest rate swaps was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $40.5 million and $24.8 million, respectively. As of June 28, 2020 and December 29, 2019, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 28, 2020 and December 29, 2019, it could have been required to settle its obligations under the agreements at their termination value of $40.5 million and $24.8 million, respectively.

16. Leases

In April 2020, the FASB issued a question and answer document focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19 (the “Lease Modification Q&A”). The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease when the total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. The Company elected this practical expedient for COVID-19-related rent concessions, primarily rent deferrals or rent abatements, and has elected not to remeasure the related lease liability and right-of-use asset for those leases. Rent deferrals are accrued with no impact to straight-line rent expense. Rent abatements are recognized as a reduction of variable rent expense in the month they occur. This election will continue while these concessions are in effect.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	JUNE 28, 2020	DECEMBER 29, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,212,916	$1,266,548
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	1,729	2,036
Total lease assets, net		$1,214,645	$1,268,584

Current operating lease liabilities (2)	Accrued and other current liabilities	$177,236	$171,866
Current finance lease liabilities	Current portion of long-term debt	1,104	1,361
Non-current operating lease liabilities	Non-current operating lease liabilities	1,248,941	1,279,051
Non-current finance lease liabilities	Long-term debt, net	853	947
Total lease liabilities		$1,428,134	$1,453,225
________________
(1)Net of accumulated amortization of $1.8 million and $1.3 million as of June 28, 2020 and December 29, 2019, respectively.
(2)Excludes COVID-19-related deferred rent accruals of $18.3 million as of June 28, 2020 and accrued contingent percentage rent of $2.7 million and $2.4 million, as of June 28, 2020 and December 29, 2019, respectively.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	CONSOLIDATED INCOME STATEMENT CLASSIFICATION	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)		JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Operating leases (1)	Other restaurant operating	$42,776	$45,079	$88,658	$90,312
Variable lease cost	Other restaurant operating	(1,046)	746	74	1,565
Finance leases
Amortization of leased assets	Depreciation and amortization	315	360	657	684
Interest on lease liabilities	Interest expense, net	37	72	83	145
Sublease revenue (2)	Franchise and other revenues	(109)	(1,792)	(1,786)	(3,106)
Lease costs, net		$41,973	$44,465	$87,686	$89,600
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.3 million and $3.7 million for the thirteen weeks ended June 28, 2020 and June 30, 2019, respectively, and $6.9 million and $7.2 million for the twenty-six weeks ended June 28, 2020 and June 30, 2019, respectively, which is included in General and administrative expense. Also excludes certain supply chain related rent expense of $0.3 million for the thirteen weeks ended June 28, 2020 and June 30, 2019 and $0.6 million for the twenty-six weeks ended June 28, 2020 and June 30, 2019, which is included in Cost of sales.
(2)Excludes rental income from Company-owned properties of $0.1 million and $0.7 million for the thirteen weeks ended June 28, 2020 and June 30, 2019, respectively, and $0.3 million and $1.4 million for the twenty-six weeks ended June 28, 2020 and June 30, 2019, respectively.

The following table is a summary of other impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$75,688	$95,532

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
17. Fair Value Measurements

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	JUNE 28, 2020			DECEMBER 29, 2019
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$6,567	$6,567	$—	$1,037	$1,037	$—
Money market funds	9,595	9,595	—	12,752	12,752	—
Restricted cash equivalents:
Money market funds	1,099	1,099	—	—	—	—
Total asset recurring fair value measurements	$17,261	$17,261	$—	$13,789	$13,789	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$14,555	$—	$14,555	$7,174	$—	$7,174
Other long-term liabilities:
Derivative instruments - interest rate swaps	24,152	—	24,152	16,835	—	16,835
Total liability recurring fair value measurements	$38,707	$—	$38,707	$24,009	$—	$24,009

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments	The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of June 28, 2020 and December 29, 2019, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

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

	THIRTEEN WEEKS ENDED
	JUNE 28, 2020		JUNE 30, 2019
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT
Operating lease right-of-use assets (1)	$32,404	$4,028	$114	$1,770
Property, fixtures and equipment (2)	9,992	19,595	466	162
Goodwill and other assets (3)	748	295	—	—
	$43,144	$23,918	$580	$1,932

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2020		JUNE 30, 2019
(dollars in thousands)	CARRYING VALUE	TOTAL IMPAIRMENT	CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (4)	$1,182	$75	$2,149	$215
Operating lease right-of-use assets (1)	85,537	23,591	2,356	2,366
Property, fixtures and equipment (2)	28,390	37,993	956	2,833
Goodwill and other assets (3)	748	2,683	—	—
	$115,857	$64,342	$5,461	$5,414
____________________
(1)Carrying values measured using Level 2 inputs to estimate fair value totaled $0.2 million during the twenty-six weeks ended June 30, 2019. All other assets were valued using Level 3 inputs. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value.
(2)Carrying values measured using Level 2 inputs to estimate fair value totaled $0.5 million and $2.2 million during the thirteen and twenty-six weeks ended June 28, 2020, respectively. All other assets were valued using Level 3 inputs. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value.
(3)All assets measured using the quoted market value of comparable assets (Level 2).
(4)Assets generally measured using third-party market appraisals or executed sales contracts (Level 2).

See Note 4 - Impairments, Exit Costs and Disposals for information regarding impairment charges resulting from the fair value measurement performed on a nonrecurring basis during the thirteen and twenty-six weeks ended June 28, 2020. Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents quantitative information related to certain unobservable inputs used in the Company’s Level 3 fair value measurements of Operating lease right-of-use assets and Property, fixtures and equipment for the impairment losses incurred during the periods indicated:

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
UNOBSERVABLE INPUTS	JUNE 28, 2020			JUNE 28, 2020
Weighted-average cost of capital	10.9%			10.4%	to	10.9%
Long-term growth rate	1.5%	to	2.0%	1.5%	to	2.0%

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	JUNE 28, 2020		DECEMBER 29, 2019
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior Secured Credit Facility:
Term loan A	$437,500	$424,375	$450,000	$450,563
Revolving credit facility	$615,000	$577,319	$599,000	$599,000
Convertible Senior Notes	$230,000	$246,100	$—	$—

18. Allowance for Expected Credit Losses

The following is a rollforward of the allowance for trade receivable expected credit losses for the periods indicated:

	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 28, 2020
Allowance for credit losses, beginning of period	$4,551	$199
Adjustment for adoption of ASU No. 2016-13	—	1,018
Provision for expected credit losses	15	3,349
Allowance for credit losses, end of period	$4,566	$4,566

The Company is exposed to credit losses through its trade accounts receivable consisting primarily of amounts due for gift card, credit card, vendor, franchise and other receivables. Gift card, vendor and other receivables consist primarily of amounts due from gift card resellers and vendor rebates. Amounts due from franchisees consist of initial franchise fees, royalty income, and advertising fees. See Note 7 - Other Current Assets, Net for disclosure of trades receivables by category as of June 28, 2020 and December 29, 2019. Domestic credit card receivables are recorded within Cash and cash equivalents based on their short duration and reasonably assured settlement.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The financial condition of the Company’s franchisees is largely dependent on the underlying business trends of its brands and market conditions within the casual dining restaurant industry. In March 2020, the Company fully reserved substantially all of its outstanding franchise receivables in response to the economic impact of the COVID-19 pandemic. See Note 2 - COVID-19 Charges for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.

The Company is also exposed to credit losses from off-balance sheet lease guarantees primarily related to the divestiture of certain formerly Company-owned restaurant sites. See Note 20 - Commitments and Contingencies for details regarding these lease guarantees.

19. Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
(Loss) income before (benefit) provision for income taxes	$(128,207)	$31,024	$(182,276)	$102,169
(Benefit) provision for income taxes	$(35,779)	$1,215	$(55,434)	$6,711
Effective income tax rate	27.9%	3.9%	30.4%	6.6%

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Accordingly, the applicable provisions of the CARES Act have been reflected in the Company’s tax provision for the thirteen and twenty-six weeks ended June 28, 2020. The CARES Act, among other items, includes U.S. corporate tax provisions related to the deferment of employer social security payments, employee retention credits, net operating loss (“NOL”) carryback periods, alternative minimum tax credits, modifications to interest deduction limitations and technical corrections on tax depreciation methods for qualified improvement property (“QIP”).

The effective income tax rate for the thirteen and twenty-six weeks ended June 28, 2020 increased by 24.0 and 23.8 percentage points as compared to the thirteen and twenty-six weeks ended June 30, 2019. These increases were primarily due to the benefit of the tax credits for FICA taxes on certain employees’ tips and the forecasted 2020 pre-tax book loss.

As of December 29, 2019, the Company had $128.6 million in general business tax credits carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. The Company expects to increase its general business credit carryforwards in 2020 by approximately $30 million to $40 million as a result of additional credits generated in 2020 and the application of the QIP technical correction enacted as part of the CARES Act. The Company currently expects to utilize these tax credit carryforwards within a 10 year period. However, the Company’s ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for the thirteen and twenty-six weeks ended June 28, 2020 was higher than the statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips.

Deferred Taxes - During the twenty-six weeks ended June 28, 2020, Deferred income tax assets, net increased by $56.1 million primarily as a result of losses incurred during the period and tax credits for FICA taxes on certain employees’ tips.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
20. Commitments and Contingencies

Litigation and Other Matters - The Company had $4.2 million and $3.0 million of liabilities recorded for various legal matters as of June 28, 2020 and December 29, 2019, respectively.

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

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of June 28, 2020, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $32.6 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of June 28, 2020 was approximately $20.5 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred.

In March 2020, the Company recorded $4.2 million of additional contingent lease liability in response to the economic impact of the COVID-19 pandemic. As of June 28, 2020, the Company’s recorded contingent lease liability was $9.6 million. See Note 2 - COVID-19 Charges for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.

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
(1)Includes franchise locations.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
During the thirteen and twenty-six weeks ended June 28, 2020, the Company recorded $2.4 million and $24.6 million, respectively, of pre-tax charges as a part of transformational initiatives implemented in connection with its previously announced review of strategic alternatives. These costs were primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings and were not allocated to the Company’s segments since the Company’s CODM does not consider the impact of transformational initiatives when assessing segment performance.

The following table is a summary of Total revenue by segment, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Total revenues
U.S.	$537,080	$914,219	$1,431,577	$1,928,726
International	41,379	107,711	155,219	221,335
Total revenues	$578,459	$1,021,930	$1,586,796	$2,150,061

The following table is a reconciliation of Segment (loss) income from operations to (Loss) income before (benefit) provision for income taxes, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Segment (loss) income from operations
U.S.	$(62,921)	$78,814	$(51,542)	$191,849
International	(17,070)	6,909	(10,283)	20,629
Total segment (loss) income from operations	(79,991)	85,723	(61,825)	212,478
Unallocated corporate operating expense	(31,921)	(42,263)	(91,655)	(86,524)
Total (loss) income from operations	(111,912)	43,460	(153,480)	125,954
Loss on modification of debt	(237)	—	(237)	—
Other income (expense), net	581	12	(212)	(156)
Interest expense, net	(16,639)	(12,448)	(28,347)	(23,629)
(Loss) income before (benefit) provision for income taxes	$(128,207)	$31,024	$(182,276)	$102,169

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Depreciation and amortization
U.S.	$37,308	$38,916	$74,948	$77,702
International	5,884	6,749	12,642	13,205
Corporate	2,592	4,123	6,462	8,363
Total depreciation and amortization	$45,784	$49,788	$94,052	$99,270

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

(i)The severity, extent and duration of the COVID-19 pandemic, its impacts on our business and results of operations, financial condition and liquidity, including any adverse impact on our stock price and on the other factors listed below, and the responses of domestic and foreign federal, state and local governments to the pandemic;

(ii)Consumer reactions to public health and food safety issues;

(iii)Our ability to compete in the highly competitive restaurant industry with many well-established competitors and new market entrants;

(iv)Minimum wage increases and additional mandated employee benefits;

(v)Economic conditions and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

(vi)Our ability to protect our information technology systems from interruption or security breach, including cyber security threats, and to protect consumer data and personal employee information;

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(vii)Fluctuations in the price and availability of commodities;

(viii)Our ability to comply with governmental laws and regulations, the costs of compliance with such laws and regulations and the effects of changes to applicable laws and regulations, including tax laws and unanticipated liabilities;

(ix)Our ability to effectively respond to changes in patterns of consumer traffic, consumer tastes and dietary habits;

(x)Our ability to implement our remodeling, relocation and expansion plans due to uncertainty in locating and acquiring attractive sites on acceptable terms, obtaining required permits and approvals, recruiting and training necessary personnel, obtaining adequate financing and estimating the performance of newly opened, remodeled or relocated restaurants;

(xi)The effects of international economic, political and social conditions and legal systems on our foreign operations and on foreign currency exchange rates;

(xii)Our ability to preserve and grow the reputation and value of our brands, particularly in light of changes in consumer engagement with social media platforms;

(xiii)Any impairment in the carrying value of our goodwill or other intangible or long-lived assets and its effect on our financial condition and results of operations;

(xiv)Seasonal and periodic fluctuations in our results and the effects of significant adverse weather conditions and other disasters or unforeseen events;

(xv)The effects of our substantial leverage and restrictive covenants in our various credit facilities on our ability to raise additional capital to fund our operations, to make capital expenditures to invest in new or renovate restaurants and to react to changes in the economy or our industry, and our exposure to interest rate risk in connection with our variable-rate debt; and

(xvi)Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 29, 2019.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of June 28, 2020, we owned and operated 1,151 restaurants and franchised 309 restaurants across 47 states, Puerto Rico, Guam and 20 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Executive Summary

Our financial results for the thirteen weeks ended June 28, 2020 (“second quarter of 2020”) include the following:

•A decrease in Total revenues of 43.4% in the second quarter of 2020, as compared to the second quarter of 2019, primarily due to: (i) significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic, (ii) the net impact of restaurant closures and openings, (iii) lower franchise revenue and (iv) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar.

•Loss from operations of $(111.9) million in the second quarter of 2020, as compared to income from operations of $43.5 million in the second quarter of 2019, was primarily due to: (i) significantly lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including asset impairment charges, incremental delivery related costs and relief pay (net of tax credits) and (ii) higher labor costs and commodity inflation. These decreases are partially offset by: (i) reduced operating, advertising and utilities expense, (ii) cost savings from our restructuring and transformation initiatives and (iii) cost savings from waste reduction initiatives.

Recent Developments - COVID-19

In response to the COVID-19 pandemic, governmental authorities took dramatic action in an effort to slow the spread of the disease. Along with many other restaurant businesses across the country, we temporarily limited our services in the U.S. to carry-out and delivery only beginning March 20, 2020. In early May 2020, we began to reopen our restaurant dining rooms with limited seating capacity in compliance with state and local regulations and as of June 28, 2020 we had reopened substantially all of our restaurant dining rooms with limited seating capacity. The temporary closure of our dining rooms and the limitations on seating capacity in our reopened dining rooms has resulted in significantly reduced traffic in our restaurants.

Recently, there has been a significant increase in reported COVID-19 cases in certain states, including Florida and Texas. This has resulted in some local governments responding by taking additional measures, including implementing a further reduction of in-restaurant capacity in certain locations. Although this is a developing situation, to this point these capacity reductions have had a minimal impact on overall sales trends.

When we are able to increase the capacity of our reopened dining rooms, it is uncertain whether customer traffic will return to levels prior to the outbreak of COVID-19. Even if consumer demand recovers, governmental restrictions may again limit the capacity of our dining rooms or services we may provide in the future. As a result, we expect our results for the foreseeable future will be significantly adversely impacted.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Key Performance Indicators

Key measures that we use in evaluating our restaurants and assessing our business include the following:

•Average restaurant unit volumes—average sales (excluding gift card breakage) per restaurant to measure changes in customer traffic, pricing and development of the brand;

•Comparable restaurant sales—year-over-year comparison of sales volumes (excluding gift card breakage) for Company-owned restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants;

•System-wide sales—total restaurant sales volume for all Company-owned and franchise restaurants, regardless of ownership, to interpret the overall health of our brands;

•Restaurant-level operating margin, (Loss) income from operations, Net (loss) income and Diluted (loss) earnings per share — financial measures utilized to evaluate our operating performance.

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

(i)Franchise and other revenues which are earned primarily from franchise royalties and other non-food and beverage revenue streams, such as rental and sublease income.
(ii)Depreciation and amortization which, although substantially all of which is related to restaurant-level assets, represent historical sunk costs rather than cash outlays for the restaurants.
(iii)General and administrative expense which includes primarily non-restaurant-level costs associated with support of the restaurants and other activities at our corporate offices.
(iv)Asset impairment charges and restaurant closing costs which are not reflective of ongoing restaurant performance in a period.

Restaurant-level operating margin excludes various expenses, as discussed above, that are essential to support the operations of our restaurants and may materially impact our Consolidated Statement of Operations. As a result, restaurant-level operating margin is not indicative of our consolidated results of operations and is presented exclusively as a supplement to, and not a substitute for, Net (loss) income or (Loss) income from operations. In addition, our presentation of restaurant-level operating margin may not be comparable to similarly titled measures used by other companies in our industry;

•Adjusted restaurant-level operating margin, Adjusted (loss) income from operations, Adjusted net (loss) income and Adjusted diluted (loss) earnings per share—non-GAAP financial measures utilized to evaluate our operating performance.

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

•Customer satisfaction scores—measurement of our customers’ experiences in a variety of key areas.

Selected Operating Data

The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	JUNE 28, 2020	JUNE 30, 2019
U.S.:
Outback Steakhouse
Company-owned	567	579
Franchised	141	148
Total	708	727
Carrabba’s Italian Grill
Company-owned	199	205
Franchised	21	21
Total	220	226
Bonefish Grill
Company-owned	182	190
Franchised	7	7
Total	189	197
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	65	69
Other
Company-owned	5	3
U.S. total	1,187	1,222
International:
Company-owned
Outback Steakhouse—Brazil (1)	103	97
Other (2)	30	27
Franchised
Outback Steakhouse—South Korea (2)	85	70
Other (3)	55	51
International total	273	245
System-wide total	1,460	1,467
____________________
(1)The restaurant counts for Brazil are reported as of May 31, 2020 and 2019, respectively, to correspond with the balance sheet dates of this subsidiary.
(2)As of June 30, 2019, we had 11 international “dark kitchen” locations that offer delivery and carryout only. One of these locations was included within Company-owned Other and 10 were included in Franchised Outback Steakhouse - South Korea.
(3)Includes two and one fast-casual Aussie Grill locations as of June 28, 2020 and June 30, 2019, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Revenues
Restaurant sales	99.6%	98.4%	99.1%	98.5%
Franchise and other revenues	0.4	1.6	0.9	1.5
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	31.4	31.1	31.8	31.4
Labor and other related (1)	35.7	30.0	32.7	29.3
Other restaurant operating (1)	30.9	24.0	27.0	23.2
Depreciation and amortization	7.9	4.9	5.9	4.6
General and administrative	9.6	7.0	8.8	6.6
Provision for impaired assets and restaurant closings	4.3	0.2	4.2	0.3
Total costs and expenses	119.3	95.7	109.7	94.1
(Loss) income from operations	(19.3)	4.3	(9.7)	5.9
Loss on modification of debt	(*)	—	(*)	—
Other income (expense), net	0.1	*	(*)	(*)
Interest expense, net	(3.0)	(1.3)	(1.8)	(1.1)
(Loss) income before (benefit) provision for income taxes	(22.2)	3.0	(11.5)	4.8
(Benefit) provision for income taxes	(6.2)	0.1	(3.5)	0.4
Net (loss) income	(16.0)	2.9	(8.0)	4.4
Less: net (loss) income attributable to noncontrolling interests	(0.1)	0.1	*	0.1
Net (loss) income attributable to Bloomin’ Brands	(15.9)%	2.8%	(8.0)%	4.3%
________________
(1)As a percentage of Restaurant sales.
* Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 30, 2019	$1,005.7	$2,117.3
Change from:
Comparable restaurant sales	(408.1)	(505.3)
Restaurant closures	(15.2)	(23.8)
Effect of foreign currency translation	(8.3)	(18.7)
Divestiture of restaurants through refranchising transactions	—	(11.2)
Restaurant openings	2.2	14.2
For the periods ended June 28, 2020	$576.3	$1,572.5

The decrease in Restaurant sales during the thirteen weeks ended June 28, 2020 was primarily due to: (i) significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic, (ii) the closure of 43 restaurants since March 31, 2019 and (iii) the effect of foreign currency translation of the Brazilian Real

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
relative to the U.S. dollar. The decrease in Restaurant sales was partially offset by the opening of 26 new restaurants not included in our comparable restaurant sales base.

The decrease in Restaurant sales during the twenty-six weeks ended June 28, 2020 was primarily due to: (i) significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic, (ii) the closure of 49 restaurants since December 30, 2018, (iii) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar and (iv) domestic refranchising. The decrease in restaurant sales was partially offset by the opening of 28 new restaurants not included in our comparable restaurant sales base.

Average Restaurant Unit Volumes and Operating Weeks

Following is a summary of the average restaurant unit volumes and operating weeks, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$46,278	$69,497	$58,201	$73,344
Carrabba’s Italian Grill	$35,394	$56,285	$45,395	$58,188
Bonefish Grill	$25,866	$60,018	$40,292	$61,833
Fleming’s Prime Steakhouse & Wine Bar	$36,649	$81,754	$59,027	$86,496
International
Outback Steakhouse - Brazil (1)	$17,731	$66,829	$43,512	$70,754
Operating weeks:
U.S.
Outback Steakhouse	7,466	7,538	14,965	15,065
Carrabba’s Italian Grill	2,648	2,665	5,300	5,559
Bonefish Grill	2,464	2,467	4,934	4,925
Fleming’s Prime Steakhouse & Wine Bar	850	910	1,730	1,820
International
Outback Steakhouse - Brazil	1,354	1,257	2,657	2,453
____________________
(1)Translated at average exchange rates of 5.15 and 3.91 for the thirteen weeks ended June 28, 2020 and June 30, 2019, respectively, and 4.39 and 3.85 for the twenty-six weeks ended June 28, 2020 and June 30, 2019, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases), for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more):
U.S. (1)
Outback Steakhouse	(32.9)%	1.3%	(20.6)%	2.4%
Carrabba’s Italian Grill	(36.7)%	(1.6)%	(22.2)%	(0.6)%
Bonefish Grill	(56.8)%	0.1%	(34.7)%	1.0%
Fleming’s Prime Steakhouse & Wine Bar	(56.3)%	1.6%	(33.6)%	1.1%
Combined U.S.	(39.4)%	0.6%	(24.2)%	1.6%
International
Outback Steakhouse - Brazil (2)	(63.9)%	3.5%	(27.4)%	3.6%

Traffic:
U.S.
Outback Steakhouse	(31.0)%	(1.6)%	(20.2)%	(1.0)%
Carrabba’s Italian Grill	(28.1)%	(1.4)%	(16.7)%	(1.4)%
Bonefish Grill (3)	(29.8)%	(1.5)%	(20.6)%	(1.7)%
Fleming’s Prime Steakhouse & Wine Bar	(43.5)%	3.6%	(28.0)%	0.8%
Combined U.S. (3)	(30.6)%	(1.4)%	(19.8)%	(1.2)%
International
Outback Steakhouse - Brazil	(48.5)%	1.2%	(19.0)%	(0.7)%

Average check per person (4):
U.S.
Outback Steakhouse	(1.9)%	2.9%	(0.4)%	3.4%
Carrabba’s Italian Grill	(8.6)%	(0.2)%	(5.5)%	0.8%
Bonefish Grill	(27.0)%	1.6%	(14.1)%	2.7%
Fleming’s Prime Steakhouse & Wine Bar	(12.8)%	(2.0)%	(5.6)%	0.3%
Combined U.S.	(8.8)%	2.0%	(4.4)%	2.8%
International
Outback Steakhouse - Brazil	(15.2)%	2.1%	(8.4)%	4.4%
____________________
(1)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(2)Excludes the effect of fluctuations in foreign currency rates. Includes trading day impact from calendar period reporting.
(3)In Q2 2020, Bonefish Grill replaced guest count with entrée count to measure restaurant traffic. Bonefish Grill and Combined U.S. traffic for the twenty-six weeks ended June 28, 2020 were calculated using the entrée count methodology for Bonefish Grill as if the new methodology was in effect at the start of the fiscal year, which would have increased traffic for Bonefish Grill and Combined U.S. for the thirteen weekend ended March 29, 2020 by 3.1% and 0.5%, respectively.
(4)Average check per person includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Franchise and other revenues

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Franchise revenues (1)	$2.0	$12.8	$11.5	$26.6
Other revenues	0.2	3.4	2.8	6.1
Franchise and other revenues	$2.2	$16.2	$14.3	$32.7
____________________
(1)Represents franchise royalties, advertising fees and initial franchise fees.

COSTS AND EXPENSES

Cost of sales

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2020	JUNE 30, 2019	Change	JUNE 28, 2020	JUNE 30, 2019	Change
Cost of sales	$180.8	$312.7		$500.5	$664.8
% of Restaurant sales	31.4%	31.1%	0.3%	31.8%	31.4%	0.4%

Cost of sales increased as a percentage of Restaurant sales during the thirteen weeks ended June 28, 2020 as compared to the thirteen weeks ended June 30, 2019 primarily due to 0.7% from commodity cost inflation and 0.5% related to a reduction in rebates from our vendors, partially offset by a decrease as a percentage of Restaurant sales of 0.7% from cost savings attributable to waste reduction initiatives and 0.2% from increases in average check per person.

Cost of sales increased as a percentage of Restaurant sales during the twenty-six weeks ended June 28, 2020 as compared to the twenty-six weeks ended June 30, 2019 primarily due to 0.4% from commodity cost inflation and 0.2% related to a reduction in rebates from our vendors, partially offset by a decrease as a percentage of Restaurant sales of 0.4% from increases in average check per person.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2020	JUNE 30, 2019	Change	JUNE 28, 2020	JUNE 30, 2019	Change
Labor and other related	$205.5	$301.2		$514.8	$620.2
% of Restaurant sales	35.7%	30.0%	5.7%	32.7%	29.3%	3.4%

Labor and other related expenses increased as a percentage of Restaurant sales during the thirteen weeks ended June 28, 2020 as compared to the thirteen weeks ended June 30, 2019 primarily due to: (i) 3.5% from decreased restaurant sales, (ii) 1.9% from relief pay primarily for hourly employees impacted by the closure of dining rooms due to COVID-19, offset by employee retention tax credits and (iii) 0.9% from higher labor costs. These increases were partially offset by a decrease as a percentage of Restaurant sales of 0.4% due to reduced workers’ compensation expense.

Labor and other related expenses increased as a percentage of Restaurant sales during the twenty-six weeks ended June 28, 2020 as compared to the twenty-six weeks ended June 30, 2019 primarily due to: (i) 1.7% from relief pay primarily for hourly employees impacted by the closure of dining rooms due to COVID-19, offset by employee retention tax credits, (ii) 1.6% from decreased restaurant sales and (iii) 0.4% from higher labor costs.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2020	JUNE 30, 2019	Change	JUNE 28, 2020	JUNE 30, 2019	Change
Other restaurant operating	$177.8	$240.9		$424.4	$491.7
% of Restaurant sales	30.9%	24.0%	6.9%	27.0%	23.2%	3.8%

Other restaurant operating expenses increased as a percentage of Restaurant sales during the thirteen weeks ended June 28, 2020 as compared to the thirteen weeks ended June 30, 2019 primarily due to the impact of shifting to an off-premise only operational model in March 2020 including, 7.2% from decreased restaurant sales and 3.8% from incremental delivery related costs. These increases were partially offset by a decrease as a percentage of Restaurant sales of 3.8% from reduced operating, advertising and utilities expense and 0.3% from the write-off of straight-line rent in connection with the COVID-19 Restructuring.

Other restaurant operating expenses increased as a percentage of Restaurant sales during the twenty-six weeks ended June 28, 2020 as compared to the twenty-six weeks ended June 30, 2019 primarily due to the impact of shifting to an off-premise only operational model in March 2020 including, 3.2% from decreased restaurant sales and 1.9% from incremental delivery related costs. These increases were partially offset by a decrease as a percentage of Restaurant sales of 1.1% from reduced utilities, advertising and operating expense.

Depreciation and amortization

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2020	JUNE 30, 2019	Change	JUNE 28, 2020	JUNE 30, 2019	Change
Depreciation and amortization	$45.8	$49.8	$(4.0)	$94.1	$99.3	$(5.2)

Depreciation and amortization expense decreased during the thirteen and twenty-six weeks ended June 28, 2020 as compared to the thirteen and twenty-six weeks ended June 30, 2019 primarily due to impairment related to COVID-19 and transformational initiatives and the effect of foreign currency translation.

General and administrative
General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in General and administrative expense for the periods indicated below:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 30, 2019	$72.0	$142.5
Change from:
Travel and entertainment (1)	(7.9)	(7.5)
Compensation, benefits and payroll tax	(4.5)	(6.0)
Legal and professional fees	(2.5)	(4.0)
Deferred compensation	(2.4)	(3.5)
Expected credit losses and contingent lease liabilities	(0.1)	7.4
Transformational costs (2)	2.1	7.5
Severance	0.5	5.3
Other	(1.7)	(1.4)
For the periods ended June 28, 2020	$55.5	$140.3
_________________
(1)Includes decreases of $5.4 million and $3.7 million for managing partner conference costs, net of cancellation fees during the thirteen and twenty-six weeks ended June 28, 2020, respectively.
(2)Primarily consist of consulting fees incurred in connection with our transformation initiative.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2020	JUNE 30, 2019	Change	JUNE 28, 2020	JUNE 30, 2019	Change
Provision for impaired assets and restaurant closings	$25.0	$1.9	$23.1	$66.3	$5.5	$60.8

During the thirteen and twenty-six weeks ended June 28, 2020, we recognized asset impairment and closure charges related to the COVID-19 pandemic of $25.0 million and $56.3 million, respectively, in the U.S. segment (including the COVID-19 Restructuring) and $0.3 million and $3.6 million, respectively, in the international segment. We also recognized asset impairment charges related to transformational initiatives of $6.3 million during the twenty-six weeks ended June 28, 2020, which were not allocated to our operating segments.

COVID-19 Restructuring - During the thirteen and twenty-six weeks ended June 28, 2020, we recognized pre-tax asset impairments and closure costs of $20.9 million in connection with the closure of 22 restaurants and from the update of certain cash flow assumptions, including lease renewal considerations.

The remaining impairment and closing charges during the periods presented resulted primarily from locations identified for remodel, relocation or closure and certain other assets.

See Note 4 - Impairments, Exit Costs and Disposals of the Notes to Consolidated Financial Statements for further information.

(Loss) income from operations

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2020	JUNE 30, 2019	Change	JUNE 28, 2020	JUNE 30, 2019	Change
(Loss) income from operations	$(111.9)	$43.5	$(155.4)	$(153.5)	$126.0	$(279.5)
% of Total revenues	(19.3)%	4.3%	(23.6)%	(9.7)%	5.9%	(15.6)%

Loss from operations generated during the thirteen weeks ended June 28, 2020, as compared to income from operations during the thirteen weeks ended June 30, 2019 was primarily due to: (i) significantly lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including asset impairment charges, incremental delivery related costs and relief pay (net of tax credits) and (ii) higher labor costs and commodity inflation. These losses were partially offset by: (i) reduced operating, advertising and utilities expense, (ii) cost savings from our restructuring and transformation initiatives and (iii) cost savings from waste reduction initiatives.

Loss from operations generated during the twenty-six weeks ended June 28, 2020, as compared to income from operations during the twenty-six weeks ended June 30, 2019 was primarily due to: (i) significantly lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including asset impairment charges, incremental delivery related costs and relief pay (net of tax credits) and (ii) higher labor costs and commodity inflation. These losses were partially offset by reduced utilities, advertising and operating expense.

Interest expense, net

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2020	JUNE 30, 2019	Change	JUNE 28, 2020	JUNE 30, 2019	Change
Interest expense, net	$16.6	$12.4	$4.2	$28.3	$23.6	$4.7

The increase in Interest expense, net for the thirteen and twenty-six weeks ended June 28, 2020 as compared to the thirteen and twenty-six weeks ended June 30, 2019 was primarily due to higher interest expense from issuance of

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
our convertible senior notes and additional draws on our revolving credit facility, partially offset by lower interest rates on our unhedged variable rate debt balances.

(Benefit) provision for income taxes

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
	JUNE 28, 2020	JUNE 30, 2019	Change	JUNE 28, 2020	JUNE 30, 2019	Change
Effective income tax rate	27.9%	3.9%	24.0%	30.4%	6.6%	23.8%

The effective income tax rate for the thirteen and twenty-six weeks ended June 28, 2020 increased by 24.0 and 23.8 percentage points as compared to the thirteen and twenty-six weeks ended June 30, 2019. These increases were primarily due to the benefit of the tax credits for FICA taxes on certain employees’ tips and the forecasted 2020 pre-tax book loss.

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
_________________
(1)Includes franchise locations.

Revenues for both segments include only transactions with customers and exclude intersegment revenues. Excluded from (Loss) income from operations for U.S. and international are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses and certain bonus expenses.

During the thirteen and twenty-six weeks ended June 28, 2020, we recorded $2.4 million and $24.6 million, respectively, of pre-tax charges as a part of transformational initiatives implemented in connection with our previously announced review of strategic alternatives. These costs were primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings and were not allocated to our segments since our CODM does not consider the impact of transformational initiatives when assessing segment performance.

Refer to Note 21 - Segment Reporting of the Notes to Consolidated Financial Statements for a reconciliation of segment (loss) income from operations to the consolidated operating results.

Restaurant-level operating margin is widely regarded in the industry as a useful metric to evaluate restaurant-level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. See the Overview-Key Performance Indicators section of

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Management’s Discussion and Analysis for additional details regarding the calculation of restaurant-level operating margin.

U.S. Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Revenues
Restaurant sales	$536,767	$900,616	$1,421,656	$1,901,429
Franchise and other revenues	313	13,603	9,921	27,297
Total revenues	$537,080	$914,219	$1,431,577	$1,928,726
Restaurant-level operating margin	3.2%	14.5%	8.4%	15.6%
(Loss) income from operations	$(62,921)	$78,814	$(51,542)	$191,849
Operating (loss) income margin	(11.7)%	8.6%	(3.6)%	9.9%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 30, 2019	$900.6	$1,901.4
Change from:
Comparable restaurant sales	(348.7)	(449.7)
Restaurant closures	(14.7)	(22.2)
Restaurant openings	(0.4)	3.4
Divestiture of restaurants through refranchising transactions	—	(11.2)
For the periods ended June 28, 2020	$536.8	$1,421.7

The decrease in U.S. Restaurant sales during the thirteen weeks ended June 28, 2020 was primarily due to significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic and the closure of 34 restaurants since March 31, 2019.

The decrease in U.S. Restaurant sales during the twenty-six weeks ended June 28, 2020 was primarily due to: (i) significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic, (ii) the closure of 40 restaurants since December 30, 2018 and (iii) refranchising of certain Company-owned restaurants. The decrease in Restaurant sales was partially offset by the opening of eight new restaurants not included in our comparable restaurant sales base.

Income from operations

The decrease in U.S. income from operations generated during the thirteen weeks ended June 28, 2020 as compared to the thirteen weeks ended June 30, 2019, was primarily due to: (i) significantly lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including asset impairment charges, incremental delivery related costs and relief pay (net of tax credits) and (ii) higher labor costs and commodity inflation. These losses were partially offset by: (i) reduced operating, advertising and utilities expense and (ii) cost savings from waste reduction initiatives.

The decrease in U.S. income from operations generated during the twenty-six weeks ended June 28, 2020, as compared to income from operations during the twenty-six weeks ended June 30, 2019 was primarily due to: (i) significantly lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic,

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
including asset impairment charges, incremental delivery related costs and relief pay (net of tax credits) and (ii) higher labor costs and commodity inflation. These losses were partially offset by reduced operating, utilities and advertising expense.

International Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
Revenues
Restaurant sales	$39,494	$105,071	$150,842	$215,900
Franchise and other revenues	1,885	2,640	4,377	5,435
Total revenues	$41,379	$107,711	$155,219	$221,335
Restaurant-level operating margin	(21.8)%	18.4%	8.0%	20.4%
(Loss) income from operations	$(17,070)	$6,909	$(10,283)	$20,629
Operating (loss) income margin	(41.3)%	6.4%	(6.6)%	9.3%

Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 30, 2019	$105.1	$215.9
Change from:
Comparable restaurant sales	(59.4)	(55.6)
Effect of foreign currency translation	(8.3)	(18.7)
Restaurant closures	(0.5)	(1.6)
Restaurant openings	2.6	10.8
For the periods ended June 28, 2020	$39.5	$150.8

The decrease in international Restaurant sales during the thirteen weeks ended June 28, 2020 was primarily due to significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic and the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar. The decrease in Restaurant sales was partially offset by the opening of 18 new restaurants not included in our comparable restaurant sales base.

The decrease in international Restaurant sales during the twenty-six weeks ended June 28, 2020 was primarily due to significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic and the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar. The decrease in Restaurant sales was partially offset by the opening of 20 new restaurants not included in our comparable restaurant sales base.

Income from operations

The decrease in international income from operations during the thirteen weeks ended June 28, 2020 as compared to the thirteen weeks ended June 30, 2019 was primarily due to: (i) significantly lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including incremental delivery related costs and inventory obsolescence and (ii) commodity inflation. These decreases were partially offset by reduced utility, operating, rent and advertising expense and lower labor costs.

The decrease in international income from operations during the twenty-six weeks ended June 28, 2020 as compared to the twenty-six weeks ended June 30, 2019 was primarily due to: (i) significantly lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including inventory obsolescence

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
and incremental delivery related costs and (ii) commodity inflation. These decreases were partially offset by reduced advertising, utility and rent expense and lower labor costs.

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

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
U.S.
Outback Steakhouse	$58	$125	$174	$263
Carrabba’s Italian Grill (1)	6	14	17	17
Bonefish Grill	1	3	4	7
U.S. total	$65	$142	$195	$287
International
Outback Steakhouse-South Korea	$56	$47	$110	$104
Other	4	26	26	53
International total	$60	$73	$136	$157
Total franchise sales (2)	$125	$215	$331	$444
_____________________
(1)In March 2019, we sold 18 Carrabba’s Italian Grill locations, which are now operated as franchises.
(2)Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted restaurant-level operating margin - The following table shows the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	JUNE 28, 2020		JUNE 30, 2019
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.4%	31.2%	31.1%	31.1%
Labor and other related	35.7%	35.7%	30.0%	30.0%
Other restaurant operating	30.9%	30.4%	24.0%	23.9%

Restaurant-level operating margin	2.1%	2.7%	15.0%	15.0%

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2020		JUNE 30, 2019
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	31.8%	31.4%	31.4%	31.4%
Labor and other related	32.7%	32.7%	29.3%	29.3%
Other restaurant operating	27.0%	27.0%	23.2%	23.2%

Restaurant-level operating margin	8.4%	8.9%	16.1%	16.1%
_________________
(1)Includes unfavorable (favorable) adjustments recorded in Other restaurant operating expense (unless otherwise noted below) for the following activities, as described in the Adjusted (loss) income from operations, Adjusted net (loss) income and Adjusted diluted (loss) earnings per share table below for the periods indicated:

	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2020	JUNE 28, 2020
Restaurant and asset impairments and closing costs	$—	$2.8
Restaurant relocations and related costs	—	(0.1)
COVID-19 related costs (1)	(3.7)	(9.9)
	$(3.7)	$(7.2)
_________________
(1)Includes $1.2 million and $7.3 million of adjustments for the thirteen and twenty-six weeks ended June 28, 2020, respectively, recorded in Cost of sales.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted (loss) income from operations, Adjusted net (loss) income and Adjusted diluted (loss) earnings per share

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 28, 2020	JUNE 30, 2019	JUNE 28, 2020	JUNE 30, 2019
(Loss) income from operations	$(111,912)	$43,460	$(153,480)	$125,954
Operating (loss) income margin	(19.3)%	4.3%	(9.7)%	5.9%
Adjustments:
COVID-19 related costs (1)	30,342	—	79,218	—
Severance and other transformational costs (2)	2,415	748	24,647	3,603
Restaurant relocations and related costs (3)	—	952	592	1,984
Legal and contingent matters	—	—	178	—
Restaurant and asset impairments and closing costs (4)	—	2,039	(2,797)	4,170
Total income from operations adjustments	$32,757	$3,739	$101,838	$9,757
Adjusted (loss) income from operations	$(79,155)	$47,199	$(51,642)	$135,711
Adjusted operating (loss) income margin	(13.7)%	4.6%	(3.3)%	6.3%

Net (loss) income attributable to common stockholders	$(92,256)	$29,021	$(130,363)	$93,321
Adjustments:
(Loss) income from operations adjustments	32,757	3,739	101,838	9,757
Amortization of debt discount (5)	1,379	—	1,379	—
Total adjustments, before income taxes	34,136	3,739	103,217	9,757
Adjustment to provision for income taxes (6)	(6,474)	(413)	(28,469)	(1,232)
Redemption of preferred stock in excess of carrying value (7)	—	—	3,496	—
Net adjustments	27,662	3,326	78,244	8,525
Adjusted net (loss) income	$(64,594)	$32,347	$(52,119)	$101,846

Diluted (loss) earnings per share attributable to common stockholders (8)	$(1.05)	$0.32	$(1.49)	$1.02
Adjusted diluted (loss) earnings per share (8)	$(0.74)	$0.36	$(0.60)	$1.11

Diluted weighted average common shares outstanding (8)	87,496	90,953	87,312	91,807
_________________
(1)Represents costs incurred in connection with the economic impact of the COVID-19 pandemic, primarily consisting of fixed asset and right-of-use asset impairments, restructuring charges, inventory obsolescence and spoilage, contingent lease liabilities and current expected credit losses. See Note 2 - COVID-19 Charges of the Notes to Consolidated Financial Statements for additional details regarding the impact of the COVID-19 pandemic on our financial results.
(2)Relates to severance and other costs incurred as a result of transformational and restructuring activities.
(3)Represents asset impairment charges and accelerated depreciation incurred in connection with our relocation program.
(4)Includes a lease termination gain of $2.8 million during the twenty-six weeks ended June 28, 2020 and asset impairment charges and related costs primarily related to approved closure and restructuring initiatives in 2019.
(5)Represents the amortization of the debt discount related to the issuance of the 2025 Notes. See Note 12 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for details.
(6)Represents income tax effect of the adjustments for the periods presented.
(7)Represents consideration paid in excess of the carrying value for the redemption of preferred stock of our Abbraccio subsidiary.
(8)Due to the net loss, the effect of dilutive securities was excluded from the calculation of diluted (loss) earnings per share for the thirteen and twenty-six weeks ended June 28, 2020.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Liquidity and Capital Resources

LIQUIDITY

Typically, cash flows generated from operating activities and availability under our revolving credit facility are our principal sources of liquidity, which we use for operating expenses, payments on our debt, remodeling or relocating older restaurants, obligations related to our deferred compensation plans and investment in technology. Substantially all of our restaurants are currently operating at reduced capacities or, in some cases, off-premises only due to the COVID-19 pandemic which has negatively impacted our operating cashflows.

In response to the COVID-19 pandemic, we have tightly managed expenses while prioritizing supporting our workforce and our off-premises business. In addition, we have taken several precautionary measures to preserve liquidity, including the following:

•we suspended our quarterly cash dividend and stock repurchases;
•we significantly reduced marketing and tightly managed other expenses;
•we substantially limited capital expenditures to facility maintenance in support of our off-premises business; and
•we engaged in constructive dialogue with our landlords regarding rent abatements and deferrals.

The above actions are in addition to the significant cost cutting measures for fiscal 2020 that we announced and implemented earlier in the year.

In addition, on March 16, 2020, in order to increase our cash position and preserve financial flexibility, we drew down substantially all remaining availability under our revolving credit facility.

In May 2020, we issued $230.0 million aggregate principal amount of 5.00% convertible senior notes due 2025. Net proceeds from the 2025 Notes were approximately $221.6 million, after deducting the initial purchaser’s discounts and commissions and our offering expenses. See “2025 Notes” below for additional details regarding the convertible senior notes.

In June 2020, we repaid $360.0 million on our revolving credit facility with cash on hand, a portion of which was proceeds from the 2025 Notes.

Cash and Cash Equivalents - As of June 28, 2020, we had $181.4 million in cash and cash equivalents, of which $26.7 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of June 28, 2020, we had aggregate accumulated foreign earnings of approximately $54.8 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional U.S. federal income tax. These amounts are no longer considered indefinitely reinvested in our foreign subsidiaries.

Closure and Restructuring Initiatives - Total aggregate future undiscounted cash expenditures of $12.1 million to $14.8 million related to lease liabilities for certain closure and restructuring initiatives are expected to occur over the remaining lease terms through January 2029.

Capital Expenditures - We estimate that our capital expenditures will total approximately $100.0 million to $110.0 million in 2020. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
arrangements. Under the Amended Credit Agreement, we are limited to $100.0 million of aggregate capital expenditures for the four fiscal quarters through March 28, 2021.

Credit Facilities - As of June 28, 2020, we had $1.3 billion of outstanding borrowings under our Senior Secured Credit Facility and 2025 Notes. Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY			TOTAL CREDIT FACILITIES
(dollars in thousands)	TERM LOAN A	REVOLVING FACILITY	2025 NOTES
Balance as of December 29, 2019	$450,000	$599,000	$—	$1,049,000
2020 new debt	—	505,000	230,000	735,000
2020 payments	(12,500)	(489,000)	—	(501,500)
Balance as of June 28, 2020	$437,500	$615,000	$230,000	$1,282,500

Weighted-average interest rate, as of June 28, 2020	2.90%	2.89%	5.00%
Principal maturity date	November 2022	November 2022	May 2025

As of June 28, 2020, we had $364.8 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $20.2 million.

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
________________
(1)Seasonally annualized Consolidated EBITDA calculated as Consolidated EBITDA for the fiscal quarter ending March 28, 2021 divided by 34.1%.
(2)Seasonally annualized Consolidated EBITDA calculated as Consolidated EBITDA for the two consecutive quarters ending June 27, 2021 divided by 58.5%.
(3)Seasonally annualized Consolidated EBITDA calculated as Consolidated EBITDA for the three consecutive quarters ending September 26, 2021 divided by 77.0%.

Under the terms of the Amended Credit Agreement, we are required to meet minimum monthly liquidity threshold of $125.0 million through March 28, 2021, calculated as the sum of available capacity under our revolving credit facility, unrestricted domestic cash on hand and up to $25.0 million of unrestricted cash held by foreign subsidiaries. We are also prohibited from making certain restricted payments, investments or acquisitions until after September 26, 2021, with an exception for investments in our foreign subsidiaries which are capped at $27.5 million. Repurchasing shares of our outstanding common stock and paying dividends are also restricted until after September 26, 2021 under the terms of the Amended Credit Agreement.

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

The Amended Credit Agreement contains term loan mandatory prepayment requirements of 50% of our annual excess cash flow (as defined in the Amended Credit Agreement) after December 27, 2020. The amount outstanding required to be prepaid may vary based on our leverage ratio and year end results. Other than the annual required minimum amortization premiums of $31.3 million, we do not anticipate any other payments will be required through June 27, 2021.

As of June 28, 2020 and December 29, 2019, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

2025 Notes - On May 8, 2020, we completed a $200.0 million principal amount private offering of 5.00% convertible senior notes due 2025 and on May 12, 2020, issued an additional $30.0 million principal amount in connection with the option granted to the initial purchasers as part of the offering. The 2025 Notes will mature on May 1, 2025, unless earlier converted, redeemed or purchased by us. The 2025 Notes bear cash interest at an annual rate of 5.00%, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020.

The initial conversion rate applicable to the 2025 Notes is 84.122 shares of common stock per $1,000 principal amount of 2025 Notes, or a total of approximately 19.348 million shares for the total $230.0 million principal amount. This initial conversion rate is equivalent to an initial conversion price of approximately $11.89 per share. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. We expect to settle the principal amount of our outstanding convertible senior notes in cash and any excess in shares.

Net proceeds from this offering were approximately $221.6 million, after deducting the initial purchaser’s discounts and commissions and our offering expenses.

Convertible Note Hedge and Warrant Transactions - In connection with the offering of the 2025 Notes, we entered into Convertible Note Hedge Transactions with the Hedge Counterparties. Concurrently with our entry into the Convertible Note Hedge Transactions, we also entered into separate Warrant Transactions with the Hedge Counterparties collectively relating to the same number of shares of our common stock.

The portion of the net proceeds from our offering of the 2025 Notes that was used to pay the premium on the Convertible Note Hedge Transactions (calculated after taking into account our proceeds from the Warrant Transactions) was approximately $19.6 million.

See Note 12 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for additional details regarding the convertible senior notes and related hedge and warrant transactions.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2020	JUNE 30, 2019
Net cash (used in) provided by operating activities	$(3,313)	$132,443
Net cash used in investing activities	(48,001)	(73,854)
Net cash provided by (used in) financing activities	169,655	(63,415)
Effect of exchange rate changes on cash and cash equivalents	(2,955)	(157)
Net increase (decrease) in cash, cash equivalents and restricted cash	$115,386	$(4,983)

Operating activities - Net cash (used in) provided by operating activities decreased during the twenty-six weeks ended June 28, 2020, as compared to the twenty-six weeks ended June 30, 2019 primarily due to a decrease in net restaurant sales and relief payments made to employees, net of employee retention tax credits as a result of the COVID-19 pandemic. These decreases were partially offset by: (i) decreased variable operating costs as a result of lower net restaurant sales, (ii) decreased rent payments, (iii) the timing of collections of receivables, (iv) deferral of payroll tax payments as a result of the CARES Act, (v) lower inventory purchases and (vi) lower income tax and interest payments.

Investing activities - Net cash used in investing activities during the twenty-six weeks ended June 28, 2020 primarily consisted of capital expenditures, partially offset by withdrawals from company-owned life insurance policies.

Net cash used in investing activities during the twenty-six weeks ended June 30, 2019 primarily consisted of capital expenditures, partially offset by proceeds from sale-leaseback transactions.

Financing activities - Net cash provided by financing activities during the twenty-six weeks ended June 28, 2020 primarily consisted of proceeds from issuance of convertible senior notes and related warrants transactions and drawdowns on our revolving credit facility, net of repayments, partially offset by: (i) premium payments for Convertible Note Hedge Transactions, (ii) payment of cash dividends on our common stock, (iii) the repayment of long-term debt, (iv) issuance costs and financing fees in connection with our 2025 Notes and Amended Credit Agreement and (v) partner equity plan payments.

Net cash used in financing activities during the twenty-six weeks ended June 30, 2019 primarily consisted of: (i) the repurchase of common stock, (ii) payment of cash dividends on our common stock, (iii) the repayment of long-term debt and (iv) partner equity plan payments. Net cash used in financing activities was partially offset by drawdowns on our revolving credit facility, net of repayments.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	JUNE 28, 2020	DECEMBER 29, 2019
Current assets	$327,583	$340,468
Current liabilities	810,838	962,021
Working capital (deficit)	$(483,255)	$(621,553)

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The change in net working capital (deficit) during the twenty-six weeks ended June 28, 2020 is primarily due to: (i) cash proceeds from the issuance of the 2025 Notes, (ii) a decrease in Accounts payable due to lower vendor activity and capital expenditures in connection with COVID-19 and (iii) a decrease in Unearned revenue related to the seasonal fluctuation of the sale and redemption of gift cards. Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $293.6 million and $369.3 million as of June 28, 2020 and December 29, 2019, respectively, and (ii) current operating lease liabilities of $177.2 million and $171.9 million as of June 28, 2020 and December 29, 2019, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales are typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $35.5 million and $49.0 million as of June 28, 2020 and December 29, 2019, respectively. We invest in various corporate-owned life insurance policies (“COLI assets”), which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The unfunded obligation for managing and chef partners’ deferred compensation was $0.1 million as of June 28, 2020.

We use capital to fund the deferred compensation plans and currently expect cash funding of $9.0 million to $11.0 million for 2020. We will also fund a portion of our 2020 obligation with $9.1 million expected to be withdrawn from our COLI assets in 2020. Through June 28, 2020 we have withdrawn $5.4 million of COLI assets to fund deferred compensation plan obligations. Actual funding of the deferred compensation obligations and future funding requirements may vary significantly depending on the actual performance compared to targets, timing of deferred payments of partner contracts, forfeiture rates, number of partner participants, growth of partner investments and our funding strategy.

Other Compensation Programs - Certain U.S. partners participate in a non-qualified long-term compensation program that we fund as the obligation for each participant becomes due.

DIVIDENDS AND SHARE REPURCHASES

We did not pay dividends or repurchase any shares of our outstanding common stock during the thirteen weeks ended June 28, 2020. The terms of our Amended Credit Agreement contain certain restrictions on cash dividends and share repurchases until after September 26, 2021 and we are compliant with our financial covenants.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Following is a summary of our dividends and share repurchases from fiscal year 2015 through June 28, 2020:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES (1)	TOTAL
Fiscal year 2015	$29,332	$169,999	$199,331
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2018	33,312	113,967	147,279
Fiscal year 2019	35,734	106,992	142,726
First fiscal quarter 2020	17,480	—	17,480
Total	$178,225	$973,581	$1,151,806
________________
(1)Excludes share repurchases for the settlement of taxes related to equity awards of $180, $447, and $770 for fiscal years 2017, 2016 and 2015, respectively.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the twenty-six weeks ended June 28, 2020 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposure to foreign currency exchange risk is primarily related to fluctuations in the Brazilian Real relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than Brazil. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. For the twenty-six weeks ended June 28, 2020, a 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net (loss) income for our consolidated foreign entities by $16.8 million and $1.1 million, respectively. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended June 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, and could continue to materially and adversely affect our business, revenues, financial condition and results of operations for an extended period of time.

COVID-19 was first detected in Wuhan, China in late 2019, and in March 2020, the World Health Organization declared COVID-19 a global pandemic. Governmental authorities around the world have since implemented measures to reduce the spread of COVID-19, and COVID-19 and related preventative and protective measures have impacted, and are expected to continue to impact, our business globally, including through restaurant closures, reductions in operating hours, capacity restrictions and decreased restaurant traffic. In the United States and in foreign countries in which we operate, individuals are encouraged to practice social distancing, and numerous jurisdictions have imposed on a temporary or on-going basis, and others in the future may impose or reinstate, restrictions from gathering in groups, restriction from non-essential movements outside of ones’ home, shelter-in-place orders, quarantines, executive orders and similar governmental orders and restrictions for residents to control the spread of COVID-19. While certain of these restrictions have been lifted or reduced in the past few months, the recent resurgence of cases has caused governments to slow or roll back their re-opening plans, and this trend may continue. These preventative and protective measures, which vary significantly across the jurisdictions where our restaurants are located. create a rapidly changing and complicated system for ensuring compliance and predicting our revenues and cost structure.

In response to the COVID-19 pandemic and these changing conditions, we have modified work hours for our team members, identified and implemented cost savings measures throughout our operations, shifted the majority of our corporate employees to remote working and temporarily limited our services in the U.S. to carry-out and delivery only beginning in March 2020. In early May 2020, we began to reopen our restaurant dining rooms with limited seating capacity in compliance with state and local regulations and, as of June 28, 2020, we had reopened substantially all of our restaurant dining rooms with limited seating capacity. The temporary closure of our dining rooms and the limitations on seating capacity in our reopened dining rooms has resulted in significantly reduced traffic in our restaurants.

In the normal course of business, the majority of our sales are generated through on-premises dining in our restaurants, and the COVID-19 pandemic has affected and will continue to adversely affect our guest traffic, sales and operating costs. Even with substantially all of our restaurant dining rooms open for on-premises dining, however there can be no assurances that on-premises sales will return to prior levels given capacity restrictions, continued uncertainties surrounding the economic and public health impact of the COVID-19 pandemic, or that any of the restaurants we have reopened, or any additional restaurants we may reopen in the future, will not be subject to additional closures or limitations on our capacity or the services we may provide. We are unable to accurately predict with certainty the ultimate impact that COVID-19 will have on our operations going forward due to uncertainties including the currently unknowable duration of the COVID-19 pandemic and impact of further

BLOOMIN’ BRANDS, INC.

governmental regulations that might be imposed or reinstated in response to the pandemic. The longer our restaurants remain closed to the public or under restrictions for on-premises dining, however, the greater impact we expect it will have on our financial results. In addition, if we revert to solely or primarily off-premises sales, there can be no assurance that our off-premises sales will grow or remain at levels experienced while our dining rooms were previously closed.

The COVID-19 outbreak has also adversely affected our ability to open new restaurants and remodel and relocate existing restaurants. Due to the uncertainty in the economy and to preserve liquidity, we have paused activities with respect to new locations, remodels and relocations, and limited capital spending to maintenance necessary to support our off-premises business. In addition, we have closed certain restaurants where conditions were unlikely to support profitable operations for the foreseeable future. These changes may materially adversely affect our ability to grow our business, particularly if these pauses are in place for a significant amount of time or further closures are appropriate.
In order to increase our cash position and preserve financial flexibility, we have made significant draws under our revolving credit facility and issued $230.0 million of convertible senior notes. Our resulting aggregate debt levels have significantly increased from levels prior to COVID-19. Given the uncertainty of the severity, extent and duration of the COVID-19 pandemic and its impacts on our business and results of operations, the general risks associated with increased debt levels are exacerbated. In addition, although we entered into an Amended Credit Agreement and obtained covenant relief, there can be no assurance we can continue to comply with the revised covenants during the relief period or thereafter when they revert to prior levels if the COVID-19 pandemic lasts longer than expected or our business does not quickly recover afterward.
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

Our restaurant operations could be further disrupted if any of our employees are diagnosed with COVID-19, since this could require further restaurant closures and some or all of a restaurant’s employees to self-quarantine. If the employees of any of our third-party delivery service providers are diagnosed with COVID-19, or if the operations of these service providers are otherwise significantly impaired, our off-premises sales would also be adversely impacted. Our supply chain could similarly be adversely impacted. If our customers become ill, a significant percentage of our or our suppliers’ or distributors’ workforce is unable to work, or if there are similar disruptions in the supply chain generally for certain products, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face disruptions to restaurant operations, cost increases and shortages of food or other supplies, or reputational harm or negative publicity directed at our brands that causes customers to avoid our restaurants, potentially materially adversely affecting our operations and sales. This is particularly true given our reliance on a small number of suppliers and distributors for the beef we serve in our U.S. and Brazil restaurants. In 2019, we purchased approximately 95% of our U.S. beef raw materials from four beef suppliers that represent more than 80% of the total beef marketplace in the U.S., and approximately 90% of our Brazil beef raw materials from two beef suppliers that represent approximately 45% of the total Brazil beef marketplace. We also primarily use one supplier in the U.S. and Brazil, respectively, to process beef raw materials

BLOOMIN’ BRANDS, INC.

to our specifications and we use one distribution company to provide distribution services in the U.S and Brazil, respectively. Consequently, our operations could be adversely affected if any of these suppliers or distributors were unable to fulfill their responsibilities and we were unable to locate substitutes in a timely manner. Although we have not experienced material adverse impacts to date, additional or prolonged closures of meat processing facilities that have occurred due to the effects of COVID-19 could adversely impact our supply chain and the products that we offer.

In addition to decisions we have made and may make in the future relating to the compensation and benefits of our employees, additional government regulations or legislation as a result of COVID-19 could also have an adverse effect on our business. We cannot predict the types of government regulations or legislation that may be passed relating to employee compensation or benefits as a result of the COVID-19 pandemic. In order to support our off-premises business and ensure we would be prepared to re-open our restaurants to on-premises dining when permitted, we retained our restaurant management across all of our brands. We have taken and continue to evaluate compensation and benefit actions to support our restaurant team members during the COVID-19 business interruption, including relief pay to hourly employees and continued payments to employees who have been quarantined or who had a personal illness related to COVID-19. Those actions may be insufficient to compensate our team members for the entire duration of any business interruption resulting from COVID-19, and our team members might seek and find other employment during that interruption, which could adversely affect our ability to properly staff and reopen our restaurants with experienced team members when the business interruptions caused by COVID-19 abate or end.

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

In addition, we have and could continue to experience other material impacts as a result of COVID-19, including, but not limited to, impairment charges. We cannot accurately predict the amount and timing of any further impairment of assets. A significant amount of judgment is involved in determining if an indication of impairment exists and the COVID-19 pandemic has made developing forecasts for, and the accounting of, valuation of goodwill and certain other assets slower and more difficult. Should the value of goodwill or other intangible or long-lived assets become further impaired, there could be an adverse effect on our financial condition and consolidated results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Risk Factors” under Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under Item 7 of our Annual Report on Form 10-K that we filed with the SEC on February 26, 2020, including without limitation risks relating to competition in the restaurant industry, consumer preferences and perceptions, our level of indebtedness, availability of adequate capital, our ability to execute business plans related to remodeling, relocation and expansions, our lease obligations, our franchisees, disruptions to our supply chain and third-party delivery service providers, foreign currency exchange rates, regulatory restrictions and compliance, government proceedings or litigation arising out of claims from our customers, employees, business partners and stockholders, vulnerability of our data systems and volatility in the price of our common stock.

BLOOMIN’ BRANDS, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the 2025 Notes, as discussed above and in our Current Report on Form 8-K filed on May 11, 2020, there were no sales of equity securities during the second quarter of 2020 that were not registered under the Securities Act of 1933.

We did not repurchase any shares of our outstanding common stock during the thirteen weeks ended June 28, 2020.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

4.1	Indenture, dated as of May 8, 2020, between Bloomin’ Brands, Inc. and Wells Fargo Bank, National Association	May 11, 2020 Form 8-K, Exhibit 4.1

4.2	Form of 5.00% Convertible Senior Notes due 2025	May 11, 2020 Form 8-K, Included as Exhibit A to Exhibit 4.1

10.1*	Amendment to Officer Employment Agreement, dated as of April 6, 2020, between Bloomin’ Brands, Inc. and David J. Deno	March 29, 2020 Form 10-Q, Exhibit 10.4

10.2	Agreement dated April 8, 2020, between Bloomin’ Brands, Inc. and JANA Partners, LLC.	April 9, 2020 Form 8-K, Exhibit 10.1

10.3
First Amendment to Amended and Restated Credit Agreement, dated as of May 4, 2020, among Bloomin’ Brands, Inc., OSI Restaurant Partners, LLC, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent
May 5, 2020 Form 8-K, Exhibit 10.1

10.4	Form of Convertible Note Hedge Transactions confirmation	May 11, 2020 Form 8-K, Exhibit 10.1

10.5	Form of Warrant Transactions confirmation	May 11, 2020 Form 8-K, Exhibit 10.2

10.6	Consulting Agreement effective June 1, 2020, by and between Bloomin’ Brands, Inc. and Joseph J. Kadow	March 29, 2020 Form 10-Q, Exhibit 10.6

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date:	July 31, 2020	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Christopher Meyer
Christopher Meyer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]