Form 10-Q
period 2020-09-27
Bloomin' Brands, Inc.
filed 2020-10-30
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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

As of October 27, 2020, 87,574,515 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 27, 2020
(Unaudited)

	PART I — FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Financial Statements:

	Consolidated Balance Sheets — September 27, 2020 and December 29, 2019	3

	Consolidated Statements of Operations and Comprehensive (Loss) Income — For the Thirteen and Thirty-Nine Weeks Ended September 27, 2020 and September 29, 2019	4

	Consolidated Statements of Changes in Stockholders’ Equity — For the Thirteen and Thirty-Nine Weeks Ended September 27, 2020 and September 29, 2019	5

	Condensed Consolidated Statements of Cash Flows — For the Thirty-Nine Weeks Ended September 27, 2020 and September 29, 2019	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	57

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 6.	Exhibits	61

	Signature	62

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 27, 2020	DECEMBER 29, 2019
ASSETS
Current assets
Cash and cash equivalents	$160,032	$67,145
Restricted cash and cash equivalents	2,482	—
Inventories	58,844	86,861
Other current assets, net	76,837	186,462
Total current assets	298,195	340,468
Property, fixtures and equipment, net	900,883	1,036,077
Operating lease right-of-use assets	1,192,035	1,266,548
Goodwill	269,738	288,439
Intangible assets, net	461,041	470,615
Deferred income tax assets, net	146,707	73,426
Other assets, net	98,999	117,110
Total assets	$3,367,598	$3,592,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$116,323	$174,877
Accrued and other current liabilities	406,926	391,451
Unearned revenue	280,124	369,282
Current portion of long-term debt	35,600	26,411
Total current liabilities	838,973	962,021
Non-current operating lease liabilities	1,230,008	1,279,051
Deferred income tax liabilities, net	—	13,777
Long-term debt, net	1,112,290	1,022,293
Other long-term liabilities, net	173,772	138,060
Total liabilities	3,355,043	3,415,202
Commitments and contingencies (Note 20)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of September 27, 2020 and December 29, 2019	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 87,572,904 and 86,945,869 shares issued and outstanding as of September 27, 2020 and December 29, 2019, respectively	875	869
Additional paid-in capital	1,126,146	1,094,338
Accumulated deficit	(903,885)	(755,089)
Accumulated other comprehensive loss	(218,002)	(169,776)
Total Bloomin’ Brands stockholders’ equity	5,134	170,342
Noncontrolling interests	7,421	7,139
Total stockholders’ equity	12,555	177,481
Total liabilities and stockholders’ equity	$3,367,598	$3,592,683

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Revenues
Restaurant sales	$766,487	$951,816	$2,338,985	$3,069,145
Franchise and other revenues	4,773	15,328	19,071	48,060
Total revenues	771,260	967,144	2,358,056	3,117,205
Costs and expenses
Food and beverage costs	230,547	300,375	730,998	965,165
Labor and other related	246,861	288,552	761,667	908,780
Other restaurant operating	207,301	240,372	631,702	732,121
Depreciation and amortization	43,417	47,926	137,469	147,196
General and administrative	57,443	66,570	197,732	209,114
Provision for impaired assets and restaurant closings	(54)	1,391	66,223	6,917
Total costs and expenses	785,515	945,186	2,525,791	2,969,293
(Loss) income from operations	(14,255)	21,958	(167,735)	147,912
Loss on modification of debt	—	—	(237)	—
Other income (expense), net	1	11	(211)	(145)
Interest expense, net	(18,300)	(13,256)	(46,647)	(36,885)
(Loss) income before (benefit) provision for income taxes	(32,554)	8,713	(214,830)	110,882
(Benefit) provision for income taxes	(14,776)	(660)	(70,210)	6,051
Net (loss) income	(17,778)	9,373	(144,620)	104,831
Less: net (loss) income attributable to noncontrolling interests	(141)	125	(116)	2,262
Net (loss) income attributable to Bloomin’ Brands	(17,637)	9,248	(144,504)	102,569
Redemption of preferred stock in excess of carrying value	—	—	(3,496)	—
Net (loss) income attributable to common stockholders	$(17,637)	$9,248	$(148,000)	$102,569

Net (loss) income	$(17,778)	$9,373	$(144,620)	$104,831
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,095)	(10,133)	(41,202)	(12,854)
Unrealized gain (loss) on derivatives, net of tax	261	(2,036)	(14,631)	(13,656)
Reclassification of adjustment for loss on derivatives included in Net (loss) income, net of tax	2,962	812	6,943	578
Comprehensive (loss) income	(18,650)	(1,984)	(193,510)	78,899
Less: comprehensive (loss) income attributable to noncontrolling interests	(141)	297	(780)	2,450
Comprehensive (loss) income attributable to Bloomin’ Brands	$(18,509)	$(2,281)	$(192,730)	$76,449

(Loss) earnings per share attributable to common stockholders:
Basic	$(0.20)	$0.11	$(1.69)	$1.15
Diluted	$(0.20)	$0.11	$(1.69)	$1.14
Weighted average common shares outstanding:
Basic	87,558	86,843	87,394	89,484
Diluted	87,558	87,305	87,394	90,306

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, June 28, 2020	87,534	$875	$1,123,613	$(886,248)	$(217,130)	$8,088	$29,198
Net loss	—	—	—	(17,637)	—	(141)	(17,778)
Other comprehensive loss, net of tax	—	—	—	—	(872)	—	(872)
Stock-based compensation	—	—	2,712	—	—	—	2,712
Common stock issued under stock plans (1)	39	—	(179)	—	—	—	(179)
Distributions to noncontrolling interests	—	—	—	—	—	(745)	(745)
Contributions from noncontrolling interests	—	—	—	—	—	219	219
Balance, September 27, 2020	87,573	$875	$1,126,146	$(903,885)	$(218,002)	$7,421	$12,555

Balance, December 29, 2019	86,946	$869	$1,094,338	$(755,089)	$(169,776)	$7,139	$177,481
Cumulative-effect from a change in accounting principle, net of tax	—	—	—	(4,292)	—	—	(4,292)
Net loss	—	—	—	(144,504)	—	(116)	(144,620)
Other comprehensive loss, net of tax	—	—	—	—	(48,743)	(147)	(48,890)
Cash dividends declared, $0.20 per common share	—	—	(17,480)	—	—	—	(17,480)
Stock-based compensation	—	—	11,072	—	—	—	11,072
Consideration for preferred stock in excess of carrying value, net of tax	—	—	(3,496)	—	517	1,261	(1,718)
Common stock issued under stock plans (1)	627	6	(3,047)	—	—	—	(3,041)
Purchase of noncontrolling interests	—	—	(58)	—	—	1	(57)
Distributions to noncontrolling interests	—	—	—	—	—	(1,083)	(1,083)
Contributions from noncontrolling interests	—	—	—	—	—	366	366
Equity component value of convertible note issuance, net of tax of $650	—	—	64,367	—	—	—	64,367
Sale of common stock warrant	—	—	46,690	—	—	—	46,690
Purchase of convertible note hedge	—	—	(66,240)	—	—	—	(66,240)
Balance, September 27, 2020	87,573	$875	$1,126,146	$(903,885)	$(218,002)	$7,421	$12,555

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, June 30, 2019	86,827	$868	$1,099,598	$(792,341)	$(157,346)	$7,814	$158,593
Net income	—	—	—	9,248	—	125	9,373
Other comprehensive (loss) income, net of tax	—	—	—	—	(11,529)	172	(11,357)
Cash dividends declared, $0.10 per common share	—	—	(8,674)	—	—	—	(8,674)
Stock-based compensation	—	—	4,613	—	—	—	4,613
Common stock issued under stock plans (1)	29	1	(155)	—	—	—	(154)
Distributions to noncontrolling interests	—	—	—	—	—	(1,221)	(1,221)
Contributions from noncontrolling interests	—	—	—	—	—	401	401
Balance, September 29, 2019	86,856	$869	$1,095,382	$(783,093)	$(168,875)	$7,291	$151,574

Balance, December 30, 2018	91,272	$913	$1,107,582	$(920,010)	$(142,755)	$9,087	$54,817
Cumulative-effect from a change in accounting principle, net of tax	—	—	—	141,285	—	—	141,285
Net income	—	—	—	102,569	—	2,262	104,831
Other comprehensive (loss) income, net of tax	—	—	—	—	(26,154)	222	(25,932)
Cash dividends declared, $0.30 per common share	—	—	(27,041)	—	—	—	(27,041)
Repurchase and retirement of common stock	(5,469)	(55)	—	(106,937)	—	—	(106,992)
Stock-based compensation	—		13,743	—	—	—	13,743
Common stock issued under stock plans (1)	1,053	11	1,255	—	—	—	1,266
Purchase of noncontrolling interests	—	—	(157)	—	34	82	(41)
Distributions to noncontrolling interests	—	—	—	—	—	(5,228)	(5,228)
Contributions from noncontrolling interests	—	—	—	—	—	866	866
Balance, September 29, 2019	86,856	$869	$1,095,382	$(783,093)	$(168,875)	$7,291	$151,574
________________
(1)Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019

Cash flows provided by operating activities:
Net (loss) income	$(144,620)	$104,831
Adjustments to reconcile Net (loss) income to cash provided by operating activities:
Depreciation and amortization	137,469	147,196
Amortization of debt discounts and issuance costs	6,504	1,891
Amortization of deferred gift card sales commissions	15,553	18,927
Provision for impaired assets and restaurant closings	66,223	6,917
Non-cash operating lease costs	55,401	54,815
Provision for expected credit losses and contingent lease liabilities	7,420	—
Inventory obsolescence and spoilage	6,835	—
Stock-based and other non-cash compensation expense	11,072	18,752
Deferred income tax benefit	(80,201)	(1,982)
Loss on sale of a business or subsidiary	—	206
Loss on modification of debt	237	—
Loss (gain) on disposal of property, fixtures and equipment	1,055	(3,217)
Other, net	(2,460)	(6,818)
Change in assets and liabilities	(25,517)	(160,592)
Net cash provided by operating activities	54,971	180,926
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	2,088	16,418
Proceeds from sale-leaseback transactions, net	—	3,052
Capital expenditures	(66,956)	(117,478)
Other investments, net	8,706	4,298
Net cash used in investing activities	$(56,162)	$(93,710)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019

Cash flows provided by (used in) financing activities:
Repayments of long-term debt and finance lease obligations	$(19,798)	$(20,646)
Proceeds from borrowings on revolving credit facilities, net	505,000	533,300
Repayments of borrowings on revolving credit facilities	(549,000)	(469,000)
Financing fees	(3,096)	—
Proceeds from issuance of convertible senior notes	230,000	—
Proceeds from issuance of warrants	46,690	—
Purchase of convertible note hedge	(66,240)	—
Issuance costs related to convertible senior notes	(8,416)	—
(Payments of taxes) proceeds from share-based compensation, net	(3,041)	1,266
Distributions to noncontrolling interests	(1,083)	(5,228)
Contributions from noncontrolling interests	366	866
Purchase of limited partnership and noncontrolling interests	(57)	(41)
Payments for partner equity plan	(12,517)	(12,928)
Repurchase of common stock	—	(106,992)
Cash dividends paid on common stock	(17,480)	(27,041)
Redemption of subsidiary preferred stock	(1,475)	—
Net cash provided by (used in) financing activities	99,853	(106,444)
Effect of exchange rate changes on cash and cash equivalents	(3,293)	(1,187)
Net increase (decrease) in cash, cash equivalents and restricted cash	95,369	(20,415)
Cash, cash equivalents and restricted cash as of the beginning of the period	67,145	71,823
Cash, cash equivalents and restricted cash as of the end of the period	$162,514	$51,408
Supplemental disclosures of cash flow information:
Cash paid for interest	$35,425	$35,855
Cash paid for income taxes, net of refunds	4,198	20,025
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$12,971	$43,101
Leased assets obtained in exchange for new finance lease liabilities	1,263	200
(Decrease) increase in liabilities from the acquisition of property, fixtures and equipment	(7,174)	2,655

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

Risks and Uncertainties - In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. In response to COVID-19, the Company temporarily closed all restaurant dining rooms in the U.S. as of March 20, 2020 and shifted operations to provide only take-out and delivery service, resulting in significantly reduced traffic in its restaurants. In early May 2020, the Company began to reopen its restaurant dining rooms with limited seating capacity in compliance with state and local regulations. As of September 27, 2020, the Company’s restaurant dining rooms have reopened but many are still subject to seating capacity restrictions. The temporary closure of the Company’s dining rooms and the limitations on seating capacity in its reopened dining rooms have resulted in significantly reduced traffic in the Company’s restaurants. The negative effect of COVID-19 on the Company’s business was significant during the thirteen and thirty-nine weeks ended September 27, 2020. See Note 2 - COVID-19 Charges for details regarding certain charges resulting from the COVID-19 pandemic.

The duration of the COVID-19 pandemic and its long-term impact on the Company’s business are uncertain at this time. Given the daily evolution of the pandemic and the global responses to curb its spread, the Company may be unable to accurately estimate the effects of the pandemic on its results of operations, financial condition, or liquidity for the foreseeable future.

Recently Adopted Financial Accounting Standards - On December 30, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU No. 2016-13”), which requires measurement and recognition of losses for financial instruments under the current expected credit loss model versus incurred losses under previous guidance. The Company’s adoption of ASU No. 2016-13 and its related amendments (“the new credit loss standard”) resulted in a cumulative-effect debit adjustment to the beginning balance of Accumulated deficit of $4.3 million, including $4.8 million of contingent lease liabilities related to lease guarantees and $1.0 million of incremental reserve for credit losses, net of a $1.5 million increase in deferred tax assets. Measurement processes and related controls have been implemented by the Company to ensure compliance with the new credit loss standard. See Note 18 - Allowance for Expected Credit Losses for additional details regarding the Company’s allowance for expected credit losses.

On December 30, 2019, the Company adopted ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (“ASU No. 2018-15”), which clarifies the accounting for implementation

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
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

Recently Issued Financial Accounting Standards Not Yet Adopted - In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” (“ASU No. 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, ASU No. 2020-06 removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, after adopting ASU No. 2020-06, the Company will no longer separately present the embedded conversion feature of its convertible debt within stockholders’ equity. ASU No. 2020-06 is effective for the Company in the first quarter of 2022, with early adoption permitted and may be adopted using either a full or modified retrospective approach. Upon adoption interest expense is expected to decrease due to the elimination of debt discount amortization. The Company is currently evaluating the full effect adopting ASU No. 2020-06 will have on its consolidated financial statements, including the timing and adoption approach.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
2.    COVID-19 Charges

Following is a summary of the charges recorded in connection with the COVID-19 pandemic for the period indicated (dollars in thousands):

CHARGES	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	THIRTY-NINE WEEKS ENDED
		SEPTEMBER 27, 2020
Inventory obsolescence and spoilage	Food and beverage costs	$6,748
Compensation for idle employees (1)	Labor and other related	28,243
Other operating charges	Other restaurant operating	2,467
Lease guarantee contingent liabilities (2)	General and administrative	4,188
Allowance for expected credit losses (3)	General and administrative	3,334
Other charges	General and administrative	2,624
Right-of-use asset impairment (4)	Provision for impaired assets and restaurant closings	25,740
Fixed asset impairment (4)	Provision for impaired assets and restaurant closings	31,727
Goodwill and other impairment (5)	Provision for impaired assets and restaurant closings	3,096
		$108,167
________________
(1)Represents relief pay for hourly employees impacted by the closure of dining rooms, net of $14.4 million of employee retention tax credits earned.
(2)Represents additional contingent liabilities recorded for lease guarantees related to certain former restaurant locations now operated by franchisees or other third parties.
(3)Includes additional reserves based on the Company’s increase in expected credit losses, primarily related to franchise receivables.
(4)Includes impairments resulting from the remeasurement of assets utilizing projected future cash flows revised for current economic conditions, restructuring charges and the closure of certain restaurants. See Note 4 - Impairments, Exit Costs and Disposals for details regarding COVID-19 Restructuring costs.
(5)Includes impairment of goodwill for the Company’s Hong Kong subsidiary. See Note 9 - Goodwill and Intangible Assets, Net for details regarding impairment of goodwill.

3.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Revenues
Restaurant sales	$766,487	$951,816	$2,338,985	$3,069,145
Franchise and other revenues
Franchise revenue	$4,216	$12,426	$15,716	$38,980
Other revenue	557	2,902	3,355	9,080
Total Franchise and other revenues	$4,773	$15,328	$19,071	$48,060
Total revenues	$771,260	$967,144	$2,358,056	$3,117,205

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following tables include the disaggregation of Restaurant sales and Franchise revenue, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 27, 2020		SEPTEMBER 29, 2019
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse	$443,286	$1,422	$499,903	$9,143
Carrabba’s Italian Grill	124,019	359	137,912	592
Bonefish Grill	100,410	44	132,267	186
Fleming’s Prime Steakhouse & Wine Bar	49,846	—	64,542	—
Other	1,845	—	1,129	—
U.S. total	$719,406	$1,825	$835,753	$9,921
International
Outback Steakhouse Brazil	$32,485	$—	$94,430	$—
Other (1)	14,596	2,391	21,633	2,505
International total	$47,081	$2,391	$116,063	$2,505
Total	$766,487	$4,216	$951,816	$12,426
________________
(1)Includes Restaurant sales for the Company’s Abbraccio concept in Brazil.

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2020		SEPTEMBER 29, 2019
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse	$1,320,524	$8,099	$1,613,723	$29,330
Carrabba’s Italian Grill	364,632	827	461,387	1,389
Bonefish Grill	299,226	184	436,766	596
Fleming’s Prime Steakhouse & Wine Bar	151,962	—	221,965	—
Other	4,718	—	3,341	—
U.S. total	$2,141,062	$9,110	$2,737,182	$31,315
International
Outback Steakhouse Brazil	$148,078	$—	$267,980	$—
Other (1)	49,845	6,606	63,983	7,665
International total	$197,923	$6,606	$331,963	$7,665
Total	$2,338,985	$15,716	$3,069,145	$38,980
________________
(1)Includes Restaurant sales for the Company’s Abbraccio concept in Brazil.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	SEPTEMBER 27, 2020	DECEMBER 29, 2019
Other current assets, net
Deferred gift card sales commissions	$12,585	$18,554

Unearned revenue
Deferred gift card revenue	$269,941	$358,757
Deferred loyalty revenue	9,711	10,034
Deferred franchise fees - current	472	491
Total Unearned revenue	$280,124	$369,282

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,301	$4,599

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Balance, beginning of period	$13,624	$10,488	$18,554	$16,431
Deferred gift card sales commissions amortization	(3,961)	(4,838)	(15,553)	(18,927)
Deferred gift card sales commissions capitalization	3,068	3,886	10,534	13,118
Other	(146)	(425)	(950)	(1,511)
Balance, end of period	$12,585	$9,111	$12,585	$9,111

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Balance, beginning of period	$279,973	$227,372	$358,757	$333,794
Gift card sales	42,531	52,059	142,619	183,189
Gift card redemptions	(49,964)	(68,880)	(220,549)	(295,281)
Gift card breakage	(2,599)	(3,492)	(10,886)	(14,643)
Balance, end of period	$269,941	$207,059	$269,941	$207,059

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
4.    Impairments, Exit Costs and Disposals

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Impairment losses
U.S. (1)	$332	$1,548	$55,045	$5,177
International (1) (2)	—	—	3,468	1,785
Corporate (3)	32	—	6,193	—
Total impairment losses	$364	$1,548	$64,706	$6,962
Restaurant closure (benefits) expenses
U.S. (1)	$(418)	$(196)	$1,344	$(101)
International (1)	—	39	173	56
Total restaurant closure (benefits) expenses	$(418)	$(157)	$1,517	$(45)
Provision for impaired assets and restaurant closings	$(54)	$1,391	$66,223	$6,917
________________
(1)U.S. and international impairment and closure charges for the thirteen and thirty-nine weeks ended September 27, 2020 primarily relate to the COVID-19 pandemic (including charges related to the COVID-19 Restructuring discussed below). See Note 2 - COVID-19 Charges for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.
(2)Includes goodwill impairment charges of $2.0 million during the thirty-nine weeks ended September 27, 2020. See Note 9 - Goodwill and Intangible Assets, Net for details regarding impairment of goodwill.
(3)Corporate impairment charges primarily relate to transformational initiatives.

COVID-19 Restructuring - During the thirty-nine weeks ended September 27, 2020, the Company recognized pre-tax asset impairments and closure costs in connection with the closure of 22 restaurants and from the update of certain cash flow assumptions, including lease renewal considerations (the “COVID-19 Restructuring”). Following is a summary of the COVID-19 Restructuring charges recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the period indicated (dollars in thousands):

	LOCATION OF CHARGE IN THE CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME	THIRTY-NINE WEEKS ENDED
DESCRIPTION		SEPTEMBER 27, 2020
Property, fixtures and equipment impairments	Provision for impaired assets and restaurant closings	$16,932
Lease right-of-use asset impairments and closing costs	Provision for impaired assets and restaurant closings	4,008
Severance and other expenses	General and administrative	1,021
		$21,961

Impairment and closure charges during the thirteen and thirty-nine weeks ended September 29, 2019 resulted primarily from locations identified for remodel, relocation or closure and certain other assets.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accrued Facility Closure and Other Costs Rollforward - The following table summarizes the Company’s accrual activity related to certain closure and restructuring initiatives, for the period indicated:

THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020
Balance, beginning of the period	$14,542
Additions	2,103
Cash payments	(3,327)
Accretion	862
Adjustments	346
Balance, end of the period (1)	$14,526
________________
(1)As of September 27, 2020, the Company had exit-related accruals related to certain closure and restructuring initiatives of $4.4 million recorded in Accrued and other current liabilities and $10.1 million recorded in Non-current operating lease liabilities on its Consolidated Balance Sheet.

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

Surplus Property Disposals - During the thirteen weeks ended September 29, 2019, the Company completed the sale of five of its U.S. surplus properties for cash proceeds of $12.7 million, net of certain purchase price adjustments. The transaction resulted in a net gain of $3.6 million, recorded within Other restaurant operating expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
5.    (Loss) Earnings Per Share

The following table presents the computation of basic and diluted (loss) earnings per share attributable to common stockholders for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Net (loss) income attributable to Bloomin’ Brands	$(17,637)	$9,248	$(144,504)	$102,569
Redemption of preferred stock in excess of carrying value (1)	—	—	(3,496)	—
Net (loss) income attributable to common stockholders	$(17,637)	$9,248	$(148,000)	$102,569

Basic weighted average common shares outstanding	87,558	86,843	87,394	89,484

Effect of diluted securities:
Stock options	—	272	—	541
Nonvested restricted stock units	—	190	—	249
Nonvested performance-based share units	—	—	—	32
Diluted weighted average common shares outstanding	87,558	87,305	87,394	90,306

Basic (loss) earnings per share attributable to common stockholders	$(0.20)	$0.11	$(1.69)	$1.15
Diluted (loss) earnings per share attributable to common stockholders	$(0.20)	$0.11	$(1.69)	$1.14
________________
(1)Consideration paid in excess of carrying value for the redemption of preferred stock is considered a deemed dividend and, for purposes of calculating earnings per share, reduces net income attributable to common stockholders for the thirty-nine weeks ended September 27, 2020. See Note 14 - Stockholders’ Equity for additional details.

Weighted-average securities outstanding not included in the computation of net (loss) earnings per share attributable to common stockholders because their effect was antidilutive were as follows, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(shares in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Stock options	5,381	5,408	5,133	4,336
Nonvested restricted stock units	797	209	813	210
Nonvested performance-based share units	628	337	595	309
Convertible senior notes and warrants	38,696	—	20,695	—

There are approximately 19.348 million shares of the Company’s common stock that underlie its senior convertible notes based on the initial conversion rate and full principal amount. The conversion spread on the Company’s convertible senior notes will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $11.89 per share of common stock. The Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in shares. As a result, upon conversion of the convertible senior notes, only the amounts in excess of the principal amount are considered in diluted earnings per share under the treasury stock method, if applicable. For the thirteen and thirty-nine weeks ended September 27, 2020, the convertible senior notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive given the Company’s net loss. Warrants to purchase approximately 19.348 million shares of the Company’s common shares at $16.64 per share were outstanding as of September 27, 2020 but were excluded from the computation of diluted earnings per share since the warrants’ strike price was greater than the average market price of the Company’s common stock during the period. See Note 12 - Convertible Senior Notes for additional information regarding the Company’s convertible senior notes.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
6.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Stock options	$992	$1,316	$2,862	$3,888
Restricted stock units	2,303	2,389	6,326	6,548
Performance-based share units	(588)	848	1,804	3,105
	$2,707	$4,553	$10,992	$13,541

During the thirty-nine weeks ended September 27, 2020, the Company made grants of 0.1 million stock options, 0.5 million time-based restricted stock units and 0.5 million performance-based share units.

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows for the periods indicated:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Assumptions:
Weighted-average risk-free interest rate (1)	0.90%	2.34%
Dividend yield (2)	4.34%	1.94%
Expected term (3)	5.5 years	4.8 years
Weighted-average volatility (4)	30.43%	31.05%

Weighted-average grant date fair value per option	$3.12	$5.07
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option. The dividend yield for the thirty-nine weeks ended September 27, 2020 relates to options granted prior the Company’s Amended Credit Agreement which restricts the payment of dividends. See Note 11 - Long-term Debt, Net for dividend restriction details.
(3)Expected term represents the period of time that the options are expected to be outstanding. The Company estimates the expected term based on historical exercise experience for its stock options.
(4)Based on the historical volatility of the Company’s stock.

The following represents unrecognized stock compensation expense and the remaining weighted-average vesting period as of September 27, 2020:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$4,078	1.4
Restricted stock units	$13,618	1.9
Performance-based share units	$9,233	1.8

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
7.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 27, 2020	DECEMBER 29, 2019
Prepaid expenses	$18,837	$20,218
Accounts receivable - gift cards, net	14,013	104,591
Accounts receivable - vendors, net	6,631	13,465
Accounts receivable - franchisees, net	624	1,322
Accounts receivable - other, net	16,090	21,734
Deferred gift card sales commissions	12,585	18,554
Assets held for sale	3,786	3,317
Other current assets, net	4,271	3,261
	$76,837	$186,462

8.     Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 27, 2020	DECEMBER 29, 2019
Land	$40,728	$42,570
Buildings	1,152,012	1,202,434
Furniture and fixtures	445,536	458,169
Equipment	616,780	665,815
Construction in progress	28,286	24,477
Less: accumulated depreciation	(1,382,459)	(1,357,388)
	$900,883	$1,036,077

9.    Goodwill and Intangible Assets, Net

Goodwill - The following table is a rollforward of goodwill:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 29, 2019	$170,657	$117,782	$288,439
Translation adjustments	—	(16,728)	(16,728)
Impairment charges	—	(1,973)	(1,973)
Balance as of September 27, 2020	$170,657	$99,081	$269,738

The COVID-19 outbreak was considered a triggering event during the thirteen weeks ended March 29, 2020, indicating that the carrying amount of goodwill may not be recoverable. As a result, the Company performed a quantitative assessment for all reporting units to determine whether a reporting unit was impaired. Based on this assessment, which utilized a discounted cash flow analysis, the Company recorded full impairment of goodwill related to its Hong Kong reporting unit of $2.0 million, within the international segment, during the thirteen weeks ended March 29, 2020. Impairment was not recorded for any of the Company’s other reporting units as a result of the quantitative assessment.

Annual Goodwill and Intangible Asset Impairment Assessment - The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of the first day of its second fiscal quarter. Since the Company performed a quantitative assessment on the last day of the first fiscal quarter of 2020, as described above, the Company utilized the same assumptions and analysis in performing a quantitative annual

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
assessment in its second fiscal quarter and concluded that no additional impairment was required. In 2019, the Company performed a qualitative assessment and did not record any impairment charges.

10.    Other Assets, Net

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 27, 2020	DECEMBER 29, 2019
Company-owned life insurance (1)	$50,887	$60,126
Deferred debt issuance costs (2)	5,301	4,893
Liquor licenses	24,250	24,289
Other assets	18,561	27,802
	$98,999	$117,110
________________
(1)During the thirty-nine weeks ended September 27, 2020, the Company utilized $9.3 million of Company-owned life insurance policies to pay deferred compensation obligations.
(2)Net of accumulated amortization of $8.4 million and $6.8 million as of September 27, 2020 and December 29, 2019, respectively.

11.    Long-term Debt, Net

Following is a summary of outstanding long-term debt, as of the periods indicated:

	SEPTEMBER 27, 2020		DECEMBER 29, 2019
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$431,250	2.89%	$450,000	3.40%
Revolving credit facility (1) (2)	555,000	2.88%	599,000	3.44%
Total Senior Secured Credit Facility	$986,250		$1,049,000
Convertible Senior Notes (3)	230,000	5.00%	—
Finance lease liabilities	2,375		2,308
Other	—		50	2.18%
Less: unamortized debt discount and issuance costs	(70,735)		(2,654)
Total debt, net	$1,147,890		$1,048,704
Less: current portion of long-term debt	(35,600)		(26,411)
Long-term debt, net	$1,112,290		$1,022,293
________________
(1)Interest rate represents the weighted-average interest rate for the respective periods.
(2)Subsequent to September 27, 2020, the Company made a payment of $23.0 million on its revolving credit facility.
(3)See Note 12 - Convertible Senior Notes for details regarding the convertible senior notes and related hedge and warrant transactions.

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

Deferred Debt Issuance Costs - The Company deferred $2.9 million of debt issuance costs incurred in connection with the Amended Credit Agreement. Deferred debt issuance costs of $2.0 million associated with the revolving credit facility portion of the Amended Credit Agreement were recorded in Other assets, net and all other deferred debt issuance costs were recorded in Long-term debt, net during the thirteen weeks ended June 28, 2020.

As of September 27, 2020 and December 29, 2019, the Company was in compliance with its debt covenants.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
indenture for the 2025 Notes include, among other things, a default in the payment when due of the principal of, or the redemption price for, any note and a default for 30 days in the payment when due of interest on any note. If an event of default, the principal amount of, and all accrued and unpaid interest on, all of the notes then outstanding will immediately become due and payable.

The initial conversion rate applicable to the 2025 Notes is 84.122 shares of common stock per $1,000 principal amount of 2025 Notes, or a total of approximately 19.348 million shares for the total $230.0 million principal amount. This initial conversion rate is equivalent to an initial conversion price of approximately $11.89 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events. Noteholders may convert their notes at their option only in the circumstances described in the indenture.

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

The initial carrying value of the 2025 Notes, excluding the discounts upon original issuance and third-party offering costs allocated to the liability, and recorded during the thirteen weeks ended June 28, 2020, is as follows (dollars in thousands):

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
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

13.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following, as of the periods indicated:

(dollars in thousands)	SEPTEMBER 27, 2020	DECEMBER 29, 2019
Accrued insurance liability	$32,592	$33,818
Chef and Restaurant Managing Partner deferred compensation obligations	35,273	47,831
Deferred payroll tax liabilities (1)	36,092	—
Other long-term liabilities (2)	69,815	56,411
	$173,772	$138,060
________________
(1)Deferred payroll tax liabilities as allowed for in the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”). See Note 19 - Income Taxes for details regarding the CARES Act.
(2)The increase in Other long-term liabilities during the thirty-nine weeks ended September 27, 2020, primarily relates to $8.7 million of additional contingent lease liabilities subsequent to the adoption of ASU No. 2016-13 and $2.8 million of additional interest rate swap liabilities. See Note 20 - Commitments and Contingencies and Note 15 - Derivative Instruments and Hedging Activities, respectively, for details regarding these increases.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	SEPTEMBER 27, 2020	DECEMBER 29, 2019
Foreign currency translation adjustment	$(192,569)	$(152,031)
Unrealized loss on derivatives, net of tax	(25,433)	(17,745)
Accumulated other comprehensive loss	$(218,002)	$(169,776)

Following are the components of Other comprehensive loss attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Foreign currency translation adjustment	$(4,095)	$(10,305)	$(40,538)	$(13,042)

Unrealized gain (loss) on derivatives, net of tax (1)	$261	$(2,036)	$(14,631)	$(13,656)
Reclassification of adjustments for loss on derivatives included in Net (loss) income, net of tax (2)	2,962	812	6,943	578
Total unrealized gain (loss) on derivatives, net of tax	$3,223	$(1,224)	$(7,688)	$(13,078)
Other comprehensive loss attributable to Bloomin’ Brands	$(872)	$(11,529)	$(48,226)	$(26,120)
________________
(1)Unrealized gain (loss) on derivatives is net of tax of $0.1 million and $(0.7) million for the thirteen weeks ended September 27, 2020 and September 29, 2019 and $(5.1) million and $(4.7) million for the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively.
(2)Reclassifications of adjustments for loss on derivatives are net of tax. See Note 15 - Derivative Instruments and Hedging Activities for the tax impact of reclassifications.

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

(dollars in thousands)	SEPTEMBER 27, 2020	DECEMBER 29, 2019	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$14,749	$7,174	Accrued and other current liabilities
Interest rate swaps - liability	19,615	16,835	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$34,364	$24,009

Accrued interest	$1,364	$632	Accrued and other current liabilities
____________________
(1)See Note 17 - Fair Value Measurements for fair value discussion of the interest rate swaps.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
On May 4, 2020, concurrent with entering into the Amended Credit Agreement, the Company de-designated its interest rate swap hedge relationship and modified its hedge documentation to more closely align with certain terms of the Amended Credit Agreement. On May 6, 2020, the Company re-designated the cash flow hedge relationship for the original $550.0 million notional amount, resulting in no impact to the Company’s consolidated financial statements as a result of the hedge activity.

The following table summarizes the effects of the swap agreements on Net (loss) income for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Interest rate swap expense recognized in Interest expense, net	$(3,991)	$(1,095)	$(9,353)	$(779)
Income tax benefit recognized in (Benefit) provision for income taxes	1,029	283	2,410	201
Total effects of the interest rate swaps on Net (loss) income	$(2,962)	$(812)	$(6,943)	$(578)

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 27, 2020, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of September 27, 2020 and December 29, 2019, the fair value of the Company’s interest rate swaps was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $36.5 million and $24.8 million, respectively. As of September 27, 2020 and December 29, 2019, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 27, 2020 and December 29, 2019, it could have been required to settle its obligations under the agreements at their termination value of $36.5 million and $24.8 million, respectively.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	SEPTEMBER 27, 2020	DECEMBER 29, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,192,035	$1,266,548
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	2,123	2,036
Total lease assets, net		$1,194,158	$1,268,584

Current operating lease liabilities (2)	Accrued and other current liabilities	$177,713	$171,866
Current finance lease liabilities	Current portion of long-term debt	1,225	1,361
Non-current operating lease liabilities	Non-current operating lease liabilities	1,230,008	1,279,051
Non-current finance lease liabilities	Long-term debt, net	1,150	947
Total lease liabilities		$1,410,096	$1,453,225
________________
(1)Net of accumulated amortization of $2.1 million and $1.3 million as of September 27, 2020 and December 29, 2019, respectively.
(2)Excludes COVID-19-related deferred rent accruals of $14.4 million as of September 27, 2020 and accrued contingent percentage rent of $2.6 million and $2.4 million, as of September 27, 2020 and December 29, 2019, respectively.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)		SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Operating leases (1)	Other restaurant operating	$45,341	$45,948	$133,999	$136,260
Variable lease cost	Other restaurant operating	(1,677)	933	(1,603)	2,498
Finance leases
Amortization of leased assets	Depreciation and amortization	328	365	985	1,049
Interest on lease liabilities	Interest expense, net	37	64	120	209
Sublease revenue (2)	Franchise and other revenues	(409)	(1,747)	(2,195)	(4,853)
Lease costs, net		$43,620	$45,563	$131,306	$135,163
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.6 million and $3.8 million for the thirteen weeks ended September 27, 2020 and September 29, 2019, respectively, and $10.4 million and $11.0 million for the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively, which is included in General and administrative expense. Also excludes certain supply chain related rent expense of $0.3 million for the thirteen weeks ended September 27, 2020 and September 29, 2019 and $1.0 million and $0.9 million for the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively, which is included in Food and beverage costs.
(2)Excludes rental income from Company-owned properties of $0.4 million for the thirteen weeks ended September 29, 2019 and $0.3 million and $1.8 million for the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively.

The following table is a summary of other impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$127,642	$143,630

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	SEPTEMBER 27, 2020			DECEMBER 29, 2019
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$8,607	$8,607	$—	$1,037	$1,037	$—
Money market funds	10,884	10,884	—	12,752	12,752	—
Restricted cash equivalents:
Money market funds	2,481	2,481	—	—	—	—
Total asset recurring fair value measurements	$21,972	$21,972	$—	$13,789	$13,789	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$14,749	$—	$14,749	$7,174	$—	$7,174
Other long-term liabilities:
Derivative instruments - interest rate swaps	19,615	—	19,615	16,835	—	16,835
Total liability recurring fair value measurements	$34,364	$—	$34,364	$24,009	$—	$24,009

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments	The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of September 27, 2020 and December 29, 2019, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

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

	THIRTEEN WEEKS ENDED
	SEPTEMBER 27, 2020		SEPTEMBER 29, 2019
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$—	$—	$900	$100
Operating lease right-of-use assets (2)	—	(24)	293	622
Property, fixtures and equipment (3)	207	388	395	826
	$207	$364	$1,588	$1,548

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2020		SEPTEMBER 29, 2019
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$1,182	$75	$2,049	$315
Operating lease right-of-use assets (2)	70,841	23,567	2,649	2,988
Property, fixtures and equipment (3)	27,978	38,381	1,351	3,659
Goodwill and other assets (4)	748	2,683	—	—
	$100,749	$64,706	$6,049	$6,962
____________________
(1)Assets generally measured using third-party market appraisals or executed sales contracts (Level 2).
(2)Carrying values measured using Level 2 inputs to estimate fair value totaled $0.2 million during the thirty-nine weeks ended September 29, 2019. All other assets were valued using Level 3 inputs. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value.
(3)Carrying values measured using Level 2 inputs to estimate fair value totaled $2.2 million during the thirty-nine weeks ended September 27, 2020. All other assets were valued using Level 3 inputs. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value.
(4)Other assets generally measured using the quoted market value of comparable assets (Level 2).

See Note 4 - Impairments, Exit Costs and Disposals for information regarding impairment charges resulting from the fair value measurement performed on a nonrecurring basis during the thirteen and thirty-nine weeks ended September 27, 2020. Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents quantitative information related to certain unobservable inputs used in the Company’s Level 3 fair value measurements of Operating lease right-of-use assets and Property, fixtures and equipment for the impairment losses incurred during the periods indicated:

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
UNOBSERVABLE INPUTS	SEPTEMBER 27, 2020			SEPTEMBER 27, 2020
Weighted-average cost of capital	11.3%			10.4%	to	11.3%
Long-term growth rate	1.5%	to	2.0%	1.5%	to	2.0%

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	SEPTEMBER 27, 2020		DECEMBER 29, 2019
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior Secured Credit Facility:
Term loan A	$431,250	$418,313	$450,000	$450,563
Revolving credit facility	$555,000	$520,995	$599,000	$599,000
Convertible Senior Notes	$230,000	$349,455	$—	$—

18.    Allowance for Expected Credit Losses

The following is a rollforward of the allowance for trade receivable expected credit losses for the periods indicated:

	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 27, 2020
Allowance for credit losses, beginning of period	$4,566	$199
Adjustment for adoption of ASU No. 2016-13	—	1,018
Provision for expected credit losses	2	3,351
Charge-off of accounts	(29)	(29)
Allowance for credit losses, end of period	$4,539	$4,539

The Company is exposed to credit losses through its trade accounts receivable consisting primarily of amounts due for gift card, credit card, vendor, franchise and other receivables. Gift card, vendor and other receivables consist primarily of amounts due from gift card resellers and vendor rebates. Amounts due from franchisees consist of initial franchise fees, royalty income, and advertising fees. See Note 7 - Other Current Assets, Net for disclosure of trades receivables by category as of September 27, 2020 and December 29, 2019. Domestic credit card receivables are recorded within Cash and cash equivalents based on their short duration and reasonably assured settlement.

The Company evaluates the collectability of trade receivables based on historical loss experience and risk pool and records periodic adjustments for factors such as deterioration of economic conditions, specific customer circumstances and changes in the aging of accounts receivable balances. For risk pools where there was no

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
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

19.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
(Loss) income before (benefit) provision for income taxes	$(32,554)	$8,713	$(214,830)	$110,882
(Benefit) provision for income taxes	$(14,776)	$(660)	$(70,210)	$6,051
Effective income tax rate	45.4%	(7.6)%	32.7%	5.5%

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Accordingly, the applicable provisions of the CARES Act have been reflected in the Company’s tax provision for the thirteen and thirty-nine weeks ended September 27, 2020. The CARES Act, among other items, includes U.S. corporate tax provisions related to the deferment of employer social security payments, employee retention credits, net operating loss (“NOL”) carryback periods, alternative minimum tax credits, modifications to interest deduction limitations and technical corrections on tax depreciation methods for qualified improvement property (“QIP”).

The effective income tax rate for the thirteen and thirty-nine weeks ended September 27, 2020 increased by 53.0 and 27.2 percentage points as compared to the thirteen and thirty-nine weeks ended September 29, 2019. These increases were primarily due to the benefit of the tax credits for FICA taxes on certain employees’ tips, the forecasted 2020 pre-tax book loss and changes to the estimate of the forecasted full-year effective tax rate relative to prior quarters in 2020.

As of December 29, 2019, the Company had $128.6 million in general business tax credits carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. The Company expects to increase its general business credit carryforwards in 2020 by approximately $20 million to $30 million as a result of additional credits generated in 2020 and the application of the QIP technical correction enacted as part of the CARES Act. The Company currently expects to utilize these tax credit carryforwards within a 10 year period. However, the Company’s ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for the thirteen and thirty-nine weeks ended September 27, 2020 was higher than the statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips.

Deferred Taxes - During the thirty-nine weeks ended September 27, 2020, Deferred income tax assets, net increased by $73.3 million primarily as a result of losses incurred during the period and tax credits for FICA taxes on certain employees’ tips.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
20.    Commitments and Contingencies

Litigation and Other Matters - The Company had $5.2 million and $3.0 million of liabilities recorded for various legal matters as of September 27, 2020 and December 29, 2019, respectively.

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

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of September 27, 2020, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $29.0 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of September 27, 2020 was approximately $20.7 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred.

In March 2020, the Company recorded $4.2 million of additional contingent lease liability in response to the economic impact of the COVID-19 pandemic. As of September 27, 2020, the Company’s recorded contingent lease liability was $9.7 million. See Note 2 - COVID-19 Charges for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.

During the third quarter of 2020, the Company received notices of default pertaining to three leases of divested restaurant properties in circumstances where the Company is contingently liable for the unpaid rent of the current operators. The Company is in communication with these operators and has encouraged the operators to negotiate with their landlords to defer or resolve payments. The Company believes losses above its recorded reserve are not probable at this time but will continue to closely monitor and assess this situation.

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
_________________
(1)Includes franchise locations.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 29, 2019. Revenues for all segments include only transactions with customers and exclude intersegment revenues. Excluded from Income (loss) from operations for U.S. and international are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses and certain bonus expenses.

During the thirteen and thirty-nine weeks ended September 27, 2020, the Company recorded $4.2 million and $28.8 million, respectively, of pre-tax charges as a part of transformational initiatives implemented in connection with its previously announced review of strategic alternatives. These costs were primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings and were not allocated to the Company’s segments since the Company’s CODM does not consider the impact of transformational initiatives when assessing segment performance.

The following table is a summary of Total revenue by segment, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Total revenues
U.S.	$721,738	$848,444	$2,153,315	$2,777,170
International	49,522	118,700	204,741	340,035
Total revenues	$771,260	$967,144	$2,358,056	$3,117,205

The following table is a reconciliation of Segment income (loss) from operations to (Loss) income before (benefit) provision for income taxes, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Segment income (loss) from operations
U.S.	$29,574	$50,318	$(21,968)	$242,167
International	(7,926)	10,550	(18,209)	31,179
Total segment income (loss) from operations	21,648	60,868	(40,177)	273,346
Unallocated corporate operating expense	(35,903)	(38,910)	(127,558)	(125,434)
Total (loss) income from operations	(14,255)	21,958	(167,735)	147,912
Loss on modification of debt	—	—	(237)	—
Other income (expense), net	1	11	(211)	(145)
Interest expense, net	(18,300)	(13,256)	(46,647)	(36,885)
(Loss) income before (benefit) provision for income taxes	$(32,554)	$8,713	$(214,830)	$110,882

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Depreciation and amortization
U.S.	$35,056	$36,670	$110,004	$114,372
International	5,672	7,201	18,314	20,406
Corporate	2,689	4,055	9,151	12,418
Total depreciation and amortization	$43,417	$47,926	$137,469	$147,196

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

(xv)The effects of our substantial leverage and restrictive covenants in our various credit facilities on our ability to raise additional capital to fund our operations, to make capital expenditures to invest in new or renovate restaurants and to react to changes in the economy or our industry, and our exposure to interest rate risk in connection with our variable-rate debt; and

(xvi)Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 29, 2019 and Part I, Item IA. Risk Factors in this Report.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 27, 2020, we owned and operated 1,152 restaurants and franchised 312 restaurants across 47 states, Puerto Rico, Guam and 20 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Executive Summary

Our financial results for the thirteen weeks ended September 27, 2020 (“third quarter of 2020”) include the following:

•A decrease in Total revenues of 20.3% in the third quarter of 2020, as compared to the third quarter of 2019, primarily due to: (i) significantly lower comparable restaurant sales and franchise revenues principally attributable to the COVID-19 pandemic, (ii) the net impact of restaurant closures and openings and (iii) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar.

•Loss from operations of $(14.3) million in the third quarter of 2020, as compared to income from operations of $22.0 million in the third quarter of 2019, was primarily due to: (i) significantly lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including incremental delivery related costs, and (ii) certain costs incurred in connection with our transformation initiatives. These decreases are partially offset by: (i) reduced advertising, utilities and operating expenses, (ii) a reduction in prep labor hours, offset by higher labor costs, and (iii) cost savings from waste reduction initiatives.

Recent Developments - COVID-19

In response to the COVID-19 pandemic, governmental authorities took dramatic action in an effort to slow the spread of the disease. Along with many other restaurant businesses across the country, we temporarily limited our services in the U.S. to carry-out and delivery only beginning March 20, 2020. In early May 2020, we began to reopen our restaurant dining rooms with limited seating capacity in compliance with state and local regulations. As of September 27, 2020, our restaurant dining rooms have reopened but many are still subject to seating capacity restrictions. The temporary closure of our dining rooms and the limitations on seating capacity in our reopened dining rooms has resulted in significantly reduced traffic in our restaurants.

It remains uncertain whether customer traffic will return to levels prior to the outbreak of COVID-19. Even if consumer demand fully recovers, governmental restrictions may continue to limit the capacity of our dining rooms or services we may provide in the future. As a result, our results for the foreseeable future may be significantly adversely impacted.

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

Restaurant-level operating margin is widely regarded in the industry as a useful metric to evaluate restaurant level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Food and beverage costs, Labor and other related and Other restaurant operating (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statements of Operations. The following categories of our revenue and operating expenses are not included in restaurant-level operating margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

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

•Customer satisfaction scores—measurement of our customers’ experiences in a variety of key areas.

Selected Operating Data

The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
U.S.:
Outback Steakhouse
Company-owned	567	579
Franchised	140	147
Total	707	726
Carrabba’s Italian Grill
Company-owned	199	204
Franchised	21	21
Total	220	225
Bonefish Grill
Company-owned	181	190
Franchised	7	7
Total	188	197
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	65	69
Other
Company-owned	5	3
U.S. total	1,185	1,220
International:
Company-owned
Outback Steakhouse—Brazil (1)	104	99
Other (2)	31	28
Franchised
Outback Steakhouse—South Korea (2)	88	70
Other (3)	56	54
International total	279	251
System-wide total	1,464	1,471
____________________
(1)The restaurant counts for Brazil are reported as of August 31, 2020 and 2019, respectively, to correspond with the balance sheet dates of this subsidiary.
(2)As of September 27, 2020, we had 14 international “dark kitchen” locations that offer delivery and carry-out only. One of these locations was included within Company-owned Other and 13 were included in Franchised Outback Steakhouse - South Korea.
(3)Includes three and two fast-casual Aussie Grill locations as of September 27, 2020 and September 29, 2019, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

The following table sets forth, for the periods indicated, the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, as indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Revenues
Restaurant sales	99.4%	98.4%	99.2%	98.5%
Franchise and other revenues	0.6	1.6	0.8	1.5
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Food and beverage costs (1)	30.1	31.6	31.3	31.4
Labor and other related (1)	32.2	30.3	32.6	29.6
Other restaurant operating (1)	27.0	25.3	27.0	23.9
Depreciation and amortization	5.6	5.0	5.8	4.7
General and administrative	7.4	6.9	8.4	6.7
Provision for impaired assets and restaurant closings	(*)	0.1	2.8	0.2
Total costs and expenses	101.8	97.7	107.1	95.3
(Loss) income from operations	(1.8)	2.3	(7.1)	4.7
Loss on modification of debt	—	—	(*)	—
Other income (expense), net	*	*	(*)	(*)
Interest expense, net	(2.4)	(1.4)	(2.0)	(1.1)
(Loss) income before (benefit) provision for income taxes	(4.2)	0.9	(9.1)	3.6
(Benefit) provision for income taxes	(1.9)	(0.1)	(3.0)	0.2
Net (loss) income	(2.3)	1.0	(6.1)	3.4
Less: net (loss) income attributable to noncontrolling interests	(*)	*	(*)	0.1
Net (loss) income attributable to Bloomin’ Brands	(2.3)%	1.0%	(6.1)%	3.3%
________________
(1)As a percentage of Restaurant sales.
*    Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 29, 2019	$951.8	$3,069.1
Change from:
Comparable restaurant sales	(157.6)	(661.3)
Restaurant closures	(17.5)	(42.0)
Effect of foreign currency translation	(12.6)	(31.4)
Divestiture of restaurants through refranchising transactions	—	(11.2)
Restaurant openings	2.4	15.8
For the periods ended September 27, 2020	$766.5	$2,339.0

The decrease in Restaurant sales during the thirteen weeks ended September 27, 2020 was primarily due to: (i) significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic, (ii) the closure

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
of 43 restaurants since June 30, 2019 and (iii) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

The decrease in Restaurant sales during the thirty-nine weeks ended September 27, 2020 was primarily due to: (i) significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic, (ii) the closure of 51 restaurants since December 30, 2018, (iii) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar and (iv) domestic refranchising. The decrease in Restaurant sales was partially offset by the opening of 31 new restaurants not included in our comparable restaurant sales base.

Average Restaurant Unit Volumes and Operating Weeks

Following is a summary of the average restaurant unit volumes and operating weeks, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$59,929	$66,084	$58,771	$70,925
Carrabba’s Italian Grill	$47,940	$51,989	$46,230	$56,185
Bonefish Grill	$42,439	$53,549	$40,988	$59,066
Fleming’s Prime Steakhouse & Wine Bar	$58,989	$71,954	$59,014	$81,695
International
Outback Steakhouse - Brazil (1)	$23,919	$72,791	$36,884	$71,459
Operating weeks:
U.S.
Outback Steakhouse	7,365	7,527	22,330	22,592
Carrabba’s Italian Grill	2,587	2,653	7,887	8,212
Bonefish Grill	2,366	2,470	7,300	7,395
Fleming’s Prime Steakhouse & Wine Bar	845	897	2,575	2,717
International
Outback Steakhouse - Brazil	1,358	1,297	4,015	3,750
____________________
(1)Translated at average exchange rates of 5.34 and 3.88 for the thirteen weeks ended September 27, 2020 and September 29, 2019, respectively, and 4.60 and 3.86 for the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases), for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more):
U.S. (1)
Outback Steakhouse	(10.4)%	0.2%	(17.4)%	1.7%
Carrabba’s Italian Grill	(9.0)%	0.1%	(18.1)%	(0.4)%
Bonefish Grill	(22.5)%	(2.2)%	(31.0)%	—%
Fleming’s Prime Steakhouse & Wine Bar	(20.3)%	0.4%	(29.7)%	0.8%
Combined U.S.	(12.8)%	(0.2)%	(20.7)%	1.0%
International
Outback Steakhouse - Brazil (2)	(54.8)%	11.2%	(36.9)%	6.1%

Traffic:
U.S.
Outback Steakhouse	(13.6)%	(1.1)%	(18.1)%	(1.1)%
Carrabba’s Italian Grill	(11.7)%	0.5%	(15.1)%	(0.8)%
Bonefish Grill (3)	(14.7)%	(2.9)%	(19.4)%	(2.1)%
Fleming’s Prime Steakhouse & Wine Bar	(23.3)%	(0.3)%	(26.6)%	0.6%
Combined U.S. (3)	(13.6)%	(1.0)%	(17.9)%	(1.1)%
International
Outback Steakhouse - Brazil	(37.6)%	10.0%	(25.9)%	2.8%

Average check per person (4):
U.S.
Outback Steakhouse	3.2%	1.3%	0.7%	2.8%
Carrabba’s Italian Grill	2.7%	(0.4)%	(3.0)%	0.4%
Bonefish Grill	(7.8)%	0.7%	(11.6)%	2.1%
Fleming’s Prime Steakhouse & Wine Bar	3.0%	0.7%	(3.1)%	0.2%
Combined U.S.	0.8%	0.8%	(2.8)%	2.1%
International
Outback Steakhouse - Brazil	(16.2)%	0.8%	(11.0)%	3.3%
____________________
(1)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(2)Excludes the effect of fluctuations in foreign currency rates. Includes trading day impact from calendar period reporting.
(3)In Q2 2020, Bonefish Grill replaced guest count with entrée count to measure restaurant traffic. Bonefish Grill and Combined U.S. traffic for the thirty-nine weeks ended September 27, 2020 were calculated using the entrée count methodology for Bonefish Grill as if the new methodology was in effect at the start of the fiscal year, which would have increased traffic for Bonefish Grill and Combined U.S. for the thirteen weekend ended March 29, 2020 by 3.1% and 0.5%, respectively.
(4)Average check per person includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Franchise and other revenues

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Franchise revenues (1)	$4.2	$12.4	$15.7	$39.0
Other revenues	0.6	2.9	3.4	9.1
Franchise and other revenues	$4.8	$15.3	$19.1	$48.1
____________________
(1)Represents franchise royalties, advertising fees and initial franchise fees. Franchise revenues declined during the thirteen and thirty-nine weeks ended September 27, 2020 primarily due to lower franchise sales and deferral of certain royalties and advertising fees.

COSTS AND EXPENSES

Food and beverage costs

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change
Food and beverage costs	$230.5	$300.4		$731.0	$965.2
% of Restaurant sales	30.1%	31.6%	(1.5)%	31.3%	31.4%	(0.1)%

Food and beverage costs decreased as a percentage of Restaurant sales during the thirteen weeks ended September 27, 2020 as compared to the thirteen weeks ended September 29, 2019 primarily due to 0.9% from increases in average check per person and 0.8% from cost savings attributable to waste reduction initiatives.

Food and beverage costs decreased as a percentage of Restaurant sales during the thirty-nine weeks ended September 27, 2020 as compared to the thirty-nine weeks ended September 29, 2019 primarily due to 0.4% from increases in average check per person and 0.3% from cost savings attributable to waste reduction initiatives, partially offset by an increase as a percentage of Restaurant sales of 0.3% from commodity inflation and 0.2% related to a reduction in vendor rebates.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change
Labor and other related	$246.9	$288.6		$761.7	$908.8
% of Restaurant sales	32.2%	30.3%	1.9%	32.6%	29.6%	3.0%

Labor and other related expenses increased as a percentage of Restaurant sales during the thirteen weeks ended September 27, 2020 as compared to the thirteen weeks ended September 29, 2019 primarily due to: (i) 2.6% from decreased restaurant sales, (ii) 0.6% from higher labor costs and (iii) 0.3% from employee benefits in response to COVID-19. These increases were partially offset by a decrease as a percentage of Restaurant sales of 1.8% from lower prep labor hours.

Labor and other related expenses increased as a percentage of Restaurant sales during the thirty-nine weeks ended September 27, 2020 as compared to the thirty-nine weeks ended September 29, 2019 primarily due to: (i) 3.1% from decreased restaurant sales, (ii) 1.2% from relief pay primarily for hourly employees impacted by the closure of dining rooms due to COVID-19, offset by employee retention tax credits, and (iii) 0.5% from higher labor costs. These increases were partially offset by a decrease as a percentage of Restaurant sales of 1.7% from lower prep labor hours.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change
Other restaurant operating	$207.3	$240.4		$631.7	$732.1
% of Restaurant sales	27.0%	25.3%	1.7%	27.0%	23.9%	3.1%

Other restaurant operating expenses increased as a percentage of Restaurant sales during the thirteen weeks ended September 27, 2020 as compared to the thirteen weeks ended September 29, 2019 primarily due to: (i) the impact of dining room seating capacity restrictions as a result of the COVID-19 pandemic including, 2.5% from decreased restaurant sales and 1.9% from incremental delivery related costs, (ii) 0.5% from gains on the sale of certain U.S. surplus properties in 2019 and (iii) 0.2% from menu printing costs. These increases were partially offset by a decrease as a percentage of Restaurant sales of 3.3% from reduced advertising, utilities and operating expenses.

Other restaurant operating expenses increased as a percentage of Restaurant sales during the thirty-nine weeks ended September 27, 2020 as compared to the thirty-nine weeks ended September 29, 2019 primarily due to the impact of shifting to an off-premise only operational model in March 2020 and dining room seating capacity restrictions as a result of the COVID-19 pandemic including, 3.0% from decreased restaurant sales and 1.9% from incremental delivery related costs. These increases were partially offset by a decrease as a percentage of Restaurant sales of 1.8% from reduced advertising, utilities and operating expenses.

Depreciation and amortization

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change
Depreciation and amortization	$43.4	$47.9	$(4.5)	$137.5	$147.2	$(9.7)

Depreciation and amortization expense decreased during the periods presented primarily due to impairment and the effect of foreign currency translation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
General and administrative
General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in General and administrative expense for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 29, 2019	$66.6	$209.1
Change from:
Compensation, benefits and payroll tax	(3.6)	(9.6)
Legal and professional fees	(1.7)	(5.7)
Foreign currency exchange	(1.3)	(3.0)
Severance	(0.8)	4.5
Travel and entertainment (1)	(0.5)	(8.0)
Expected credit losses and contingent lease liabilities	—	7.4
Transformational costs (2)	1.1	8.6
Deferred compensation	0.2	(3.3)
Other	(2.6)	(2.3)
For the periods ended September 27, 2020	$57.4	$197.7
_________________
(1)Includes managing partner conference costs.
(2)Primarily consists of consulting fees incurred in connection with our transformation initiatives.

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change
Provision for impaired assets and restaurant closings	$(0.1)	$1.4	$(1.5)	$66.2	$6.9	$59.3

During the thirty-nine weeks ended September 27, 2020, we recognized asset impairment and closure charges of $56.4 million and $3.6 million within the U.S. and international segments, respectively, primarily related to the COVID-19 pandemic. Included in the amount for the thirty-nine weeks ended September 27, 2020 were pre-tax asset impairments and closure costs of $20.9 million in connection with the closure of 22 restaurants and from the update of certain cash flow assumptions, including lease renewal considerations. We also recognized asset impairment charges during the thirty-nine weeks ended September 27, 2020 of $6.2 million which were not allocated to our operating segments, primarily related to transformational initiatives.

Impairment and closure charges during the thirteen and thirty-nine weeks ended September 29, 2019 resulted primarily from locations identified for remodel, relocation or closure and certain other assets.

See Note 4 - Impairments, Exit Costs and Disposals of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
(Loss) income from operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change
(Loss) income from operations	$(14.3)	$22.0	$(36.3)	$(167.7)	$147.9	$(315.6)
% of Total revenues	(1.8)%	2.3%	(4.1)%	(7.1)%	4.7%	(11.8)%

Loss from operations generated during the thirteen weeks ended September 27, 2020, as compared to income from operations during the thirteen weeks ended September 29, 2019 was primarily due to: (i) significantly lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including incremental delivery related costs, and (ii) certain costs in connection with our transformation initiatives. These losses were partially offset by: (i) reduced advertising, utilities and operating expenses, (ii) a reduction in prep labor hours, offset by higher labor costs, and (iii) cost savings from waste reduction initiatives.

Loss from operations generated during the thirty-nine weeks ended September 27, 2020, as compared to income from operations during the thirty-nine weeks ended September 29, 2019 was primarily due to: (i) significantly lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including asset impairment charges, incremental delivery related costs and relief pay (net of tax credits), and (ii) commodity inflation. These losses were partially offset by: (i) reduced advertising, utilities and operating expenses, (ii) a reduction in prep labor hours, offset by higher labor costs, and (iii) cost savings from waste reduction initiatives.

Interest expense, net

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change
Interest expense, net	$18.3	$13.3	$5.0	$46.6	$36.9	$9.7

The increase in Interest expense, net for the thirteen weeks ended September 27, 2020 as compared to the thirteen weeks ended September 29, 2019 was primarily due to interest expense from our convertible senior notes issued in May 2020, partially offset by lower outstanding revolving credit facility borrowings and lower interest rates on our unhedged variable rate debt balances.

The increase in Interest expense, net for the thirty-nine weeks ended September 27, 2020 as compared to the thirty-nine weeks ended September 29, 2019 was primarily due to interest expense from our convertible senior notes issued in May 2020 and additional draws on our revolving credit facility, partially offset by lower interest rates on our unhedged variable rate debt balances.

(Benefit) provision for income taxes

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	Change
Effective income tax rate	45.4%	(7.6)%	53.0%	32.7%	5.5%	27.2%

The effective income tax rate for the thirteen and thirty-nine weeks ended September 27, 2020 increased by 53.0 and 27.2 percentage points as compared to the thirteen and thirty-nine weeks ended September 29, 2019. These increases were primarily due to the benefit of the tax credits for FICA taxes on certain employees’ tips, the forecasted 2020 pre-tax book loss and changes to the estimate of the forecasted full-year effective tax rate relative to prior quarters in 2020.

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
_________________
(1)Includes franchise locations.

Revenues for both segments include only transactions with customers and exclude intersegment revenues. Excluded from Income (loss) from operations for U.S. and international are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses and certain bonus expenses.

During the thirteen and thirty-nine weeks ended September 27, 2020, we recorded $4.2 million and $28.8 million, respectively, of pre-tax charges as a part of transformational initiatives implemented in connection with our previously announced review of strategic alternatives. These costs were primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings and were not allocated to our segments since our CODM does not consider the impact of transformational initiatives when assessing segment performance.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
U.S. Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Revenues
Restaurant sales	$719,406	$835,753	$2,141,062	$2,737,182
Franchise and other revenues	2,332	12,691	12,253	39,988
Total revenues	$721,738	$848,444	$2,153,315	$2,777,170
Restaurant-level operating margin	11.4%	12.0%	9.4%	14.5%
Income (loss) from operations	$29,574	$50,318	$(21,968)	$242,167
Operating income (loss) margin	4.1%	5.9%	(1.0)%	8.7%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 29, 2019	$835.8	$2,737.2
Change from:
Comparable restaurant sales	(101.0)	(550.0)
Restaurant closures	(16.9)	(39.8)
Divestiture of restaurants through refranchising transactions	—	(11.2)
Restaurant openings	1.5	4.9
For the periods ended September 27, 2020	$719.4	$2,141.1

The decrease in U.S. Restaurant sales during the thirteen weeks ended September 27, 2020 was primarily due to significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic and the closure of 34 restaurants since June 30, 2019.

The decrease in U.S. Restaurant sales during the thirty-nine weeks ended September 27, 2020 was primarily due to: (i) significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic, (ii) the closure of 42 restaurants since December 30, 2018 and (iii) the refranchising of certain Company-owned restaurants. The decrease in U.S. Restaurant sales was partially offset by the opening of nine new restaurants not included in our comparable restaurant sales base.

Income (loss) from operations

The decrease in U.S. income from operations generated during the thirteen weeks ended September 27, 2020 as compared to the thirteen weeks ended September 29, 2019, was primarily due to significantly lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including incremental delivery related costs. These losses were partially offset by: (i) reduced advertising, operating and utilities expenses, (ii) a reduction in prep labor hours, offset by higher labor costs, and (iii) cost savings from waste reduction initiatives.

U.S. loss from operations generated during the thirty-nine weeks ended September 27, 2020, as compared to income from operations during the thirty-nine weeks ended September 29, 2019, was primarily due to: (i) significantly lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including asset impairment charges, incremental delivery related costs and relief pay (net of tax credits) and (ii) commodity inflation. These losses were partially offset by: (i) reduced advertising, utilities and operating expenses, (ii) a reduction in prep labor hours, offset by higher labor costs, and (iii) cost savings from waste reduction initiatives.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
International Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Revenues
Restaurant sales	$47,081	$116,063	$197,923	$331,963
Franchise and other revenues	2,441	2,637	6,818	8,072
Total revenues	$49,522	$118,700	$204,741	$340,035
Restaurant-level operating margin	(1.5)%	18.7%	5.7%	19.8%
(Loss) income from operations	$(7,926)	$10,550	$(18,209)	$31,179
Operating (loss) income margin	(16.0)%	8.9%	(8.9)%	9.2%

Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 29, 2019	$116.0	$331.9
Change from:
Comparable restaurant sales	(56.6)	(111.3)
Effect of foreign currency translation	(12.6)	(31.4)
Restaurant closures	(0.6)	(2.2)
Restaurant openings	0.9	10.9
For the periods ended September 27, 2020	$47.1	$197.9

The decrease in international Restaurant sales during the thirteen weeks ended September 27, 2020 was primarily due to significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic and the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

The decrease in international Restaurant sales during the thirty-nine weeks ended September 27, 2020 was primarily due to significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic and the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar. The decrease in Restaurant sales was partially offset by the opening of 22 new restaurants not included in our comparable restaurant sales base.

(Loss) income from operations

International loss from operations generated during the thirteen weeks ended September 27, 2020, as compared to income from operations during the thirteen weeks ended September 29, 2019, was primarily due to: (i) significantly lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including incremental delivery related costs, and (ii) commodity inflation. These decreases were partially offset by reduced utilities, operating and advertising expenses and lower labor costs.

International loss from operations generated during the thirty-nine weeks ended September 27, 2020, as compared to income from operations during the thirty-nine weeks ended September 29, 2019, was primarily due to: (i) significantly lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including incremental delivery related costs and inventory obsolescence, and (ii) commodity inflation. These decreases were partially offset by reduced utilities, operating and advertising expenses and lower labor costs.

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
U.S.
Outback Steakhouse	$76	$118	$250	$381
Carrabba’s Italian Grill (1)	8	11	25	28
Bonefish Grill	2	3	6	10
U.S. total	$86	$132	$281	$419
International
Outback Steakhouse-South Korea	$64	$50	$174	$154
Other	19	25	45	78
International total	$83	$75	$219	$232
Total franchise sales (2)	$169	$207	$500	$651
_____________________
(1)In March 2019, we sold 18 Carrabba’s Italian Grill locations, which are now operated as franchises.
(2)Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted restaurant-level operating margin - The following tables show the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 27, 2020		SEPTEMBER 29, 2019
	U.S. GAAP	ADJUSTED	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage costs	30.1%	30.1%	31.6%	31.6%
Labor and other related	32.2%	32.2%	30.3%	30.3%
Other restaurant operating	27.0%	27.0%	25.3%	25.6%

Restaurant-level operating margin	10.7%	10.7%	12.9%	12.5%

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2020		SEPTEMBER 29, 2019
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage costs	31.3%	30.9%	31.4%	31.4%
Labor and other related	32.6%	32.6%	29.6%	29.6%
Other restaurant operating	27.0%	27.0%	23.9%	24.0%

Restaurant-level operating margin	9.2%	9.5%	15.1%	15.0%
_________________
(1)Includes unfavorable (favorable) adjustments recorded in Other restaurant operating expense (unless otherwise noted below) for the following activities, as described in the Adjusted (loss) income from operations, Adjusted net (loss) income and Adjusted diluted (loss) earnings per share table below for the periods indicated:

	THIRTEEN WEEKS ENDED SEPTEMBER 29, 2019	THIRTY-NINE WEEKS ENDED
(dollars in millions)		SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Restaurant and asset impairments and closing costs	$3.8	$2.8	$4.0
Restaurant relocations and related costs	(0.1)	(0.1)	(0.4)
COVID-19 related costs (1)	—	(9.9)	—
	$3.7	$(7.2)	$3.6
_________________
(1)Includes $7.3 million of adjustments recorded in Food and beverage costs.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant-level operating margin - The following tables reconcile consolidated and segment (Loss) income from operations and the corresponding margins to Restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
(Loss) income from operations	$(14,255)	$21,958	$(167,735)	$147,912
Operating (loss) income margin	(1.8)%	2.3%	(7.1)%	4.7%
Less:
Franchise and other revenues	4,773	15,328	19,071	48,060
Plus:
Depreciation and amortization	43,417	47,926	137,469	147,196
General and administrative	57,443	66,570	197,732	209,114
Provision for impaired assets and restaurant closings	(54)	1,391	66,223	6,917
Restaurant-level operating income	$81,778	$122,517	$214,618	$463,079
Restaurant-level operating margin	10.7%	12.9%	9.2%	15.1%

U.S.	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Income (loss) from operations	$29,574	$50,318	$(21,968)	$242,167
Operating income (loss) margin	4.1%	5.9%	(1.0)%	8.7%
Less:
Franchise and other revenues	2,332	12,691	12,253	39,988
Plus:
Depreciation and amortization	35,057	36,670	110,005	114,372
General and administrative	19,732	24,405	68,955	77,078
Provision for impaired assets and restaurant closings	(86)	1,351	56,389	3,503
Restaurant-level operating income	$81,945	$100,053	$201,128	$397,132
Restaurant-level operating margin	11.4%	12.0%	9.4%	14.5%

International	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
(Loss) income from operations	$(7,926)	$10,550	$(18,209)	$31,179
Operating (loss) income margin	(16.0)%	8.9%	(8.9)%	9.2%
Less:
Franchise and other revenues	2,441	2,637	6,818	8,072
Plus:
Depreciation and amortization	5,672	7,201	18,314	20,406
General and administrative	4,011	6,542	14,413	20,311
Provision for impaired assets and restaurant closings	—	39	3,640	1,840
Restaurant-level operating (loss) income	$(684)	$21,695	$11,340	$65,664
Restaurant-level operating margin	(1.5)%	18.7%	5.7%	19.8%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted (loss) income from operations, Adjusted net (loss) income and Adjusted diluted (loss) earnings per share

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
(Loss) income from operations	$(14,255)	$21,958	$(167,735)	$147,912
Operating (loss) income margin	(1.8)%	2.3%	(7.1)%	4.7%
Adjustments:
Severance and other transformational costs (1)	4,200	1,908	28,847	5,511
COVID-19 related costs (2)	—	—	79,218	—
Restaurant relocations and related costs (3)	—	477	592	2,461
Legal and contingent matters	—	815	178	815
Restaurant and asset impairments and closing costs (4)	—	(3,072)	(2,797)	1,098
Total (loss) income from operations adjustments	$4,200	$128	$106,038	$9,885
Adjusted (loss) income from operations	$(10,055)	$22,086	$(61,697)	$157,797
Adjusted operating (loss) income margin	(1.3)%	2.3%	(2.6)%	5.1%

Net (loss) income attributable to common stockholders	$(17,637)	$9,248	$(148,000)	$102,569
Adjustments:
(Loss) income from operations adjustments	4,200	128	106,038	9,885
Amortization of debt discount (5)	2,407	—	3,786	—
Total adjustments, before income taxes	6,607	128	109,824	9,885
Adjustment to provision for income taxes (6)	440	(471)	(28,029)	(1,703)
Redemption of preferred stock in excess of carrying value (7)	—	—	3,496	—
Net adjustments	7,047	(343)	85,291	8,182
Adjusted net (loss) income	$(10,590)	$8,905	$(62,709)	$110,751

Diluted (loss) earnings per share attributable to common stockholders (8)	$(0.20)	$0.11	$(1.69)	$1.14
Adjusted diluted (loss) earnings per share (8)	$(0.12)	$0.10	$(0.72)	$1.23

Diluted weighted average common shares outstanding (8)	87,558	87,305	87,394	90,306
_________________
(1)Severance and other costs incurred as a result of transformational and restructuring activities.
(2)Costs incurred in connection with the economic impact of the COVID-19 pandemic, primarily consisting of fixed asset and right-of-use asset impairments, restructuring charges, inventory obsolescence and spoilage, contingent lease liabilities and current expected credit losses. See Note 2 - COVID-19 Charges of the Notes to Consolidated Financial Statements for additional details regarding the impact of certain COVID-19 pandemic related charges on our financial results.
(3)Asset impairment charges and accelerated depreciation incurred in connection with our relocation program.
(4)Includes a lease termination gain of $2.8 million during the thirty-nine weeks ended September 27, 2020 and asset impairment charges and related costs primarily related to approved closure and restructuring initiatives during 2019. Amount also includes gains on the sale of certain surplus properties of $3.8 million during 2019.
(5)Amortization of the debt discount related to the issuance of the 2025 Notes. See Note 12 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for details.
(6)Income tax effect of the adjustments for the periods presented.
(7)Consideration paid in excess of the carrying value for the redemption of preferred stock of our Abbraccio subsidiary.
(8)Due to the net loss, the effect of dilutive securities was excluded from the calculation of diluted and adjusted diluted loss per share for the thirteen and thirty-nine weeks ended September 27, 2020.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Liquidity and Capital Resources

LIQUIDITY

Typically, cash flows generated from operating activities and availability under our revolving credit facility are our principal sources of liquidity, which we use for operating expenses, payments on our debt, remodeling or relocating older restaurants, obligations related to our deferred compensation plans and investment in technology. During 2020, the temporary closure of our dining rooms and the limitations on seating capacity due to the COVID-19 pandemic has resulted in significantly reduced traffic in our restaurants which has negatively impacted our operating cashflows.

In response to the COVID-19 pandemic, we have tightly managed expenses while prioritizing support of our workforce, off-premises business and the safe reopening of our restaurant dining rooms. In addition, we have taken several precautionary measures to preserve liquidity, including the following:

•suspended our quarterly cash dividend and stock repurchases;
•significantly reduced marketing and tightly managed other expenses;
•substantially limited capital expenditures to facility maintenance in support of our off-premises business and safe reopening of our restaurant dining rooms; and
•engaged in constructive dialogue with our landlords regarding rent abatements and deferrals.

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

In June and August 2020, we repaid $360.0 million and $60.0 million, respectively, on our revolving credit facility with cash on hand, a portion of which was proceeds from the 2025 Notes. Subsequent to September 27, 2020, we repaid $23.0 million on our revolving credit facility.

Cash and Cash Equivalents - As of September 27, 2020, we had $160.0 million in cash and cash equivalents, of which $26.7 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of September 27, 2020, we had aggregate accumulated foreign earnings of approximately $40.0 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional U.S. federal income tax. These amounts are no longer considered indefinitely reinvested in our foreign subsidiaries.

Closure and Restructuring Initiatives - Total aggregate future undiscounted cash expenditures of $11.0 million to $13.5 million related to lease liabilities for certain closure and restructuring initiatives are expected to occur over the remaining lease terms through January 2029.

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

Credit Facilities - As of September 27, 2020, we had $1.2 billion of outstanding borrowings under our Senior Secured Credit Facility and 2025 Notes. Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY			TOTAL CREDIT FACILITIES
(dollars in thousands)	TERM LOAN A	REVOLVING FACILITY	2025 NOTES
Balance as of December 29, 2019	$450,000	$599,000	$—	$1,049,000
2020 new debt	—	505,000	230,000	735,000
2020 payments	(18,750)	(549,000)	—	(567,750)
Balance as of September 27, 2020 (1)	$431,250	$555,000	$230,000	$1,216,250

Weighted-average interest rate, as of September 27, 2020	2.89%	2.88%	5.00%
Principal maturity date	November 2022	November 2022	May 2025
________________
(1)Subsequent to September 27, 2020, we made a payment of $23.0 million on our revolving credit facility.

As of September 27, 2020, we had $425.8 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $19.2 million.

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

Under the terms of the Amended Credit Agreement, we are required to meet minimum monthly liquidity threshold of $125.0 million through March 28, 2021, calculated as the sum of available capacity under our revolving credit facility, unrestricted domestic cash on hand and up to $25.0 million of unrestricted cash held by foreign subsidiaries. We are also prohibited from making certain restricted payments, investments or acquisitions until after September 26, 2021, with an exception for investments in our foreign subsidiaries which are capped at $27.5 million. Repurchasing shares of our outstanding common stock and paying dividends are also restricted until after September 26, 2021.

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

The Amended Credit Agreement contains term loan mandatory prepayment requirements of 50% of our annual excess cash flow (as defined in the Amended Credit Agreement) after December 27, 2020. The amount outstanding required to be prepaid may vary based on our leverage ratio and year end results. Other than the annual required minimum amortization premiums of $34.4 million, we do not anticipate any other payments will be required through September 26, 2021.

As of September 27, 2020 and December 29, 2019, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2020	SEPTEMBER 29, 2019
Net cash provided by operating activities	$54,971	$180,926
Net cash used in investing activities	(56,162)	(93,710)
Net cash provided by (used in) financing activities	99,853	(106,444)
Effect of exchange rate changes on cash and cash equivalents	(3,293)	(1,187)
Net increase (decrease) in cash, cash equivalents and restricted cash	$95,369	$(20,415)

Operating activities - Net cash provided by operating activities decreased during the thirty-nine weeks ended September 27, 2020, as compared to the thirty-nine weeks ended September 29, 2019 primarily due to a decrease in net restaurant sales and relief payments made to employees, net of employee retention tax credits as a result of the COVID-19 pandemic. These decreases were partially offset by: (i) decreased variable operating costs as a result of lower net restaurant sales, (ii) deferral of payroll tax payments as a result of the CARES Act, (iii) the timing of collections of receivables and payments made, (iv) lower inventory purchases and (v) lower income tax payments.

Investing activities - Net cash used in investing activities during the thirty-nine weeks ended September 27, 2020 primarily consisted of capital expenditures, partially offset by withdrawals from Company-owned life insurance policies.

Net cash used in investing activities during the thirty-nine weeks ended September 29, 2019 primarily consisted of capital expenditures, partially offset by proceeds from the disposal of property, fixtures and equipment and proceeds from sale-leaseback transactions.

Financing activities - Net cash provided by financing activities during the thirty-nine weeks ended September 27, 2020 primarily consisted of proceeds from issuance of convertible senior notes and related warrants transactions partially offset by: (i) premium payments for Convertible Note Hedge Transactions, (ii) repayments on our revolving credit facility, net of drawdowns, (iii) the repayments of long-term debt, (iv) payment of cash dividends on our common stock, (v) partner equity plan payments and (vi) issuance costs and financing fees in connection with our 2025 Notes and Amended Credit Agreement.

Net cash used in financing activities during the thirty-nine weeks ended September 29, 2019 primarily consisted of: (i) the repurchase of common stock, (ii) payment of cash dividends on our common stock, (iii) the repayment of long-term debt and (iv) partner equity plan payments. Net cash used in financing activities was partially offset by drawdowns on our revolving credit facility, net of repayments.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	SEPTEMBER 27, 2020	DECEMBER 29, 2019
Current assets	$298,195	$340,468
Current liabilities	838,973	962,021
Working capital (deficit)	$(540,778)	$(621,553)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $280.1 million and $369.3 million as of September 27, 2020 and December 29, 2019, respectively, and (ii) current operating lease liabilities of $177.7 million and $171.9 million as of September 27, 2020 and December 29, 2019, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales are typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $32.7 million and $49.0 million as of September 27, 2020 and December 29, 2019, respectively. We invest in various corporate-owned life insurance policies (“COLI assets”), which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The obligation for managing and chef partners’ deferred compensation was fully funded as of September 27, 2020.

We use capital to fund deferred compensation obligations and currently expect cash funding of $9.5 million to $11.5 million for 2020. We also funded a portion of our 2020 obligation with $9.3 million withdrawn from our COLI assets. Actual funding of the deferred compensation obligations and future funding requirements may vary significantly depending on the actual performance compared to targets, timing of deferred payments of partner contracts, forfeiture rates, number of partner participants, growth of partner investments and our funding strategy.

Other Compensation Programs - Certain U.S. partners participate in a non-qualified long-term compensation program that we fund as the obligation for each participant becomes due.

DIVIDENDS AND SHARE REPURCHASES

We did not pay dividends or repurchase any shares of our outstanding common stock during the thirteen weeks ended September 27, 2020. The terms of our Amended Credit Agreement contain certain restrictions on cash dividends and share repurchases until after September 26, 2021 and we are compliant with our financial covenants.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Following is a summary of our dividends and share repurchases from fiscal year 2015 through September 27, 2020:

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

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirty-nine weeks ended September 27, 2020 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposure to foreign currency exchange risk is primarily related to fluctuations in the Brazilian Real relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than Brazil. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. For the thirty-nine weeks ended September 27, 2020, a 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net (loss) income for our consolidated foreign entities by $22.0 million and $1.8 million, respectively. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended September 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic. Governmental authorities around the world have since implemented measures to reduce the spread of COVID-19, and COVID-19 and related preventative and protective measures have impacted, and are expected to continue to impact, our business globally, including through restaurant closures, reductions in operating hours, capacity restrictions and decreased restaurant traffic. In the United States and in foreign countries in which we operate, individuals are encouraged to practice social distancing, and numerous jurisdictions have imposed on a temporary or on-going basis, and others in the future may impose or reinstate, restrictions from gathering in groups, restriction from non-essential movements outside of ones’ home, shelter-in-place orders, quarantines, executive orders and similar governmental orders and restrictions for residents to control the spread of COVID-19. While certain of these restrictions have been lifted or reduced in the past few months, a resurgence of cases may cause governments to slow or roll back re-opening plans. These preventative and protective measures, which vary significantly across the jurisdictions where our restaurants are located, create a rapidly changing and complicated system for ensuring compliance and predicting our revenues and cost structure.

In response to the COVID-19 pandemic and these changing conditions, we have modified work hours for our team members, identified and implemented cost savings measures throughout our operations, shifted the majority of our corporate employees to remote working and temporarily limited our services in the U.S. to carry-out and delivery only beginning in March 2020. In early May 2020, we began to reopen our restaurant dining rooms with limited seating capacity in compliance with state and local regulations. As of September 27, 2020, our restaurant dining rooms have reopened but many are still subject to seating capacity restrictions. The temporary closure of our dining rooms and the limitations on seating capacity in our reopened dining rooms has resulted in significantly reduced traffic in our restaurants.

In the normal course of business, the majority of our sales are generated through on-premises dining in our restaurants, and the COVID-19 pandemic has affected and will continue to adversely affect our guest traffic, sales and operating costs. Even with our restaurant dining rooms open for on-premises dining there can be no assurances that on-premises sales will return to prior levels given capacity restrictions, continued uncertainties surrounding the economic and public health impact of the COVID-19 pandemic, or that any of the restaurants we have reopened will not be subject to additional closures or limitations on our capacity or the services we may provide. We are unable to accurately predict with certainty the ultimate impact that COVID-19 will have on our operations going forward due to uncertainties including the currently unknowable duration of the COVID-19 pandemic and impact of further governmental regulations that might be imposed or reinstated in response to the pandemic. The longer our restaurants remain under restrictions for on-premises dining, however, the greater impact we expect it will have on

BLOOMIN’ BRANDS, INC.

our financial results. In addition, if we revert to solely or primarily off-premises sales, there can be no assurance that our off-premises sales will grow or remain at levels experienced while our dining rooms were previously closed.

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

In order to increase our cash position and preserve financial flexibility, we issued $230.0 million of convertible senior notes. Our resulting aggregate debt levels have significantly increased from levels prior to COVID-19. Given the uncertainty of the severity, extent and duration of the COVID-19 pandemic and its impacts on our business and results of operations, the general risks associated with increased debt levels are exacerbated. In addition, although we entered into an Amended Credit Agreement and obtained covenant relief, there can be no assurance we can continue to comply with the revised covenants during the relief period or thereafter when they revert to prior levels if the COVID-19 pandemic lasts longer than expected or our business does not quickly recover afterward.

Our business is sensitive to changes in macroeconomic conditions that impact consumer spending. The rapid and diffuse spread of COVID-19 has had severe negative impacts on, among other things, real GDP growth, consumer confidence, financial markets, liquidity, economic conditions, employment levels, interest rates, tax rates, foreign currency exchange rate fluctuations, supply chain related costs and other macroeconomic trends and could continue to do so or could worsen for an unknown period of time. If the business interruptions caused by COVID-19 last longer than we expect or our assumptions regarding liquidity needs prove inaccurate, we may need to seek other sources of liquidity. At times, the COVID-19 pandemic adversely affected the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts. In an effort to preserve liquidity, we have and may continue to take certain actions with respect to some or all of our leases, including negotiating with landlords to obtain rent abatement or deferrals, terminating certain leases or discontinuing payment. We can provide no assurances that forbearance of any lease obligations will be provided to us, or that, following the COVID-19 pandemic, we will be able to continue restaurant operations on the current terms of our existing leases, any of which could have an adverse effect on our business and results.

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

BLOOMIN’ BRANDS, INC.

have occurred due to the effects of COVID-19 could adversely impact our supply chain and the products that we offer.

In addition to decisions we have made and may make in the future relating to the compensation and benefits of our employees, additional government regulations or legislation as a result of COVID-19 could also have an adverse effect on our business. We cannot predict the types of government regulations or legislation that may be passed relating to employee compensation or benefits as a result of the COVID-19 pandemic. In order to support our off-premises business and ensure we would be prepared to re-open our restaurants to on-premises dining when permitted, we retained our restaurant management across all of our brands. We have taken compensation and benefit actions to support our restaurant team members during the COVID-19 business interruption, including relief pay to hourly employees and continued payments to employees who have been quarantined or who had a personal illness related to COVID-19. Those actions may be insufficient to compensate our team members for the entire duration of any business interruption resulting from COVID-19, and our team members might seek and find other employment during that interruption, which could adversely affect our ability to properly staff and reopen our restaurants with experienced team members when the business interruptions caused by COVID-19 abate or end.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the third quarter of 2020 that were not registered under the Securities Act of 1933.

We did not repurchase any shares of our outstanding common stock during the thirteen weeks ended September 27, 2020.

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

Date:	October 30, 2020	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Christopher Meyer
Christopher Meyer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]