Form 10-K
period 2020-12-27
Bloomin' Brands, Inc.
filed 2021-02-24
CIK 1546417

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 27, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer ☒ Accelerated Filer  ☐ Non-accelerated Filer ☐
Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Global Select Market) was $754.9 million.

As of February 19, 2021, 88,220,284 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BLOOMIN’ BRANDS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For Fiscal Year 2020

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

(i)Consumer reactions to public health and food safety issues;

(ii)The severity, extent and duration of the COVID-19 pandemic, its impacts on our business and results of operations, financial condition and liquidity, including any adverse impact on our stock price and on the other factors listed below, and the responses of domestic and foreign federal, state and local governments to the pandemic;

(iii)Minimum wage increases and additional mandated employee benefits;

(iv)Our ability to compete in the highly competitive restaurant industry with many well-established competitors and new market entrants;

(v)Economic conditions and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

(vi)Our ability to recruit and retain high-quality leadership, restaurant-level management and team members;

(vii)Our ability to preserve and grow the reputation and value of our brands, particularly in light of changes in consumer engagement with social media platforms and limited control with respect to the operations of our franchisees;

(viii)Our ability to protect our information technology systems from interruption or security breach, including cyber security threats, and to protect consumer data and personal employee information;

(ix)Fluctuations in the price and availability of commodities;

BLOOMIN’ BRANDS, INC.

(x)Dependence on a limited number of suppliers and distributors to meet our beef and other major product supply needs

(xi)The effects of international economic, political and social conditions and legal systems on our foreign operations and on foreign currency exchange rates;

(xii)Our ability to comply with governmental laws and regulations, the costs of compliance with such laws and regulations and the effects of changes to applicable laws and regulations, including tax laws and unanticipated liabilities, and the impact of any litigation;

(xiii)Our ability to effectively respond to changes in patterns of consumer traffic, consumer tastes and dietary habits, including by maintaining relationships with third party delivery apps and services;

(xiv)Our ability to implement our remodeling, relocation and expansion plans due to uncertainty in locating and acquiring attractive sites on acceptable terms, obtaining required permits and approvals, recruiting and training necessary personnel, obtaining adequate financing and estimating the performance of newly opened, remodeled or relocated restaurants;

(xv)Seasonal and periodic fluctuations in our results and the effects of significant adverse weather conditions and other disasters or unforeseen events;

(xvi)The effects of our substantial leverage and restrictive covenants in our various credit facilities on our ability to raise additional capital to fund our operations, to make capital expenditures to invest in new or renovate restaurants and to react to changes in the economy or our industry, and our exposure to interest rate risk in connection with our variable-rate debt; and

(xvii)Any impairment in the carrying value of our goodwill or other intangible or long-lived assets and its effect on our financial condition and results of operations.

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

COVID-19 Pandemic Impact on Our Business

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, federal, state and local governmental authorities imposed dramatic restrictions on travel, group gatherings and non-essential activities, such as “social distancing” guidance, shelter-in-place orders and limitations on or full prohibitions of dine-in services.

Along with many other restaurant businesses across the country, we temporarily limited our services in the U.S. to carry-out and delivery only beginning March 20, 2020. In early May 2020, we began to reopen our restaurant dining rooms with limited seating capacity in compliance with state and local regulations. The temporary closure of our dining rooms and the limitations on seating capacity due to the COVID-19 pandemic has resulted in significantly reduced traffic in our restaurants which has negatively impacted our operating results.

In response to the COVID-19 pandemic, we have tightly managed expenses while prioritizing support of our workforce, off-premises business and the safe reopening of our restaurant dining rooms. In addition, we have taken several precautionary measures to preserve liquidity, including suspending quarterly dividends and share repurchases, significantly reducing marketing and tightly managing other expenses, limiting capital expenditures and engaging with our landlords regarding amendments to our operating lease agreements.

MARKETS

As of December 27, 2020, we owned and operated 1,157 restaurants and franchised 317 restaurants across 47 states, Guam and 20 countries.

Our Segments

We consider our restaurant concepts and international markets to be operating segments, which reflects how we manage our business, review operating performance and allocate resources. We aggregate our operating segments into two reportable segments, U.S. and international. The U.S. segment includes all restaurants operating in the U.S. while restaurants operating outside the U.S. are included in the international segment. Following is a summary of reportable segments as of December 27, 2020:

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

BLOOMIN’ BRANDS, INC.
U.S. Segment

As of December 27, 2020, in our U.S. segment, we owned and operated 1,015 restaurants and franchised 166 restaurants across 47 states.

Outback Steakhouse - Outback Steakhouse is a casual steakhouse restaurant concept focused on steaks, bold flavors and Australian decor. The Outback Steakhouse menu offers seasoned and seared or wood-fire grilled steaks, chops, chicken, seafood, pasta, salads and seasonal specials. The menu also offers a selection of specialty appetizers, including our signature Bloomin’ Onion®, and desserts, together with full bar service.

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

Fleming’s Prime Steakhouse & Wine Bar - Fleming’s Prime Steakhouse & Wine Bar is a contemporary steakhouse concept featuring prime cuts of beef, chops, fresh fish, seafood and poultry, salads and side dishes. Guests will find a passion for steak and wine, reflected in an exceptional menu of hand-cut steaks and an award-winning list of wines by the glass. The steak selection features USDA Prime corn-fed beef, both wet- and dry-aged for flavor and texture, in a variety of sizes and cuts.

International Segment

We have local management to support and grow restaurants in each of the countries where we have Company-owned operations. Our international operations are integrated with our corporate headquarters to leverage enterprise-wide capabilities, including marketing, finance, real estate, information technology, legal, human resources, supply chain management and productivity.

As of December 27, 2020, in our international segment, we owned and operated 142 restaurants and franchised 151 restaurants across 20 countries and Guam. See Item 2. Properties for disclosure of our international restaurant count by country and territory.

Outback Steakhouse - Our international Outback Steakhouse restaurants have a menu similar to our U.S. menu with additional variety to meet local taste preferences. In addition to the traditional Outback Special sirloin, a typical international menu may feature local beef cuts such as the Aussie Grilled Picanha in Brazil.

Carrabba’s Italian Grill (Abbraccio Cucina Italiana) - Abbraccio Cucina Italiana, our international Carrabba’s Italian Grill restaurant concept, offers a blend of traditional and modern Italian dishes. The menu varies, with additional pasta and pizza offerings, to account for local tastes and customs. Abbraccio Cucina Italiana also has a range of beverage options, including classically inspired cocktails and local favorites with an Italian twist.

BLOOMIN’ BRANDS, INC.
Restaurant Development

We utilize the ownership structure and market entry strategy that best fits the needs for a particular market, including Company-owned units and franchises, as determined by demand, cost structure and economic conditions.

U.S. Development - We opportunistically pursue unit growth across our concepts through existing geography fill-in and market expansion opportunities.

During 2020, we continued to test and develop our first fast-casual concept, Aussie Grill. Originally created for our international franchisees, Aussie Grill offers steak, burgers, chicken, ribs and salad with fast-casual convenience. After successfully launching Aussie Grill internationally, we have added Company-owned locations in the U.S. and in May 2020 opened the first free standing restaurant. We plan to open four additional U.S. Aussie Grill restaurants in 2021.

During 2020, we introduced Tender Shack, a virtual brand that leverages the kitchens of our existing restaurants for cooking and delivery, to certain markets in the U.S. Tender Shack offers a high quality, very limited menu featuring chicken tenders, fries, cookies and drinks. As of December 27, 2020, we had over 120 restaurants operating the Tender Shack virtual concept. In February 2021, we completed the national rollout of Tender Shack which is now offered through 725 of our restaurants, primarily Outback Steakhouse and Carrabba’s Italian Grill.

International Development - We continue to pursue international expansion opportunities, leveraging established equity and franchise markets in South America and Asia, and in strategically selected emerging and high-growth developed markets, with a focus on Brazil.

During 2020, our franchisee in South Korea rolled out several “dark kitchens” which are food preparation and cooking facilities that are not located in a traditional retail space and are limited to delivery only. Dark kitchens allow the expansion of our restaurant concepts into areas where traditional retail space is not available or cost prohibitive. As of December 27, 2020, there were 19 dark kitchens operating in South Korea and additional locations are planned to open in 2021. We are exploring opportunities to introduce dark kitchens to other markets.

BLOOMIN’ BRANDS, INC.
System-wide Restaurant Summary - Following is a system-wide rollforward of restaurants in operation during 2020:

	DECEMBER 29, 2019	2020 ACTIVITY			DECEMBER 27, 2020	U.S. STATE
		OPENINGS	CLOSURES	OTHER		COUNT
Number of restaurants:
U.S.:
Outback Steakhouse
Company-owned	579	4	(15)	—	568
Franchised	145	—	(7)	—	138
Total	724	4	(22)	—	706	46
Carrabba’s Italian Grill
Company-owned	204	—	(5)	—	199
Franchised	21	—	—	—	21
Total	225	—	(5)	—	220	29
Bonefish Grill
Company-owned	190	—	(10)	—	180
Franchised	7	—	—	—	7
Total	197	—	(10)	—	187	31
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	68	—	(5)	—	63	25
Other
Company-owned (1)	4	1	—	—	5	1
U.S. total	1,218	5	(42)	—	1,181
International:
Company-owned
Outback Steakhouse—Brazil (2)	99	10	—	—	109
Other (3)	29	5	(1)	—	33
Franchised
Outback Steakhouse—South Korea (3)	72	27	(4)	—	95
Other (1)	55	4	(3)	—	56
International total	255	46	(8)	—	293
System-wide total	1,473	51	(50)	—	1,474
____________________
(1)U.S. Company-owned and International Franchised Other each include three fast-casual Aussie Grill locations as of December 27, 2020.
(2)The restaurant counts for Brazil are reported as of November 30, 2020 and 2019, respectively, to correspond with the balance sheet dates of this subsidiary.
(3)As of December 27, 2020, we had 20 international dark kitchens that offer delivery only. One of these locations was included within Company-owned Other and 19 were included in Franchised Outback Steakhouse - South Korea.

Competition

The restaurant industry is highly competitive with a substantial number of restaurant operators that compete directly and indirectly with us in respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. There is also active competition for management personnel, attractive suitable real estate sites, supplies and restaurant employees. In addition, competition is influenced strongly by marketing and brand reputation. At an aggregate level, all major casual dining restaurants in markets in which we operate would be considered competitors of our concepts. We also face growing competition from the supermarket industry which offers expanded selections of prepared meals. In addition, improving product offerings and convenience options from quick service and fast-casual restaurants and the expansion of home delivery services, together with negative economic conditions, could cause consumers to choose less expensive alternatives than our restaurants. Internationally, we face increasing competition due to an increase in the number of casual dining restaurant options in the markets in which we operate.

BLOOMIN’ BRANDS, INC.
REVENUE GENERATING ACTIVITIES

We generate our revenues from our Company-owned restaurants and through sales of franchise rights and ongoing royalties and other fees from our franchised restaurants.

Company-owned Restaurants - Company-owned restaurants are restaurants wholly-owned by us or in which we have a majority ownership. Our cash flows from entities in which we have a majority ownership are limited to the portion of our ownership. The results of operations of Company-owned restaurants are included in our consolidated operating results and the portion of income or loss attributable to the noncontrolling interests is eliminated in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Following are sales by occasion, sales mix by product type and average check per person for Company-owned restaurants during 2020:

	U.S.					INTERNATIONAL
Occasion:	Outback Steakhouse	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse & Wine Bar		Outback Steakhouse Brazil
In-restaurant sales	59%	57%	75%	84%		75%
Off-premises sales	41%	43%	25%	16%		25%
	100%	100%	100%	100%		100%

Sales mix by product type:
Food & non-alcoholic beverage	94%	90%	82%	80%		91%
Alcoholic beverage	6%	10%	18%	20%		9%
	100%	100%	100%	100%		100%

Average check per person ($USD)	$23	$21	$26	$80		$10
Average check per person (R$)					R$	47

Delivery - During 2019, we completed the rollout of in-house delivery for substantially all Outback Steakhouse and the majority of Carrabba’s Italian Grill Company-owned restaurants. In addition, during 2019 we expanded our delivery platform through partnerships with leading national delivery services for our Outback Steakhouse, Carrabba’s Italian Grill and certain Bonefish Grill restaurants.

In March 2020, we pivoted to an off-premises only model in response to the COVID-19 pandemic. While our dining rooms were closed in the U.S. we were able to triple our off-premises sales per restaurant, and subsequent to reopening our restaurant dining rooms we have retained approximately 50% of the incremental volume achieved while our dining rooms were closed.

Unaffiliated Franchise Program - Our unaffiliated franchise agreements grant third parties rights to establish and operate a restaurant using one of our concepts. Franchised restaurants are required to be operated in accordance with the franchise agreement and in compliance with their respective concept’s standards and specifications.

Under our franchise agreements, each franchisee is required to pay an initial franchise fee and monthly royalties based on a percentage of gross restaurant sales. Initial franchise fees are generally $40,000 for U.S. franchisees and range between $30,000 and $75,000 for international franchisees, depending on the market. Some franchisees may

BLOOMIN’ BRANDS, INC.
also pay advertising and administration fees based on a percentage of gross restaurant sales. Following is a summary of royalty fee percentages based on our existing unaffiliated franchise agreements:

(as a % of gross Restaurant sales)	MONTHLY ROYALTY FEE PERCENTAGE
U.S. franchisees (1)	3.50% - 5.75%
International franchisees (2)	2.75% - 6.00%
_________________
(1)U.S. franchisees must also contribute a percentage of gross sales for national marketing programs and spend a certain percentage of gross sales on local advertising. For most U.S. franchisees, there is a maximum of 8.0% of gross restaurant sales for combined national marketing and local advertising.
(2)International franchisees must also spend a certain percentage of gross sales on local advertising, which varies depending on the market.

On December 27, 2020, we entered into an agreement (the “Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), a franchisee of approximately 90 Outback Steakhouse restaurants in the western United States. Under the terms of the agreement, advertising fees were reduced to 2.25% of gross sales until December 31, 2023 or upon the earlier occurrence of certain specified events, including the sale of all or substantially all of the assets or equity of Out West, bankruptcy or a liquidation event.

Out West also entered into a forbearance agreement with its lenders that, in conjunction with the Resolution Agreement which, among other things, provides for a pre-determined calculation of available monthly cash (“Available Cash”) that Out West may use to settle its obligations due to us and its lenders. Under the Resolution Agreement, if Out West is unable to satisfy monthly royalty or advertising fees with Available Cash, such amounts will be automatically deferred under the Resolution Agreement.

See Note 4 - Revenue Recognition of the Notes to Consolidated Financial Statements for further details regarding the Resolution Agreement.

RESOURCES

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

We have a distribution program that includes food, beverage, smallwares and packaging goods in all major markets. Where applicable, this program is managed by a custom distribution company that only provides products approved for our system. This customized relationship also enables our staff to effectively manage and prioritize our supply chain.

Beef represents the majority of purchased proteins. In 2020, we primarily purchased our U.S. beef raw materials from four beef suppliers and our Brazil beef raw materials from two beef suppliers. Due to the nature of our industry, we expect to continue purchasing a substantial amount of beef from a small number of suppliers. Other major commodity categories purchased include produce, dairy, bread and pasta, and energy sources to operate our restaurants, such as natural gas and electricity.

BLOOMIN’ BRANDS, INC.
Information Systems - We leverage technology to support areas such as digital marketing and customer engagement, business analytics and decision support, restaurant operations and productivity initiatives related to optimizing our staffing, food waste management and supply chain efficiency.

To drive customer engagement, we continue to invest in data and technology infrastructure, including brand websites, digital marketing, online ordering and mobile apps. To increase customer convenience, we are leveraging our online ordering infrastructure to facilitate expanded off-premises dining including our own delivery fleet and systems. Additionally, we developed systems to support our customer loyalty program with a focus on increasing traffic to our restaurants. In recent years, we have made investments in a global supply chain management system to improve inventory forecasting and replenishment in our restaurants, which helps us manage food quality and cost. We also continue to invest in a range of tools and infrastructure to support risk management and cyber security.

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

Advertising and Marketing - We advertise through a diverse set of media channels including but not limited to national/spot television, radio, social media, search engines and other digital tactics. Our concepts have active public relations programs and also rely on national promotions, site visibility, local marketing, digital marketing, direct mail, billboards and point-of-sale materials to promote our restaurants. Recently, we increased our focus on data segmentation and personalization, customer relationship management and digital advertising to be more efficient and relevant with our advertising expenditures. Internationally, we have teams in our developed markets that engage local agencies to tailor advertising to each market and develop relevant and timely promotions based on local consumer demand.

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

Restaurant Management - The Restaurant Managing Partner has primary responsibility for the day-to-day operation of the restaurant and is required to follow Company-established operating standards. Area Operating Partners for our casual dining concepts oversee restaurant operations and Restaurant Managing Partners within a specific region.

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

BLOOMIN’ BRANDS, INC.
Trademarks - We regard our Outback®, Outback Steakhouse®, Carrabba’s Italian Grill®, Bonefish Grill® and Fleming’s Prime Steakhouse & Wine Bar® service marks and our Bloomin’ Onion® trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained trademarks and service marks for these and several of our other menu items and various advertising slogans both in the U.S. and in other countries where we operate. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks in countries where we operate whenever possible and to vigorously oppose any infringement of our marks. We also have registered domain names for each of our concepts.

We license the use of our registered trademarks to franchisees and third parties through franchise and license arrangements. The franchise and license arrangements restrict franchisees’ and licensees’ activities with respect to the use of our trademarks and impose quality control standards in connection with goods and services offered in connection with the trademarks.

SEASONALITY

Our business is subject to seasonal fluctuations. Historically, customer traffic patterns for our established U.S. restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. International customer traffic patterns vary by market with Brazil historically experiencing minimal seasonal traffic fluctuations. However, the COVID-19 pandemic may have an impact on consumer behaviors and customer traffic that may result in temporary changes in the seasonal fluctuations of our business. Additionally, holidays and severe weather may affect sales volumes seasonally in some of our markets.

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

U.S. - During 2020, various governmental bodies in the U.S. have addressed the spread of COVID-19 by imposing limitations on business operations or recommending that residents adopt stringent “social distancing” measures. Those formal and informal restraints, as well as consumer behavior, have materially affected the way we operate our business and serve our guests.

Alcoholic beverage sales represent ten percent of our U.S. restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and, where applicable, a permit to provide service for extended hours and on Sundays. At the onset of the COVID-19 pandemic, many state governors entered executive orders allowing restaurants to sell alcohol for carry-out or delivery. In most jurisdictions, alcohol licenses for restaurants did not previously allow for off-premises sales. Most of these executive orders remain in effect, with some states passing permanent legislation. We are currently offering alcohol to go from certain locations from each of our restaurant concepts.

Our restaurant operations are also subject to federal and state laws for such matters as:

•immigration, employment, minimum wage, overtime, tip credits, worker conditions and health care;
•menu labeling and food safety;
•the Americans with Disabilities Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled; and

BLOOMIN’ BRANDS, INC.
•information security, data privacy, anti-corruption/anti-bribery, cashless payments and gift cards.

International - Our restaurants outside of the U.S. are subject to similar regional and local laws and regulations as our U.S. restaurants, including COVID-19-related mandates, labor, food safety, data privacy, anti-corruption/anti-bribery and information security.

See Item 1A - Risk Factors for a discussion of risks relating to federal, state, local and international regulation of our business.

HUMAN CAPITAL RESOURCES

Celebrating Our People – Team Members (our employees), guests, suppliers, and neighbors – have always been the heart of our Company’s culture, driven each day by our founding Principles & Beliefs, which include treating each individual as we would want to be treated. We believe that creating exceptional guest experiences begins with providing a positive, supportive work environment that welcomes individual differences and allows employees to grow and have fun. We focus on developing genuine, emotional guest connections through friendly service and high-quality food. We embrace the communities we serve, from feeding first responders to supporting worthy causes, especially in the Tampa Bay area of Florida, home to our Restaurant Support Center.

Company Response to COVID-19 - In 2020, in response to the COVID-19 global crisis, we did not furlough any Team Members and provided $44.9 million of relief pay, excluding employee retention tax credits earned, for our field hourly Team Members who were impacted by closed dining rooms. We also paid the employee portion of benefits premiums for Team Members who received relief pay. In addition, Team Members who were quarantined or who had a personal illness related to COVID-19 received pay.

Oversight and Management - We are constantly working to improve how we support our Team Members. As a part these efforts, we are assessing our overall racial diversity at Bloomin’ Brands as we strive to reflect the diversity of the communities we serve. We actively engage and listen to our Team Members as they share personal perspectives that could serve as insight for others. We have a Diversity & Inclusion Council comprising individuals across the Company, at all levels, to help guide, monitor, and reinforce short- and long-term diversity and inclusion goals.

We strive to improve in the following areas:

•Leadership & Talent: attract, develop, and promote diverse employees who reflect our communities and at all levels of leadership. This includes expanding our relationships with the Multicultural Foodservice & Hospitality Alliance and the Women’s Foodservice Forum to raise cultural awareness and encourage the promotion of diversity in our restaurants.
•Training & Education: strengthen our training and education programs to include listening, sharing, and storytelling, conducting “real talk” sessions and continuing unconscious bias training.
•Financial Support: donate to organizations dedicated to helping end racial injustice and creating opportunities for more inclusive communities.

We use surveys to seek feedback from our Team Members on a variety of topics that include, but are not limited to, confidence in leadership, our company culture and overall satisfaction with the Company. We regularly monitor and evaluate turnover and attrition metrics throughout our management teams. Annual strategic talent reviews and succession planning for executive-level roles, senior management and key restaurant leadership positions help ensure consistency in management talent quality.

We are committed to high standards of ethical, moral, and legal business conduct and strive to be an open and honest workplace, providing a positive work environment and fostering a culture of integrity and ethical decision-making. To support this commitment, we have a Code of Conduct that applies to our directors, officers and employees, and we maintain an Ethics and Compliance Hotline (the “Hotline”), where violations and other workplace concerns can be reported. Team Members can confidentially, and if desired, anonymously, use the

BLOOMIN’ BRANDS, INC.
Hotline to make a report on-line or to a live third-party operator in several languages, 24 hours a day, seven days a week. Annually, we provide training and education to our salaried employees and most hourly employees with respect to our Code of Conduct, including our anti-corruption and anti-bribery policies.

Total Rewards - Our Total Rewards philosophy is to motivate and retain our Team Members by offering, what we believe to be competitive salary packages. To align Team Member objectives with the Company and ultimately our shareholders, Bloomin’ Brands offers programs that reward long-term performance. Additionally, we offer a well-rounded benefit package that includes the following, along with other benefits:

•Comprehensive health insurance coverage for Team Members working an average of 30 or more hours each week. Our coverage includes wellness programs intended to support our Team Member’s health needs.
•The mental well-being of our Team Members is important to us. During 2020, we worked with our health partners to offer additional Employee Assistance Program options. We introduced virtual therapy provided by BetterHelp that takes place via a mobile device or computer, allowing Team Members to access help when and where they need it, along with guided meditation options through Sanvello.
•Our non-executive salaried Team Members are eligible to receive matching contributions in our 401(k) plan and have access to financial wellness resources.

Employees - As of December 27, 2020, we employed over 77,000 persons, of which approximately 700 are corporate personnel, including 200 in international markets. Various jurisdictional mandated industry-wide labor agreements, which are renewed annually, apply to certain of our employees in Brazil. We consider our employee relations to be good.

Information About Our Executive Officers - Below is a list of the names, ages, positions and a brief description of the business experience of each of our executive officers as of February 21, 2021.

NAME	AGE	POSITION
David J. Deno	63	Chief Executive Officer
Christopher Meyer	49	Executive Vice President, Chief Financial Officer
Kelly Lefferts	54	Executive Vice President, Chief Legal Officer and Secretary
Gregg Scarlett	59	Executive Vice President, Chief Operating Officer, Casual Dining Restaurants
Michael Stutts	41	Executive Vice President, Chief Customer Officer

David J. Deno has served as Chief Executive Officer and as a member of our Board of Directors since April 2019. Mr. Deno previously served as our Executive Vice President and Chief Financial and Administrative Officer from October 2013 to April 2019 and as Executive Vice President and Chief Financial Officer from May 2012 to October 2013. Prior to joining the Company, Mr. Deno was Chief Financial Officer of the international division of Best Buy Co., Inc. from December 2009 to May 2012. Mr. Deno has also previously served as Chief Financial Officer and later Chief Operating Officer of YUM! Brands, Inc.

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

BLOOMIN’ BRANDS, INC.
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

Regardless of the source or cause, any report of food-borne illnesses and other food safety issues, whether at one of our restaurants or in the industry or supply chain, generally could have a negative impact on our traffic and sales and adversely affect the reputation of our brands. Food safety issues could be caused by suppliers or distributors and, as a result, be out of our control. Health concerns or outbreaks of disease in a food product could also reduce demand for particular menu offerings. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of other companies could result in negative publicity about the food service industry generally and adversely impact our sales. Social media has dramatically increased the rate at which negative publicity, including as it relates to food-borne illnesses, can be disseminated before there is any meaningful opportunity to respond or address an issue. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, and could continue to materially and adversely affect our business, revenues, financial condition and results of operations for an extended period of time.

The COVID-19 pandemic and related preventative and protective measures have negatively impacted, and are expected to continue to impact, our business globally. In the United States and in foreign countries in which we operate, individuals are encouraged to practice social distancing, and numerous jurisdictions have imposed on a temporary or on-going basis, and others in the future may impose or reinstate, restrictions from gathering in groups, shelter-in-place orders and similar governmental orders and restrictions for residents to control the spread of COVID-19, all of which impacts our ability to operate our business. These preventative and protective measures, which vary significantly across the jurisdictions where our restaurants are located, create a rapidly changing and complicated system for ensuring compliance and predicting our revenues and cost structure.

BLOOMIN’ BRANDS, INC.
In response to the COVID-19 pandemic and these changing conditions, we modified work hours for our team members, identified and implemented cost savings measures throughout our operations, shifted the majority of our corporate employees to remote working and temporarily limited our services in the U.S. to carry-out and delivery only from March 2020 through early May 2020. As of December 27, 2020, 85% of our restaurant dining rooms remain open with many still subject to seating capacity restrictions, which together with temporary closures has resulted in significantly reduced traffic in our restaurants. Even with our restaurant dining rooms mostly open for on-premises dining there can be no assurance that sales will return to prior levels given capacity restrictions, continued uncertainties surrounding the economic and public health impact of the COVID-19 pandemic and the possibility of additional closures or limitations on our capacity or services. If we revert to solely or primarily off-premises sales, there can be no assurance that our off-premises sales will grow or remain at levels experienced while our dining rooms were previously closed.

We entered into an amended credit agreement (the “Amended Credit Agreement”) relating to our senior secured credit facilities (the “Senior Secured Credit Facility”) and obtained covenant relief to address liquidity challenges faced at the onset of the pandemic. There can be no assurance that we can continue to comply with the revised covenants during the relief period or thereafter when they revert to prior levels if the COVID-19 pandemic lasts longer than expected or our business does not quickly recover afterward. If the business interruptions caused by COVID-19 last longer than we expect or our assumptions regarding liquidity needs prove inaccurate, we may need to seek other sources of liquidity. There can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts. In an effort to preserve liquidity, we have and may continue to take certain actions with respect to some or all of our leases, including negotiating lease amendments with landlords to obtain more favorable lease terms. We can provide no assurances that our lease amendment negotiations will be successful, or that, following the COVID-19 pandemic, we will be able to continue restaurant operations on the current or amended terms of our existing leases, any of which could have an adverse effect on our business and results. We have also paused most activities with respect to new locations, remodels and relocations, limited capital spending to maintenance necessary to support off-premises business, and closed certain restaurants, any of which may affect our ability to grow our business, particularly if these measures are in place for a significant amount of time.

Our restaurant operations could be further disrupted if any of our employees are diagnosed with COVID-19, since this could require further restaurant closures or require some or all of a restaurant’s employees to self-quarantine. We have taken certain compensation and benefit relief actions to support our restaurant team members during COVID-19 business interruptions, but those actions may be insufficient to compensate our team members for the entire duration of any business interruption resulting from COVID-19, and our team members might seek and find other employment during that interruption, which could adversely affect our ability to properly staff and reopen our restaurants with experienced team members when the business interruptions caused by COVID-19 abate or end. If our customers become ill, a significant percentage of our or our suppliers’ or distributors’ workforce is unable to work, or if there are similar disruptions in the supply chain generally for certain products, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face disruptions to restaurant operations, cost increases and shortages of food or other supplies, or reputational harm or negative publicity directed at our brands that causes customers to avoid our restaurants, potentially materially adversely affecting our operations and sales.

In addition, the operations of our franchisees are subject to the same risks discussed above with respect to our business, and the COVID-19 pandemic has and may continue to cause financial distress to our franchisees. We have deferred or permanently waived certain of our franchisees’ payment obligations as a result, which deferments or waived payments may not be sufficient if financial distress continues. In some cases, we are contingently liable for franchisee lease obligations, and a failure by a franchisee to perform its obligations under such lease could result in direct payment obligations for us.

In addition, we have and could continue to experience other material impacts as a result of COVID-19, including, but not limited to, impairment charges. We cannot accurately predict the amount and timing of any further impairment of assets. A significant amount of judgment is involved in determining if an indication of impairment

BLOOMIN’ BRANDS, INC.
exists and the COVID-19 pandemic has made developing forecasts for, and the accounting of, valuation of goodwill and certain other assets slower and more difficult. Should the value of goodwill or other intangible or long-lived assets become further impaired, there could be an adverse effect on our financial condition and consolidated results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Report.

We are subject to various federal and state employment and labor laws and regulations.

Various employment and labor laws and regulations govern our relationships with our employees throughout the world and affect operating costs. These laws and regulations relate to matters including employment discrimination, minimum wage requirements, overtime, tip credits, unemployment tax rates, workers’ compensation rates, working conditions, immigration status, tax reporting and other wage and benefit requirements. Any significant additional government regulations and new laws governing our relationships with employees, including minimum wage increases, mandated benefits or other requirements that impose additional obligations on us, including any temporary or permanent measures implemented in response to COVID-19, could increase our costs and adversely affect our business and results of operations.

As a significant number of our food service and preparation personnel are paid at rates related to the applicable minimum wage, federal, state and local proposals related to minimum wage requirements or similar matters could, to the extent implemented, materially increase our labor and other costs. As minimum wage increases continue to be implemented in states in which we operate, we expect our labor costs will continue to increase. In addition, President Biden has called for an increase in the federal minimum wage from $7.25 per hour to $15.00 per hour. Our distributors and suppliers could also be affected by higher minimum wage, benefit standards and compliance costs, which could result in higher costs for goods and services supplied to us. In addition, we rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Inaccurate employee FICA tax reporting could subject us to monetary liabilities, which could harm our business, results of operations and financial condition.

The restaurant industry is highly competitive and consumer options for other prepared food offerings continue to expand. Our inability to compete effectively could adversely affect our business, financial condition and results of operations.

A substantial number of restaurant operators compete directly and indirectly with us with respect to price, service, location and food quality, some of which are well-established with significant resources. There is also active competition for management and other personnel, and attractive suitable real estate sites. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently, creatively and effectively to those conditions. In addition, our competitors may generate or better implement business strategies that improve the value and relevance of their brands and reputation, relative to ours. For example, our competitors may more successfully implement menu or technology initiatives, such as remote ordering, social media or mobile technology platforms that expedite or enhance the customer experience. In addition, our competitors may more successfully implement delivery and off-site initiatives or implement other measures to better address COVID-related business risks. Further, we face growing competition from quick service and fast-casual restaurants, the supermarket industry and meal kit and food delivery providers, with the improvement of prepared food offerings and the trend towards convergence in grocery, deli, retail and restaurant services. We believe all of the above factors have increased competitive pressures in the casual dining sector in recent periods and we believe they will continue to present a challenging competitive environment in future periods. If we are unable to continue to compete effectively, our traffic, sales and margins could decline and our business, financial condition and results of operations would be adversely affected.

BLOOMIN’ BRANDS, INC.
Challenging economic, political and social conditions may have a negative effect on our business and financial results.

Challenging economic, political and social conditions may negatively impact consumer spending and thus cause a decline in our financial results. For example, international, domestic and regional economic conditions, consumer income levels, financial market volatility, social unrest, governmental, political and budget matters and a slow or stagnant pace of economic recovery and growth generally may have a negative effect on consumer confidence and discretionary spending, which the restaurant industry depends upon. In recent years, we believe these factors and conditions may have affected consumer traffic and comparable restaurant sales for us and throughout our industry and may continue to contribute to a challenging sales environment in the casual dining sector. Protests, demonstrations, riots, civil disturbance, disobedience, insurrection, or social and other political unrest, such as those seen in 2020 and early 2021, have and may continue to result in restrictions, curfews, or other actions and give rise to significant changes in regional and global economic conditions. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

In addition, it is difficult to predict what impact, if any, changes in federal policy, including tax policies, as a result of recent U.S. federal elections will have on our industry, the economy as a whole, consumer confidence and discretionary spending. As a result, the nature, timing and impact on our business of potential changes to the current legal and regulatory frameworks are uncertain. It is also difficult to predict what the long-term economic impacts of the ongoing COVID-19 pandemic may be.

A decline in economic, political or social conditions or negative developments with respect to any of the other factors mentioned above, or a perception that such decline or negative developments are imminent, generally or in particular markets in which we operate, and our consumers’ reactions to these trends could result in increased pressure with respect to our pricing, traffic levels, commodity and other costs and the continuation of our innovation and productivity initiatives, which could negatively impact our business and results of operations. Further, poor economic conditions may force nearby businesses to shut down, which could cause our restaurant locations to be less attractive.

Failure to recruit, train and retain high-quality leadership, restaurant-level management and team members may inhibit our ability to operate and grow successfully.

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

Social media allows individuals to access a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact, and users can post information often without filters or checks on the accuracy of the content posted. Adverse or inaccurate information concerning our company or concepts may be posted at any time, and such information can quickly reach a wide audience. Social media has also been utilized to target specific companies or brands as a result of a variety of actions or inactions, or perceived actions or inactions, and such campaigns can rapidly accelerate and impact consumer behavior. The harm may be immediate without affording us an opportunity for redress or correction, and it is challenging to monitor, anticipate and promptly respond to such developments. These factors could have a

BLOOMIN’ BRANDS, INC.
material adverse effect on our business. Regardless of its basis or validity, any unfavorable publicity could adversely affect public perception of our brands.

Our failure to use social media responsibly in our marketing efforts may further expose us to these risks. As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. We need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. We also continue to invest in other digital marketing initiatives that allow us to reach our guests across multiple digital channels and build their awareness of, engagement with, and loyalty to our brands. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased employee engagement or brand recognition. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary or personal information and negative publicity. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

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

The majority of our restaurant sales are by credit or debit cards, and we maintain certain personal information regarding our employees and confidential information about our customers, franchisees and suppliers. Although we segment our card data environment and employ a cyber security protection program based upon industry frameworks, as well as scan and improve our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our security measures with oversight by our Audit Committee, there are no assurances that such programs will prevent or detect all potential cyber security breaches or technological failures.

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

BLOOMIN’ BRANDS, INC.
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

We have a limited number of suppliers for our major products. If our suppliers or custom distributors are unable to fulfill their obligations under their contracts or we are unable to develop or maintain relationships with these or new suppliers or distributors, if needed, we could encounter supply shortages and incur higher costs.

We depend on frequent deliveries of fresh food products that meet our specifications, and we have a limited number of suppliers for our major products, such as beef. In 2020, we purchased: (i) approximately 97% of our U.S. beef raw materials from four beef suppliers that represent more than 80% of the total beef marketplace in the U.S and (ii) approximately 84% of our Brazil beef raw materials from two beef suppliers that represent approximately 40% of the total Brazil beef marketplace. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. We also primarily use one supplier in the U.S. and Brazil, respectively, to process beef raw materials to our specifications and we use one distribution company to provide distribution services in the U.S and Brazil, respectively. If any of these suppliers or distributors were unable to fulfill their responsibilities or we were unable to maintain current purchasing terms or ensure service availability and we were unable to locate substitutes in a timely manner, especially given the effects of COVID-19, we may encounter supply shortages, lose consumers and experience an increase in costs in seeking alternative supplier or distribution services. The failure to develop and maintain supplier and distributor relationships and any resulting disruptions to the provision of food and other supplies to our restaurant locations could adversely affect our operating results.

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

BLOOMIN’ BRANDS, INC.
Local or regional events or conditions in our international markets could affect our results. For example, during 2019, Hong Kong political protests led to violence and disrupted business operations. During 2018, unrest surrounding the presidential election in Brazil led to protests and a lengthy truckers strike that negatively impacted the Brazilian economy, causing supply shortages and transportation gridlock that resulted in lost operating days for many businesses, including our restaurants. In 2020, there were protests in cities throughout the U.S. as well as globally, including in Hong Kong, in connection with civil rights, liberties, and social and governmental reform.

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

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate and other taxes in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes and the outcome of income tax audits. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits, including our FICA tip credit carryforwards, and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets. Additional tax regulations and interpretations of the Tax Cuts and Jobs Act could be issued, and no assurance can be made that future guidance will not adversely affect our business or financial condition.

The food service industry is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid steak and other products we offer in any of our concepts in favor of foods or ingredients that are perceived as healthier or otherwise reflect popular demand, our business and operating results would be harmed. Various factors such as menu labeling rules, nutritional guidelines and academic studies may impact consumer choice and cause consumers to select foods other than those that are offered by our restaurants. If we are unable to anticipate or successfully respond to changes in consumer preferences, our results of operations could be adversely affected, generally or in particular concepts or markets.

Our relationships with third party delivery services and ability to grow sales through delivery orders are subject to risks.

We maintain relationships with various third-party delivery apps and services. Our sales may be negatively affected if these platforms are damaged or interrupted through technological failures or otherwise. The drivers fulfilling third-party delivery orders may make errors or fail to make timely deliveries such that our food or brands are poorly represented. This could cause reputational harm or adversely impact sales and customer satisfaction. Our sales through these services may also depend on the availability of delivery drivers, who are generally independent contractors.

BLOOMIN’ BRANDS, INC.
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

We are subject to various federal, state, local and foreign laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, food safety, nutritional menu labeling, health care, environmental and fire agencies in the state, municipality or country in which the restaurant is located. Our suppliers are also subject to regulation in some of these areas. Any difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants. Additionally, difficulties in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of new restaurants. We are subject to various U.S. federal, state and international laws and regulations related to the offer and sale of franchises. Failure to comply with these laws could adversely affect the results we generate from franchises or otherwise impose costs on us. Alcoholic beverage sales represent nine percent of our consolidated restaurant sales and are subject to extensive state and local licensing and other regulations. The failure of a restaurant to obtain or retain a liquor license would adversely affect that restaurant’s operations. In addition, we are subject to “dram shop” statutes in certain states. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We may also incur costs as a result of compliance with measures implemented in response to COVID-19, such as requirements for physical barriers or other preventative measures in restaurants.

Risks associated with our remodeling, relocation and expansion plans may have adverse effects on our operating results.

As part of our business strategy, we intend to continue to remodel, relocate and expand our current portfolio of restaurants. Our 2021 development schedule calls for the construction of approximately 20 to 25 new system-wide locations, with most in Brazil. A variety of factors could cause the actual results and outcome of those plans to differ from the anticipated results, including among other things, the availability and terms on which we can lease attractive sites for new or relocated restaurants, availability and terms of funding, recruiting, training and retaining skilled management and restaurant employees, construction or other delays and consumer tastes and acceptance of our restaurant concepts and awareness of our brands in new regions.

It is difficult to estimate the performance of newly opened restaurants and whether they may attract customers away from other restaurants we own. If new or nearby existing restaurants do not meet targeted performance, it could have a material adverse effect on our operating results, including any impairment losses that we may be required to recognize.

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

In addition, in an effort to increase same-restaurant sales and improve our operating performance, we continue to make improvements to our facilities through our remodeling and relocation programs and close underperforming restaurants. We incur significant lease termination or continuation expenses and asset impairment and other charges when we close or relocate a restaurant. If the expenses associated with remodels, relocations or closures are higher than anticipated, we cannot find suitable locations or remodeled or relocated restaurants do not perform as expected,

BLOOMIN’ BRANDS, INC.
these programs may not yield the desired return on investment, which could have a negative effect on our operating results.

Failure to achieve our projected cost savings from our efficiency initiatives could adversely affect our results of operations and eliminate potential funding for growth opportunities.

In recent years, we have identified strategies and taken steps to reduce operating costs and free up resources to reinvest in our business. These strategies include improved supply chain management, implementing labor scheduling tools and integrating restaurant information systems across our brands. In addition, during 2020, we implemented certain measures to reduce costs and preserve liquidity in response to the impacts of COVID-19, which measures may not be sustainable or may be detrimental to continued operations over a longer term. We continue to evaluate and implement further cost-saving initiatives. However, the ability to reduce our operating costs through these initiatives is subject to risks and uncertainties, such as our ability to obtain improved supply pricing and the reliability of any new suppliers or technology, and we cannot assure that these activities, or any other activities that we may undertake in the future, will achieve the desired cost savings and efficiencies. Failure to achieve such desired savings could adversely affect our results of operations and financial condition and curtail investment in growth opportunities.

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

Historically, consumer traffic patterns for our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. Holidays may also affect sales volumes seasonally in some of the markets in which we operate. The COVID-19 pandemic may also have an impact on consumer behaviors and customer traffic that may result in temporary changes in the seasonal fluctuations of our business. In addition, our quarterly results have been and will continue to be affected by the timing of new restaurant openings and their associated pre-opening costs, as well as restaurant closures and exit-related costs, debt extinguishment and modification costs and impairments of goodwill, intangible assets and property, fixtures and equipment. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full year.

Significant adverse weather conditions and other disasters or unforeseen events could negatively impact our results of operations.

Adverse weather conditions and natural disasters and other unforeseen events, such as winter storms, severe temperatures, thunderstorms, floods, hurricanes and earthquakes, terrorist attacks, war and widespread/pandemic illness, and the effects of such events on economic conditions and consumer spending patterns, could negatively impact our results of operations. Temporary and prolonged restaurant closures may occur and consumer traffic may decline due to the actual or perceived effects from these events. For example, the COVID-19 pandemic, severe winter weather conditions and hurricanes have impacted our traffic, and that of our franchises, and results of operations in recent years.

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

BLOOMIN’ BRANDS, INC.
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

Risks Related to Our Indebtedness

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

We are highly leveraged. As of December 27, 2020, our total indebtedness was $1.0 billion and we had $533.7 million in available unused borrowing capacity under our revolving credit facility, net of undrawn letters of credit of $19.3 million. In May 2020, we issued $230.0 million of 5.00% convertible senior notes due in 2025 (the “2025 Notes”), in part to protect our financial condition and preserve liquidity given the uncertainties of the impact of COVID-19.

Based on the daily closing prices of our stock during the quarter ended December 27, 2020, holders of the 2025 Notes are eligible to convert their 2025 Notes during the first quarter of 2021.

BLOOMIN’ BRANDS, INC.
Our high degree of leverage could have important consequences, including:

•making it more difficult for us to make payments on indebtedness;
•increasing our vulnerability to general economic, industry and competitive conditions and the various risks we face in our business;
•increasing our cost of borrowing or limiting our ability to obtain additional financing if needed;
•reducing our ability to use our cash flow to fund our operations, capital expenditures, dividend payments, and future business and strategic opportunities; and
•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may not be as highly leveraged.

We may incur substantial additional indebtedness in the future, subject to the restrictions contained in our Senior Secured Credit Facility. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

As of December 27, 2020, we had $872.0 million of variable-rate debt outstanding under our Senior Secured Credit Facility, of which $550.0 million is hedged under variable-to-fixed interest rate swap agreements with various counterparties. An increase in the floating rate could cause a material increase in our interest expense due to the total amount of our outstanding variable rate indebtedness.

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

Certain of our debt agreements limit our and our subsidiaries’ abilities to, among other things, incur or guarantee additional indebtedness, pay dividends on, redeem or repurchase our capital stock, make certain acquisitions or investments, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, merge or consolidate with or into, another company. Our Amended Credit Agreement prohibits us from making certain restricted payments (including dividends), investments or acquisitions until after September 26, 2021. Our debt agreements require us to satisfy certain financial tests and ratios. Our ability to satisfy such tests and ratios may be affected by events outside of our control. While we obtained covenant relief to address liquidity challenges faced at the onset of the COVID-19 pandemic under our Amended Credit Agreement, there can be no assurance that we can continue to comply with the revised covenants during the relief period or thereafter when they revert to prior levels if the COVID-19 pandemic lasts longer than expected or our business does not quickly recover afterward.

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

Risks Related to Our Common Stock

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

BLOOMIN’ BRANDS, INC.
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

The stock market in general is highly volatile. As a result, the market price of our common stock is similarly volatile. The price of our common stock could be subject to wide fluctuations in response to a number of factors, some of which may be beyond our control. These factors include actual or anticipated fluctuations in our operating results, changes in or our ability to achieve estimates of our operating results by analysts, investors or management, analysts’ recommendations regarding our stock or our competitors’ stock, sales of substantial amounts of our common stock by our stockholders, actions or announcements by us or our competitors, the maintenance and growth of the value of our brands, litigation, legislation or other regulatory developments affecting us or our industry, widespread/pandemic illness, natural disasters, cyber attacks, terrorist acts, war or other calamities and changes in general market and economic conditions.

Provisions in our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.

Our certificate of incorporation and bylaws include certain provisions (including provisions related to our classified board structure and supermajority voting requirements) that could have the effect of discouraging, delaying or preventing a change of control of our company or changes in our management. These provisions may discourage, delay or prevent a transaction involving a change in control of the Company that is in the best interests of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

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

General Risk Factors

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

Effective internal control over financial reporting is necessary for us to provide accurate financial information. If we are unable to adequately maintain effective internal control over financial reporting, we may not be able to accurately report our financial results. Furthermore, we cannot be certain that our internal control over financial reporting and disclosure controls and procedures will prevent all possible error and fraud, including through cyber attacks. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake, which could have an adverse impact on our business. A significant financial reporting failure or a lack of sufficient internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock, increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

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

Item 1B. Unresolved Staff Comments

Not applicable.

BLOOMIN’ BRANDS, INC.
Item 2.    Properties

We had 1,474 system-wide restaurants located across 47 states, Guam and 20 countries as of December 27, 2020. The following is a summary of our restaurant locations by country and territory as of December 27, 2020:

COMPANY-OWNED		FRANCHISED
United States	1,015	United States			166

International:		International:
Brazil (1)	122	Argentina	1	Malaysia	2
China (Mainland)	1	Australia	8	Mexico	5
Hong Kong	19	Bahamas	1	Philippines	4
Total international Company-owned	142	Canada	3	Qatar	2
		Costa Rica	1	Saudi Arabia	10
		Dominican Republic	1	Singapore	1
		Guam	1	South Korea	95
		Indonesia	4	Thailand	1
		Japan	10	Turks and Caicos	1
		Total international franchised			151
Total Company-owned	1,157	Total franchised			317
____________________
(1)The restaurant count for Brazil is reported as of November 30, 2020 to correspond with the balance sheet date of this subsidiary.

We lease substantially all of our restaurant properties from third parties. As of December 27, 2020, our Company-owned restaurants were located on the following sites by segment:

	U.S.	INTERNATIONAL	TOTAL	PERCENTAGE OF TOTAL
Company-owned sites	27	—	27	2%
Leased sites:
Land, ground and building leases	682	—	682	59%
Space and in-line leases	306	142	448	39%
Total Company-owned restaurant sites	1,015	142	1,157	100%

We also lease corporate offices in Tampa, Florida and São Paulo, Brazil.

Item 3.    Legal Proceedings

For a description of our legal proceedings, see Note 22 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

BLOOMIN’ BRANDS, INC.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION AND DIVIDENDS

Our common stock is listed on the Nasdaq Global Select Market under the symbol “BLMN”.

We began paying quarterly cash dividends on shares of our common stock in 2015. However, under our Amended Credit Agreement, we are restricted from paying dividends until after September 26, 2021 and we are compliant with our financial covenants. Future dividend payments after that date will depend on earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board of Directors (our “Board”) considers relevant.

HOLDERS

As of February 19, 2021, there were 93 holders of record of our common stock. The number of registered holders does not include holders who are beneficial owners whose shares are held in street name by brokers and other nominees.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents the securities authorized for issuance under our equity compensation plans as of December 27, 2020:

(shares in thousands)	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (1)
Equity compensation plans approved by security holders	5,422	$19.76	9,464
____________________
(1)The shares remaining available for issuance may be issued in the form of stock options, restricted stock units or other stock awards under the 2020 Omnibus Incentive Compensation Plan.

UNREGISTERED SALES OF EQUITY SECURITIES

Convertible Senior Notes and Warrants - In May 2020, we issued $230.0 million of 5.00% senior notes that are convertible into approximately 19.348 million shares of our common stock, at the initial conversion rate, and mature on May 1, 2025, unless earlier converted, redeemed or purchased by us (the “2025 Notes”). In connection with the offering of the 2025 Notes, we also sold warrants for approximately 19.348 million shares of our common stock with an initial strike price of $16.64.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not repurchase any shares of our outstanding common stock during the thirteen weeks ended December 27, 2020. The terms of our Amended Credit Agreement contain certain restrictions on share repurchases until after September 26, 2021 and we are compliant with our financial covenants.

BLOOMIN’ BRANDS, INC.
It is management’s intent to prioritize debt payments in the near term, even after credit agreement restrictions on paying dividends and repurchasing shares of our common stock lapse.

STOCK PERFORMANCE GRAPH

The following graph depicts total return to stockholders from December 24, 2015 through December 27, 2020, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and in each index on December 24, 2015 (the last business day of the fiscal year of investment) and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	DECEMBER 24, 2015	DECEMBER 25, 2016	DECEMBER 31, 2017	DECEMBER 30, 2018	DECEMBER 29, 2019	DECEMBER 27, 2020
Bloomin’ Brands, Inc. (BLMN)	$100.00	$108.52	$129.02	$108.18	$135.91	$120.08
Standard & Poor’s 500	$100.00	$112.27	$135.29	$128.25	$170.52	$198.47
Standard & Poor’s Consumer Discretionary	$100.00	$107.06	$129.91	$129.55	$168.52	$219.02

BLOOMIN’ BRANDS, INC.
Item 6. Selected Financial Data

	FISCAL YEAR
(in thousands, except share and per share data)	2020	2019	2018	2017	2016
Operating Results:
Revenues
Restaurant sales	$3,144,636	$4,075,014	$4,060,871	$4,164,063	$4,221,920
Franchise and other revenues	25,925	64,375	65,542	59,073	38,753
Total revenues (1)	$3,170,561	$4,139,389	$4,126,413	$4,223,136	$4,260,673
(Loss) income from operations (2)	$(174,973)	$191,090	$145,253	$138,686	$123,750
Net (loss) income including noncontrolling interests (2) (3)	$(158,795)	$134,117	$109,538	$103,608	$43,987
Net (loss) income attributable to common stockholders (2) (3) (4)	$(162,211)	$130,573	$107,098	$101,293	$39,388
(Loss) earnings per share attributable to common stockholders:
Basic	$(1.85)	$1.47	$1.16	$1.05	$0.35
Diluted (5)	$(1.85)	$1.45	$1.14	$1.02	$0.34
Cash dividends declared per common share	$0.20	$0.40	$0.36	$0.32	$0.28
Balance Sheet Data:
Total assets (6)	$3,362,107	$3,592,683	$2,464,774	$2,561,894	$2,622,810
Total operating lease liabilities (6)	$1,393,457	$1,450,917	$—	$—	$—
Total debt, net	$1,036,480	$1,048,704	$1,094,775	$1,118,104	$1,089,485
Total stockholders’ equity (7)	$10,957	$177,481	$54,817	$81,231	$226,063
Common stock outstanding (7)	87,856	86,946	91,272	91,913	103,922
Cash Flow Data:
Investing activities:
Capital expenditures	$(87,842)	$(161,926)	$(208,224)	$(260,589)	$(260,578)
Proceeds from sale-leaseback transactions, net	$—	$7,085	$16,160	$98,840	$530,684
Financing activities:
Repurchase of common stock (7)	$—	$(106,992)	$(113,967)	$(272,916)	$(310,334)
____________________
Note: This selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, within Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, within Item 7 of this Report.
(1)Fiscal year 2020 Total revenues were significantly impacted by the COVID-19 pandemic. There were 53 operating weeks in 2017, versus 52 operating weeks for all other periods presented. This additional week resulted in an increase in Total revenues of $80.4 million during 2017.
(2)2020 includes: (i) $93.8 million of charges in connection with the economic impact of the COVID-19 pandemic and (ii) $32.4 million of expenses incurred as a result of transformational and restructuring activities. 2019 includes: (i) $10.6 million of asset impairments and closing costs primarily related to the restructuring of certain international markets, certain approved closure and restructuring initiatives and the relocation of certain restaurants, (ii) $5.5 million of severance expense from the restructuring of certain functions, (iii) $3.8 million of gains related to the sale of certain surplus properties and (iv) $6.0 million of gains from the recognition of certain value-added tax credits in Brazil. 2018 includes: (i) $29.5 million of asset impairments and closing costs primarily related to various restructuring, refranchising and closure activities, (ii) $8.6 million of asset impairments and restaurant closing costs related to the relocation of certain restaurants and (iii) $3.5 million of severance expense from the restructuring of certain functions. 2017 includes: (i) $42.8 million of asset impairments and closing costs primarily related to certain closure and restructuring initiatives, the remeasurement of certain surplus properties and for our China subsidiary, (ii) $12.5 million of asset impairments and restaurant closing costs related to the relocation of certain restaurants and (iii) $11.0 million of severance expense incurred as a result of a restructuring event. 2016 includes: (i) $51.4 million of asset impairments and closing costs related to certain closure and restructuring initiatives, (ii) $43.1 million of asset impairments related to the refranchising of Outback Steakhouse South Korea and for our Puerto Rico subsidiary, (iii) $7.2 million of asset impairments and restaurant closing costs related to the relocation of certain restaurants and (iv) $5.5 million of severance expense as a result of certain restructuring events.
(3)Fiscal year 2020 includes $6.3 million of additional interest expense from debt discount amortization related to the issuance of our 2025 Notes. Fiscal year 2016 includes $27.0 million of loss on defeasance, extinguishment and modification of debt.
(4)During 2020, Net loss attributable to common stockholders increased by $3.5 million for consideration paid in excess of the carrying value of preferred shares of our Abbraccio subsidiary.
(5)Fiscal year 2017 includes $0.11 of additional diluted earnings per share from a 53rd operating week.
(6)In 2019, we recorded $1.3 billion of right-of-use assets and $1.5 billion of lease liabilities upon adoption of the new lease standard.
(7)In 2019, 2018, 2017 and 2016, we repurchased 5.5 million, 5.1 million, 13.8 million and 16.6 million shares, respectively, of our outstanding common stock. During 2018, we issued 4.0 million shares of our common stock through the exercise of stock options.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes. For discussion of our consolidated and segment-level results of operations, non-GAAP measures, and liquidity and capital resources for fiscal year 2018, see our Annual Report on Form 10-K for the year ended December 29, 2019, filed with the SEC on February 26, 2020.

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 27, 2020, we owned and operated 1,157 restaurants and franchised 317 restaurants across 47 states, Guam and 20 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Executive Summary

Our 2020 financial results include:

•A decrease in Total revenues of (23.4)% to $3.2 billion in 2020 as compared to 2019, primarily due to: (i) significantly lower comparable restaurant sales and franchise revenues principally attributable to the COVID-19 pandemic, (ii) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar and (iii) the net impact of restaurant closures and openings.

•Loss from operations of $(175.0) million in 2020, as compared to income from operations of $191.1 million in 2019, was primarily due to significantly lower comparable restaurant sales and franchise revenues and costs incurred in connection with the COVID-19 pandemic, and costs incurred in connection with our transformation initiatives. These losses were partially offset by reduced operating costs and a reduction in prep labor hours, offset by higher labor costs.

Business Strategies

In 2021, our key business strategies include:

•Enhance the 360-Degree Customer Experience to Drive Sustainable Healthy Sales Growth. We plan to continue to make investments to enhance our core guest experience, increase off-premises dining occasions, remodel and relocate restaurants, invest in digital marketing and data personalization and utilize the Dine Rewards loyalty program and multimedia marketing campaigns to drive sales.

•     Drive Long-Term Shareholder Value. We plan to drive long-term shareholder value by reinvesting operational cash flow into our business and improving our credit profile.

•Enrich Engagement Among Stakeholders. We take the responsibility to our people, customers and communities seriously and continue to invest in programs that support the well-being of those engaged with us.

•Maximize International Opportunity. We continue to focus on existing geographic regions in South America, with strategic expansion in Brazil, and pursue global franchise opportunities.

We intend to fund our business strategies, drive revenue growth and margin improvement, in part by reinvesting savings generated by cost savings and productivity initiatives across our businesses.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Recent Developments - COVID-19

In response to the COVID-19 pandemic, governmental authorities took dramatic action in an effort to slow the spread of the disease. Along with many other restaurant businesses across the country, we temporarily limited our services in the U.S. to carry-out and delivery only beginning March 20, 2020. In early May 2020, we began to reopen our restaurant dining rooms with limited seating capacity in compliance with state and local regulations. As of December 27, 2020, 85% of our restaurant dining rooms were open with many still subject to seating capacity restrictions. The temporary closure of our dining rooms and the limitations on seating capacity in our reopened dining rooms has resulted in significantly reduced traffic in our restaurants.

In response to the COVID-19 pandemic, we have tightly managed expenses while taking steps to secure our liquidity position. See the subsection below entitled “Liquidity and Capital Resources” for further details.

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

•Restaurant-level operating margin, (Loss) income from operations, Net (loss) income and Diluted (loss) earnings per share—financial measures utilized to evaluate our operating performance.

Restaurant-level operating margin is widely regarded in the industry as a useful metric to evaluate restaurant level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Food and beverage costs, Labor and other related and Other restaurant operating expense (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statements of Operations. The following categories of our revenue and operating expenses are not included in restaurant-level operating margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

(i)Franchise and other revenues which are earned primarily from franchise royalties and other non-food and beverage revenue streams, such as rental and sublease income.
(ii)Depreciation and amortization which, although substantially all is related to restaurant-level assets, represent historical sunk costs rather than cash outlays for the restaurants.
(iii)General and administrative expense which includes primarily non-restaurant-level costs associated with support of the restaurants and other activities at our corporate offices.
(iv)Asset impairment charges and restaurant closing costs which are not reflective of ongoing restaurant performance in a period.

Restaurant-level operating margin excludes various expenses, as discussed above, that are essential to support the operations of our restaurants and may materially impact our Consolidated Statements of Operations and Comprehensive (Loss) Income. As a result, restaurant-level operating margin is not

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

indicative of our consolidated results of operations and is presented exclusively as a supplement to, and not a substitute for, net (loss) income or (loss) income from operations. In addition, our presentation of restaurant operating margin may not be comparable to similarly titled measures used by other companies in our industry;

•Adjusted restaurant-level operating margin, Adjusted (loss) income from operations, Adjusted net (loss) income and Adjusted diluted (loss) earnings per share—non-GAAP financial measures utilized to evaluate our operating performance, which definitions, usefulness and reconciliations are described in more detail in the “Non-GAAP Financial Measures” section below; and

•Consumer satisfaction scores—measurement of our consumers’ experiences in a variety of key areas.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selected Operating Data

The table below presents the number of our restaurants in operation as of the periods indicated:

	DECEMBER 27, 2020	DECEMBER 29, 2019
Number of restaurants (at end of the period):
U.S.:
Outback Steakhouse
Company-owned	568	579
Franchised	138	145
Total	706	724
Carrabba’s Italian Grill
Company-owned	199	204
Franchised	21	21
Total	220	225
Bonefish Grill
Company-owned	180	190
Franchised	7	7
Total	187	197
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	63	68
Other
Company-owned (1)	5	4
U.S. total	1,181	1,218
International:
Company-owned
Outback Steakhouse - Brazil (2)	109	99
Other (3)	33	29
Franchised
Outback Steakhouse—South Korea (3)	95	72
Other (1)	56	55
International total	293	255
System-wide total	1,474	1,473
____________________
(1)U.S. Company-owned and International Franchised Other each include three and two fast-casual Aussie Grill locations as of December 27, 2020 and December 29, 2019, respectively.
(2)The restaurant counts for Brazil are reported as of November 30, 2020 and 2019, respectively, to correspond with the balance sheet dates of this subsidiary.
(3)As of December 27, 2020, we had 20 international dark kitchens that offer delivery only. One of these locations was included within Company-owned Other and 19 were included in Franchised Outback Steakhouse - South Korea.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales for the periods indicated:

	FISCAL YEAR
	2020	2019
Revenues
Restaurant sales	99.2%	98.4%
Franchise and other revenues	0.8	1.6
Total revenues	100.0	100.0
Costs and expenses
Food and beverage costs (1)	31.3	31.4
Labor and other related (1)	32.0	29.6
Other restaurant operating (1)	26.9	24.1
Depreciation and amortization	5.7	4.8
General and administrative	8.0	6.6
Provision for impaired assets and restaurant closings	2.4	0.2
Total costs and expenses	105.5	95.4
(Loss) income from operations	(5.5)	4.6
Loss on modification of debt	(*)	—
Other income (expense), net	*	(*)
Interest expense, net	(2.1)	(1.2)
(Loss) income before (benefit) provision for income taxes	(7.6)	3.4
(Benefit) provision for income taxes	(2.6)	0.2
Net (loss) income	(5.0)	3.2
Less: net (loss) income attributable to noncontrolling interests	(*)	*
Net (loss) income attributable to Bloomin’ Brands	(5.0)%	3.2%
____________________
(1)As a percentage of Restaurant sales.
*Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Revenues

RESTAURANT SALES
Following is a summary of the change in Restaurant sales for the period indicated:

FISCAL YEAR
(dollars in millions)	2020
For fiscal year 2019	$4,075.0
Change from:
Comparable restaurant sales (1)	(826.8)
Restaurant closings	(66.1)
Effect of foreign currency translation	(52.1)
Divestiture of restaurants through refranchising transactions	(11.2)
Restaurant openings (1)	25.8
For fiscal year 2020	$3,144.6
____________________
(1)Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The decrease in Restaurant sales in 2020 as compared to 2019 was primarily due to: (i) significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic, (ii) the closure of 55 restaurants since December 30, 2018, (iii) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar and (iv) domestic refranchising. The decrease in Restaurant sales was partially offset by the opening of 40 new restaurants not included in our comparable restaurant sales base.

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$3,062	$3,663
Carrabba’s Italian Grill	$2,468	$2,934
Bonefish Grill	$2,135	$3,026
Fleming’s Prime Steakhouse & Wine Bar	$3,189	$4,422
International
Outback Steakhouse - Brazil (1)	$1,996	$3,684

Operating weeks:
U.S.
Outback Steakhouse	29,714	30,119
Carrabba’s Italian Grill	10,474	10,864
Bonefish Grill	9,651	9,865
Fleming’s Prime Steakhouse & Wine Bar	3,418	3,613
International
Outback Steakhouse - Brazil	5,389	5,037
____________________
(1)Translated at average exchange rates of 4.85 and 3.93 for 2020 and 2019, respectively.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person (Decreases) Increases
Following is a summary of comparable restaurant sales, traffic and average check per person (decreases) increases for the periods indicated:

	FISCAL YEAR
	2020	2019
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more):
U.S. (1)
Outback Steakhouse	(16.9)%	2.0%
Carrabba’s Italian Grill	(16.4)%	0.1%
Bonefish Grill	(30.1)%	0.1%
Fleming’s Prime Steakhouse & Wine Bar	(29.5)%	0.7%
Combined U.S.	(19.9)%	1.2%
International
Outback Steakhouse - Brazil (2)	(31.4)%	5.8%

Traffic:
U.S.
Outback Steakhouse	(17.6)%	(0.7)%
Carrabba’s Italian Grill	(14.6)%	0.2%
Bonefish Grill (3)	(20.0)%	(1.7)%
Fleming’s Prime Steakhouse & Wine Bar	(26.7)%	0.1%
Combined U.S. (3)	(17.6)%	(0.6)%
International
Outback Steakhouse - Brazil	(21.5)%	3.9%

Average check per person (4):
U.S.
Outback Steakhouse	0.7%	2.7%
Carrabba’s Italian Grill	(1.8)%	(0.1)%
Bonefish Grill	(10.1)%	1.8%
Fleming’s Prime Steakhouse & Wine Bar	(2.8)%	0.6%
Combined U.S.	(2.3)%	1.8%
International
Outback Steakhouse - Brazil	(9.9)%	1.8%
____________________
(1)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(2)Excludes the effect of fluctuations in foreign currency rates. Includes trading day impact from calendar period reporting.
(3)During 2020, Bonefish Grill replaced guest count with entrée count to measure restaurant traffic. Bonefish Grill and Combined U.S. traffic for 2020 was calculated using the entrée count methodology for Bonefish Grill as if the new methodology was in effect at the start of the fiscal year.
(4)Average check per person includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Franchise and other revenues

	FISCAL YEAR
(dollars in millions)	2020	2019
Franchise revenues (1)	$21.2	$52.2
Other revenues	4.7	12.2
Franchise and other revenues	$25.9	$64.4
____________________
(1)Represents franchise royalties, advertising fees and initial franchise fees.

Franchisee Deferred Payment Agreement - On December 27, 2020, we entered into an agreement (the “Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), a franchisee of approximately 90 Outback Steakhouse restaurants in the western United States, primarily in California. Under the terms of the Resolution Agreement, we agreed to permanently waive all past due royalties and advertising fees for the period of February 24, 2020 to July 26, 2020 and defer, among other items, all past due royalties and advertising fees for the period of July 27, 2020 to November 22, 2020 due to the significant impact of the COVID-19 pandemic on Out West’s business. See Note 4 - Revenue Recognition of the Notes to Consolidated Financial Statements for further details regarding the Resolution Agreement.

Following is a summary of franchise and other revenues and comparable restaurant sales for Out West franchised locations for the periods indicated:

	FISCAL YEAR
(dollars in millions)	2020 (1)	2019
Franchise revenues	$4.4	$27.9
Other revenues	1.0	4.5
Franchise and other revenues	$5.4	$32.4

Out West comparable restaurant sales (stores open 18 months or more)	(32.9)%	(0.5)%
____________________
(1)Includes Franchise and other revenues recognized from December 30, 2019 through February 23, 2020. No Franchise and other revenues were recognized after February 23, 2020 since collectability was not reasonably assured.

In 2021, we anticipate franchise revenues from Out West to be materially consistent with 2020, assuming a consistent level of COVID-19-related operating restrictions to the level currently in place. However, if government mandated dining room closures are lifted and seating capacity restrictions for the states Out West operates in are relaxed during 2021, our franchise revenues may increase.

COSTS AND EXPENSES

Food and beverage costs

	FISCAL YEAR
(dollars in millions)	2020	2019	Change
Food and beverage costs	$982.7	$1,277.8
% of Restaurant sales	31.3%	31.4%	(0.1)%

Food and beverage costs decreased as a percentage of Restaurant sales in 2020 as compared to 2019 primarily due to 0.4% from increases in average check per person and 0.3% from cost savings attributable to waste reduction initiatives, including menu simplification, partially offset by an increase as a percentage of Restaurant sales of 0.4% from commodity inflation.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In 2021, we expect commodity costs to remain flat.

Labor and other related expenses

	FISCAL YEAR
(dollars in millions)	2020	2019	Change
Labor and other related	$1,005.3	$1,207.3
% of Restaurant sales	32.0%	29.6%	2.4%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to Restaurant Managing Partners, costs related to field deferred compensation plans and other field incentive compensation expenses. Labor and other related expenses increased as a percentage of Restaurant sales in 2020 as compared to 2019 primarily due to: (i) 2.3% from decreased restaurant sales, (ii) 0.9% from relief pay primarily for hourly employees impacted by the closure of dining rooms due to COVID-19, offset by employee retention tax credits, and (iii) 0.6% from higher labor costs. These increases were partially offset by a decrease as a percentage of Restaurant sales of 1.4% from lower prep labor hours.

In 2021, we anticipate approximately 3.0% to 3.5% labor cost inflation.

Other restaurant operating expenses

	FISCAL YEAR
(dollars in millions)	2020	2019	Change
Other restaurant operating	$846.6	$982.1
% of Restaurant sales	26.9%	24.1%	2.8%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Other restaurant operating expenses increased as a percentage of Restaurant sales in 2020 as compared to 2019 primarily due to lower sales volumes and costs incurred as a result of the COVID-19 pandemic, including 2.8% from decreased restaurant sales and 1.9% from incremental delivery-related costs. These increases were partially offset by a decrease as a percentage of Restaurant sales of 2.0% from reduced advertising, utilities and operating expense.

Depreciation and amortization

	FISCAL YEAR
(dollars in millions)	2020	2019	Change
Depreciation and amortization	$180.3	$196.8	$(16.5)

Depreciation and amortization decreased in 2020 as compared to 2019 primarily due to impairment and the effect of foreign currency translation.

In 2021, we anticipate approximately $165 million to $175 million of depreciation and amortization expense.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative expenses

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the changes in General and administrative expense for the period indicated:

FISCAL YEAR
(dollars in millions)	2020
For fiscal year 2019	$275.2
Change from:
Compensation, benefits and payroll tax	(11.2)
Travel and entertainment (1)	(10.4)
Legal and professional fees	(6.8)
Employee stock-based compensation	(4.7)
Foreign currency exchange	(4.3)
Deferred compensation	(3.8)
Incentive compensation	(3.2)
Transformational costs (2)	11.0
Expected credit losses and contingent lease liabilities	7.8
Severance	5.0
Other	(0.2)
For fiscal year 2020	$254.4
____________________
(1)Includes managing partner conference costs.
(2)Primarily consists of consulting fees incurred in connection with our transformation initiatives.

In 2021, we anticipate approximately $225 million to $230 million of general and administrative expense.

Provision for impaired assets and restaurant closings

	FISCAL YEAR
(dollars in millions)	2020	2019	Change
Provision for impaired assets and restaurant closings	$76.4	$9.1	$67.3

COVID-19 Restructuring - During 2020, we recognized asset impairment and closure charges of $66.5 million and $3.6 million within the U.S. and international segments, respectively, primarily related to the COVID-19 pandemic. COVID-19-related pre-tax impairments and closure costs include $23.8 million in connection with the closure of 22 U.S. restaurants and from the update of certain cash flow assumptions, including lease renewal considerations. During 2020, we also recognized asset impairment charges related to transformational initiatives of $6.3 million, which were not allocated to our operating segments. See Note 5 - Impairments, Exit Costs and Disposals of the Notes to Consolidated Financial Statements for further information.

International Restructuring - We recognized asset impairment and closure charges of $2.0 million during 2019, related to restructuring of certain international markets, including Puerto Rico within the international segment.

The remaining impairment and closing charges for the periods presented primarily resulted from locations identified for remodel, relocation or closure and certain other assets.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(Loss) income from operations

	FISCAL YEAR
(dollars in millions)	2020	2019	Change
(Loss) income from operations	$(175.0)	$191.1
% of Total revenues	(5.5)%	4.6%	(10.1)%

Loss from operations during 2020 as compared to income from operations during 2019 was primarily due to: (i) significantly lower comparable restaurant sales and franchise revenues, and costs incurred in connection with the COVID-19 pandemic, including asset impairment charges, incremental delivery-related costs and relief pay (net of tax credits), and (ii) certain costs incurred in connection with our transformation initiatives. These losses were partially offset by reduced advertising, utilities and operating expenses and a reduction in prep labor hours, offset by higher labor costs.

Interest expense, net

	FISCAL YEAR
(dollars in millions)	2020	2019	Change
Interest expense, net	$64.4	$49.3	$15.1

The increase in Interest expense, net during 2020 as compared to 2019 was primarily due to interest expense from our convertible senior notes issued in May 2020 and additional draws on our revolving credit facility, partially offset by lower interest rates on our unhedged variable rate debt balances.

See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for details regarding the 2021 interest expense impact from the adoption of Accounting Standards Update No. 2020-06.

(Benefit) provision for income taxes

	FISCAL YEAR
(dollars in millions)	2020	2019	Change
(Loss) income before (benefit) provision for income taxes	$(239.5)	$141.7	$(381.2)
(Benefit) provision for income taxes	$(80.7)	$7.6	$(88.3)
Effective income tax rate	33.7%	5.3%	28.4%

The net increase in the effective income tax rate in 2020 as compared to 2019 was primarily due to the benefit of the tax credits for FICA taxes on certain employees’ tips in 2020 and the 2020 pre-tax book loss.

We have a blended federal and state statutory rate of approximately 26%. The effective income tax rate for 2020 was higher than the blended federal and state statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips. The effective income tax rate for fiscal year 2019 was lower than the blended federal and state statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips.

Segments

We consider our restaurant concepts and international markets as operating segments, which reflects how we manage our business, review operating performance and allocate resources. Resources are allocated and performance is assessed by our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (“CODM”). We aggregate our operating segments into two reportable segments, U.S. and

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

international. The U.S. segment includes all restaurants operating in the U.S. while restaurants operating outside the U.S. are included in the international segment.

Revenues for both segments include only transactions with customers and excludes intersegment revenues. Excluded from (Loss) income from operations for U.S. and international are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses and certain bonus expenses.

During 2020, we recorded $32.4 million of pre-tax charges as a part of transformational initiatives implemented in connection with our previously announced review of strategic alternatives. These costs were primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings and were not allocated to our segments since our CODM does not consider the impact of transformational initiatives when assessing segment performance.

Refer to Note 23 - Segment Reporting of the Notes to Consolidated Financial Statements for a reconciliation of segment (loss) income from operations to the consolidated operating results.

U.S. Segment

	FISCAL YEAR
(dollars in thousands)	2020	2019
Revenues
Restaurant sales	$2,869,547	$3,634,668
Franchise and other revenues	15,995	53,250
Total revenues	$2,885,542	$3,687,918
Restaurant-level operating margin	9.8%	14.2%
(Loss) income from operations	$(1,630)	$311,666
Operating (loss) income margin	(0.1)%	8.5%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the period indicated:

FISCAL YEAR
(dollars in millions)	2020
For fiscal year 2019	$3,634.6
Change from:
Comparable restaurant sales (1)	(698.5)
Restaurant closures	(63.4)
Divestiture of restaurants through refranchising transactions	(11.2)
Restaurant openings (1)	8.0
For fiscal year 2020	$2,869.5
____________________
(1)Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The decrease in U.S. Restaurant sales in 2020 as compared to 2019 was primarily due to: (i) significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic, (ii) the closure of 46 restaurants since December 30, 2018 and (iii) the refranchising of certain Company-owned restaurants. The decrease in U.S. Restaurant sales was partially offset by the opening of 11 new restaurants not included in our comparable restaurant sales base.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(Loss) income from operations

U.S. loss from operations generated during 2020 as compared to income from operations during 2019 was primarily due to significantly lower comparable restaurant sales and franchise revenues, and costs incurred in connection with the COVID-19 pandemic, including asset impairment charges, incremental delivery-related costs and relief pay (net of tax credits). These losses were partially offset by reduced advertising, utilities and operating expenses and a reduction in prep labor hours, offset by higher labor costs.

International Segment

	FISCAL YEAR
(dollars in thousands)	2020	2019
Revenues
Restaurant sales	$275,089	$440,346
Franchise and other revenues	9,930	11,125
Total revenues	$285,019	$451,471
Restaurant-level operating margin	8.3%	20.3%
(Loss) income from operations	$(13,479)	$44,428
Operating (loss) income margin	(4.7)%	9.8%

Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the period indicated:

FISCAL YEAR
(dollars in millions)	2020
For fiscal year 2019	$440.3
Change from:
Comparable restaurant sales (1)	(128.3)
Effect of foreign currency translation	(52.1)
Restaurant closures	(2.7)
Restaurant openings (1)	17.9
For fiscal year 2020	$275.1
____________________
(1)Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The decrease in international Restaurant sales in 2020 as compared to 2019 was primarily due to significantly lower comparable restaurant sales principally attributable to the COVID-19 pandemic and the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar. The decrease in international Restaurant sales was partially offset by the opening of 29 new restaurants not included in our comparable restaurant sales base.

(Loss) income from operations

International loss from operations generated during 2020 as compared to income from operations during 2019 was primarily due to: (i) significantly lower comparable sales and costs incurred in connection with the COVID-19 pandemic, including incremental delivery-related costs and inventory obsolescence, and (ii) commodity inflation. These decreases were partially offset by: (i) reduced utilities, operating and advertising expenses, (ii) lower labor costs and (iii) lower General and administrative expense, primarily from the impact of foreign currency translation.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Non-GAAP Financial Measures

In addition to the results provided in accordance with U.S. GAAP, we provide certain non-GAAP measures, which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include the following: (i) system-wide sales, (ii) Adjusted restaurant-level operating margins, (iii) Adjusted (loss) income from operations and the corresponding margins, (iv) Adjusted net (loss) income and (v) Adjusted diluted (loss) earnings per share.

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

System-Wide Sales - System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. Management uses this information to make decisions about future plans for the development of additional restaurants and new concepts, as well as evaluation of current operations. System-wide sales comprise sales of Company-owned and franchised restaurants. For a summary of sales of Company-owned restaurants, refer to Note 4 - Revenue Recognition of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table provides a summary of sales of franchised restaurants for the periods indicated, which are not included in our consolidated financial results. Franchise sales within this table do not represent our sales and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant concepts and in determining our royalties and/or service fees.

	FISCAL YEAR
(dollars in millions)	2020	2019
U.S.
Outback Steakhouse	$327	$500
Carrabba’s Italian Grill	32	40
Bonefish Grill	8	13
U.S. total	$367	$553
International
Outback Steakhouse-South Korea	$253	$215
Other	66	105
International total	$319	$320
Total franchise sales (1)	$686	$873
____________________
(1)Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Adjusted restaurant-level operating margin - Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Food and beverage costs, Labor and other related and Other restaurant operating expense. Adjusted restaurant-level operating margin is Restaurant-level operating margin adjusted for certain items, as noted below. The following tables show the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	FISCAL YEAR
	2020		2019
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage costs	31.3%	30.9%	31.4%	31.4%
Labor and other related	32.0%	32.0%	29.6%	29.6%
Other restaurant operating	26.9%	26.9%	24.1%	24.2%

Restaurant-level operating margin	9.9%	10.2%	14.9%	14.7%
_________________
(1)Includes unfavorable (favorable) adjustments recorded in Other restaurant operating expense (unless otherwise noted below) for the following activities, as described in the Adjusted (loss) income from operations, Adjusted net (loss) income and Adjusted diluted (loss) earnings per share table below for the periods indicated:

	FISCAL YEAR
(dollars in millions)	2020	2019
COVID-19-related costs (1)	$(14.3)	$—
Restaurant relocations and related costs	(0.1)	(0.6)
Legal and other matters (2)	—	4.6
Restaurant and asset impairments and closing costs	2.8	4.3
	$(11.6)	$8.3
_________________
(1)Includes $11.0 million of adjustments recorded in Food and beverage costs.
(2)Includes adjustments of $2.7 million and $1.9 million recorded in Food and beverage costs and Other restaurant operating expense, respectively.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant-level operating margin - The following tables reconcile consolidated and segment (Loss) income from operations and the corresponding margins to Restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	FISCAL YEAR
(dollars in thousands)	2020	2019
(Loss) income from operations	$(174,973)	$191,090
Operating (loss) income margin	(5.5)%	4.6%
Less:
Franchise and other revenues	25,925	64,375
Plus:
Depreciation and amortization	180,261	196,811
General and administrative	254,356	275,239
Provision for impaired assets and restaurant closings	76,354	9,085
Restaurant-level operating income	$310,073	$607,850
Restaurant-level operating margin	9.9%	14.9%

U.S.	FISCAL YEAR
(dollars in thousands)	2020	2019
(Loss) income from operations	$(1,630)	$311,666
Operating (loss) income margin	(0.1)%	8.5%
Less:
Franchise and other revenues	15,995	53,250
Plus:
Depreciation and amortization	144,298	152,882
General and administrative	88,536	101,374
Provision for impaired assets and restaurant closings	66,487	4,703
Restaurant-level operating income	$281,696	$517,375
Restaurant-level operating margin	9.8%	14.2%

International	FISCAL YEAR
(dollars in thousands)	2020	2019
(Loss) income from operations	$(13,479)	$44,428
Operating (loss) income margin	(4.7)%	9.8%
Less:
Franchise and other revenues	9,930	11,125
Plus:
Depreciation and amortization	23,722	27,491
General and administrative	18,916	26,540
Provision for impaired assets and restaurant closings	3,640	2,083
Restaurant-level operating income	$22,869	$89,417
Restaurant-level operating margin	8.3%	20.3%

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted (loss) income from operations, Adjusted net (loss) income and Adjusted diluted (loss) earnings per share - The following table reconciles Adjusted (loss) income from operations and the corresponding margins, Adjusted (loss) net income and Adjusted diluted (loss) earnings per share to their respective most comparable U.S. GAAP measures for the periods indicated:

	FISCAL YEAR
(in thousands, except share and per share data)	2020	2019
(Loss) income from operations	$(174,973)	$191,090
Operating (loss) income margin	(5.5)%	4.6%
Adjustments:
COVID-19-related costs (1)	$93,811	$—
Severance and other transformational costs (2)	32,404	5,511
Restaurant relocations and related costs (3)	592	3,208
Legal and other matters (4)	178	(2,996)
Restaurant and asset impairments and closing costs (5)	(2,797)	3,550
Total (loss) income from operations adjustments	$124,188	$9,273
Adjusted (loss) income from operations	$(50,785)	$200,363
Adjusted operating (loss) income margin	(1.6)%	4.8%

Net (loss) income attributable to common stockholders	$(162,211)	$130,573
Adjustments:
(Loss) income from operations adjustments	124,188	9,273
Amortization of debt discount (6)	6,275	—
Total adjustments, before income taxes	$130,463	$9,273
Adjustment to provision for income taxes (7)	(32,526)	(1,263)
Redemption of preferred stock in excess of carrying value (8)	3,496	—
Net adjustments	$101,433	$8,010
Adjusted net (loss) income	$(60,778)	$138,583

Diluted (loss) earnings per share attributable to common stockholders (9)	$(1.85)	$1.45
Adjusted diluted (loss) earnings per share (9)	$(0.69)	$1.54

Diluted weighted average common shares outstanding (9)	87,468	89,777
_________________
(1)Costs incurred in connection with the economic impact of the COVID-19 pandemic, primarily consisting of fixed asset and right-of-use asset impairments, restructuring charges, inventory obsolescence and spoilage, contingent lease liabilities and current expected credit losses. See Note 3 - COVID-19 Charges of the Notes to Consolidated Financial Statements for additional details regarding the impact of certain COVID-19 pandemic-related charges on our financial results.
(2)Severance, professional fees and other costs incurred as a result of transformational and restructuring activities.
(3)Asset impairment charges and accelerated depreciation incurred in connection with our relocation program.
(4)For 2019, includes the recognition of certain value-added tax credits in Brazil of $4.6 million related to prior years, offset by fees and expenses related to certain legal matters.
(5)Asset impairment charges and related costs during 2019 primarily related to approved closure and restructuring initiatives and the restructuring of certain international markets. Amount also includes a lease termination gain of $2.8 million during 2020 and gains on the sale of certain surplus properties of $3.8 million during 2019.
(6)Amortization of the debt discount related to the issuance of the 2025 Notes. See Note 14 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for details.
(7)Income tax effect of the adjustments for the periods presented.
(8)Consideration paid in excess of the carrying value for the redemption of preferred stock of our Abbraccio subsidiary.
(9)Due to the net loss, the effect of dilutive securities was excluded from the calculation of diluted and adjusted diluted loss per share for fiscal year 2020.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

LIQUIDITY

Typically, cash flows generated from operating activities and availability under our revolving credit facility are our principal sources of liquidity, which we use for operating expenses, payments on our debt, remodeling or relocating older restaurants, obligations related to our deferred compensation plans and investment in technology. During 2020, the temporary closure of our dining rooms and the limitations on seating capacity due to the COVID-19 pandemic resulted in significantly reduced traffic in our restaurants which has negatively impacted our operating cashflows.

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
•substantially limited capital expenditures to facility maintenance in support of our off-premises business and safe reopening of our restaurant dining rooms; and
•engaged in constructive dialogue with our landlords regarding operating lease agreement amendments or deferrals.

The above actions are in addition to the significant cost cutting measures for 2020 that we announced and implemented earlier in the year.

In May 2020, we issued $230.0 million aggregate principal amount of 5.00% convertible senior notes due in 2025. Net proceeds from the 2025 Notes were approximately $221.6 million, after deducting the initial purchaser’s discounts and commissions and our offering expenses. See “2025 Notes” below for additional details regarding the convertible senior notes.

Subsequent to December 27, 2020, we made payments of $92.0 million on our revolving credit facility. After consideration of payments made on the revolving credit facility in the second half of 2020 and subsequent to 2020, our total outstanding debt approximates pre-COVID-19 levels.

We believe that our expected liquidity sources are adequate to fund debt service requirements, lease obligations, capital expenditures and working capital obligations during the 12 months following this filing. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Cash and Cash Equivalents - As of December 27, 2020, we had $110.0 million in cash and cash equivalents, of which $40.4 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of December 27, 2020, we had aggregate accumulated foreign earnings of approximately $40.2 million. This amount primarily consists of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional material U.S. federal income taxes. These amounts are no longer considered indefinitely reinvested in our foreign subsidiaries. See Note 21 - Income Taxes of the Notes to Consolidated Financial Statements for further information regarding our indefinite reinvestment assertion.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Closure and Restructuring Initiatives - Total aggregate future undiscounted cash expenditures of $9.7 million to $11.8 million related to lease liabilities for certain closure and restructuring initiatives are expected to occur over the remaining lease terms with the final term ending in January 2029.

Capital Expenditures - We estimate that our capital expenditures will total approximately $170 million to $185 million in 2021. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. Under the Amended Credit Agreement, we are limited to $100.0 million of aggregate capital expenditures for the four fiscal quarters through March 28, 2021.

Credit Facilities - As of December 27, 2020, we had $1.1 billion of outstanding borrowings under our Senior Secured Credit Facility and 2025 Notes. Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the periods indicated:

	SENIOR SECURED CREDIT FACILITY			TOTAL CREDIT FACILITIES
	TERM LOAN A	REVOLVING FACILITY	2025 NOTES
(dollars in thousands)
Balance as of December 30, 2018	$475,000	$599,500	$—	$1,074,500
2019 new debt	—	670,800	—	670,800
2019 payments	(25,000)	(671,300)	—	(696,300)
Balance as of December 29, 2019	450,000	599,000	—	1,049,000
2020 new debt	—	505,000	230,000	735,000
2020 payments	(25,000)	(657,000)	—	(682,000)
Balance as of December 27, 2020 (1)	$425,000	$447,000	$230,000	$1,102,000

Weighted-average interest rate, as of December 27, 2020	2.88%	2.88%	5.00%
Principal maturity date	November 2022	November 2022	May 2025
________________
(1)Subsequent to December 27, 2020, we made payments of $92.0 million on our revolving credit facility.

As of December 27, 2020, we had $533.7 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $19.3 million.

Amended Credit Agreement - On November 30, 2017, we and OSI, as co-borrowers, entered into a credit agreement (the “Credit Agreement”) with a syndicate of institutional lenders, providing for senior secured financing of up to $1.5 billion, consisting of a $500.0 million Term loan A and a $1.0 billion revolving credit facility (the “Senior Secured Credit Facility”), including letter of credit and swing line loan sub-facilities.

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

On May 4, 2020, we and OSI, as co-borrowers, entered into the Amended Credit Agreement which provides relief for the financial covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”). Without such amendment, violation of financial covenants under the original credit agreement could have resulted in default. The Amended Credit Agreement waived the TNLR requirement for the remainder of fiscal year 2020 and requires a TNLR based on a seasonally annualized calculation of Consolidated EBITDA (earnings before interest, taxes,

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

depreciation and amortization and certain other adjustments as defined in the Amended Credit Agreement) not to exceed the following thresholds for the periods indicated:

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

Under the terms of the Amended Credit Agreement, we are required to meet a minimum monthly liquidity threshold of $125.0 million through March 28, 2021, calculated as the sum of available capacity under our revolving credit facility, unrestricted domestic cash on hand and up to $25.0 million of unrestricted cash held by foreign subsidiaries. We are also prohibited from making certain restricted payments, investments or acquisitions until after September 26, 2021, with an exception for investments in our foreign subsidiaries which are capped at $27.5 million. Repurchasing shares of our outstanding common stock and paying dividends are also restricted until after September 26, 2021.

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

The Amended Credit Agreement contains term loan mandatory prepayment requirements of 50% of our annual excess cash flow (as defined in the Amended Credit Agreement) after December 27, 2020. The amount outstanding required to be prepaid may vary based on our leverage ratio and year end results. Other than the annual required minimum amortization premiums of $37.5 million, we do not anticipate any other payments will be required through December 26, 2021.

As of December 27, 2020 and December 29, 2019, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the 12 months following the issuance of our financial statements.

2025 Notes - On May 8, 2020, we completed a $200.0 million principal amount private offering of 5.00% convertible senior notes due in 2025 and on May 12, 2020, issued an additional $30.0 million principal amount in connection with the option granted to the initial purchasers as part of the offering (collectively, the “2025 Notes”). The 2025 Notes will mature on May 1, 2025, unless earlier converted, redeemed or purchased by us. The 2025 Notes bear cash interest at an annual rate of 5.00%, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

As of December 27, 2020, we had the option to settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate.

In February 2021, we provided the trustee of the 2025 Notes notice of our irrevocable election under the indenture to settle the principal portion of the 2025 Notes in cash and any excess in shares.

Convertible Note Hedge and Warrant Transactions - In connection with the offering of the 2025 Notes, we entered into convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with certain of the initial purchasers of the 2025 Notes and/or their respective affiliates and other financial institutions (in this capacity, the (“Hedge Counterparties”). Concurrently with our entry into the Convertible Note Hedge Transactions, we also entered into separate warrant transactions with the Hedge Counterparties collectively relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments, and for which we received proceeds that partially offset the cost of entering into the Convertible Note Hedge Transactions (the “Warrant Transactions”).

The portion of the net proceeds from our offering of the 2025 Notes that was used to pay the premium on the Convertible Note Hedge Transactions (calculated after taking into account our proceeds from the Warrant Transactions) was approximately $19.6 million.

See Note 14 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for additional details regarding the convertible senior notes and related hedge and warrant transactions.

Cash Flow Hedges of Interest Rate Risk - We have variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $550.0 million and mature on November 30, 2022. We pay a weighted-average fixed rate of 3.04% on the notional amount and receive payments from the counterparties based on the one-month London Inter-Bank Offered Rate (“LIBOR”) rate. See Note 17 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$138,849	$317,603
Net cash used in investing activities	(76,639)	(131,291)
Net cash used in financing activities	(16,773)	(189,359)
Effect of exchange rate changes on cash and cash equivalents	(2,174)	(1,631)
Net increase (decrease) in cash, cash equivalents and restricted cash	$43,263	$(4,678)

Operating activities - Net cash provided by operating activities decreased during 2020 as compared to 2019 primarily due to a decrease in net restaurant sales and lower gift card sales. These decreases were partially offset by: (i) decreased variable operating costs as a result of lower net restaurant sales, offset by relief payments made to employees as a result of the COVID-19 pandemic, (ii) deferral of payroll tax payments as a result of the CARES Act, (iii) the timing of collections of receivables and payments made, (iv) lower inventory purchases and (v) lower income tax payments.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Investing activities - The decrease in net cash used in investing activities during 2020 as compared to 2019 was primarily due to: (i) lower capital expenditures from liquidity management in response to the COVID-19 pandemic and restrictions under the Amended Credit Agreement and (ii) an increase in cash withdrawn from Company-owned life insurances policies to settle deferred compensation obligations, partially offset by lower proceeds from the disposal of property, fixtures and equipment and from sale-leaseback transactions.

Financing activities - The decrease in net cash used in financing activities during 2020 as compared to 2019 was primarily due to: (i) proceeds from issuance of convertible senior notes and related warrant transactions and (ii) a decrease in the repurchase of our common stock and payment of dividends on our common stock from liquidity management in response to the COVID-19 pandemic and restrictions under the Amended Credit Agreement. These decreases were partially offset by increases primarily due to: (i) increased repayments on our revolving credit facility, net of drawdowns, (ii) premium payments for Convertible Note Hedge Transactions and (iii) issuance costs and financing fees in connection with our 2025 Notes and Amended Credit Agreement.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	DECEMBER 27, 2020	DECEMBER 29, 2019
Current assets	$323,854	$340,468
Current liabilities	950,104	962,021
Working capital (deficit)	$(626,250)	$(621,553)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $381.6 million and $369.3 million as of December 27, 2020 and December 29, 2019, respectively and (ii) current operating lease liabilities of $176.8 million and $171.9 million as of December 27, 2020 and December 29, 2019, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are used to service debt obligations and make capital expenditures.

Deferred Compensation Programs - Certain Restaurant Managing Partners and Chef Partners in the U.S. (“U.S. Partners”) participate in deferred compensation programs that are subject to the rules of Section 409A of the Internal Revenue Code. The deferred compensation obligation due under these plans was $28.1 million and $49.0 million as of December 27, 2020 and December 29, 2019, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under these deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The obligation for U.S. Partners’ deferred compensation was fully funded as of December 27, 2020. From time to time, we may utilize operating cash for short periods to fund deferred compensation plan distributions due to restrictions on the timing of withdrawals from the “rabbi” trust account, however, once available for withdrawal, funds from the “rabbi” trust may be returned to operating cash.

Other Compensation Programs - Certain U.S. Partners participate in a non-qualified long-term compensation program that we fund as the obligation for each participant becomes due.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DIVIDENDS AND SHARE REPURCHASES

During the first quarter of 2020, we declared and paid dividends of $0.20 per share. In May 2020, we entered into an Amended Credit Agreement, the terms of which contain certain restrictions on cash dividends and share repurchases until after September 26, 2021 and we are compliant with our financial covenants. In 2019, we declared and paid quarterly cash dividends of $0.10 per share.

Following is a summary of our share repurchase programs as of December 27, 2020 (dollars in thousands):

SHARE REPURCHASE PROGRAM	BOARD APPROVAL DATE	AUTHORIZED	REPURCHASED	CANCELLED OR EXPIRED	REMAINING
2014	December 12, 2014	$100,000	$100,000	$—	$—
2015	August 3, 2015	$100,000	69,999	$30,001	$—
2016	February 12, 2016	$250,000	139,892	$110,108	$—
July 2016	July 26, 2016	$300,000	247,731	$52,269	$—
2017	April 21, 2017	$250,000	195,000	$55,000	$—
2018	February 16, 2018	$150,000	113,967	$36,033	$—
2019	February 12, 2019	$150,000	106,992	$43,008	$—
Total share repurchase programs			$973,581
The following table presents our dividends and share repurchases for the periods indicated:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES (1)	TOTAL
Fiscal year 2020	$17,480	$—	$17,480
Fiscal year 2019	35,734	106,992	142,726
Fiscal year 2018	33,312	113,967	147,279
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2015	29,332	169,999	199,331
Total	$178,225	$973,581	$1,151,806
________________
(1)Excludes share repurchases for the settlement of taxes related to equity awards of $180, $447 and $770 for fiscal years 2017, 2016 and 2015, respectively.

Our ability to pay dividends and make share repurchases is dependent on our ability to obtain funds from our subsidiaries, have access to our revolving credit facility and the existence of surplus.

OFF-BALANCE SHEET ARRANGEMENTS

We guarantee certain lease agreements primarily related to divested restaurant properties in circumstances where we have assigned our lease interest. See Note 22 - Commitments and Contingencies for additional details regarding our lease guarantees.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

OTHER MATERIAL COMMITMENTS

Our operating lease obligations, debt obligations, contractual obligations and commitments as of December 27, 2020 are summarized in the following table:

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
(dollars in thousands)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Recorded Contractual Obligations
Operating leases (1)	$2,510,001	$196,616	$375,572	$349,396	$1,588,417
Long-term debt (2)	1,104,405	38,750	835,260	230,395	—
Deferred compensation and other partner obligations (3)	47,488	15,182	21,100	4,321	6,885
Other recorded contractual obligations (4)	27,612	4,557	4,456	1,681	16,918
Unrecorded Contractual Obligations
Interest (5)	132,958	55,114	62,511	15,333	—
Purchase obligations (6)	230,608	146,550	49,981	34,077	—
Total contractual obligations	$4,053,072	$456,769	$1,348,880	$635,203	$1,612,220
____________________
(1)Amounts represent undiscounted future minimum rental commitments under non-cancelable operating leases. Includes $1.0 billion related to lease renewal options that are reasonably certain of exercise.
(2)Includes finance lease obligations and convertible senior notes. Amount is not reduced by unamortized debt discount, debt issuance costs and finance lease interest totaling $67.9 million.
(3)Includes deferred compensation obligations, deposits and other accrued obligations due to our restaurant partners. Timing and amounts of payments may vary significantly based on employee turnover, return of deposits and changes to buyout values.
(4)Includes other long-term liabilities, primarily consisting of non-partner deferred compensation obligations. Unrecognized tax benefits are excluded from this table since it is not possible to estimate when these future payments will occur.
(5)Projected future interest payments on long-term debt are based on interest rates in effect as of December 27, 2020 and assume only scheduled principal payments. Estimated interest expense includes the impact of our variable-to-fixed interest rate swap agreements.
(6)Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have purchase obligations with various vendors that consist primarily of inventory, technology, advertising and restaurant-level service contracts.

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

If the qualitative assessment is not performed or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the fair value of the reporting unit is calculated. Fair value of a reporting unit is the price a willing buyer would pay for the reporting unit and is estimated by utilizing a weighted average of the income approach, using a discounted cash flow model, and, when appropriate, the market approach including the guideline public company method and guideline transaction method. The key estimates and assumptions used in these models are future cash flow estimates, which are heavily influenced by revenue growth rates, operating margins and capital expenditures. The fair value of the trade name is determined through a relief from royalty method.

The carrying value of the reporting unit is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an indicator of impairment.

The carrying value of goodwill as of December 27, 2020 was $271.2 million. The COVID-19 outbreak was considered a triggering event during the first quarter of 2020 and therefore we performed a quantitative assessment for our four U.S. and three international reporting units. Based on this assessment, which utilized a discounted cash flow analysis, we recorded full impairment of goodwill related to our Hong Kong reporting unit of $2.0 million, within the international segment during the first quarter of 2020. We also determined the fair value of each remaining reporting unit was more than 100% in excess of its carrying value with the exception of one international reporting unit, which had a goodwill carrying value of $69.3 million and a reporting unit fair value approximately 39% in excess of its reporting unit carrying value.

We also performed our annual impairment test in the second quarter of 2020 by utilizing the quantitative approach with the same assumptions and analysis used in the first quarter and determined that there were no additional events or circumstances to indicate that it was more likely than not that the fair value of our reporting units was less than their carrying values. Our interim and annual impairment tests utilized a discounted cash flows model, using significant assumptions to project future cash flows including operating margins, to estimate the fair value of our reporting units.

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

Leases - We use judgment to determine the reasonably certain lease term, which in turn, impacts the applicable incremental borrowing rate (“IBR”) used to calculate the initial lease liability for each portfolio of leases. We

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

determined the present value of the lease liabilities by using a country specific IBR and applying a single rate to the respective portfolio of leases based on term, regardless of the underlying asset type.

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

We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below our specified retention levels or per-claim deductible amounts. Our liability for insurance claims was $52.8 million and $54.3 million as of December 27, 2020 and December 29, 2019, respectively. In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, and the frequency and severity of claims. Reserves recorded for workers’ compensation and general or liquor liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 50 basis point increase to the discount rate and a decrease to a zero discount rate in our insurance claim liabilities as of December 27, 2020, would have affected net earnings by $0.8 million and $(0.4) million, respectively, in 2020.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Estimates and assumptions are based upon information currently available, including historical experience and current business and economic conditions. A simultaneous 10% change in our volatility, forfeiture rate, weighted-average risk-free interest rate, dividend rate and term of grant in our stock option pricing model for 2020 would not have a material effect on net income.

Our performance-based share units (“PSUs”) require assumptions regarding the likelihood of achieving certain Company performance criteria set forth in the award agreements. Assumptions used in our assessment are consistent with our internal forecasts and operating plans.

If we assumed that the PSU performance conditions for stock-based awards were not met, stock-based compensation expense would have decreased by $8.1 million for 2020, including reversal of expense recorded in prior years. If we assumed that all granted PSU share awards met or will meet their maximum threshold, expense would have increased by $5.1 million for 2020.

Income Taxes - Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years in which we expect those temporary differences to reverse. As of December 27, 2020, tax loss carryforwards and credit carryforwards that do not have a valuation allowance are expected to be recoverable within the applicable statutory expiration periods. We currently expect to utilize general business tax credit carryforwards within a 10-year period. However, our ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in assumptions regarding our level and composition of earnings, tax laws or the deferred tax valuation allowance and the results of tax audits, may materially impact the effective income tax rate.`

Our income tax returns, like those of most companies, are periodically audited by U.S. and foreign tax authorities. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and generally accepted accounting principles. A tax benefit from an uncertain position is recognized only if it is more likely than not that the position is sustainable based on its technical merits. For uncertain tax positions that do not meet this threshold, we recognize a liability. The liability for unrecognized tax benefits requires significant management judgment regarding exposures about our various tax positions. These assumptions and probabilities are reviewed and updated based upon new information. An unfavorable tax settlement generally requires the use of cash and an increase in the amount of income tax expense we recognize.

Revenue Recognition - We sell gift cards to customers in our restaurants, through our websites and through select third parties. A liability is initially established for the value of the gift card when sold. We recognize revenue from gift cards when the card is redeemed by the customer. There is uncertainty when calculating gift card breakage, the amount of gift cards which will not be redeemed, because management is required to make assumptions and to apply judgment regarding the effects of future events. We recognize gift card breakage revenue using estimates based on historical redemption patterns. If actual redemptions vary from the estimated breakage, gift card breakage revenue may differ from the amount recorded. We periodically update our estimates used for breakage and apply that rate to gift card redemptions. A change in our breakage rate estimates by 50 basis points would have resulted in an adjustment in our breakage revenue of $1.5 million for 2020.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted in 2020 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

We manage our exposure to market risk through regular operating and financing activities and when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for speculative purposes. See Note 17 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

As of December 27, 2020, our interest rate risk was primarily from variable interest rate changes on our Senior Secured Credit Facility. To manage the risk of fluctuations in variable interest rate debt, we have interest rate swaps for an aggregate notional amount of $550.0 million that mature on November 30, 2022.

We utilize valuation models to estimate the effects of changing interest rates. The following table summarizes the changes to fair value and interest expense under a shock scenario. This analysis assumes that interest rates change suddenly, as an interest rate “shock” and continue to increase or decrease at a consistent level above or below the LIBOR curve.

	DECEMBER 27, 2020
(dollars in thousands)	INCREASE	DECREASE
Change in fair value (1):
Interest rate swap	$10,716	$(10,983)

Change in annual interest expense (2):
Variable rate debt	$3,079	$(369)
________________
(1)The potential change from a hypothetical 100 basis point increase (decrease) in short-term interest rates.
(2)The potential change from a hypothetical 100 basis point increase and a decrease to zero basis points in short-term interest rates based on the LIBOR curve. The curve ranges from our interest rate of 11 basis points to 13 basis points.

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

For 2020, 9.0% of our revenue was generated in foreign currencies. A 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net (loss) income for our foreign entities by $30.6 million and $1.7 million, respectively.

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

Historically, we have utilized derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices. As of December 27, 2020 and December 29, 2019, no derivatives were included in our consolidated financial statements.

In addition to the market risks identified above, we are subject to business risk as our U.S. beef supply is highly dependent upon a limited number of vendors. If these vendors were unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies. See Note 22 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further details.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2020 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 27, 2020.

The effectiveness of our internal control over financial reporting as of December 27, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

BLOOMIN’ BRANDS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bloomin’ Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bloomin’ Brands, Inc. and its subsidiaries (the “Company”) as of December 27, 2020 and December 29, 2019, and the related consolidated statements of operations and comprehensive (loss) income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 27, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Insurance Reserves

As described in Notes 2 and 22 to the consolidated financial statements, the Company’s consolidated discounted insurance reserves balance was $52.8 million as of December 27, 2020. The Company carries insurance programs with specific retention levels or high per-claim deductibles for a significant portion of expected losses under its workers’ compensation, general or liquor liability, health, property and management liability insurance programs. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, management considers certain actuarial assumptions and judgments regarding economic conditions and the frequency and severity of claims. Reserves recorded for workers’ compensation and general liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the estimated reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the actuarial assumptions related to economic conditions and the frequency and severity of claims, and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of insurance reserves. These procedures also included, among others (i) evaluating management’s process for developing the insurance reserves, (ii) evaluating the appropriateness of management’s actuarial methods used, (iii) evaluating the reasonableness of the actuarial assumptions related to economic conditions and the frequency and severity of claims, and (iv) testing the completeness and accuracy of underlying

BLOOMIN’ BRANDS, INC.
data used in the valuation. Evaluating the actuarial assumptions related to economic conditions and the frequency and severity of claims involved evaluating whether the assumptions were reasonable considering inflation and the environment and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s actuarial methods used in determining the insurance reserves and evaluating the reasonableness of assumptions related to economic conditions.

Goodwill Interim Impairment Assessment of One International Reporting Unit

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $271.2 million as of December 27, 2020 and $282.6 million as of March 29, 2020, and the goodwill associated with one international reporting unit was $69.3 million as of March 29, 2020. The Company conducts an impairment test annually, in the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The COVID-19 outbreak was considered a triggering event during the first quarter of 2020, and management performed a quantitative assessment for four U.S. and three international reporting units as of March 29, 2020. As a result of this test, management determined the fair value of each reporting unit was more than 100% in excess of its carrying value with the exception of (i) one international reporting unit, which had a goodwill carrying value of $69.3 million and a reporting unit fair value approximately 39% in excess of its reporting unit carrying value; and (ii) the Hong Kong reporting unit, for which management recorded a full impairment. Management utilized a discounted cash flow model to estimate fair value of the reporting units. Determining the fair value of the one international reporting unit involved the use of significant assumptions with respect to the calculation of projected future cash flows, including operating margins.

The principal considerations for our determination that performing procedures relating to the goodwill interim impairment assessment of one international reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to operating margins, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of one of the Company’s international reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness and accuracy of underlying data used in the model, and (iv) evaluating the significant assumptions used by management related to operating margins. Evaluating management’s assumptions related to operating margins involved evaluating whether the assumptions were reasonable considering the current and past performance of the reporting unit, the consistency with external market and industry data, and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s discounted cash flow model.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 24, 2021

We have served as the Company’s auditor since 1998.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 27, 2020	DECEMBER 29, 2019
ASSETS
Current assets
Cash and cash equivalents	$109,980	$67,145
Restricted cash and cash equivalents	428	—
Inventories	61,928	86,861
Other current assets, net	151,518	186,462
Total current assets	323,854	340,468
Property, fixtures and equipment, net	887,687	1,036,077
Operating lease right-of-use assets	1,172,910	1,266,548
Goodwill	271,164	288,439
Intangible assets, net	459,983	470,615
Deferred income tax assets, net	153,883	73,426
Other assets, net	92,626	117,110
Total assets	$3,362,107	$3,592,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$141,457	$174,877
Accrued and other current liabilities	388,321	391,451
Unearned revenue	381,616	369,282
Current portion of long-term debt	38,710	26,411
Total current liabilities	950,104	962,021
Non-current operating lease liabilities	1,217,921	1,279,051
Deferred income tax liabilities, net	—	13,777
Long-term debt, net	997,770	1,022,293
Other long-term liabilities, net	185,355	138,060
Total liabilities	3,351,150	3,415,202
Commitments and contingencies (Note 22)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of December 27, 2020 and December 29, 2019	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 87,855,571 and 86,945,869 shares issued and outstanding as of December 27, 2020 and December 29, 2019, respectively	879	869
Additional paid-in capital	1,132,808	1,094,338
Accumulated deficit	(918,096)	(755,089)
Accumulated other comprehensive loss	(211,446)	(169,776)
Total Bloomin’ Brands stockholders’ equity	4,145	170,342
Noncontrolling interests	6,812	7,139
Total stockholders’ equity	10,957	177,481
Total liabilities and stockholders’ equity	$3,362,107	$3,592,683

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	FISCAL YEAR
	2020	2019	2018
Revenues
Restaurant sales	$3,144,636	$4,075,014	$4,060,871
Franchise and other revenues	25,925	64,375	65,542
Total revenues	3,170,561	4,139,389	4,126,413
Costs and expenses
Food and beverage costs	982,702	1,277,824	1,295,588
Labor and other related	1,005,295	1,207,289	1,197,297
Other restaurant operating	846,566	982,051	967,099
Depreciation and amortization	180,261	196,811	201,593
General and administrative	254,356	275,239	282,720
Provision for impaired assets and restaurant closings	76,354	9,085	36,863
Total costs and expenses	3,345,534	3,948,299	3,981,160
(Loss) income from operations	(174,973)	191,090	145,253
Loss on modification of debt	(237)	—	—
Other income (expense), net	131	(143)	(11)
Interest expense, net	(64,442)	(49,257)	(44,937)
(Loss) income before (benefit) provision for income taxes	(239,521)	141,690	100,305
(Benefit) provision for income taxes	(80,726)	7,573	(9,233)
Net (loss) income	(158,795)	134,117	109,538
Less: net (loss) income attributable to noncontrolling interests	(80)	3,544	2,440
Net (loss) income attributable to Bloomin’ Brands	(158,715)	130,573	107,098
Redemption of preferred stock in excess of carrying value	(3,496)	—	—
Net (loss) income attributable to common stockholders	$(162,211)	$130,573	$107,098

Net (loss) income	$(158,795)	$134,117	$109,538
Other comprehensive (loss) income:
Foreign currency translation adjustment	(37,516)	(16,625)	(36,132)
Unrealized loss on derivatives, net of tax	(14,741)	(11,944)	(7,100)
Reclassification of adjustment for loss on derivatives included in Net (loss) income, net of tax	9,923	1,805	120
Comprehensive (loss) income	(201,129)	107,353	66,426
Less: comprehensive (loss) income attributable to noncontrolling interests	(744)	3,801	2,884
Comprehensive (loss) income attributable to Bloomin’ Brands	$(200,385)	$103,552	$63,542

(Loss) earnings per share attributable to common stockholders:
Basic	$(1.85)	$1.47	$1.16
Diluted	$(1.85)	$1.45	$1.14
Weighted average common shares outstanding:
Basic	87,468	88,839	92,042
Diluted	87,468	89,777	94,075

Cash dividends declared per common share	$0.20	$0.40	$0.36

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

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT

Balance, December 29, 2019	86,946	$869	$1,094,338	$(755,089)	$(169,776)	$7,139	$177,481
Cumulative-effect from a change in accounting principle, net of tax	—	—	—	(4,292)	—	—	(4,292)
Net loss	—	—	—	(158,715)	—	(80)	(158,795)
Other comprehensive loss, net of tax	—	—	—	—	(42,187)	(147)	(42,334)
Cash dividends declared, $0.20 per common share	—	—	(17,480)	—	—	—	(17,480)
Stock-based compensation	—	—	14,802	—	—	—	14,802
Consideration for preferred stock in excess of carrying value, net of tax	—	—	(3,496)	—	517	1,261	(1,718)
Common stock issued under stock plans (1)	910	10	(17)	—	—	—	(7)
Purchase of noncontrolling interests	—	—	(156)	—	—	96	(60)
Distributions to noncontrolling interests	—	—	—	—	—	(1,908)	(1,908)
Contributions from noncontrolling interests	—	—	—	—	—	451	451
Equity component value of convertible senior note issuance, net of tax of $650	—	—	64,367	—	—	—	64,367
Sale of common stock warrant	—	—	46,690	—	—	—	46,690
Purchase of convertible note hedge	—	—	(66,240)	—	—	—	(66,240)
Balance, December 27, 2020	87,856	$879	$1,132,808	$(918,096)	$(211,446)	$6,812	$10,957
________________
(1)Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2020	2019	2018

Cash flows provided by operating activities:
Net (loss) income	$(158,795)	$134,117	$109,538
Adjustments to reconcile Net (loss) income to cash provided by operating activities:
Depreciation and amortization	180,261	196,811	201,593
Amortization of debt discounts and issuance costs	10,142	2,517	2,561
Amortization of deferred gift card sales commissions	20,927	26,094	27,227
Provision for impaired assets and restaurant closings	76,354	9,085	36,863
Non-cash operating lease costs	74,436	73,357	—
Provision for expected credit losses and contingent lease liabilities	7,225	—	—
Inventory obsolescence and spoilage	10,169	—	—
Stock-based and other non-cash compensation expense	14,802	24,651	27,433
Deferred income tax benefit	(88,256)	(25,890)	(29,490)
Loss on sale of a business or subsidiary	—	206	—
Loss on modification of debt	237	—	—
Recognition of deferred gain on sale-leaseback transactions	—	—	(12,336)
Loss (gain) on disposal of property, fixtures and equipment	1,261	(2,984)	(585)
Other, net	(5,193)	(10,471)	4,943
Change in assets and liabilities:
Decrease (increase) in inventories	19,857	(15,388)	(24,707)
Decrease (increase) in other current assets	14,392	(40,519)	(25,405)
Decrease (increase) in other assets	3,688	(890)	(3,190)
Decrease in operating right-of-use assets, net	412	391	—
Decrease in accounts payable and accrued and other current liabilities	(61,638)	(23,497)	(39,871)
Increase in deferred rent	—	—	8,737
Increase in unearned revenue	10,569	26,676	12,199
Decrease in operating lease liabilities	(50,626)	(69,886)	—
Increase (decrease) in other long-term liabilities	58,625	13,223	(7,436)
Net cash provided by operating activities	138,849	317,603	288,074
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	2,178	18,291	14,041
Proceeds from sale-leaseback transactions, net	—	7,085	16,160
Capital expenditures	(87,842)	(161,926)	(208,224)
Other investments, net	9,025	5,259	727
Net cash used in investing activities	$(76,639)	$(131,291)	$(177,296)

		(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2020	2019	2018

Cash flows used in financing activities:
Proceeds from issuance of long-term debt, net	$—	$—	$1,637
Repayments of long-term debt and finance lease obligations	(26,326)	(27,259)	(26,686)
Proceeds from borrowings on revolving credit facilities, net	505,000	670,800	476,829
Repayments of borrowings on revolving credit facilities	(657,000)	(671,300)	(478,500)
Financing fees	(3,096)	—	—
Proceeds from issuance of convertible senior notes	230,000	—	—
Proceeds from issuance of warrants	46,690	—	—
Purchase of convertible note hedge	(66,240)	—	—
Issuance costs related to convertible senior notes	(8,416)	—	—
(Payments of taxes) proceeds from share-based compensation, net	(7)	2,707	36,612
Distributions to noncontrolling interests	(1,908)	(7,214)	(6,943)
Contributions from noncontrolling interests	451	1,349	2,037
Purchase of limited partnership and noncontrolling interests	(60)	(41)	(2,112)
Payments for partner equity plan	(16,906)	(15,675)	(19,947)
Repurchase of common stock	—	(106,992)	(113,967)
Cash dividends paid on common stock	(17,480)	(35,734)	(33,312)
Redemption of subsidiary preferred stock	(1,475)	—	—
Net cash used in financing activities	(16,773)	(189,359)	(164,352)
Effect of exchange rate changes on cash and cash equivalents	(2,174)	(1,631)	(4,146)
Net increase (decrease) in cash, cash equivalents and restricted cash	43,263	(4,678)	(57,720)
Cash, cash equivalents and restricted cash as of the beginning of the period	67,145	71,823	129,543
Cash, cash equivalents and restricted cash as of the end of the period	$110,408	$67,145	$71,823
Supplemental disclosures of cash flow information:
Cash paid for interest	$52,630	$47,893	$41,681
Cash paid for income taxes, net of refunds	8,415	23,995	15,839
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$19,451	$67,955	$—
Leased assets obtained in exchange for new finance lease liabilities	1,367	208	—
Increase (decrease) in liabilities from the acquisition of property, fixtures and equipment	1,152	(2,899)	2,699

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of Business

Bloomin’ Brands, Inc. (“Bloomin’ Brands” or the “Company”), a holding company that conducts its operations through its subsidiaries, is one of the largest casual dining restaurant companies in the world, with a portfolio of leading, differentiated restaurant concepts. OSI Restaurant Partners, LLC (“OSI”) is the Company’s primary operating entity.

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

To ensure timely reporting, the Company consolidates the results of its Brazil operations on a one month calendar lag. There were no intervening events that would materially affect the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended December 27, 2020.

COVID-19 Pandemic - In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. In response to COVID-19, the Company temporarily closed all restaurant dining rooms in the U.S. as of March 20, 2020 and shifted operations to provide only take-out and delivery service, resulting in significantly reduced traffic in its restaurants. In early May 2020, the Company began to reopen its restaurant dining rooms with limited seating capacity in compliance with state and local regulations. As of December 27, 2020, 85% of the Company’s restaurant dining rooms were open with many still subject to seating capacity restrictions. The temporary closure of the Company’s dining rooms and the limitations on seating capacity in its reopened dining rooms have resulted in significantly reduced traffic in the Company’s restaurants. The negative effect of COVID-19 on the Company’s business was significant during 2020. See Note 3 - COVID-19 Charges for details regarding certain charges resulting from the COVID-19 pandemic.

Principles of Consolidation - All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities’ operations. The Company is a franchisor of 317 restaurants as of December 27, 2020, but does not possess any ownership interests in its franchisees and does not provide material direct financial support to its franchisees. These franchise relationships are not deemed variable interest entities and are not consolidated.

Investments in entities the Company does not control, but where the Company’s interest is generally between 20% and 50% and the Company has the ability to exercise significant influence over the entity, are accounted for under the equity method.

Fiscal Year - The Company utilizes a 52-53 week year ending on the last Sunday in December. In a 52 week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter. Fiscal years 2020, 2019 and 2018 consisted of 52 weeks.

Use of Estimates - The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Cash and Cash Equivalents - Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less. Cash and cash equivalents include $37.1 million and $44.8 million, as of December 27, 2020 and December 29, 2019, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

Concentrations of Credit and Counterparty Risk - Financial instruments that potentially subject the Company to a concentration of credit risk and credit losses are through credit card receivables and trade accounts receivable consisting primarily of amounts due for gift card, vendor, franchise and other receivables. Gift card, vendor and other receivables consist primarily of amounts due from gift card resellers and vendor rebates. The Company considers the concentration of credit risk for gift card, vendor and other receivables to be minimal due to the payment histories and general financial condition of its gift card resellers and vendors. Amounts due from franchisees consist of initial franchise fees, royalty income and advertising fees. See Note 8 - Other Current Assets, Net for disclosure of trade receivables by category as of December 27, 2020 and December 29, 2019.

Financial instruments that potentially subject the Company to concentrations of counterparty risk are cash and cash equivalents, restricted cash and derivatives. The Company attempts to limit its counterparty risk by investing in certificates of deposit, money market funds, noninterest-bearing accounts and other highly rated investments. Whenever possible, the Company selects investment grade counterparties and rated money market funds in order to mitigate its counterparty risk. At times, cash balances may be in excess of FDIC insurance limits. See Note 17 - Derivative Instruments and Hedging Activities for a discussion of the Company’s use of derivative instruments and management of credit risk inherent in derivative instruments.

Allowance for Expected Credit Losses - The Company evaluates the collectability of credit card and trade receivables based on historical loss experience by risk pool and records periodic adjustments for factors such as deterioration of economic conditions, specific customer circumstances and changes in the aging of accounts receivable balances. Losses are charged off in the period in which they are determined to be uncollectible. See Note 20 - Allowance for Expected Credit Losses for a discussion of the Company’s allowance for expected credit losses.

The Company assigned its interest, and is contingently liable, under certain real estate leases, primarily related to divested restaurant properties. Contingent lease liabilities related to these guarantees are calculated based on management’s estimate of exposure to losses which includes historical analysis of credit losses, including known instances of default, and existing economic conditions. See Note 22 - Commitments and Contingencies for a discussion of the Company’s contingent lease liabilities.

In instances where there was no established loss history, S&P speculative-grade default rates are utilized as an estimated expected credit loss rate.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
____________________
(1)Includes improvements to leased properties which are depreciated over the shorter of their useful life or the reasonably certain lease term, including renewal periods that are reasonably certain.

Repair and maintenance costs that maintain the appearance and functionality of the restaurant, but do not extend the useful life of any restaurant asset are expensed as incurred. The Company suspends depreciation and amortization for assets held for sale. The cost and related accumulated depreciation of assets sold or disposed of are removed from the Company’s Consolidated Balance Sheets, and any resulting gain or loss is generally recognized in Other restaurant operating expense in its Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company capitalizes direct and indirect internal costs associated with the acquisition, development, design and construction of Company-owned restaurant locations as these costs have a future benefit to the Company. Upon restaurant opening, these costs are depreciated and charged to depreciation and amortization expense. Internal costs of $2.7 million, $6.4 million and $6.9 million were capitalized during 2020, 2019 and 2018, respectively.

For 2020 and 2019, computer equipment and software costs of $1.4 million and $7.4 million, respectively, were capitalized. As of December 27, 2020 and December 29, 2019, there was $8.8 million and $25.7 million, respectively, of unamortized computer equipment and software included in Property, fixtures and equipment, net on the Company’s Consolidated Balance Sheets.

Goodwill and Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. The Company’s indefinite-lived intangible assets consist of trade names and are recorded at fair value as of the date of acquisition. Goodwill and indefinite-lived intangible assets are tested for impairment annually, as of the first day of the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Definite-lived intangible assets, which consist primarily of trademarks and reacquired franchise rights, are recorded at fair value as of the date of acquisition, amortized over their estimated useful lives and tested for impairment, using the relief from royalty method, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Derivatives - The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Deferred Financing Fees - For its revolving credit facility, the Company records deferred financing fees related to the issuance of debt obligations in Other assets, net on its Consolidated Balance Sheets. For fees associated with all other debt obligations, the Company records deferred financing fees as a reduction of Long-term debt, net.

The Company amortizes deferred financing fees to interest expense over the term of the respective financing arrangement, primarily using the effective interest method. The Company amortized deferred financing fees of $3.9 million, $2.5 million and $2.6 million to interest expense for 2020, 2019 and 2018, respectively.

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

Insurance Reserves - The Company carries insurance programs with specific retention levels or high per-claim deductibles for a significant portion of expected losses under its workers’ compensation, general or liquor liability, health, property and management liability insurance programs. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, the Company considers actuarial assumptions and judgments regarding economic conditions, and the frequency and severity of claims. Reserves recorded for workers’ compensation and general liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

Share Repurchase - Shares repurchased are retired. The par value of the repurchased shares is deducted from common stock and the excess of the purchase price over the par value of the shares is recorded to Accumulated deficit.

Revenue Recognition - The Company records food and beverage revenues, net of discounts and taxes, upon delivery to the customer. Franchise-related revenues are included in Franchise and other revenues in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Royalties, which are a percentage of net sales of the franchisee, are recognized as revenue in the period which the sales are reported to have occurred provided collectability is reasonably assured.

Proceeds from the sale of gift cards, which do not have expiration dates, are recorded as deferred revenue and recognized as revenue upon redemption by the customer. The Company applies the portfolio approach practical expedient to account for gift card contracts and performance obligations. Gift card breakage, the amount of gift

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

cards which will not be redeemed, is recognized using estimates based on historical redemption patterns. If actual redemptions vary from assumptions used to estimate breakage, gift card breakage income may differ from the amount recorded. The Company periodically updates its estimates used for breakage. Breakage revenue is recorded as a component of Restaurant sales in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Approximately 84% of deferred gift card revenue is expected to be recognized within 12 months of inception. Gift card sales that are accompanied by a bonus gift card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale. Revenue is recorded when the bonus card is redeemed or expires at the estimated fair market value of the bonus card.

Gift card sales commissions paid to third-party providers are capitalized and subsequently amortized to Other restaurant operating expense based on historical gift card redemption patterns. See Note 4 - Revenue Recognition for rollforwards of deferred gift card sales commissions and unearned gift card revenue.

Advertising fees charged to franchisees are recognized in Franchise and other revenues in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income provided collectability is reasonably assured. Initial franchise and renewal fees are recognized over the term of the franchise agreement and renewal period, respectively. The weighted average remaining term of franchise agreements and renewal periods was approximately 13 years as of December 27, 2020.

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
The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and reports revenue net of taxes in its Consolidated Statements of Operations and Comprehensive (Loss) Income.

Leases - The Company’s determination of whether an arrangement contains a lease is based on an evaluation of whether the arrangement conveys the right to use and control specific property or equipment. The Company leases restaurant and office facilities and certain equipment under operating leases primarily having initial terms between one and 20 years. Restaurant facility leases generally have renewal periods totaling five to 30 years, exercisable at the option of the Company. Contingent rentals represent payment of variable lease obligations based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement for certain restaurant facility leases. The Company also has certain leases, which reset periodically based on a specified index. Such leases are recorded using the index that existed at lease commencement. Subsequent changes in the index are recorded as variable rental payments. Variable rental payments are expensed as incurred in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income and future variable rent obligations are not included within the lease liabilities on the Consolidated Balance Sheets. The depreciable life of lease assets and leasehold improvements are limited by the expected lease term. None of the Company’s leases contain any material residual value guarantees or material restrictive covenants.

The Company accounts for fixed lease and non-lease components of a restaurant facility lease as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to account for the lease assets and liabilities. Leases with an initial term of 12 months or less are not recorded on its Consolidated Balance Sheets, and are recognized on a straight-line basis over the lease term within Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably certain. Rent expense is recorded in Other restaurant operating in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Payments received from landlords as incentives for leasehold improvements are recorded as a reduction of the right-of-use asset and amortized on a straight-line basis over the term of the lease as a reduction of rent expense.

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

Consideration Received from Vendors - The Company receives consideration for a variety of vendor-sponsored programs, such as volume rebates, promotions and advertising allowances. Advertising allowances are intended to offset the Company’s costs of promoting and selling menu items in its restaurants. Vendor consideration is recorded as a reduction of Food and beverage costs or Other restaurant operating expense when recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Restaurant closure costs, including lease termination fees, are expensed as incurred. When the Company ceases using the property rights under a non-cancelable operating lease, it records a liability for the net present value of any remaining non-rent lease-related obligations as a result of lease termination, less the estimated subtenant cost recovery that can reasonably be obtained for the property. Any subsequent adjustment to that liability as a result of lease termination or changes in estimates of cost recovery is recorded in the period incurred. The associated expense is recorded in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable.

Advertising Costs - Advertising production costs are expensed in the period when the advertising first occurs. All other advertising costs are expensed in the period in which the costs are incurred. Advertising expense of $67.3 million, $146.1 million and $147.8 million for 2020, 2019 and 2018, respectively, was recorded in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Legal Costs - Settlement costs are accrued when they are deemed probable and reasonably estimable. Legal fees are recognized as incurred and are reported in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

Research and Development Expenses (“R&D”) - R&D is expensed as incurred in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. R&D primarily consists of payroll and benefit costs. R&D was $2.4 million, $3.4 million and $3.8 million for 2020, 2019 and 2018, respectively.

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

Basic and Diluted (Loss) Earnings per Share - The Company computes basic earnings per share based on the weighted average number of common shares that were outstanding during the period. Except where the result would be antidilutive, diluted earnings per share includes the dilutive effect of common stock equivalents, consisting of restricted stock units, performance-based share units and stock options, and the Company’s convertible senior notes and related warrants, using the treasury stock method. Performance-based share units are considered dilutive when the related performance criterion has been met.

As of December 27, 2020, the Company expected to settle the principal amount of its outstanding convertible senior notes in cash and any excess in shares. As a result, only the amounts in excess of the principal amount, if applicable, were considered in diluted earnings per share under the treasury stock method.

On December 28, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” (“ASU No. 2020-06”) and transitioned to the “if-converted” method for calculating diluted earnings per share required under the new standard beginning in 2021. The “if-converted” method requires inclusion in diluted earnings per share the full number of common shares issuable upon conversion, unless settlement is required to be

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

paid in cash upon conversion. See Recently Adopted Financial Accounting Standards below for additional details regarding the impact of adopting ASU No. 2020-06.

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

Recently Adopted Financial Accounting Standards - On December 28, 2020, the Company adopted ASU No. 2020-06, which removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. ASU No. 2020-06 also requires the application of the “if-converted” method for calculating diluted earnings per share and the treasury stock method is no longer available. The Company adopted ASU No. 2020-06 using the modified retrospective approach which resulted in a cumulative-effect adjustment that increased (decreased) the following Consolidated Balance Sheet accounts during the first quarter of 2021:

ADJUSTMENT	CONSOLIDATED BALANCE SHEET CLASSIFICATION	AMOUNT (in millions)
Deferred tax impact of cumulative-effect adjustment	Deferred income tax assets, net	$14.9
Debt discount reclassification	Long-term debt, net	$59.9
Equity issuance costs reclassification	Long-term debt, net	$(2.1)
Debt discount amortization reclassification, net of tax	Accumulated deficit	$4.4
Net impact of cumulative-effect adjustment	Additional paid-in capital	$(47.3)

After adopting ASU No. 2020-06, the Company’s convertible senior notes will be reflected entirely as a liability since the embedded conversion feature is no longer separately presented within stockholders’ equity. During 2020, the Company recognized debt discount amortization of $6.3 million within Interest expense, net related to its convertible senior notes. In February 2021, the Company made an irrevocable election under the indenture to require the principal portion of its convertible senior notes to be settled in cash and any excess in shares. Following the irrevocable notice, only the amounts settled in excess of the principal will be considered in diluted earnings per share under the “if-converted” method.

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2020-04”). The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU No. 2020-04 was effective beginning March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has elected to apply the hedge accounting expedients related to hedge effectiveness for future LIBOR-indexed cash flows, which enables the Company to continue to apply hedge accounting to hedging relationships impacted by reference rate reform. Application of these expedients allows for presentation of derivatives consistent with the Company’s historical presentation. The application of expedients allowable under ASU No. 2020-04 did not have a material effect on the Company’s financial statements. The Company continues to evaluate the impact of the guidance and may apply other elections, as applicable.

On December 30, 2019, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU No. 2016-13”), which requires measurement and recognition of losses for financial instruments under the current expected credit loss model versus incurred losses under previous guidance. The Company’s adoption of ASU No. 2016-13 and its related amendments (“the new credit loss standard”) resulted in a cumulative-effect debit adjustment to the beginning balance of Accumulated deficit of $4.3 million, including $4.8 million of contingent lease liabilities related to lease guarantees and $1.0 million of incremental reserve for expected credit losses, net of a $1.5 million increase in deferred tax assets. Measurement processes and related controls have been implemented by the Company to ensure compliance with the new credit loss standard. See Note 20 - Allowance for Expected Credit Losses for additional details regarding the Company’s allowance for expected credit losses.

On December 31, 2018, the Company adopted ASU No. 2016-02: Leases (Topic 842) (“ASU No. 2016-02”), ASU No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transitioning to Topic 842,” (“ASU No. 2018-01”) and ASU No. 2018-11: Leases (Topic 842): Targeted Improvements (“ASU No. 2018-11”). ASU No. 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU No. 2018-01 allows an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the Company’s adoption of ASU No. 2016-02. ASU No. 2018-11 allows for an additional transition method, which permits use of the effective date of adoption as the date of initial application of ASU No. 2016-02 without restating comparative period financial statements and provides entities with a practical expedient that allows entities to elect not to separate lease and non-lease components when certain conditions are met.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.    COVID-19 Charges

Following is a summary of the charges recorded in connection with the COVID-19 pandemic for the period indicated (dollars in thousands):

CHARGES	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	FISCAL YEAR
		2020
Inventory obsolescence and spoilage	Food and beverage costs	$10,450
Compensation for idle employees (1)	Labor and other related	29,993
Other operating charges	Other restaurant operating	3,219
Lease guarantee contingent liabilities (2)	General and administrative	4,188
Allowance for expected credit losses (3)	General and administrative	3,334
Other charges	General and administrative	2,719
Right-of-use asset impairment (4)	Provision for impaired assets and restaurant closings	32,992
Fixed asset impairment (4)	Provision for impaired assets and restaurant closings	34,423
Goodwill and other impairment (5)	Provision for impaired assets and restaurant closings	3,190
		$124,508
________________
(1)Represents relief pay for hourly employees impacted by the closure of dining rooms, net of $14.9 million of employee retention tax credits.
(2)Represents additional contingent liabilities recorded for lease guarantees related to certain former restaurant locations now operated by franchisees or other third parties.
(3)Includes additional reserves to reflect an increase in expected credit losses, primarily related to franchise receivables.
(4)Includes impairments resulting from the remeasurement of assets utilizing projected future cash flows revised for current economic conditions, restructuring charges, the closure of certain restaurants and in connection with the Out West Resolution Agreement. See Note 5 - Impairments, Exit Costs and Disposals and Note 4 - Revenue Recognition, for details regarding COVID-19 Restructuring costs and the Out West Resolution Agreement, respectively.
(5)Includes impairment of goodwill for the Company’s Hong Kong subsidiary. See Note 10 - Goodwill and Intangible Assets, Net for details regarding impairment of goodwill.

4.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Revenues
Restaurant sales	$3,144,636	$4,075,014	$4,060,871
Franchise and other revenues
Franchise revenue	$21,195	$52,147	$52,906
Other revenue	4,730	12,228	12,636
Total Franchise and other revenues	$25,925	$64,375	$65,542
Total revenues	$3,170,561	$4,139,389	$4,126,413

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table includes the disaggregation of Restaurant sales and Franchise revenue, by restaurant concept and major international market, for the periods indicated:

	FISCAL YEAR
	2020		2019		2018
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse	$1,760,071	$9,898	$2,135,776	$38,614	$2,098,696	$40,422
Carrabba’s Italian Grill (1)	497,212	1,309	613,031	2,112	647,454	601
Bonefish Grill	396,193	346	574,004	787	578,139	833
Fleming’s Prime Steakhouse & Wine Bar	209,564	—	307,199	—	304,064	—
Other	6,507	—	4,658	—	5,845	—
U.S. total	$2,869,547	$11,553	$3,634,668	$41,513	$3,634,198	$41,856
International
Outback Steakhouse Brazil	$206,280	$—	$355,837	$—	$348,394	$—
Other (2)	68,809	9,642	84,509	10,634	78,279	11,050
International total	$275,089	$9,642	$440,346	$10,634	$426,673	$11,050
Total	$3,144,636	$21,195	$4,075,014	$52,147	$4,060,871	$52,906
____________________
(1)In 2019, the Company sold 18 Carrabba’s Italian Grill restaurants. These restaurants are now operated as franchises.
(2)Includes Restaurant sales for the Company’s Abbraccio concept in Brazil.

The following table includes assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 27, 2020	DECEMBER 29, 2019
Other current assets, net
Deferred gift card sales commissions	$19,300	$18,554

Unearned revenue
Deferred gift card revenue	$373,048	$358,757
Deferred loyalty revenue	8,099	10,034
Deferred franchise fees - current	469	491
Total Unearned revenue	$381,616	$369,282

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,301	$4,599

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Balance, beginning of period	$18,554	$16,431	$16,231
Deferred gift card sales commissions amortization	(20,927)	(26,094)	(27,227)
Deferred gift card sales commissions capitalization	22,923	29,894	28,980
Other	(1,250)	(1,677)	(1,553)
Balance, end of period	$19,300	$18,554	$16,431

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Balance, beginning of period	$358,757	$333,794	$323,628
Gift card sales	306,016	420,229	419,172
Gift card redemptions	(277,675)	(376,477)	(388,954)
Gift card breakage	(14,050)	(18,789)	(20,052)
Balance, end of period	$373,048	$358,757	$333,794

Franchisee Deferred Payment Agreement - On December 27, 2020, the Company entered into an agreement (the “Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), a franchisee of approximately 90 Outback Steakhouse restaurants in the western United States, primarily in California. The Resolution Agreement ends on December 31, 2023 or upon the earlier occurrence of certain specified events, including the sale of all or substantially all of the assets or equity of Out West, bankruptcy or a liquidation event (“Qualifying Event”) (the “Forbearance Period”). Prior to the Resolution Agreement, Out West was in default of its franchise agreements for nonpayment of certain amounts due, and simultaneously in default of its credit agreement with its lenders primarily due to the significant impact of the COVID-19 pandemic. Under the terms of the Resolution Agreement, the Company agreed to:

•not call upon any previous default under the existing franchise agreements during the Forbearance Period;
•reduce future advertising fees to 2.25% of gross sales during the Forbearance Period;
•permanently waive unpaid royalty and advertising fees for the period of February 24, 2020 to July 26, 2020;
•allow for closure of four restaurants and certain sublease modifications (the “Property Concessions”);
•allow for closure of up to ten additional restaurants during the first 12 months of the Resolution Agreement, without imposition of any penalties or accelerated royalties;
•defer all non-waived past due royalties and advertising fees through November 22, 2020, and for certain permitted restaurant closings in connection with the Property Concessions, defer accelerated rent and royalties that otherwise would have been due under the terms and conditions of the respective franchise agreements and leases or subleases (the “Initial Deferred Balance”), and
•defer all past due rents through December 27, 2020 on subleased properties totaling $3.6 million until April 2021 when the balance will be repaid over an 18-month period.

In connection with the Property Concessions, the Company recognized $4.7 million of lease right-of-use asset impairment during the thirteen weeks ended December 27, 2020, within the U.S. segment.

No deferred or previously waived amounts have been recorded as revenue, with the exception of a $3.1 million receivable balance that had been previously fully reserved. Collections of deferred amounts, and any future amounts due under the Resolution Agreement or the Company’s franchise agreements after November 22, 2020, will be recognized when collectability is reasonably assured.

Out West also entered into a Forbearance Agreement and Second Amendment to Credit and Guaranty Agreement (“Forbearance Agreement”) with its lenders that, in conjunction with the Resolution Agreement, provides, among other things, for a pre-determined calculation of available monthly cash (“Available Cash”) that Out West may use to settle its obligations due to the Company and its lenders. Available Cash is calculated net of operating expenses, including local marketing expenditures required under the Resolution Agreement. Under the Resolution Agreement, if Out West is unable to satisfy monthly royalty or advertising fees with Available Cash, such amounts will automatically increase the Initial Deferred Balance. The entire deferred balance will become collectible upon any Qualifying Event. If the Qualifying Event is the sale of all or substantially all of the assets or equity of Out West, the sale proceeds will be applied, between the Company and Out West’s lenders, in accordance with the payment priority established in the Resolution Agreement and Forbearance Agreement; if the sales proceeds are insufficient to satisfy the deferred balance due to the Company, then the Company agreed to permanently waive any remaining deferred balance due to the Company.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.     Impairments, Exit Costs and Disposals

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Impairment losses
U.S. (1)	$65,129	$6,381	$15,342
International (1) (2)	3,468	2,026	11,457
Corporate (3)	6,226	727	—
Total impairment losses	$74,823	$9,134	$26,799
Restaurant closure expenses (benefits)
U.S. (1)	$1,358	$(105)	$6,536
International (1)	173	56	3,528
Total restaurant closure expenses (benefits)	$1,531	$(49)	$10,064
Provision for impaired assets and restaurant closings	$76,354	$9,085	$36,863
____________________
(1)U.S. and international impairment and closure charges during 2020 primarily relate to the COVID-19 pandemic, including charges related to the COVID-19 Restructuring discussed below and the Out West Resolution Agreement. See Note 3 - COVID-19 Charges for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.
(2)Includes goodwill impairment charges of $2.0 million during 2020. See Note 10 - Goodwill and Intangible Assets, Net for details regarding impairment of goodwill.
(3)Corporate impairment charges during 2020 primarily relate to transformational initiatives.

COVID-19 Restructuring - During 2020, the Company recognized pre-tax asset impairments and closure charges in connection with the closure of 22 U.S. restaurants and from the update of certain cash flow assumptions, including lease renewal considerations (the “COVID-19 Restructuring”). Following is a summary of the COVID-19 Restructuring charges recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the period indicated (dollars in thousands):

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	FISCAL YEAR
DESCRIPTION		2020
Property, fixtures and equipment impairments	Provision for impaired assets and restaurant closings	$18,766
Lease right-of-use asset impairments and closure charges	Provision for impaired assets and restaurant closings	5,003
Severance and other expenses	General and administrative	1,097
		$24,866

International Restructuring - The Company recognized asset impairment and closure charges of $2.0 million and $13.9 million during 2019 and 2018, respectively, related to restructuring of certain international markets, including Puerto Rico and China, within the international segment.

Express Concept Restructuring - In 2018, the Company recognized asset impairment charges of $7.4 million related to the restructuring of its Express concept, within the U.S. segment. As a part of the restructuring, three Express locations closed during 2019.

Refranchising - During 2019, the Company completed the sale of 18 of its existing U.S. Company-owned Carrabba’s Italian Grill restaurants to an existing franchisee for cash proceeds of $3.6 million, net of certain purchase price adjustments. In connection with this, sale the Company recognized asset impairment charges of $5.5 million in 2018, within the U.S. segment. The Company remains contingently liable on certain real estate lease agreements assigned to the buyer.

The remaining impairment and closing charges for the periods presented primarily resulted from locations identified for remodel, relocation or closure and certain other assets.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accrued Facility Closure and Other Cost Rollforward - The following table is a rollforward of the Company’s closed facility lease liabilities and other accrued costs associated with the closure and restructuring initiatives for the period indicated:

FISCAL YEAR
(dollars in thousands)	2020
Beginning of the year	$14,542
Additions	2,458
Cash payments	(4,572)
Accretion	1,129
Adjustments	(678)
End of the year (1)	$12,879
________________
(1)As of December 27, 2020, the Company had exit-related accruals of $4.3 million recorded in Accrued and other current liabilities and $8.6 million recorded in Non-current operating lease liabilities on its Consolidated Balance Sheet.

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

6.         (Loss) Earnings Per Share

The following table presents the computation of basic and diluted (loss) earnings per share attributable to common stockholders for the periods indicated:

	FISCAL YEAR
(in thousands, except per share data)	2020	2019	2018
Net (loss) income attributable to Bloomin’ Brands	$(158,715)	$130,573	$107,098
Redemption of preferred stock in excess of carrying value (1)	(3,496)	—	—
Net (loss) income attributable to common stockholders	$(162,211)	$130,573	$107,098

Basic weighted average common shares outstanding	87,468	88,839	92,042

Effect of diluted securities:
Stock options	—	571	1,595
Nonvested restricted stock units	—	295	397
Nonvested performance-based share units	—	72	41
Diluted weighted average common shares outstanding	87,468	89,777	94,075

Basic (loss) earnings per share attributable to common stockholders	$(1.85)	$1.47	$1.16
Diluted (loss) earnings per share attributable to common stockholders	$(1.85)	$1.45	$1.14
________________
(1)Consideration paid in excess of carrying value for the redemption of preferred stock is considered a deemed dividend and, for purposes of calculating earnings per share, reduces net income attributable to common stockholders during 2020. See Note 16 - Stockholders’ Equity for additional details.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Share-based compensation-related weighted-average securities outstanding not included in the computation of net (loss) earnings per share attributable to common stockholders because their effect was antidilutive were as follows, for the periods indicated:

	FISCAL YEAR
(shares in thousands)	2020	2019	2018
Stock options	5,155	4,003	2,879
Nonvested restricted stock units	682	158	99
Nonvested performance-based share units	514	277	201

There are approximately 19.348 million shares of the Company’s common stock that underlie its convertible senior notes based on the initial conversion rate and full principal amount. The convertible senior notes will have a dilutive impact on diluted earnings per share beginning when the average market price of the Company’s common stock for a given period exceeds the conversion price of $11.89 per share of common stock. For 2020, dilutive excess shares, if applicable, have been excluded from the computation of diluted earnings per share as the effect would be antidilutive given the Company’s net loss. Warrants to purchase approximately 19.348 million shares of the Company’s common shares at $16.64 per share were outstanding as of December 27, 2020 but were also excluded from the computation of diluted earnings per share given the Company’s net loss. Had the Company been in a net income position, the dilutive effect of its convertible senior notes and related warrants on 2020 earnings per share would have been approximately 1.8 million shares, assuming settlement of the principal in cash. See Note 14 - Convertible Senior Notes for additional information regarding the Company’s convertible senior notes.

7.           Stock-based and Deferred Compensation Plans

Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Stock options	$3,743	$5,270	$6,378
Restricted stock units	8,559	8,949	9,143
Performance-based share units	2,414	5,471	6,911
	$14,716	$19,690	$22,432

Stock Options - Stock options generally vest and become exercisable over a period of four years in an equal number of shares each year. Stock options have an exercisable life of no more than ten years from the date of grant. The Company settles stock option exercises with authorized but unissued shares of the Company’s common stock.

The following table presents a summary of the Company’s stock option activity:

(in thousands, except exercise price and contractual life)	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 29, 2019	6,099	$19.40	6.0	$18,961
Granted	100	$18.45
Exercised	(374)	$12.38
Forfeited or expired	(403)	$20.82
Outstanding as of December 27, 2020	5,422	$19.76	5.1	$6,575
Exercisable as of December 27, 2020	4,287	$19.61	4.4	$6,147

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assumptions used in the Black-Scholes option pricing model and the weighted-average fair value of option awards granted were as follows for the periods indicated:

	FISCAL YEAR
	2020	2019	2018
Assumptions:
Weighted-average risk-free interest rate (1)	0.90%	2.34%	2.66%
Dividend yield (2)	4.34%	1.94%	1.50%
Expected term (3)	5.5 years	4.8 years	5.8 years
Weighted-average volatility (4)	30.43%	31.05%	32.76%

Weighted-average grant date fair value per option	$3.12	$5.07	$7.23
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for periods within the expected term of the option.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term of the option. The dividend yield during 2020 relates to options granted prior the Company’s Amended Credit Agreement which restricts the payment of dividends. See Note 13 - Long-term Debt, Net for dividend restriction details.
(3)Expected term represents the period of time that the options are expected to be outstanding. The Company estimates the expected term based on historical exercise experience for its stock options.
(4)Based on the historical volatility of the Company’s stock.

The following represents stock option compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Intrinsic value of options exercised	$2,201	$7,929	$52,247
Cash received from option exercises, net of tax withholding	$4,609	$6,501	$40,501
Fair value of stock options vested	$16,468	$18,136	$34,316
Tax benefits for stock option compensation expense (1)	$535	$1,932	$13,085

Unrecognized stock option expense	$3,014
Remaining weighted-average vesting period	1.3 years
________________
(1)Includes excess tax benefits for tax deductions related to the exercise of stock options of $0.3 million, $0.2 million and $8.0 million during 2020, 2019 and 2018, respectively.

Restricted Stock Units - Beginning in 2019, restricted stock units granted generally vest over a period of three years and restricted stock units granted prior to 2019 generally vest over a period of four years, in an equal number of shares each year. Following is a summary of the Company’s restricted stock unit activity:

(shares in thousands)	NUMBER OF RESTRICTED STOCK UNIT AWARDS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding as of December 29, 2019	1,188	$18.91
Granted	484	$16.66
Vested	(492)	$18.25
Forfeited	(146)	$19.27
Outstanding as of December 27, 2020	1,034	$18.12

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following represents restricted stock unit compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Fair value of restricted stock vested	$8,973	$8,200	$9,705
Tax benefits for restricted stock compensation expense	$1,614	$1,672	$2,938

Unrecognized restricted stock expense	$11,437
Remaining weighted-average vesting period	1.8 years

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

The following table presents a summary of the Company’s PSU activity:

(shares in thousands)	PERFORMANCE-BASED SHARE UNITS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding as of December 29, 2019	532	$19.42
Granted	522	$19.14
Vested	(291)	$16.51
Forfeited	(90)	$20.13
Outstanding as of December 27, 2020	673	$20.37

The following represents PSU compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Tax benefits for PSU compensation expense	$1,570	$857	$406

Unrecognized PSU expense	$7,601
Remaining weighted-average vesting period (1)	1.6 years
________________
(1)PSUs typically vest after three years.

As of December 27, 2020, the maximum number of shares of common stock available for issuance pursuant to the 2020 Omnibus Incentive Compensation Plan was 9,464,074.

Deferred Compensation Plans

U.S. Partner Deferred Compensations Plans - Certain U.S. Partners may participate in deferred compensation programs that are subject to the rules of Section 409A of the Internal Revenue Code. The Company may invest in corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of certain of the obligations under the deferred compensation plans. The deferred compensation obligation due to U.S. Partners under these plans was $28.1 million and $49.0 million as of December 27, 2020 and December 29, 2019, respectively. The rabbi trust is funded through the Company’s voluntary contributions and was fully funded as of December 27, 2020.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Compensation Programs - Certain U.S. Partners participate in a non-qualified long-term compensation program that the Company funds as the obligation for each participant becomes due.

401(k) Plan - The Company has a qualified defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company incurred contribution costs of $5.5 million, $5.4 million and $5.3 million for the 401(k) Plan for 2020, 2019 and 2018, respectively.

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

8.           Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 27, 2020	DECEMBER 29, 2019
Prepaid expenses	$12,148	$20,218
Accounts receivable - gift cards, net (1)	76,808	104,591
Accounts receivable - vendors, net (1)	8,886	13,465
Accounts receivable - franchisees, net (1)	1,007	1,322
Accounts receivable - other, net (1)	16,782	21,734
Deferred gift card sales commissions	19,300	18,554
Assets held for sale	3,831	3,317
Other current assets, net	12,756	3,261
	$151,518	$186,462
________________
(1)See Note 20 - Allowance for Expected Credit Losses for a rollforward of the related allowance for expected credit losses.

9.     Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 27, 2020	DECEMBER 29, 2019
Land	$40,498	$42,570
Buildings	1,158,257	1,202,434
Furniture and fixtures	450,508	458,169
Equipment	623,982	665,815
Construction in progress	27,102	24,477
Less: accumulated depreciation	(1,412,660)	(1,357,388)
	$887,687	$1,036,077

Surplus Properties - The Company owns certain U.S. restaurant properties and assets that are no longer utilized to operate its restaurants (“surplus properties”). Surplus properties primarily consist of closed properties, which include land and a building, and liquor licenses no longer needed for operations. Surplus properties may be classified on the Consolidated Balance Sheets as assets held for sale or as assets held and used when the Company

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

does not expect to sell these assets within the next 12 months. Following is a summary of the carrying value and number of surplus properties as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	DECEMBER 27, 2020	DECEMBER 29, 2019
Surplus properties - assets held for sale	Other current assets, net	$3,831	$3,317
Surplus properties - assets held and used	Property, fixtures and equipment, net	7,955	18,188
Total surplus properties		$11,786	$21,505

Number of surplus properties owned		12	20

Depreciation and repair and maintenance expense are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Depreciation expense	$173,342	$188,190	$192,099
Repair and maintenance expense	88,829	106,943	102,409

10.     Goodwill and Intangible Assets, Net

Goodwill - The following table is a rollforward of goodwill:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 30, 2018	$170,657	$124,770	$295,427
Translation adjustments	—	(6,988)	(6,988)
Balance as of December 29, 2019	$170,657	$117,782	$288,439
Translation adjustments	—	(15,302)	(15,302)
Impairment charges	—	(1,973)	(1,973)
Balance as of December 27, 2020	$170,657	$100,507	$271,164
The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated:

	DECEMBER 27, 2020		DECEMBER 29, 2019		DECEMBER 30, 2018
(dollars in thousands)	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS
U.S.	$838,827	$(668,170)	$838,827	$(668,170)	$838,827	$(668,170)
International	220,390	(119,883)	235,692	(117,910)	242,680	(117,910)
Total goodwill	$1,059,217	$(788,053)	$1,074,519	$(786,080)	$1,081,507	$(786,080)

The COVID-19 outbreak was considered a triggering event during the first quarter of 2020, indicating that the carrying amount of goodwill may not be recoverable. As a result, the Company performed a quantitative assessment for its four U.S. and three international reporting units to determine whether a reporting unit was impaired. Based on this assessment, which utilized a discounted cash flow analysis, the Company recorded full impairment of goodwill related to its Hong Kong reporting unit of $2.0 million, within the international segment, during the first quarter of 2020. Impairment was not recorded for any of the Company’s other reporting units as a result of the quantitative assessment.

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets each year during the second quarter. Since the Company performed a quantitative assessment on the last day of the first quarter of 2020, as described above, the Company utilized the same assumptions and analysis in

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

performing a quantitative annual assessment in its second quarter and concluded that no additional impairment was required. The Company’s 2019 assessment utilized a qualitative assessment and its 2018 assessment utilized a quantitative approach. As a result of these assessments, the Company did not record any goodwill asset impairment charges during 2019 or 2018.

Intangible Assets, net - Intangible assets, net, consisted of the following as of the periods indicated:

	WEIGHTED AVERAGE REMAINING AMORTIZATION PERIOD (IN YEARS)	DECEMBER 27, 2020			DECEMBER 29, 2019
(dollars in thousands)		GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE	GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Trade names	Indefinite	$414,716		$414,716	$414,616		$414,616
Trademarks	8	81,951	$(51,797)	30,154	81,381	$(47,882)	33,499
Franchise agreements	0	14,881	(14,881)	—	14,881	(14,356)	525
Reacquired franchise rights	10	33,520	(18,407)	15,113	42,390	(20,415)	21,975
Total intangible assets	9	$545,068	$(85,085)	$459,983	$553,268	$(82,653)	$470,615

The Company did not record any indefinite-lived intangible asset impairment charges during the periods presented.

Definite-lived intangible assets are amortized on a straight-line basis. The following table presents the aggregate expense related to the amortization of the Company’s trademarks, favorable leases, franchise agreements and reacquired franchise rights for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Amortization expense (1)	$6,919	$8,621	$13,377
________________
(1)Amortization expense is recorded in Depreciation and amortization for fiscal years 2020 and 2019 and Depreciation and amortization and Other restaurant operating expense for fiscal year 2018 in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

The following table presents expected annual amortization of intangible assets as of December 27, 2020:

(dollars in thousands)
2021	$5,955
2022	$5,900
2023	$5,830
2024	$5,695
2025	$5,449

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.           Other Assets, Net

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 27, 2020	DECEMBER 29, 2019
Company-owned life insurance (1)	$44,814	$60,126
Deferred debt issuance costs (2)	4,694	4,893
Liquor licenses	24,250	24,289
Other assets	18,868	27,802
	$92,626	$117,110
________________
(1)During 2020, the Company withdrew $9.7 million from its Company-owned life insurance policies to pay deferred compensation obligations.
(2)Net of accumulated amortization of $9.0 million and $6.8 million as of December 27, 2020 and December 29, 2019, respectively.

12.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 27, 2020	DECEMBER 29, 2019
Accrued rent and current operating lease liabilities (1)	$192,369	$174,287
Accrued payroll and other compensation	79,291	101,090
Accrued insurance	20,648	20,500
Other current liabilities	96,013	95,574
	$388,321	$391,451
________________
(1)Includes COVID-19-related deferred rent accruals of $12.8 million as of December 27, 2020.

13.           Long-term Debt, Net

Following is a summary of outstanding long-term debt, as of the periods indicated:

	DECEMBER 27, 2020		DECEMBER 29, 2019
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$425,000	2.88%	$450,000	3.40%
Revolving credit facility (1)(2)	447,000	2.88%	599,000	3.44%
Total Senior Secured Credit Facility	872,000		1,049,000
Convertible Senior Notes (3)	230,000	5.00%	—
Finance lease liabilities	2,405		2,495
Other	—		50	2.18%
Less: unamortized debt discount and issuance costs	(67,704)		(2,654)
Less: finance lease interest	(221)		(187)
Total debt, net	1,036,480		1,048,704
Less: current portion of long-term debt	(38,710)		(26,411)
Long-term debt, net	$997,770		$1,022,293
________________
(1)Interest rate represents the weighted-average interest rate as of respective periods.
(2)Subsequent to December 27, 2020, the Company made payments of $92.0 million on its revolving credit facility.
(3)See Note 14 - Convertible Senior Notes for details regarding the convertible senior notes.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Bloomin’ Brands, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred indebtedness as described below.

Amended Credit Agreement - On November 30, 2017, the Company and OSI, as co-borrowers, entered into a credit agreement (the “Credit Agreement”) with a syndicate of institutional lenders, providing for senior secured financing of up to $1.5 billion consisting of a $500.0 million Term loan A and a $1.0 billion revolving credit facility, including a letter of credit and swing line loan sub-facilities (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility matures on November 30, 2022.

Borrowings under the Company’s Senior Secured Credit Facility are subject to various covenants that limit its ability to: incur additional indebtedness; make significant payments; sell assets; pay dividends and other restricted payments; acquire certain assets; effect mergers and similar transactions; and effect certain other transactions with affiliates.

On May 4, 2020, the Company and its wholly-owned subsidiary OSI, as co-borrowers, entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”), which provides relief for the Senior Secured Credit Facility financial covenant to maintain a specified quarterly Total Net Leverage Ratio (“TNLR”). Without such amendment, violation of financial covenants under the original credit agreement could have resulted in default. TNLR is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net of cash, excluding the convertible senior notes) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Amended Credit Agreement).

The Amended Credit Agreement waived the TNLR requirement for the remainder of fiscal year 2020 and requires a TNLR based on a seasonally annualized calculation of Consolidated EBITDA not to exceed the following thresholds for the periods indicated:

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

Interest rates under the Amended Credit Agreement are 275 and 175 basis points above the Eurocurrency Rate and Base Rate, respectively, and letter of credit fees and fees for the daily unused availability under the revolving credit facility are 2.75% and 0.40%, respectively. The Company is also subject to a 0% Eurocurrency floor under the Amended Credit Agreement.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Once in compliance with the TNLR covenant for the test period ending September 26, 2021, the Company may elect an interest rate at each reset period based on the Alternate Base Rate or the Eurocurrency Rate. The Alternate Base Rate option is the highest of: (i) the prime rate of Wells Fargo Bank, National Association, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency rate with a one-month interest period plus 1.0% (the “Base Rate”). The Eurocurrency Rate option is the seven, 30, 60, 90 or 180-day Eurocurrency rate (the “Eurocurrency Rate”). The interest rates are as follows:

	BASE RATE ELECTION	EUROCURRENCY RATE ELECTION
Term loan A and revolving credit facility	50 to 100 basis points over the Base Rate	150 to 200 basis points over the Eurocurrency Rate

Interest rates under the Senior Secured Credit Facility are indexed to the London Inter-Bank Offered Rate (“LIBOR”). During 2017, regulatory authorities that oversee financial markets announced that after 2021 they would no longer compel banks currently reporting information used to set LIBOR. As a result, beginning in 2022, LIBOR will no longer be available as a reference rate. Under the terms of the Amended Credit Agreement, in the event of the discontinuance of LIBOR, a mutually agreed-upon alternative benchmark rate will be established to replace LIBOR, which may include the Secured Overnight Financing Rate. The Company does not anticipate the discontinuance of the LIBOR will materially impact its liquidity or financial position.

As of December 27, 2020, $19.3 million of the revolving credit facility was committed for the issuance of letters of credit and not available for borrowing.

The Senior Secured Credit Facility is guaranteed by each of the Company’s current and future domestic subsidiaries and is secured by substantially all now owned or later acquired assets of the Company and OSI, including the Company’s domestic subsidiaries.

As of December 27, 2020 and December 29, 2019, the Company was in compliance with its debt covenants.

Deferred Debt Issuance Costs - The Company deferred $2.9 million of debt issuance costs incurred in connection with the Amended Credit Agreement. Deferred debt issuance costs of $2.0 million associated with the revolving credit facility portion of the Amended Credit Agreement were recorded in Other assets, net and all other deferred debt issuance costs were recorded in Long-term debt, net during 2020.

Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of the period indicated:

(dollars in thousands)	DECEMBER 27, 2020
2021	$38,750
2022	835,053
2023	207
2024	178
2025	230,217
Thereafter	—
Total payments	$1,104,405
Less: unamortized debt discount and issuance costs	(67,704)
Less: finance lease interest	(221)
Total principal payments	$1,036,480

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of required amortization payments for the Term loan A (dollars in thousands):

SCHEDULED QUARTERLY PAYMENT DATES	TERM LOAN A
March 28, 2021 through December 26, 2021	$9,375
March 27, 2022 through September 25, 2022	$12,500

The Amended Credit Agreement contains mandatory prepayment requirements for Term loan A. The Company is required to prepay outstanding amounts under these loans with 50% of its annual excess cash flow, as defined in the Amended Credit Agreement. The amount of outstanding loans required to be prepaid in accordance with the debt covenants may vary based on the Company’s leverage ratio and year end results.

14.    Convertible Senior Notes

Convertible Senior Notes - On May 8, 2020, the Company completed a $200.0 million principal amount private offering of 5.00% convertible senior notes due in 2025 and on May 12, 2020, issued an additional $30.0 million principal amount in connection with the option granted to the initial purchasers as part of the offering (collectively, the “2025 Notes”). The 2025 Notes are governed by the terms of an indenture between the Company and Wells Fargo Bank, National Association, as the Trustee. The 2025 Notes will mature on May 1, 2025, unless earlier converted, redeemed or purchased by the Company. The 2025 Notes bear cash interest at an annual rate of 5.00%, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the period indicated:

(dollars in thousands)	DECEMBER 27, 2020
Liability component
Principal	$230,000
Less: Debt discount (1)	(59,862)
Less: Debt issuance costs (1)	(5,427)
Net carrying amount	$164,711
Equity component (2)	$64,367
________________
(1)Debt discount and issuance costs are amortized to interest expense using the effective interest method over the expected life of the 2025 Notes.
(2)Recorded in Additional paid-in capital on the Consolidated Balance Sheet. Includes $2.4 million of equity issuance costs and net deferred tax assets of $0.6 million.

The effective rate of the 2025 Notes over their expected life is 13.73%. Following is a summary of interest expense for the 2025 Notes, by component, for the period indicated:

FISCAL YEAR
(dollars in thousands)	2020
Coupon interest	$7,443
Deferred discount amortization	6,275
Deferred issuance cost amortization	569
Total interest expense	$14,287

During any calendar quarter preceding November 1, 2024 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2025 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the immediate quarter following, convert all or a portion of their 2025 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended December 27, 2020, holders of the 2025 Notes are eligible to convert their 2025 Notes during the first quarter of 2021. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, as of December 27, 2020 the Company could not be required to settle the 2025 Notes in cash and, therefore, the 2025 Notes are classified as long-term debt. As of December 27, 2020, the if-converted value of the 2025 Notes was approximately $366.6 million, which is $136.6 million higher than the initial principal amount.

In February 2021, the Company provided the trustee of the 2025 Notes notice of its irrevocable election under the indenture to settle the principal portion of the 2025 Notes in cash and any excess in shares.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

be, upon conversion of the 2025 Notes. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price will initially be $16.64 per share and is subject to certain adjustments under the terms of the Warrant Transactions.

The portion of the net proceeds to the Company from the offering of the 2025 Notes that was used to pay the premium on the Convertible Note Hedge Transactions, net of the proceeds to the Company from the Warrant Transactions, was approximately $19.6 million. The net costs incurred in connection with the Convertible Note Hedge Transactions and Warrant Transactions were recorded as a reduction to Additional paid-in capital on the Company’s Consolidated Balance Sheet during 2020.

As these transactions meet certain accounting criteria, the Convertible Note Hedge Transactions and Warrant Transactions were recorded in stockholders’ equity, not accounted for as derivatives and are not remeasured each reporting period.

15.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 27, 2020	DECEMBER 29, 2019
Accrued insurance liability	$32,128	$33,818
Chef and Restaurant Managing Partner deferred compensation obligations	32,306	47,831
Deferred payroll tax liabilities (1)	55,204	—
Other long-term liabilities (2)	65,717	56,411
	$185,355	$138,060
_______________
(1)Deferred payroll tax liabilities as allowed for in the Coronavirus, Aid, Relief and Economic Security Act. See Note 21 - Income Taxes for details.
(2)The increase in Other long-term liabilities during 2020 primarily relates to $8.9 million of additional contingent lease liabilities subsequent to the adoption of ASU No. 2016-13. See Note 22 - Commitments and Contingencies for details regarding this increase.

16.         Stockholders’ Equity

Share Repurchases - Following is a summary of the shares repurchased under the Company’s share repurchase program for the period presented:

	2019
(dollars in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
Second fiscal quarter	5,469	$19.56	$106,992

Dividends - The Company declared and paid dividends per share during the periods presented as follows:

	DIVIDENDS PER SHARE		AMOUNT
(dollars in thousands, except per share data)	2020	2019	2020	2019
First fiscal quarter	$0.20	$0.10	$17,480	$9,140
Second fiscal quarter	—	0.10	—	9,227
Third fiscal quarter	—	0.10	—	8,674
Fourth fiscal quarter	—	0.10	—	8,693
Total cash dividends declared and paid	$0.20	$0.40	$17,480	$35,734

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

During 2020, the Company exercised the Abbraccio Call Option to purchase all outstanding Abbraccio Shares for $1.0 million and recorded a reduction to Accumulated deficit and an increase in Net loss applicable to common stockholders of $3.5 million for the consideration paid in excess of the Abbraccio Shares’ carrying value.

Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	DECEMBER 27, 2020	DECEMBER 29, 2019
Foreign currency translation adjustment	$(188,883)	$(152,031)
Unrealized loss on derivatives, net of tax	(22,563)	(17,745)
Accumulated other comprehensive loss	$(211,446)	$(169,776)

Following are the components of Other comprehensive loss for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Bloomin’ Brands:
Foreign currency translation adjustment	$(36,852)	$(16,882)	$(36,576)

Unrealized loss on derivatives, net of tax (1)	$(14,741)	$(11,944)	$(7,100)
Reclassification of adjustments for loss on derivatives included in Net (loss) income, net of tax (2)	9,923	1,805	120
Total unrealized loss on derivatives, net of tax	$(4,818)	$(10,139)	$(6,980)
Other comprehensive loss attributable to Bloomin’ Brands	$(41,670)	$(27,021)	$(43,556)
________________
(1)Unrealized loss on derivatives is net of tax of $5.1 million, $4.1 million and $2.5 million for 2020, 2019 and 2018, respectively.
(2)Reclassifications of adjustments for loss on derivatives are net of tax. See Note 17 - Derivative Instruments and Hedging Activities for discussion of the tax impact of reclassifications.

17.           Derivative Instruments and Hedging Activities

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company’s swap agreements have been designated and qualify as cash flow hedges, are recognized on its Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $16.1 million will be reclassified to interest expense over the next 12 months related to the 2018 Swap Agreements.

The following table presents the fair value of the Company’s interest rate swaps as well as their classification on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 27, 2020	DECEMBER 29, 2019	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$14,855	$7,174	Accrued and other current liabilities
Interest rate swaps - liability	15,640	16,835	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$30,495	$24,009

Accrued interest	$1,237	$632	Accrued and other current liabilities
____________________
(1)    See Note 19 - Fair Value Measurements for fair value discussion of the interest rate swaps.

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

The following table summarizes the effects of the swap agreements on Net (loss) income for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Interest rate swap expense recognized in Interest expense, net	$(13,370)	$(2,436)	$(161)
Income tax benefit recognized in (Benefit) provision for income taxes	3,447	631	41
Total effects of the interest rate swaps on Net (loss) income	$(9,923)	$(1,805)	$(120)

The Company records its derivatives on its Consolidated Balance Sheets on a gross balance basis. The Company’s interest rate swaps are subject to master netting arrangements. As of December 27, 2020, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 27, 2020 and December 29, 2019, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 27, 2020 and December 29, 2019, the fair value of the Company’s interest rate swaps was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $32.2 million and $24.8 million, respectively. As of December 27, 2020 and December 29, 2019, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 27, 2020 and December 29, 2019, it could have been required to settle its obligations under the agreements at their termination value of $32.2 million and $24.8 million, respectively.

18.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	DECEMBER 27, 2020	DECEMBER 29, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,172,910	$1,266,548
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	1,947	2,036
Total lease assets, net		$1,174,857	$1,268,584

Current operating lease liabilities (2)	Accrued and other current liabilities	$176,791	$171,866
Current finance lease liabilities	Current portion of long-term debt	1,210	1,361
Non-current operating lease liabilities (3)	Non-current operating lease liabilities	1,216,666	1,279,051
Non-current finance lease liabilities	Long-term debt, net	974	947
Total lease liabilities		$1,395,641	$1,453,225
________________
(1)Net of accumulated amortization of $2.3 million and $1.3 million as December 27, 2020 and December 29, 2019, respectively.
(2)Excludes COVID-19-related current deferred rent accruals of $12.8 million as of December 27, 2020 and accrued contingent percentage rent of $2.7 million and $2.4 million, as of December 27, 2020 and December 29, 2019, respectively.
(3)Excludes COVID-19-related non-current deferred rent accruals of $1.2 million as of December 27, 2020.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	FISCAL YEAR
(dollars in thousands)		2020	2019
Operating leases (1)	Other restaurant operating	$178,740	$181,397
Variable lease cost (2)	Other restaurant operating	(2,326)	3,504
Finance leases
Amortization of leased assets	Depreciation and amortization	1,248	1,400
Interest on lease liabilities	Interest expense, net	160	264
Sublease revenue (3)	Franchise and other revenues	(3,121)	(6,542)
Lease costs, net (4)		$174,701	$180,023
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $13.8 million and $14.6 million for 2020 and 2019, respectively, which is included in General and administrative expense and certain supply chain-related rent expenses of $1.3 million for 2020 and 2019, which is included in Food and beverage costs.
(2)Includes COVID-19-related rent abatements for 2020, which are recognized as a reduction to variable rent expense in the month they occur.
(3)Excludes rental income from Company-owned properties of $0.5 million and $2.2 million for 2020 and 2019, respectively.
(4)During 2018, the Company recorded rent expense of $185.4 million, including variable rent expense of $4.5 million, and sublease revenue of $5.6 million.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 27, 2020, future minimum lease payments and sublease revenues under non-cancelable leases are as follows:

(dollars in thousands)	OPERATING LEASES (1)	FINANCE LEASES	SUBLEASE REVENUES
2021 (2)	$196,616	$1,202	$(5,832)
2022	190,072	517	(5,714)
2023	185,500	209	(5,576)
2024	180,459	184	(5,351)
2025	168,937	184	(5,055)
Thereafter	1,588,417	109	(48,724)
Total minimum lease payments (receipts) (3)	$2,510,001	$2,405	$(76,252)
Less: Interest	(1,102,560)	(221)
Present value of future lease payments	$1,407,441	$2,184
____________________
(1)Includes COVID-19-related current and non-current deferred rent accruals of $12.8 million and $1.2 million, respectively, as of December 27, 2020
(2)Net of operating lease prepaid rent of $6.4 million.
(3)Includes $1.0 billion related to lease renewal options that are reasonably certain of exercise and excludes $74.7 million of signed operating leases that have not yet commenced.

The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company’s leases as of the periods indicated:

	DECEMBER 27, 2020	DECEMBER 29, 2019
Weighted-average remaining lease term (1):
Operating leases	14.0 years	14.5 years
Finance leases	2.7 years	1.8 years
Weighted-average discount rate (2):
Operating leases	8.54%	8.52%
Finance leases	7.21%	9.01%
____________________
(1)Includes lease renewal options that are reasonably certain of exercise.
(2)Based on the Company’s incremental borrowing rate at lease commencement.

The following table is a summary of other impacts to the Company’s consolidated financial statements related to its leases for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$177,961	$191,855

Properties Leased to Third Parties - The Company leases certain owned land and buildings to third parties, generally related to closed or refranchised restaurants. The following table is a summary of assets leased to third parties as of the periods indicated:

(dollars in thousands)	DECEMBER 27, 2020	DECEMBER 29, 2019
Land	$9,341	$9,885

Buildings	$10,172	$12,823
Less: accumulated depreciation	(6,181)	(6,400)
Buildings, net	$3,991	$6,423

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Sale-leaseback Transactions - The following is a summary of sale-leaseback transactions with third-parties for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2019	2018
Gross proceeds from sale-leaseback transactions	$7,337	$17,294
Number of restaurant properties sold and leased back	2	6

19.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	DECEMBER 27, 2020			DECEMBER 29, 2019
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$15,404	$15,404	$—	$1,037	$1,037	$—
Money market funds	16,494	16,494	—	12,752	12,752	—
Restricted cash equivalents:
Money market funds	428	428	—	—	—	—
Total asset recurring fair value measurements	$32,326	$32,326	$—	$13,789	$13,789	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$14,855	$—	$14,855	$7,174	$—	$7,174
Other long-term liabilities:
Derivative instruments - interest rate swaps	15,640	—	15,640	16,835	—	16,835
Total liability recurring fair value measurements	$30,495	$—	$30,495	$24,009	$—	$24,009

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of December 27, 2020 and December 29, 2019, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, operating lease right-of-use assets, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. Carrying value after

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

impairment approximates fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis, for the periods indicated:

	2020		2019		2018
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$1,934	$123	$2,049	$315	$8,590	$5,276
Operating lease right-of-use assets (2)	72,615	30,940	6,597	4,284	—	—
Property, fixtures and equipment (3)	26,311	41,077	3,915	4,535	6,464	21,523
Goodwill and other assets (4)	748	2,683	—	—	—	—
	$101,608	$74,823	$12,561	$9,134	$15,054	$26,799
________________
(1)Carrying values measured using Level 3 inputs to estimate fair value totaled $1.2 million during 2020. All other assets were valued using Level 2 inputs. Third-party market appraisals or executed sales contracts (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value.
(2)Carrying values measured using Level 2 inputs to estimate fair value totaled $0.2 million during 2019. All other assets were valued using Level 3 inputs. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value. Refer to Note 5 - Impairments, Exit Costs and Disposals for a more detailed discussion of impairments.
(3)Carrying values measured using Level 2 inputs to estimate fair value totaled $2.2 million, $2.3 million and $4.6 million for 2020 2019 and 2018, respectively. All other assets were valued using Level 3 inputs. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate the fair value. Refer to Note 5 - Impairments, Exit Costs and Disposals for a more detailed discussion of impairments.
(4)Other assets generally measured using the quoted market value of comparable assets (Level 2).

See Note 5 - Impairments, Exit Costs and Disposals for information regarding impairment charges resulting from the fair value measurement performed on a nonrecurring basis during 2020. Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

The following table presents quantitative information related to certain unobservable inputs used in the Company’s Level 3 fair value measurements of Operating lease right-of-use assets and Property, fixtures and equipment for the impairment losses incurred for the period indicated:

	FISCAL YEAR
UNOBSERVABLE INPUTS	2020
Weighted-average cost of capital	10.4%	to	11.3%
Long-term growth rate	1.5%	to	2.0%

Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of December 27, 2020 and December 29, 2019 consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported on its Consolidated Balance Sheets due to their short duration.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	DECEMBER 27, 2020		DECEMBER 29, 2019
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior Secured Credit Facility:
Term loan A	$425,000	$412,250	$450,000	$450,563
Revolving credit facility	$447,000	$419,612	$599,000	$599,000
Convertible Senior Notes	$230,000	$413,818	$—	$—

20.    Allowance for Expected Credit Losses

The following table is a rollforward of the Company’s trade receivables allowance for expected credit losses for the period indicated:

FISCAL YEAR
(dollars in thousands)	2020
Allowance for expected credit losses, beginning of period	$199
Adjustment for adoption of ASU No. 2016-13	1,018
Provision for expected credit losses	3,472
Charge-off of accounts	(594)
Allowance for expected credit losses, end of period	$4,095

The financial condition of the Company’s franchisees is largely dependent on the underlying business trends of its brands and market conditions within the casual dining restaurant industry. During 2020, the Company fully reserved substantially all of its outstanding franchise receivables in response to the economic impact of the COVID-19 pandemic. See Note 3 - COVID-19 Charges for details regarding the impact of the COVID-19 pandemic on the Company’s financial results and Note 4 - Revenue Recognition for details regarding the Company’s reserved franchise receivables.

The Company is also exposed to credit losses from off-balance sheet lease guarantees primarily related to the divestiture of certain formerly Company-owned restaurant sites. See Note 22 - Commitments and Contingencies for details regarding these lease guarantees.

21.           Income Taxes

The following table presents the domestic and foreign components of (Loss) income before (benefit) provision for income taxes for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Domestic	$(206,941)	$129,826	$109,965
Foreign	(32,580)	11,864	(9,660)
	$(239,521)	$141,690	$100,305

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Benefit) provision for income taxes consisted of the following for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Current provision:
Federal	$2,606	$13,265	$11,089
State	2,301	9,696	6,763
Foreign	2,623	10,502	2,405
	$7,530	$33,463	$20,257
Deferred (benefit) provision:
Federal	$(66,498)	$(21,407)	$(28,772)
State	(12,527)	(1,986)	(1,335)
Foreign	(9,231)	(2,497)	617
	$(88,256)	$(25,890)	$(29,490)
(Benefit) provision for income taxes	$(80,726)	$7,573	$(9,233)

Effective Income Tax Rate - The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows for the periods indicated. Due to the pre-tax book loss for the year ended December 27, 2020, a positive percentage change for such year in the effective tax rate table reflects a favorable income tax benefit, whereas a negative percentage change in the effective tax rate table reflects an unfavorable income tax expense:

	FISCAL YEAR
	2020	2019	2018
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.3	4.4	5.5
Employment-related credits, net	9.9	(24.7)	(34.6)
Foreign tax rate differential	1.1	3.2	(0.7)
Net life insurance expense (benefit)	0.3	(0.7)	0.6
Enhanced charitable contributions deduction	0.1	(0.6)	(1.3)
Nondeductible expenses	(1.4)	3.9	5.0
Net changes in deferred tax valuation allowances	(0.6)	(1.6)	3.9
Domestic manufacturing deduction	—	—	(0.3)
Cumulative effect of the Tax Cuts and Jobs Act	—	—	0.2
Noncontrolling interests	—	(0.6)	(0.9)
Excess tax benefits from stock-based compensation arrangements	—	(0.3)	(7.1)
Other, net	—	1.3	(0.5)
Total	33.7%	5.3%	(9.2)%

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Accordingly, the applicable provisions of the CARES Act have been reflected in the Company’s tax provision for fiscal year 2020. The CARES Act, among other items, includes U.S. corporate tax provisions related to the deferment of employer social security payments, employee retention credits, modifications to interest deduction limitations and technical corrections on tax depreciation methods for qualified improvement property.

The net increase in the effective income tax rate in 2020 as compared to 2019 was primarily due to the benefit of the tax credits for FICA taxes on certain employees’ tips in 2020 and the 2020 pre-tax book loss.

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

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for 2020 was higher than the blended federal and state statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips. The effective income tax rate for fiscal year 2019 was lower than the blended federal and state statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips.

Deferred Tax Assets and Liabilities - The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows as of the periods indicated:

(dollars in thousands)	DECEMBER 27, 2020	DECEMBER 29, 2019
Deferred income tax assets:
Operating lease liabilities	$360,690	$378,518
Insurance reserves	13,695	13,722
Unearned revenue	44,039	22,230
Deferred compensation	32,779	27,222
Net operating loss carryforwards	19,285	9,876
Federal tax credit carryforwards	142,055	115,273
Partner deposits and accrued partner obligations	3,403	4,449
Other, net	24,838	13,706
Gross deferred income tax assets	640,784	584,996
Less: valuation allowance	(18,509)	(14,922)
Deferred income tax assets, net of valuation allowance	622,275	570,074
Deferred income tax liabilities:
Less: operating lease right-of-use asset basis differences	(300,387)	(326,166)
Less: property, fixtures and equipment basis differences	(54,725)	(65,404)
Less: intangible asset basis differences	(113,280)	(118,855)
Deferred income tax assets, net	$153,883	$59,649

The net change in deferred tax valuation allowance in 2020 was primarily attributable to net operating losses in certain foreign jurisdictions with full valuation allowances recorded and a full valuation allowance recorded against deferred tax assets recognized in the acquisition of the remaining equity interests of a foreign subsidiary during 2020 that are not more likely than not to be realized. These increases were partially offset by the expiration of net operating loss carryforwards in certain foreign jurisdictions with full valuation allowances recorded.

Undistributed Earnings - As of December 27, 2020, the Company had aggregate accumulated foreign earnings of approximately $40.2 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the Tax Cuts and Jobs Act and post-2017 foreign earnings, which the Company may repatriate to the U.S. without additional material U.S. federal income taxes. These amounts are no longer considered indefinitely reinvested in the Company’s foreign subsidiaries.

As of December 27, 2020, the Company maintained a deferred tax liability for state income taxes on historical earnings of $0.2 million. The Company has not recorded a deferred tax liability on the financial statement carrying amount over the tax basis of its investments in foreign subsidiaries because the Company continues to assert that it is indefinitely reinvested in its underlying investments in foreign subsidiaries. The determination of any unrecorded deferred tax liability on this amount is not practicable due to the uncertainty of how these investments would be recovered.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Tax Carryforwards - The amount and expiration dates of tax loss carryforwards and credit carryforwards as of December 27, 2020 are as follows:

(dollars in thousands)	EXPIRATION DATE			AMOUNT
Federal tax credit carryforwards	2026	-	2040	$158,279
Foreign loss carryforwards (1)	2021	-	Indefinite	$73,082
Foreign tax credit carryforwards	Indefinite			$864
________________
(1)The Company has a valuation allowance against the foreign loss carryforwards for which it has determined it is more likely than not that some portion or all may not be realized.

As of December 27, 2020, the Company had $155.3 million in general business tax credit carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. The Company currently expects to utilize these tax credit carryforwards within a 10-year period. However, the Company’s ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code.

The Company anticipates generating additional business tax credits in the future years. The amount of business tax credits expected to be generated in 2021 is approximately $30 million to $40 million.

Unrecognized Tax Benefits - As of December 27, 2020 and December 29, 2019, the liability for unrecognized tax benefits was $25.5 million and $27.2 million, respectively. Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $25.5 million and $27.0 million, respectively, if recognized, would impact the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Balance as of beginning of year	$27,201	$25,190	$23,663
Additions for tax positions taken during a prior period	1,061	869	2,461
Reductions for tax positions taken during a prior period	(324)	(255)	(826)
Additions for tax positions taken during the current period	762	2,237	2,017
Settlements with taxing authorities	(1,290)	(44)	(682)
Lapses in the applicable statutes of limitations	(1,857)	(749)	(1,390)
Translation adjustments	(29)	(47)	(53)
Balance as of end of year	$25,524	$27,201	$25,190

The Company had approximately $1.9 million accrued for the payment of interest and penalties as of December 27, 2020 and December 29, 2019. The Company recognized immaterial interest and penalties related to uncertain tax positions in the (Benefit) provision for income taxes, for all periods presented.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Open Tax Years - Following is a summary of the open audit years by jurisdiction as of December 27, 2020:

	OPEN AUDIT YEARS
United States - federal	2007	-	2019
United States - state	2001	-	2019
Foreign	2013	-	2019

22.           Commitments and Contingencies

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of December 27, 2020, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was approximately $26.7 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of December 27, 2020 was approximately $20.7 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred.

During 2020, the Company recorded $4.2 million of additional contingent lease liability in response to the economic impact of the COVID-19 pandemic. As of December 27, 2020, the Company’s recorded contingent lease liability was $9.6 million. See Note 3 - COVID-19 Charges for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.

During the third quarter of 2020, the Company received notices of default pertaining to three leases of divested restaurant properties in circumstances where the Company is contingently liable for the unpaid rent of the current operators. The Company is in active discussions with the respective landlords and believes its recorded reserve is reasonable.

Purchase Obligations - Purchase obligations were $230.6 million and $312.0 million as of December 27, 2020 and December 29, 2019, respectively. These purchase obligations are primarily due within five years, however, commitments with various vendors extend through January 2028. Outstanding commitments consist primarily of food and beverage products related to normal business operations, technology, advertising and restaurant-level service contracts. In 2020, the Company purchased approximately 97% of its U.S. beef raw materials from four beef suppliers that represent more than 80% of the total beef marketplace in the U.S.

Litigation and Other Matters - In relation to various legal matters, the Company had $4.6 million and $3.0 million of liability recorded as of December 27, 2020 and December 29, 2019, respectively. During 2020, 2019 and 2018, the Company recognized $2.3 million, $1.3 million and $1.6 million, respectively, in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for certain legal settlements.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Insurance - As of December 27, 2020, the future undiscounted payments the Company expects for workers’ compensation, general liability and health insurance claims are:

(dollars in thousands)
2021	$20,669
2022	10,537
2023	6,354
2024	3,440
2025	1,962
Thereafter	10,255
$53,217

The following is a reconciliation of the expected aggregate undiscounted reserves to the discounted reserves for insurance claims recognized on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 27, 2020	DECEMBER 29, 2019
Undiscounted reserves	$53,217	$56,953
Discount (1)	(441)	(2,635)
Discounted reserves	$52,776	$54,318

Discounted reserves recognized on the Company’s Consolidated Balance Sheets:
Accrued and other current liabilities	$20,648	$20,500
Other long-term liabilities, net	32,128	33,818
	$52,776	$54,318
____________________
(1)     Discount rates of 0.26% and 1.61% were used for December 27, 2020 and December 29, 2019, respectively.

23.    Segment Reporting

The Company considers its restaurant concepts and international markets as operating segments, which reflects how the Company manages its business, reviews operating performance and allocates resources. Resources are allocated and performance is assessed by the Company’s Chief Executive Officer, whom the Company has determined to be its Chief Operating Decision Maker (“CODM”). The Company aggregates its operating segments into two reportable segments, U.S. and international. The U.S. segment includes all restaurants operating in the U.S. while restaurants operating outside the U.S. are included in the international segment.

The following is a summary of reporting segments as of December 27, 2020:

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

directly related to the performance of the segments, most stock-based compensation expenses and certain bonus expenses.

During 2020, the Company recorded $32.4 million of pre-tax charges as a part of transformational initiatives implemented in connection with its previously announced review of strategic alternatives. These costs were primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings and were not allocated to the Company’s segments since the Company’s CODM does not consider the impact of transformational initiatives when assessing segment performance.

The following table is a summary of Total revenues by segment, for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Total revenues
U.S.	$2,885,542	$3,687,918	$3,687,239
International	285,019	451,471	439,174
Total revenues	$3,170,561	$4,139,389	$4,126,413

The following table is a reconciliation of segment (loss) income from operations to (Loss) income before (benefit) provision for income taxes, for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Segment (loss) income from operations
U.S.	$(1,630)	$311,666	$288,959
International	(13,479)	44,428	22,001
Total segment (loss) income from operations	(15,109)	356,094	310,960
Unallocated corporate operating expense	(159,864)	(165,004)	(165,707)
Total (loss) income from operations	(174,973)	191,090	145,253
Loss on modification of debt	(237)	—	—
Other income (expense), net	131	(143)	(11)
Interest expense, net	(64,442)	(49,257)	(44,937)
(Loss) income before (benefit) provision for income taxes	$(239,521)	$141,690	$100,305

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Depreciation and amortization
U.S.	$144,298	$152,881	$158,307
International	23,723	27,491	26,304
Corporate	12,240	16,439	16,982
Total depreciation and amortization	$180,261	$196,811	$201,593

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a summary of capital expenditures by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
Capital expenditures
U.S.	$64,516	$121,646	$162,207
International	18,542	28,496	36,962
Corporate	5,936	8,885	11,754
Total capital expenditures	$88,994	$159,027	$210,923

The following table sets forth Total assets by segment as of the periods indicated:

(dollars in thousands)	DECEMBER 27, 2020	DECEMBER 29, 2019
Assets
U.S.	$2,672,778	$2,941,831
International	410,322	462,308
Corporate	279,007	188,544
Total assets	$3,362,107	$3,592,683

Geographic areas — International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding goodwill, operating lease right-of-use assets, intangible assets and deferred tax assets, by major geographic area as of the periods indicated:

(dollars in thousands)	DECEMBER 27, 2020	DECEMBER 29, 2019
U.S.	$879,392	$1,023,146
International
Brazil	83,041	113,795
Other	17,880	16,246
Total assets	$980,313	$1,153,187

International revenues are defined as revenues generated from restaurant sales originating in a country other than the U.S. The following table details Total revenues by major geographic area for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2020	2019	2018
U.S.	$2,885,542	$3,687,918	$3,687,239
International
Brazil	222,283	393,700	376,317
Other	62,736	57,771	62,857
Total revenues	$3,170,561	$4,139,389	$4,126,413

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

24.    Selected Quarterly Financial Data (Unaudited)

2020 FISCAL QUARTERS (dollars in thousands, except per share data)	FIRST (1)	SECOND (1)	THIRD (1)	FOURTH (1)
Total revenues	$1,008,337	$578,459	$771,260	$812,505
Loss from operations	(41,568)	(111,912)	(14,255)	(7,238)
Net loss	(34,414)	(92,428)	(17,778)	(14,175)
Net loss attributable to common stockholders	(38,107)	(92,256)	(17,637)	(14,211)
Loss per share attributable to common stockholders:
Basic	$(0.44)	$(1.05)	$(0.20)	$(0.16)
Diluted	$(0.44)	$(1.05)	$(0.20)	$(0.16)

2019 FISCAL QUARTERS (dollars in thousands, except per share data)	FIRST (2)	SECOND (2)	THIRD (2)	FOURTH (2)
Total revenues	$1,128,131	$1,021,930	$967,144	$1,022,184
Income from operations	82,494	43,460	21,958	43,178
Net income	65,649	29,809	9,373	29,286
Net income attributable to Bloomin’ Brands	64,300	29,021	9,248	28,004
Earnings per share:
Basic	$0.70	$0.32	$0.11	$0.32
Diluted	$0.69	$0.32	$0.11	$0.32
____________________
(1)Loss from operations in the first, second, third and fourth quarters include expense of $69.1 million, $32.8 million, $4.2 million and $18.2 million, respectively, for impairments and closure charges, primarily in connection with the COVID-19 pandemic, and severance and other costs related to transformational and restructuring activities. Net loss in the second, third and fourth quarters include expense of $1.4 million, $2.4 million and $2.5 million, respectively, for amortization of the debt discount related to the issuance of the 2025 Notes.
(2)Income from operations in the first, second, third and fourth quarters include expense of $6.0 million, $3.7 million, $3.9 million and $4.0 million, respectively, for impairments, closure charges and severance related to certain restructuring activities and the relocation of certain restaurants. Income from operations in the third and fourth quarters also include $3.8 million of gains related to the sale of certain surplus properties and $6.0 million of benefit from the recognition of certain value-added tax credits in Brazil, respectively.

BLOOMIN’ BRANDS, INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 27, 2020.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Amendments to the Form of Performance Award Agreement

On February 22, 2021, the Compensation Committee of Bloomin’ Brands’ Board of Directors (the “Committee”) approved the following amendments to the Company’s form of Performance Award Agreement under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan (the “Amended Form of PSU Award”):

•Introduction of Relative Total Stockholder Return (“TSR”) Performance Goal

Under the Amended Form of PSU Award, relative TSR is a performance goal which will modify the number of PSUs that vest under each applicable award agreement. The relative TSR performance goal will be calculated based on the TSR of the Company as compared with companies in a comparison group, which is comprised of companies in the S&P 1500 restaurant index.

The number of PSUs that vest under each applicable award will initially be determined based on the attainment of certain financial or other performance goals, such as adjusted earnings per share. After this initial determination, the resulting number of PSUs will then be multiplied by seventy-five percent (75%), one hundred percent (100%), or one hundred twenty five percent (125%) based on the level of achievement of the relative TSR performance goal. Interpolation will not apply to the relative TSR performance goal.

The maximum number of PSUs that vest shall not exceed two hundred percent (200%) of target.

BLOOMIN’ BRANDS, INC.
In deciding to make these amendments, the Committee consulted with Frederic W. Cook & Co., Inc., the Company’s independent compensation consultant (“FWC”), and evaluated the compensation practices of peer companies and executive compensation trends.

Other than as set forth above, the Amended Form of PSU Award has terms that are substantially consistent with the terms contained in the form of Performance Award Agreement Under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan included as an exhibit to the Company’s Form 8-K filed on May 29, 2020.

The foregoing summary of the Amended Form of PSU Award does not purport to be complete and is qualified in its entirety by the full text of the Amended Form of PSU Award, a copy of which is filed as Exhibit 10.48 to this Annual Report on Form 10-K and incorporated herein by reference.

PSU Grant – David Deno

On February 22, 2021, the Committee approved a one-time special PSU grant to David Deno, the Company’s Chief Executive Officer, with a total grant date fair market value of One Million Dollars (USD $1,000,000). In deciding to issue this grant to Mr. Deno, the Committee consulted with FWC.

The grant was made pursuant to the Company’s 2020 Omnibus Incentive Compensation Plan in recognition of Mr. Deno’s leadership of the Company since being appointed Chief Executive Officer, and to further incentivize go-forward performance. The Amended Form of PSU Award was utilized for Mr. Deno’s grant.

Subject to the terms and conditions of the award agreement, the PSUs will vest at the end of a three (3) year performance period and will range between zero percent (0%) and two-hundred percent (200%) of target, depending on the achievement of specified performance goals during the three (3) year performance period, including the relative TSR modifier.

Market Adjustments to Compensation – Chris Meyer

On February 22, 2021, the Committee approved market adjustments to the compensation for Chris Meyer, the Company’s Executive Vice President and Chief Financial Officer. In making this decision, the Committee consulted with FWC, and evaluated the compensation practices of peer companies and executive compensation trends.

Mr. Meyer’s compensation has been adjusted as follows:

Compensation Item	New Compensation Amount
Base Salary	$525,000
Short-Term Incentive Target %	100%
Long-Term Incentive Target %	125%

Total Direct Compensation Target: $1,706,250

The Short-Term Incentive Target % and Long-Term Incentive Target % are expressed as a target percentage of Base Salary. Incentive compensation for the Company’s named executive officers, including Mr. Meyer, is subject to the Company’s performance-based short-term incentive plan and the Company’s 2020 Omnibus Incentive Compensation Plan.

BLOOMIN’ BRANDS, INC.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees will be included under the captions “Proposal No. 1: Election of Directors—Nominees for Election at this Annual Meeting” and “—Directors Continuing in Office” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this Report on Form 10-K.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 will be included under the caption “Executive Compensation and Related Information—Delinquent Section 16(a) Reports” in our Definitive Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Conduct that applies to all employees. A copy of our Code of Conduct is available on our website, free of charge. The Internet address for our website is www.bloominbrands.com, and the Code of Conduct may be found on our main webpage by clicking first on “Investors” and then on “Governance—Governance Documents” and next on “Code of Conduct.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the Governance Documents webpage, as specified above.

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
PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

•Consolidated Balance Sheets – December 27, 2020 and December 29, 2019
•Consolidated Statements of Operations and Comprehensive (Loss) Income – Fiscal years 2020, 2019 and 2018
•Consolidated Statements of Changes in Stockholders’ Equity – Fiscal years 2020, 2019 and 2018
•Consolidated Statements of Cash Flows – Fiscal years 2020, 2019 and 2018
•Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Report.
(a)(3) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

3.1	Second Amended and Restated Certificate of Incorporation of Bloomin’ Brands, Inc.	Registration Statement on Form S-8, File No. 333-183270, filed on August 13, 2012, Exhibit 4.1

3.2	Third Amended and Restated Bylaws of Bloomin’ Brands, Inc.	December 7, 2018 Form 8-K, Exhibit 3.1

4.1	Form of Common Stock Certificate	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 4.1

4.2	Description of Common Stock	December 29, 2019 Form 10-K, Exhibit 4.2

4.3	Indenture, dated as of May 8, 2020, between Bloomin’ Brands, Inc. and Wells Fargo Bank, National Association	May 11, 2020 Form 8-K, Exhibit 4.1

4.4	Form of 5.00% Convertible Senior Notes due 2025	May 11, 2020 Form 8-K, Included as Exhibit A to Exhibit 4.1

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

10.4
Third Amendment to Royalty Agreement made and entered into effective June 1, 2014, by and among Carrabba’s Italian Grill, LLC, OSI Restaurant Partners, LLC, Mangia Beve, Inc., Mangia Beve II, Inc., Original, Inc., Voss, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr.
June 29, 2014 Form 10-Q, Exhibit 10.6

10.5
Fourth Amendment to Royalty Agreement made and entered into effective May 1, 2017, by and among Carrabba’s Italian Grill, LLC, OSI Restaurant Partners, LLC, Mangia Beve, Inc., Mangia Beve II, Inc., Original, Inc., Voss, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr.
June 25, 2017 Form 10-Q, Exhibit 10.1

10.6
Amended and Restated Operating Agreement for OSI/Fleming’s, LLC made as of June 4, 2010 by and among OS Prime, LLC, a wholly-owned subsidiary of OSI Restaurant Partners, LLC, FPSH Limited Partnership and AWA III Steakhouses, Inc.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.8

10.7*	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.46

10.8*	Kangaroo Holdings, Inc. 2007 Equity Incentive Plan, as amended	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.1

10.9*	Form of Option Agreement for Options under the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.42

10.10*	Bloomin’ Brands, Inc. 2012 Incentive Award Plan	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.2

10.11*	Form of Nonqualified Stock Option Award Agreement for options granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.2

10.12*	Form of Restricted Stock Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.3

10.13*	Form of Restricted Stock Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.4

10.14*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.1

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.15*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.2

10.16*	Form of Performance Unit Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.5

10.17*	Form of Bloomin’ Brands, Inc. Indemnification Agreement by and between Bloomin’ Brands, Inc. and each member of its Board of Directors and each of its executive officers	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.39

10.18*	Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	March 11, 2016 Definitive Proxy Statement

10.19*	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.2

10.20*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.3

10.21*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.4

10.22*	Form of Performance Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.5

10.23*	Form of Restricted Cash Award Agreement for cash awards granted under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	March 26, 2017 Form 10-Q, Exhibit 10.1

10.24*	Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	April 9, 2020 Definitive Proxy Statement

10.25*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.2

10.26*	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.3

10.27*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.4

10.28*	Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.5

10.29*	Form of Restricted Cash Award Agreement for cash awards granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.6

10.30*	Bloomin’ Brands, Inc. Executive Change in Control Plan, effective December 6, 2012	December 7, 2012 Form 8-K, Exhibit 10.1

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.31*	Option Agreement, dated July 1, 2011, by and between Kangaroo Holdings, Inc. and Elizabeth A. Smith	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.41

10.32*	Second Amended and Restated Employment Agreement, effective April 1, 2019, by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	March 31, 2019 Form 10-Q, Exhibit 10.2

10.33*	Amended and Restated Officer Employment Agreement, effective April 1, 2019, by and between David J. Deno and Bloomin’ Brands, Inc.	March 31, 2019 Form 10-Q, Exhibit 10.3

10.34*	Split-Dollar Agreement dated August 12, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Joseph J. Kadow	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.48

10.35*	Employment Offer Letter Agreement, dated as of July 30, 2014, between Bloomin’ Brands, Inc. and Donagh Herlihy	December 28, 2014 Form 10-K, Exhibit 10.58

10.36*	Employment Offer Letter Agreement, dated as of July 29, 2016, between Bloomin’ Brands, Inc. and Gregg Scarlett	September 25, 2016 Form 10-Q, Exhibit 10.2

10.37*	Employment Offer Letter Agreement, dated as of March 7, 2019, between Bloomin’ Brands, Inc. and Christopher Meyer	March 31, 2019 Form 10-Q, Exhibit 10.4

10.38*	Employment Offer Letter Agreement, dated as of May 1, 2019, between Michael Stutts and Bloomin’ Brands, Inc.	June 30, 2019 Form 10-Q, Exhibit 10.3

10.39*	Employment Offer Letter Agreement, dated as of May 1, 2019, between Kelly Lefferts and Bloomin’ Brands, Inc.	June 30, 2019 Form 10-Q, Exhibit 10.4

10.40*	Severance Agreement, dated as of January 14, 2020, by and between Donagh H. Herlihy and OS Management, Inc.	December 29, 2019 Form 10-K, Exhibit 10.38

10.41*	Resignation Agreement, effective March 6, 2020, by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	December 29, 2019 Form 10-K, Exhibit 10.39

10.42*	Employment Offer Letter Agreement, dated as of February 14, 2020, between Bloomin’ Brands, Inc. and Gregg Scarlett	December 29, 2019 Form 10-K, Exhibit 10.40

10.43*	Amendment to Officer Employment Agreement, dated as of April 6, 2020, between Bloomin’ Brands, Inc. and David J. Deno	March 29, 2020 Form 10-Q, Exhibit 10.4

10.44	Agreement dated April 8, 2020, between Bloomin’ Brands, Inc. and JANA Partners, LLC.	April 9, 2020 Form 8-K, Exhibit 10.1

10.45	Form of Convertible Note Hedge Transactions confirmation	May 11, 2020 Form 8-K, Exhibit 10.1

10.46	Form of Warrant Transactions confirmation	May 11, 2020 Form 8-K, Exhibit 10.2

10.47	Consulting Agreement effective June 1, 2020, by and between Bloomin’ Brands, Inc. and Joseph J. Kadow	March 29, 2020 Form 10-Q, Exhibit 10.6

10.48*	Amended Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	Filed herewith

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.49*	Amended Form of Performance Award Agreement with adapted service criteria for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	Filed herewith

10.50*
Form of Restricted Stock Unit Award Agreement with adapted service criteria for restricted stock units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan
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

Date:	February 24, 2021	Bloomin’ Brands, Inc.

By: /s/ David J. Deno
David J. Deno Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Deno	Chief Executive Officer and Director (Principal Executive Officer)
David J. Deno		February 24, 2021

/s/ Christopher Meyer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Christopher Meyer		February 24, 2021

/s/ James R. Craigie
James R. Craigie	Chairman of the Board and Director	February 24, 2021

/s/ Wendy A. Beck
Wendy A. Beck	Director	February 24, 2021

/s/ David R. Fitzjohn
David R. Fitzjohn	Director	February 24, 2021

/s/ John Gainor
John Gainor	Director	February 24, 2021

/s/ Lawrence Jackson
Lawrence Jackson	Director	February 24, 2021

/s/ Tara Walpert Levy
Tara Walpert Levy	Director	February 24, 2021

/s/ John J. Mahoney
John J. Mahoney	Director	February 24, 2021

/s/ R. Michael Mohan
R. Michael Mohan	Director	February 24, 2021

/s/ Elizabeth A. Smith
Elizabeth A. Smith	Director	February 24, 2021