Form 10-Q
period 2021-03-28
Bloomin' Brands, Inc.
filed 2021-04-30
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021
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

As of April 27, 2021, 88,919,036 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 28, 2021
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	MARCH 28, 2021	DECEMBER 27, 2020
ASSETS
Current assets
Cash and cash equivalents	$136,658	$109,980
Restricted cash and cash equivalents	—	428
Inventories	53,905	61,928
Other current assets, net	82,426	151,518
Total current assets	272,989	323,854
Property, fixtures and equipment, net	862,844	887,687
Operating lease right-of-use assets	1,165,947	1,172,910
Goodwill	268,645	271,164
Intangible assets, net	457,843	459,983
Deferred income tax assets, net	166,142	153,883
Other assets, net	90,914	92,626
Total assets	$3,285,324	$3,362,107
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$146,832	$141,457
Accrued and other current liabilities	428,284	388,321
Unearned revenue	315,038	381,616
Current portion of long-term debt	41,829	38,710
Total current liabilities	931,983	950,104
Non-current operating lease liabilities	1,212,656	1,217,921
Long-term debt, net	951,534	997,770
Other long-term liabilities, net	143,746	185,355
Total liabilities	3,239,919	3,351,150
Commitments and contingencies (Note 18)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of March 28, 2021 and December 27, 2020	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 88,854,861 and 87,855,571 shares issued and outstanding as of March 28, 2021 and December 27, 2020, respectively	889	879
Additional paid-in capital	1,097,639	1,132,808
Accumulated deficit	(844,864)	(918,096)
Accumulated other comprehensive loss	(215,060)	(211,446)
Total Bloomin’ Brands stockholders’ equity	38,604	4,145
Noncontrolling interests	6,801	6,812
Total stockholders’ equity	45,405	10,957
Total liabilities and stockholders’ equity	$3,285,324	$3,362,107

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 28, 2021	MARCH 29, 2020
Revenues
Restaurant sales	$979,451	$996,237
Franchise and other revenues	8,022	12,100
Total revenues	987,473	1,008,337
Costs and expenses
Food and beverage costs	291,870	319,693
Labor and other related	274,638	309,269
Other restaurant operating	229,293	246,555
Depreciation and amortization	41,226	48,268
General and administrative	57,248	84,802
Provision for impaired assets and restaurant closings	2,200	41,318
Total costs and expenses	896,475	1,049,905
Income (loss) from operations	90,998	(41,568)
Other income (expense), net	21	(793)
Interest expense, net	(14,628)	(11,708)
Income (loss) before provision (benefit) for income taxes	76,391	(54,069)
Provision (benefit) for income taxes	6,593	(19,655)
Net income (loss)	69,798	(34,414)
Less: net income attributable to noncontrolling interests	936	197
Net income (loss) attributable to Bloomin’ Brands	68,862	(34,611)
Redemption of preferred stock in excess of carrying value	—	(3,496)
Net income (loss) attributable to common stockholders	$68,862	$(38,107)

Net income (loss)	$69,798	$(34,414)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,575)	(7,961)
Unrealized loss on derivatives, net of tax	(42)	(13,336)
Reclassification of adjustment for loss on derivatives included in Net income (loss), net of tax	3,003	1,396
Comprehensive income (loss)	66,184	(54,315)
Less: comprehensive income (loss) attributable to noncontrolling interests	936	(467)
Comprehensive income (loss) attributable to Bloomin’ Brands	$65,248	$(53,848)

Earnings (loss) per share attributable to common stockholders:
Basic	$0.78	$(0.44)
Diluted	$0.63	$(0.44)
Weighted average common shares outstanding:
Basic	88,367	87,129
Diluted	110,641	87,129

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 27, 2020	87,856	$879	$1,132,808	$(918,096)	$(211,446)	$6,812	$10,957
Cumulative-effect from a change in accounting principle, net of tax	—	—	(47,323)	4,370	—	—	(42,953)
Net income	—	—	—	68,862	—	936	69,798
Other comprehensive loss, net of tax	—	—	—	—	(3,614)	—	(3,614)
Stock-based compensation	—	—	4,726	—	—	—	4,726
Common stock issued under stock plans (1)	999	10	7,428	—	—	—	7,438
Distributions to noncontrolling interests	—	—	—	—	—	(1,458)	(1,458)
Contributions from noncontrolling interests	—	—	—	—	—	511	511
Balance, March 28, 2021	88,855	$889	$1,097,639	$(844,864)	$(215,060)	$6,801	$45,405

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 29, 2019	86,946	$869	$1,094,338	$(755,089)	$(169,776)	$7,139	$177,481
Cumulative-effect from a change in accounting principle, net of tax	—	—	—	(4,292)	—	—	(4,292)
Net (loss) income	—	—	—	(34,611)	—	197	(34,414)
Other comprehensive loss, net of tax	—	—	—	—	(19,754)	(147)	(19,901)
Cash dividends declared, $0.20 per common share	—	—	(17,480)	—	—	—	(17,480)
Stock-based compensation	—		3,289	—	—	—	3,289
Consideration for preferred stock in excess of carrying value, net of tax	—	—	(3,496)	—	517	1,261	(1,718)
Common stock issued under stock plans (1)	471	5	(2,513)	—	—	—	(2,508)
Purchase of noncontrolling interests	—	—	(57)	—	—	—	(57)
Distributions to noncontrolling interests	—	—	—	—	—	(310)	(310)
Contributions from noncontrolling interests	—	—	—	—	—	53	53
Balance, March 29, 2020	87,417	$874	$1,074,081	$(793,992)	$(189,013)	$8,193	$100,143
________________
(1)Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 28, 2021	MARCH 29, 2020

Cash flows provided by operating activities:
Net income (loss)	$69,798	$(34,414)
Adjustments to reconcile Net income (loss) to cash provided by operating activities:
Depreciation and amortization	41,226	48,268
Amortization of debt discounts and issuance costs	1,308	634
Amortization of deferred gift card sales commissions	8,725	9,090
Provision for impaired assets and restaurant closings	2,200	41,318
Non-cash operating lease costs	19,502	19,253
Provision for expected credit losses and contingent lease liabilities	(98)	7,522
Inventory obsolescence and spoilage	—	5,291
Stock-based and other non-cash compensation expense	4,726	3,289
Deferred income tax expense (benefit)	1,571	(10,940)
Loss on disposal of property, fixtures and equipment	434	796
Other, net	(1,165)	1,655
Change in assets and liabilities	(7,201)	(63,471)
Net cash provided by operating activities	141,026	28,291
Cash flows used in investing activities:
Capital expenditures	(17,411)	(34,229)
Other investments, net	793	(569)
Net cash used in investing activities	$(16,618)	$(34,798)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 28, 2021	MARCH 29, 2020

Cash flows (used in) provided by financing activities:
Repayments of long-term debt and finance lease obligations	$(9,656)	$(6,657)
Proceeds from borrowings on revolving credit facilities, net	15,000	505,000
Repayments of borrowings on revolving credit facilities	(107,000)	(129,000)
Proceeds (payments of taxes) from share-based compensation, net	7,438	(2,508)
Distributions to noncontrolling interests	(1,458)	(310)
Contributions from noncontrolling interests	511	53
Purchase of limited partnership and noncontrolling interests	—	(57)
Payments for partner equity plan	(1,747)	(5,701)
Cash dividends paid on common stock	—	(17,480)
Redemption of subsidiary preferred stock	—	(1,007)
Net cash (used in) provided by financing activities	(96,912)	342,333
Effect of exchange rate changes on cash and cash equivalents	(1,246)	424
Net increase in cash, cash equivalents and restricted cash	26,250	336,250
Cash, cash equivalents and restricted cash as of the beginning of the period	110,408	67,145
Cash, cash equivalents and restricted cash as of the end of the period	$136,658	$403,395
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,230	$10,682
Cash paid for income taxes, net of refunds	2,150	5,408
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$14,819	$21,514
Leased assets obtained in exchange for new finance lease liabilities	15	473
Increase (decrease) in liabilities from the acquisition of property, fixtures and equipment	2,005	(1,950)

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

Basis of Presentation - The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments necessary for fair financial statement presentation for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2020.

Recently Adopted Financial Accounting Standards - On December 28, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity,” (“ASU No. 2020-06”) which removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. ASU No. 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method is no longer permitted for convertible instruments. The Company adopted ASU No. 2020-06 using the modified retrospective approach which resulted in a cumulative-effect adjustment that increased (decreased) the following Consolidated Balance Sheet accounts during the first quarter of 2021:

ADJUSTMENT	CONSOLIDATED BALANCE SHEET CLASSIFICATION	AMOUNT (in millions)
Deferred tax impact of cumulative-effect adjustment	Deferred income tax assets, net	$14.9
Debt discount reclassification	Long-term debt, net	$59.9
Equity issuance costs reclassification	Long-term debt, net	$(2.1)
Debt discount amortization reclassification, net of tax	Accumulated deficit	$4.4
Reversal of separated equity component, net of tax	Additional paid-in capital	$(47.3)

After adopting ASU No. 2020-06, the Company’s convertible senior notes due 2025 (the “2025 Notes”) are reflected entirely as a liability since the embedded conversion feature is no longer separately presented within stockholders’ equity. During 2020, the Company recognized debt discount amortization of $6.3 million within Interest expense, net related to its 2025 Notes.

In February 2021, the Company made an irrevocable election under the indenture to require the principal portion of its 2025 Notes to be settled in cash and any excess in shares. Following the irrevocable notice, only the amounts settled in excess of the principal will be considered in diluted earnings per share under the if-converted method.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
2.    COVID-19 Charges

In March 2020, the Company temporarily closed all restaurant dining rooms in the U.S. to comply with state and local regulations in response to the COVID-19 pandemic (“COVID-19”), which significantly impacted operating results during the thirteen weeks ended March 29, 2020. Following is a summary of the charges recorded in connection with the COVID-19 pandemic for the period indicated (dollars in thousands):

CHARGES	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	THIRTEEN WEEKS ENDED
		MARCH 29, 2020
Inventory obsolescence and spoilage	Food and beverage costs	$6,182
Compensation for idle employees (1)	Labor and other related	16,186
Lease guarantee contingent liabilities (2)	General and administrative	4,188
Allowance for expected credit losses (3)	General and administrative	3,334
Other charges	General and administrative	573
Right-of-use asset impairment (4)	Provision for impaired assets and restaurant closings	20,484
Fixed asset impairment (4)	Provision for impaired assets and restaurant closings	11,728
Goodwill and other impairment (5)	Provision for impaired assets and restaurant closings	2,388
		$65,063
________________
(1)Represents relief pay for hourly employees impacted by the closure of dining rooms.
(2)Represents contingent liabilities recorded for lease guarantees related to certain former restaurant locations now operated by franchisees or other third parties.
(3)Includes reserves to reflect an increase in expected credit losses, primarily related to franchise receivables.
(4)Includes impairments resulting from the remeasurement of assets utilizing projected future cash flows revised for then current economic conditions and the closure of certain restaurants.
(5)Includes impairment of goodwill for the Company’s Hong Kong subsidiary.

3.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Revenues
Restaurant sales	$979,451	$996,237
Franchise and other revenues
Franchise revenue	$6,789	$9,549
Other revenue	1,233	2,551
Total Franchise and other revenues	$8,022	$12,100
Total revenues	$987,473	$1,008,337

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes disaggregation of Restaurant sales and Franchise revenue, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 28, 2021		MARCH 29, 2020
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse	$547,195	$2,956	$530,685	$6,541
Carrabba’s Italian Grill	157,686	617	146,875	461
Bonefish Grill	126,974	130	135,072	136
Fleming’s Prime Steakhouse & Wine Bar	66,311	—	70,960	—
Other	1,893	—	1,297	—
U.S. total	$900,059	$3,703	$884,889	$7,138
International
Outback Steakhouse Brazil (1)	$60,848	$—	$91,590	$—
Other (1)(2)	18,544	3,086	19,758	2,411
International total	$79,392	$3,086	$111,348	$2,411
Total	$979,451	$6,789	$996,237	$9,549
________________
(1)Brazil Restaurant sales are reported on a one-month lag and are presented on a calendar basis. Restaurant sales for Brazil during the first quarter of 2020 (through February 29, 2020) were not materially impacted by the COVID-19 pandemic.
(2)Includes Restaurant sales for the Company’s Abbraccio concept in Brazil.

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	MARCH 28, 2021	DECEMBER 27, 2020
Other current assets, net
Deferred gift card sales commissions	$13,502	$19,300

Unearned revenue
Deferred gift card revenue	$306,075	$373,048
Deferred loyalty revenue	8,515	8,099
Deferred franchise fees - current	448	469
Total Unearned revenue	$315,038	$381,616

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,207	$4,301

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Balance, beginning of period	$19,300	$18,554
Deferred gift card sales commissions amortization	(8,725)	(9,090)
Deferred gift card sales commissions capitalization	3,499	4,324
Other	(572)	(739)
Balance, end of period	$13,502	$13,049

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Balance, beginning of period	$373,048	$358,757
Gift card sales	44,169	58,439
Gift card redemptions	(104,940)	(133,181)
Gift card breakage	(6,202)	(6,497)
Balance, end of period	$306,075	$277,518

4.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Impairment losses
U.S. (1)	$1,406	$30,972
International (1)(2)	707	3,172
Corporate (3)	29	6,280
Total impairment losses	$2,142	$40,424
Restaurant closure charges
U.S. (1)	$58	$721
International (1)	—	173
Total restaurant closure charges	$58	$894
Provision for impaired assets and restaurant closings	$2,200	$41,318
________________
(1)U.S. and international impairment and closure charges for the thirteen weeks ended March 29, 2020 primarily relate to the COVID-19 pandemic. See Note 2 - COVID-19 Charges for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.
(2)Includes goodwill impairment charges of $2.0 million during the thirteen weeks ended March 29, 2020.
(3)Corporate impairment charges for the thirteen weeks ended March 29, 2020 primarily relate to transformational initiatives.

Accrued Facility Closure and Other Costs Rollforward - The following table is a rollforward of the Company’s closed facility lease liabilities and other accrued costs associated with the closure and restructuring initiatives, for the period indicated:

THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021
Balance, beginning of the period	$12,879
Cash payments	(1,171)
Accretion	252
Adjustments	(189)
Balance, end of the period (1)	$11,771
________________
(1)As of March 28, 2021, the Company had exit-related accruals related to certain closure and restructuring initiatives of $3.8 million recorded in Accrued and other current liabilities and $8.0 million recorded in Non-current operating lease liabilities on its Consolidated Balance Sheet.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
5.    Earnings (Loss) Per Share

The dilutive effect of the 2025 Notes is calculated using the if-converted method which was required upon the Company’s adoption of ASU No. 2020-06. To the extent the Company has the ability to settle its 2025 Notes in shares of its common stock, the principal and conversion spread on the 2025 Notes will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $11.89 per share of common stock. In February 2021, the Company provided the trustee of its 2025 Notes notice of the Company’s irrevocable election to settle the principal portion of the 2025 Notes in cash and any excess in shares. As a result, subsequent to the election, only the amounts in excess of the principal amount are considered in diluted earnings per share under the if-converted method.

In connection with the offering of the 2025 Notes, the Company entered into the Convertible Note Hedge Transactions and Warrant Transactions described in Note 10 - Convertible Senior Notes. However, the Convertible Note Hedge Transactions are not considered when calculating dilutive shares given its impact is anti-dilutive. The impact of the Convertible Note Hedge Transactions would offset the dilutive impact of the shares underlying the 2025 Notes. The Warrant Transactions have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the $16.64 strike price of the Warrant Transactions. See Note 10 - Convertible Senior Notes for additional information regarding the 2025 Notes, Convertible Note Hedge Transactions and Warrant Transactions.

The following table presents the computation of basic and diluted earnings (loss) per share attributable to common stockholders for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 28, 2021	MARCH 29, 2020
Net income (loss) attributable to Bloomin’ Brands	$68,862	$(34,611)
Redemption of preferred stock in excess of carrying value (1)	—	(3,496)
Net income (loss) attributable to common stockholders	68,862	(38,107)
Convertible senior notes if-converted method interest adjustment, net of tax (2)	1,381	—
Diluted net income (loss) attributable to common stockholders	$70,243	$(38,107)

Basic weighted average common shares outstanding	88,367	87,129

Effect of dilutive securities:
Stock options	709	—
Nonvested restricted stock units	503	—
Nonvested performance-based share units	94	—
Convertible senior notes (2)	15,193	—
Warrants	5,775	—
Diluted weighted average common shares outstanding	110,641	87,129

Basic earnings (loss) per share attributable to common stockholders	$0.78	$(0.44)
Diluted earnings (loss) per share attributable to common stockholders	$0.63	$(0.44)
________________
(1)Consideration paid in excess of carrying value for the redemption of preferred stock is considered a deemed dividend and, for purposes of calculating earnings per share, reduces net income attributable to common stockholders for the thirteen weeks ended March 29, 2020. See Note 12 - Stockholders’ Equity for additional details.
(2)Adjustment relates to the 2025 Notes weighted for the portion of the period prior to the Company’s election under the 2025 Notes indenture to settle the principal portion of its 2025 Notes in cash. Effective with the Company’s election, there will be no further numerator adjustments for interest or denominator adjustments for shares required to settle the principal portion.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Share-based compensation-related weighted-average securities outstanding not included in the computation of net earnings (loss) per share attributable to common stockholders because their effect was antidilutive were as follows, for the periods indicated:

	THIRTEEN WEEKS ENDED
(shares in thousands)	MARCH 28, 2021	MARCH 29, 2020
Stock options	1,364	4,665
Nonvested restricted stock units	73	651
Nonvested performance-based share units	431	533

6.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Stock options	$865	$832
Restricted stock units	2,366	1,683
Performance-based share units	1,469	699
	$4,700	$3,214

In February 2021, the Company granted 0.3 million performance-based share units (“PSUs”) subject to final payout modification by a Relative Total Shareholder Return (“Relative TSR”) modifier. These PSUs maintain a three-year cliff vesting period and the underlying adjusted earnings per share performance metric can range from zero to 200% of the annual target grant. The grants additionally included a Relative TSR modifier to the final payout outcome, which can adjust the payout by 75%, 100% or 125% of the achieved performance metric, with the overall payout capped at 200% of the annual target grant. The Relative TSR is measured by comparing the Company’s Relative TSR to the constituents of the S&P 1500 Restaurants index. The fair value of PSUs granted was estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and was applied to the trading price of the Company’s common stock on the date of the grant. Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the period indicated:

THIRTEEN WEEKS ENDED
MARCH 28, 2021
Assumptions:
Risk-free interest rate (1)	0.20%
Volatility (2)	48.45%

Grant date fair value per unit (3)	$29.73
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Based on the historical volatility of the Company’s stock over the last seven years.
(3)Represents a 14.3% premium above the per share value of the Company’s common stock as of the grant date.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following represents unrecognized stock-based compensation expense and the remaining weighted-average vesting period as of March 28, 2021:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$2,147	1.1
Restricted stock units	$14,180	2.1
Performance-based share units	$14,790	2.1

7.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 28, 2021	DECEMBER 27, 2020
Prepaid expenses	$21,081	$12,148
Accounts receivable - gift cards, net (1)	8,464	76,808
Accounts receivable - vendors, net (1)	8,957	8,886
Accounts receivable - franchisees, net (1)	935	1,007
Accounts receivable - other, net (1)	12,984	16,782
Deferred gift card sales commissions	13,502	19,300
Assets held for sale	3,429	3,831
Other current assets, net	13,074	12,756
	$82,426	$151,518
________________
(1)See Note 16 - Allowance for Expected Credit Losses for a rollforward of the related allowance for expected credit losses.

8.    Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 28, 2021	DECEMBER 27, 2020
Accrued rent and current operating lease liabilities	$188,272	$192,369
Accrued payroll and other compensation (1)	107,833	79,291
Accrued insurance	21,972	20,648
Other current liabilities (2)	110,207	96,013
	$428,284	$388,321
________________
(1)During the thirteen weeks ended March 28, 2021, the Company reclassified $27.3 million of payroll taxes deferred under the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”) to current.
(2)During the thirteen weeks ended March 28, 2021, sales tax payable increased $9.2 million due to increased sales during the period.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
9.    Long-term Debt, Net

Following is a summary of outstanding long-term debt, as of the periods indicated:

	MARCH 28, 2021		DECEMBER 27, 2020
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$415,625	2.85%	$425,000	2.88%
Revolving credit facility (1)	355,000	2.86%	447,000	2.88%
Total Senior Secured Credit Facility	$770,625		$872,000
2025 Notes (2)	230,000	5.00%	230,000	5.00%
Finance lease liabilities	2,093		2,405
Less: unamortized debt discount and issuance costs (3)	(9,170)		(67,704)
Less: finance lease interest	(185)		(221)
Total debt, net	$993,363		$1,036,480
Less: current portion of long-term debt	(41,829)		(38,710)
Long-term debt, net	$951,534		$997,770
________________
(1)Interest rate represents the weighted-average interest rate as of the respective periods.
(2)See Note 10 - Convertible Senior Notes for details regarding the 2025 Notes and related hedge and warrant transactions.
(3)In connection with the adoption of ASU No. 2020-06, debt discount of $59.9 million related to the 2025 Notes was de-recognized and $2.1 million of equity issuance costs were reclassified as debt issuance costs during the thirteen weeks ended March 28, 2021.

As of March 28, 2021 and December 27, 2020, the Company was in compliance with its debt covenants.

2029 Notes - Subsequent to March 28, 2021, the Company and its wholly-owned subsidiary OSI Restaurant Partners, LLC (“OSI”), as co-issuers, issued $300.0 million aggregate principal amount of senior unsecured notes due 2029 (the “2029 Notes”).

The 2029 Notes were issued pursuant to an Indenture, dated April 16, 2021 (the “Indenture”), by and among the Company, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee. The 2029 Notes will be guaranteed by each of the Company’s existing and future domestic restricted subsidiaries (other than OSI) that are guarantors or borrowers under its New Senior Secured Credit Facilities (as defined below) or certain other indebtedness. The 2029 Notes will mature on April 15, 2029, unless earlier redeemed or purchased by the Company. The 2029 Notes bear cash interest at an annual rate of 5.125% payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021.

The Company may redeem some or all of the 2029 Notes at any time on or after April 15, 2024, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest. The Company may also redeem up to 40% of the 2029 Notes in an amount not greater than the proceeds of certain equity offerings completed before April 15, 2024, at a redemption price equal to 105.125% of the principal amount thereof, plus accrued and unpaid interest. In addition, at any time prior to April 15, 2024, the Company may redeem some or all of the 2029 Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium, plus accrued and unpaid interest.

The Indenture contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness or issue certain preferred stock; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other payments to the Company; create certain liens; transfer or sell certain assets; merge or consolidate; enter into certain transactions with the Company’s affiliates; and designate subsidiaries

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications as set forth in the Indenture.

The Indenture contains customary events of default, including, without limitation, failure to make required payments, failure to comply with certain agreements or covenants, cross-acceleration to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, and failure to pay certain judgments.

The net proceeds from the 2029 Notes, after deducting the initial purchaser’s discount and the Company’s offering expenses, were used to repay a portion of the Company’s outstanding Term loan A and revolving credit facility in conjunction with the refinancing of its Senior Secured Credit Facility.

Second Amended and Restated Credit Agreement - On April 16, 2021, the Company and OSI, as co-borrowers, entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which provides for senior secured financing of up to $1.0 billion consisting of a $200.0 million Term loan A and an $800.0 million revolving credit facility (the “New Senior Secured Credit Facility”). The New Senior Secured Credit Facility matures on April 16, 2026 and replaces the Company’s prior senior secured financing of up to $1.5 billion (the “Senior Secured Credit Facility”).

The commitments under the New Senior Secured Credit Facility may be increased in an aggregate principal amount of up to: (i) $425.0 million or (ii) at the Company’s option, up to an unlimited amount of incremental facilities, so long as the Consolidated Senior Secured Net Leverage Ratio (“CSSNLR”), as defined in the Second Amended and Restated Credit Agreement, is no more than 3.00 to 1.00 as of the last day of the most recent period of four consecutive fiscal quarters ended.

The Company may elect an interest rate at each reset period based on the Base Rate or the Eurocurrency Rate, plus an applicable spread. The Base Rate option is the highest of: (i) the prime rate of Wells Fargo Bank, National Association, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Eurocurrency rate with a one-month interest period plus 1.0% (the “Base Rate”). The Eurocurrency Rate option is the seven, 30, 60, 90 or 180-day Eurocurrency rate, subject to a 0% floor (the “Eurocurrency Rate”). The interest rates are as follows:

	BASE RATE ELECTION	EUROCURRENCY RATE ELECTION
Term loan A and revolving credit facility	50 to 150 basis points over the Base Rate	150 to 250 basis points over the Eurocurrency Rate

Fees on letters of credit and daily unused availability under the revolving credit facility will be 150 to 250 basis points and 25 to 40 basis points, respectively.

The following is a summary of required amortization payments for the Term loan A (dollars in thousands):

SCHEDULED QUARTERLY PAYMENT DATES	TERM LOAN A
September 26, 2021 through June 30, 2024	$2,500
September 29, 2024 through June 29, 2025	$3,750
September 28, 2025 and December 28, 2025	$5,000

The New Senior Secured Credit Facility contains mandatory prepayment requirements for the Term loan A. The Company is required to prepay outstanding amounts under these loans with 50% of its annual excess cash flow, as defined in the Second Amended and Restated Credit Agreement, commencing with the fiscal year ending December 25, 2022. The amount of outstanding loans required to be prepaid in accordance with the debt covenants may vary based on the Company’s CSSNLR and year end results.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Total Net Leverage Ratio (“TNLR”) is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net of cash, excluding the 2025 Notes) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement requires a TNLR not to exceed the following thresholds for the periods indicated:

QUARTERLY PERIOD ENDED	MAXIMUM RATIO
June 27, 2021 (1)	5.00	to	1.00
September 26, 2021 (2) and thereafter	4.50	to	1.00
________________
(1)Seasonally annualized Consolidated EBITDA calculated as Consolidated EBITDA for the two consecutive quarters ending June 27, 2021 divided by 58.5%.
(2)Seasonally annualized Consolidated EBITDA calculated as Consolidated EBITDA for the three consecutive quarters ending September 26, 2021 divided by 77.0%.

The Second Amended and Restated Credit Agreement limits, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: incur additional indebtedness; make significant payments; sell assets; pay dividends and other restricted payments; make certain investments; acquire certain assets; effect mergers and similar transactions; and effect certain other transactions with affiliates. The Company is also limited to $200.0 million of aggregate capital expenditures during the year ended December 26, 2021. The Second Amended and Restated Credit Agreement also prohibits the Company from paying certain dividends and making certain restricted payments and acquisitions until the Company is in compliance with its TNLR covenant for the period ended September 26, 2021.

Subsequent to its refinancing of the Senior Secured Credit Facility, the Company made payments of $20.0 million on its new revolving credit facility, which had an outstanding balance of $251.0 million as of April 30, 2021.

10.    Convertible Senior Notes

Convertible Senior Notes - In May 2020, the Company completed a $230.0 million principal amount private offering of 5.00% convertible senior notes due in 2025. The 2025 Notes are governed by the terms of an indenture between the Company and Wells Fargo Bank, National Association, as the Trustee. The 2025 Notes will mature on May 1, 2025, unless earlier converted, redeemed or purchased by the Company. The 2025 Notes bear cash interest at an annual rate of 5.00%, payable semi-annually in arrears on May 1 and November 1 of each year. Net proceeds from the 2025 Notes offering were approximately $221.6 million, after deducting the initial purchaser’s discounts and commissions and the Company’s offering expenses.

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

Prior to the close of business on the business day immediately preceding November 1, 2024, holders may convert all or a portion of their 2025 Notes under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
events or distributions on the Company’s common stock; (iv) if the Company calls the 2025 Notes for redemption, and (v) at any time from, and including November 1, 2024 until the close of business on the second scheduled trading day immediately before the maturity date.

The 2025 Notes will be redeemable by the Company, in whole or in part, at the Company’s option at any time, and from time to time, on or after May 1, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any of the 2025 Notes for redemption will constitute a make-whole fundamental change with respect to that note, in which case the conversion rate applicable to the conversion of the 2025 Notes will be increased in certain circumstances if it is converted after it is called for redemption.

If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2025 Notes for cash at a price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest. Holders of 2025 Notes who convert their 2025 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2025 Notes.

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	MARCH 28, 2021	DECEMBER 27, 2020
Long-term debt, net
Principal	$230,000	$230,000
Less: Debt discount (1)	—	(59,862)
Less: Debt issuance costs (1)(2)	(7,075)	(5,427)
Net carrying amount	$222,925	$164,711
Equity component (1)	$—	$64,367
________________
(1)In connection with the adoption of ASU No. 2020-06, debt discount and the equity component of the 2025 Notes were de-recognized and $2.1 million of issuance costs that were previously allocated to the equity component were reclassified as debt issuance costs during the thirteen weeks ended March 28, 2021.
(2)Debt issuance costs are amortized to Interest expense, net using the effective interest method over the expected life of the 2025 Notes.

The effective rate of the 2025 Notes over their expected life is 5.85%. Following is a summary of interest expense for the 2025 Notes, by component, for the period indicated:

THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021
Coupon interest	$2,875
Deferred issuance cost amortization	381
Total interest expense	$3,256

Based on the daily closing prices of the Company’s stock during the quarter ended March 28, 2021, holders of the 2025 Notes are eligible to convert their 2025 Notes during the second quarter of 2021. In February 2021, the Company provided the trustee of the 2025 Notes notice of its irrevocable election under the 2025 Notes indenture to settle the principal portion of the 2025 Notes upon conversion in cash and any excess in shares.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the 2025 Notes, and are expected generally to reduce the potential equity dilution in excess of the principal amount due upon conversion of the 2025 Notes. The Warrant Transactions have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price is initially $16.64 per share and is subject to certain adjustments under the terms of the Warrant Transactions.

The Convertible Note Hedge Transactions are exercisable upon conversion of the 2025 Notes. The Convertible Note Hedge Transactions expire upon maturity of the 2025 Notes. The Warrant Transactions are exercisable on the expiration dates included in the related forms of confirmation.

11.    Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 28, 2021	DECEMBER 27, 2020
Accrued insurance liability	$31,902	$32,128
Chef and Restaurant Managing Partner deferred compensation obligations	24,054	32,306
Deferred payroll tax liabilities (1)	27,302	55,204
Other long-term liabilities	60,488	65,717
	$143,746	$185,355
_______________
(1)During the thirteen weeks ended March 28, 2021, the Company reclassified $27.3 million of payroll taxes deferred under the CARES Act to current.

12.    Stockholders’ Equity

Redeemable Preferred Stock - In connection with the development of its Abbraccio Cucina Italiana (“Abbraccio”) concept in 2015, the Company sold preferred shares of its Abbraccio subsidiary (“Abbraccio Shares”) to certain investors.

During the thirteen weeks ended March 29, 2020, the Company exercised a call option to purchase all outstanding Abbraccio Shares for $1.0 million and recorded a reduction to Accumulated deficit and an increase in Net loss applicable to common stockholders of $3.5 million for the consideration paid in excess of the Abbraccio Shares’ carrying value.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	MARCH 28, 2021	DECEMBER 27, 2020
Foreign currency translation adjustment	$(195,458)	$(188,883)
Unrealized loss on derivatives, net of tax	(19,602)	(22,563)
Accumulated other comprehensive loss	$(215,060)	$(211,446)

Following are the components of Other comprehensive loss attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Foreign currency translation adjustment	$(6,575)	$(7,297)

Unrealized loss on derivatives, net of tax (1)	$(42)	$(13,336)
Reclassification of adjustments for loss on derivatives included in Net income (loss), net of tax (2)	3,003	1,396
Total unrealized gain (loss) on derivatives, net of tax	$2,961	$(11,940)
Other comprehensive loss attributable to Bloomin’ Brands	$(3,614)	$(19,237)
________________
(1)Unrealized loss on derivatives is net of tax of $4.6 million for the thirteen weeks ended March 29, 2020.
(2)Reclassifications of adjustments for loss on derivatives are net of tax. See Note 13 - Derivative Instruments and Hedging Activities for the tax impact of reclassifications.

13.    Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk - In October 2018, the Company entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of the Company’s variable rate debt. The swap agreements have an aggregate notional amount of $550.0 million and mature on November 30, 2022. Under the terms of the swap agreements, the Company pays a weighted-average fixed rate of 3.04% on the notional amount and receives payments from the counterparty based on the one-month LIBOR rate.

The Company’s swap agreements have been designated and qualify as cash flow hedges, are recognized on its Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. As of March 28, 2021, the Company estimated $10.4 million will be reclassified to Interest expense, net over the next 12 fiscal months.

The following table presents the fair value and classification of the Company’s swap agreements, as of the periods indicated:

(dollars in thousands)	MARCH 28, 2021	DECEMBER 27, 2020	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$14,814	$14,855	Accrued and other current liabilities
Interest rate swaps - liability	11,694	15,640	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$26,508	$30,495

Accrued interest	$1,384	$1,237	Accrued and other current liabilities
____________________
(1)See Note 15 - Fair Value Measurements for fair value discussion of the interest rate swaps.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table summarizes the effects of the swap agreements on Net income (loss) for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Interest rate swap expense recognized in Interest expense, net	$(4,044)	$(1,880)
Income tax benefit recognized in Provision (benefit) for income taxes	1,041	484
Total effects on Net income (loss)	$(3,003)	$(1,396)

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 28, 2021, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of March 28, 2021 and December 27, 2020, the fair value of the Company’s interest rate swaps was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $28.2 million and $32.2 million, respectively. As of March 28, 2021 and December 27, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 28, 2021 and December 27, 2020, it could have been required to settle its obligations under the agreements at their termination value of $28.2 million and $32.2 million, respectively.

In connection with the refinancing of its Senior Secured Credit Facility, on April 16, 2021 the Company terminated its variable-to-fixed interest rate swap agreements with seven counterparties having an aggregate notional amount of $275.0 million for a payment of approximately $13.3 million, including accrued interest. Following these terminations, $13.4 million of unrealized losses related to the terminated swap agreements included in AOCL will be amortized on a straight-line basis to Interest expense, net over the remaining original term of the terminated swaps.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
14.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	MARCH 28, 2021	DECEMBER 27, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,165,947	$1,172,910
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	1,689	1,947
Total lease assets, net		$1,167,636	$1,174,857

Current operating lease liabilities (2)	Accrued and other current liabilities	$176,876	$176,791
Current finance lease liabilities	Current portion of long-term debt	1,204	1,210
Non-current operating lease liabilities (3)	Non-current operating lease liabilities	1,211,733	1,216,666
Non-current finance lease liabilities	Long-term debt, net	704	974
Total lease liabilities		$1,390,517	$1,395,641
________________
(1)Net of accumulated amortization of $2.6 million and $2.3 million as of March 28, 2021 and December 27, 2020, respectively.
(2)Excludes COVID-19-related deferred rent accruals of $7.6 million and $12.8 million as of March 28, 2021 and December 27, 2020, respectively, and accrued contingent percentage rent of $3.8 million and $2.7 million, as of March 28, 2021 and December 27, 2020, respectively.
(3)Excludes COVID-19-related non-current deferred rent accruals of $1.0 million and $1.2 million as of March 28, 2021 and December 27, 2020, respectively.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	THIRTEEN WEEKS ENDED
(dollars in thousands)		MARCH 28, 2021	MARCH 29, 2020
Operating leases (1)	Other restaurant operating	$44,792	$45,882
Variable lease cost (2)	Other restaurant operating	777	1,120
Finance leases
Amortization of leased assets	Depreciation and amortization	262	342
Interest on lease liabilities	Interest expense, net	36	46
Sublease revenue (3)	Franchise and other revenues	(835)	(1,677)
Lease costs, net		$45,032	$45,713
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.5 million and $3.6 million for the thirteen weeks ended March 28, 2021 and March 29, 2020, respectively, which is included in General and administrative expense. Also excludes certain supply chain related rent expense of $0.3 million for the thirteen weeks ended March 28, 2021 and March 29, 2020 which is included in Food and beverage costs.
(2)Includes COVID-19-related rent abatement for the thirteen weeks ended March 28, 2021.
(3)Excludes rental income from Company-owned properties of $0.1 million and $0.2 million for the thirteen weeks ended March 28, 2021 and March 29, 2020, respectively.

The following table is a summary of other impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$52,717	$48,492

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	MARCH 28, 2021			DECEMBER 27, 2020
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$13,590	$13,590	$—	$15,404	$15,404	$—
Money market funds	12,451	12,451	—	16,494	16,494	—
Restricted cash equivalents:
Money market funds	—	—	—	428	428	—
Total asset recurring fair value measurements	$26,041	$26,041	$—	$32,326	$32,326	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$14,814	$—	$14,814	$14,855	$—	$14,855
Other long-term liabilities:
Derivative instruments - interest rate swaps	11,694	—	11,694	15,640	—	15,640
Total liability recurring fair value measurements	$26,508	$—	$26,508	$30,495	$—	$30,495

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments	The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of March 28, 2021 and December 27, 2020, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, operating lease right-of-use assets, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. Carrying value after

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
impairment approximates fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis, for the period indicated:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2020
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$1,182	$75
Operating lease right-of-use assets (1)	55,644	19,563
Property, fixtures and equipment (2)	21,693	18,398
Goodwill and other assets (3)	1,044	2,388
	$79,563	$40,424
____________________
(1)Asset carrying values measured using discounted cash flow models (Level 3).
(2)Carrying values measured using Level 2 inputs to estimate fair value totaled $2.5 million. All other assets were valued using Level 3 inputs. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value.
(3)Other assets generally measured using the quoted market value of comparable assets (Level 2).

See Note 4 - Impairments and Exit Costs for information regarding impairment charges resulting from the fair value measurement performed on a nonrecurring basis during the thirteen weeks ended March 29, 2020. Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	MARCH 28, 2021		DECEMBER 27, 2020
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior Secured Credit Facility:
Term loan A	$415,625	$407,832	$425,000	$412,250
Revolving credit facility	$355,000	$337,243	$447,000	$419,612
2025 Notes	$230,000	$592,280	$230,000	$413,818

16.    Allowance for Expected Credit Losses

The following table is a rollforward of the Company’s trade receivables allowance for expected credit losses for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Allowance for expected credit losses, beginning of period	$4,095	$199
Adjustment for adoption of ASU No. 2016-13	—	1,018
Provision for expected credit losses	—	3,334
Charge-off of accounts	(98)	—
Allowance for expected credit losses, end of period	$3,997	$4,551

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

17.    Income Taxes

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Income (loss) before provision (benefit) for income taxes	$76,391	$(54,069)
Provision (benefit) for income taxes	$6,593	$(19,655)
Effective income tax rate	8.6%	36.4%

The effective income tax rate for the thirteen weeks ended March 28, 2021 decreased by 27.8 percentage points as compared to the thirteen weeks ended March 29, 2020. The decrease was primarily due to the benefit of FICA tax credits on certain employees’ tips reducing the effective tax rate in 2021 as a result of forecasted pre-tax book income as compared to increasing the effective tax rate in 2020 as a result of forecasted pre-tax book loss.

As of December 27, 2020, the Company had $155.3 million in general business tax credits carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. The Company expects to increase its general business credit carryforwards in 2021 by approximately $15 million to $25 million. The Company currently

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
expects to utilize these tax credit carryforwards within a 10 year period. However, the Company’s ability to utilize these tax credits could be adversely impacted by, among other items, a future ownership change as defined under Section 382 of the Internal Revenue Code.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for the thirteen weeks ended March 28, 2021 was lower than the statutory rate primarily due to the benefit of FICA tax credits on certain employees’ tips.

18.    Commitments and Contingencies

Litigation and Other Matters - The Company had $4.0 million and $4.6 million of liabilities recorded for various legal matters as of March 28, 2021 and December 27, 2020, respectively.

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

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of March 28, 2021, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $27.3 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of March 28, 2021 was approximately $21.6 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. As of March 28, 2021, the Company’s recorded contingent lease liability was $9.3 million.

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
_________________
(1)Includes franchise locations.

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 27, 2020. Revenues for all segments include only transactions with customers and exclude intersegment revenues. Excluded from Income from

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
operations for U.S. and international are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses and certain bonus expenses.

The following table is a summary of Total revenues by segment, for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Total revenues
U.S.	$904,918	$894,497
International	82,555	113,840
Total revenues	$987,473	$1,008,337

The following table is a reconciliation of Segment income from operations to Income (loss) before provision (benefit) for income taxes, for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Segment income from operations
U.S.	$121,735	$11,379
International	3,537	6,787
Total segment income from operations	125,272	18,166
Unallocated corporate operating expense (1)	(34,274)	(59,734)
Total income (loss) from operations	90,998	(41,568)
Other income (expense), net	21	(793)
Interest expense, net	(14,628)	(11,708)
Income (loss) before provision (benefit) for income taxes	$76,391	$(54,069)
____________________
(1)The thirteen weeks ended March 29, 2020 includes $22.2 million of charges that were not allocated to the Company’s segments related to its transformational initiatives, primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings.

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Depreciation and amortization
U.S.	$33,645	$37,640
International	5,720	6,758
Corporate	1,861	3,870
Total depreciation and amortization	$41,226	$48,268

The following table is a summary of capital expenditures by segment for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Capital expenditures
U.S.	$16,741	$23,034
International	2,486	7,834
Corporate	204	1,884
Total capital expenditures	$19,431	$32,752

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

(x)Dependence on a limited number of suppliers and distributors to meet our beef and other major product supply needs;

(xi)The effects of international economic, political and social conditions and legal systems on our foreign operations and on foreign currency exchange rates;

(xii)Our ability to comply with governmental laws and regulations, the costs of compliance with such laws and regulations and the effects of changes to applicable laws and regulations, including tax laws and unanticipated liabilities, and the impact of litigation;

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

(xvii)Any impairment in the carrying value of our goodwill or other intangible or long-lived assets and its effect on our financial condition and results of operations; and

(xviii)Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 27, 2020.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of March 28, 2021, we owned and operated 1,160 restaurants and franchised 316 restaurants across 47 states, Guam and 20 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Financial Highlights

Our financial highlights for the thirteen weeks ended March 28, 2021 (“first quarter of 2021”) include the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 3.3% and 4.1%, respectively, relative to the first quarter of 2020 and (7.3)% and (5.8)%, respectively, relative to the first quarter of 2019;
•Decrease in Total revenues of 2.1% in the first quarter of 2021, as compared to the first quarter of 2020;
•Restaurant-level operating margin of 18.8% for the first quarter of 2021, as compared to 12.1% for the first quarter of 2020;
•Decrease in General and administrative expense of $27.6 million, as compared to the first quarter of 2020;
•Income from operations of $91.0 million in the first quarter of 2021, as compared to loss from operations of $41.6 million in the first quarter of 2020; and
•Diluted earnings (loss) per share attributable to common stockholders of $0.63 in the first quarter of 2021 as compared to $(0.44) in the first quarter of 2020.

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

•Restaurant-level operating margin, Income (loss) from operations, Net income (loss) and Diluted earnings (loss) per share — financial measures utilized to evaluate our operating performance.

Restaurant-level operating margin is widely regarded in the industry as a useful metric to evaluate restaurant level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Food and beverage costs, Labor and other related and Other restaurant operating (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). The following

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
categories of our revenue and operating expenses are not included in restaurant-level operating margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

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

Restaurant-level operating margin excludes various expenses, as discussed above, that are essential to support the operations of our restaurants and may materially impact our Consolidated Statements of Operations. As a result, restaurant-level operating margin is not indicative of our consolidated results of operations and is presented exclusively as a supplement to, and not a substitute for, Net income (loss) or Income (loss) from operations. In addition, our presentation of restaurant-level operating margin may not be comparable to similarly titled measures used by other companies in our industry;

•Adjusted restaurant-level operating margin, Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share—non-GAAP financial measures utilized to evaluate our operating performance.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data

The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	MARCH 28, 2021	MARCH 29, 2020
U.S.:
Outback Steakhouse
Company-owned	567	575
Franchised	131	145
Total	698	720
Carrabba’s Italian Grill
Company-owned	199	204
Franchised	21	21
Total	220	225
Bonefish Grill
Company-owned	180	190
Franchised	7	7
Total	187	197
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	67
Other
Company-owned (1)	6	4
U.S. total	1,175	1,213
International:
Company-owned
Outback Steakhouse—Brazil (2)	110	103
Other (1)(3)	34	29
Franchised
Outback Steakhouse—South Korea (3)	100	72
Other (1)	57	55
International total	301	259
System-wide total	1,476	1,472
____________________
(1)U.S. Company-owned and International Franchised Other each include three and two fast-casual Aussie Grill locations as of March 28, 2021 and March 29, 2020, respectively. International Company-owned Other includes two and one fast-casual Aussie Grill locations as of March 28, 2021 and March 29, 2020, respectively.
(2)The restaurant counts for Brazil are reported as of February 28, 2021 and February 29, 2020, respectively, to correspond with the balance sheet dates of this subsidiary.
(3)As of March 28, 2021, we had 25 international dark kitchens that offer delivery only included in Franchised Outback Steakhouse - South Korea. In addition, we had one international dark kitchen included within Company-owned Other as of both periods presented.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 28, 2021	MARCH 29, 2020
Revenues
Restaurant sales	99.2%	98.8%
Franchise and other revenues	0.8	1.2
Total revenues	100.0	100.0
Costs and expenses
Food and beverage costs (1)	29.8	32.1
Labor and other related (1)	28.0	31.0
Other restaurant operating (1)	23.4	24.7
Depreciation and amortization	4.2	4.8
General and administrative	5.8	8.4
Provision for impaired assets and restaurant closings	0.2	4.1
Total costs and expenses	90.8	104.1
Income (loss) from operations	9.2	(4.1)
Other income (expense), net	*	(0.1)
Interest expense, net	(1.5)	(1.2)
Income (loss) before provision (benefit) for income taxes	7.7	(5.4)
Provision (benefit) for income taxes	0.6	(2.0)
Net income (loss)	7.1	(3.4)
Less: net income attributable to noncontrolling interests	0.1	*
Net income (loss) attributable to Bloomin’ Brands	7.0%	(3.4)%
________________
(1)As a percentage of Restaurant sales.
*Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 29, 2020	$996.2
Change from:
Restaurant closures	(18.6)
Effect of foreign currency translation	(17.0)
Restaurant openings	12.6
Comparable restaurant sales	6.3
For the period ended March 28, 2021	$979.5

The decrease in Restaurant sales during the thirteen weeks ended March 28, 2021 was primarily due to lower international comparable restaurant sales, the closure of 37 restaurants since December 29, 2019 and the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar. The decrease in Restaurant sales was partially offset by higher U.S. comparable restaurant sales and the opening of 30 new restaurants not included in our comparable restaurant sales base.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Average Restaurant Unit Volumes and Operating Weeks

Following is a summary of the average restaurant unit volumes and operating weeks, for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 28, 2021	MARCH 29, 2020
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$73,433	$70,071
Carrabba’s Italian Grill	$60,953	$55,383
Bonefish Grill	$54,263	$54,685
Fleming’s Prime Steakhouse & Wine Bar	$80,404	$80,649
International
Outback Steakhouse - Brazil (1)	$43,089	$70,300
Operating weeks:
U.S.
Outback Steakhouse	7,383	7,499
Carrabba’s Italian Grill	2,587	2,652
Bonefish Grill	2,340	2,470
Fleming’s Prime Steakhouse & Wine Bar	825	880
International
Outback Steakhouse - Brazil	1,412	1,303
____________________
(1)Translated at average exchange rates of 5.30 and 4.19 for the thirteen weeks ended March 28, 2021 and March 29, 2020, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person (Decreases) Increases
Following is a summary of comparable restaurant sales, traffic and average check per person (decreases) increases, for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 28, 2021		MARCH 29, 2020
	Comparable to 2019 (1)	Comparable to 2020	Comparable to 2019
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more):
U.S. (2)
Outback Steakhouse	(5.8)%	4.1%	(9.5)%
Carrabba’s Italian Grill	(0.6)%	8.9%	(8.7)%
Bonefish Grill	(16.3)%	(2.9)%	(13.9)%
Fleming’s Prime Steakhouse & Wine Bar	(15.0)%	(2.3)%	(13.2)%
Combined U.S.	(7.3)%	3.3%	(10.4)%
International
Outback Steakhouse - Brazil (3)(4)	(16.8)%	(21.4)%	6.8%

Traffic:
U.S.
Outback Steakhouse	(9.5)%	0.9%	(10.4)%
Carrabba’s Italian Grill	(1.1)%	5.2%	(6.2)%
Bonefish Grill	(10.8)%	2.1%	(12.0)%
Fleming’s Prime Steakhouse & Wine Bar	(17.9)%	(5.3)%	(13.6)%
Combined U.S.	(8.3)%	1.7%	(9.9)%
International
Outback Steakhouse - Brazil (4)	(7.2)%	(14.2)%	8.4%

Average check per person (5):
U.S.
Outback Steakhouse	3.7%	3.2%	0.9%
Carrabba’s Italian Grill	0.5%	3.7%	(2.5)%
Bonefish Grill	(5.5)%	(5.0)%	(1.9)%
Fleming’s Prime Steakhouse & Wine Bar	2.9%	3.0%	0.4%
Combined U.S.	1.0%	1.6%	(0.5)%
International
Outback Steakhouse - Brazil (4)	(9.5)%	(6.4)%	(2.7)%
____________________
(1)Represents comparable restaurant sales, traffic and average check per person (decreases) increases relative to fiscal year 2019 for improved comparability due to the impact of COVID-19 on fiscal year 2020 restaurant sales.
(2)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(3)Excludes the effect of fluctuations in foreign currency rates. Includes trading day impact from calendar period reporting.
(4)Outback Steakhouse Brazil results are reported on a one-month lag and are presented on a calendar basis. Restaurant sales for Brazil during the first quarter of 2020 (through February 29, 2020) were not materially impacted by the COVID-19 pandemic.
(5)Average check per person includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Franchise and other revenues

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 28, 2021	MARCH 29, 2020
Franchise revenues (1)	$6.8	$9.5
Other revenues	1.2	2.6
Franchise and other revenues	$8.0	$12.1
____________________
(1)Represents franchise royalties, advertising fees and initial franchise fees. Franchise revenues declined during the thirteen weeks ended March 28, 2021 primarily due to lower U.S. franchise sales and a reduction in the royalty and advertising fee percentages resulting from our December 2020 resolution agreement with Out West, our largest U.S. franchisee.

COSTS AND EXPENSES

Food and beverage costs

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 28, 2021	MARCH 29, 2020	Change
Food and beverage costs	$291.9	$319.7
% of Restaurant sales	29.8%	32.1%	(2.3)%

Food and beverage costs decreased as a percentage of Restaurant sales during the thirteen weeks ended March 28, 2021 as compared to the thirteen weeks ended March 29, 2020 primarily due to: (i) 0.9% from increases in average check per person, (ii) 0.9% from cost savings attributable to waste reduction initiatives and (iii) 0.6% from inventory obsolescence and spoilage costs during 2020 associated with the COVID-19 pandemic.

Labor and other related expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 28, 2021	MARCH 29, 2020	Change
Labor and other related	$274.6	$309.3
% of Restaurant sales	28.0%	31.0%	(3.0)%

Labor and other related expenses decreased as a percentage of Restaurant sales during the thirteen weeks ended March 28, 2021 as compared to the thirteen weeks ended March 29, 2020 primarily due to 1.8% from lower prep labor hours and 1.5% from decreased relief pay due to the re-opening of our restaurant dining rooms. These decreases were partially offset by an increase as a percentage of Restaurant sales of 0.3% from wage rate increases.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 28, 2021	MARCH 29, 2020	Change
Other restaurant operating	$229.3	$246.6
% of Restaurant sales	23.4%	24.7%	(1.3)%

Other restaurant operating expenses decreased as a percentage of Restaurant sales during the thirteen weeks ended March 28, 2021 as compared to the thirteen weeks ended March 29, 2020 primarily due to 2.1% from lower advertising expense and 0.7% from reduced operating and utilities expenses. This decrease was partially offset by an increase as a percentage of Restaurant sales of 1.2% from incremental delivery related costs.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Depreciation and amortization

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 28, 2021	MARCH 29, 2020	Change
Depreciation and amortization	$41.2	$48.3	$(7.1)

Depreciation and amortization expense decreased during the periods presented primarily due to impairment, decreased capital expenditures and the effect of foreign currency translation.

General and administrative
General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in General and administrative expense for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 29, 2020	$84.8
Change from:
Severance	(8.5)
Expected credit losses and contingent lease liabilities	(7.6)
Transformational costs	(5.3)
Travel and entertainment	(3.3)
Compensation, benefits and payroll tax	(2.5)
Other	(0.4)
For the period ended March 28, 2021	$57.2

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 28, 2021	MARCH 29, 2020	Change
Provision for impaired assets and restaurant closings	$2.2	$41.3	$(39.1)

During the thirteen weeks ended March 29, 2020, we recognized asset impairment and closure charges of $31.7 million and $3.3 million within the U.S. and international segments, respectively, primarily related to the COVID-19 pandemic. We also recognized asset impairment charges of $6.3 million primarily related to transformational initiatives during the thirteen weeks ended March 29, 2020, which were not allocated to our operating segments.

Income (loss) from operations

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 28, 2021	MARCH 29, 2020	Change
Income (loss) from operations	$91.0	$(41.6)	$132.6
% of Total revenues	9.2%	(4.1)%	13.3%

Income from operations generated during the thirteen weeks ended March 28, 2021, as compared to Loss from operations during the thirteen weeks ended March 29, 2020 was primarily due to: (i) the impact of the COVID-19 pandemic during 2020, including asset impairment charges and relief pay, (ii) the impact of restructuring and transformational initiatives during 2020, including severance and impairment charges, (iii) lower advertising expense, (iv) a reduction in prep labor hours, (v) cost savings from our waste reduction initiatives and (vi) reduced operating and utilities expenses. These increases were partially offset by incremental delivery related costs.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Interest expense, net

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 28, 2021	MARCH 29, 2020	Change
Interest expense, net	$14.6	$11.7	$2.9

The increase in Interest expense, net for the thirteen weeks ended March 28, 2021 as compared to the thirteen weeks ended March 29, 2020 was primarily due to interest expense from our 2025 Notes issued in May 2020, partially offset by lower revolver borrowings and lower interest rates on our unhedged variable rate debt.

Provision (benefit) for income taxes

	THIRTEEN WEEKS ENDED
	MARCH 28, 2021	MARCH 29, 2020	Change
Income (loss) before provision (benefit) for income taxes	$76.4	$(54.1)	$130.5
Provision (benefit) for income taxes	$6.6	$(19.7)	$26.3
Effective income tax rate	8.6%	36.4%	(27.8)%

The effective income tax rate for the thirteen weeks ended March 28, 2021 decreased by 27.8 percentage points as compared to the thirteen weeks ended March 29, 2020. The decrease was primarily due to the benefit of FICA tax credits on certain employees’ tips reducing the effective tax rate in 2021 as a result of forecasted pre-tax book income as compared to increasing the effective tax rate in 2020 as a result of forecasted pre-tax book loss.

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

During the thirteen weeks ended March 29, 2020, we recorded $22.2 million of pre-tax charges as a part of transformational initiatives. These costs were primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings and were not allocated to our segments since our CODM does not consider the impact of transformational initiatives when assessing segment performance.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Refer to Note 19 - Segment Reporting of the Notes to Consolidated Financial Statements for a reconciliation of segment income from operations to the consolidated operating results.

Restaurant-level operating margin is widely regarded in the industry as a useful metric to evaluate restaurant-level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. See the Overview-Key Performance Indicators and Non-GAAP Financial Measures sections of Management’s Discussion and Analysis for additional details regarding the calculation of restaurant-level operating margin.

U.S. Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Revenues
Restaurant sales	$900,059	$884,889
Franchise and other revenues	4,859	9,608
Total revenues	$904,918	$894,497
Restaurant-level operating margin	19.2%	11.5%
Income from operations	$121,735	$11,379
Operating income margin	13.5%	1.3%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 29, 2020	$884.9
Change from:
Comparable restaurant sales	28.2
Restaurant openings	5.2
Restaurant closures	(18.2)
For the period ended March 28, 2021	$900.1

The increase in U.S. Restaurant sales during the thirteen weeks ended March 28, 2021 was primarily due to higher comparable restaurant sales principally attributable to the impact of the COVID-19 pandemic on fiscal year 2020 U.S. Restaurant sales and the opening of nine new restaurants not included in our comparable restaurant sales base. The increase in U.S. Restaurant sales was partially offset by the closure of 36 restaurants since December 29, 2019.

Income from operations

The increase in U.S. Income from operations generated during the thirteen weeks ended March 28, 2021, as compared to the thirteen weeks ended March 29, 2020, was primarily due to: (i) the impact of the COVID-19 pandemic during 2020, including lower comparable restaurant sales, asset impairment charges and relief pay, (ii) lower advertising expense, (iii) a reduction in prep labor hours and (iv) cost savings from our waste reduction initiatives. These increases were partially offset by incremental delivery related costs.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
International Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Revenues
Restaurant sales	$79,392	$111,348
Franchise and other revenues	3,163	2,492
Total revenues	$82,555	$113,840
Restaurant-level operating margin	14.4%	18.5%
Income from operations	$3,537	$6,787
Operating income margin	4.3%	6.0%

Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 29, 2020	$111.3
Change from:
Comparable restaurant sales	(21.9)
Effect of foreign currency translation	(17.0)
Restaurant closures	(0.4)
Restaurant openings	7.4
For the period ended March 28, 2021	$79.4

Outback Steakhouse Brazil results are reported on a one-month lag and are presented on a calendar basis. Restaurant sales for Brazil during the first fiscal quarter of 2020 (through February 29, 2020) were not materially impacted by the COVID-19 pandemic.

The decrease in international Restaurant sales during the thirteen weeks ended March 28, 2021 was primarily due to lower comparable restaurant sales principally attributable to the impact of the COVID-19 pandemic and the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar. The decrease in international Restaurant sales was partially offset by the opening of 21 new restaurants not included in our comparable restaurant sales base.

Income from operations

The decrease in international Income from operations generated during the thirteen weeks ended March 28, 2021, as compared to the thirteen weeks ended March 29, 2020, was primarily due to: (i) lower comparable restaurant sales and costs incurred in connection with the COVID-19 pandemic, including incremental delivery related costs, and (ii) commodity inflation. These decreases were partially offset by: (i) lower labor costs, (ii) reduced operating, rent and advertising expenses and (iii) lower impairment and restaurant closure costs.

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

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 28, 2021	MARCH 29, 2020
U.S.
Outback Steakhouse	$92	$116
Carrabba’s Italian Grill	10	11
Bonefish Grill	2	3
U.S. total	$104	$130
International
Outback Steakhouse-South Korea	$74	$54
Other	24	22
International total	$98	$76
Total franchise sales (1)	$202	$206
_____________________
(1)Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income (Loss).

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant-level operating margin - The following tables reconcile consolidated and segment Income (loss) from operations and the corresponding margins to Restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Income (loss) from operations	$90,998	$(41,568)
Operating income (loss) margin	9.2%	(4.1)%
Less:
Franchise and other revenues	8,022	12,100
Plus:
Depreciation and amortization	41,226	48,268
General and administrative	57,248	84,802
Provision for impaired assets and restaurant closings	2,200	41,318
Restaurant-level operating income	$183,650	$120,720
Restaurant-level operating margin	18.8%	12.1%

U.S.	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Income from operations	$121,735	$11,379
Operating income margin	13.5%	1.3%
Less:
Franchise and other revenues	4,859	9,608
Plus:
Depreciation and amortization	33,645	37,640
General and administrative	21,092	30,880
Provision for impaired assets and restaurant closings	1,463	31,694
Restaurant-level operating income	$173,076	$101,985
Restaurant-level operating margin	19.2%	11.5%

International	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Income from operations	$3,537	$6,787
Operating income margin	4.3%	6.0%
Less:
Franchise and other revenues	3,163	2,492
Plus:
Depreciation and amortization	5,720	6,758
General and administrative	4,605	6,256
Provision for impaired assets and restaurant closings	707	3,344
Restaurant-level operating income	$11,406	$20,653
Restaurant-level operating margin	14.4%	18.5%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted restaurant-level operating margin - The following tables show the percentages of certain operating cost financial statement line items in relation to Restaurant sales:

	THIRTEEN WEEKS ENDED
	MARCH 28, 2021		MARCH 29, 2020
	REPORTED	ADJUSTED	REPORTED	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage costs	29.8%	29.8%	32.1%	31.5%
Labor and other related	28.0%	28.0%	31.0%	31.0%
Other restaurant operating	23.4%	23.4%	24.7%	25.0%

Restaurant-level operating margin	18.8%	18.8%	12.1%	12.5%
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
$(3.5)
_________________
(1)Adjustments recorded in Food and beverage costs.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 28, 2021	MARCH 29, 2020
Income (loss) from operations	$90,998	$(41,568)
Operating income (loss) margin	9.2%	(4.1)%
Adjustments:
COVID-19-related costs (1)	—	48,876
Severance and other transformational costs (2)	—	22,232
Restaurant relocations and related costs (3)	—	592
Legal and contingent matters	—	178
Restaurant and asset impairments and closing costs (4)	—	(2,797)
Total income (loss) from operations adjustments	$—	$69,081
Adjusted income from operations	$90,998	$27,513
Adjusted operating income margin	9.2%	2.7%

Net income (loss) attributable to common stockholders	$68,862	$(38,107)
Adjustments:
Income (loss) from operations adjustments	—	69,081
Total adjustments, before income taxes	—	69,081
Adjustment to provision for income taxes (5)	—	(21,995)
Redemption of preferred stock in excess of carrying value (6)	—	3,496
Net adjustments	—	50,582
Adjusted net income	68,862	12,475
Convertible senior notes if-converted method interest adjustment, net of tax (7)	1,381	—
Diluted net income (loss) attributable to common stockholders	$70,243	$12,475

Diluted earnings (loss) per share attributable to common stockholders (8)	$0.63	$(0.44)
Adjusted diluted earnings per share (8)(9)	$0.72	$0.14

Basic weighted average common shares outstanding	88,367	87,129
Diluted weighted average common shares outstanding (8)	110,641	87,963
Adjusted diluted weighted average common shares outstanding (8)(9)	95,448	87,963
_________________
(1)Costs incurred in connection with the COVID-19 pandemic, primarily consisting of fixed asset and right-of-use asset impairments, inventory obsolescence and spoilage, contingent lease liabilities and current expected credit losses. See Note 2 - COVID-19 Charges of the Notes to Consolidated Financial Statements for additional details regarding the impact of certain COVID-19 pandemic related charges on our financial results.
(2)Severance, professional fees and other costs incurred as a result of transformational and restructuring activities.
(3)Asset impairment charges and accelerated depreciation incurred in connection with our relocation program.
(4)Includes a lease termination gain of $2.8 million.
(5)Income tax effect of the adjustments for the periods presented.
(6)Consideration paid in excess of the carrying value for the redemption of preferred stock of our Abbraccio subsidiary.
(7)Adjustment relates to the 2025 Notes weighted for the portion of the period prior to our election under the 2025 Notes indenture to settle the principal portion of its 2025 Notes in cash.
(8)Due to the GAAP net loss, the effect of dilutive securities was excluded from the calculation of GAAP diluted loss per share for the thirteen weeks ended March 29, 2020. For adjusted diluted earnings per share, the calculation includes 834 dilutive shares for the thirteen weeks ended March 29, 2020.
(9)For the thirteen weeks ended March 28, 2021, adjusted diluted weighted average common shares outstanding was calculated (i) assuming our February 2021 election to settle the principal portion of the 2025 Notes in cash was in effect for the entire period and (ii) excluding the dilutive effect of 9,653 shares to be issued upon conversion of the notes to satisfy the amount in excess of the principal since the Convertible Note Hedge Transactions offset the dilutive impact of the shares underlying the 2025 Notes. The calculation of adjusted diluted earnings per share excludes the convertible senior notes interest adjustment.

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

Cash and Cash Equivalents - As of March 28, 2021, we had $136.7 million in cash and cash equivalents, of which $34.5 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of March 28, 2021, we had aggregate accumulated foreign earnings of approximately $35.9 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional U.S. federal income tax. These amounts are no longer considered indefinitely reinvested in our foreign subsidiaries.

Capital Expenditures - We estimate that our capital expenditures will total approximately $170 million to $185 million in 2021. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. Under the Second Amended and Restated Credit Agreement, we are limited to $200.0 million of aggregate capital expenditures during the year ended December 26, 2021.

Credit Facilities - As of March 28, 2021, we had $1.0 billion of outstanding borrowings under our Senior Secured Credit Facility and 2025 Notes. Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY			TOTAL CREDIT FACILITIES
(dollars in thousands)	TERM LOAN A	REVOLVING FACILITY	2025 NOTES
Balance as of December 27, 2020	$425,000	$447,000	$230,000	$1,102,000
2021 new debt	—	15,000	—	15,000
2021 payments	(9,375)	(107,000)	—	(116,375)
Balance as of March 28, 2021	$415,625	$355,000	$230,000	$1,000,625

Weighted-average interest rate, as of March 28, 2021	2.85%	2.86%	5.00%
Principal maturity date	November 2022	November 2022	May 2025

As of March 28, 2021, we had $624.9 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $20.1 million.

As of March 28, 2021 and December 27, 2020, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

2029 Notes - On April 16, 2021, we issued $300.0 million aggregate principal amount of senior unsecured notes due 2029. The 2029 Notes will mature on April 15, 2029, unless earlier redeemed or purchased by us. The 2029 Notes bear cash interest at an annual rate of 5.125% payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The net proceeds from the 2029 Notes, after deducting the initial purchaser’s discount and our offering expenses, were used to repay a portion of our outstanding Term loan A and revolving credit facility in conjunction with the refinancing of our Senior Secured Credit Facility.

Second Amended and Restated Credit Agreement - On April 16, 2021, we and OSI, as co-borrowers, entered into the Second Amended and Restated Credit Agreement which provides for senior secured financing of up to $1.0 billion consisting of a $200.0 million Term loan A and an $800.0 million revolving credit facility. The New Senior Secured Credit Facility matures on April 16, 2026 and replaces our prior senior secured financing of up to $1.5 billion.

The Second Amended and Restated Credit Agreement limits, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; make significant payments; sell assets; pay dividends and other restricted payments; make certain investments; acquire certain assets; effect mergers and similar transactions; and effect certain other transactions with affiliates. The Second Amended and Restated Credit Agreement also prohibits us from paying certain dividends and making certain restricted payments and acquisitions until we are in compliance with our TNLR covenant for the period ended September 26, 2021.

Our New Senior Secured Credit Facility contains mandatory prepayment requirements for Term loan A. We are required to prepay outstanding amounts under these loans with 50% of our annual excess cash flow, as defined in the Second Amended and Restated Credit Agreement, commencing with the fiscal year ending December 25, 2022. The amount of outstanding loans required to be prepaid in accordance with the debt covenants may vary based on our CSSNLR and year end results. Other than the annual required minimum amortization premiums of $7.5 million, we do not anticipate any other payments will be required through March 27, 2022.

Subsequent to our refinancing of the Senior Secured Credit Facility, we made payments of $20.0 million on our new revolving credit facility, which had an outstanding balance of $251.0 million as of April 30, 2021.

See Note 9 - Long-term Debt, Net for additional details regarding the 2029 Notes and Second Amended and Restated Credit Agreement.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 28, 2021	MARCH 29, 2020
Net cash provided by operating activities	$141,026	$28,291
Net cash used in investing activities	(16,618)	(34,798)
Net cash (used in) provided by financing activities	(96,912)	342,333
Effect of exchange rate changes on cash and cash equivalents	(1,246)	424
Net increase in cash, cash equivalents and restricted cash	$26,250	$336,250

Operating activities - Net cash provided by operating activities increased during the thirteen weeks ended March 28, 2021, as compared to the thirteen weeks ended March 29, 2020 primarily due to: (i) an increase in restaurant-level operating margin and a decrease in relief pay primarily due to the re-opening of our restaurant dining rooms and (ii) timing of operational receipts and payments. These increases were partially offset by: (i) lower gift card sales and the timing of collections of gift card receivables and (ii) lower utilization of inventory on hand.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Investing activities - The decrease in net cash used in investing activities during the thirteen weeks ended March 28, 2021 compared to the thirteen weeks ended March 29, 2020 was primarily due to lower capital expenditures due to restrictions under our credit agreement.

Financing activities - Net cash used in financing activities during the thirteen weeks ended March 28, 2021 compared to net cash provided by financing activities during the thirteen weeks ended March 29, 2020 was primarily due to net repayments on our revolving credit facility during 2021 as compared to net borrowings during 2020, partially offset by: (i) payment of cash dividends on our common stock during 2020 and (ii) proceeds from the exercise of stock-based compensation during 2021 as compared to payment of taxes from the exercise of stock-based compensation during 2020.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	MARCH 28, 2021	DECEMBER 27, 2020
Current assets	$272,989	$323,854
Current liabilities	931,983	950,104
Working capital (deficit)	$(658,994)	$(626,250)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $315.0 million and $381.6 million as of March 28, 2021 and December 27, 2020, respectively, and (ii) current operating lease liabilities of $176.9 million and $176.8 million as of March 28, 2021 and December 27, 2020, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales are typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $24.2 million and $28.1 million as of March 28, 2021 and December 27, 2020, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The obligation for managing and chef partners’ deferred compensation was fully funded as of March 28, 2021.

Other Compensation Programs - Certain U.S. partners participate in a non-qualified long-term compensation program that we fund as the obligation for each participant becomes due.

DIVIDENDS AND SHARE REPURCHASES

We did not pay dividends or repurchase any shares of our outstanding common stock during the thirteen weeks ended March 28, 2021. The terms of our Second Amended and Restated Credit Agreement contain certain restrictions on cash dividends and share repurchases until after TNLR covenant compliance is met for the period ending September 26, 2021.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Following is a summary of our dividends and share repurchases from fiscal year 2015 through March 28, 2021:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2015	$29,332	$169,999	$199,331
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2018	33,312	113,967	147,279
Fiscal year 2019	35,734	106,992	142,726
Fiscal year 2020	17,480	—	17,480
First fiscal quarter 2021	—	—	—
Total	$178,225	$973,581	$1,151,806

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirteen weeks ended March 28, 2021 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, changes in foreign currency exchange rates and changes in commodity prices. We believe that there have been no material changes in our market risk since December 27, 2020, except as set forth below. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 27, 2020 for further information regarding market risk.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposure to foreign currency exchange risk is primarily related to fluctuations in the Brazilian Real relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than Brazil. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. For the thirteen weeks ended March 28, 2021, a 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues for our consolidated foreign entities by $8.8 million. The 10% change would not have had a material effect on Net income. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended March 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.
PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2020 Form 10-K which could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2020 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of 2021 that were not registered under the Securities Act of 1933.

We did not repurchase any shares of our outstanding common stock during the thirteen weeks ended March 28, 2021.

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

Date:	April 30, 2021	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Christopher Meyer
Christopher Meyer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]