Form 10-Q
period 2021-06-27
Bloomin' Brands, Inc.
filed 2021-08-05
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021
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

As of August 2, 2021, 89,224,282 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 27, 2021
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 27, 2021	DECEMBER 27, 2020
ASSETS
Current assets
Cash and cash equivalents	$101,285	$109,980
Restricted cash and cash equivalents	1,790	428
Inventories	59,004	61,928
Other current assets, net	84,984	151,518
Total current assets	247,063	323,854
Property, fixtures and equipment, net	855,021	887,687
Operating lease right-of-use assets	1,161,650	1,172,910
Goodwill	272,707	271,164
Intangible assets, net	457,371	459,983
Deferred income tax assets, net	156,485	153,883
Other assets, net	96,456	92,626
Total assets	$3,246,753	$3,362,107
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$160,142	$141,457
Accrued and other current liabilities	439,296	388,321
Unearned revenue	302,996	381,616
Current portion of long-term debt	11,022	38,710
Total current liabilities	913,456	950,104
Non-current operating lease liabilities	1,207,055	1,217,921
Long-term debt, net	839,041	997,770
Other long-term liabilities, net	134,294	185,355
Total liabilities	3,093,846	3,351,150
Commitments and contingencies (Note 18)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of June 27, 2021 and December 27, 2020	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 89,210,729 and 87,855,571 shares issued and outstanding as of June 27, 2021 and December 27, 2020, respectively	892	879
Additional paid-in capital	1,109,904	1,132,808
Accumulated deficit	(762,319)	(918,096)
Accumulated other comprehensive loss	(202,188)	(211,446)
Total Bloomin’ Brands stockholders’ equity	146,289	4,145
Noncontrolling interests	6,618	6,812
Total stockholders’ equity	152,907	10,957
Total liabilities and stockholders’ equity	$3,246,753	$3,362,107

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Revenues
Restaurant sales	$1,055,227	$576,261	$2,034,678	$1,572,498
Franchise and other revenues	22,139	2,198	30,161	14,298
Total revenues	1,077,366	578,459	2,064,839	1,586,796
Costs and expenses
Food and beverage costs	312,102	180,758	603,972	500,451
Labor and other related	294,999	205,537	569,637	514,806
Other restaurant operating	233,450	177,846	462,743	424,401
Depreciation and amortization	40,539	45,784	81,765	94,052
General and administrative	66,462	55,487	123,710	140,289
Provision for impaired assets and restaurant closings	5,177	24,959	7,377	66,277
Total costs and expenses	952,729	690,371	1,849,204	1,740,276
Income (loss) from operations	124,637	(111,912)	215,635	(153,480)
Loss on extinguishment and modification of debt	(2,073)	(237)	(2,073)	(237)
Other income (expense), net	—	581	21	(212)
Interest expense, net	(14,990)	(16,639)	(29,618)	(28,347)
Income (loss) before provision (benefit) for income taxes	107,574	(128,207)	183,965	(182,276)
Provision (benefit) for income taxes	22,688	(35,779)	29,281	(55,434)
Net income (loss)	84,886	(92,428)	154,684	(126,842)
Less: net income (loss) attributable to noncontrolling interests	2,341	(172)	3,277	25
Net income (loss) attributable to Bloomin’ Brands	82,545	(92,256)	151,407	(126,867)
Redemption of preferred stock in excess of carrying value	—	—	—	(3,496)
Net income (loss) attributable to common stockholders	$82,545	$(92,256)	$151,407	$(130,363)

Net income (loss)	$84,886	$(92,428)	$154,684	$(126,842)
Other comprehensive income (loss):
Foreign currency translation adjustment	10,015	(29,146)	3,440	(37,107)
Unrealized loss on derivatives, net of tax	(128)	(1,556)	(170)	(14,892)
Reclassification of adjustments for loss on derivatives included in Net income (loss), net of tax	1,514	2,585	4,517	3,981
Amortization of terminated interest rate swaps, net of tax	1,471	—	1,471	—
Comprehensive income (loss)	97,758	(120,545)	163,942	(174,860)
Less: comprehensive income (loss) attributable to noncontrolling interests	2,341	(172)	3,277	(639)
Comprehensive income (loss) attributable to Bloomin’ Brands	$95,417	$(120,373)	$160,665	$(174,221)

Earnings (loss) per share attributable to common stockholders:
Basic	$0.93	$(1.05)	$1.71	$(1.49)
Diluted	$0.75	$(1.05)	$1.38	$(1.49)
Weighted average common shares outstanding:
Basic	89,075	87,496	88,721	87,312
Diluted	109,805	87,496	110,223	87,312

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, March 28, 2021	88,855	$889	$1,097,639	$(844,864)	$(215,060)	$6,801	$45,405
Net income	—	—	—	82,545	—	2,341	84,886
Other comprehensive income, net of tax	—	—	—	—	12,872	—	12,872
Stock-based compensation	—	—	9,781	—	—	—	9,781
Common stock issued under stock plans (1)	356	3	2,484	—	—	—	2,487
Distributions to noncontrolling interests	—	—	—	—	—	(2,683)	(2,683)
Contributions from noncontrolling interests	—	—	—	—	—	159	159
Balance, June 27, 2021	89,211	$892	$1,109,904	$(762,319)	$(202,188)	$6,618	$152,907

Balance, December 27, 2020	87,856	$879	$1,132,808	$(918,096)	$(211,446)	$6,812	$10,957
Cumulative-effect from a change in accounting principle, net of tax	—	—	(47,323)	4,370	—	—	(42,953)
Net income	—	—	—	151,407	—	3,277	154,684
Other comprehensive income, net of tax	—	—	—	—	9,258	—	9,258
Stock-based compensation	—	—	14,507	—	—	—	14,507
Common stock issued under stock plans (1)	1,355	13	9,912	—	—	—	9,925
Distributions to noncontrolling interests	—	—	—	—	—	(4,141)	(4,141)
Contributions from noncontrolling interests	—	—	—	—	—	670	670
Balance, June 27, 2021	89,211	$892	$1,109,904	$(762,319)	$(202,188)	$6,618	$152,907

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, March 29, 2020	87,417	$874	$1,074,081	$(793,992)	$(189,013)	$8,193	$100,143
Net loss	—	—	—	(92,256)	—	(172)	(92,428)
Other comprehensive loss, net of tax	—	—	—	—	(28,117)	—	(28,117)
Stock-based compensation	—	—	5,071	—	—	—	5,071
Common stock issued under stock plans (1)	117	1	(356)	—	—	—	(355)
Distributions to noncontrolling interests	—	—	—	—	—	(27)	(27)
Contributions from noncontrolling interests	—	—	—	—	—	94	94
Equity component value of convertible note issuance, net of tax of $650	—	—	64,367	—	—	—	64,367
Sale of common stock warrant	—	—	46,690	—	—	—	46,690
Purchase of convertible note hedge	—	—	(66,240)	—	—	—	(66,240)
Balance, June 28, 2020	87,534	$875	$1,123,613	$(886,248)	$(217,130)	$8,088	$29,198

Balance, December 29, 2019	86,946	$869	$1,094,338	$(755,089)	$(169,776)	$7,139	$177,481
Cumulative-effect from a change in accounting principle, net of tax	—	—	—	(4,292)	—	—	(4,292)
Net (loss) income	—	—	—	(126,867)	—	25	(126,842)
Other comprehensive loss, net of tax	—	—	—	—	(47,871)	(147)	(48,018)
Cash dividends declared, $0.20 per common share	—	—	(17,480)	—	—	—	(17,480)
Stock-based compensation	—		8,360	—	—	—	8,360
Consideration for preferred stock in excess of carrying value, net of tax	—	—	(3,496)	—	517	1,261	(1,718)
Common stock issued under stock plans (1)	588	6	(2,868)	—	—	—	(2,862)
Purchase of noncontrolling interests	—	—	(58)	—	—	1	(57)
Distributions to noncontrolling interests	—	—	—	—	—	(338)	(338)
Contributions from noncontrolling interests	—	—	—	—	—	147	147
Equity component value of convertible note issuance, net of tax of $650	—	—	64,367	—	—	—	64,367
Sale of common stock warrant	—	—	46,690	—	—	—	46,690
Purchase of convertible note hedge	—	—	(66,240)	—	—	—	(66,240)
Balance, June 28, 2020	87,534	$875	$1,123,613	$(886,248)	$(217,130)	$8,088	$29,198
________________
(1)Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 27, 2021	JUNE 28, 2020

Cash flows provided by (used in) operating activities:
Net income (loss)	$154,684	$(126,842)
Adjustments to reconcile Net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	81,765	94,052
Amortization of debt discounts and issuance costs	2,396	2,966
Amortization of deferred gift card sales commissions	14,436	11,592
Provision for impaired assets and restaurant closings	7,377	66,277
Amortization of unrealized loss on terminated interest rate swaps	1,981	—
Non-cash operating lease costs	38,073	36,230
Provision for expected credit losses and contingent lease liabilities	937	7,447
Inventory obsolescence and spoilage	—	6,413
Stock-based and other non-cash compensation expense	14,507	8,360
Deferred income tax expense (benefit)	10,300	(58,578)
(Gain) loss on disposal of property, fixtures and equipment	(709)	1,014
Other, net	502	(991)
Change in assets and liabilities	(43,067)	(51,253)
Net cash provided by (used in) operating activities	283,182	(3,313)
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	4,828	422
Capital expenditures	(51,398)	(53,205)
Other investments, net	3,945	4,782
Net cash used in investing activities	$(42,625)	$(48,001)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 27, 2021	JUNE 28, 2020

Cash flows (used in) provided by financing activities:
Proceeds from issuance of long-term debt	$200,000	$—
Repayments of long-term debt and finance lease obligations	(425,564)	(13,242)
Proceeds from borrowings on revolving credit facilities, net	286,000	505,000
Repayments of borrowings on revolving credit facilities	(599,000)	(489,000)
Financing fees	(5,868)	(3,096)
Proceeds from issuance of senior notes	300,000	—
Proceeds from issuance of convertible senior notes	—	230,000
Proceeds from issuance of warrants	—	46,690
Purchase of convertible note hedge	—	(66,240)
Issuance costs related to senior notes	(5,546)	(8,416)
Proceeds (payments of taxes) from share-based compensation, net	9,925	(2,862)
Distributions to noncontrolling interests	(4,141)	(338)
Contributions from noncontrolling interests	670	147
Purchase of limited partnership and noncontrolling interests	—	(57)
Payments for partner equity plan	(4,494)	(9,976)
Cash dividends paid on common stock	—	(17,480)
Redemption of subsidiary preferred stock	—	(1,475)
Net cash (used in) provided by financing activities	(248,018)	169,655
Effect of exchange rate changes on cash and cash equivalents	128	(2,955)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,333)	115,386
Cash, cash equivalents and restricted cash as of the beginning of the period	110,408	67,145
Cash, cash equivalents and restricted cash as of the end of the period	$103,075	$182,531
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,748	$23,595
Cash paid for income taxes, net of refunds	$11,883	$5,287
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$28,261	$13,549
Leased assets obtained in exchange for new finance lease liabilities	$48	$538
Decrease in liabilities from the acquisition of property, fixtures and equipment	$(203)	$(9,666)

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

In February 2021, the Company made an irrevocable election under the indenture to require the principal portion of its 2025 Notes to be settled in cash and any excess in shares. Following the irrevocable notice, only the amounts expected to be settled in excess of the principal will be considered in diluted earnings per share under the if-converted method.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
2.    COVID-19 Charges

In March 2020, the Company temporarily closed all restaurant dining rooms in the U.S. to comply with state and local regulations in response to the COVID-19 pandemic (“COVID-19”). Following is a summary of charges recorded in connection with the COVID-19 pandemic for the periods indicated (dollars in thousands):

CHARGES	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
		JUNE 28, 2020	JUNE 28, 2020
Inventory obsolescence and spoilage (1)	Food and beverage costs	$1,163	$7,345
Compensation for idle employees (2)	Labor and other related	11,388	27,574
Other operating charges	Other restaurant operating	2,467	2,467
Lease guarantee contingent liabilities (3)	General and administrative	—	4,188
Allowance for expected credit losses (4)	General and administrative	—	3,334
Other charges	General and administrative	1,216	1,789
Right-of-use asset impairment (5)	Provision for impaired assets and restaurant closings	5,273	25,757
Fixed asset impairment (5)	Provision for impaired assets and restaurant closings	19,611	31,339
Goodwill and other impairment (6)	Provision for impaired assets and restaurant closings	611	2,999
		$41,729	$106,792
________________
(1)Includes the write-off of value-added tax credits during the twenty-six weeks ended June 28, 2020 related to the purchase of inventory by the Company’s Brazil subsidiary.
(2)Represents relief pay for hourly employees impacted by the closure of dining rooms, net of $13.7 million of employee retention tax credits earned during the thirteen and twenty-six weeks ended June 28, 2020.
(3)Represents additional contingent liabilities recorded for lease guarantees related to certain former restaurant locations now operated by franchisees or other third parties.
(4)Includes additional reserves to reflect an increase in expected credit losses, primarily related to franchise receivables.
(5)Includes impairments resulting from the remeasurement of assets utilizing projected future cash flows revised for then current economic conditions, restructuring charges and the closure of certain restaurants.
(6)Includes impairment of goodwill for the Company’s Hong Kong subsidiary during the twenty-six weeks ended June 28, 2020.

3.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Revenues
Restaurant sales	$1,055,227	$576,261	$2,034,678	$1,572,498
Franchise and other revenues
Franchise revenue	12,221	1,951	19,010	11,500
Other revenues (1)	9,918	247	11,151	2,798
Total Franchise and other revenues	22,139	2,198	30,161	14,298
Total revenues	$1,077,366	$578,459	$2,064,839	$1,586,796
________________
(1)During the thirteen and twenty-six weeks ended June 27, 2021, the Company recognized $6.3 million of other revenues in connection with favorable court rulings in Brazil regarding the calculation methodology and taxable base of Program of Social Integration (“PIS”) and Contribution for the Financing of Social Security (“COFINS”) taxes. The amount recognized as a result of the favorable court rulings primarily represents refundable PIS and COFINS taxes for prior years, including accrued interest, and will be recovered by offsetting future PIS and COFINS taxes due.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following tables include disaggregation of Restaurant sales and franchise revenue, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED
	JUNE 27, 2021		JUNE 28, 2020
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse	$579,096	$8,418	$346,553	$136
Carrabba’s Italian Grill	171,408	665	93,738	7
Bonefish Grill	149,036	174	63,744	4
Fleming’s Prime Steakhouse & Wine Bar	88,101	—	31,156	—
Other	2,652	—	1,576	—
U.S. total	990,293	9,257	536,767	147
International
Outback Steakhouse Brazil	43,310	—	24,003	—
Other (1)	21,624	2,964	15,491	1,804
International total	64,934	2,964	39,494	1,804
Total	$1,055,227	$12,221	$576,261	$1,951

	TWENTY-SIX WEEKS ENDED
	JUNE 27, 2021		JUNE 28, 2020
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUE	RESTAURANT SALES	FRANCHISE REVENUE
U.S.
Outback Steakhouse	$1,126,291	$11,374	$877,238	$6,677
Carrabba’s Italian Grill	329,094	1,282	240,613	468
Bonefish Grill	276,010	304	198,816	140
Fleming’s Prime Steakhouse & Wine Bar	154,412	—	102,116	—
Other	4,545	—	2,873	—
U.S. total	1,890,352	12,960	1,421,656	7,285
International
Outback Steakhouse Brazil	104,158	—	115,593	—
Other (1)	40,168	6,050	35,249	4,215
International total	144,326	6,050	150,842	4,215
Total	$2,034,678	$19,010	$1,572,498	$11,500
________________
(1)Includes Restaurant sales for the Company’s Abbraccio concept in Brazil.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	JUNE 27, 2021	DECEMBER 27, 2020
Other current assets, net
Deferred gift card sales commissions	$12,548	$19,300

Unearned revenue
Deferred gift card revenue	$293,955	$373,048
Deferred loyalty revenue	8,604	8,099
Deferred franchise fees - current	437	469
Total Unearned revenue	$302,996	$381,616

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,174	$4,301

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Balance, beginning of period	$13,502	$13,049	$19,300	$18,554
Deferred gift card sales commissions amortization	(5,711)	(2,502)	(14,436)	(11,592)
Deferred gift card sales commissions capitalization	5,297	3,142	8,796	7,466
Other	(540)	(65)	(1,112)	(804)
Balance, end of period	$12,548	$13,624	$12,548	$13,624

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Balance, beginning of period	$306,075	$277,518	$373,048	$358,757
Gift card sales	63,921	41,649	108,090	100,088
Gift card redemptions	(71,859)	(37,404)	(176,799)	(170,585)
Gift card breakage	(4,182)	(1,790)	(10,384)	(8,287)
Balance, end of period	$293,955	$279,973	$293,955	$279,973

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
4.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Impairment losses
U.S. (1)	$5,768	$23,741	$7,174	$54,713
International (1)(2)	(555)	296	152	3,468
Corporate (3)	209	(119)	238	6,161
Total impairment losses	5,422	23,918	7,564	64,342
Restaurant closure charges
U.S. (1)	(92)	1,041	(34)	1,762
International (1)	(153)	—	(153)	173
Total restaurant closure charges	(245)	1,041	(187)	1,935
Provision for impaired assets and restaurant closings	$5,177	$24,959	$7,377	$66,277
________________
(1)U.S. and international impairment and closure charges for the thirteen and twenty-six weeks ended June 28, 2020 primarily relate to the COVID-19 pandemic, including charges related to the COVID-19 Restructuring discussed below. See Note 2 - COVID-19 Charges for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.
(2)Includes goodwill impairment charges of $2.0 million during the twenty-six weeks ended June 28, 2020.
(3)Corporate impairment charges for the twenty-six weeks ended June 28, 2020 primarily relate to transformational initiatives.

COVID-19 Restructuring - During the thirteen and twenty-six weeks ended June 28, 2020, the Company recognized pre-tax asset impairments and closure charges in connection with the closure of 22 restaurants and from the update of certain cash flow assumptions, including lease renewal considerations (the “COVID-19 Restructuring”). Following is a summary of the COVID-19 Restructuring charges recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated (dollars in thousands):

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	THIRTEEN AND TWENTY-SIX WEEKS ENDED
DESCRIPTION		JUNE 28, 2020
Property, fixtures and equipment impairments	Provision for impaired assets and restaurant closings	$16,932
Lease right-of-use asset impairments and closing costs	Provision for impaired assets and restaurant closings	3,920
Severance and other expenses	General and administrative	1,160
		$22,012

The remaining impairment and closure charges during the periods presented resulted primarily from locations identified for relocation or closure.

Annual Goodwill and Intangible Asset Impairment Assessment - The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during its second fiscal quarter. The Company’s 2021 assessment was qualitative and its 2020 assessment was quantitative. In connection with these assessments, the Company did not record any impairment charges.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accrued Facility Closure and Other Costs Rollforward - The following table is a rollforward of the Company’s closed facility lease liabilities and other accrued costs associated with the closure and restructuring initiatives, for the period indicated:

TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021
Balance, beginning of the period	$12,879
Cash payments	(2,239)
Accretion	488
Adjustments	(790)
Balance, end of the period (1)	$10,338
________________
(1)As of June 27, 2021, the Company had exit-related accruals related to certain closure and restructuring initiatives of $3.6 million recorded in Accrued and other current liabilities and $6.7 million recorded in Non-current operating lease liabilities on its Consolidated Balance Sheet.

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

In connection with the offering of the 2025 Notes, the Company entered into the Convertible Note Hedge Transactions and Warrant Transactions described in Note 10 - Convertible Senior Notes. However, the Convertible Note Hedge Transactions are not considered when calculating dilutive shares given their impact is anti-dilutive. The impact of the Convertible Note Hedge Transactions would offset the dilutive impact of the shares underlying the 2025 Notes. The Warrant Transactions have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the $16.64 strike price of the Warrant Transactions. See Note 10 - Convertible Senior Notes for additional information regarding the 2025 Notes, Convertible Note Hedge Transactions and Warrant Transactions.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents the computation of basic and diluted earnings (loss) per share attributable to common stockholders for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Net income (loss) attributable to Bloomin’ Brands	$82,545	$(92,256)	$151,407	$(126,867)
Redemption of preferred stock in excess of carrying value (1)	—	—	—	(3,496)
Net income (loss) attributable to common stockholders	82,545	(92,256)	151,407	(130,363)
Convertible senior notes if-converted method interest adjustment, net of tax (2)	—	—	691	—
Diluted net income (loss) attributable to common stockholders	$82,545	$(92,256)	$152,098	$(130,363)

Basic weighted average common shares outstanding	89,075	87,496	88,721	87,312

Effect of dilutive securities:
Stock options	1,165	—	937	—
Nonvested restricted stock units	351	—	427	—
Nonvested performance-based share units	—	—	47	—
Convertible senior notes (2)(3)	11,231	—	13,212	—
Warrants (3)	7,983	—	6,879	—
Diluted weighted average common shares outstanding	109,805	87,496	110,223	87,312

Basic earnings (loss) per share attributable to common stockholders	$0.93	$(1.05)	$1.71	$(1.49)
Diluted earnings (loss) per share attributable to common stockholders	$0.75	$(1.05)	$1.38	$(1.49)
________________
(1)Consideration paid in excess of carrying value for the redemption of preferred stock is considered a deemed dividend and, for purposes of calculating earnings per share, reduces net income attributable to common stockholders for the twenty-six weeks ended June 28, 2020. See Note 12 - Stockholders’ Equity for additional details.
(2)Adjustment for interest related to the 2025 Notes weighted for the portion of the period prior to the Company’s election under the 2025 Notes indenture to settle the principal portion of its 2025 Notes in cash. Effective with the Company’s election, there will be no further numerator adjustments for interest or denominator adjustments for shares required to settle the principal portion.
(3)Due to the Company’s net loss during the thirteen and twenty-six weeks ended June 28, 2020, dilutive excess shares, if applicable, and warrants were excluded from the computation of diluted earnings per share as their effect would be antidilutive.

Share-based compensation-related weighted-average securities outstanding not included in the computation of net earnings (loss) per share attributable to common stockholders because their effect was antidilutive were as follows, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(shares in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Stock options	—	5,352	682	5,009
Nonvested restricted stock units	9	990	41	821
Nonvested performance-based share units	465	624	448	578

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
6.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Stock options	$469	$1,038	$1,334	$1,870
Restricted stock units	1,964	2,340	4,330	4,023
Performance-based share units (1)	7,318	1,693	8,787	2,392
	$9,751	$5,071	$14,451	$8,285
________________
(1)The thirteen and twenty-six weeks ended June 27, 2021 includes a cumulative life-to-date adjustment for PSUs granted in fiscal years 2019, 2020 and 2021 based on revised Company performance projections of performance criteria set forth in the award agreements.

In February 2021, the Company granted 0.3 million performance-based share units (“PSUs”). These PSUs maintain a three-year cliff vesting period and the underlying adjusted diluted earnings per share performance metric can range from zero to 200% of the annual target grant. The grants additionally included a Relative Total Shareholder Return (“Relative TSR”) modifier to the final payout outcome, which can adjust the payout by 75%, 100% or 125% of the achieved performance metric, with the overall payout capped at 200% of the annual target grant. The Relative TSR is measured by comparing the Company’s Relative TSR to that of the constituents of the S&P 1500 Restaurants index. The fair value of PSUs granted was estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and was applied to the trading price of the Company’s common stock on the date of the grant. Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the period indicated:

TWENTY-SIX WEEKS ENDED
JUNE 27, 2021
Assumptions:
Risk-free interest rate (1)	0.20%
Volatility (2)	48.45%

Grant date fair value per unit (3)	$29.73
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Based on the historical volatility of the Company’s stock over the last seven years.
(3)Represents a 14.3% premium above the per share value of the Company’s common stock as of the grant date.

The following represents unrecognized stock-based compensation expense and the remaining weighted-average vesting period as of June 27, 2021:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$1,556	0.9
Restricted stock units	$13,678	2.1
Performance-based share units	$24,264	1.8

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
7.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 27, 2021	DECEMBER 27, 2020
Prepaid expenses	$22,668	$12,148
Accounts receivable - gift cards, net (1)	16,177	76,808
Accounts receivable - vendors, net (1)	9,212	8,886
Accounts receivable - franchisees, net (1)	887	1,007
Accounts receivable - other, net (1)	13,378	16,782
Deferred gift card sales commissions	12,548	19,300
Assets held for sale	1,358	3,831
Other current assets, net	8,756	12,756
	$84,984	$151,518
________________
(1)See Note 16 - Allowance for Expected Credit Losses for a rollforward of the related allowance for expected credit losses.

8.    Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 27, 2021	DECEMBER 27, 2020
Accrued rent and current operating lease liabilities	$184,486	$192,369
Accrued payroll and other compensation (1)	116,951	79,291
Accrued insurance	22,414	20,648
Other current liabilities (2)	115,445	96,013
	$439,296	$388,321
________________
(1)During the twenty-six weeks ended June 27, 2021, the Company reclassified $27.3 million of payroll taxes deferred under the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”) to current.
(2)During the twenty-six weeks ended June 27, 2021, sales tax payable and income tax payable increased by $8.7 million and $6.4 million, respectively, due to increased sales and pre-tax income during the period.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
9.    Long-term Debt, Net

Following is a summary of outstanding long-term debt, as of the periods indicated:

	JUNE 27, 2021		DECEMBER 27, 2020
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$200,000	2.59%	$—
Revolving credit facility (1)	134,000	2.59%	—
Total Senior Secured Credit Facility	334,000		—
Former Credit Facility:
Term loan A (1)	—		425,000	2.88%
Revolving credit facility (1)	—		447,000	2.88%
Total Former Credit Facility	—		872,000
2025 Notes (2)	230,000	5.00%	230,000	5.00%
2029 Notes	300,000	5.13%	—
Finance lease liabilities	1,794		2,405
Less: unamortized debt discount and issuance costs (3)	(15,576)		(67,704)
Less: finance lease interest	(155)		(221)
Total debt, net	850,063		1,036,480
Less: current portion of long-term debt	(11,022)		(38,710)
Long-term debt, net	$839,041		$997,770
________________
(1)Interest rate represents the weighted-average interest rate as of the respective periods.
(2)See Note 10 - Convertible Senior Notes for details regarding the 2025 Notes and related hedge and warrant transactions.
(3)In connection with the adoption of ASU No. 2020-06, debt discount of $59.9 million related to the 2025 Notes was de-recognized and $2.1 million of equity issuance costs were reclassified as debt issuance costs during the twenty-six weeks ended June 27, 2021.

2029 Notes - On April 16, 2021, the Company and its wholly-owned subsidiary OSI Restaurant Partners, LLC (“OSI”), as co-issuers, issued $300.0 million aggregate principal amount of senior unsecured notes due 2029 (the “2029 Notes”).

The 2029 Notes were issued pursuant to an Indenture, dated April 16, 2021 (the “Indenture”), by and among the Company, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee. The 2029 Notes are guaranteed by each of the Company’s existing and future domestic restricted subsidiaries (other than OSI) that are guarantors or borrowers under its Senior Secured Credit Facility (as defined below) or certain other indebtedness. The 2029 Notes will mature on April 15, 2029, unless earlier redeemed or purchased by the Company. The 2029 Notes bear cash interest at an annual rate of 5.125% payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021.

The Company may redeem some or all of the 2029 Notes at any time on or after April 15, 2024, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest. The Company may also redeem up to 40% of the 2029 Notes in an amount not greater than the proceeds of certain equity offerings completed before April 15, 2024, at a redemption price equal to 105.125% of the principal amount thereof, plus accrued and unpaid interest. In addition, at any time prior to April 15, 2024, the Company may redeem some or all of the 2029 Notes at a price equal to 100% of the principal amount, plus a make-whole premium, plus accrued and unpaid interest.

The Indenture contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness or issue certain preferred stock; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability of the Company’s restricted

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
subsidiaries to pay dividends or make other payments to the Company; create certain liens; transfer or sell certain assets; merge or consolidate; enter into certain transactions with the Company’s affiliates; and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture.

The Indenture contains customary events of default, including, without limitation, failure to make required payments, failure to comply with certain agreements or covenants, cross-acceleration to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, and failure to pay certain judgments.

The net proceeds from the 2029 Notes offering were approximately $294.5 million, after deducting the initial purchaser’s discount and the Company’s offering expenses. The net proceeds were used to repay a portion of the Company’s outstanding Term loan A and revolving credit facility in conjunction with the refinancing of its Former Credit Facility.

Second Amended and Restated Credit Agreement - On April 16, 2021, the Company and OSI, as co-borrowers, entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which provides for senior secured financing of up to $1.0 billion consisting of a $200.0 million Term loan A and an $800.0 million revolving credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility matures on April 16, 2026 and replaced the Company’s prior senior secured financing of up to $1.5 billion (the “Former Credit Facility”).

The commitments under the Senior Secured Credit Facility may be increased in an aggregate principal amount of up to: (i) $425.0 million or (ii) at the Company’s option, up to an unlimited amount of incremental facilities, so long as the Consolidated Senior Secured Net Leverage Ratio (“CSSNLR”), as defined in the Second Amended and Restated Credit Agreement, is no more than 3.00 to 1.00 as of the last day of the most recent period of four consecutive fiscal quarters ended.

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

The following is a summary of required quarterly amortization payments for the Term loan A (dollars in thousands):

SCHEDULED QUARTERLY PAYMENT DATES	TERM LOAN A
September 26, 2021 through June 30, 2024	$2,500
September 29, 2024 through June 29, 2025	$3,750
September 28, 2025 and December 28, 2025	$5,000

The Senior Secured Credit Facility contains mandatory prepayment requirements for the Term loan A, including the requirement that the Company prepay outstanding amounts under these loans with 50% of its annual excess cash flow, as defined in the Second Amended and Restated Credit Agreement, commencing with the fiscal year ending

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
December 25, 2022. The amount of outstanding loans required to be prepaid in accordance with the debt covenants may vary based on the Company’s CSSNLR and year end results.

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

As of June 27, 2021 and December 27, 2020, the Company was in compliance with its debt covenants.

Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of the period indicated:

(dollars in thousands)	JUNE 27, 2021
Year 1	$11,051
Year 2	10,250
Year 3	10,188
Year 4	245,175
Year 5	289,130
Thereafter	300,000
Total payments	865,794
Less: unamortized debt discount and issuance costs	(15,576)
Less: finance lease interest	(155)
Total principal payments	$850,063

Deferred Financing Fees - During the thirteen weeks ended June 27, 2021, the Company deferred $5.5 million and $5.9 million of financing costs incurred in connection with the 2029 Notes and Second Amended Credit Agreement, respectively. Deferred financing fees of $3.7 million associated with the revolving credit facility portion of the Second Amended Credit Agreement were recorded in Other assets, net and all other deferred financing fees were recorded in Long-term debt, net.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
10.    Convertible Senior Notes

2025 Notes - In May 2020, the Company completed a $230.0 million principal amount private offering of 5.00% convertible senior notes due in 2025. The 2025 Notes are governed by the terms of an indenture between the Company and Wells Fargo Bank, National Association, as the Trustee. The 2025 Notes will mature on May 1, 2025, unless earlier converted, redeemed or purchased by the Company. The 2025 Notes bear cash interest at an annual rate of 5.00%, payable semi-annually in arrears on May 1 and November 1 of each year. Net proceeds from the 2025 Notes offering were approximately $221.6 million, after deducting the initial purchaser’s discounts and commissions and the Company’s offering expenses.

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

Prior to the close of business on the business day immediately preceding November 1, 2024, holders may convert all or a portion of their 2025 Notes under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events or distributions on the Company’s common stock; (iv) if the Company calls the 2025 Notes for redemption, and (v) at any time from, and including November 1, 2024 until the close of business on the second scheduled trading day immediately before the maturity date.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	JUNE 27, 2021	DECEMBER 27, 2020
Long-term debt, net
Principal	$230,000	$230,000
Less: Debt discount (1)	—	(59,862)
Less: Debt issuance costs (1)(2)	(6,688)	(5,427)
Net carrying amount	223,312	164,711
Equity component (1)	$—	$64,367
________________
(1)In connection with the adoption of ASU No. 2020-06, debt discount and the equity component of the 2025 Notes were de-recognized and $2.1 million of issuance costs that were previously allocated to the equity component were reclassified as debt issuance costs during the twenty-six weeks ended June 27, 2021.
(2)Debt issuance costs are amortized to Interest expense, net using the effective interest method over the expected life of the 2025 Notes.

The effective rate of the 2025 Notes over their expected life is 5.85%. Following is a summary of interest expense for the 2025 Notes, by component, for the periods indicated:

	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 27, 2021
Coupon interest	$2,875	$5,750
Deferred issuance cost amortization	386	767
Total interest expense	$3,261	$6,517

Based on the daily closing prices of the Company’s stock during the quarter ended June 27, 2021, holders of the 2025 Notes are eligible to convert their 2025 Notes during the third quarter of 2021. In February 2021, the Company provided the trustee of the 2025 Notes notice of its irrevocable election under the 2025 Notes indenture to settle the principal portion of the 2025 Notes upon conversion in cash and any excess in shares.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
11.    Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 27, 2021	DECEMBER 27, 2020
Accrued insurance liability	$32,704	$32,128
Chef and Restaurant Managing Partner deferred compensation obligations	20,687	32,306
Deferred payroll tax liabilities (1)	27,302	55,204
Other long-term liabilities (2)	53,601	65,717
	$134,294	$185,355
_______________
(1)During the twenty-six weeks ended June 27, 2021, the Company reclassified $27.3 million of payroll taxes deferred under the CARES Act to current.
(2)The Company’s hedge liability decreased by $11.8 million during the twenty-six weeks ended June 27, 2021 primarily from the termination of certain interest rate swaps. See Note 13 - Derivative Instruments and Hedging Activities for additional details.

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

Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	JUNE 27, 2021	DECEMBER 27, 2020
Foreign currency translation adjustment	$(185,443)	$(188,883)
Unrealized loss on derivatives, net of tax	(16,745)	(22,563)
Accumulated other comprehensive loss	$(202,188)	$(211,446)

Following are the components of Other comprehensive income (loss) attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Foreign currency translation adjustment	$10,015	$(29,146)	$3,440	$(36,443)

Unrealized loss on derivatives, net of tax (1)	(128)	(1,556)	(170)	(14,892)
Reclassification of adjustments for loss on derivatives included in Net income (loss), net of tax (2)	1,514	2,585	4,517	3,981
Amortization of terminated interest rate swaps, net of tax	1,471	—	1,471	—
Total unrealized gain (loss) on derivatives, net of tax	2,857	1,029	5,818	(10,911)
Other comprehensive income (loss) attributable to Bloomin’ Brands	$12,872	$(28,117)	$9,258	$(47,354)
________________
(1)Unrealized loss on derivatives is net of tax of $0.5 million and $5.2 million for the thirteen and twenty-six weeks ended June 28, 2020, respectively.
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

In connection with the refinancing of its Former Credit Facility, on April 16, 2021 the Company terminated its variable-to-fixed interest rate swap agreements with seven counterparties having an aggregate notional amount of $275.0 million for a payment of approximately $13.3 million, including accrued interest. Following these terminations, $13.4 million of unrealized losses related to the terminated swap agreements included in AOCL will be amortized on a straight-line basis to Interest expense, net over the remaining original term of the terminated swaps.

The Company’s swap agreements have been designated and qualify as cash flow hedges, are recognized on its Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. As of June 27, 2021, the Company estimated $16.0 million will be reclassified to Interest expense, net over the next 12 fiscal months, including interest expense related to the terminated swap agreements discussed above.

The following table presents the fair value and classification of the Company’s swap agreements, as of the periods indicated:

(dollars in thousands)	JUNE 27, 2021	DECEMBER 27, 2020	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$7,437	$14,855	Accrued and other current liabilities
Interest rate swaps - liability	3,821	15,640	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$11,258	$30,495

Accrued interest	$697	$1,237	Accrued and other current liabilities
____________________
(1)See Note 15 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the swap agreements on Net income (loss) for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Interest rate swap expense recognized in Interest expense, net	$(2,038)	$(3,482)	$(6,082)	$(5,362)
Income tax benefit recognized in Provision (benefit) for income taxes	524	897	1,565	1,381
Total effects on Net income (loss)	$(1,514)	$(2,585)	$(4,517)	$(3,981)

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of June 27, 2021, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
As of June 27, 2021 and December 27, 2020, the fair value of the Company’s interest rate swaps was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $12.0 million and $32.2 million, respectively. As of June 27, 2021 and December 27, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 27, 2021 and December 27, 2020, it could have been required to settle its obligations under the agreements at their termination value of $12.0 million and $32.2 million, respectively.

14.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	JUNE 27, 2021	DECEMBER 27, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,161,650	$1,172,910
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	1,447	1,947
Total lease assets, net		$1,163,097	$1,174,857

Current operating lease liabilities (2)	Accrued and other current liabilities	$177,807	$176,791
Current finance lease liabilities	Current portion of long-term debt	1,022	1,210
Non-current operating lease liabilities (3)	Non-current operating lease liabilities	1,206,269	1,216,666
Non-current finance lease liabilities	Long-term debt, net	617	974
Total lease liabilities		$1,385,715	$1,395,641
________________
(1)Net of accumulated amortization of $2.8 million and $2.3 million as of June 27, 2021 and December 27, 2020, respectively.
(2)Excludes COVID-19-related deferred rent accruals of $3.4 million and $12.8 million as of June 27, 2021 and December 27, 2020, respectively, and accrued contingent percentage rent of $3.3 million and $2.7 million, as of June 27, 2021 and December 27, 2020, respectively.
(3)Excludes COVID-19-related non-current deferred rent accruals of $0.8 million and $1.2 million as of June 27, 2021 and December 27, 2020, respectively.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)		JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Operating leases (1)	Other restaurant operating	$43,763	$42,776	$88,555	$88,658
Variable lease cost (2)	Other restaurant operating	731	(1,046)	1,508	74
Finance leases
Amortization of leased assets	Depreciation and amortization	258	315	520	657
Interest on lease liabilities	Interest expense, net	31	37	67	83
Sublease revenue (3)	Franchise and other revenues	(2,825)	(109)	(3,660)	(1,786)
Lease costs, net		$41,958	$41,973	$86,990	$87,686
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.2 million and $3.3 million for the thirteen weeks ended June 27, 2021 and June 28, 2020, respectively, and $6.7 million and $6.9 million for the twenty-six weeks ended June 27, 2021 and June 28, 2020, respectively, which is included in General and administrative expense. Also excludes certain supply chain related rent expense of $0.3 million for the thirteen weeks ended June 27, 2021 and June 28, 2020 and $0.6 million for the twenty-six weeks ended June 27, 2021 and June 28, 2020, which is included in Food and beverage costs.
(2)Includes COVID-19-related rent abatement for all periods presented.
(3)Excludes immaterial rental income from Company-owned properties.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a summary of other impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$105,323	$75,688

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	JUNE 27, 2021			DECEMBER 27, 2020
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$8,664	$8,664	$—	$15,404	$15,404	$—
Money market funds	14,054	14,054	—	16,494	16,494	—
Restricted cash equivalents:
Money market funds	1,790	1,790	—	428	428	—
Total asset recurring fair value measurements	$24,508	$24,508	$—	$32,326	$32,326	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$7,437	$—	$7,437	$14,855	$—	$14,855
Other long-term liabilities:
Derivative instruments - interest rate swaps	3,821	—	3,821	15,640	—	15,640
Total liability recurring fair value measurements	$11,258	$—	$11,258	$30,495	$—	$30,495

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments	The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of June 27, 2021 and December 27, 2020, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

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

	THIRTEEN WEEKS ENDED
	JUNE 27, 2021		JUNE 28, 2020
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Operating lease right-of-use assets (1)	$5,687	$962	$32,404	$4,028
Property, fixtures and equipment (2)	8,192	4,460	9,992	19,595
Goodwill and other assets (3)	—	—	748	295
	$13,879	$5,422	$43,144	$23,918

	TWENTY-SIX WEEKS ENDED
	JUNE 27, 2021		JUNE 28, 2020
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$—	$—	$1,182	$75
Operating lease right-of-use assets (1)	7,651	1,512	85,537	23,591
Property, fixtures and equipment (2)	8,928	6,052	28,390	37,993
Goodwill and other assets (3)	—	—	748	2,683
	$16,579	$7,564	$115,857	$64,342
____________________
(1)Asset carrying values measured using discounted cash flow models (Level 3).
(2)Carrying values measured using Level 2 inputs to estimate fair value totaled $0.5 million and $2.2 million for the thirteen and twenty-six weeks ended June 28, 2020, respectively. All other assets were valued using Level 3 inputs. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value.
(3)Other assets generally measured using the quoted market value of comparable assets (Level 2).

See Note 4 - Impairments and Exit Costs for information regarding impairment charges resulting from the fair value measurement performed on a nonrecurring basis during the thirteen and twenty-six weeks ended June 28, 2020. Projected future cash flows, including discount rate and growth rate assumptions, are derived from then current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents quantitative information related to certain unobservable inputs used in the Company’s Level 3 fair value measurements of Operating lease right-of-use assets and Property, fixtures and equipment for the impairment losses incurred for the periods indicated:

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	JUNE 27, 2021		DECEMBER 27, 2020
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior Secured Credit Facility:
Term loan A	$200,000	$196,250	$—	$—
Revolving credit facility	$134,000	$128,850	$—	$—
Former Credit Facility:
Term loan A	$—	$—	$425,000	$412,250
Revolving credit facility	$—	$—	$447,000	$419,612
2025 Notes	$230,000	$559,450	$230,000	$413,818
2029 Notes	$300,000	$307,503	$—	$—

16.    Allowance for Expected Credit Losses

The following table is a rollforward of the Company’s trade receivables allowance for expected credit losses for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Allowance for expected credit losses, beginning of period	$3,997	$4,551	$4,095	$199
Adjustment for adoption of ASU No. 2016-13	—	—	—	1,018
Provision for expected credit losses (1)	—	15	—	3,349
Charge-off of accounts	(8)	—	(106)	—
Allowance for expected credit losses, end of period	$3,989	$4,566	$3,989	$4,566
________________
(1)In March 2020, the Company fully reserved substantially all of its outstanding franchise receivables in response to the economic impact of the COVID-19 pandemic. See Note 2 - COVID-19 Charges for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.

The Company is also exposed to credit losses from off-balance sheet lease guarantees primarily related to the divestiture of certain formerly Company-owned restaurant sites. See Note 18 - Commitments and Contingencies for details regarding these lease guarantees.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
17.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Income (loss) before provision (benefit) for income taxes	$107,574	$(128,207)	$183,965	$(182,276)
Provision (benefit) for income taxes	$22,688	$(35,779)	$29,281	$(55,434)
Effective income tax rate	21.1%	27.9%	15.9%	30.4%

The effective income tax rate for the thirteen and twenty-six weeks ended June 27, 2021 decreased by 6.8 and 14.5 percentage points, respectively, as compared to the thirteen and twenty-six weeks ended June 28, 2020. These decreases were primarily due to the benefit of FICA tax credits on certain employees’ tips reducing the effective tax rate in 2021 as a result of forecasted pre-tax book income as compared to increasing the effective tax rate in 2020 as a result of forecasted pre-tax book loss.

As of December 27, 2020, the Company had $155.3 million in general business tax credits carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. The Company does not expect to increase its general business credit carryforwards in 2021 and currently expects to utilize these tax credit carryforwards within a 10-year period. However, the Company’s ability to utilize these tax credits could be adversely impacted by, among other items, a future ownership change as defined under Section 382 of the Internal Revenue Code.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for the thirteen and twenty-six weeks ended June 27, 2021 was lower than the statutory rate primarily due to the benefit of FICA tax credits on certain employees’ tips.

18.    Commitments and Contingencies

Litigation and Other Matters - The Company is subject to legal proceedings, claims and liabilities, such as liquor liability, slip and fall cases, wage-and-hour and other employment-related litigation, which arise in the ordinary course of business. A reserve is recorded when it is both: (i) probable that a loss has occurred and (ii) the amount of loss can be reasonably estimated. There may be instances in which an exposure to loss exceeds the recorded reserve. The Company evaluates, on a quarterly basis, developments in legal proceedings that could cause an increase or decrease in the amount of the reserve that has been previously recorded, or a revision to the disclosed estimated range of possible losses, as applicable.

The Company’s legal proceedings range from cases brought by a single plaintiff to threatened class actions with many putative class members. While some matters pending against the Company specify the damages claimed by the plaintiff or class, many seek an unspecified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated, unsupported or unrelated to possible outcomes, and as such, are not meaningful indicators of the Company’s potential liability or financial exposure. As a result, some matters have not yet progressed sufficiently through discovery or development of important factual information and legal issues to enable the Company to estimate an amount of loss or a range of possible loss.

The Company recorded reserves of $5.9 million and $4.6 million for certain of its outstanding legal proceedings as of June 27, 2021 and December 27, 2020, respectively, within Accrued and other current liabilities and Other long-term liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The Company intends to defend itself in legal matters. Some of these matters may be covered, at least in part, by insurance if they exceed specified retention or deductible amounts. However, it is possible that claims may be denied by the Company’s insurance carriers, the Company may be required by its insurance carriers to contribute to the payment of claims, and the Company’s insurance coverage may not continue to be available on acceptable terms or in sufficient amounts. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company believes that the ultimate determination of liability in connection with legal claims pending against the Company, if any, in excess of amounts already provided for such matters in the consolidated financial statements, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position. However, it is possible that the Company’s business, results of operations, liquidity, or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of June 27, 2021, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $27.9 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of June 27, 2021 was approximately $22.9 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. As of June 27, 2021, the Company’s recorded contingent lease liability was $10.3 million.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a summary of Total revenues by segment, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Total revenues
U.S.	$1,003,058	$537,080	$1,907,976	$1,431,577
International	74,308	41,379	156,863	155,219
Total revenues	$1,077,366	$578,459	$2,064,839	$1,586,796

The following table is a reconciliation of Segment income (loss) from operations to Income (loss) before provision (benefit) for income taxes, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Segment income (loss) from operations
U.S.	$165,297	$(62,921)	$287,032	$(51,542)
International	2,470	(17,070)	6,007	(10,283)
Total segment income (loss) from operations	167,767	(79,991)	293,039	(61,825)
Unallocated corporate operating expense (1)	(43,130)	(31,921)	(77,404)	(91,655)
Total income (loss) from operations	124,637	(111,912)	215,635	(153,480)
Loss on extinguishment and modification of debt	(2,073)	(237)	(2,073)	(237)
Other income (expense), net	—	581	21	(212)
Interest expense, net	(14,990)	(16,639)	(29,618)	(28,347)
Income (loss) before provision (benefit) for income taxes	$107,574	$(128,207)	$183,965	$(182,276)
____________________
(1)The thirteen and twenty-six weeks ended June 28, 2020 include $2.4 million and $24.6 million, respectively, of charges that were not allocated to the Company’s segments related to its transformational initiatives, primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings.

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Depreciation and amortization
U.S.	$33,578	$37,308	$67,223	$74,948
International	5,566	5,884	11,286	12,642
Corporate	1,395	2,592	3,256	6,462
Total depreciation and amortization	$40,539	$45,784	$81,765	$94,052

The following table is a summary of capital expenditures by segment for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020
Capital expenditures
U.S.	$42,574	$30,692
International	5,531	10,914
Corporate	3,138	2,471
Total capital expenditures	$51,243	$44,077

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
20.    Subsequent Events

On August 2, 2021, wholly-owned subsidiaries of the Company entered into the Purchase and Sale of Royalty Payment Stream and Termination of Royalty Agreement (the “Royalty Termination Agreement”) with the Carrabba’s Italian Grill founders (the “Carrabba’s Founders”), pursuant to which the Company’s obligation to pay future royalties on U.S. Carrabba’s Italian Grill restaurant sales and lump sum royalty fees on Carrabba’s Italian Grill restaurants opened outside the U.S. was terminated. Upon execution of the Royalty Termination Agreement, the Company made a cash payment of $61.9 million to the Carrabba’s Founders, which was recorded in Other restaurant operating expense in its Consolidated Statements of Operations and Comprehensive Income (Loss) during the thirteen weeks ended September 26, 2021.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of June 27, 2021, we owned and operated 1,163 restaurants and franchised 321 restaurants across 47 states, Guam and 19 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Financial Highlights

Our financial highlights for the thirteen weeks ended June 27, 2021 (“second quarter of 2021”) include the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 84.6% and 65.8%, respectively, relative to the second quarter of 2020, and 12.1% and 11.3%, respectively, relative to the second quarter of 2019;
•Increase in Total revenues of 86.2% in the second quarter of 2021, as compared to the second quarter of 2020, and 5.4% as compared to the second quarter of 2019;
•Restaurant-level operating margin of 20.3% for the second quarter of 2021, as compared to 2.1% and 15.0% for the second quarters of 2020 and 2019, respectively;
•Income (loss) from operations of $124.6 million in the second quarter of 2021, as compared to $(111.9) million and $43.5 million in the second quarters of 2020 and 2019, respectively; and
•Diluted earnings (loss) per share attributable to common stockholders of $0.75 in the second quarter of 2021 as compared to $(1.05) and $0.32 in the second quarters of 2020 and 2019, respectively.

Key Performance Indicators

Key measures that we use in evaluating our restaurants and assessing our business include the following:

•Average restaurant unit volumes — average sales (excluding gift card breakage) per restaurant to measure changes in customer traffic, pricing and development of the brand;

•Comparable restaurant sales — year-over-year comparison of sales volumes (excluding gift card breakage) for Company-owned restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants;

•System-wide sales — total restaurant sales volume for all Company-owned and franchise restaurants, regardless of ownership, to interpret the overall health of our brands;

•Restaurant-level operating margin, Income (loss) from operations, Net income (loss) and Diluted earnings (loss) per share — financial measures utilized to evaluate our operating performance.

Restaurant-level operating margin is widely regarded in the industry as a useful metric to evaluate restaurant-level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Food and beverage costs, Labor and other related expenses and Other restaurant operating expenses (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). The following categories of our revenue and operating expenses are not included in restaurant-level

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
operating margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

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

•Adjusted restaurant-level operating margin, Adjusted income (loss) from operations, Adjusted net income (loss) and Adjusted diluted earnings (loss) per share — non-GAAP financial measures utilized to evaluate our operating performance.

We believe that our use of non-GAAP financial measures permits investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies within the restaurant industry by isolating the effects of certain items that may vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent or will not recur. We believe that the disclosure of these non-GAAP measures is useful to investors as they form part of the basis for how our management team and Board of Directors evaluate our operating performance, allocate resources and administer employee incentive plans; and

•Customer satisfaction scores — measurement of our customers’ experiences in a variety of key areas.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data

The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	JUNE 27, 2021	JUNE 28, 2020
U.S.:
Outback Steakhouse
Company-owned	566	567
Franchised	131	141
Total	697	708
Carrabba’s Italian Grill
Company-owned	199	199
Franchised	20	21
Total	219	220
Bonefish Grill
Company-owned	179	182
Franchised	7	7
Total	186	189
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	65
Other
Company-owned (1)	8	5
U.S. total	1,174	1,187
International:
Company-owned
Outback Steakhouse—Brazil (2)	113	103
Other (1)(3)	34	30
Franchised
Outback Steakhouse—South Korea (3)	108	85
Other (1)	55	55
International total	310	273
System-wide total	1,484	1,460
____________________
(1)U.S. Other Company-owned included four and three fast-casual Aussie Grill locations as of June 27, 2021 and June 28, 2020, respectively. International Franchised Other included three and two fast-casual Aussie Grill locations as of June 27, 2021 and June 28, 2020, respectively. International Company-owned Other included two and one fast-casual Aussie Grill locations as of June 27, 2021 and June 28, 2020, respectively.
(2)The restaurant counts for Brazil are reported as of May 31, 2021 and 2020, respectively, to correspond with the balance sheet dates of this subsidiary.
(3)Franchised Outback Steakhouse - South Korea included 32 and 10 international dark kitchens that offer delivery only as of June 27, 2021 and June 28, 2020, respectively. In addition, we had one international dark kitchen included within Company-owned Other as of both periods presented.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Revenues
Restaurant sales	97.9%	99.6%	98.5%	99.1%
Franchise and other revenues	2.1	0.4	1.5	0.9
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Food and beverage costs (1)	29.6	31.4	29.7	31.8
Labor and other related (1)	28.0	35.7	28.0	32.7
Other restaurant operating (1)	22.1	30.9	22.7	27.0
Depreciation and amortization	3.8	7.9	4.0	5.9
General and administrative	6.2	9.6	6.0	8.8
Provision for impaired assets and restaurant closings	0.5	4.3	0.4	4.2
Total costs and expenses	88.4	119.3	89.6	109.7
Income (loss) from operations	11.6	(19.3)	10.4	(9.7)
Loss on extinguishment and modification of debt	(0.2)	(*)	(0.1)	(*)
Other income (expense), net	—	0.1	*	(*)
Interest expense, net	(1.4)	(3.0)	(1.4)	(1.8)
Income (loss) before provision (benefit) for income taxes	10.0	(22.2)	8.9	(11.5)
Provision (benefit) for income taxes	2.1	(6.2)	1.4	(3.5)
Net income (loss)	7.9	(16.0)	7.5	(8.0)
Less: net income (loss) attributable to noncontrolling interests	0.2	(0.1)	0.2	*
Net income (loss) attributable to Bloomin’ Brands	7.7%	(15.9)%	7.3%	(8.0)%
________________
(1)As a percentage of Restaurant sales.
*Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 28, 2020	$576.3	$1,572.5
Change from:
Comparable restaurant sales	473.5	479.6
Restaurant openings	13.6	26.6
Restaurant closures	(7.2)	(26.0)
Effect of foreign currency translation	(1.0)	(18.0)
For the periods ended June 27, 2021	$1,055.2	$2,034.7

The increase in Restaurant sales during the thirteen weeks ended June 27, 2021 was primarily due to: (i) higher comparable restaurant sales from in-restaurant dining and strong retention of off-premises sales and (ii) the opening of 32 new restaurants not included in our comparable restaurant sales base. The increase in Restaurant sales was partially offset by the closure of 34 restaurants since March 29, 2020.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The increase in Restaurant sales during the twenty-six weeks ended June 27, 2021 was primarily due to: (i) higher comparable restaurant sales from in-restaurant dining and strong retention of off-premises sales and (ii) the opening of 35 new restaurants not included in our comparable restaurant sales base. The increase in Restaurant sales was partially offset by the closure of 39 restaurants since December 29, 2019 and the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

Average Restaurant Unit Volumes and Operating Weeks

Following is a summary of the average restaurant unit volumes and operating weeks, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$78,201	$46,278	$75,813	$58,201
Carrabba’s Italian Grill	$66,258	$35,394	$63,605	$45,395
Bonefish Grill	$63,772	$25,866	$59,014	$40,292
Fleming’s Prime Steakhouse & Wine Bar	$105,891	$36,649	$93,204	$59,027
International
Outback Steakhouse - Brazil (1)	$29,569	$17,731	$36,205	$43,512
Operating weeks:
U.S.
Outback Steakhouse	7,362	7,466	14,745	14,965
Carrabba’s Italian Grill	2,587	2,648	5,174	5,300
Bonefish Grill	2,337	2,464	4,677	4,934
Fleming’s Prime Steakhouse & Wine Bar	832	850	1,657	1,730
International
Outback Steakhouse - Brazil	1,465	1,354	2,877	2,657
____________________
(1)Translated at average exchange rates of 5.45 and 5.15 for the thirteen weeks ended June 27, 2021 and June 28, 2020, respectively, and 5.36 and 4.39 for the twenty-six weeks ended June 27, 2021 and June 28, 2020, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases), for the periods indicated:

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
	JUNE 27, 2021		JUNE 28, 2020	JUNE 27, 2021		JUNE 28, 2020
	Comparable to 2019 (1)	Comparable to 2020	Comparable to 2019	Comparable to 2019 (1)	Comparable to 2020	Comparable to 2019
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more):
U.S. (2)
Outback Steakhouse	11.3%	65.8%	(32.9)%	2.3%	28.8%	(20.6)%
Carrabba’s Italian Grill	16.7%	84.3%	(36.7)%	7.7%	38.4%	(22.2)%
Bonefish Grill	4.2%	141.2%	(56.8)%	(6.3)%	43.5%	(34.7)%
Fleming’s Prime Steakhouse & Wine Bar	24.4%	182.6%	(56.3)%	3.6%	55.6%	(33.6)%
Combined U.S.	12.1%	84.6%	(39.4)%	1.9%	34.4%	(24.2)%
International
Outback Steakhouse - Brazil (3)	(36.3)%	78.8%	(63.9)%	(26.2)%	2.7%	(27.4)%

Traffic:
U.S.
Outback Steakhouse	4.4%	51.4%	(31.0)%	(2.7)%	21.9%	(20.2)%
Carrabba’s Italian Grill	13.0%	57.2%	(28.1)%	5.8%	27.0%	(16.7)%
Bonefish Grill	3.9%	52.4%	(29.8)%	(4.7)%	22.4%	(20.6)%
Fleming’s Prime Steakhouse & Wine Bar	11.9%	97.0%	(43.5)%	(3.5)%	33.5%	(28.0)%
Combined U.S.	6.2%	53.6%	(30.6)%	(1.4)%	23.2%	(19.8)%
International
Outback Steakhouse - Brazil	(20.3)%	63.0%	(48.5)%	(13.6)%	8.9%	(19.0)%

Average check per person (4):
U.S.
Outback Steakhouse	6.9%	14.4%	(1.9)%	5.0%	6.9%	(0.4)%
Carrabba’s Italian Grill	3.7%	27.1%	(8.6)%	1.9%	11.4%	(5.5)%
Bonefish Grill	0.3%	88.8%	(27.0)%	(1.6)%	21.1%	(14.1)%
Fleming’s Prime Steakhouse & Wine Bar	12.5%	85.6%	(12.8)%	7.1%	22.1%	(5.6)%
Combined U.S.	5.9%	31.0%	(8.8)%	3.3%	11.2%	(4.4)%
International
Outback Steakhouse - Brazil	(15.8)%	22.2%	(15.2)%	(12.4)%	(4.5)%	(8.4)%
____________________
(1)Represents comparable restaurant sales, traffic and average check per person increases (decreases) relative to fiscal year 2019 for improved comparability due to the impact of COVID-19 on fiscal year 2020 restaurant sales.
(2)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(3)Excludes the effect of fluctuations in foreign currency rates. Includes trading day impact from calendar period reporting.
(4)Average check per person includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Franchise and other revenues

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Franchise revenues (1)	$12.2	$2.0	$19.0	$11.5
Other revenues (2)	9.9	0.2	11.2	2.8
Franchise and other revenues	$22.1	$2.2	$30.2	$14.3
____________________
(1)Represents franchise royalties, advertising fees and initial franchise fees. Franchise revenues increased during the thirteen and twenty-six weeks ended June 27, 2021 primarily due to higher franchise sales partially offset by a reduction in the royalty and advertising fee percentages resulting from our December 2020 resolution agreement with Out West, our largest U.S. franchisee.
(2)During the thirteen and twenty-six weeks ended June 27, 2021, we recognized $6.3 million of other revenues in connection with favorable court rulings in Brazil regarding the calculation methodology and taxable base of PIS and COFINS taxes. The amount recognized as a result of the favorable court rulings primarily represents refundable PIS and COFINS taxes for prior years, including accrued interest, and will be recovered by offsetting future PIS and COFINS taxes due.

COSTS AND EXPENSES

Food and beverage costs

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 27, 2021	JUNE 28, 2020	Change	JUNE 27, 2021	JUNE 28, 2020	Change
Food and beverage costs	$312.1	$180.8		$604.0	$500.5
% of Restaurant sales	29.6%	31.4%	(1.8)%	29.7%	31.8%	(2.1)%

Food and beverage costs decreased as a percentage of Restaurant sales during the thirteen weeks ended June 27, 2021 as compared to the thirteen weeks ended June 28, 2020 primarily due to: (i) 1.2% from increases in average check per person, primarily driven by reduced discounting and changes in product mix, (ii) 0.2% from the impact of certain cost savings initiatives and (iii) 0.2% from reduced commodity costs, primarily due to vendor rebates.

Food and beverage costs decreased as a percentage of Restaurant sales during the twenty-six weeks ended June 27, 2021 as compared to the twenty-six weeks ended June 28, 2020 primarily due to: (i) 1.1% from increases in average check per person, primarily driven by reduced discounting and changes in product mix, (ii) 0.6% from the impact of certain cost savings initiatives and (iii) 0.4% from inventory obsolescence and spoilage costs during 2020 associated with the COVID-19 pandemic.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 27, 2021	JUNE 28, 2020	Change	JUNE 27, 2021	JUNE 28, 2020	Change
Labor and other related	$295.0	$205.5		$569.6	$514.8
% of Restaurant sales	28.0%	35.7%	(7.7)%	28.0%	32.7%	(4.7)%

Labor and other related expenses decreased as a percentage of Restaurant sales during the thirteen weeks ended June 27, 2021 as compared to the thirteen weeks ended June 28, 2020 primarily due to 11.4% from leveraging increased restaurant sales. This decrease was partially offset by an increase as a percentage of Restaurant sales of: (i) 2.4% from the 2020 benefit of employee retention credits from relief pay, (ii) 0.8% from higher management bonus and (iii) 0.2% from wage rate increases.

Labor and other related expenses decreased as a percentage of Restaurant sales during the twenty-six weeks ended June 27, 2021 as compared to the twenty-six weeks ended June 28, 2020 primarily due to 4.3% from leveraging increased restaurant sales and 1.6% from the 2020 impact of net relief pay. These decreases were partially offset by

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
increases as a percentage of Restaurant sales of 0.8% from higher management bonus and 0.3% from wage rate increases.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 27, 2021	JUNE 28, 2020	Change	JUNE 27, 2021	JUNE 28, 2020	Change
Other restaurant operating	$233.5	$177.8		$462.7	$424.4
% of Restaurant sales	22.1%	30.9%	(8.8)%	22.7%	27.0%	(4.3)%

Other restaurant operating expenses decreased as a percentage of Restaurant sales during the thirteen weeks ended June 27, 2021 as compared to the thirteen weeks ended June 28, 2020 primarily due to: (i) 7.8% from leveraging increased restaurant sales, (ii) 3.3% from a decrease in off-premises related costs and (iii) 1.0% from lower advertising expense. These decreases were partially offset by increases as a percentage of Restaurant sales of 3.0% from higher operating and utilities expense and 0.3% from higher insurance costs.

Other restaurant operating expenses decreased as a percentage of Restaurant sales during the twenty-six weeks ended June 27, 2021 as compared to the twenty-six weeks ended June 28, 2020 primarily due to: (i) 2.9% from leveraging increased restaurant sales, (ii) 1.7% from lower advertising expense and (iii) 0.3% from a decrease in off-premises related costs. These decreases were partially offset by an increase as a percentage of Restaurant sales of 0.6% from higher operating and utilities expense.

Subsequent to June 27, 2021, we entered into the Royalty Termination Agreement and made a cash payment of $61.9 million to the Carrabba’s Founders. See Note 20 - Subsequent Events for additional details regarding the Royalty Termination Agreement. We recorded Carrabba’s Italian Grill royalty expense of $2.7 million, $3.8 million and $6.6 million during the twenty-six weeks ended June 27, 2021, fiscal year 2020 and fiscal year 2019, respectively.

Depreciation and amortization

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 27, 2021	JUNE 28, 2020	Change	JUNE 27, 2021	JUNE 28, 2020	Change
Depreciation and amortization	$40.5	$45.8	$(5.3)	$81.8	$94.1	$(12.3)

Depreciation and amortization expense decreased during the thirteen weeks ended June 27, 2021 as compared to the thirteen weeks ended June 28, 2020 primarily due to impairment and decreased capital expenditures.

Depreciation and amortization expense decreased during the twenty-six weeks ended June 27, 2021 as compared to the twenty-six weeks ended June 28, 2020 primarily due to impairment, decreased capital expenditures and the effect of foreign currency translation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
General and administrative
General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in General and administrative expense for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 28, 2020	$55.5	$140.3
Change from:
Employee stock-based compensation	4.7	6.2
Incentive compensation	4.0	3.9
Deferred compensation	2.2	2.4
Expected credit losses and contingent lease liabilities	1.1	(6.5)
Travel and entertainment	0.9	(2.4)
Severance	(1.0)	(9.5)
Transformational costs	(2.3)	(7.6)
Other	1.4	(3.1)
For the periods ended June 27, 2021	$66.5	$123.7

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 27, 2021	JUNE 28, 2020	Change	JUNE 27, 2021	JUNE 28, 2020	Change
Provision for impaired assets and restaurant closings	$5.2	$25.0	$(19.8)	$7.4	$66.3	$(58.9)

During the thirteen and twenty-six weeks ended June 28, 2020, we recognized asset impairment and closure charges of $24.8 million and $56.5 million, respectively, within the U.S. segment, and $0.3 million and $3.6 million, respectively, within the international segment, primarily related to the COVID-19 pandemic. Included in the amount for the thirteen and twenty-six weeks ended June 28, 2020 were pre-tax asset impairments and closure costs of $20.9 million in connection with the closure of 22 restaurants and from the update of certain cash flow assumptions, including lease renewal considerations. We also recognized asset impairment charges related to transformational initiatives of $6.3 million during the twenty-six weeks ended June 28, 2020, which were not allocated to our operating segments.

The remaining impairment and closure charges during the periods presented resulted primarily from locations identified for relocation or closure.

See Note 4 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for further information.

Income (loss) from operations

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 27, 2021	JUNE 28, 2020	Change	JUNE 27, 2021	JUNE 28, 2020	Change
Income (loss) from operations	$124.6	$(111.9)	$236.5	$215.6	$(153.5)	$369.1
% of Total revenues	11.6%	(19.3)%	30.9%	10.4%	(9.7)%	20.1%

Income from operations generated during the thirteen weeks ended June 27, 2021 as compared to Loss from operations during the thirteen weeks ended June 28, 2020 was primarily due to: (i) an increase in comparable restaurant sales, (ii) COVID-19 pandemic related asset impairment and closure charges during 2020, (iii) a decrease in off-premises related costs, (iv) lower advertising expense and (v) favorable court rulings in Brazil related to value-added taxes recorded in other revenues. These increases were partially offset by: (i) higher operating and

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
utilities expense, (ii) the 2020 benefit of employee retention credits from relief pay, (iii) higher incentive compensation and (iv) higher management bonus.

Income from operations generated during the twenty-six weeks ended June 27, 2021 as compared to Loss from operations during the twenty-six weeks ended June 28, 2020 was primarily due to: (i) an increase in comparable restaurant sales, (ii) COVID-19 pandemic related charges during 2020, (iii) lower advertising expense, (iv) the 2020 impact of net relief pay, (v) the impact of restructuring and transformational initiatives during 2020 and (vi) the impact of certain cost savings initiatives. These increases were partially offset by additional: (i) management bonus, (ii) incentive compensation and (iii) operating and utilities expense.

Interest expense, net

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 27, 2021	JUNE 28, 2020	Change	JUNE 27, 2021	JUNE 28, 2020	Change
Interest expense, net	$15.0	$16.6	$(1.6)	$29.6	$28.3	$1.3

The decrease in Interest expense, net for the thirteen weeks ended June 27, 2021 as compared to the thirteen weeks ended June 28, 2020 was primarily due to lower revolver borrowings and lower interest rates on our unhedged variable rate debt, partially offset by interest expense from our 2029 Notes issued in April 2021.

The increase in Interest expense, net for the twenty-six weeks ended June 27, 2021 as compared to the twenty-six weeks ended June 28, 2020 was primarily due to interest expense from our 2025 Notes issued in May 2020 and our 2029 Notes issued in April 2021, partially offset by lower revolver borrowings and lower interest rates on our unhedged variable rate debt.

Provision (benefit) for income taxes

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
	JUNE 27, 2021	JUNE 28, 2020	Change	JUNE 27, 2021	JUNE 28, 2020	Change
Effective income tax rate	21.1%	27.9%	(6.8)%	15.9%	30.4%	(14.5)%

The effective income tax rate for the thirteen and twenty-six weeks ended June 27, 2021 decreased by 6.8 and 14.5 percentage points, respectively, as compared to the thirteen and twenty-six weeks ended June 28, 2020. These decreases were primarily due to the benefit of FICA tax credits on certain employees’ tips reducing the effective tax rate in 2021 as a result of forecasted pre-tax book income as compared to increasing the effective tax rate in 2020 as a result of forecasted pre-tax book loss.

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

During the thirteen and twenty-six weeks ended June 28, 2020, we recorded $2.4 million and $24.6 million, respectively, of pre-tax charges as a part of transformational initiatives. These costs were primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings and were not allocated to our segments since our CODM does not consider the impact of transformational initiatives when assessing segment performance.

Refer to Note 19 - Segment Reporting of the Notes to Consolidated Financial Statements for reconciliations of segment income (loss) from operations to the consolidated operating results.

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

U.S. Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Revenues
Restaurant sales	$990,293	$536,767	$1,890,352	$1,421,656
Franchise and other revenues	12,765	313	17,624	9,921
Total revenues	$1,003,058	$537,080	$1,907,976	$1,431,577
Restaurant-level operating margin	21.7%	3.2%	20.5%	8.4%
Income (loss) from operations	$165,297	$(62,921)	$287,032	$(51,542)
Operating income (loss) margin	16.5%	(11.7)%	15.0%	(3.6)%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 28, 2020	$536.8	$1,421.7
Change from:
Comparable restaurant sales	453.0	481.4
Restaurant openings	7.4	12.7
Restaurant closures	(6.9)	(25.4)
For the periods ended June 27, 2021	$990.3	$1,890.4

The increase in U.S. Restaurant sales during the thirteen weeks ended June 27, 2021 was primarily due to higher comparable restaurant sales from in-restaurant dining and strong retention of off-premises sales and the opening of 11 new restaurants not included in our comparable restaurant sales base. The increase in U.S. Restaurant sales was partially offset by the closure of 33 restaurants since March 29, 2020.

The increase in U.S. Restaurant sales during the twenty-six weeks ended June 27, 2021 was primarily due to higher comparable restaurant sales from in-restaurant dining and strong retention of off-premises sales and the opening of 11 new restaurants not included in our comparable restaurant sales base. The increase in U.S. Restaurant sales was partially offset by the closure of 38 restaurants since December 29, 2019.

Income (loss) from operations

U.S. Income from operations generated during the thirteen weeks ended June 27, 2021 as compared to Loss from operations during the thirteen weeks ended June 28, 2020 was primarily due to: (i) an increase in comparable restaurant sales, (ii) COVID-19 pandemic related asset impairment and closure charges during 2020, (iii) a decrease in off-premises related costs and (iv) lower advertising expense. These increases were partially offset by: (i) higher operating and utilities expense, (ii) the 2020 benefit of employee retention credits from relief pay, (iii) higher management bonus and (iv) higher incentive compensation.

U.S. Income from operations generated during the twenty-six weeks ended June 27, 2021 as compared to Loss from operations during the twenty-six weeks ended June 28, 2020 was primarily due to: (i) an increase in comparable restaurant sales, (ii) COVID-19 pandemic related charges during 2020, (iii) lower advertising expense, (iv) net relief pay in 2020 and (v) the impact of certain cost savings initiatives. These increases were partially offset by higher management bonus and higher operating and utilities expense.

International Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Revenues
Restaurant sales	$64,934	$39,494	$144,326	$150,842
Franchise and other revenues	9,374	1,885	12,537	4,377
Total revenues	$74,308	$41,379	$156,863	$155,219
Restaurant-level operating margin	3.2%	(21.8)%	9.3%	8.0%
Income (loss) from operations	$2,470	$(17,070)	$6,007	$(10,283)
Operating income (loss) margin	3.3%	(41.3)%	3.8%	(6.6)%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 28, 2020	$39.5	$150.8
Change from:
Comparable restaurant sales	20.5	(1.8)
Restaurant openings	6.2	13.9
Effect of foreign currency translation	(1.0)	(18.0)
Restaurant closures	(0.3)	(0.6)
For the periods ended June 27, 2021	$64.9	$144.3

The increase in international Restaurant sales during the thirteen weeks ended June 27, 2021 was primarily due to higher comparable restaurant sales principally attributable to the impact of the COVID-19 pandemic on fiscal year 2020 international Restaurant sales and the opening of 21 new restaurants not included in our comparable restaurant sales base.

The decrease in international Restaurant sales during the twenty-six weeks ended June 27, 2021 was primarily due to the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar partially offset by the opening of 24 new restaurants not included in our comparable restaurant sales base.

Income (loss) from operations

International Income from operations generated during the thirteen weeks ended June 27, 2021, as compared to Loss from operations during the thirteen weeks ended June 28, 2020, was primarily due to: (i) higher restaurant sales due to the reopening of restaurant dining rooms and increases in average check per person, (ii) favorable court rulings in Brazil related to value-added taxes recorded in other revenues and (iii) a decrease in off-premises related costs. These increases were partially offset by additional: (i) utilities, rent and operating expense, (ii) higher labor costs and (iii) commodity inflation.

International Income from operations generated during the twenty-six weeks ended June 27, 2021, as compared to Loss from operations during the twenty-six weeks ended June 28, 2020, was primarily due to: (i) higher restaurant sales from increases in average check per person and the reopening of restaurant dining rooms, (ii) lower labor costs and (iii) favorable court rulings in Brazil related to value-added taxes recorded in other revenues. These increases were partially offset by additional: (i) commodity inflation, (ii) utilities and operating expense and (iii) incremental off-premises related costs.

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

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
U.S.
Outback Steakhouse	$119	$58	$211	$174
Carrabba’s Italian Grill	12	6	22	17
Bonefish Grill	3	1	5	4
U.S. total	134	65	238	195
International
Outback Steakhouse-South Korea	72	56	146	110
Other	27	4	51	26
International total	99	60	197	136
Total franchise sales (1)	$233	$125	$435	$331
_____________________
(1)Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income (Loss).

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant-level operating margin - The following tables reconcile consolidated and segment Income (loss) from operations and the corresponding margins to Restaurant-level operating income (loss) and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Income (loss) from operations	$124,637	$(111,912)	$215,635	$(153,480)
Operating income (loss) margin	11.6%	(19.3)%	10.4%	(9.7)%
Less:
Franchise and other revenues	22,139	2,198	30,161	14,298
Plus:
Depreciation and amortization	40,539	45,784	81,765	94,052
General and administrative	66,462	55,487	123,710	140,289
Provision for impaired assets and restaurant closings	5,177	24,959	7,377	66,277
Restaurant-level operating income	$214,676	$12,120	$398,326	$132,840
Restaurant-level operating margin	20.3%	2.1%	19.6%	8.4%

U.S.	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Income (loss) from operations	$165,297	$(62,921)	$287,032	$(51,542)
Operating income (loss) margin	16.5%	(11.7)%	15.0%	(3.6)%
Less:
Franchise and other revenues	12,765	313	17,624	9,921
Plus:
Depreciation and amortization	33,579	37,308	67,224	74,948
General and administrative	22,953	18,343	44,045	49,223
Provision for impaired assets and restaurant closings	5,676	24,781	7,139	56,475
Restaurant-level operating income	$214,740	$17,198	$387,816	$119,183
Restaurant-level operating margin	21.7%	3.2%	20.5%	8.4%

International	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Income (loss) from operations	$2,470	$(17,070)	$6,007	$(10,283)
Operating income (loss) margin	3.3%	(41.3)%	3.8%	(6.6)%
Less:
Franchise and other revenues	9,374	1,885	12,537	4,377
Plus:
Depreciation and amortization	5,565	5,884	11,285	12,642
General and administrative	4,116	4,146	8,721	10,402
Provision for impaired assets and restaurant closings	(708)	296	(1)	3,640
Restaurant-level operating income (loss)	$2,069	$(8,629)	$13,475	$12,024
Restaurant-level operating margin	3.2%	(21.8)%	9.3%	8.0%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted restaurant-level operating margin - The following tables present the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	THIRTEEN WEEKS ENDED
	JUNE 27, 2021		JUNE 28, 2020
	REPORTED	ADJUSTED	REPORTED	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage costs	29.6%	29.6%	31.4%	31.2%
Labor and other related	28.0%	28.0%	35.7%	35.7%
Other restaurant operating	22.1%	22.1%	30.9%	30.4%

Restaurant-level operating margin	20.3%	20.3%	2.1%	2.7%

	TWENTY-SIX WEEKS ENDED
	JUNE 27, 2021		JUNE 28, 2020
	REPORTED	ADJUSTED	REPORTED	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage costs	29.7%	29.7%	31.8%	31.4%
Labor and other related	28.0%	28.0%	32.7%	32.7%
Other restaurant operating	22.7%	22.7%	27.0%	27.0%

Restaurant-level operating margin	19.6%	19.6%	8.4%	8.9%
_________________
(1)Includes unfavorable (favorable) adjustments recorded in Other restaurant operating expense (unless otherwise noted below) for the following activities, as described in the Adjusted income (loss) from operations, Adjusted net income (loss) and Adjusted diluted earnings (loss) per share table below for the periods indicated:

	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2020	JUNE 28, 2020
COVID-19 related costs (1)	$(3.7)	$(9.9)
Restaurant relocations, asset impairments and closing costs	—	2.7
	$(3.7)	$(7.2)
_________________
(1)Includes $1.2 million and $7.3 million of adjustments for the thirteen and twenty-six weeks ended June 28, 2020, respectively, recorded in Food and beverage costs.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted income (loss) from operations, Adjusted net income (loss) and Adjusted diluted earnings (loss) per share

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 27, 2021	JUNE 28, 2020	JUNE 27, 2021	JUNE 28, 2020
Income (loss) from operations	$124,637	$(111,912)	$215,635	$(153,480)
Operating income (loss) margin	11.6%	(19.3)%	10.4%	(9.7)%
Adjustments:
Legal and other matters (1)	(6,337)	—	(6,337)	178
COVID-19-related costs (2)	—	30,342	—	79,218
Severance and other transformational costs (3)	—	2,415	—	24,647
Restaurant relocations, asset impairments and closing costs (4)	—	—	—	(2,205)
Total income (loss) from operations adjustments	(6,337)	32,757	(6,337)	101,838
Adjusted income (loss) from operations	$118,300	$(79,155)	$209,298	$(51,642)
Adjusted operating income (loss) margin	11.0%	(13.7)%	10.2%	(3.3)%

Diluted net income (loss) attributable to common stockholders	$82,545	$(92,256)	$152,098	$(130,363)
Convertible senior notes if-converted method interest adjustment, net of tax (5)	—	—	691	—
Net income (loss) attributable to common stockholders	82,545	(92,256)	151,407	(130,363)
Adjustments:
Income (loss) from operations adjustments	(6,337)	32,757	(6,337)	101,838
Loss on extinguishment and modification of debt	2,073	—	2,073	—
Amortization of debt discount (6)	—	1,379	—	1,379
Total adjustments, before income taxes	(4,264)	34,136	(4,264)	103,217
Adjustment to provision for income taxes (7)	1,243	(6,474)	1,243	(28,469)
Redemption of preferred stock in excess of carrying value (8)	—	—	—	3,496
Net adjustments	(3,021)	27,662	(3,021)	78,244
Adjusted net income (loss)	$79,524	$(64,594)	$148,386	$(52,119)

Diluted earnings (loss) per share attributable to common stockholders (9)	$0.75	$(1.05)	$1.38	$(1.49)
Adjusted diluted earnings (loss) per share (9)(10)	$0.81	$(0.74)	$1.53	$(0.60)

Diluted weighted average common shares outstanding (9)	109,805	87,496	110,223	87,312
Adjusted diluted weighted average common shares outstanding (9)(10)	98,574	87,496	97,011	87,312
_________________
(1)The thirteen and twenty-six weeks ended June 27, 2021 includes the recognition of recoverable PIS and COFINS taxes, including accrued interest, within other revenues as a result of favorable court rulings in Brazil during the second quarter of 2021.
(2)Costs incurred in connection with the COVID-19 pandemic, primarily consisting of fixed asset and right-of-use asset impairments, restructuring charges, inventory obsolescence and spoilage, contingent lease liabilities and current expected credit losses. See Note 2 - COVID-19 Charges of the Notes to Consolidated Financial Statements for additional details regarding the impact of certain COVID-19 pandemic related charges on our financial results.
(3)Severance, professional fees and other costs incurred as a result of transformational and restructuring activities.
(4)Includes asset impairment charges and accelerated depreciation incurred in connection with our relocation program and a lease termination gain of $2.8 million.
(5)Adjustment for interest expense related to the 2025 Notes weighted for the portion of the period prior to our election under the 2025 Notes indenture to settle the principal portion of our 2025 Notes in cash. The calculation of adjusted diluted earnings per share excludes 2025 Notes interest adjustment.
(6)Amortization of the debt discount related to the issuance of the 2025 Notes. See Note 10 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for details.
(7)Income tax effect of the adjustments for the periods presented.
(8)Consideration paid in excess of the carrying value for the redemption of preferred stock of our Abbraccio subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
(9)Due to the GAAP net loss, the effect of dilutive securities was excluded from the calculation of GAAP diluted loss per share for the thirteen and twenty-six weeks ended June 28, 2020.
(10)For the twenty-six weeks ended June 27, 2021, adjusted diluted weighted average common shares outstanding was calculated assuming our February 2021 election to settle the principal portion of the 2025 Notes in cash was in effect for the entire period. For the thirteen and twenty-six weeks ended June 27, 2021, adjusted diluted weighted average common shares outstanding was calculated excluding the dilutive effect of 11,231 and 10,442 shares, respectively, to be issued upon conversion of the 2025 Notes to satisfy the amount in excess of the principal since the Convertible Note Hedge Transactions offset the dilutive impact of the shares underlying the 2025 Notes.

Liquidity and Capital Resources

LIQUIDITY

Cash flows generated from operating activities and availability under our revolving credit facility are our principal sources of liquidity, which we use for operating expenses, payments on our debt, remodeling or relocating older restaurants, obligations related to our deferred compensation plans and investment in technology.

Cash and Cash Equivalents - As of June 27, 2021, we had $101.3 million in cash and cash equivalents, of which $35.0 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of June 27, 2021, we had aggregate accumulated foreign earnings of approximately $38.8 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional U.S. federal income tax. These amounts are no longer considered indefinitely reinvested in our foreign subsidiaries.

Capital Expenditures - We estimate that our capital expenditures will total approximately $140 million to $150 million in 2021. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including raw material constraints and restrictions imposed by our borrowing arrangements. Under the Second Amended and Restated Credit Agreement, we are limited to $200.0 million of aggregate capital expenditures during the year ended December 26, 2021.

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY		FORMER CREDIT FACILITY				TOTAL CREDIT FACILITIES
(dollars in thousands)	TERM LOAN A	REVOLVING FACILITY	TERM LOAN A	REVOLVING FACILITY	2025 NOTES	2029 NOTES
Balance as of December 27, 2020	$—	$—	$425,000	$447,000	$230,000	$—	$1,102,000
2021 new debt	200,000	271,000	—	15,000	—	300,000	786,000
2021 payments	—	(137,000)	(425,000)	(462,000)	—	—	(1,024,000)
Balance as of June 27, 2021	$200,000	$134,000	$—	$—	$230,000	$300,000	$864,000

Weighted-average interest rate, as of June 27, 2021	2.59%	2.59%			5.00%	5.13%
Principal maturity date	April 2026	April 2026			May 2025	April 2029

As of June 27, 2021, we had $645.3 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $20.7 million.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
On August 2, 2021, we made a cash payment of $61.9 million to the Carrabba’s Founders in connection with the Royalty Termination Agreement detailed in Note 20 - Subsequent Events. This cash payment was funded primarily by borrowings on our revolving credit facility and the remainder from cash on hand.

2029 Notes - On April 16, 2021, we issued $300.0 million aggregate principal amount of senior unsecured notes due 2029. The 2029 Notes will mature on April 15, 2029, unless earlier redeemed or purchased by us. The 2029 Notes bear cash interest at an annual rate of 5.125% payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021.

The net proceeds from the 2029 Notes were approximately $294.5 million, after deducting the initial purchaser’s discount and our offering expenses. The net proceeds were used to repay a portion of our outstanding Term loan A and revolving credit facility in conjunction with the refinancing of our Former Credit Facility.

Second Amended and Restated Credit Agreement - On April 16, 2021, we and OSI, as co-borrowers, entered into the Second Amended and Restated Credit Agreement which provides for senior secured financing of up to $1.0 billion consisting of a $200.0 million Term loan A and an $800.0 million revolving credit facility. The Senior Secured Credit Facility matures on April 16, 2026 and replaced our Former Credit Facility financing of up to $1.5 billion.

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

Our Senior Secured Credit Facility contains mandatory prepayment requirements for Term loan A, including the requirement that we prepay outstanding amounts under these loans with 50% of our annual excess cash flow, as defined in the Second Amended and Restated Credit Agreement, commencing with the fiscal year ending December 25, 2022. The amount of outstanding loans required to be prepaid in accordance with the debt covenants may vary based on our CSSNLR and year end results. Other than the annual required minimum amortization premiums of $10.0 million, we do not anticipate any other payments will be required through June 26, 2022.

See Note 9 - Long-term Debt, Net for additional details regarding the 2029 Notes and Second Amended and Restated Credit Agreement.

As of June 27, 2021 and December 27, 2020, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 28, 2020
Net cash provided by (used in) operating activities	$283,182	$(3,313)
Net cash used in investing activities	(42,625)	(48,001)
Net cash (used in) provided by financing activities	(248,018)	169,655
Effect of exchange rate changes on cash and cash equivalents	128	(2,955)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,333)	$115,386

Operating activities - Net cash provided by operating activities during the twenty-six weeks ended June 27, 2021, as compared to net cash used in operating activities during the twenty-six weeks ended June 28, 2020, was primarily due to: (i) an increase in restaurant-level operating margin, (ii) timing of operational receipts and payments and (iii) a decrease in relief pay primarily due to the reopening of our restaurant dining rooms. These increases were partially offset by: (i) timing of collections of gift card receivables, (ii) deferral of payroll tax payments in 2020 as a result of the CARES Act, (iii) lower utilization of inventory on hand and (iv) cash paid to terminate interest rate swap agreements.

Investing activities - The decrease in net cash used in investing activities during the twenty-six weeks ended June 27, 2021 as compared to the twenty-six weeks ended June 28, 2020 was primarily due to higher proceeds from the disposal of property, fixtures and equipment and lower capital expenditures.

Financing activities - Net cash used in financing activities during the twenty-six weeks ended June 27, 2021, as compared to net cash provided by financing activities during the twenty-six weeks ended June 28, 2020, was primarily due to: (i) net repayments on our revolving credit facility during 2021 as compared to net borrowings during 2020, (ii) proceeds from the issuance of the 2025 Notes and related warrants during 2020 and (iii) net repayment of our Term loan A in conjunction with the refinance of our Senior Secured Credit Facility. These decreases were partially offset by: (i) proceeds from the issuance of the 2029 Notes, (ii) premium payments for Convertible Note Hedge Transactions during 2020, (iii) payment of cash dividends on our common stock during 2020 and (iv) proceeds from the exercise of stock-based compensation during 2021 as compared to payment of taxes from the exercise of stock-based compensation during 2020.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	JUNE 27, 2021	DECEMBER 27, 2020
Current assets	$247,063	$323,854
Current liabilities	913,456	950,104
Working capital (deficit)	$(666,393)	$(626,250)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $303.0 million and $381.6 million as of June 27, 2021 and December 27, 2020, respectively, and (ii) current operating lease liabilities of $177.8 million and $176.8 million as of June 27, 2021 and December 27, 2020, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
companies). We operate successfully with negative working capital because cash collected on restaurant sales are typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $21.3 million and $28.1 million as of June 27, 2021 and December 27, 2020, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or rabbi trust account for settlement of our obligations under the deferred compensation plans. The rabbi trust is funded through our voluntary contributions. The obligation for managing and chef partners’ deferred compensation was fully funded as of June 27, 2021.

Other Compensation Programs - Certain U.S. partners participate in a non-qualified long-term compensation program that we fund as the obligation for each participant becomes due.

DIVIDENDS AND SHARE REPURCHASES

We did not pay dividends or repurchase any shares of our outstanding common stock during the thirteen weeks ended June 27, 2021. The terms of our Second Amended and Restated Credit Agreement contain certain restrictions on cash dividends and share repurchases until after TNLR covenant compliance is met for the period ending September 26, 2021.

Following is a summary of our dividends and share repurchases from fiscal year 2015 through June 27, 2021:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2015	$29,332	$169,999	$199,331
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2018	33,312	113,967	147,279
Fiscal year 2019	35,734	106,992	142,726
Fiscal year 2020	17,480	—	17,480
First fiscal quarter 2021	—	—	—
Second fiscal quarter 2021	—	—	—
Total	$178,225	$973,581	$1,151,806

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the twenty-six weeks ended June 27, 2021 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposure to foreign currency exchange risk is primarily related to fluctuations in the Brazilian Real relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than Brazil. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. For the twenty-six weeks ended June 27, 2021, a 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues for our consolidated foreign entities by $16.8 million. The 10% change would not have had a material effect on Net income. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended June 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the thirteen weeks ended June 27, 2021 that were not registered under the Securities Act of 1933.

We did not repurchase any shares of our outstanding common stock during the thirteen weeks ended June 27, 2021.

Item 5. Other Information

2021 Short-Term Incentive Plan (“STIP”)

As previously disclosed, the Compensation Committee of the Board of Directors of the Company (the “Committee”) implemented a qualitative bonus design for the first-half of fiscal 2021, with an intention to implement a formal set of financial and/or strategic goals for the second-half of fiscal 2021 due to the uncertainty caused by the COVID-19 pandemic. The Committee’s qualitative review of the first-half reflects a strong emphasis on relative performance as compared to key competitors and will be based on the Company’s performance in navigating and recovering from the COVID-19 pandemic, the Company’s relative performance on year-over-year comparable sales growth when compared to casual dining competitors, and the Company’s progress on continued sustainable savings targets set for 2021. The first-half payout will be capped at 50% of the aggregate annual target amount, with the full amount earned if target performance is achieved.

On August 2, 2021, the Committee established the goals for the second half of fiscal 2021 and determined that it was appropriate to return to the metrics established under the Company’s pre-COVID STIP design, which was previously disclosed in the Company’s Proxy Statements on Schedule 14A filed on April 9, 2020 and March 30, 2021, and approved the following:

2021 Second-Half Metric	Weight
Adjusted Revenue Growth (2-year basis)	40%
Adjusted Operating Margin Expansion (2-year basis)	40%
Strategic Objective – Cost Savings	20%

The second-half payout will be capped at 100% of the aggregate annual target amount (100% of the second-half payout will be earned if target metrics are achieved and 200% of the second-half payout will be earned if maximum metrics are achieved). The full-year payout will be capped at 150% of the aggregate annual target amount. The 2021 STIP design, including the second-half metrics and weighting approved by the Committee, reflects the Company’s continued commitment to following a performance-based incentive compensation strategy and positions the Company for success in the second-half of fiscal 2021 and in the long-term. The Committee will evaluate the results of the 2021 STIP following completion of fiscal 2021, and as in all performance years, may apply positive or negative discretion in approving the final STIP payout.

BLOOMIN’ BRANDS, INC.

Carrabba’s Italian Grill Purchase and Sale of Royalty Payment Stream and Termination of Royalty Agreement

On August 2, 2021, Carrabba’s Italian Grill, LLC (“CIG”) and OSI Restaurant Partners, LLC (“OSI”), both of which are indirect, wholly-owned subsidiaries of the Company, entered into the Purchase and Sale of Royalty Payment Stream and Termination of Royalty Agreement (the “Royalty Termination Agreement”) by and among CIG, OSI, Mangia Beve, Inc. (“MBI”), Mangia Beve II, Inc. (“MBI II”), Original, Inc. (“Original”), Voss, Inc. (“Voss”), John C. Carrabba, III, (“Johnny Carrabba”), Damian C. Mandola (“Damian Mandola”) and John C. Carrabba, Jr. (“John C. Carrabba, Jr.”, and together with MBI, MBI II, Original, Voss, Johnny Carrabba, and Damian Mandola, the “Carrabba’s Founders”).

Pursuant to the Royalty Termination Agreement, the Royalty Agreement, dated April 1995, by and among CIG, OSI and the Carrabba’s Founders, as amended, and CIG’s obligation to pay future royalties on U.S. Carrabba’s Italian Grill restaurant sales and lump sum royalty fees on Carrabba’s Italian Grill restaurants opened outside the U.S. was terminated as of August 2, 2021. In addition, the Royalty Termination Agreement provides that each of CIG and the Carrabba’s Founders will accept and redeem Carrabba’s gift cards of the other party consistent with past practices and subject to certain conditions, confirms and acknowledges CIG’s sole and exclusive ownership of all intellectual property related to the Carrabba’s Italian Grill restaurant concept, and gives CIG a right of first refusal to acquire the two original Carrabba’s restaurants owned and operated by the Carrabba’s Founders subject to certain conditions and exceptions. CIG agreed to pay the Carrabba’s Founders Sixty-One Million Eight Hundred and Eighty Thousand Dollars (USD $61,880,000) in consideration of the Carrabba’s Founders’ entry into the Royalty Termination Agreement.

The foregoing summary of the Royalty Termination Agreement does not purport to be complete and is qualified in its entirety by the full text of the Royalty Termination Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

3.1	Third Amended and Restated Certificate of Incorporation	May 19, 2021 Form 8-K, Exhibit 3.1

4.1	Indenture, dated as of April 16, 2021, by and among Bloomin’ Brands, Inc., OSI Restaurant Partners, LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee	April 20, 2021 Form 8-K, Exhibit 4.1

4.2	Form of 5.125% Senior Notes due 2029	April 20, 2021 Form 8-K, Included as Exhibit A to Exhibit 4.1

10.1
Second Amended and Restated Credit Agreement, dated April 16, 2021, by and among Bloomin’ Brands, Inc., OSI Restaurant Partners, LLC, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative Agent
April 20, 2021 Form 8-K, Exhibit 10.1

10.2
Purchase and Sale of Royalty Payment Stream and Termination of Royalty Agreement dated August 2, 2021 by and among Carrabba’s Italian Grill, LLC, OSI Restaurant Partners, LLC Mangia Beve, Inc., Mangia Beve II, Inc., Original, Inc., Voss, Inc., John C. Carrabba, III, Damian C. Mandola and John C. Carrabba, Jr.
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

Date:	August 5, 2021	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Christopher Meyer
Christopher Meyer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]