Form 10-Q
period 2021-09-26
Bloomin' Brands, Inc.
filed 2021-11-03
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021
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

As of November 1, 2021, 89,249,167 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 26, 2021
(Unaudited)

	PART I — FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Financial Statements:

	Consolidated Balance Sheets — September 26, 2021 and December 27, 2020	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) — For the Thirteen and Thirty-Nine Weeks Ended September 26, 2021 and September 27, 2020	4

	Consolidated Statements of Changes in Stockholders’ Equity — For the Thirteen and Thirty-Nine Weeks Ended September 26, 2021 and September 27, 2020	5

	Condensed Consolidated Statements of Cash Flows — For the Thirty-Nine Weeks Ended September 26, 2021 and September 27, 2020	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	55

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6.	Exhibits	57

	Signature	58

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 26, 2021	DECEMBER 27, 2020
ASSETS
Current assets
Cash and cash equivalents	$76,337	$109,980
Restricted cash and cash equivalents	4,247	428
Inventories	72,433	61,928
Other current assets, net	87,642	151,518
Total current assets	240,659	323,854
Property, fixtures and equipment, net	852,105	887,687
Operating lease right-of-use assets	1,152,268	1,172,910
Goodwill	273,490	271,164
Intangible assets, net	456,058	459,983
Deferred income tax assets, net	161,903	153,883
Other assets, net	82,119	92,626
Total assets	$3,218,602	$3,362,107
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$157,410	$141,457
Accrued and other current liabilities	444,591	388,321
Unearned revenue	284,128	381,616
Current portion of long-term debt	11,086	38,710
Total current liabilities	897,215	950,104
Non-current operating lease liabilities	1,196,604	1,217,921
Long-term debt, net	828,065	997,770
Other long-term liabilities, net	130,382	185,355
Total liabilities	3,052,266	3,351,150
Commitments and contingencies (Note 19)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of September 26, 2021 and December 27, 2020	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 89,248,056 and 87,855,571 shares issued and outstanding as of September 26, 2021 and December 27, 2020, respectively	892	879
Additional paid-in capital	1,115,464	1,132,808
Accumulated deficit	(758,870)	(918,096)
Accumulated other comprehensive loss	(197,670)	(211,446)
Total Bloomin’ Brands stockholders’ equity	159,816	4,145
Noncontrolling interests	6,520	6,812
Total stockholders’ equity	166,336	10,957
Total liabilities and stockholders’ equity	$3,218,602	$3,362,107

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Revenues
Restaurant sales	$996,718	$766,487	$3,031,396	$2,338,985
Franchise and other revenues	13,745	4,773	43,906	19,071
Total revenues	1,010,463	771,260	3,075,302	2,358,056
Costs and expenses
Food and beverage costs	304,300	230,547	908,272	730,998
Labor and other related	290,246	246,861	859,883	761,667
Other restaurant operating	299,788	207,301	762,531	631,702
Depreciation and amortization	40,827	43,417	122,592	137,469
General and administrative	58,880	57,443	182,590	197,732
Provision for impaired assets and restaurant closings	1,585	(54)	8,962	66,223
Total costs and expenses	995,626	785,515	2,844,830	2,525,791
Income (loss) from operations	14,837	(14,255)	230,472	(167,735)
Loss on extinguishment and modification of debt	—	—	(2,073)	(237)
Other income (expense), net	5	1	26	(211)
Interest expense, net	(14,245)	(18,300)	(43,863)	(46,647)
Income (loss) before (benefit) provision for income taxes	597	(32,554)	184,562	(214,830)
(Benefit) provision for income taxes	(4,454)	(14,776)	24,827	(70,210)
Net income (loss)	5,051	(17,778)	159,735	(144,620)
Less: net income (loss) attributable to noncontrolling interests	1,602	(141)	4,879	(116)
Net income (loss) attributable to Bloomin’ Brands	3,449	(17,637)	154,856	(144,504)
Redemption of preferred stock in excess of carrying value	—	—	—	(3,496)
Net income (loss) attributable to common stockholders	$3,449	$(17,637)	$154,856	$(148,000)

Net income (loss)	$5,051	$(17,778)	$159,735	$(144,620)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,673	(4,095)	5,113	(41,202)
Unrealized (loss) gain on derivatives, net of tax	(153)	261	(323)	(14,631)
Reclassification of adjustments for loss on derivatives included in Net income (loss), net of tax	1,519	2,962	6,036	6,943
Amortization of terminated interest rate swaps, net of tax	1,479	—	2,950	—
Comprehensive income (loss)	9,569	(18,650)	173,511	(193,510)
Less: comprehensive income (loss) attributable to noncontrolling interests	1,602	(141)	4,879	(780)
Comprehensive income (loss) attributable to Bloomin’ Brands	$7,967	$(18,509)	$168,632	$(192,730)

Earnings (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.20)	$1.74	$(1.69)
Diluted	$0.03	$(0.20)	$1.42	$(1.69)
Weighted average common shares outstanding:
Basic	89,229	87,558	88,890	87,394
Diluted	107,783	87,558	109,410	87,394

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, June 27, 2021	89,211	$892	$1,109,904	$(762,319)	$(202,188)	$6,618	$152,907
Net income	—	—	—	3,449	—	1,602	5,051
Other comprehensive income, net of tax	—	—	—	—	4,518	—	4,518
Stock-based compensation	—	—	5,593	—	—	—	5,593
Common stock issued under stock plans (1)	37	—	(42)	—	—	—	(42)
Purchase of noncontrolling interests	—	—	9	—	—	(12)	(3)
Distributions to noncontrolling interests	—	—	—	—	—	(2,062)	(2,062)
Contributions from noncontrolling interests	—	—	—	—	—	374	374
Balance, September 26, 2021	89,248	$892	$1,115,464	$(758,870)	$(197,670)	$6,520	$166,336

Balance, December 27, 2020	87,856	$879	$1,132,808	$(918,096)	$(211,446)	$6,812	$10,957
Cumulative-effect from a change in accounting principle, net of tax	—	—	(47,323)	4,370	—	—	(42,953)
Net income	—	—	—	154,856	—	4,879	159,735
Other comprehensive income, net of tax	—	—	—	—	13,776	—	13,776
Stock-based compensation	—	—	20,100	—	—	—	20,100
Common stock issued under stock plans (1)	1,392	13	9,870	—	—	—	9,883
Purchase of noncontrolling interests	—	—	9	—	—	(12)	(3)
Distributions to noncontrolling interests	—	—	—	—	—	(6,203)	(6,203)
Contributions from noncontrolling interests	—	—	—	—	—	1,044	1,044
Balance, September 26, 2021	89,248	$892	$1,115,464	$(758,870)	$(197,670)	$6,520	$166,336

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, June 28, 2020	87,534	$875	$1,123,613	$(886,248)	$(217,130)	$8,088	$29,198
Net loss	—	—	—	(17,637)	—	(141)	(17,778)
Other comprehensive loss, net of tax	—	—	—	—	(872)	—	(872)
Stock-based compensation	—	—	2,712	—	—	—	2,712
Common stock issued under stock plans (1)	39	—	(179)	—	—	—	(179)
Distributions to noncontrolling interests	—	—	—	—	—	(745)	(745)
Contributions from noncontrolling interests	—	—	—	—	—	219	219
Balance, September 27, 2020	87,573	$875	$1,126,146	$(903,885)	$(218,002)	$7,421	$12,555

Balance, December 29, 2019	86,946	$869	$1,094,338	$(755,089)	$(169,776)	$7,139	$177,481
Cumulative-effect from a change in accounting principle, net of tax	—	—	—	(4,292)	—	—	(4,292)
Net loss	—	—	—	(144,504)	—	(116)	(144,620)
Other comprehensive loss, net of tax	—	—	—	—	(48,743)	(147)	(48,890)
Cash dividends declared, $0.20 per common share	—	—	(17,480)	—	—	—	(17,480)
Stock-based compensation	—		11,072	—	—	—	11,072
Consideration for preferred stock in excess of carrying value, net of tax	—	—	(3,496)	—	517	1,261	(1,718)
Common stock issued under stock plans (1)	627	6	(3,047)	—	—	—	(3,041)
Purchase of noncontrolling interests	—	—	(58)	—	—	1	(57)
Distributions to noncontrolling interests	—	—	—	—	—	(1,083)	(1,083)
Contributions from noncontrolling interests	—	—	—	—	—	366	366
Equity component value of convertible note issuance, net of tax of $650	—	—	64,367	—	—	—	64,367
Sale of common stock warrant	—	—	46,690	—	—	—	46,690
Purchase of convertible note hedge	—	—	(66,240)	—	—	—	(66,240)
Balance, September 27, 2020	87,573	$875	$1,126,146	$(903,885)	$(218,002)	$7,421	$12,555
________________
(1)Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020

Cash flows provided by operating activities:
Net income (loss)	$159,735	$(144,620)
Adjustments to reconcile Net income (loss) to cash provided by operating activities:
Depreciation and amortization	122,592	137,469
Amortization of debt discounts and issuance costs	3,441	6,504
Amortization of deferred gift card sales commissions	19,277	15,553
Provision for impaired assets and restaurant closings	8,962	66,223
Amortization of unrealized loss on terminated interest rate swaps	3,973	—
Non-cash operating lease costs	57,791	55,401
Provision for expected credit losses and contingent lease liabilities	937	7,420
Inventory obsolescence and spoilage	—	6,835
Stock-based and other non-cash compensation expense	20,100	11,072
Deferred income tax expense (benefit)	3,842	(80,201)
(Gain) loss on disposal of property, fixtures and equipment	(1,218)	1,055
Other, net	1,408	(2,223)
Change in assets and liabilities	(96,594)	(25,517)
Net cash provided by operating activities	304,246	54,971
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	7,052	2,088
Capital expenditures	(85,339)	(66,956)
Other investments, net	9,202	8,706
Net cash used in investing activities	$(69,085)	$(56,162)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020

Cash flows (used in) provided by financing activities:
Proceeds from issuance of long-term debt	$200,000	$—
Repayments of long-term debt and finance lease obligations	(428,364)	(19,798)
Proceeds from borrowings on revolving credit facilities	378,000	505,000
Repayments of borrowings on revolving credit facilities	(701,000)	(549,000)
Financing fees	(5,868)	(3,096)
Proceeds from issuance of senior notes	300,000	—
Proceeds from issuance of convertible senior notes	—	230,000
Proceeds from issuance of warrants	—	46,690
Purchase of convertible note hedge	—	(66,240)
Issuance costs related to senior notes	(5,546)	(8,416)
Proceeds (payments of taxes) from share-based compensation, net	9,883	(3,041)
Distributions to noncontrolling interests	(6,203)	(1,083)
Contributions from noncontrolling interests	1,044	366
Purchase of limited partnership and noncontrolling interests	(3)	(57)
Payments for partner equity plan	(7,135)	(12,517)
Cash dividends paid on common stock	—	(17,480)
Redemption of subsidiary preferred stock	—	(1,475)
Net cash (used in) provided by financing activities	(265,192)	99,853
Effect of exchange rate changes on cash and cash equivalents	207	(3,293)
Net (decrease) increase in cash, cash equivalents and restricted cash	(29,824)	95,369
Cash, cash equivalents and restricted cash as of the beginning of the period	110,408	67,145
Cash, cash equivalents and restricted cash as of the end of the period	$80,584	$162,514
Supplemental disclosures of cash flow information:
Cash paid for interest	$28,787	$35,425
Cash paid for income taxes, net of refunds	$23,449	$4,198
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$38,154	$12,971
Leased assets obtained in exchange for new finance lease liabilities	$1,229	$1,263
Increase (decrease) in liabilities from the acquisition of property, fixtures and equipment	$3,006	$(7,174)

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

In February 2021, the Company made an irrevocable election under the indenture to require the principal portion of its 2025 Notes to be settled in cash and any excess in shares. Following the irrevocable notice, only the amounts expected to be settled in excess of the principal are considered in diluted earnings per share under the if-converted method.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
2.    COVID-19 Charges

In March 2020, the Company temporarily closed all restaurant dining rooms in the U.S. to comply with state and local regulations in response to the COVID-19 pandemic (“COVID-19”). Following is a summary of charges recorded in connection with the COVID-19 pandemic for the period indicated (dollars in thousands):

CHARGES	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	THIRTY-NINE WEEKS ENDED
		SEPTEMBER 27, 2020
Inventory obsolescence and spoilage	Food and beverage costs	$6,748
Compensation for idle employees (1)	Labor and other related	28,243
Other operating charges	Other restaurant operating	2,467
Lease guarantee contingent liabilities (2)	General and administrative	4,188
Allowance for expected credit losses (3)	General and administrative	3,334
Other charges	General and administrative	2,624
Right-of-use asset impairment (4)	Provision for impaired assets and restaurant closings	25,740
Fixed asset impairment (4)	Provision for impaired assets and restaurant closings	31,727
Goodwill and other impairment (5)	Provision for impaired assets and restaurant closings	3,096
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

3.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Revenues
Restaurant sales	$996,718	$766,487	$3,031,396	$2,338,985
Franchise and other revenues
Franchise revenues	12,908	4,216	31,918	15,716
Other revenues (1)	837	557	11,988	3,355
Total Franchise and other revenues	13,745	4,773	43,906	19,071
Total revenues	$1,010,463	$771,260	$3,075,302	$2,358,056
________________
(1)The thirteen and thirty-nine weeks ended September 26, 2021 include an adjustment of $(3.2) million to reduce the Company’s initial recorded estimate and net $3.1 million benefit from the recognition of recoverable Program of Social Integration (“PIS”) and Contribution for the Financing of Social Security (“COFINS”) taxes, respectively, within other revenues in connection with favorable court rulings in Brazil regarding the calculation methodology and taxable base. The net amount recognized as a result of the favorable court rulings primarily represents refundable PIS and COFINS taxes for prior years, including accrued interest, and will be recovered by offsetting future PIS and COFINS taxes due.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following tables include disaggregation of Restaurant sales and franchise revenues, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 26, 2021		SEPTEMBER 27, 2020
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$523,142	$9,335	$443,286	$1,422
Carrabba’s Italian Grill	159,147	482	124,019	359
Bonefish Grill	134,603	169	100,410	44
Fleming’s Prime Steakhouse & Wine Bar	79,687	—	49,846	—
Other	2,211	3	1,845	—
U.S. total	898,790	9,989	719,406	1,825
International
Outback Steakhouse Brazil	74,020	—	32,485	—
Other (1)	23,908	2,919	14,596	2,391
International total	97,928	2,919	47,081	2,391
Total	$996,718	$12,908	$766,487	$4,216

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021		SEPTEMBER 27, 2020
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$1,649,433	$20,709	$1,320,524	$8,099
Carrabba’s Italian Grill	488,241	1,764	364,632	827
Bonefish Grill	410,613	473	299,226	184
Fleming’s Prime Steakhouse & Wine Bar	234,099	—	151,962	—
Other	6,756	3	4,718	—
U.S. total	2,789,142	22,949	2,141,062	9,110
International
Outback Steakhouse Brazil	178,178	—	148,078	—
Other (1)	64,076	8,969	49,845	6,606
International total	242,254	8,969	197,923	6,606
Total	$3,031,396	$31,918	$2,338,985	$15,716
________________
(1)Includes Restaurant sales for the Company’s Abbraccio concept in Brazil.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Other current assets, net
Deferred gift card sales commissions	$10,832	$19,300

Unearned revenue
Deferred gift card revenue	$274,204	$373,048
Deferred loyalty revenue	9,478	8,099
Deferred franchise fees - current	446	469
Total Unearned revenue	$284,128	$381,616

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,332	$4,301

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Balance, beginning of period	$12,548	$13,624	$19,300	$18,554
Deferred gift card sales commissions amortization	(4,841)	(3,961)	(19,277)	(15,553)
Deferred gift card sales commissions capitalization	3,698	3,068	12,494	10,534
Other	(573)	(146)	(1,685)	(950)
Balance, end of period	$10,832	$12,585	$10,832	$12,585

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Balance, beginning of period	$293,955	$279,973	$373,048	$358,757
Gift card sales	45,036	42,531	153,126	142,619
Gift card redemptions	(61,189)	(49,964)	(237,988)	(220,549)
Gift card breakage	(3,598)	(2,599)	(13,982)	(10,886)
Balance, end of period	$274,204	$269,941	$274,204	$269,941

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
4.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Impairment losses
U.S. (1)	$1,115	$332	$8,289	$55,045
International (1)(2)	28	—	180	3,468
Corporate (3)	19	32	257	6,193
Total impairment losses	1,162	364	8,726	64,706
Restaurant closure charges (benefits)
U.S. (1)	423	(418)	389	1,344
International (1)	—	—	(153)	173
Total restaurant closure charges (benefits)	423	(418)	236	1,517
Provision for impaired assets and restaurant closings	$1,585	$(54)	$8,962	$66,223
________________
(1)U.S. and international impairment and closure charges for the thirteen and thirty-nine weeks ended September 27, 2020 primarily relate to the COVID-19 pandemic, including charges related to the COVID-19 Restructuring discussed below. See Note 2 - COVID-19 Charges for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.
(2)Includes goodwill impairment charges of $2.0 million during the thirty-nine weeks ended September 27, 2020.
(3)Corporate impairment charges for the thirty-nine weeks ended September 27, 2020 primarily relate to transformational initiatives.

COVID-19 Restructuring - During the thirty-nine weeks ended September 27, 2020, the Company recognized pre-tax asset impairments and closure charges in connection with the closure of 22 restaurants and from the update of certain cash flow assumptions, including lease renewal considerations (the “COVID-19 Restructuring”). Following is a summary of the COVID-19 Restructuring charges recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the period indicated (dollars in thousands):

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	THIRTY-NINE WEEKS ENDED
DESCRIPTION		SEPTEMBER 27, 2020
Property, fixtures and equipment impairments	Provision for impaired assets and restaurant closings	$16,932
Lease right-of-use asset impairments and closing costs	Provision for impaired assets and restaurant closings	4,008
Severance and other expenses	General and administrative	1,021
		$21,961

The remaining impairment and closure charges during the periods presented resulted primarily from locations identified for closure.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accrued Facility Closure and Other Costs Rollforward - The following table is a rollforward of the Company’s closed facility lease liabilities and other accrued costs associated with closure and restructuring initiatives, for the period indicated:

THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021
Balance, beginning of the period	$12,879
Cash payments	(3,861)
Accretion	702
Adjustments	(484)
Balance, end of the period (1)	$9,236
________________
(1)As of September 26, 2021, the Company had exit-related accruals associated with closure and restructuring initiatives of $3.1 million recorded in Accrued and other current liabilities and $6.1 million recorded in Non-current operating lease liabilities on its Consolidated Balance Sheet.

5.    Earnings (Loss) Per Share

The dilutive effect of the 2025 Notes is calculated using the if-converted method which was required upon the Company’s adoption of ASU No. 2020-06. To the extent the Company has ability to settle its 2025 Notes in shares of its common stock, the principal and conversion spread on the 2025 Notes will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $11.89 per share of common stock. In February 2021, the Company provided the trustee of its 2025 Notes notice of the Company’s irrevocable election to settle the principal portion of the 2025 Notes in cash and any excess in shares. As a result, subsequent to the election, only the amounts in excess of the principal amount are considered in diluted earnings per share under the if-converted method.

In connection with the offering of the 2025 Notes, the Company entered into the Convertible Note Hedge Transactions and Warrant Transactions described in Note 11 - Convertible Senior Notes. However, the Convertible Note Hedge Transactions are not considered when calculating dilutive shares given their anti-dilutive impact as an offset to dilution of shares underlying the 2025 Notes. The Warrant Transactions have a dilutive effect on the Company’s common stock to the extent the price of its common stock exceeds the $16.64 strike price of the Warrant Transactions. See Note 11 - Convertible Senior Notes for additional information regarding the 2025 Notes, Convertible Note Hedge Transactions and Warrant Transactions.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents the computation of basic and diluted earnings (loss) per share attributable to common stockholders for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Net income (loss) attributable to Bloomin’ Brands	$3,449	$(17,637)	$154,856	$(144,504)
Redemption of preferred stock in excess of carrying value (1)	—	—	—	(3,496)
Net income (loss) attributable to common stockholders	3,449	(17,637)	154,856	(148,000)
Convertible senior notes if-converted method interest adjustment, net of tax (2)	—	—	460	—
Diluted net income (loss) attributable to common stockholders	$3,449	$(17,637)	$155,316	$(148,000)

Basic weighted average common shares outstanding	89,229	87,558	88,890	87,394

Effect of dilutive securities:
Stock options	864	—	913	—
Nonvested restricted stock units	286	—	380	—
Nonvested performance-based share units	—	—	31	—
Convertible senior notes (2)(3)	10,476	—	12,300	—
Warrants (3)	6,928	—	6,896	—
Diluted weighted average common shares outstanding	107,783	87,558	109,410	87,394

Basic earnings (loss) per share attributable to common stockholders	$0.04	$(0.20)	$1.74	$(1.69)
Diluted earnings (loss) per share attributable to common stockholders	$0.03	$(0.20)	$1.42	$(1.69)
________________
(1)Consideration paid in excess of carrying value for the redemption of its Abbraccio preferred stock is considered a deemed dividend and, for purposes of calculating earnings per share, reduces net income attributable to common stockholders for the thirty-nine weeks ended September 27, 2020. See Note 13 - Stockholders’ Equity for additional details.
(2)Adjustment for interest related to the 2025 Notes weighted for the portion of the period prior to the Company’s election under the 2025 Notes indenture to settle the principal portion of its 2025 Notes in cash. Effective with the Company’s election, there will be no further numerator adjustments for interest or denominator adjustments for shares required to settle the principal portion.
(3)Due to the Company’s net loss during the thirteen and thirty-nine weeks ended September 27, 2020, dilutive excess shares, if applicable, and warrants were excluded from the computation of diluted earnings per share as their effect would be antidilutive.

Share-based compensation-related weighted-average securities outstanding not included in the computation of net earnings (loss) per share attributable to common stockholders because their effect was antidilutive were as follows, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(shares in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Stock options	—	5,381	455	5,133
Nonvested restricted stock units	77	797	53	813
Nonvested performance-based share units	376	628	424	595

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
6.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Stock options	$495	$992	$1,829	$2,862
Restricted stock units	2,043	2,303	6,373	6,326
Performance-based share units (1)	3,026	(588)	11,813	1,804
	$5,564	$2,707	$20,015	$10,992
________________
(1)The thirty-nine weeks ended September 26, 2021 includes a cumulative life-to-date adjustment for PSUs granted in fiscal years 2019, 2020 and 2021 based on revised Company performance projections of performance criteria set forth in the award agreements.

In February 2021, the Company granted 0.3 million performance-based share units (“PSUs”). These PSUs maintain a three-year cliff vesting period and the underlying adjusted diluted earnings per share performance metric can range from zero to 200% of the annual target grant. The grants additionally include a Relative Total Shareholder Return (“Relative TSR”) modifier to the final payout outcome, which can adjust the payout by 75%, 100% or 125% of the achieved performance metric, with the overall payout capped at 200% of the annual target grant. The Relative TSR is measured by comparing the Company’s Relative TSR to that of the constituents of the S&P 1500 Restaurants index. The fair value of PSUs granted was estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and was applied to the trading price of the Company’s common stock on the date of the grant. Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the period indicated:

THIRTY-NINE WEEKS ENDED
SEPTEMBER 26, 2021
Assumptions:
Risk-free interest rate (1)	0.20%
Volatility (2)	48.45%

Grant date fair value per unit (3)	$29.73
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Based on the historical volatility of the Company’s stock over the last seven years.
(3)Represents a 14.3% premium above the per share value of the Company’s common stock as of the grant date.

The following represents unrecognized stock-based compensation expense and the remaining weighted-average vesting period as of September 26, 2021:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED-AVERAGE VESTING PERIOD (in years)
Stock options	$1,061	0.7
Restricted stock units	$11,663	1.9
Performance-based share units	$20,862	1.5

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
7.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Prepaid expenses	$22,944	$12,148
Accounts receivable - gift cards, net (1)	8,491	76,808
Accounts receivable - vendors, net (1)	8,568	8,886
Accounts receivable - franchisees, net (1)	1,658	1,007
Accounts receivable - other, net (1)	15,775	16,782
Deferred gift card sales commissions	10,832	19,300
Assets held for sale	1,374	3,831
Other current assets, net	18,000	12,756
	$87,642	$151,518
________________
(1)See Note 17 - Allowance for Expected Credit Losses for a rollforward of the related allowance for expected credit losses.

8.    Other Assets, Net

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Company-owned life insurance (1)	$33,799	$44,814
Deferred debt issuance costs (2)	6,200	4,694
Liquor licenses	23,296	24,250
Other assets	18,824	18,868
	$82,119	$92,626
________________
(1)During the thirty-nine weeks ended September 26, 2021, the Company withdrew $9.1 million from its Company-owned life insurance policies to pay deferred compensation obligations.
(2)Net of accumulated amortization of $8.2 million and $9.0 million as of September 26, 2021 and December 27, 2020, respectively.

9.    Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Accrued rent and current operating lease liabilities	$184,240	$192,369
Accrued payroll and other compensation (1)	126,306	79,291
Accrued insurance	21,412	20,648
Other current liabilities (2)	112,633	96,013
	$444,591	$388,321
________________
(1)During the thirty-nine weeks ended September 26, 2021, the Company reclassified $27.3 million of payroll taxes deferred under the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”) to current.
(2)During the thirty-nine weeks ended September 26, 2021, other current liabilities increased primarily due to an $8.7 million increase in accrued interest related to the 2029 Notes. See Note 10 - Long-term Debt, Net for details regarding the 2029 Notes.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
10.    Long-term Debt, Net

Following is a summary of outstanding long-term debt, as of the periods indicated:

	SEPTEMBER 26, 2021		DECEMBER 27, 2020
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$197,500	2.58%	$—
Revolving credit facility (1)	124,000	2.69%	—
Total Senior Secured Credit Facility	321,500		—
Former Credit Facility:
Term loan A (1)	—		425,000	2.88%
Revolving credit facility (1)	—		447,000	2.88%
Total Former Credit Facility	—		872,000
2025 Notes (2)	230,000	5.00%	230,000	5.00%
2029 Notes	300,000	5.13%	—
Finance lease liabilities	2,704		2,405
Less: unamortized debt discount and issuance costs (3)	(14,871)		(67,704)
Less: finance lease interest	(182)		(221)
Total debt, net	839,151		1,036,480
Less: current portion of long-term debt	(11,086)		(38,710)
Long-term debt, net	$828,065		$997,770
________________
(1)Interest rate represents the weighted-average interest rate as of the respective periods.
(2)See Note 11 - Convertible Senior Notes for details regarding the 2025 Notes and related hedge and warrant transactions.
(3)In connection with the adoption of ASU No. 2020-06, debt discount of $59.9 million related to the 2025 Notes was de-recognized and $2.1 million of equity issuance costs were reclassified as debt issuance costs during the thirty-nine weeks ended September 26, 2021.

2029 Notes - On April 16, 2021, the Company and its wholly-owned subsidiary OSI Restaurant Partners, LLC (“OSI”), as co-issuers, issued $300.0 million aggregate principal amount of senior unsecured notes due 2029 (the “2029 Notes”).

The 2029 Notes were issued pursuant to an Indenture, dated April 16, 2021 (the “Indenture”), by and among the Company, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee. The 2029 Notes are guaranteed by each of the Company’s existing and future domestic restricted subsidiaries (other than OSI) that are guarantors or borrowers under its Senior Secured Credit Facility (as defined below) or certain other indebtedness. The 2029 Notes mature on April 15, 2029, unless earlier redeemed or purchased by the Company. The 2029 Notes bear cash interest at an annual rate of 5.125% payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
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

Fees on letters of credit and daily unused availability under the revolving credit facility are 150 to 250 basis points and 25 to 40 basis points, respectively.

The following is a summary of required quarterly amortization payments for the Term loan A (dollars in thousands):

SCHEDULED QUARTERLY PAYMENT DATES	TERM LOAN A
December 26, 2021 through June 30, 2024	$2,500
September 29, 2024 through June 29, 2025	$3,750
September 28, 2025 and December 28, 2025	$5,000

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

Total Net Leverage Ratio (“TNLR”) is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net of cash, excluding the 2025 Notes) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement requires a TNLR not to exceed 4.50 to 1.00. Seasonally annualized Consolidated EBITDA for the quarterly period ended September 26, 2021 was calculated as Consolidated EBITDA for the three consecutive quarters ending September 26, 2021 divided by 77.0%.

The Second Amended and Restated Credit Agreement limits, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: incur additional indebtedness; make significant payments; sell assets; pay dividends and other restricted payments; make certain investments; acquire certain assets; effect mergers and similar transactions; and effect certain other transactions with affiliates. The Company is also limited to $200.0 million of aggregate capital expenditures during the year ended December 26, 2021. The Second Amended and Restated Credit Agreement also prohibited the Company from paying certain dividends and making certain restricted payments and acquisitions until the Company was in compliance with its TNLR covenant for the period ended September 26, 2021.

As of September 26, 2021 and December 27, 2020, the Company was in compliance with its debt covenants.

Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of the period indicated:

(dollars in thousands)	SEPTEMBER 26, 2021
Year 1	$11,110
Year 2	10,757
Year 3	11,826
Year 4	246,424
Year 5	274,087
Thereafter	300,000
Total payments	854,204
Less: unamortized debt discount and issuance costs	(14,871)
Less: finance lease interest	(182)
Total principal payments	$839,151

Deferred Financing Fees - During the thirty-nine weeks ended September 26, 2021, the Company deferred $5.5 million and $5.9 million of financing costs incurred in connection with the 2029 Notes and Second Amended Credit Agreement, respectively. Deferred financing fees of $3.7 million associated with the revolving credit facility portion of the Second Amended Credit Agreement were recorded in Other assets, net and all other deferred financing fees were recorded in Long-term debt, net.

11.    Convertible Senior Notes

2025 Notes - In May 2020, the Company completed a $230.0 million principal amount private offering of 5.00% convertible senior notes due in 2025. The 2025 Notes are governed by the terms of an indenture between the Company and Wells Fargo Bank, National Association, as the Trustee. The 2025 Notes mature on May 1, 2025, unless earlier converted, redeemed or purchased by the Company. The 2025 Notes bear cash interest at an annual rate of 5.00%, payable semi-annually in arrears on May 1 and November 1 of each year. Net proceeds from the

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
2025 Notes offering were approximately $221.6 million, after deducting the initial purchaser’s discounts and commissions and the Company’s offering expenses.

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

The 2025 Notes will be redeemable by the Company, in whole or in part, at the Company’s option at any time, and from time to time, on or after May 1, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on: (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any of the 2025 Notes for redemption will constitute a make-whole fundamental change with respect to that note, in which case the conversion rate applicable to the conversion of the 2025 Notes will be increased in certain circumstances if it is converted after it is called for redemption.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Long-term debt, net
Principal	$230,000	$230,000
Less: debt discount (1)	—	(59,862)
Less: debt issuance costs (1)(2)	(6,296)	(5,427)
Net carrying amount	$223,704	$164,711
Equity component (1)	$—	$64,367
________________
(1)In connection with the adoption of ASU No. 2020-06, debt discount and the equity component of the 2025 Notes were de-recognized and $2.1 million of issuance costs that were previously allocated to the equity component were reclassified as debt issuance costs during the thirty-nine weeks ended September 26, 2021.
(2)Debt issuance costs are amortized to Interest expense, net using the effective interest method over the 2025 Notes’ expected life.

Following is a summary of interest expense for the 2025 Notes, by component, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Coupon interest	$2,875	$2,875	$8,625	$4,568
Deferred discount amortization	—	2,407	—	3,786
Deferred issuance cost amortization	392	215	1,159	343
Total interest expense (1)	$3,267	$5,497	$9,784	$8,697
________________
(1)The effective rate of the 2025 Notes over their expected life was 5.85% for the thirteen and thirty-nine weeks ended September 26, 2021 and 13.73% for the thirteen and thirty-nine weeks ended September 27, 2020.

Based on the daily closing prices of the Company’s stock during the quarter ended September 26, 2021, holders of the 2025 Notes are eligible to convert their 2025 Notes during the fourth quarter of 2021. In February 2021, the Company provided the trustee of the 2025 Notes notice of its irrevocable election under the 2025 Notes indenture to settle the principal portion of the 2025 Notes upon conversion in cash and any excess in shares.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
12.    Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Accrued insurance liability	$31,422	$32,128
Chef and Restaurant Managing Partner deferred compensation obligations	18,413	32,306
Deferred payroll tax liabilities (1)	27,302	55,204
Other long-term liabilities (2)	53,245	65,717
	$130,382	$185,355
_______________
(1)During the thirty-nine weeks ended September 26, 2021, the Company reclassified $27.3 million of payroll taxes deferred under the CARES Act to current.
(2)The Company’s hedge liability decreased by $13.7 million during the thirty-nine weeks ended September 26, 2021 primarily from the termination of certain interest rate swaps. See Note 14 - Derivative Instruments and Hedging Activities for additional details.

13.    Stockholders’ Equity

Redeemable Preferred Stock - In connection with the development of its Abbraccio Cucina Italiana (“Abbraccio”) concept in 2015, the Company sold preferred shares of its Abbraccio concept (“Abbraccio Shares”) to certain investors. During the thirteen weeks ended March 29, 2020, the Company exercised a call option to purchase all outstanding Abbraccio Shares for $1.0 million and recorded a reduction to Accumulated deficit and an increase in Net loss applicable to common stockholders of $3.5 million for the consideration paid in excess of the Abbraccio Shares’ carrying value.

Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Foreign currency translation adjustment	$(183,770)	$(188,883)
Unrealized loss on derivatives, net of tax	(13,900)	(22,563)
Accumulated other comprehensive loss	$(197,670)	$(211,446)

Following are the components of Other comprehensive income (loss) attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Foreign currency translation adjustment	$1,673	$(4,095)	$5,113	$(40,538)

Unrealized (loss) gain on derivatives, net of tax (1)	(153)	261	(323)	(14,631)
Reclassification of adjustments for loss on derivatives included in Net income (loss), net of tax (2)	1,519	2,962	6,036	6,943
Amortization of terminated interest rate swaps, net of tax	1,479	—	2,950	—
Total unrealized gain (loss) on derivatives, net of tax	2,845	3,223	8,663	(7,688)
Other comprehensive income (loss) attributable to Bloomin’ Brands	$4,518	$(872)	$13,776	$(48,226)
________________
(1)Unrealized loss on derivatives is net of tax of $5.1 million for the thirty-nine weeks ended September 27, 2020.
(2)Reclassifications of adjustments for loss on derivatives are net of tax. See Note 14 - Derivative Instruments and Hedging Activities for the tax impact of reclassifications.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
14.    Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk - In October 2018, the Company entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of the Company’s variable rate debt. The swap agreements had an aggregate notional amount of $550.0 million and mature on November 30, 2022. Under the terms of the swap agreements, the Company pays a weighted-average fixed rate of 3.04% on the notional amount and receives payments from the counterparty based on the one-month LIBOR rate.

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

The Company’s swap agreements have been designated and qualify as cash flow hedges, are recognized on its Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. As of September 26, 2021, the Company estimated $16.1 million will be reclassified to Interest expense, net over the next 12 fiscal months, including interest expense related to the terminated swap agreements discussed above.

The following table presents the fair value and classification of the Company’s swap agreements, as of the periods indicated:

(dollars in thousands)	SEPTEMBER 26, 2021	DECEMBER 27, 2020	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$7,502	$14,855	Accrued and other current liabilities
Interest rate swaps - liability	1,917	15,640	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$9,419	$30,495

Accrued interest	$609	$1,237	Accrued and other current liabilities
____________________
(1)See Note 16 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the swap agreements on Net income (loss) for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Interest rate swap expense recognized in Interest expense, net	$(2,045)	$(3,991)	$(8,127)	$(9,353)
Income tax benefit recognized in (Benefit) provision for income taxes	526	1,029	2,091	2,410
Total effects on Net income (loss)	$(1,519)	$(2,962)	$(6,036)	$(6,943)

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 26, 2021, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
As of September 26, 2021 and December 27, 2020, the fair value of the Company’s interest rate swaps was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $10.1 million and $32.2 million, respectively. As of September 26, 2021 and December 27, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 26, 2021 and December 27, 2020, it could have been required to settle its obligations under the agreements at their termination value of $10.1 million and $32.2 million, respectively.

15.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,152,268	$1,172,910
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	2,349	1,947
Total lease assets, net		$1,154,617	$1,174,857

Current operating lease liabilities (2)	Accrued and other current liabilities	$178,563	$176,791
Current finance lease liabilities	Current portion of long-term debt	1,087	1,210
Non-current operating lease liabilities (3)	Non-current operating lease liabilities	1,195,996	1,216,666
Non-current finance lease liabilities	Long-term debt, net	1,435	974
Total lease liabilities		$1,377,081	$1,395,641
________________
(1)Net of accumulated amortization of $3.1 million and $2.3 million as of September 26, 2021 and December 27, 2020, respectively.
(2)Excludes COVID-19-related deferred rent accruals of $2.1 million and $12.8 million as of September 26, 2021 and December 27, 2020, respectively, and accrued contingent percentage rent of $3.6 million and $2.7 million, as of September 26, 2021 and December 27, 2020, respectively.
(3)Excludes COVID-19-related non-current deferred rent accruals of $0.6 million and $1.2 million as of September 26, 2021 and December 27, 2020, respectively.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)		SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Operating leases (1)	Other restaurant operating	$44,807	$45,341	$133,362	$133,999
Variable lease cost (2)	Other restaurant operating	1,574	(1,677)	3,082	(1,603)
Finance leases:
Amortization of leased assets	Depreciation and amortization	280	328	800	985
Interest on lease liabilities	Interest expense, net	34	37	101	120
Sublease revenue	Franchise and other revenues	(3,276)	(409)	(6,936)	(2,195)
Lease costs, net		$43,419	$43,620	$130,409	$131,306
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.2 million and $3.6 million for the thirteen weeks ended September 26, 2021 and September 27, 2020, respectively, and $9.9 million and $10.4 million for the thirty-nine weeks ended September 26, 2021 and September 27, 2020, respectively, which is included in General and administrative expense. Also excludes certain immaterial supply chain related rent expense included in Food and beverage costs.
(2)Includes COVID-19-related rent abatement for all periods presented.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a summary of other impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$155,661	$127,642

16.    Fair Value Measurements

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	SEPTEMBER 26, 2021			DECEMBER 27, 2020
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$7,973	$7,973	$—	$15,404	$15,404	$—
Money market funds	10,308	10,308	—	16,494	16,494	—
Restricted cash equivalents:
Money market funds	4,247	4,247	—	428	428	—
Total asset recurring fair value measurements	$22,528	$22,528	$—	$32,326	$32,326	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$7,502	$—	$7,502	$14,855	$—	$14,855
Other long-term liabilities:
Derivative instruments - interest rate swaps	1,917	—	1,917	15,640	—	15,640
Total liability recurring fair value measurements	$9,419	$—	$9,419	$30,495	$—	$30,495

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments	The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of September 26, 2021 and December 27, 2020, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

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

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021		SEPTEMBER 27, 2020
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$—	$—	$1,182	$75
Operating lease right-of-use assets (1)	7,651	1,466	70,841	23,567
Property, fixtures and equipment (2)	8,928	7,260	27,978	38,381
Goodwill and other assets (3)	—	—	748	2,683
	$16,579	$8,726	$100,749	$64,706
____________________
(1)Asset carrying values measured using discounted cash flow models (Level 3).
(2)Carrying values measured using Level 2 inputs to estimate fair value totaled $2.2 million for the thirty-nine weeks ended September 27, 2020. All other assets were valued using Level 3 inputs. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value.
(3)Other assets generally measured using the quoted market value of comparable assets (Level 2).

See Note 4 - Impairments and Exit Costs for information regarding impairment charges resulting from the fair value measurement performed on a nonrecurring basis during the thirty-nine weeks ended September 27, 2020. Projected future cash flows, including discount rate and growth rate assumptions, are derived from then current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

The following table presents quantitative information related to certain unobservable inputs used in the Company’s Level 3 fair value measurements of Operating lease right-of-use assets and Property, fixtures and equipment for the impairment losses incurred during the period indicated:

	THIRTY-NINE WEEKS ENDED
UNOBSERVABLE INPUTS	SEPTEMBER 27, 2020
Weighted-average cost of capital	10.4%	to	11.3%
Long-term growth rate	1.5%	to	2.0%

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	SEPTEMBER 26, 2021		DECEMBER 27, 2020
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior Secured Credit Facility:
Term loan A	$197,500	$192,809	$—	$—
Revolving credit facility	$124,000	$119,390	$—	$—
Former Credit Facility:
Term loan A	$—	$—	$425,000	$412,250
Revolving credit facility	$—	$—	$447,000	$419,612
2025 Notes	$230,000	$541,719	$230,000	$413,818
2029 Notes	$300,000	$314,001	$—	$—

17.    Allowance for Expected Credit Losses

The following table is a rollforward of the Company’s trade receivables allowance for expected credit losses for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Allowance for expected credit losses, beginning of period	$3,989	$4,566	$4,095	$199
Adjustment for adoption of ASU No. 2016-13	—	—	—	1,018
Provision for expected credit losses (1)	—	2	—	3,351
Charge-off of accounts	(2)	(29)	(108)	(29)
Allowance for expected credit losses, end of period	$3,987	$4,539	$3,987	$4,539
________________
(1)In March 2020, the Company fully reserved substantially all of its outstanding franchise receivables in response to the economic impact of the COVID-19 pandemic. See Note 2 - COVID-19 Charges for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.

The Company is also exposed to credit losses from off-balance sheet lease guarantees primarily related to the divestiture of certain formerly Company-owned restaurant sites. See Note 19 - Commitments and Contingencies for details regarding these lease guarantees.

18.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Income (loss) before (benefit) provision for income taxes	$597	$(32,554)	$184,562	$(214,830)
(Benefit) provision for income taxes	$(4,454)	$(14,776)	$24,827	$(70,210)
Effective income tax rate	(NM)	45.4%	13.5%	32.7%
________________
NM    Not meaningful.

For the thirteen weeks ended September 26, 2021, the benefit for income taxes includes the impact of changes to the estimate of the forecasted full-year effective tax rate relative to prior quarters in 2021. The benefit of FICA tax credits on certain employees’ tips reduced the effective tax rate as a result of forecasted pre-tax income. For the

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
thirteen weeks ended September 27, 2020, the benefit of FICA tax credits on certain employees’ tips increased the effective tax rate as a result of forecasted pre-tax book loss.

The effective income tax rate for the thirty-nine weeks ended September 26, 2021 decreased by 19.2 percentage points as compared to the thirty-nine weeks ended September 27, 2020. The decrease was primarily due to the benefit of FICA tax credits on certain employees’ tips reducing the effective tax rate in 2021 as a result of forecasted pre-tax book income as compared to increasing the effective tax rate in 2020 as a result of forecasted pre-tax book loss.

As of December 27, 2020, the Company had $155.3 million in general business tax credit carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. The Company expects to increase its general business credit carryforwards in 2021 by approximately $5 million to $10 million. The Company currently expects to utilize these tax credit carryforwards within a 10-year period. However, the Company’s ability to utilize these tax credits could be adversely impacted by, among other items, a future ownership change as defined under Section 382 of the Internal Revenue Code.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for the thirty-nine weeks ended September 26, 2021 was lower than the statutory rate primarily due to the benefit of FICA tax credits on certain employees’ tips.

19.    Commitments and Contingencies

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

The Company’s legal proceedings range from cases brought by a single plaintiff to threatened class actions with many putative class members. While some matters pending against the Company specify the damages claimed by the plaintiff or class, many seek unspecified amounts or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated, unsupported or unrelated to possible outcomes, and as such, are not meaningful indicators of the Company’s potential liability or financial exposure. As a result, some matters have not yet progressed sufficiently through discovery or development of important factual information and legal issues to enable the Company to estimate an amount of loss or a range of possible loss.

The Company recorded reserves of $6.3 million and $4.6 million for certain of its outstanding legal proceedings as of September 26, 2021 and December 27, 2020, respectively, within Accrued and other current liabilities and Other long-term liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

The Company intends to defend itself in legal matters. Some of these matters may be covered, at least in part, by insurance if they exceed specified retention or deductible amounts. However, it is possible that claims may be denied by the Company’s insurance carriers, the Company may be required by its insurance carriers to contribute to the payment of claims, or the Company’s insurance coverage may not continue to be available on acceptable terms or in sufficient amounts. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company believes that the ultimate determination of liability in connection with

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
legal claims pending against the Company, if any, in excess of amounts already provided for such matters in the consolidated financial statements, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position. However, it is possible that the Company’s business, results of operations, liquidity, or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of September 26, 2021, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $25.9 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of September 26, 2021 was approximately $21.2 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. As of September 26, 2021, the Company’s recorded contingent lease liability was $8.8 million.

Royalty Termination - On August 2, 2021, wholly-owned subsidiaries of the Company entered into the Purchase and Sale of Royalty Payment Stream and Termination of Royalty Agreement (the “Royalty Termination Agreement”) with the Carrabba’s Italian Grill founders (the “Carrabba’s Founders”), pursuant to which the Company’s obligation to pay future royalties on U.S. Carrabba’s Italian Grill restaurant sales and lump sum royalty fees on Carrabba’s Italian Grill (and Abbraccio) restaurants opened outside the U.S. was terminated. Upon execution of the Royalty Termination Agreement, the Company made a cash payment of $61.9 million to the Carrabba’s Founders, which was recorded in Other restaurant operating expense in its Consolidated Statements of Operations and Comprehensive Income (Loss) during the thirteen weeks ended September 26, 2021.

20.    Segment Reporting

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a summary of Total revenues by segment, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Total revenues
U.S.	$912,733	$721,738	$2,820,709	$2,153,315
International	97,730	49,522	254,593	204,741
Total revenues	$1,010,463	$771,260	$3,075,302	$2,358,056

The following table is a reconciliation of Segment income (loss) from operations to Income (loss) before (benefit) provision for income taxes, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Segment income (loss) from operations
U.S.	$47,294	$29,574	$334,326	$(21,968)
International	1,412	(7,926)	7,419	(18,209)
Total segment income (loss) from operations	48,706	21,648	341,745	(40,177)
Unallocated corporate operating expense (1)	(33,869)	(35,903)	(111,273)	(127,558)
Total income (loss) from operations	14,837	(14,255)	230,472	(167,735)
Loss on extinguishment and modification of debt	—	—	(2,073)	(237)
Other income (expense), net	5	1	26	(211)
Interest expense, net	(14,245)	(18,300)	(43,863)	(46,647)
Income (loss) before (benefit) provision for income taxes	$597	$(32,554)	$184,562	$(214,830)
____________________
(1)The thirteen and thirty-nine weeks ended September 27, 2020 include $4.2 million and $28.8 million, respectively, of charges that were not allocated to the Company’s segments related to its transformational initiatives, primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings.

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Depreciation and amortization
U.S.	$33,422	$35,056	$100,645	$110,004
International	5,842	5,672	17,128	18,314
Corporate	1,563	2,689	4,819	9,151
Total depreciation and amortization	$40,827	$43,417	$122,592	$137,469

The following table is a summary of capital expenditures by segment for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Capital expenditures
U.S.	$74,076	$45,094
International	8,985	12,567
Corporate	6,513	3,384
Total capital expenditures	$89,574	$61,045

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

(iii)Minimum wage increases, additional mandated employee benefits and fluctuations in the cost and availability of employees;

(iv)Fluctuations in the price and availability of commodities;

(v)Our ability to compete in the highly competitive restaurant industry with many well-established competitors and new market entrants;

(vi)Economic conditions and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(vii)Our ability to recruit and retain high-quality leadership, restaurant-level management and team members;

(viii)Our ability to preserve and grow the reputation and value of our brands, particularly in light of changes in consumer engagement with social media platforms and limited control with respect to the operations of our franchisees;

(ix)Our ability to protect our information technology systems from interruption or security breach, including cyber security threats, and to protect consumer data and personal employee information;

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 26, 2021, we owned and operated 1,159 restaurants and franchised 325 restaurants across 47 states, Guam and 19 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.
Financial Highlights

Our financial highlights for the thirteen weeks ended September 26, 2021 (“third quarter of 2021”) include the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 25.5% and 18.3%, respectively, relative to the third quarter of 2020, and 9.5% and 6.0%, respectively, relative to the third quarter of 2019;
•Increase in Total revenues of 31.0%, as compared to the third quarter of 2020, and 4.5%, as compared to the third quarter of 2019;
•A $61.9 million charge to Other restaurant operating expense in connection with the Carrabba’s Italian Grill Royalty Termination Agreement, an impact of 6.2% on restaurant-level operating margin;
•Restaurant-level operating margin of 10.3%, as compared to 10.7% and 12.9% for the third quarters of 2020 and 2019, respectively;
•Income (loss) from operations of $14.8 million, as compared to $(14.3) million and $22.0 million in the third quarters of 2020 and 2019, respectively; and
•Diluted earnings (loss) per share attributable to common stockholders of $0.03, as compared to $(0.20) and $0.11 in the third quarters of 2020 and 2019, respectively.

Key Performance Indicators

Key measures that we use in evaluating our restaurants and assessing our business include the following:

•Average restaurant unit volumes — average sales (excluding gift card breakage) per restaurant to measure changes in customer traffic, pricing and development of the brand;

•Comparable restaurant sales — year-over-year comparison of the change in sales volumes (excluding gift card breakage) for Company-owned restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants;

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data

The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
U.S.:
Outback Steakhouse
Company-owned	564	567
Franchised	130	140
Total	694	707
Carrabba’s Italian Grill
Company-owned	199	199
Franchised	20	21
Total	219	220
Bonefish Grill
Company-owned	178	181
Franchised	7	7
Total	185	188
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	65
Other
Company-owned (1)	7	5
U.S. total	1,169	1,185
International:
Company-owned
Outback Steakhouse—Brazil (2)	113	104
Other (1)(3)	34	31
Franchised
Outback Steakhouse—South Korea (3)	114	88
Other (1)	54	56
International total	315	279
System-wide total	1,484	1,464
____________________
(1)U.S. Other Company-owned included four and three fast-casual Aussie Grill locations as of September 26, 2021 and September 27, 2020, respectively. International Franchised Other included three Aussie Grill locations as of September 26, 2021 and September 27, 2020. International Company-owned Other included two and one Aussie Grill locations as of September 26, 2021 and September 27, 2020, respectively.
(2)The restaurant counts for Brazil are reported as of August 31, 2021 and 2020, respectively, to correspond with the balance sheet dates of this subsidiary.
(3)Franchised Outback Steakhouse - South Korea included 37 and 13 international dark kitchens that offer delivery only as of September 26, 2021 and September 27, 2020, respectively. In addition, we had one international dark kitchen included within Company-owned Other as of both periods presented.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Revenues
Restaurant sales	98.6%	99.4%	98.6%	99.2%
Franchise and other revenues	1.4	0.6	1.4	0.8
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Food and beverage costs (1)	30.5	30.1	30.0	31.3
Labor and other related (1)	29.1	32.2	28.4	32.6
Other restaurant operating (1)	30.1	27.0	25.2	27.0
Depreciation and amortization	4.0	5.6	4.0	5.8
General and administrative	5.8	7.4	5.9	8.4
Provision for impaired assets and restaurant closings	0.2	(*)	0.3	2.8
Total costs and expenses	98.5	101.8	92.5	107.1
Income (loss) from operations	1.5	(1.8)	7.5	(7.1)
Loss on extinguishment and modification of debt	—	—	(0.1)	(*)
Other income (expense), net	*	*	*	(*)
Interest expense, net	(1.4)	(2.4)	(1.4)	(2.0)
Income (loss) before (benefit) provision for income taxes	0.1	(4.2)	6.0	(9.1)
(Benefit) provision for income taxes	(0.4)	(1.9)	0.8	(3.0)
Net income (loss)	0.5	(2.3)	5.2	(6.1)
Less: net income (loss) attributable to noncontrolling interests	0.2	(*)	0.2	(*)
Net income (loss) attributable to Bloomin’ Brands	0.3%	(2.3)%	5.0%	(6.1)%
________________
(1)As a percentage of Restaurant sales.
*Less than 1/10th of one percent of Total revenues.

RESTAURANT SALES

Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 27, 2020	$766.5	$2,339.0
Change from:
Comparable restaurant sales	218.4	696.1
Restaurant openings	14.0	41.3
Effect of foreign currency translation	2.3	(15.6)
Restaurant closures	(4.5)	(29.4)
For the periods ended September 26, 2021	$996.7	$3,031.4

The increase in Restaurant sales during the thirteen weeks ended September 26, 2021 was primarily due to: (i) higher comparable restaurant sales from in-restaurant dining and strong retention of off-premises sales and (ii) the

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
opening of 31 new restaurants not included in our comparable restaurant sales base. The increase in Restaurant sales was partially offset by the closure of 15 restaurants since June 26, 2020.

The increase in Restaurant sales during the thirty-nine weeks ended September 26, 2021 was primarily due to: (i) higher comparable restaurant sales from in-restaurant dining and strong retention of off-premises sales and (ii) the opening of 37 new restaurants not included in our comparable restaurant sales base. The increase in Restaurant sales was partially offset by the closure of 45 restaurants since December 29, 2019 and the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

Average Restaurant Unit Volumes and Operating Weeks

Following is a summary of the average restaurant unit volumes and operating weeks, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$70,849	$59,929	$74,163	$58,771
Carrabba’s Italian Grill	$61,518	$47,940	$62,910	$46,230
Bonefish Grill	$57,844	$42,439	$58,626	$40,988
Fleming’s Prime Steakhouse & Wine Bar	$95,777	$58,989	$94,064	$59,014
International
Outback Steakhouse - Brazil (1)	$49,841	$23,919	$40,848	$36,884
Operating weeks:
U.S.
Outback Steakhouse	7,344	7,365	22,089	22,330
Carrabba’s Italian Grill	2,587	2,587	7,761	7,887
Bonefish Grill	2,327	2,366	7,004	7,300
Fleming’s Prime Steakhouse & Wine Bar	832	845	2,489	2,575
International
Outback Steakhouse - Brazil	1,485	1,358	4,362	4,015
____________________
(1)Translated at average exchange rates of 5.15 and 5.34 for the thirteen weeks ended September 26, 2021 and September 27, 2020, respectively, and 5.27 and 4.60 for the thirty-nine weeks ended September 26, 2021 and September 27, 2020, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases), for the periods indicated:

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021		SEPTEMBER 27, 2020	SEPTEMBER 26, 2021		SEPTEMBER 27, 2020
	COMPARABLE TO 2019 (1)	COMPARABLE TO 2020	COMPARABLE TO 2019	COMPARABLE TO 2019 (1)	COMPARABLE TO 2020	COMPARABLE TO 2019
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more):
U.S. (2)
Outback Steakhouse	6.0%	18.3%	(10.4)%	3.5%	25.3%	(17.4)%
Carrabba’s Italian Grill	17.1%	28.8%	(9.0)%	10.6%	35.1%	(18.1)%
Bonefish Grill	5.7%	36.6%	(22.5)%	(2.7)%	41.2%	(31.0)%
Fleming’s Prime Steakhouse & Wine Bar	28.0%	59.6%	(20.3)%	10.8%	56.9%	(29.7)%
Combined U.S.	9.5%	25.5%	(12.8)%	4.3%	31.4%	(20.7)%
International
Outback Steakhouse - Brazil (3)	(5.1)%	109.8%	(54.8)%	(18.9)%	29.4%	(36.9)%

Traffic:
U.S.
Outback Steakhouse	(0.8)%	14.8%	(13.6)%	(2.1)%	19.6%	(18.1)%
Carrabba’s Italian Grill	12.2%	27.1%	(11.7)%	7.8%	27.0%	(15.1)%
Bonefish Grill	5.2%	25.6%	(14.7)%	(1.7)%	23.4%	(19.4)%
Fleming’s Prime Steakhouse & Wine Bar	14.4%	48.4%	(23.3)%	1.8%	38.1%	(26.6)%
Combined U.S.	2.9%	19.3%	(13.6)%	(0.1)%	21.9%	(17.9)%
International
Outback Steakhouse - Brazil	1.9%	62.5%	(37.6)%	(8.2)%	25.2%	(25.9)%

Average check per person (4):
U.S.
Outback Steakhouse	6.8%	3.5%	3.2%	5.6%	5.7%	0.7%
Carrabba’s Italian Grill	4.9%	1.7%	2.7%	2.8%	8.1%	(3.0)%
Bonefish Grill	0.5%	11.0%	(7.8)%	(1.0)%	17.8%	(11.6)%
Fleming’s Prime Steakhouse & Wine Bar	13.6%	11.2%	3.0%	9.0%	18.8%	(3.1)%
Combined U.S.	6.6%	6.2%	0.8%	4.4%	9.5%	(2.8)%
International
Outback Steakhouse - Brazil	(6.0)%	45.5%	(16.2)%	(10.3)%	5.5%	(11.0)%
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Franchise and other revenues

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Franchise revenues (1)	$12.9	$4.2	$31.9	$15.7
Other revenues (2)	0.8	0.6	12.0	3.4
Franchise and other revenues	$13.7	$4.8	$43.9	$19.1
____________________
(1)Represents franchise royalties, advertising fees and initial franchise fees. Franchise revenues increased during the thirteen and thirty-nine weeks ended September 26, 2021 primarily due to higher franchise sales as a result of the impact of COVID-19 on 2020 franchise sales.
(2)The thirteen and thirty-nine weeks ended September 26, 2021 include an adjustment of $(3.2) million to reduce our initial recorded estimate and net $3.1 million benefit from the recognition of recoverable PIS and COFINS taxes, respectively, within other revenues in connection with favorable court rulings in Brazil regarding the calculation methodology and taxable base for prior years.

COSTS AND EXPENSES

Food and beverage costs

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE
Food and beverage costs	$304.3	$230.5		$908.3	$731.0
% of Restaurant sales	30.5%	30.1%	0.4%	30.0%	31.3%	(1.3)%

Food and beverage costs increased as a percentage of Restaurant sales during the thirteen weeks ended September 26, 2021 as compared to the thirteen weeks ended September 27, 2020 primarily due to 1.0% from commodity inflation partially offset by a decrease as a percentage of Restaurant sales of 0.5% from increases in average check per person including changes in product mix.

Food and beverage costs decreased as a percentage of Restaurant sales during the thirty-nine weeks ended September 26, 2021 as compared to the thirty-nine weeks ended September 27, 2020 primarily due to: (i) 0.8% from increases in average check per person, primarily driven by reduced discounting, (ii) 0.4% from the impact of certain cost savings initiatives and (iii) 0.3% from inventory obsolescence and spoilage costs during 2020 associated with the COVID-19 pandemic. These decreases were partially offset by an increase as a percentage of Restaurant sales of 0.2% from commodity inflation.

In 2022, we anticipate approximately 10% commodity inflation.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE
Labor and other related	$290.2	$246.9		$859.9	$761.7
% of Restaurant sales	29.1%	32.2%	(3.1)%	28.4%	32.6%	(4.2)%

Labor and other related expenses decreased as a percentage of Restaurant sales during the thirteen weeks ended September 26, 2021 as compared to the thirteen weeks ended September 27, 2020 primarily due to 4.3% from leveraging increased restaurant sales, partially offset by an increase as a percentage of Restaurant sales of 1.1% from wage rate increases.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Labor and other related expenses decreased as a percentage of Restaurant sales during the thirty-nine weeks ended September 26, 2021 as compared to the thirty-nine weeks ended September 27, 2020 primarily due to 4.4% from leveraging increased restaurant sales and 1.1% from the 2020 impact of net relief pay. These decreases were partially offset by increases as a percentage of Restaurant sales of 0.6% from wage rate increases and 0.5% from higher management bonus.

In 2022, we anticipate mid-single digit labor cost inflation.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE
Other restaurant operating	$299.8	$207.3		$762.5	$631.7
% of Restaurant sales	30.1%	27.0%	3.1%	25.2%	27.0%	(1.8)%

During the thirteen weeks ended September 26, 2021, we entered into the Royalty Termination Agreement with the Carrabba’s Founders for $61.9 million in cash. See Note 19 - Commitments and Contingencies for additional details. We recorded Carrabba’s Italian Grill royalty expense of $3.0 million during the thirty-nine weeks ended September 26, 2021, and $3.8 million and $6.6 million during fiscal years 2020 and 2019, respectively.

Other restaurant operating expenses increased as a percentage of Restaurant sales during the thirteen weeks ended September 26, 2021 as compared to the thirteen weeks ended September 27, 2020 primarily due to 6.2% from the Carrabba’s Italian Grill royalty termination and 1.2% from higher utilities, rent and operating expense. These increases were partially offset by decreases as a percentage of Restaurant sales of: (i) 3.5% from leveraging increased restaurant sales, (ii) 0.6% from lower advertising expense and (iii) 0.4% from a decrease in off-premises related costs.

Other restaurant operating expenses decreased as a percentage of Restaurant sales during the thirty-nine weeks ended September 26, 2021 as compared to the thirty-nine weeks ended September 27, 2020 primarily due to: (i) 3.0% from leveraging increased restaurant sales, (ii) 1.3% from lower advertising expense and (iii) 0.3% from a decrease in off-premises related costs. These decreases were partially offset by increases as a percentage of Restaurant sales of 2.0% from the Carrabba’s Italian Grill royalty termination and 0.6% from higher operating and utilities expense.

Depreciation and amortization

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE
Depreciation and amortization	$40.8	$43.4	$(2.6)	$122.6	$137.5	$(14.9)

Depreciation and amortization expense decreased during the thirteen weeks ended September 26, 2021 as compared to the thirteen weeks ended September 27, 2020 primarily due to decreased capital expenditures.

Depreciation and amortization expense decreased during the thirty-nine weeks ended September 26, 2021 as compared to the thirty-nine weeks ended September 27, 2020 primarily due to decreased capital expenditures, impairment and the effect of foreign currency translation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
General and administrative
General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in General and administrative expense for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 27, 2020	$57.4	$197.7
Change from:
Employee stock-based compensation	2.9	9.1
Incentive compensation	1.8	5.7
Transformational costs	(1.8)	(9.4)
Travel and entertainment	(1.1)	(3.5)
Severance	(1.0)	(10.5)
Expected credit losses and contingent lease liabilities	(0.1)	(6.6)
Other	0.8	0.1
For the periods ended September 26, 2021	$58.9	$182.6

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE
Provision for impaired assets and restaurant closings	$1.6	$(0.1)	$1.7	$9.0	$66.2	$(57.2)

During the thirty-nine weeks ended September 27, 2020, we recognized asset impairment and closure charges of $56.4 million and $3.6 million within the U.S. and international segments, respectively, primarily related to the COVID-19 pandemic. Included in the amount for the thirty-nine weeks ended September 27, 2020 were pre-tax asset impairments and closure costs of $20.9 million in connection with the closure of 22 restaurants and from the update of certain cash flow assumptions, including lease renewal considerations. We also recognized asset impairment charges related to transformational initiatives of $6.3 million during the thirty-nine weeks ended September 27, 2020, which were not allocated to our operating segments.

The remaining impairment and closure charges during the periods presented resulted primarily from locations identified for closure.

See Note 4 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for further information.

Income (loss) from operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE
Income (loss) from operations	$14.8	$(14.3)	$29.1	$230.5	$(167.7)	$398.2
% of Total revenues	1.5%	(1.8)%	3.3%	7.5%	(7.1)%	14.6%

Income from operations generated during the thirteen weeks ended September 26, 2021 as compared to Loss from operations during the thirteen weeks ended September 27, 2020 was primarily due to higher comparable restaurant sales and lower advertising expense. These increases were partially offset by: (i) the Carrabba’s Italian Grill royalty termination, (ii) higher labor costs and commodity inflation and (iii) higher utilities, rent and operating expense.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Income from operations generated during the thirty-nine weeks ended September 26, 2021 as compared to Loss from operations during the thirty-nine weeks ended September 27, 2020 was primarily due to: (i) higher comparable restaurant sales, (ii) COVID-19 pandemic related charges during 2020, (iii) lower advertising expense, (iv) the impact of restructuring and transformational initiatives during 2020, (v) the 2020 impact of net relief pay and (vi) the impact of certain cost savings initiatives. These increases were partially offset by: (i) the Carrabba’s Italian Grill royalty termination, (ii) higher labor costs and commodity inflation, (iii) an increase in incentive compensation, (iv) higher operating and utilities expense and (v) higher management bonus.

Interest expense, net

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE
Interest expense, net	$14.2	$18.3	$(4.1)	$43.9	$46.6	$(2.7)

The decrease in Interest expense, net for the thirteen weeks ended September 26, 2021 as compared to the thirteen weeks ended September 27, 2020 was primarily due to lower revolver and term loan borrowings and the discontinuance of debt discount amortization related to our 2025 Notes resulting from the adoption of ASU No. 2020-06. These decreases were partially offset by an increase in interest expense from our 2029 Notes issued in April 2021.

The decrease in Interest expense, net for the thirty-nine weeks ended September 26, 2021 as compared to the thirty-nine weeks ended September 27, 2020 was primarily due to: (i) lower revolver and term loan borrowings, (ii) the discontinuance of debt discount amortization related to our 2025 Notes resulting from the adoption of ASU No. 2020-06 and (iii) lower interest rates on our unhedged variable rate debt. These decreases were partially offset by increases in interest expense from our 2025 Notes issued in May 2020 and our 2029 Notes issued in April 2021.

(Benefit) provision for income taxes

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	CHANGE
Effective income tax rate	(NM)	45.4%	(NM)	13.5%	32.7%	(19.2)%
________________
NM    Not meaningful.

For the thirteen weeks ended September 26, 2021, the benefit for income taxes includes the impact of changes to the estimate of the forecasted full-year effective tax rate relative to prior quarters in 2021. The benefit of FICA tax credits on certain employees’ tips reduced the effective tax rate as a result of forecasted pre-tax income. For the thirteen weeks ended September 27, 2020, the benefit of FICA tax credits on certain employees’ tips increased the effective tax rate as a result of forecasted pre-tax book loss.

The effective income tax rate for the thirty-nine weeks ended September 26, 2021 decreased by 19.2 percentage points as compared to the thirty-nine weeks ended September 27, 2020. The decrease was primarily due to the benefit of FICA tax credits on certain employees’ tips reducing the effective tax rate in 2021 as a result of forecasted pre-tax book income as compared to increasing the effective tax rate in 2020 as a result of forecasted pre-tax book loss.

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

During the thirteen and thirty-nine weeks ended September 27, 2020, we recorded $4.2 million and $28.8 million, respectively, of pre-tax charges as a part of transformational initiatives. These costs were primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings and were not allocated to our segments since our CODM does not consider the impact of transformational initiatives when assessing segment performance.

Refer to Note 20 - Segment Reporting of the Notes to Consolidated Financial Statements for reconciliations of segment income (loss) from operations to the consolidated operating results.

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

U.S. Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Revenues
Restaurant sales	$898,790	$719,406	$2,789,142	$2,141,062
Franchise and other revenues	13,943	2,332	31,567	12,253
Total revenues	$912,733	$721,738	$2,820,709	$2,153,315
Restaurant-level operating margin	10.0%	11.4%	17.1%	9.4%
Income (loss) from operations	$47,294	$29,574	$334,326	$(21,968)
Operating income (loss) margin	5.2%	4.1%	11.9%	(1.0)%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 27, 2020	$719.4	$2,141.1
Change from:
Comparable restaurant sales	177.7	657.8
Restaurant openings	6.2	19.0
Restaurant closures	(4.5)	(28.8)
For the periods ended September 26, 2021	$898.8	$2,789.1

The increase in U.S. Restaurant sales during the thirteen weeks ended September 26, 2021 was primarily due to: (i) higher comparable restaurant sales from in-restaurant dining and strong retention of off-premises sales and (ii) the opening of 11 new restaurants not included in our comparable restaurant sales base. The increase in U.S. Restaurant sales was partially offset by the closure of 15 restaurants since June 26, 2020.

The increase in U.S. Restaurant sales during the thirty-nine weeks ended September 26, 2021 was primarily due to: (i) higher comparable restaurant sales from in-restaurant dining and strong retention of off-premises sales and (ii) the opening of 13 new restaurants not included in our comparable restaurant sales base. The increase in U.S. Restaurant sales was partially offset by the closure of 44 restaurants since December 29, 2019.

Income (loss) from operations

The increase in U.S. Income from operations generated during the thirteen weeks ended September 26, 2021 as compared to the thirteen weeks ended September 27, 2020 was primarily due to an increase in comparable restaurant sales and lower advertising expense. These increases were partially offset by: (i) the Carrabba’s Italian Grill royalty termination, (ii) higher labor costs and commodity inflation and (iii) higher operating and utilities expense.

U.S. Income from operations generated during the thirty-nine weeks ended September 26, 2021 as compared to Loss from operations during the thirty-nine weeks ended September 27, 2020 was primarily due to: (i) an increase in comparable restaurant sales, (ii) COVID-19 pandemic related charges during 2020, (iii) lower advertising expense, (iv) the 2020 impact of net relief pay and (v) the impact of certain cost savings initiatives. These increases were partially offset by: (i) the Carrabba’s Italian Grill royalty termination, (ii) higher labor costs and commodity inflation, (iii) higher management bonus and (iv) higher operating and utilities expense.

International Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Revenues
Restaurant sales	$97,928	$47,081	$242,254	$197,923
Franchise and other revenues	(198)	2,441	12,339	6,818
Total revenues	$97,730	$49,522	$254,593	$204,741
Restaurant-level operating margin	12.8%	(1.5)%	10.7%	5.7%
Income (loss) from operations	$1,412	$(7,926)	$7,419	$(18,209)
Operating income (loss) margin	1.4%	(16.0)%	2.9%	(8.9)%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 27, 2020	$47.1	$197.9
Change from:
Comparable restaurant sales	40.7	38.3
Restaurant openings	7.8	22.3
Effect of foreign currency translation	2.3	(15.6)
Restaurant closures	—	(0.6)
For the periods ended September 26, 2021	$97.9	$242.3

The increase in international Restaurant sales during the thirteen weeks ended September 26, 2021 was primarily due to higher comparable restaurant sales principally attributable to the impact of the COVID-19 pandemic on fiscal year 2020 international Restaurant sales and the opening of 20 new restaurants not included in our comparable restaurant sales base.

The increase in international Restaurant sales during the thirty-nine weeks ended September 26, 2021 was primarily due to higher comparable restaurant sales principally attributable to the impact of the COVID-19 pandemic on fiscal year 2020 international Restaurant sales and the opening of 24 new restaurants not included in our comparable restaurant sales base, partially offset by the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

Income (loss) from operations

International Income from operations generated during the thirteen weeks ended September 26, 2021 as compared to Loss from operations during the thirteen weeks ended September 27, 2020 was primarily due to: (i) higher restaurant sales due to the reopening of restaurant dining rooms and increases in average check per person and (ii) a decrease in off-premises related costs. These increases were partially offset by: (i) higher labor costs, (ii) additional rent, utilities and operating expense, and (iii) commodity inflation.

International Income from operations generated during the thirty-nine weeks ended September 26, 2021 as compared to Loss from operations during the thirty-nine weeks ended September 27, 2020 was primarily due to: (i) higher restaurant sales due to the reopening of restaurant dining rooms and increases in average check per person and (ii) lower labor costs. These increases were partially offset by: (i) commodity inflation, (ii) additional utilities, operating and rent expense and (iii) incremental off-premises related costs.

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
U.S.
Outback Steakhouse	$118	$76	$329	$250
Carrabba’s Italian Grill	10	8	32	25
Bonefish Grill	3	2	8	6
U.S. total	131	86	369	281
International
Outback Steakhouse-South Korea	73	64	219	174
Other	26	19	77	45
International total	99	83	296	219
Total franchise sales (1)	$230	$169	$665	$500
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant-level operating margin - The following tables reconcile consolidated and segment Income (loss) from operations and the corresponding margins to Restaurant-level operating income (loss) and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Income (loss) from operations	$14,837	$(14,255)	$230,472	$(167,735)
Operating income (loss) margin	1.5%	(1.8)%	7.5%	(7.1)%
Less:
Franchise and other revenues	13,745	4,773	43,906	19,071
Plus:
Depreciation and amortization	40,827	43,417	122,592	137,469
General and administrative	58,880	57,443	182,590	197,732
Provision for impaired assets and restaurant closings	1,585	(54)	8,962	66,223
Restaurant-level operating income	$102,384	$81,778	$500,710	$214,618
Restaurant-level operating margin	10.3%	10.7%	16.5%	9.2%

U.S.	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Income (loss) from operations	$47,294	$29,574	$334,326	$(21,968)
Operating income (loss) margin	5.2%	4.1%	11.9%	(1.0)%
Less:
Franchise and other revenues	13,943	2,332	31,567	12,253
Plus:
Depreciation and amortization	33,421	35,057	100,645	110,005
General and administrative	21,998	19,732	66,043	68,955
Provision for impaired assets and restaurant closings	1,539	(86)	8,678	56,389
Restaurant-level operating income	$90,309	$81,945	$478,125	$201,128
Restaurant-level operating margin	10.0%	11.4%	17.1%	9.4%

International	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Income (loss) from operations	$1,412	$(7,926)	$7,419	$(18,209)
Operating income (loss) margin	1.4%	(16.0)%	2.9%	(8.9)%
Less:
Franchise and other revenues	(198)	2,441	12,339	6,818
Plus:
Depreciation and amortization	5,843	5,672	17,128	18,314
General and administrative	5,060	4,011	13,781	14,413
Provision for impaired assets and restaurant closings	28	—	27	3,640
Restaurant-level operating income (loss)	$12,541	$(684)	$26,016	$11,340
Restaurant-level operating margin	12.8%	(1.5)%	10.7%	5.7%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted restaurant-level operating margin - The following tables present the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 26, 2021		SEPTEMBER 27, 2020
	REPORTED	ADJUSTED (1)	REPORTED	ADJUSTED
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage costs	30.5%	30.5%	30.1%	30.1%
Labor and other related	29.1%	29.1%	32.2%	32.2%
Other restaurant operating	30.1%	23.6%	27.0%	27.0%

Restaurant-level operating margin	10.3%	16.8%	10.7%	10.7%

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021		SEPTEMBER 27, 2020
	REPORTED	ADJUSTED (1)	REPORTED	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage costs	30.0%	30.0%	31.3%	30.9%
Labor and other related	28.4%	28.4%	32.6%	32.6%
Other restaurant operating	25.2%	23.0%	27.0%	27.0%

Restaurant-level operating margin	16.5%	18.6%	9.2%	9.5%
_________________
(1)Includes (favorable) unfavorable adjustments recorded in Other restaurant operating expense (unless otherwise noted below) for the following activities, as described in the Adjusted income (loss) from operations, Adjusted net income (loss) and Adjusted diluted earnings (loss) per share table below for the periods indicated:

	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 26, 2021	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Royalty termination expense	$(61.9)	$(61.9)	$—
Legal and other matters	(2.7)	(2.7)	—
COVID-19 related costs (i)	—	—	(9.9)
Asset impairments and closing costs	—	—	2.7
	$(64.6)	$(64.6)	$(7.2)
_________________
(i)Includes $7.3 million of adjustments recorded in Food and beverage costs.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted income (loss) from operations, Adjusted net income (loss) and Adjusted diluted earnings (loss) per share

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Income (loss) from operations	$14,837	$(14,255)	$230,472	$(167,735)
Operating income (loss) margin	1.5%	(1.8)%	7.5%	(7.1)%
Adjustments:
Royalty termination expense (1)	61,880	—	61,880	—
Legal and other matters (2)	5,965	—	(372)	178
COVID-19-related costs (3)	—	—	—	79,218
Severance and other transformational costs (4)	—	4,200	—	28,847
Asset impairments and closure costs (5)	—	—	—	(2,205)
Total income (loss) from operations adjustments	67,845	4,200	61,508	106,038
Adjusted income (loss) from operations	$82,682	$(10,055)	$291,980	$(61,697)
Adjusted operating income (loss) margin	8.2%	(1.3)%	9.5%	(2.6)%

Diluted net income (loss) attributable to common stockholders	$3,449	$(17,637)	$155,316	$(148,000)
Convertible senior notes if-converted method interest adjustment, net of tax (6)	—	—	460	—
Net income (loss) attributable to common stockholders	3,449	(17,637)	154,856	(148,000)
Adjustments:
Income (loss) from operations adjustments	67,845	4,200	61,508	106,038
Loss on extinguishment and modification of debt	—	—	2,073	—
Amortization of debt discount (7)	—	2,407	—	3,786
Total adjustments, before income taxes	67,845	6,607	63,581	109,824
Adjustment to provision for income taxes (8)	(15,878)	440	(14,635)	(28,029)
Redemption of preferred stock in excess of carrying value (9)	—	—	—	3,496
Net adjustments	51,967	7,047	48,946	85,291
Adjusted net income (loss)	$55,416	$(10,590)	$203,802	$(62,709)

Diluted earnings (loss) per share attributable to common stockholders (10)	$0.03	$(0.20)	$1.42	$(1.69)
Adjusted diluted earnings (loss) per share (11)	$0.57	$(0.12)	$2.10	$(0.72)

Diluted weighted average common shares outstanding (10)	107,783	87,558	109,410	87,394
Adjusted diluted weighted average common shares outstanding (11)	97,307	87,558	97,110	87,394
_________________
(1)Payment made to the Carrabba’s Founders in connection with the Royalty Termination Agreement. See Note 19 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional details regarding the Royalty Termination Agreement.
(2)The thirteen and thirty-nine weeks ended September 26, 2021 includes: (i) an adjustment of $(3.2) million to reduce our initial recorded estimate and net $3.1 million benefit from the recognition of recoverable PIS and COFINS taxes, including accrued interest, respectively, within other revenues as a result of favorable court rulings and (ii) an accrual of $2.7 million for Imposto sobre Serviços (“ISS”), a Brazilian municipal service tax, in connection with royalties from our Brazilian subsidiary over the past five years, including related penalties and interest, recorded within Other restaurant operating expense as a result of an unfavorable Brazilian Supreme Court ruling.
(3)Costs incurred in connection with the COVID-19 pandemic, primarily consisting of fixed asset and right-of-use asset impairments, restructuring charges, inventory obsolescence and spoilage, contingent lease liabilities and current expected credit losses. See Note 2 - COVID-19 Charges of the Notes to Consolidated Financial Statements for additional details regarding the impact of certain COVID-19 pandemic related charges on our financial results.
(4)Severance, professional fees and other costs incurred as a result of transformational and restructuring activities.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
(5)Primarily includes a lease termination gain of $2.8 million.
(6)Adjustment for interest expense related to the 2025 Notes weighted for the portion of the period prior to our election under the 2025 Notes indenture to settle the principal portion of our 2025 Notes in cash. The calculation of adjusted diluted earnings per share excludes 2025 Notes interest adjustment.
(7)Amortization of debt discount related to the issuance of the 2025 Notes. See Note 11 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for details.
(8)Income tax effect of the adjustments for the periods presented.
(9)Consideration paid in excess of the carrying value for the redemption of preferred stock of our Abbraccio concept.
(10)Due to the GAAP net loss, the effect of dilutive securities was excluded from the calculation of GAAP diluted loss per share for the thirteen and thirty-nine weeks ended September 27, 2020.
(11)For the thirty-nine weeks ended September 26, 2021, adjusted diluted weighted average common shares outstanding was calculated assuming our February 2021 election to settle the principal portion of the 2025 Notes in cash was in effect for the entire period. For the thirteen and thirty-nine weeks ended September 26, 2021, adjusted diluted weighted average common shares outstanding was calculated excluding the dilutive effect of 10,476 and 10,453 shares, respectively, to be issued upon conversion of the 2025 Notes to satisfy the amount in excess of the principal since the Convertible Note Hedge Transactions offset the dilutive impact of the shares underlying the 2025 Notes.

Liquidity and Capital Resources

LIQUIDITY

Cash flows generated from operating activities and availability under our revolving credit facility are our principal sources of liquidity, which we use for operating expenses, debt payments, development of new restaurants, remodeling or relocating older restaurants and investment in technology.

Cash and Cash Equivalents - As of September 26, 2021, we had $76.3 million in cash and cash equivalents, of which $28.8 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of September 26, 2021, we had aggregate accumulated foreign earnings of approximately $34.7 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional U.S. federal income tax. These amounts are no longer considered indefinitely reinvested in our foreign subsidiaries.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY		FORMER CREDIT FACILITY				TOTAL CREDIT FACILITIES
(dollars in thousands)	TERM LOAN A	REVOLVING FACILITY	TERM LOAN A	REVOLVING FACILITY	2025 NOTES	2029 NOTES
Balance as of December 27, 2020	$—	$—	$425,000	$447,000	$230,000	$—	$1,102,000
2021 new debt	200,000	363,000	—	15,000	—	300,000	878,000
2021 payments	(2,500)	(239,000)	(425,000)	(462,000)	—	—	(1,128,500)
Balance as of September 26, 2021	$197,500	$124,000	$—	$—	$230,000	$300,000	$851,500

Weighted-average interest rate, as of September 26, 2021	2.58%	2.69%			5.00%	5.13%
Principal maturity date	April 2026	April 2026			May 2025	April 2029

As of September 26, 2021, we had $655.3 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $20.7 million.

During the thirteen weeks ended September 26, 2021, we made a cash payment of $61.9 million to the Carrabba’s Founders in connection with the Royalty Termination Agreement detailed in Note 19 - Commitments and Contingencies. This cash payment was primarily funded by borrowings on our revolving credit facility.

2029 Notes - On April 16, 2021, we issued $300.0 million aggregate principal amount of senior unsecured notes due 2029. The 2029 Notes mature on April 15, 2029, unless earlier redeemed or purchased by us. The 2029 Notes bear cash interest at an annual rate of 5.125% payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021.

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

The Second Amended and Restated Credit Agreement limits, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; make significant payments; sell assets; pay dividends and other restricted payments; make certain investments; acquire certain assets; effect mergers and similar transactions; and effect certain other transactions with affiliates. The Second Amended and Restated Credit Agreement also prohibited us from paying certain dividends and making certain restricted payments and acquisitions until we were in compliance with our TNLR covenant for the period ended September 26, 2021.

Our Senior Secured Credit Facility contains mandatory prepayment requirements for Term loan A, including the requirement that we prepay outstanding amounts under these loans with 50% of our annual excess cash flow, as defined in the Second Amended and Restated Credit Agreement, commencing with the fiscal year ending December 25, 2022. The amount of outstanding loans required to be prepaid in accordance with the debt covenants may vary based on our CSSNLR and year end results. Other than the annual required minimum amortization premiums of $10.0 million, we do not anticipate any other payments will be required through September 25, 2022.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
See Note 10 - Long-term Debt, Net for additional details regarding the 2029 Notes and Second Amended and Restated Credit Agreement.

As of September 26, 2021 and December 27, 2020, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Net cash provided by operating activities	$304,246	$54,971
Net cash used in investing activities	(69,085)	(56,162)
Net cash (used in) provided by financing activities	(265,192)	99,853
Effect of exchange rate changes on cash and cash equivalents	207	(3,293)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(29,824)	$95,369

Operating activities - The increase in net cash provided by operating activities during the thirty-nine weeks ended September 26, 2021 as compared to the thirty-nine weeks ended September 27, 2020 was primarily due to an increase in restaurant-level operating margin. This increase was partially offset by: (i) cash paid in connection with the Carrabba’s Italian Grill royalty termination, (ii) deferral of payroll tax payments in 2020 as a result of the CARES Act, (iii) higher inventory purchases, (iv) timing of collections of gift card receivables, (v) cash paid to terminate interest rate swap agreements and (vi) timing of operational payments and receipts.

Investing activities - The increase in net cash used in investing activities during the thirty-nine weeks ended September 26, 2021 as compared to the thirty-nine weeks ended September 27, 2020 was primarily due to higher capital expenditures, partially offset by higher proceeds from the disposal of property, fixtures and equipment.

Financing activities - Net cash used in financing activities during the thirty-nine weeks ended September 26, 2021 as compared to net cash provided by financing activities during the thirty-nine weeks ended September 27, 2020 was primarily due to: (i) higher net repayments on our revolving credit facility, (ii) proceeds from the issuance of the 2025 Notes and related warrants during 2020 and (iii) net repayment of our Term loan A in conjunction with the refinance of our Former Credit Facility. These decreases were partially offset by: (i) proceeds from the issuance of the 2029 Notes, (ii) premium payments for Convertible Note Hedge Transactions during 2020, (iii) payment of cash dividends on our common stock during 2020 and (iv) proceeds from the exercise of stock-based compensation during 2021 as compared to payment of taxes from the exercise of stock-based compensation during 2020.

FINANCIAL CONDITION

Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Current assets	$240,659	$323,854
Current liabilities	897,215	950,104
Working capital (deficit)	$(656,556)	$(626,250)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $284.1 million and $381.6 million as of September 26, 2021 and December 27, 2020, respectively, and (ii) current operating lease

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
liabilities of $178.6 million and $176.8 million as of September 26, 2021 and December 27, 2020, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales are typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $18.4 million and $28.1 million as of September 26, 2021 and December 27, 2020, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or rabbi trust account for settlement of our obligations under the deferred compensation plans. The obligation for managing and chef partners’ deferred compensation was fully funded as of September 26, 2021.

DIVIDENDS AND SHARE REPURCHASES

We did not pay dividends or repurchase shares of our outstanding common stock during the thirteen weeks ended September 26, 2021. The terms of our Second Amended and Restated Credit Agreement contained certain restrictions on cash dividends and share repurchases until after TNLR covenant compliance was met for the period ending September 26, 2021.

Following is a summary of dividends and share repurchases from fiscal year 2015 through September 26, 2021:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2015	$29,332	$169,999	$199,331
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2018	33,312	113,967	147,279
Fiscal year 2019	35,734	106,992	142,726
Fiscal year 2020	17,480	—	17,480
Fiscal year 2021	—	—	—
Total	$178,225	$973,581	$1,151,806

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirty-nine weeks ended September 26, 2021 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rate Risk - We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposure to foreign currency exchange risk is primarily related to fluctuations in the Brazilian Real relative to the U.S. dollar. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. For the thirty-nine weeks ended September 26, 2021, a 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues for our consolidated foreign entities by $27.3 million. The 10% change would not have had a material effect on Net income. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended September 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the thirteen weeks ended September 26, 2021 that were not registered under the Securities Act of 1933.

We did not repurchase any shares of our outstanding common stock during the thirteen weeks ended September 26, 2021.

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
August 5, 2021 Form 10-Q, Exhibit 10.2

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

Date:	November 3, 2021	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Christopher Meyer
Christopher Meyer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]