Form 10-K
period 2021-12-26
Bloomin' Brands, Inc.
filed 2022-02-23
CIK 1546417

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 26, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Global Select Market) was $2.4 billion.

As of February 18, 2022, 89,425,680 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BLOOMIN’ BRANDS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For Fiscal Year 2021

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

BLOOMIN’ BRANDS, INC.
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

(xvi)The effects of our leverage and restrictive covenants in our various credit facilities on our ability to raise additional capital to fund our operations, to make capital expenditures to invest in new or renovate restaurants and to react to changes in the economy or our industry; and

(xvii)Any impairment in the carrying value of our goodwill or other intangible or long-lived assets and its effect on our financial condition and results of operations.

Given these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this Report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

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

COVID-19 Pandemic Impact on Our Business

In March 2020, we temporarily closed all restaurant dining rooms to comply with state and local regulations in response to the COVID-19 pandemic (“COVID-19”). In early May 2020, we began to reopen our restaurant dining rooms with limited seating capacity in compliance with state and local regulations. The temporary closure of our dining rooms and the limitations on seating capacity due to the COVID-19 pandemic resulted in significantly reduced traffic in our restaurants which negatively impacted our operating results during 2020.

During 2021, the recovery of in-restaurant dining continued as COVID-19 capacity restrictions were eased or eliminated. Though concerns over variants of COVID-19 impacted recovery, we continued to retain a significant portion of the incremental off-premises volume achieved while our dining rooms were closed last year.

MARKETS

As of December 26, 2021, we owned and operated 1,169 full-service restaurants and off-premises only kitchens and franchised 329 full-service restaurants and off-premises only kitchens across 47 states, Guam and 17 countries.

Our Segments

We consider our restaurant concepts and international markets to be operating segments, which reflects how we manage our business, review operating performance and allocate resources. We aggregate our operating segments into two reportable segments, U.S. and international. The U.S. segment includes all restaurants operating in the U.S. while restaurants operating outside the U.S. are included in the international segment. Following is a summary of reportable segments as of December 26, 2021:

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

U.S. Segment

As of December 26, 2021, in our U.S. segment, we owned and operated 1,013 full-service restaurants and off-premises only kitchens and franchised 157 full-service restaurants across 47 states.

Outback Steakhouse - Outback Steakhouse is a casual steakhouse restaurant concept focused on steaks, bold flavors and Australian decor. The Outback Steakhouse menu offers seasoned and seared or wood-fire grilled steaks, chops,

BLOOMIN’ BRANDS, INC.
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

Bonefish Grill - Bonefish Grill specializes in market-fresh fish from around the world, hand-cut in-house every day, savory wood-grilled specialties, and locally created, seasonal Partner Selection dishes featuring high-quality and fresh ingredients. Offering a selection of classic and signature hand-crafted cocktails, using just-squeezed juices, edible garnishes, and house infusions, Bonefish Grill also features a distinct list of wines, which are the perfect match for any food pairing.

Fleming’s Prime Steakhouse & Wine Bar - Fleming’s Prime Steakhouse & Wine Bar is a contemporary steakhouse concept featuring prime cuts of beef, fresh fish, seafood and poultry, salads and side dishes. Guests will find a passion for steak and wine, reflected in an exceptional menu of hand-cut steaks and an award-winning list of wines by the glass. The steak selection features USDA Prime corn-fed beef, both wet- and dry-aged for flavor and texture, in a variety of sizes and cuts.

International Segment

We have local management to support and grow restaurants in each of the countries where we have Company-owned operations. Our international operations are integrated with our corporate headquarters to leverage enterprise-wide capabilities, including marketing, finance, real estate, information technology, legal, human resources, supply chain management and productivity.

As of December 26, 2021, in our international segment, we owned and operated 156 full-service restaurants and off-premises only kitchens and franchised 172 full-service restaurants and off-premises only kitchens across 17 countries and Guam. See Item 2. Properties for disclosure of our international restaurant count by country and territory.

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

During 2021, we opened our first Outback Steakhouse utilizing a smaller-scaled “Joey” prototype. The Joey prototype was designed to increase return on investment through a reduced restaurant footprint with a more efficient layout. We plan to open additional Joey Outback Steakhouse restaurants during 2022.

BLOOMIN’ BRANDS, INC.
During 2021, we continued to test and develop our first fast-casual concept, Aussie Grill by Outback (“Aussie Grill”). Originally created for our international franchisees, Aussie Grill offers steak, burgers, chicken and salad with fast-casual convenience. After successfully launching Aussie Grill internationally, we added Company-owned locations in the U.S. and in May 2020 opened the first free standing restaurant. We opened two additional U.S. Aussie Grill restaurants during 2021 and additional locations are planned to open in 2022.

International Development - We continue to pursue international expansion opportunities, leveraging established equity and franchise markets in South America and Asia, and in strategically selected emerging and high-growth developed markets, with a focus on Brazil.

Off-Premises Only Expansion - Since 2019, our franchisee in South Korea has rolled out delivery-only kitchens, which are food preparation and cooking facilities that are not located in a traditional retail space and are limited to delivery-only. These kitchens allow for the expansion of our restaurant concepts into areas where traditional retail space is not available or cost prohibitive. As of December 26, 2021, there were 40 delivery-only kitchens operating in South Korea and 24 additional locations are planned to open in 2022.

System-wide Restaurant Summary - Following is a system-wide rollforward of our full-service restaurants in operation during 2021:

	DECEMBER 27, 2020	2021 ACTIVITY		DECEMBER 26, 2021	U.S. STATE
Number of restaurants:		OPENINGS	CLOSURES		COUNT
U.S.:
Outback Steakhouse
Company-owned	568	3	(7)	564
Franchised	138	—	(8)	130
Total	706	3	(15)	694	46
Carrabba’s Italian Grill
Company-owned	199	—	—	199
Franchised	21	—	(1)	20
Total	220	—	(1)	219	29
Bonefish Grill
Company-owned	180	—	(2)	178
Franchised	7	—	—	7
Total	187	—	(2)	185	30
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	63	1	—	64	25
Aussie Grill
Company-owned (1)	3	2	—	5	1
U.S. total	1,179	6	(18)	1,167
International:
Company-owned
Outback Steakhouse - Brazil (2)	109	13	—	122
Other (1)(3)	32	1	—	33
Franchised
Outback Steakhouse - South Korea (1)	76	5	(3)	78
Other (3)	56	4	(6)	54
International total	273	23	(9)	287
System-wide total	1,452	29	(27)	1,454
System-wide total - Company-owned	1,154	20	(9)	1,165
System-wide total - Franchised	298	9	(18)	289
____________________
(1)Restaurant counts as of December 27, 2020 have been adjusted to exclude off-premises only kitchens included in the table below.
(2)The restaurant counts for Brazil are reported as of November 30, 2020 and 2021, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.
(3)International Company-owned Other included one and two Aussie Grill locations as of December 27, 2020 and December 26, 2021, respectively. International Franchised Other included three Aussie Grill locations as of December 27, 2020 and December 26, 2021.

Following is a system-wide rollforward of our off-premises only kitchens in operation during 2021:

	DECEMBER 27, 2020	2021 ACTIVITY		DECEMBER 26, 2021
Number of kitchens (1):		OPENINGS	CLOSURES
U.S:
Company-owned	2	2	(1)	3
International:
Company-owned	1	—	—	1
Franchised - South Korea	19	21	—	40
System-wide total	22	23	(1)	44
____________________
(1)Excludes virtual concepts that operate out of existing restaurants and sports venue locations.

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

Company-owned Restaurants - Company-owned restaurants are restaurants wholly-owned by us or in which we have a majority ownership. The results of operations of Company-owned restaurants are included in our consolidated operating results and the portion of income or loss attributable to the noncontrolling interests is eliminated in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Historically, we paid royalties that ranged from 0.5% to 1.5% of U.S. sales on the majority of our Carrabba’s Italian Grill restaurants, pursuant to agreements we entered into with the Carrabba’s Italian Grill founders (“Carrabba’s Founders”). Each Carrabba’s Italian Grill restaurant located outside the U.S. paid a one-time lump sum fee to the Carrabba’s Founders in place of a continuing royalty fee. In August 2021, we entered into the Purchase and Sale of Royalty Payment Stream and Termination of Royalty Agreement (the “Royalty Termination Agreement”) with the Carrabba’s Founders, pursuant to which our obligation to pay future royalties and lump sum royalty fees on Carrabba’s Italian Grill (and Abbraccio) restaurants was terminated.

BLOOMIN’ BRANDS, INC.
Following are sales by occasion, sales mix by product type and average check per person for Company-owned restaurants during 2021:

	U.S.					INTERNATIONAL
Occasion:	Outback Steakhouse	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse & Wine Bar		Outback Steakhouse Brazil
In-restaurant sales	68%	63%	81%	91%		75%
Off-premises sales	32%	37%	19%	9%		25%

Sales mix by product type:
Food & non-alcoholic beverage	92%	90%	82%	79%		92%
Alcoholic beverage	8%	10%	18%	21%		8%

Average check per person ($USD)	$24	$23	$30	$90		$9
Average check per person (R$)					R$	50

Delivery - During 2019, we completed the rollout of in-house delivery for substantially all Outback Steakhouse and the majority of Carrabba’s Italian Grill Company-owned restaurants and expanded our delivery platform through partnerships with leading national delivery services for our Outback Steakhouse, Carrabba’s Italian Grill and certain Bonefish Grill restaurants.

In March 2020, we pivoted to an off-premises only model in response to the COVID-19 pandemic. While our dining rooms were closed in the U.S. we tripled our off-premises sales per restaurant, and since reopening our restaurant dining rooms in May 2020, have maintained strong retention of off-premises sales.

Unaffiliated Franchise Program - Our unaffiliated franchise agreements grant third parties rights to establish and operate a restaurant using one of our concepts. Franchised restaurants are required to be operated in accordance with the franchise agreement and in compliance with their respective concept’s standards and specifications.

Under our franchise agreements, each franchisee is required to pay an initial franchise fee and monthly royalties based on a percentage of gross restaurant sales. Initial franchise fees for full-service restaurants are generally $40,000 for U.S. franchisees and range between $30,000 and $75,000 for international franchisees, depending on the market. Initial franchise fees for international delivery-only kitchens are generally $10,000. Some franchisees may also pay advertising and administration fees based on a percentage of gross restaurant sales. Following is a summary of royalty fee percentages based on our existing unaffiliated franchise agreements:

(as a % of gross Restaurant sales)	MONTHLY ROYALTY FEE PERCENTAGE
U.S. franchisees (1)	3.50% - 5.75%
International franchisees (2)	2.00% - 5.00%
_________________
(1)U.S. franchisees must also contribute a percentage of gross sales for national marketing programs and spend a certain percentage of gross sales on local advertising. For most U.S. franchisees, there is a maximum of 8.0% of gross restaurant sales for combined national marketing and local advertising.
(2)International franchisees must spend a certain percentage of gross sales on local advertising, which varies depending on the market.

On December 27, 2020, we entered into an agreement (the “Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), a franchisee of approximately 80 Outback Steakhouse restaurants in the western United States as of December 26, 2021. Under the terms of the agreement, advertising fees were reduced to 2.25% of gross sales until December 31, 2023 or upon the earlier occurrence of certain specified events, including the sale of all or substantially all of the assets or equity of Out West, bankruptcy or a liquidation event.

BLOOMIN’ BRANDS, INC.
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

See Note 4 - Revenue Recognition of the Notes to Consolidated Financial Statements for further details regarding the Resolution Agreement.

RESOURCES

Sourcing and Supply - We take a global approach to procurement and supply chain management, with our corporate team serving all U.S. and international concepts. In addition, we have dedicated supply chain management personnel for our Company-owned international operations in South America and Asia. The global supply chain management organization is responsible for all food and operating supply purchases as well as a large percentage of purchases of field and corporate services.

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

Beef represents the majority of purchased proteins. In 2021, we primarily purchased our U.S. beef raw materials from four beef suppliers and our Brazil beef raw materials from three beef suppliers. Due to the nature of our industry, we expect to continue purchasing a substantial amount of beef from a small number of suppliers. Other major commodity categories purchased include seafood, poultry, produce, dairy, bread, oils and pasta, and energy sources to operate our restaurants, such as natural gas and electricity. The cost of such commodities may fluctuate widely due to government policy and regulation, changing weather patterns and conditions, climate change, and other supply and/or demand impacting events such as the COVID-19 pandemic, geopolitical events, or other unforeseen circumstances.

Serving safe and high quality food has always been our priority. We utilize both an internal food safety team responsible for supplier evaluations and external third parties who inspect supplier adherence and restaurant practices to monitor quality, food safety and product specifications. All of our restaurants implement best practices for food handling, monitoring and innovating to improve procedures. Our restaurant teams have many touch points to seek to ensure food safety, quality, and freshness through all phases of preparation.

We are committed to building long-term partnerships with suppliers who are dedicated to delivering safe, high quality ingredients in a sustainable way. All suppliers are required to comply with our Supplier Code of Ethics and we strive to source only products that are raised in a sustainable, ethical and humane manner.

Information Systems - We leverage technology to support areas such as digital marketing and customer engagement, business analytics and decision support, restaurant operations and productivity initiatives related to optimizing our staffing, food waste management and supply chain efficiency.

To drive customer engagement, we continue to invest in data and technology infrastructure, including brand websites, digital marketing, online ordering and mobile apps. To increase customer convenience, we are leveraging

BLOOMIN’ BRANDS, INC.
our online ordering infrastructure to facilitate expanded off-premises dining systems. Additionally, we developed systems to support our customer loyalty program with a focus on increasing traffic to our restaurants. In recent years, we have made investments in a global supply chain management system to improve inventory forecasting and replenishment in our restaurants, which helps us manage food quality and cost. We also continue to invest in a range of tools and infrastructure to support risk management and cyber security.

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

Trademarks - We regard our Outback®, Outback Steakhouse®, Carrabba’s Italian Grill®, Bonefish Grill® and Fleming’s Prime Steakhouse & Wine Bar® service marks and our Bloomin’ Onion® trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained trademarks and service marks for these and several of our other menu items and various advertising slogans both in the U.S. and in other countries where we operate. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to, whenever possible, pursue registration of our marks in countries where we

BLOOMIN’ BRANDS, INC.
operate and to vigorously oppose any infringement of our marks. We also have registered domain names for each of our concepts.

We license the use of our registered trademarks to franchisees and third parties through franchise and license arrangements. The franchise and license arrangements restrict franchisees’ and licensees’ activities with respect to the use of our trademarks and impose quality control standards in connection with goods and services offered in connection with the trademarks.

SEASONALITY

Our business is subject to seasonal fluctuations. Historically, customer traffic patterns for our established U.S. restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. International customer traffic patterns vary by market with Brazil historically experiencing minimal seasonal traffic fluctuations. Holidays may affect sales volumes seasonally in some of our markets. However, the COVID-19 pandemic has had and may continue to have an impact on consumer behaviors and customer traffic that may result in temporary changes in the seasonal fluctuations of our business. Additionally, severe storms, extended periods of inclement weather or climate extremes resulting from climate change may also affect the seasonal operating results of the areas impacted.

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

U.S. - During 2020, several governmental bodies in the U.S. addressed the spread of COVID-19 by imposing limitations on business operations or recommending that residents and/or employers adopt “social distancing”, vaccination and/or testing measures. Since the onset of the COVID-19 pandemic, formal and informal restraints, as well as consumer behavior, have materially affected the way we operate our business and serve our guests.

Alcoholic beverage sales represent 11% of our U.S. restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and, where applicable, a permit to provide service for extended hours and on Sundays. At the onset of the COVID-19 pandemic, many state governors entered executive orders allowing restaurants to sell alcohol for carry-out or delivery. In most jurisdictions, alcohol licenses for restaurants did not previously allow for off-premises sales. Many of these executive orders remain in effect, with some states passing permanent legislation. We are currently offering alcohol to-go from certain locations from each of our restaurant concepts.

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

BLOOMIN’ BRANDS, INC.
See Item 1A - Risk Factors for a discussion of risks relating to federal, state, local and international regulation of our business.

HUMAN CAPITAL RESOURCES

Employees - As of December 26, 2021, we employed approximately 82,000 Team Members (our employees), of which approximately 700 are corporate personnel, including more than 200 in international markets.

We are committed to nurturing an inclusive, service-focused culture, founded on respecting and valuing every person, regardless of gender, race, ethnic origin, religion, sexual orientation, ability, or age. We track a variety of workforce statistics to help us understand the gender, racial and ethnic diversity of our U.S. Team Members, including the following as of the period indicated:

	DECEMBER 26, 2021
KEY STATISTICS	WOMEN	PEOPLE OF COLOR (1)
Restaurant Support Center	64%	21%
Operations Leadership	36%	30%
Hourly Team Members	51%	48%
_________________
(1)Denotes U.S. Team Members that identify as Black/African American, Hispanic/Latinx, Asian, Native American, Pacific Islander, or two or more races.

Various jurisdictional mandated industry-wide labor agreements, which are renewed annually, apply to certain of our employees in Brazil.

Celebrating Our People – Team Members, guests, suppliers, and neighbors have always been the heart of our Company’s culture, driven each day by our founding Principles & Beliefs, which include treating each individual as we would want to be treated. We believe that creating exceptional guest experiences begins with providing a positive, supportive work environment that welcomes individual differences and allows employees to grow and have fun. We focus on developing genuine, emotional guest connections through friendly service and high-quality food. We embrace the communities we serve, from feeding first responders to supporting worthy causes, especially in the Tampa Bay area of Florida, home to our Restaurant Support Center.

Diversity, Equity & Inclusion - We aim to cultivate a welcoming, safe, and inclusive environment that celebrates diverse backgrounds and provides equitable access to opportunities. We deliver on this by ensuring everyone is trained, understands their role in inclusivity, and is held accountable in making our restaurants a place where everyone is valued for who they are and what they bring to the table.

We are constantly working to improve how we support our Team Members. As a part of these efforts, we continually assess our overall racial diversity at Bloomin’ Brands as we strive to reflect the diversity of the communities we serve. We actively engage and listen to our Team Members as they share personal perspectives that could serve as insight for others. We have a Diversity & Inclusion Council comprising individuals across the Company, at all levels, to help guide, monitor, and reinforce short- and long-term diversity and inclusion goals.

Together we drive diversity, equity and inclusion through:

•Leadership & Talent: attracting, retaining, developing and promoting diverse employees who reflect our communities at all levels of leadership. During 2021, we introduced updated leadership competencies, with inclusive leadership as a core behavior at every level of the organization. We launched new leadership development programs including Company-sponsored executive coaching, the Women of Color LeadHERship Development Program and the McKinsey Black Leaders Academy.
•Training & Education: strengthening our training and education programs to include listening, sharing and storytelling. Putting learning into action to inspire change and lead a culture of authenticity.

BLOOMIN’ BRANDS, INC.
•Employee Resource Groups: connecting Team Members through dedicated networks focused on relationship building, professional growth and development, and purposeful community involvement, providing direct impact and value to the business. During 2021, we actively inspired a sense of community through three Employee Resource Groups:
◦Women’s Interests Network (WIN): To accelerate the advancement of women working at Bloomin’ Brands by sharing information, best practices, education and experience, and in so doing helping one another develop leadership skills and career advancement opportunities.
◦Black Interests Group (BIG): To elevate Black talent at Bloomin’ Brands by building strong networks that champion professional growth, mentoring and leadership opportunities across the entire organization.
◦BELONG: To celebrate understanding, acceptance and involvement of the LGBTQ+ community, fostering an environment where our people belong and thrive.
•Meaningful Partnerships: being good stewards of our communities and engaging with organizations dedicated to cultivating more diverse and inclusive communities, including:
◦Harvest Food Donation
◦National Urban League
◦Woman’s Foodservice Forum
◦Multicultural Foodservice & Hospitality Alliance
◦National Diversity Council
◦Autism Speaks
◦Habitat for Humanity
◦Big Brothers, Big Sisters of America
◦Boys & Girls Clubs

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

We are committed to high standards of ethical, moral, and legal business conduct and strive to be an open and honest workplace, providing a positive work environment and fostering a culture of integrity and ethical decision-making. To support this commitment, we have a Code of Conduct that provides clear direction for behavioral expectations. Every employee, officer and director completes situational training annually. In addition, we maintain an Ethics and Compliance Hotline (the “Hotline”), where violations and other workplace concerns can be reported. Team Members can confidentially, and if desired, anonymously, use the Hotline to make a report online or to a live third-party operator in several languages, 24 hours a day, seven days a week. Annually, we provide training and education to our salaried employees and most hourly employees with respect to our Code of Conduct, including our anti-corruption and anti-bribery policies.

Workplace Safety - Employee health and safety in the workplace is of utmost importance to our Company. We believe that all employees, regardless of job role or title, have a shared responsibility in the promotion of health and safety in the workplace. We are committed to providing and following safety laws and rules, including internal policies and procedures. This commitment means carrying out company activities in ways that preserve and promote a clean, safe and healthy environment.

BLOOMIN’ BRANDS, INC.
Total Rewards - Our total rewards philosophy is to motivate and retain our Team Members by offering, what we believe to be, competitive salary packages. To align Team Member objectives with the Company and ultimately our stockholders, Bloomin’ Brands offers programs that reward long-term performance. Additionally, we offer a well-rounded benefit package that includes the following, along with other benefits:

•Comprehensive health insurance coverage for Team Members working an average of 30 or more hours each week. This program includes wellness programs intended to proactively support healthcare and access to a health savings account that is eligible for employer contributions and is fully portable.
•Virtual therapy that takes place via mobile device or computer, allowing all Team Members, regardless of insurance enrollment with our Company, to access help when and where they need it, along with guided meditation options. The mental well-being of our Team Members is important to us.
•Our non-executive salaried Team Members are eligible to receive matching contributions in our 401(k) plan and have access to financial wellness resources.

Company Response to COVID-19 - During 2021, as the COVID-19 pandemic continued to impact the lives of our Team Members, we offered educational resources to inform their vaccination decision. We also provided paid time off for hourly Team Members who elected to be vaccinated.

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

Employee Support and Community Engagement - Our commitment to our Team Members does not stop with competitive salaries, development and benefits. In 1999, we created a trust (the “Trust”) to support our Team Members in times of personal hardship. All contributions to the Trust are voluntary, employee-funded, and are not solicited from suppliers, customers or friends. Due to the incredible generosity and caring nature of our Team Members, the Trust is able to make meaningful monetary support to our Team Members who experience very difficult, often unexpected and catastrophic issues, in their lives. Since 2017, the Trust has paid approximately $1.6 million to the benefit of over 1,100 Team Members who applied for support.

We are inspired by the generosity of our Team Members and encourage them to give back to their communities. To facilitate this community engagement, Team Members at the Restaurant Support Center are given paid time off for approved community service activities during scheduled work hours.

Information About Our Executive Officers - Below is a list of the names, ages, positions and a brief description of the business experience of each of our executive officers as of February 18, 2022:

NAME	AGE	POSITION
David J. Deno	64	Chief Executive Officer
Christopher Meyer	50	Executive Vice President, Chief Financial Officer
Kelly Lefferts	55	Executive Vice President, Chief Legal Officer and Secretary
Gregg Scarlett	60	Executive Vice President, Chief Operating Officer, Casual Dining Restaurants
Patrick Murtha	63	Executive Vice President, Fleming’s, International & Human Resources

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

BLOOMIN’ BRANDS, INC.
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

Gregg Scarlett has served as Executive Vice President, Chief Operating Officer, Casual Dining Restaurants since February 2020. Mr. Scarlett previously served as Executive Vice President, President of Outback Steakhouse from July 2016 to February 2020; Executive Vice President, President of Bonefish Grill from March 2015 to July 2016; Senior Vice President, Casual Dining Restaurant Operations from January 2013 to April 2015; and Senior Vice President of Operations for Outback Steakhouse from March 2010 to January 2013.

Patrick Murtha has served as Executive Vice President, Fleming’s, International & Human Resources since April 2021. Mr. Murtha previously served as Executive Vice President and President, International from November 2013 to January 2018 and Executive Vice President, Chief Human Resources Officer from February 2021 to April 2021. He also served as Interim Chief Human Resources Officer from September 2020 to February 2021. Prior to joining the Company, Mr. Murtha was the Principal Consultant of Murtha Consulting from January 2018 to December 2020. Mr. Murtha also previously served as Chairman of the Board and Managing Director of KFC, Japan, Ltd., Chief Operating Officer of Pizza Hut and Chief People Officer of Yum! Restaurants International.

Additional Information - We make available, free of charge, through our internet website www.bloominbrands.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). Our reports and other materials filed with the SEC are also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this Report.

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

Regardless of the source or cause, any report of food-borne illnesses and other food safety issues, whether at one of our restaurants or in the industry or supply chain, generally could have a negative impact on our traffic and sales and adversely affect the reputation of our brands. Food safety issues could be caused by suppliers or distributors and, as a result, be out of our control and this risk may be exacerbated by current supply chain issues, which could delay deliveries and necessitate alternative sourcing on short notice. Health concerns or outbreaks of disease in a food product could also reduce demand for particular menu offerings. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of other companies could result in negative publicity about the food service industry generally and adversely impact our sales. Social media has dramatically increased the rate at which negative publicity, including as it relates to food-borne illnesses, can be disseminated

BLOOMIN’ BRANDS, INC.
before there is any meaningful opportunity to respond or address an issue. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

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

In response to the COVID-19 pandemic and these changing conditions, we modified work hours for our team members, identified and implemented cost savings measures throughout our operations, shifted the majority of our corporate employees to remote working and temporarily limited our services in the U.S. to carry-out and delivery only from March 2020 through early May 2020. Depending on the future course of the COVID-19 pandemic and future outbreaks and variants of the virus, we could face additional closures or limitations on our services or capacity for our restaurant dining rooms. If we revert to solely or primarily off-premises sales, there can be no assurance that our off-premises sales will grow or remain at levels experienced while our dining rooms were previously closed.

Further, if the business interruptions caused by COVID-19 worsen and we were again required to suspend operations or limit capacity in our restaurant dining rooms or our assumptions regarding liquidity needs prove inaccurate, we could face liquidity challenges and would need to seek additional sources of liquidity. There can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

Our restaurant operations could be further disrupted if any of our employees are diagnosed with COVID-19, since this could require restaurant closures or require some or all of a restaurant’s employees to self-quarantine. If our customers become ill, a significant percentage of our or our suppliers’ or distributors’ workforce is unable to work, or if there are similar disruptions in the supply chain generally for certain products, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face disruptions to restaurant operations, cost increases and shortages of food or other supplies, or reputational harm or negative publicity directed at our brands that causes customers to avoid our restaurants, potentially materially adversely affecting our operations and sales.

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

BLOOMIN’ BRANDS, INC.
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

As a significant number of our food service and preparation personnel are paid at rates related to the applicable minimum wage, federal, state and local proposals related to minimum wage requirements or similar matters could, to the extent implemented, materially increase our labor and other costs. As minimum wage increases continue to be implemented in states in which we operate, we expect our labor costs will continue to increase. In addition, President Biden has called for an increase in the federal minimum wage from $7.25 per hour to $15.00 per hour, which, if implemented, would materially increase our labor and other costs. Our distributors and suppliers could also be affected by higher minimum wage, benefit standards and compliance costs, which could result in higher costs for goods and services supplied to us. In addition, we rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Inaccurate employee FICA tax reporting could subject us to monetary liabilities, which could harm our business, results of operations and financial condition.

Increased commodity, energy and other costs could decrease our profit margins or cause us to limit or otherwise modify our menus or increase prices, which could adversely affect our business. Further, if our suppliers or custom distributors are unable to fulfill their obligations under their contracts or we are unable to develop or maintain relationships with these or new suppliers or distributors, if needed, we could encounter supply shortages and incur higher costs.

The performance of our restaurants depends on our ability to anticipate and react to changes in the price and availability of food commodities. Our business also incurs significant costs for energy, insurance, labor, marketing and real estate. Prices may be affected by supply, market changes, increased competition, the general risk of inflation, changes in laws, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, labor shortages or other reasons. We are anticipating commodity inflation of approximately 11.0% to 13.0% and mid-single digit labor cost inflation during 2022, but there can be no assurance it will not be greater than that or that we will be able to pass through increased costs in our prices. Increased prices or shortages could affect the cost and quality of the items we buy or require us to raise prices, limit our menu options or implement alternative processes or products. As a result, these events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins.

We depend on frequent deliveries of fresh food products that meet our specifications, and we have a limited number of suppliers and distributors for our major products, such as beef. These factors subject us to the risk that shortages or interruptions in products could adversely affect the availability, quality or cost of products or require us to incur more costs to obtain adequate products if we are unable to manage supply chain risk. During 2021, we purchased: (i) more than 90% of our U.S. beef raw materials from four beef suppliers that represent more than 80% of the total beef marketplace in the U.S. and (ii) more than 95% of our Brazil beef raw materials from three beef suppliers that represent approximately 50% of the total beef marketplace in Brazil. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. Global economic factors continue to place significant pressure on suppliers, making the supply environment more expensive and causing

BLOOMIN’ BRANDS, INC.
supply chain issues. Supply shortages or disruptions caused by inclement weather, climate change, natural disasters, pandemics (including COVID-19), financial or solvency issues of our suppliers or distributors, fuel increases or other conditions beyond our control could adversely affect our operations and operating results. In addition, if any of our suppliers or distributors were unable to fulfill their responsibilities or we were unable to maintain current purchasing terms or ensure service availability and we were unable to locate substitutes in a timely manner, especially given the prolonged effects of COVID-19, we may encounter supply shortages, lose consumers and experience an increase in costs in seeking alternative supplier or distribution services. The failure to develop and maintain supplier and distributor relationships and any resulting disruptions to the provision of food and other supplies to our restaurant locations could adversely affect our operating results.

The restaurant industry is highly competitive and consumer options for other prepared food offerings continue to expand. Our inability to compete effectively could adversely affect our business, financial condition and results of operations.

A substantial number of restaurant operators compete directly and indirectly with us with respect to price, service, location and food quality, some of which are well-established with significant resources. There is also active competition for management, team members and other personnel, and attractive suitable real estate sites. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently, creatively and effectively to those conditions. In addition, our competitors may generate or better implement business strategies that improve the value and relevance of their brands and reputation, relative to ours. For example, our competitors may more successfully implement menu or technology initiatives, such as remote ordering, social media or mobile technology platforms that expedite or enhance the customer experience. In addition, our competitors may more successfully implement delivery and off-site initiatives or implement other measures to better address COVID-related business risks. Further, we face growing competition from quick service and fast-casual restaurants, the supermarket industry and meal kit and food delivery providers, with the improvement of prepared food offerings and the trend towards convergence in grocery, deli, retail and restaurant services. We believe all of the above factors have increased competitive pressures in the casual dining sector in recent periods and we believe they will continue to present a challenging competitive environment in future periods. If we are unable to continue to compete effectively, our traffic, sales and margins could decline and our business, financial condition and results of operations would be adversely affected.

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

Our restaurant-level management and team members are largely responsible for the quality of our service. Our guests may be dissatisfied and our sales may decline if we fail to recruit, train and retain managers and team members that effectively implement our business strategy and provide high quality guest service. There is active competition for quality management personnel and hourly team members, and such competition could require us to pay higher wages or incur higher costs for retaining and incentivizing our management personnel and hourly team members. If we experience high turnover, we may experience higher labor costs and have a shortage of adequate management personnel required for future growth. A shortage of team members also could cause our restaurants to operate with reduced staff, which could adversely affect our ability to provide high quality guest service.

Challenging economic, political and social conditions may have a negative effect on our business and financial results.

Challenging economic, political and social conditions may negatively impact consumer spending and thus cause a challenging sales environment in the casual dining sector and a decline in our financial results. For example,

BLOOMIN’ BRANDS, INC.
international, domestic and regional economic conditions, consumer income levels, financial market volatility, inflation, social unrest and governmental, political and budget matters may have a negative effect on consumer confidence and discretionary spending, which the restaurant industry depends upon. Protests, demonstrations, riots, civil disturbance, disobedience, insurrection, or social and other political unrest, such as those seen in recent years, have and may continue to result in restrictions, curfews, or other actions and give rise to significant changes in regional and global economic conditions. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

In addition, it is difficult to predict what impact, if any, changes in federal policy, including tax policies, will have on our industry, the economy as a whole, consumer confidence and discretionary spending. As a result, the nature, timing and impact on our business of potential changes to the current legal and regulatory frameworks are uncertain. It is also difficult to predict what the long-term economic impacts of the ongoing COVID-19 pandemic may be.

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

From time to time we have been, and likely will continue to be, the target of attempted cyber and other security threats, including those common to most industries and those targeting us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. A security breach or

BLOOMIN’ BRANDS, INC.
even a perceived security breach or failure to appropriately respond to a cyber incident could result in litigation or governmental investigation, as well as damage to our reputation and brands. We are subject to a variety of continuously evolving laws and regulations regarding privacy, data protection and data security at federal, state and international levels. The California Consumer Privacy Act, for example, became effective January 1, 2020 and provides a new private right of action to California residents related to data breaches and imposes new disclosure and other requirements on companies with respect to their data collection, use and sharing practices as they relate to California residents. A claim or investigation resulting from a cyber or other security threat to our systems and data may have a material adverse effect on our business and the potential of incurring significant remediation costs, to the extent such costs are not covered by our applicable insurance policies. As cyber security risk and applicable laws and regulations evolve, we may incur significant additional costs in technology, third-party services and personnel to maintain systems designed to anticipate and prevent cyber-attacks.

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

BLOOMIN’ BRANDS, INC.
Local or regional events or conditions in our international markets could affect our results. For example, during 2019, Hong Kong political protests led to violence and disrupted business operations. In recent years, there were protests in cities throughout the U.S. as well as globally, including in Hong Kong, in connection with civil rights, liberties, and social and governmental reform.

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

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate and other taxes in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in U.S. or foreign tax laws, comprehensive tax reform measures or other legislative changes and the outcome of income tax audits. For example, the U.S. and Brazil have recently proposed significant changes to their respective tax laws. Although we cannot predict whether or in what form these proposals may pass, several of the proposals considered, if enacted into law, could have a material impact on our effective income tax rate, income tax expense and cash flows. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits, including our FICA tip credit carryforwards, and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets.

BLOOMIN’ BRANDS, INC.
Our failure to comply with government regulation related to our restaurant operations, and the costs of compliance or non-compliance, could adversely affect our business.

We are subject to various federal, state, local and foreign laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, food safety, nutritional menu labeling, health care, environmental and fire agencies in the state, municipality or country in which the restaurant is located. Our suppliers are also subject to regulation in some of these areas. Any difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants. Additionally, difficulties in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of new restaurants. We are subject to various U.S. federal, state and international laws and regulations related to the offer and sale of franchises. Failure to comply with these laws could adversely affect the results we generate from franchises or otherwise impose costs on us. Alcoholic beverage sales represent ten percent of our consolidated restaurant sales and are subject to extensive state and local licensing and other regulations. The failure of a restaurant to obtain or retain a liquor license would adversely affect that restaurant’s operations. In addition, we are subject to “dram shop” statutes in certain states. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We may also incur costs of and challenges in ensuring compliance with measures implemented in response to COVID-19, such as requirements for physical barriers or other preventative measures in restaurants or vaccination or testing requirements for our employees, which can vary by the location of the restaurant and may continue to change.

Failure to achieve projected cost savings from our efficiency initiatives could adversely affect our results of operations and eliminate potential funding for growth opportunities.

In recent years, we have identified strategies and taken steps to reduce operating costs and free up resources to reinvest in our business. These strategies include improved supply chain management, implementing labor scheduling tools and integrating restaurant information systems across our brands. In addition, during 2020, we implemented certain measures to reduce costs and preserve liquidity in response to the impacts of COVID-19. If we were required to implement similar measures in the future, they may not be sustainable or may be detrimental to continued operations. We continue to evaluate and implement further cost-saving initiatives. However, the ability to reduce our operating costs through these initiatives is subject to risks and uncertainties, such as our ability to obtain improved supply pricing and the reliability of any new suppliers or technology, and we cannot assure that these activities, or any other activities that we may undertake in the future, will achieve the desired cost savings and efficiencies. Failure to achieve such desired savings could adversely affect our results of operations and financial condition and curtail investment in growth opportunities.

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

If our competitors increase their spending on advertising, promotions and loyalty programs, if our advertising, media or marketing expenses increase, or if our advertising, promotions and loyalty programs become less effective than those of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate concise competitive insight, our results of operations could be materially and adversely affected.

Risks associated with our remodeling, relocation and expansion plans may have adverse effects on our operating results.

As part of our business strategy, we intend to continue to remodel, relocate and expand our current portfolio of restaurants. Our 2022 development schedule calls for the construction of approximately 30 new system-wide locations, with half in Brazil. A variety of factors could cause the actual results and outcome of those plans to differ from the anticipated results, including among other things, the availability and terms on which we can lease attractive sites for new or relocated restaurants, availability and terms of funding, recruiting, training and retaining skilled management and restaurant employees, construction or other delays, the availability of construction materials or restaurant equipment, construction and renovation costs and consumer tastes and acceptance of our restaurant concepts and awareness of our brands in new regions.

It is difficult to estimate the performance of newly opened restaurants and whether they may attract customers away from other restaurants we own. If new or existing restaurants do not meet targeted performance, it could have a material adverse effect on our operating results, including any impairment losses that we may be required to recognize.

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

In addition, in an effort to increase same-restaurant sales and improve our operating performance, we continue to make improvements to our facilities through remodels and relocations and close underperforming restaurants. We incur significant lease termination or continuation expenses and asset impairment and other charges when we close or relocate a restaurant. If the expenses associated with remodels, relocations or closures are higher than anticipated, we cannot find suitable locations or remodeled or relocated restaurants do not perform as expected, these initiatives may not yield the desired return on investment, which could have a negative effect on our operating results.

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

A significant portion of our financial results are dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline. In addition, we may also incur expenses in connection with supporting franchise restaurants that are underperforming. When Company-owned restaurants are sold to a franchisee, one of our subsidiaries is often required to remain responsible for lease payments for the sold restaurants to the extent the purchasing franchisees default on their leases. During periods of declining sales and profitability of franchisees, the incidence of franchisee defaults for these lease payments may increase and we may be required to make lease payments and seek recourse against the franchisee or agree to repayment terms.

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

Adverse weather conditions and natural disasters and other unforeseen events, such as winter storms, severe temperatures, thunderstorms, floods, hurricanes and earthquakes, terrorist attacks, war and widespread/pandemic illness, and the effects of such events on economic conditions and consumer spending patterns, could disrupt our operations or supply chain and negatively impact our results of operations. Temporary and prolonged restaurant closures may occur and consumer traffic may decline due to the actual or perceived effects from these events. For example, the COVID-19 pandemic, severe winter weather conditions and hurricanes have impacted our traffic, and that of our franchises, and results of operations in recent years. Although we cannot predict when or where we will be negatively impacted by adverse weather events, to the extent that climate change or other factors result in more frequent, widespread or severe events, it could adversely impact our results. U.S. and foreign governmental officials also have placed an increasing focus on environmental matters, including climate change, reduction of greenhouse gases and water consumption. This increased focus could lead to legislative, regulatory or other efforts to combat these environmental concerns. These efforts could result in further increases in taxes, cost of supplies, transportation and utilities, which could increase our operating costs and those of our franchisees and require future investments in facilities and equipment. There may also be increased pressure for us to make commitments, set targets or establish goals to take actions to meet them, which could expose us and our franchisees to market, operational, execution and reputational costs or risks.

BLOOMIN’ BRANDS, INC.
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

Our ability to make scheduled payments on our debt obligations and to satisfy our operating lease obligations depends upon our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. We cannot be certain that we will maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, or to pay our operating lease obligations. For example, if COVID-19 conditions worsen, inflation persists, or our financial position deteriorates, our revenues and liquidity position may decline. If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations or take other actions to meet our debt service and other obligations. Our debt agreements restrict our ability to dispose of assets and how we may use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due. The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our debt agreements would constitute an event of default under those agreements and the lenders could elect to declare all amounts outstanding under them to be immediately due and payable and terminate all commitments to extend further credit.

BLOOMIN’ BRANDS, INC.
Our leverage could adversely affect our ability to raise additional capital to fund our operations or limit our ability to react to changes in the economy or our industry.

As of December 26, 2021, our total net indebtedness was $793.1 million and we had $699.3 million in available unused borrowing capacity under our revolving credit facility, net of undrawn letters of credit of $20.7 million. In May 2020, we issued $230.0 million of 5.00% convertible senior notes due in 2025 (the “2025 Notes”) and in April 2021 we issued $300.0 million of 5.125% senior notes due in 2029 (the “2029 Notes”).

Based on the daily closing prices of our stock during the quarter ended December 26, 2021, holders of the 2025 Notes are eligible to convert their 2025 Notes during the first quarter of 2022.

Our leverage could have important consequences, including:

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

We may incur substantial additional indebtedness in the future, subject to the restrictions contained in our credit agreement. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

We cannot be certain that our financial condition or credit and other market conditions will be favorable when our credit agreement matures in 2026, or at any earlier time we may seek to refinance our debt. If we are unable to refinance our indebtedness on favorable terms, our financial condition and results of operations would be adversely affected.

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

If we breach the covenants under our debt agreements, the lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under our credit agreement. If our lenders accelerate the repayment of borrowings, we cannot be certain that we will have sufficient assets to repay them.

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

The stock market in general is highly volatile. As a result, the market price of our common stock is similarly volatile. The price of our common stock could be subject to wide fluctuations in response to a number of factors, some of which may be beyond our control. These factors include actual or anticipated fluctuations in our operating results, changes in or our ability to achieve estimates of our operating results by analysts, investors or management, analysts’ recommendations regarding our stock or our competitors’ stock, sales of substantial amounts of our common stock by our stockholders, actions or announcements by us or our competitors, the maintenance and growth of the value of our brands, litigation, legislation or other regulatory developments affecting us or our industry, widespread/pandemic illness, natural disasters, cyber-attacks, terrorist acts, war or other calamities and changes in general market and economic conditions.

Provisions in our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.

Our certificate of incorporation and bylaws include certain provisions (including provisions related to our classified board structure through 2024 and supermajority voting requirements) that could have the effect of discouraging, delaying or preventing a change of control of our company or changes in our management. These provisions may discourage, delay or prevent a transaction involving a change in control of the Company that is in the best interests of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

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

BLOOMIN’ BRANDS, INC.
intangible or long-lived assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could adversely affect our business and financial results.

Effective internal control over financial reporting is necessary for us to provide accurate financial information. If we are unable to adequately maintain effective internal control over financial reporting, we may not be able to accurately report our financial results. Furthermore, we cannot be certain that our internal control over financial reporting and disclosure controls and procedures will prevent all possible error and fraud, including through cyber-attacks. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake, which could have an adverse impact on our business. A significant financial reporting failure or a lack of sufficient internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock, increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

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

Item 1B. Unresolved Staff Comments

Not applicable.

BLOOMIN’ BRANDS, INC.
Item 2.    Properties

We had 1,498 system wide full-service restaurants and off-premises only kitchens located across 47 states, Guam and 17 countries as of December 26, 2021. The following is a summary of our restaurant and kitchen locations by country and territory as of December 26, 2021:

COMPANY-OWNED		FRANCHISED
United States	1,013	United States			157

International:		International:
Brazil (1)	135	Argentina	2	Japan	10
China (Mainland)	1	Australia	8	Mexico	5
Hong Kong	20	Bahamas	1	Philippines	3
Total international Company-owned	156	Canada	3	Qatar	4
		Costa Rica	1	Saudi Arabia	11
		Dominican Republic	1	South Korea	118
		Guam	1	Turks and Caicos	1
		Indonesia	3
		Total international franchised			172
Total Company-owned	1,169	Total franchised			329
____________________
(1)The count for Brazil is reported as of November 30, 2021 to correspond with the balance sheet date of this subsidiary.

We lease substantially all of our restaurant properties from third parties. As of December 26, 2021, our Company-owned restaurants were located on the following sites by segment:

	U.S.	INTERNATIONAL	TOTAL	PERCENTAGE OF TOTAL
Company-owned sites	26	—	26	2%
Leased sites:
Land, ground and building leases	682	—	682	58%
Space and in-line leases	305	156	461	40%
Total Company-owned restaurant sites	1,013	156	1,169	100%

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

BLOOMIN’ BRANDS, INC.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information - Our common stock is listed on the Nasdaq Global Select Market under the symbol “BLMN”.

Dividends - We began paying quarterly cash dividends on shares of our common stock in 2015 but suspended dividends in early 2020 at the onset of the COVID-19 pandemic. Under our Second Amended and Restated Credit Agreement (the “Credit Agreement”), we were restricted from paying dividends until after September 26, 2021 and we were compliant with our financial covenants. We were compliant with our financial covenants as of December 26, 2021 and in February 2022, our Board of Directors (our “Board”) declared a quarterly cash dividend. Future dividend payments will depend on continued compliance with our financial covenants, as well as our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant.

Holders - As of February 18, 2022, there were 104 holders of record of our common stock. The number of registered holders does not include holders who are beneficial owners whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans - The following table presents the securities authorized for issuance under our equity compensation plans as of December 26, 2021:

(shares in thousands)	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (1)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (2)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (3)
Equity compensation plans approved by security holders	5,765	$20.42	8,911
____________________
(1)Includes 1,489 shares issuable in respect to restricted stock units and performance-based share units (assuming target achievement of applicable performance metrics).
(2)Amounts in this column relate only to options exercisable for common shares.
(3)The shares remaining available for issuance may be issued in the form of stock options, restricted stock units or other stock awards under the 2020 Omnibus Incentive Compensation Plan.

Unregistered Sales of Equity Securities - Convertible Senior Notes and Warrants - In May 2020, we issued $230.0 million of 5.00% senior notes that are convertible into approximately 19.348 million shares of our common stock, at the initial conversion rate, and mature on May 1, 2025, unless earlier converted, redeemed or purchased by us (the “2025 Notes”). In connection with the offering of the 2025 Notes, we also sold warrants for approximately 19.348 million shares of our common stock with an initial strike price of $16.64.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers - We did not repurchase any shares of our outstanding common stock during the thirteen weeks ended December 26, 2021. On February 8, 2022, our Board approved a share repurchase program (the “2022 Share Repurchase Program”), as announced in our press release issued on February 18, 2022, under which we are authorized to repurchase up to $125.0 million of our outstanding common stock. The 2022 Share Repurchase Program will expire on August 9, 2023.

BLOOMIN’ BRANDS, INC.
Stock Performance Graph - The following graph depicts total return to stockholders from December 23, 2016 through December 26, 2021, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and in each index on December 23, 2016 (the last business day of the fiscal year of investment) and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	DECEMBER 23, 2016	DECEMBER 31, 2017	DECEMBER 30, 2018	DECEMBER 29, 2019	DECEMBER 27, 2020	DECEMBER 26, 2021
Bloomin’ Brands, Inc. (BLMN)	$100.00	$118.89	$99.68	$125.24	$110.66	$122.33
Standard & Poor’s 500	$100.00	$120.51	$114.23	$151.89	$176.78	$228.79
Standard & Poor’s Consumer Discretionary	$100.00	$121.35	$121.01	$157.41	$204.58	$258.53

Item 6. [Reserved]

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes. For discussion of our consolidated and segment-level results of operations, non-GAAP measures, and liquidity and capital resources for fiscal year 2019, see our Annual Report on Form 10-K for the year ended December 27, 2020, filed with the SEC on February 24, 2021.

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 26, 2021, we owned and operated 1,169 full-service restaurants and off-premises only kitchens and franchised 329 full-service restaurants and off-premises only kitchens across 47 states, Guam and 17 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Highlights

Our financial highlights for 2021 include the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 30.5% and 24.2%, respectively, relative to 2020 and 4.5% and 3.2%, respectively, relative to 2019;
•An increase in Total revenues of 30.0%, as compared to 2020, and a decrease in Total revenues of 0.4%, as compared to 2019;
•Restaurant-level operating margin of 16.5% for 2021, as compared to 9.9% and 14.9% for 2020 and 2019, respectively;
•Decrease in General and administrative expense of $8.7 million and $29.6 million, as compared to 2020 and 2019, respectively;
•Income from operations of $309.0 million in 2021, as compared to Loss from operations of $(175.0) million in 2020 and Income from operations of $191.1 million in 2019; and
•Diluted earnings (loss) per share attributable to common stockholders of $2.00 in 2021 as compared to $(1.85) and $1.45 in 2020 and 2019, respectively.

Business Strategies

In 2022, our key business strategies include:

•Enhance the 360-Degree Customer Experience to Drive Sustainable Healthy Sales Growth. We plan to continue to make investments to enhance our core guest experience, increase off-premises dining occasions, remodel and relocate restaurants, invest in digital marketing and data personalization and utilize the Dine Rewards loyalty program and multimedia marketing campaigns to drive sales.

•Drive Long-Term Shareholder Value. We plan to drive long-term shareholder value by reinvesting operational cash flow into our business, improving our credit profile and returning excess cash to shareholders through share repurchases and dividends.

•Enrich Engagement Among Stakeholders. We take the responsibility to our people, customers and communities seriously and continue to invest in programs that support the well-being of those engaged with us.

•Accelerate Growth Opportunities. We believe a substantial development opportunity remains for our concepts in the U.S. and internationally through existing geography fill-in and market expansion. We will

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

continue to pursue U.S. fill-in opportunities in key states such as Florida and Texas with Outback, and California and Florida with Fleming’s. We will also focus on geographic regions in South America, with strategic expansion in Brazil, and pursue global franchise opportunities.

We intend to fund our business strategies, drive revenue growth and margin improvement, in part by reinvesting savings generated by cost savings and productivity initiatives across our businesses.

Key Financial Performance Indicators

Key measures that we use in evaluating our restaurants and assessing our business include the following:

•Average restaurant unit volumes—average sales (excluding gift card breakage) per restaurant to measure changes in customer traffic, pricing and development of the brand;

•Comparable restaurant sales—year-over-year comparison of the change in sales volumes (excluding gift card breakage) for Company-owned restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants;

•System-wide sales—total restaurant sales volume for all Company-owned and franchise restaurants, regardless of ownership, to interpret the overall health of our brands;

•Restaurant-level operating margin, Income (loss) from operations, Net income (loss) and Diluted earnings (loss) per share—financial measures utilized to evaluate our operating performance.

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

Restaurant-level operating margin excludes various expenses, as discussed above, that are essential to support the operations of our restaurants and may materially impact our Consolidated Statements of Operations and Comprehensive Income (Loss). As a result, restaurant-level operating margin is not indicative of our consolidated results of operations and is presented exclusively as a supplement to, and not a substitute for, Net income (loss) or Income (loss) from operations. In addition, our presentation of restaurant operating margin may not be comparable to similarly titled measures used by other companies in our industry; and

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•Adjusted restaurant-level operating margin, Adjusted income (loss) from operations, Adjusted net income (loss) and Adjusted diluted earnings (loss) per share—non-GAAP financial measures utilized to evaluate our operating performance, which definitions, usefulness and reconciliations are described in more detail in the “Non-GAAP Financial Measures” section below.

Selected Operating Data

The table below presents the number of our full-service restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	DECEMBER 26, 2021	DECEMBER 27, 2020
U.S.:
Outback Steakhouse
Company-owned	564	568
Franchised	130	138
Total	694	706
Carrabba’s Italian Grill
Company-owned	199	199
Franchised	20	21
Total	219	220
Bonefish Grill
Company-owned	178	180
Franchised	7	7
Total	185	187
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	63
Aussie Grill
Company-owned (1)	5	3
U.S. total	1,167	1,179
International:
Company-owned
Outback Steakhouse - Brazil (2)	122	109
Other (1)(3)	33	32
Franchised
Outback Steakhouse - South Korea (1)	78	76
Other (3)	54	56
International total	287	273
System-wide total	1,454	1,452
System-wide total - Company-owned	1,165	1,154
System-wide total - Franchised	289	298
____________________
(1)Restaurant counts as of December 27, 2020 have been adjusted to exclude off-premises only locations included in the table below.
(2)The restaurant counts for Brazil are reported as of November 30, 2021 and 2020, respectively, to correspond with the balance sheet dates of this subsidiary.
(3)International Company-owned Other included two and one Aussie Grill locations as of December 26, 2021 and December 27, 2020, respectively. International Franchised Other included three Aussie Grill locations as of December 26, 2021 and December 27, 2020.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The table below presents the number of our off-premises only kitchens in operation as of the periods indicated:

Number of kitchens (at end of the period) (1):	DECEMBER 26, 2021	DECEMBER 27, 2020
U.S:
Company-owned	3	2
International:
Company-owned	1	1
Franchised - South Korea	40	19
System-wide total	44	22
____________________
(1)Excludes virtual concepts that operate out of existing restaurants and sports venue locations.

Results of Operations

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales for the periods indicated:

	FISCAL YEAR
	2021	2020
Revenues
Restaurant sales	98.5%	99.2%
Franchise and other revenues	1.5	0.8
Total revenues	100.0	100.0
Costs and expenses
Food and beverage costs (1)	30.3	31.3
Labor and other related (1)	28.4	32.0
Other restaurant operating (1)	24.8	26.9
Depreciation and amortization	4.0	5.7
General and administrative	6.0	8.0
Provision for impaired assets and restaurant closings	0.3	2.4
Total costs and expenses	92.5	105.5
Income (loss) from operations	7.5	(5.5)
Loss on extinguishment and modification of debt	(0.1)	(*)
Other income, net	*	*
Interest expense, net	(1.4)	(2.1)
Income (loss) before provision (benefit) for income taxes	6.0	(7.6)
Provision (benefit) for income taxes	0.6	(2.6)
Net income (loss)	5.4	(5.0)
Less: net income (loss) attributable to noncontrolling interests	0.2	(*)
Net income (loss) attributable to Bloomin’ Brands	5.2%	(5.0)%
____________________
(1)As a percentage of Restaurant sales.
*Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

REVENUES

Restaurant Sales

Following is a summary of the change in Restaurant sales for the period indicated:

FISCAL YEAR
(dollars in millions)	2021
For fiscal year 2020	$3,144.6
Change from:
Comparable restaurant sales (1)	912.7
Restaurant openings (1)	54.4
Restaurant closures	(35.3)
Effect of foreign currency translation	(15.3)
For fiscal year 2021	$4,061.1
____________________
(1)Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The increase in Restaurant sales in 2021 as compared to 2020 was primarily due to: (i) higher comparable restaurant sales from recovery of in-restaurant dining from the significantly reduced levels in 2020 after the onset of the pandemic and strong retention of off-premises sales and (ii) the opening of 48 new restaurants not included in our comparable restaurant sales base. The increase in Restaurant sales was partially offset by the closure of 46 restaurants since December 29, 2019 and the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

Average Restaurant Unit Volumes and Operating Weeks
Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$3,822	$3,062
Carrabba’s Italian Grill	$3,283	$2,468
Bonefish Grill	$3,036	$2,135
Fleming’s Prime Steakhouse & Wine Bar	$5,208	$3,189
International
Outback Steakhouse - Brazil (1)	$2,286	$1,996

Operating weeks:
U.S.
Outback Steakhouse	29,415	29,714
Carrabba’s Italian Grill	10,348	10,474
Bonefish Grill	9,318	9,651
Fleming’s Prime Steakhouse & Wine Bar	3,321	3,418
International
Outback Steakhouse - Brazil	5,907	5,389
____________________
(1)Translated at average exchange rates of 5.33 and 4.85 for 2021 and 2020, respectively.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)
Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases) for the periods indicated:

	FISCAL YEAR
	2021		2020
	COMPARABLE TO 2019 (1)	COMPARABLE TO 2020	COMPARABLE TO 2019
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more):
U.S. (2)
Outback Steakhouse	3.2%	24.2%	(16.9)%
Carrabba’s Italian Grill	10.5%	32.2%	(16.4)%
Bonefish Grill	(1.7)%	40.6%	(30.1)%
Fleming’s Prime Steakhouse & Wine Bar	13.4%	60.9%	(29.5)%
Combined U.S.	4.5%	30.5%	(19.9)%
International
Outback Steakhouse - Brazil (3)	(12.0)%	28.7%	(31.4)%

Traffic:
U.S.
Outback Steakhouse	(2.6)%	18.1%	(17.6)%
Carrabba’s Italian Grill	6.4%	24.6%	(14.6)%
Bonefish Grill	(2.0)%	24.3%	(20.0)%
Fleming’s Prime Steakhouse & Wine Bar	3.8%	41.7%	(26.7)%
Combined U.S.	(0.6)%	20.7%	(17.6)%
International
Outback Steakhouse - Brazil	(3.6)%	23.5%	(21.5)%

Average check per person (4):
U.S.
Outback Steakhouse	5.8%	6.1%	0.7%
Carrabba’s Italian Grill	4.1%	7.6%	(1.8)%
Bonefish Grill	0.3%	16.3%	(10.1)%
Fleming’s Prime Steakhouse & Wine Bar	9.6%	19.2%	(2.8)%
Combined U.S.	5.1%	9.8%	(2.3)%
International
Outback Steakhouse - Brazil	(8.2)%	5.6%	(9.9)%
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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Franchise and other revenues

	FISCAL YEAR
(dollars in millions)	2021	2020
Franchise revenues (1)	$45.5	$21.2
Other revenues (2)	15.8	4.7
Franchise and other revenues	$61.3	$25.9
____________________
(1)Represents franchise royalties, advertising fees and initial franchise fees. Franchise revenues increased during 2021 primarily due to higher franchise sales as a result of the impact of COVID-19 on 2020 franchise sales.
(2)Includes a $3.1 million benefit in 2021 from the recognition of recoverable Program of Social Integration (“PIS”) and Contribution for the Financing of Social Security (“COFINS”) taxes in connection with favorable court rulings in Brazil regarding the calculation methodology and taxable base. The amount recognized as a result of the favorable court rulings primarily represents refundable PIS and COFINS taxes for prior years, including accrued interest, and will be recovered by offsetting future PIS and COFINS taxes due.

Franchisee Deferred Payment Agreement - On December 27, 2020, we entered into the Resolution Agreement with Out West, who currently franchises approximately 80 Outback Steakhouse restaurants in the western United States, primarily in California. Under the terms of the Resolution Agreement, we agreed to permanently waive all past due royalties and advertising fees for the period of February 24, 2020 to July 26, 2020 and defer, among other items, all past due royalties and advertising fees for the period of July 27, 2020 to November 22, 2020 due to the significant impact of the COVID-19 pandemic on Out West’s business. See Note 4 - Revenue Recognition of the Notes to Consolidated Financial Statements for further details regarding the Resolution Agreement.

During 2021, Out West franchise revenues recovered, approaching historical levels. Following is a summary of franchise and other revenues and comparable restaurant sales for Out West franchised locations for the periods indicated:

	FISCAL YEAR
(dollars in millions)	2021	2020
Franchise revenues	$22.4	$4.4
Other revenues	5.3	1.0
Franchise and other revenues (1)	$27.7	$5.4

Out West comparable restaurant sales (stores open 18 months or more)	50.7%	(32.9)%
____________________
(1)Franchise and other revenues during 2020 were significantly impacted by the COVID-19 pandemic. During 2021, we collected Out West monthly royalty and advertising fees, and $5.1 million of past due amounts deferred under the Resolution Agreement.

COSTS AND EXPENSES

Food and beverage costs

	FISCAL YEAR
(dollars in millions)	2021	2020	CHANGE
Food and beverage costs	$1,229.7	$982.7
% of Restaurant sales	30.3%	31.3%	(1.0)%

Food and beverage costs decreased as a percentage of Restaurant sales in 2021 as compared to 2020 primarily due to: (i) 0.9% from increases in average check per person, primarily driven by reduced discounting and an increase in menu pricing, (ii) 0.4% from the impact of certain cost savings initiatives and (iii) 0.3% from inventory obsolescence and spoilage costs during 2020 associated with the COVID-19 pandemic. These decreases were partially offset by an increase as a percentage of Restaurant sales of 0.6% from commodity inflation.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In 2022, we anticipate approximately 11.0% to 13.0% commodity inflation, with approximately 70% of our estimated annual food purchases currently covered by fixed contracts and the remainder subject to floating market prices.

Labor and other related expenses

	FISCAL YEAR
(dollars in millions)	2021	2020	CHANGE
Labor and other related	$1,154.6	$1,005.3
% of Restaurant sales	28.4%	32.0%	(3.6)%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to Restaurant Managing Partners and other field incentive compensation expenses. Labor and other related expenses decreased as a percentage of Restaurant sales in 2021 as compared to 2020 primarily due to 4.1% from leveraging increased restaurant sales and 0.8% from the 2020 impact of net relief pay. These decreases were partially offset by increases as a percentage of Restaurant sales of 0.8% from wage rate increases and 0.4% from higher management bonus.

In 2022, we anticipate high-single digit labor cost inflation.

Other restaurant operating expenses

	FISCAL YEAR
(dollars in millions)	2021	2020	CHANGE
Other restaurant operating	$1,006.4	$846.6
% of Restaurant sales	24.8%	26.9%	(2.1)%

In August 2021, we entered into the Royalty Termination Agreement with the Carrabba’s Founders for $61.9 million in cash. See Note 22 - Commitments and Contingencies for additional details. We recorded Carrabba’s Italian Grill royalty expense of $3.0 million and $3.8 million during fiscal years 2021 and 2020, respectively.

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Other restaurant operating expenses decreased as a percentage of Restaurant sales in 2021 as compared to 2020 primarily due to: (i) 3.2% from leveraging increased restaurant sales, (ii) 1.0% from lower advertising expense and (iii) 0.3% from a decrease in off-premises related costs. These decreases were partially offset by increases as a percentage of Restaurant sales of 1.5% from the Carrabba’s Italian Grill royalty termination payment and 0.8% from higher utilities, operating and rent expense.

Depreciation and amortization

	FISCAL YEAR
(dollars in millions)	2021	2020	CHANGE
Depreciation and amortization	$163.4	$180.3	$(16.9)

Depreciation and amortization decreased in 2021 as compared to 2020 primarily due to a decreased level of capital expenditures since 2018, as compared to historical levels, and asset impairments during 2020.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in General and administrative expense for the period indicated:

FISCAL YEAR
(dollars in millions)	2021
For fiscal year 2020	$254.4
Change from:
Transformational costs	(12.7)
Severance	(7.0)
Expected credit losses and contingent lease liabilities	(6.9)
Travel and entertainment	(2.3)
Employee stock-based compensation	9.7
Incentive compensation	7.6
Other	2.8
For fiscal year 2021	$245.6

Provision for impaired assets and restaurant closings

	FISCAL YEAR
(dollars in millions)	2021	2020	CHANGE
Provision for impaired assets and restaurant closings	$13.7	$76.4	$(62.7)

During 2020, we recognized asset impairment and closure charges of $66.5 million and $3.6 million within the U.S. and international segments, respectively, primarily related to the COVID-19 pandemic. COVID-19-related pre-tax asset impairments and closure costs include $23.8 million in connection with the closure of 22 U.S. restaurants and from the update of certain cash flow assumptions, including lease renewal considerations. During 2020, we also recognized asset impairment charges related to transformational initiatives of $6.3 million, which were not allocated to our operating segments. See Note 5 - Impairments, Exit Costs and Disposals of the Notes to Consolidated Financial Statements for further information.

The impairment and closure charges during 2021 resulted primarily from locations identified for closure or relocation.

Income (loss) from operations

	FISCAL YEAR
(dollars in millions)	2021	2020	CHANGE
Income (loss) from operations	$309.0	$(175.0)
% of Total revenues	7.5%	(5.5)%	13.0%

Income from operations during 2021 as compared to Loss from operations during 2020 was primarily due to: (i) higher comparable restaurant sales and franchise revenues, (ii) COVID-19 pandemic related charges and the impact of transformational and restructuring initiatives during 2020, (iii) lower advertising expense, (iv) the 2020 impact of net relief pay, (v) lower depreciation and amortization expense and (vi) the impact of certain cost savings initiatives. These increases were partially offset by: (i) the Carrabba’s Italian Grill royalty termination payment, (ii) higher labor costs and commodity inflation, (iii) an increase in incentive compensation and management bonus and (iv) higher utilities and operating expense.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest expense, net

	FISCAL YEAR
(dollars in millions)	2021	2020	CHANGE
Interest expense, net	$57.6	$64.4	$(6.8)

The decrease in Interest expense, net during 2021 as compared to 2020 was primarily due to: (i) lower revolver and term loan borrowings, (ii) the discontinuance of debt discount amortization related to our 2025 Notes resulting from the modified retrospective adoption of a new accounting standard during 2021 and (iii) lower interest rates on our unhedged variable rate debt. These decreases were partially offset by increases in interest expense from our 2029 Notes issued in April 2021 and our 2025 Notes issued in May 2020.

Provision (benefit) for income taxes

	FISCAL YEAR
(dollars in millions)	2021	2020	CHANGE
Income (loss) before provision (benefit) for income taxes	$249.3	$(239.5)	$488.8
Provision (benefit) for income taxes	$26.4	$(80.7)	$107.1
Effective income tax rate	10.6%	33.7%	(23.1)%

The net decrease in the effective income tax rate in 2021 as compared to 2020 was primarily due to the benefit of FICA tax credits on certain employees’ tips reducing the effective income tax rate in 2021 as a result of pre-tax book income as compared to increasing the effective income tax rate in 2020 as a result of pre-tax book loss.

We have a blended federal and state statutory rate of approximately 26%. The effective income tax rate was lower in 2021 and higher in 2020 than the blended federal and state statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips.

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

During 2020, we recorded $32.4 million of pre-tax charges as a part of transformational initiatives. These costs were primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings and were not allocated to our segments since our CODM does not consider the impact of transformational initiatives when assessing segment performance.

Refer to Note 23 - Segment Reporting of the Notes to Consolidated Financial Statements for reconciliations of segment income (loss) from operations to the consolidated operating results.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

U.S. Segment

	FISCAL YEAR
(dollars in thousands)	2021	2020
Revenues
Restaurant sales	$3,714,848	$2,869,547
Franchise and other revenues	45,133	15,995
Total revenues	$3,759,981	$2,885,542
Restaurant-level operating margin	17.1%	9.8%
Income (loss) from operations	$443,887	$(1,630)
Operating income (loss) margin	11.8%	(0.1)%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the period indicated:

FISCAL YEAR
(dollars in millions)	2021
For fiscal year 2020	$2,869.5
Change from:
Comparable restaurant sales (1)	854.9
Restaurant openings (1)	25.2
Restaurant closures	(34.7)
For fiscal year 2021	$3,714.9
____________________
(1)Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The increase in U.S. Restaurant sales in 2021 as compared to 2020 was primarily due to: (i) higher comparable restaurant sales from recovery of in-restaurant dining from the significantly reduced levels in 2020 after the onset of the pandemic and strong retention of off-premises sales and (ii) the opening of 15 new restaurants not included in our comparable restaurant sales base. These increases were partially offset by the closure of 45 restaurants since December 29, 2019.

Income (loss) from operations

U.S. Income from operations generated during 2021 as compared to Loss from operations during 2020 was primarily due to: (i) higher comparable restaurant sales and franchise revenues, (ii) COVID-19 pandemic related charges during 2020, (iii) the 2020 impact of net relief pay, (iv) lower advertising expense, (v) lower delivery-related costs and (vi) the impact of certain cost savings initiatives. These increases were partially offset by: (i) the Carrabba’s Italian Grill royalty termination payment, (ii) higher labor costs and commodity inflation, (iii) higher utilities and operating expense and (iv) higher management bonus.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

International Segment

	FISCAL YEAR
(dollars in thousands)	2021	2020
Revenues
Restaurant sales	$346,245	$275,089
Franchise and other revenues	16,159	9,930
Total revenues	$362,404	$285,019
Restaurant-level operating margin	12.7%	8.3%
Income (loss) from operations	$16,657	$(13,479)
Operating income (loss) margin	4.6%	(4.7)%

Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the period indicated:

FISCAL YEAR
(dollars in millions)	2021
For fiscal year 2020	$275.1
Change from:
Comparable restaurant sales (1)	57.8
Restaurant openings (1)	29.2
Effect of foreign currency translation	(15.3)
Restaurant closures	(0.6)
For fiscal year 2021	$346.2
____________________
(1)Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of a comparable restaurant will differ each period based on when the restaurant opened.

The increase in international Restaurant sales in 2021 as compared to 2020 was primarily due to: (i) higher comparable restaurant sales principally attributable to the impact of the COVID-19 pandemic on fiscal year 2020 international Restaurant sales and (ii) the opening of 33 new restaurants not included in our comparable restaurant sales base. These increases were partially offset by the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar.

Income (loss) from operations

International Income from operations generated during 2021 as compared to Loss from operations during 2020 was primarily due to higher restaurant sales due to the reopening of restaurant dining rooms and increases in average check per person. These increases were partially offset by: (i) additional utilities, rent and operating expense, (ii) commodity inflation and (iii) higher labor costs.

Non-GAAP Financial Measures

In addition to the results provided in accordance with U.S. GAAP, we provide certain non-GAAP measures, which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include the following: (i) system-wide sales, (ii) Adjusted restaurant-level operating margins, (iii) Adjusted income (loss) from operations and the corresponding margins, (iv) Adjusted net income (loss) and (v) Adjusted diluted earnings (loss) per share.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We believe that our use of non-GAAP financial measures permits investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies within the restaurant industry by isolating the effects of certain items that may vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent or will not recur. We believe that the disclosure of these non-GAAP measures is useful to investors as they form part of the basis for how our management team and our Board evaluate our operating performance, allocate resources and establish employee incentive plans.

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

	FISCAL YEAR
(dollars in millions)	2021	2020
U.S.
Outback Steakhouse	$445	$327
Carrabba’s Italian Grill	44	32
Bonefish Grill	11	8
U.S. total	500	367
International
Outback Steakhouse - South Korea	305	253
Other	112	66
International total	417	319
Total franchise sales (1)	$917	$686
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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restaurant-level operating margin - The following tables reconcile consolidated and segment Income (loss) from operations and the corresponding margins to Restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	FISCAL YEAR
(dollars in thousands)	2021	2020
Income (loss) from operations	$308,958	$(174,973)
Operating income (loss) margin	7.5%	(5.5)%
Less:
Franchise and other revenues	61,292	25,925
Plus:
Depreciation and amortization	163,391	180,261
General and administrative	245,616	254,356
Provision for impaired assets and restaurant closings	13,737	76,354
Restaurant-level operating income	$670,410	$310,073
Restaurant-level operating margin	16.5%	9.9%

U.S.	FISCAL YEAR
(dollars in thousands)	2021	2020
Income (loss) from operations	$443,887	$(1,630)
Operating income (loss) margin	11.8%	(0.1)%
Less:
Franchise and other revenues	45,133	15,995
Plus:
Depreciation and amortization	134,244	144,298
General and administrative	89,314	88,536
Provision for impaired assets and restaurant closings	12,368	66,487
Restaurant-level operating income	$634,680	$281,696
Restaurant-level operating margin	17.1%	9.8%

International	FISCAL YEAR
(dollars in thousands)	2021	2020
Income (loss) from operations	$16,657	$(13,479)
Operating income (loss) margin	4.6%	(4.7)%
Less:
Franchise and other revenues	16,159	9,930
Plus:
Depreciation and amortization	22,650	23,722
General and administrative	19,679	18,916
Provision for impaired assets and restaurant closings	1,100	3,640
Restaurant-level operating income	$43,927	$22,869
Restaurant-level operating margin	12.7%	8.3%

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted restaurant-level operating margin - Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Food and beverage costs, Labor and other related and Other restaurant operating expense. Adjusted restaurant-level operating margin is Restaurant-level operating margin adjusted for certain items, as noted below. The following table presents the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	FISCAL YEAR
	2021		2020
	U.S. GAAP	ADJUSTED (1)	U.S. GAAP	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage costs	30.3%	30.3%	31.3%	30.9%
Labor and other related	28.4%	28.4%	32.0%	32.0%
Other restaurant operating	24.8%	23.2%	26.9%	26.9%

Restaurant-level operating margin	16.5%	18.1%	9.9%	10.2%
_________________
(1)Includes (favorable) unfavorable adjustments recorded in Other restaurant operating expense (unless otherwise noted below) for the following activities, as described in the Adjusted income (loss) from operations, Adjusted net income (loss) and Adjusted diluted earnings (loss) per share table below for the periods indicated:

	FISCAL YEAR
(dollars in millions)	2021	2020
Royalty termination expense	$(61.9)	$—
Legal and other matters	(2.7)	—
COVID-19-related costs (i)	—	(14.3)
Asset impairments and closing costs	—	2.7
	$(64.6)	$(11.6)
_________________
(i)Includes $11.0 million of adjustments recorded in Food and beverage costs.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted income (loss) from operations, Adjusted net income (loss) and Adjusted diluted earnings (loss) per share - The following table reconciles Adjusted income (loss) from operations and the corresponding margins, Adjusted net income (loss) and Adjusted diluted earnings (loss) per share to their respective most comparable U.S. GAAP measures for the periods indicated:

	FISCAL YEAR
(in thousands, except share and per share data)	2021	2020
Income (loss) from operations	$308,958	$(174,973)
Operating income (loss) margin	7.5%	(5.5)%
Adjustments:
Royalty termination expense (1)	61,880	—
Severance and other transformational costs (2)	2,764	32,404
Legal and other matters (3)	(372)	178
COVID-19-related costs (4)	—	93,811
Asset impairments and closure costs (5)	—	(2,205)
Total income (loss) from operations adjustments	64,272	124,188
Adjusted income (loss) from operations	$373,230	$(50,785)
Adjusted operating income (loss) margin	9.1%	(1.6)%

Diluted net income (loss) attributable to common stockholders	$215,900	$(162,211)
Convertible senior notes if-converted method interest adjustment, net of tax (6)	345	—
Net income (loss) attributable to common stockholders	215,555	(162,211)
Adjustments:
Income (loss) from operations adjustments	64,272	124,188
Loss on extinguishment and modification of debt	2,073	—
Amortization of debt discount (7)	—	6,275
Total adjustments, before income taxes	66,345	130,463
Adjustment to provision for income taxes (8)	(21,222)	(32,526)
Redemption of preferred stock in excess of carrying value (9)	—	3,496
Net adjustments	45,123	101,433
Adjusted net income (loss)	$260,678	$(60,778)

Diluted earnings (loss) per share attributable to common stockholders (10)	$2.00	$(1.85)
Adjusted diluted earnings (loss) per share (11)	$2.70	$(0.69)

Diluted weighted average common shares outstanding (10)	107,803	87,468
Adjusted diluted weighted average common shares outstanding (11)	96,426	87,468
_________________
(1)Payment made to the Carrabba’s Founders in connection with the Royalty Termination Agreement. See Note 22 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional details regarding the Royalty Termination Agreement.
(2)Severance, professional fees and other costs incurred as a result of transformational and restructuring activities.
(3)For 2021, includes: (i) a $3.1 million benefit from the recognition of recoverable PIS and COFINS taxes, including accrued interest, within other revenues as a result of favorable court rulings and (ii) an accrual of $2.7 million for Imposto sobre Serviços (“ISS”), a Brazilian municipal service tax, in connection with royalties from our Brazilian subsidiary over the past five years, including related penalties and interest, recorded within Other restaurant operating expense as a result of an unfavorable Brazilian Supreme Court ruling.
(4)Costs incurred in connection with the COVID-19 pandemic, primarily consisting of fixed asset and right-of-use asset impairments, restructuring charges, inventory obsolescence and spoilage, contingent lease liabilities and current expected credit losses. See Note 3 - 2020 COVID-19 Charges of the Notes to Consolidated Financial Statements for additional details regarding the impact of certain COVID-19 pandemic-related charges on our financial results.

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
(8)Income tax effect of the adjustments for the periods presented. Also includes a $4.2 million adjustment during 2021 for the reduction of certain unrecognized tax benefits related to tax positions taken during a prior period.
(9)Consideration paid in excess of the carrying value for the redemption of preferred stock of our Abbraccio concept.
(10)Due to the GAAP net loss, the effect of dilutive securities was excluded from the calculation of GAAP diluted loss per share for 2020.
(11)For fiscal year 2021, adjusted diluted weighted average common shares outstanding was calculated: (i) assuming our February 2021 election to settle the principal portion of the 2025 Notes in cash was in effect for the entire fiscal year and (ii) excluding the dilutive effect of 9,992 shares to be issued upon conversion of the 2025 Notes to satisfy the amount in excess of the principal since our convertible notes hedge offsets the dilutive impact of the shares underlying the 2025 Notes.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 26, 2021, we had $87.6 million in cash and cash equivalents, of which $26.6 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of December 26, 2021, we had aggregate accumulated foreign earnings of approximately $28.8 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional material U.S. federal income tax. These amounts are no longer considered indefinitely reinvested in our foreign subsidiaries. See Note 21 - Income Taxes of the Notes to Consolidated Financial Statements for further information regarding our indefinite reinvestment assertion.

Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the periods indicated:

	SENIOR SECURED CREDIT FACILITY		FORMER CREDIT FACILITY				TOTAL CREDIT FACILITIES
	TERM LOAN A	REVOLVING FACILITY	TERM LOAN A	REVOLVING FACILITY	2025 NOTES	2029 NOTES
(dollars in thousands)
Balance as of December 29, 2019	$—	$—	$450,000	$599,000	$—	$—	$1,049,000
2020 new debt	—	—	—	505,000	230,000	—	735,000
2020 payments	—	—	(25,000)	(657,000)	—	—	(682,000)
Balance as of December 27, 2020	—	—	425,000	447,000	230,000	—	1,102,000
2021 new debt	200,000	455,000	—	15,000	—	300,000	970,000
2021 payments	(5,000)	(375,000)	(425,000)	(462,000)	—	—	(1,267,000)
Balance as of December 26, 2021 (1)	$195,000	$80,000	$—	$—	$230,000	$300,000	$805,000

Interest rates, as of December 26, 2021 (2)	1.60%	3.75%			5.00%	5.13%
Principal maturity date	April 2026	April 2026			May 2025	April 2029
____________________
(1)Subsequent to December 26, 2021, we repaid the remaining $80.0 million balance on our revolving credit facility.
(2)Interest rate for Term loan A represents the weighted average interest rate. Interest rate for the revolving credit facility represents the base rate option elected in anticipation of impending repayment.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

As of December 26, 2021, we had $699.3 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $20.7 million.

2029 Notes - On April 16, 2021, we issued $300.0 million aggregate principal amount of senior unsecured notes due 2029. The 2029 Notes mature on April 15, 2029, unless earlier redeemed or purchased by us. The 2029 Notes bear cash interest at an annual rate of 5.125% payable semi-annually in arrears on April 15 and October 15 of each year.

The net proceeds from the 2029 Notes were approximately $294.5 million, after deducting the initial purchaser’s discount and our offering expenses. The net proceeds were used to repay a portion of our outstanding Term loan A and revolving credit facility in conjunction with the refinancing of our Former Credit Facility.

Credit Agreement - On April 16, 2021, we and OSI, as co-borrowers, entered into the Credit Agreement, which provides for senior secured financing of up to $1.0 billion consisting of a $200.0 million Term loan A and an $800.0 million revolving credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility matures on April 16, 2026 and replaced our prior senior secured financing of up to $1.5 billion (the “Former Credit Facility”).

Our Senior Secured Credit Facility contains mandatory prepayment requirements for Term loan A, including the requirement that we prepay outstanding amounts under these loans with 50% of our annual excess cash flow, as defined in the Credit Agreement, commencing with the fiscal year ending December 25, 2022. The amount of outstanding loans required to be prepaid in accordance with the debt covenants may vary based on our Consolidated Senior Secured Net Leverage Ratio and year end results. Other than the annual required minimum amortization premiums of $10.0 million, we do not anticipate any other payments will be required through December 25, 2022.

See Note 13 - Long-term Debt, Net for additional details regarding the 2029 Notes and Credit Agreement.

As of December 26, 2021 and December 27, 2020, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

Cash Flow Hedges of Interest Rate Risk - In October 2018, we entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of our variable rate debt. The swap agreements have an aggregate notional amount of $550.0 million and mature on November 30, 2022. We pay a weighted average fixed rate of 3.04% on the notional amount and receive payments from the counterparties based on the one-month London Inter-Bank Offered Rate (“LIBOR”) rate. See Note 17 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

In connection with the refinancing of the Former Credit Facility, on April 16, 2021 we terminated our variable-to-fixed interest rate swap agreements with seven counterparties having an aggregate notional amount of $275.0 million for a payment of approximately $13.3 million, including accrued interest. Following these terminations, $13.4 million of unrealized losses related to the terminated swap agreements included in Accumulated Other Comprehensive Loss (“AOCL”) will be amortized on a straight-line basis to Interest expense, net over the remaining original term of the terminated swaps.

As a result of our anticipated decrease in variable rate debt balances due to significant voluntary debt payments, on December 9, 2021 we terminated our variable-to-fixed interest rate swap agreements with three counterparties having an aggregate notional amount of $150.0 million for a payment of approximately $4.1 million, including accrued interest. Following these terminations, $4.1 million of unrealized losses related to the terminated swap agreements included in AOCL will be amortized to Interest expense, net during 2022.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Use of Cash

Cash flows generated from operating activities and availability under our revolving credit facility are our principal sources of liquidity, which we use for operating expenses, debt payments, share repurchases and dividend payments, development of new restaurants, remodeling or relocating older restaurants and investment in technology.

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

Capital Expenditures - We estimate that our capital expenditures will total approximately $225 million to $240 million in 2022. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including raw material constraints.

Material Cash Requirements - The following table presents current and long-term material cash requirements as of December 26, 2021:

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
(dollars in thousands)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Operating leases (1)	$2,383,335	$185,093	$372,180	$335,428	$1,490,634
Long-term debt:
Principal (2)	807,376	10,976	23,683	472,717	300,000
Interest (3)	187,845	38,524	69,711	44,376	35,234
Purchase obligations (4)	206,634	167,753	37,100	1,781	—
Other obligations (5)	58,963	20,939	10,842	3,247	23,935
Total	$3,644,153	$423,285	$513,516	$857,549	$1,849,803
____________________
(1)Amounts represent undiscounted future minimum rental commitments under non-cancelable operating leases. Includes $1.0 billion related to lease renewal options that are reasonably certain of exercise.
(2)Includes Senior Secured Credit Facility, 2029 Notes, 2025 Notes and finance lease obligations. Amount is not reduced by unamortized debt issuance costs and finance lease interest totaling $14.3 million.
(3)Projected future interest payments on long-term debt are based on interest rates in effect as of December 26, 2021 and assume only scheduled principal payments. Estimated interest expense includes the impact of remaining variable-to-fixed interest rate swap agreements.
(4)Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have purchase obligations with various vendors that consist primarily of inventory, technology, restaurant-level service contracts and advertising.
(5)Includes other long-term liabilities, primarily consisting of deferred compensation obligations, deposits and other accrued obligations. Unrecognized tax benefits are excluded from this table since it is not possible to estimate when these future payments will occur.

Dividends and Share Repurchases - In April 2021, we entered into our Credit Agreement, the terms of which contained certain restrictions on cash dividends and share repurchases until after September 26, 2021 and we were compliant with our financial covenants. We were compliant with our financial covenants as of December 26, 2021 and we believe that we will remain in compliance with our debt covenants during the next 12 months. As such, absent unanticipated circumstances, we do not believe that compliance with our financial covenants will materially limit our ability to pay dividends in the near term and future dividend payments will depend on various other factors considered by our Board as noted below.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

During the first quarter of 2020, we declared and paid dividends of $0.20 per share. We did not pay dividends during 2021. In February 2022, our Board declared a quarterly cash dividend of $0.14 per share, payable on March 16, 2022 to shareholders of record at the close of business on March 2, 2022.

We did not repurchase any shares of our outstanding common stock during 2021. On February 8, 2022, our Board approved the 2022 Share Repurchase Program under which we are authorized to repurchase up to $125.0 million of our outstanding common stock. The 2022 Share Repurchase Program will expire on August 9, 2023.

Following is a summary of our former share repurchase programs as of December 26, 2021 (dollars in thousands):

SHARE REPURCHASE PROGRAM	BOARD APPROVAL DATE	AUTHORIZED	REPURCHASED	CANCELLED OR EXPIRED	REMAINING
2014	December 12, 2014	$100,000	$100,000	$—	$—
2015	August 3, 2015	$100,000	69,999	$30,001	$—
2016	February 12, 2016	$250,000	139,892	$110,108	$—
July 2016	July 26, 2016	$300,000	247,731	$52,269	$—
2017	April 21, 2017	$250,000	195,000	$55,000	$—
2018	February 16, 2018	$150,000	113,967	$36,033	$—
2019	February 12, 2019	$150,000	106,992	$43,008	$—
Total share repurchase programs			$973,581

The following table presents our dividends and share repurchases for the periods indicated:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2021	$—	$—	$—
Fiscal year 2020	17,480	—	17,480
Fiscal year 2019	35,734	106,992	142,726
Fiscal year 2018	33,312	113,967	147,279
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2015	29,332	169,999	199,331
Total	$178,225	$973,581	$1,151,806
Our ability to pay dividends and make share repurchases is dependent on our ability to obtain funds from our subsidiaries, continued compliance with the financial covenants in our debt agreements and the existence of surplus, as well as our earnings, financial condition, capital expenditure requirements and other factors that our Board deems relevant.

Lease Guarantees - We guarantee certain lease agreements primarily related to divested restaurant properties in circumstances where we have assigned our lease interest. In the event of non-payment by the primary lessees, we may be required to satisfy these lease agreements with cash. See Note 22 - Commitments and Contingencies for additional details regarding our lease guarantees.

Deferred Compensation Programs - Certain Restaurant Managing Partners and Chef Partners in the U.S. (“U.S. Partners”) participate in deferred compensation programs that are subject to the rules of Section 409A of the Internal Revenue Code. The deferred compensation obligations due under these plans was $15.5 million and $28.1 million as of December 26, 2021 and December 27, 2020, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or rabbi trust account for settlement of our obligations under the deferred compensation plans. The obligation for U.S. Partners’ deferred compensation was fully funded as of December 26, 2021.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Summary of Cash Flows and Financial Condition

Cash Flows -The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020
Net cash provided by operating activities	$402,455	$138,849
Net cash used in investing activities	(104,745)	(76,639)
Net cash used in financing activities	(317,419)	(16,773)
Effect of exchange rate changes on cash and cash equivalents	(1,642)	(2,174)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(21,351)	$43,263

Operating activities - Net cash provided by operating activities increased during 2021 as compared to 2020 primarily due to a significant improvement in revenues and operating results, partially offset by: (i) cash paid in connection with the Carrabba’s Italian Grill royalty termination, (ii) timing of collections of gift card receivables, (iii) higher inventory purchases, (iv) payment of payroll taxes deferred in 2020 as a result of the Coronavirus, Aid, Relief and Economic Security Act, (v) cash paid to terminate interest rate swap agreements and (vi) timing of operational payments and receipts.

Investing activities - The increase in net cash used in investing activities during 2021 as compared to 2020 was primarily due to higher capital expenditures, partially offset by higher proceeds from the disposal of property, fixtures and equipment.

Financing activities - The increase in net cash used in financing activities during 2021 as compared to 2020 was primarily due to our capital restructuring and debt payments throughout the fiscal year that lowered bank debt and unsecured notes by an aggregate of $297.0 million.

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Current assets	$352,792	$323,854
Current liabilities	984,625	950,104
Working capital (deficit)	$(631,833)	$(626,250)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $398.8 million and $381.6 million as of December 26, 2021 and December 27, 2020, respectively, and (ii) current operating lease liabilities of $177.0 million and $176.8 million as of December 26, 2021 and December 27, 2020, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales are typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

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

When evaluating for impairment, the total future undiscounted cash flows expected to be generated by the assets are compared to the carrying amount. If the total future undiscounted cash flows expected to be generated by the assets are less than the carrying amount, this may be an indicator of impairment. An impairment loss is recognized in earnings when the asset’s carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model. The key estimates and assumptions used in this model are future cash flow estimates, with material changes generally driven by changes in expected use, and the discount rate. These estimates are subjective and our ability to realize future cash flows and asset fair values is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions and changes in our operating performance. Historically, the change in useful lives of our assets as a result of planned closures or the decision not to renew leases has been a key factor in the impairment we have recognized.

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

If the qualitative assessment is not performed or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the fair value of the reporting unit is calculated. Fair value of a reporting unit is the price a willing buyer would pay for the reporting unit and is estimated by utilizing a weighted average of the income approach, using a discounted cash flow model, and, when appropriate, the market approach including the guideline public company method and guideline transaction method. The key estimates and assumptions used in these models are future cash flow estimates, which are heavily influenced by revenue growth rates, operating margins and capital expenditures. These estimates are subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. The fair value of the trade names is determined through a relief from royalty method.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The carrying value of the reporting unit or trade name is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an indicator of impairment.

The carrying value of goodwill as of December 26, 2021 was $268.4 million. We performed our annual impairment test in the second quarter of 2021 by utilizing the qualitative approach and determined that there were no events or circumstances to indicate that it was more likely than not that the fair value of our reporting units was less than their carrying values.

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

Leases - We use judgment to determine the reasonably certain lease term, which in turn, impacts the applicable incremental borrowing rate (“IBR”) used to calculate the initial lease liability for each portfolio of leases. Other assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data. We determined the present value of the lease liabilities by using a country specific IBR and applying a single rate to the respective portfolio of leases based on term, regardless of the underlying asset type.

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

We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below our specified retention levels or per-claim deductible amounts. Our liability for insurance claims was $53.5 million and $52.8 million as of December 26, 2021 and December 27, 2020, respectively. In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, and the frequency and severity of claims. The establishment of the reserves utilizing such estimates and assumptions is in part based on the premise that historical claims experience is indicative of current or future expected activity, which could differ significantly. Reserves recorded for workers’ compensation and general or liquor liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 50 basis point change in the discount rate in our insurance claim liabilities as of December 26, 2021, would have affected net earnings by $0.8 million in 2021.

Income Taxes - Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years in which we expect those temporary differences to reverse. As of December 26, 2021, tax loss carryforwards and credit carryforwards that do not have a valuation allowance are expected to be recoverable within the applicable statutory expiration periods. We currently expect to utilize general business tax credit carryforwards within a 10-year period. However, our ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in assumptions regarding our level and composition of earnings, tax laws or the deferred tax valuation allowance and the results of tax audits, may materially impact the effective income tax rate.

While we consider all of our tax positions to be fully supportable, our income tax returns, like those of most companies, are periodically audited by U.S. and foreign tax authorities. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and generally accepted accounting principles. A tax benefit from an uncertain position is recognized only if it is more likely than not that the position is sustainable based on its technical merits. For uncertain tax positions that do not meet this threshold, we recognize a liability. The liability for unrecognized tax benefits requires significant management judgment regarding exposures about our various tax positions. These assumptions and probabilities are reviewed and updated based upon new information. An unfavorable tax settlement could require the use of cash and an increase in the amount of income tax expense we recognize. As of December 26, 2021, we had $18.8 million of unrecognized tax benefits, including accrued interest and penalties, that if recognized, would impact our effective income tax rate.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted in 2021 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in commodity prices, labor inflation and foreign currency exchange rates. During 2021, we substantially reduced our variable rate debt borrowings and terminated a significant portion of our interest rate swap agreements, which significantly reduced our market risk exposure related to interest rate risk.

Commodity Pricing Risk

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish, and we are subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices. The related agreements may contain contractual features that limit the price paid by establishing certain price floors and caps. As of December 26, 2021, approximately 70% of our estimated 2022 annual food purchases were covered by fixed contracts, most of which are scheduled to expire during 2022.

During 2021, commodity markets began experiencing elevated levels of inflation across all proteins given strong consumer demand and product shortages due to supply chain disruptions. In addition, higher input costs across labor, fuel, freight and packaging contributed to increases as well. We anticipate commodity inflation to be approximately 11.0% to 13.0% for 2022. Extreme changes in commodity prices or long-term changes could affect our financial results adversely. We expect that in most cases increased commodity prices could be passed through to our customers through increases in menu prices. However, if there is a time lag between the increasing commodity prices and our ability to increase menu prices, or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected. Additionally, from time to time, competitive circumstances could limit menu price flexibility, and in those cases, margins would be negatively impacted by increased commodity prices. Currently we do not use financial instruments to hedge our commodity risk.

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

Labor Inflation

Our restaurant operations are subject to federal and state minimum wage and other laws governing such matters as working conditions, overtime and tip credits. A significant number of our restaurant team members are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. We anticipate high-single digit labor cost inflation during 2022.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in foreign countries. Our exposure to foreign currency exchange risk is primarily related to fluctuations in the Brazilian Real relative to the U.S. dollar. Our operations in other markets consist of Company-owned restaurants on a smaller scale than Brazil. If foreign currency exchange rates depreciate in the countries in which we operate, we may experience declines in our operating results. Currently, we do not use financial instruments to hedge foreign currency exchange rate changes.

BLOOMIN’ BRANDS, INC.
For 2021, 8.8% of our revenue was generated in foreign currencies. A 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues for our foreign entities by $38.9 million. The 10% change would not have had a material effect on Net income.

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates, which could affect our consolidated balance sheet, earnings and cash flows. As of December 26, 2021, our interest rate risk was primarily from variable interest rate changes on our Senior Secured Credit Facility. We manage our exposure to market risk through regular operating and financing activities and when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for speculative purposes. To manage the risk of fluctuations in variable interest rate debt, we have interest rate swaps. As of December 26, 2021, we had interest rate swaps with an aggregate notional amount of $125.0 million that mature on November 30, 2022. See Note 17 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

We utilize valuation models to estimate the effects of changing interest rates. As of December 26, 2021, a potential change from a hypothetical 100 basis point increase/decrease in short-term interest rates would not materially impact the fair value of our interest rate swaps or our annual interest expense.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 26, 2021 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 26, 2021.

The effectiveness of our internal control over financial reporting as of December 26, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

BLOOMIN’ BRANDS, INC.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bloomin’ Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bloomin’ Brands, Inc. and its subsidiaries (the “Company”) as of December 26, 2021 and December 27, 2020, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 26, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments and contracts in an entity’s own equity in 2021 and the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Insurance Reserves

As described in Notes 2 and 22 to the consolidated financial statements, the Company’s consolidated discounted insurance reserves balance was $53.5 million as of December 26, 2021. The Company carries insurance programs with specific retention levels or high per-claim deductibles for a significant portion of expected losses under its workers’ compensation, general or liquor liability, health, property and management liability insurance programs. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, management considers certain actuarial assumptions and judgments regarding economic conditions and the frequency and severity of claims. Reserves recorded for workers’ compensation and general liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of insurance reserves. These procedures also included, among others (i) evaluating management’s process for developing the insurance reserves, (ii) evaluating the appropriateness of management’s actuarial methods used, (iii) evaluating the reasonableness of the actuarial assumptions related to economic conditions and the frequency and severity of claims, and (iv) testing the completeness and accuracy of underlying

BLOOMIN’ BRANDS, INC.
data used in the valuation. Evaluating the actuarial assumptions related to economic conditions and the frequency and severity of claims involved evaluating whether the assumptions were reasonable considering inflation and the environment, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s actuarial methods used in determining the insurance reserves and evaluating the reasonableness of assumptions related to economic conditions.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 23, 2022

We have served as the Company’s auditor since 1998.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 26, 2021	DECEMBER 27, 2020
ASSETS
Current assets
Cash and cash equivalents	$87,585	$109,980
Restricted cash and cash equivalents	1,472	428
Inventories	79,112	61,928
Other current assets, net	184,623	151,518
Total current assets	352,792	323,854
Property, fixtures and equipment, net	842,012	887,687
Operating lease right-of-use assets	1,130,873	1,172,910
Goodwill	268,444	271,164
Intangible assets, net	453,412	459,983
Deferred income tax assets, net	168,068	153,883
Other assets, net	78,670	92,626
Total assets	$3,294,271	$3,362,107
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$167,978	$141,457
Accrued and other current liabilities	406,894	388,321
Unearned revenue	398,795	381,616
Current portion of long-term debt	10,958	38,710
Total current liabilities	984,625	950,104
Non-current operating lease liabilities	1,179,447	1,217,921
Long-term debt, net	782,107	997,770
Other long-term liabilities, net	125,242	185,355
Total liabilities	3,071,421	3,351,150
Commitments and contingencies (Note 22)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of December 26, 2021 and December 27, 2020	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 89,252,823 and 87,855,571 shares issued and outstanding as of December 26, 2021 and December 27, 2020, respectively	893	879
Additional paid-in capital	1,119,728	1,132,808
Accumulated deficit	(698,171)	(918,096)
Accumulated other comprehensive loss	(205,989)	(211,446)
Total Bloomin’ Brands stockholders’ equity	216,461	4,145
Noncontrolling interests	6,389	6,812
Total stockholders’ equity	222,850	10,957
Total liabilities and stockholders’ equity	$3,294,271	$3,362,107

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	FISCAL YEAR
	2021	2020	2019
Revenues
Restaurant sales	$4,061,093	$3,144,636	$4,075,014
Franchise and other revenues	61,292	25,925	64,375
Total revenues	4,122,385	3,170,561	4,139,389
Costs and expenses
Food and beverage costs	1,229,689	982,702	1,277,824
Labor and other related	1,154,623	1,005,295	1,207,289
Other restaurant operating	1,006,371	846,566	982,051
Depreciation and amortization	163,391	180,261	196,811
General and administrative	245,616	254,356	275,239
Provision for impaired assets and restaurant closings	13,737	76,354	9,085
Total costs and expenses	3,813,427	3,345,534	3,948,299
Income (loss) from operations	308,958	(174,973)	191,090
Loss on extinguishment and modification of debt	(2,073)	(237)	—
Other income (expense), net	26	131	(143)
Interest expense, net	(57,614)	(64,442)	(49,257)
Income (loss) before provision (benefit) for income taxes	249,297	(239,521)	141,690
Provision (benefit) for income taxes	26,384	(80,726)	7,573
Net income (loss)	222,913	(158,795)	134,117
Less: net income (loss) attributable to noncontrolling interests	7,358	(80)	3,544
Net income (loss) attributable to Bloomin’ Brands	215,555	(158,715)	130,573
Redemption of preferred stock in excess of carrying value	—	(3,496)	—
Net income (loss) attributable to common stockholders	$215,555	$(162,211)	$130,573

Net income (loss)	$222,913	$(158,795)	$134,117
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,597)	(37,516)	(16,625)
Unrealized gain (loss) on derivatives, net of tax	86	(14,741)	(11,944)
Reclassification of adjustments for loss on derivatives included in Net income (loss), net of tax	7,392	9,923	1,805
Amortization of terminated interest rate swaps, net of tax	4,576	—	—
Comprehensive income (loss)	228,370	(201,129)	107,353
Less: comprehensive income (loss) attributable to noncontrolling interests	7,358	(744)	3,801
Comprehensive income (loss) attributable to Bloomin’ Brands	$221,012	$(200,385)	$103,552

Earnings (loss) per share attributable to common stockholders:
Basic	$2.42	$(1.85)	$1.47
Diluted	$2.00	$(1.85)	$1.45
Weighted average common shares outstanding:
Basic	88,981	87,468	88,839
Diluted	107,803	87,468	89,777

Cash dividends declared per common share	$—	$0.20	$0.40

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

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT

Balance, December 27, 2020	87,856	$879	$1,132,808	$(918,096)	$(211,446)	$6,812	$10,957
Cumulative-effect from a change in accounting principle, net of tax	—	—	(47,323)	4,370	—	—	(42,953)
Net income	—	—	—	215,555	—	7,358	222,913
Other comprehensive income, net of tax	—	—	—	—	5,457	—	5,457
Stock-based compensation	—	—	24,405	—	—	—	24,405
Common stock issued under stock plans (1)	1,397	14	9,836	—	—	—	9,850
Purchase of noncontrolling interests	—	—	2	—	—	(5)	(3)
Distributions to noncontrolling interests	—	—	—	—	—	(9,123)	(9,123)
Contributions from noncontrolling interests	—	—	—	—	—	1,347	1,347
Balance, December 26, 2021	89,253	$893	$1,119,728	$(698,171)	$(205,989)	$6,389	$222,850
________________
(1)Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2021	2020	2019

Cash flows provided by operating activities:
Net income (loss)	$222,913	$(158,795)	$134,117
Adjustments to reconcile Net income (loss) to cash provided by operating activities:
Depreciation and amortization	163,391	180,261	196,811
Amortization of debt discounts and issuance costs	4,494	10,142	2,517
Amortization of deferred gift card sales commissions	26,012	20,927	26,094
Provision for impaired assets and restaurant closings	13,737	76,354	9,085
Amortization of unrealized loss on terminated interest rate swaps	6,160	—	—
Non-cash operating lease costs	78,272	74,436	73,357
Provision for expected credit losses and contingent lease liabilities	946	7,225	—
Inventory obsolescence and spoilage	—	10,169	—
Stock-based and other non-cash compensation expense	24,405	14,802	24,651
Deferred income tax benefit	(3,346)	(88,256)	(25,890)
(Gain) loss on disposal of property, fixtures and equipment	(1,322)	1,261	(2,984)
Other, net	1,516	(4,956)	(10,265)
Change in assets and liabilities:
(Increase) decrease in inventories	(18,210)	19,857	(15,388)
(Increase) decrease in other current assets	(58,397)	14,392	(40,519)
(Increase) decrease in other assets	(2,073)	3,688	(890)
Decrease in operating right-of-use assets, net	160	412	391
Increase (decrease) in accounts payable and accrued and other current liabilities	25,619	(61,638)	(23,497)
Increase in unearned revenue	17,225	10,569	26,676
Decrease in operating lease liabilities	(90,387)	(50,626)	(69,886)
(Decrease) increase in other long-term liabilities	(8,660)	58,625	13,223
Net cash provided by operating activities	402,455	138,849	317,603
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	9,322	2,178	18,291
Proceeds from sale-leaseback transactions, net	—	—	7,085
Capital expenditures	(122,830)	(87,842)	(161,926)
Other investments, net	8,763	9,025	5,259
Net cash used in investing activities	$(104,745)	$(76,639)	$(131,291)

		(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2021	2020	2019

Cash flows used in financing activities:
Proceeds from issuance of long-term debt	$200,000	$—	$—
Repayments of long-term debt and finance lease obligations	(431,166)	(26,326)	(27,259)
Proceeds from borrowings on revolving credit facilities	470,000	505,000	670,800
Repayments of borrowings on revolving credit facilities	(837,000)	(657,000)	(671,300)
Financing fees	(5,868)	(3,096)	—
Proceeds from issuance of senior notes	300,000	—	—
Proceeds from issuance of convertible senior notes	—	230,000	—
Proceeds from issuance of warrants	—	46,690	—
Purchase of convertible note hedge	—	(66,240)	—
Issuance costs related to senior notes	(5,546)	(8,416)	—
Proceeds (payments of taxes) from share-based compensation, net	9,850	(7)	2,707
Distributions to noncontrolling interests	(9,123)	(1,908)	(7,214)
Contributions from noncontrolling interests	1,347	451	1,349
Purchase of limited partnership and noncontrolling interests	(3)	(60)	(41)
Payments for partner equity plan	(9,910)	(16,906)	(15,675)
Repurchase of common stock	—	—	(106,992)
Cash dividends paid on common stock	—	(17,480)	(35,734)
Redemption of subsidiary preferred stock	—	(1,475)	—
Net cash used in financing activities	(317,419)	(16,773)	(189,359)
Effect of exchange rate changes on cash and cash equivalents	(1,642)	(2,174)	(1,631)
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,351)	43,263	(4,678)
Cash, cash equivalents and restricted cash as of the beginning of the period	110,408	67,145	71,823
Cash, cash equivalents and restricted cash as of the end of the period	$89,057	$110,408	$67,145
Supplemental disclosures of cash flow information:
Cash paid for interest	$47,036	$52,630	$47,893
Cash paid for income taxes, net of refunds	$36,336	$8,415	$23,995
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$43,363	$19,451	$67,955
Leased assets obtained in exchange for new finance lease liabilities	$1,238	$1,367	$208
Increase (decrease) in liabilities from the acquisition of property, fixtures and equipment	$2,344	$1,152	$(2,899)

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

To ensure timely reporting, the Company consolidates the results of its Brazil operations on a one-month calendar lag. There were no intervening events that would materially affect the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended December 26, 2021.

COVID-19 Pandemic - In March 2020, the Company temporarily closed all restaurant dining rooms to comply with state and local regulations in response to the COVID-19 pandemic (“COVID-19”). In early May 2020, the Company began to reopen its restaurant dining rooms with limited seating capacity in compliance with state and local regulations. The temporary closure of the Company’s dining rooms and the limitations on seating capacity due to the COVID-19 pandemic resulted in significantly reduced traffic in its restaurants which negatively impacted its operating results during 2020. See Note 3 - 2020 COVID-19 Charges for details regarding certain charges resulting from the COVID-19 pandemic.

During 2021, the recovery of in-restaurant dining continued as COVID-19 capacity restrictions were eased or eliminated. Concerns over the variants of COVID-19 impacted this recovery, however, the Company continued to retain a significant portion of the incremental off-premises volume achieved while its dining rooms were closed last year.

Principles of Consolidation - All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities’ operations. The Company is a franchisor of 329 full-service restaurants and off-premises kitchens as of December 26, 2021, but does not possess any ownership interests in its franchisees and does not provide material direct financial support to its franchisees. These franchise relationships are not deemed variable interest entities and are not consolidated.

Investments in entities the Company does not control, but where the Company’s interest is generally between 20% and 50% and the Company has the ability to exercise significant influence over the entity, are accounted for under the equity method.

Fiscal Year - The Company utilizes a 52-53-week year ending on the last Sunday in December. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. All periods presented consisted of 52 weeks.

Use of Estimates - The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Cash and Cash Equivalents - Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less. Cash and cash equivalents include $41.3 million and $37.1 million, as of December 26, 2021 and December 27, 2020, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

Concentrations of Credit and Counterparty Risk - Financial instruments that potentially subject the Company to a concentration of credit risk and credit losses are through credit card and trade receivables consisting primarily of amounts due for gift card, vendor, franchise and other receivables. Gift card, vendor and other receivables consist primarily of amounts due from gift card resellers and vendor rebates. The Company considers the concentration of credit risk for gift card, vendor and other receivables to be minimal due to the payment histories and general financial condition of its gift card resellers and vendors. Amounts due from franchisees consist of initial franchise fees, royalty income and advertising fees. See Note 8 - Other Current Assets, Net for disclosure of trade receivables by category as of December 26, 2021 and December 27, 2020.

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

In instances where there is no established loss history, S&P speculative-grade default rates are utilized as an estimated expected credit loss rate.

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

Repair and maintenance costs that maintain the appearance and functionality of the restaurant, but do not extend the useful life of any restaurant asset are expensed as incurred. The Company suspends depreciation and amortization for assets held for sale. The cost and related accumulated depreciation of assets sold or disposed of are removed from the Company’s Consolidated Balance Sheets, and any resulting gain or loss is generally recognized in Other restaurant operating expense in its Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company capitalizes direct and indirect internal costs associated with the acquisition, development, design and construction of Company-owned restaurant locations as these costs have a future benefit to the Company. Upon restaurant opening, these costs are depreciated and charged to depreciation and amortization expense. Internal costs of $3.7 million, $2.7 million and $6.4 million were capitalized during 2021, 2020 and 2019, respectively.

For 2021 and 2020, computer equipment and software costs of $3.4 million and $1.4 million, respectively, were capitalized. As of December 26, 2021 and December 27, 2020, there was $6.4 million and $8.8 million, respectively, of unamortized computer equipment and software included in Property, fixtures and equipment, net on the Company’s Consolidated Balance Sheets.

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

Deferred Debt Issuance Costs - For its revolving credit facility, the Company records deferred debt issuance costs related to the issuance of debt obligations in Other assets, net on its Consolidated Balance Sheets. For fees associated with all other debt obligations, the Company records deferred debt issuance costs as a reduction of Long-term debt, net.

The Company amortizes deferred debt issuance costs to interest expense over the term of the respective financing arrangement, primarily using the effective interest method. The Company amortized deferred debt issuance costs of $4.5 million, $3.9 million and $2.5 million to Interest expense, net for 2021, 2020 and 2019, respectively.

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

Revenue Recognition - The Company records food and beverage revenues, net of discounts and taxes, upon delivery to the customer. Franchise-related revenues are included in Franchise and other revenues in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Royalties, which are a percentage of net sales of the franchisee, are recognized as revenue in the period which the sales are reported to have occurred provided collectability is reasonably assured.

Proceeds from the sale of gift cards, which do not have expiration dates, are recorded as deferred revenue and recognized as revenue upon redemption by the customer. The Company applies the portfolio approach practical

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

expedient to account for gift card contracts and performance obligations. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized using estimates based on historical redemption patterns. If actual redemptions vary from assumptions used to estimate breakage, gift card breakage income may differ from the amount recorded. The Company periodically updates its estimates used for breakage. Breakage revenue is recorded as a component of Restaurant sales in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Approximately 84% of deferred gift card revenue is expected to be recognized within 12 months of inception.

Gift card sales commissions paid to third-party providers are capitalized and subsequently amortized to Other restaurant operating expense based on historical gift card redemption patterns. See Note 4 - Revenue Recognition for rollforwards of deferred gift card sales commissions and unearned gift card revenue.

Advertising fees charged to franchisees are recognized in Franchise and other revenues in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) provided collectability is reasonably assured. Initial franchise and renewal fees are recognized over the term of the franchise agreement and renewal period, respectively. The weighted average remaining term of franchise agreements and renewal periods was approximately 12 years as of December 26, 2021.

The Company maintains a customer loyalty program, Dine Rewards, in the U.S., where customers earn a reward after attaining qualified spend amounts. The Company’s estimate of the value of the reward is recorded as deferred revenue. Each reward must be redeemed within specified time limits of earning such reward. The revenue associated with the fair value of the reward is recognized upon the earlier of redemption or expiration of the reward. The Company applies the practical expedient to exclude disclosures regarding loyalty program remaining performance obligations, which have original expected durations of less than one year.

The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and reports revenue net of taxes in its Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases - The Company’s determination of whether an arrangement contains a lease is based on an evaluation of whether the arrangement conveys the right to use and control specific property or equipment. The Company leases restaurant and office facilities and certain equipment under operating leases primarily having initial terms between one and 20 years. Restaurant facility leases generally have renewal periods totaling five to 30 years, exercisable at the option of the Company. Contingent rentals represent payment of variable lease obligations based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement for certain restaurant facility leases. The Company also has certain leases, which reset periodically based on a specified index. Such leases are recorded using the index that existed at lease commencement. Subsequent changes in the index are recorded as variable rental payments. Variable rental payments are expensed as incurred in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and future variable rent obligations are not included within the lease liabilities on the Consolidated Balance Sheets. The depreciable life of lease assets and leasehold improvements are limited by the expected lease term. None of the Company’s leases contain any material residual value guarantees or restrictive covenants.

The Company accounts for fixed lease and non-lease components of a restaurant facility lease as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to account for the lease assets and liabilities. Leases with an initial term of 12 months or less are not recorded on its Consolidated Balance Sheets and are recognized on a straight-line basis over the lease term within Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably certain. Rent expense is recorded in Other restaurant operating in the Company’s

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidated Statements of Operations and Comprehensive Income (Loss). Payments received from landlords as incentives for leasehold improvements are recorded as a reduction of the right-of-use asset and amortized on a straight-line basis over the term of the lease as a reduction of rent expense.

In April 2020, the FASB issued a question-and-answer document focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19 (the “Lease Modification Q&A”). The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease when the total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. The Company elected this practical expedient for COVID-19-related rent concessions, primarily rent deferrals or rent abatements, and has elected not to remeasure the related lease liability and right-of-use asset for those leases. Rent deferrals are accrued with no impact to straight-line rent expense. Rent abatements are recognized as a reduction of variable rent expense in the month they occur. This election will continue while these concessions are in effect.

Pre-Opening Expenses - Non-capital expenditures associated with opening new restaurants are expensed as incurred and are included in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Consideration Received from Vendors - The Company receives consideration for a variety of vendor-sponsored programs, such as volume rebates, promotions and advertising allowances. Advertising allowances are intended to offset the Company’s costs of promoting and selling menu items in its restaurants. Vendor consideration is recorded as a reduction of Food and beverage costs or Other restaurant operating expense when recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Restaurant closure costs, including lease termination fees, are expensed as incurred. When the Company ceases using the property rights under a non-cancelable operating lease, it records a liability for the net present value of any remaining non-rent lease-related obligations, less the estimated subtenant cost recovery that can reasonably be obtained for the property. Any subsequent adjustment to that liability as a result of lease termination or changes in estimates of cost recovery is recorded in the period incurred. The associated expense is recorded in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable.

Advertising Costs - Advertising production costs are expensed in the period when the advertising first occurs. All other advertising costs are expensed in the period in which the costs are incurred. Advertising expense of $59.7 million, $67.3 million and $146.1 million for 2021, 2020 and 2019, respectively, was recorded in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Legal Costs - Settlement costs are accrued when they are deemed probable and reasonably estimable. Legal fees are recognized as incurred and are reported in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Research and Development Expenses (“R&D”) - R&D is expensed as incurred in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). R&D primarily consists of payroll and benefit costs. R&D was $2.6 million, $2.4 million and $3.4 million for 2021, 2020 and 2019, respectively.

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

The Company estimates future bonuses and deferred compensation obligations to U.S. Partners and Area Operating Partners, using current and historical information on restaurant performance and records the long-term portion of partner obligations in Other long-term liabilities, net on its Consolidated Balance Sheets. Monthly Payments and deferred compensation expenses for U.S. Partners are included in Labor and other related expenses and Monthly Payments and bonus expense for Area Operating Partners are included in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

During 2021, the Company issued performance-based share units (“PSUs”) that included a relative total shareholder return (“Relative TSR”) modifier to the final payout outcome, which can adjust the payout percentage based on the achieved performance metric. The Relative TSR is measured by comparing the Company’s Relative TSR to that of the constituents of the S&P 1500 Restaurants index.

Basic and Diluted Earnings (Loss) per Share - The Company computes basic earnings (loss) per share based on the weighted average number of common shares that were outstanding during the period. Except where the result would be antidilutive, diluted earnings per share includes the dilutive effect of common stock equivalents, consisting of stock options, restricted stock units and performance-based share units, measured using the treasury stock method, and the Company’s convertible senior notes and related warrants, measured using the if-converted method. Performance-based share units are considered dilutive when the related performance criterion has been met.

The Company has provided the trustee of the 2025 Notes notice of its irrevocable election under the 2025 Notes indenture to settle the principal portion of the 2025 Notes upon conversion in cash and any excess in shares. As a result, only the amounts in excess of the principal amount, if applicable, are considered in diluted earnings per share.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Foreign Currency Translation and Transactions - For non-U.S. operations, the functional currency is the local currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date with the translation adjustments recorded in Accumulated other comprehensive loss in the Company’s Consolidated Statements of Changes in Stockholders’ Equity. Results of operations are translated using the average exchange rates for the reporting period. Foreign currency exchange transaction losses are recorded in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company adopted ASU No. 2016-02 using December 31, 2018 as the date of initial application and recorded a reduction in Accumulated deficit of $141.3 million primarily related to the derecognition of deferred gains on sale-leaseback transactions, net of related deferred tax assets. Consequently, financial information and the disclosures required under the new standard were not provided for dates and periods before December 31, 2018. The Company also elected a transition package including practical expedients that permitted it not to reassess the classification and initial direct costs of expired or existing contracts and leases, to not separate lease and non-lease components of restaurant facility leases executed subsequent to adoption, and to not evaluate land easements that exist or expired before the adoption. In preparation for adoption, the Company implemented a new lease accounting system.

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period. These reclassifications had no effect on previously reported net income.

3.    2020 COVID-19 Charges

Following is a summary of the charges recorded in connection with the COVID-19 pandemic for the period indicated (dollars in thousands):

CHARGES	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	FISCAL YEAR
		2020
Inventory obsolescence and spoilage	Food and beverage costs	$10,450
Compensation for idle employees (1)	Labor and other related	29,993
Other operating charges	Other restaurant operating	3,219
Lease guarantee contingent liabilities (2)	General and administrative	4,188
Allowance for expected credit losses (3)	General and administrative	3,334
Other charges	General and administrative	2,719
Right-of-use asset impairment (4)	Provision for impaired assets and restaurant closings	32,992
Fixed asset impairment (4)	Provision for impaired assets and restaurant closings	34,423
Goodwill and other impairment (5)	Provision for impaired assets and restaurant closings	3,190
		$124,508
________________
(1)Represents relief pay for hourly employees impacted by the closure of dining rooms, net of $14.9 million of employee retention tax credits earned.
(2)Represents additional contingent liabilities recorded for lease guarantees related to certain former restaurant locations now operated by franchisees or other third parties.
(3)Includes additional reserves to reflect an increase in expected credit losses, primarily related to franchise receivables.
(4)Includes impairments resulting from the remeasurement of assets utilizing projected future cash flows revised for then-current economic conditions, restructuring charges, the closure of certain restaurants and in connection with the Out West Resolution Agreement. See Note 5 - Impairments, Exit Costs and Disposals and Note 4 - Revenue Recognition, for details regarding COVID-19 Restructuring costs and the Out West Resolution Agreement, respectively.
(5)Includes impairment of goodwill for the Company’s Hong Kong subsidiary. See Note 10 - Goodwill and Intangible Assets, Net for details regarding impairment of goodwill.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Revenues
Restaurant sales	$4,061,093	$3,144,636	$4,075,014
Franchise and other revenues
Franchise revenues	45,520	21,195	52,147
Other revenues (1)	15,772	4,730	12,228
Total Franchise and other revenues	61,292	25,925	64,375
Total revenues	$4,122,385	$3,170,561	$4,139,389
________________
(1)For 2021, includes a $3.1 million benefit from the recognition of recoverable Program of Social Integration (“PIS”) and Contribution for the Financing of Social Security (“COFINS”) taxes within other revenues in connection with favorable court rulings in Brazil regarding the calculation methodology and taxable base. The amount recognized primarily represents refundable PIS and COFINS taxes for prior years, including accrued interest, and will be recovered by offsetting future PIS and COFINS taxes due.

The following table includes the disaggregation of Restaurant sales and franchise revenues, by restaurant concept and major international market, for the periods indicated:

	FISCAL YEAR
	2021		2020		2019
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$2,175,909	$29,725	$1,760,071	$9,898	$2,135,776	$38,614
Carrabba’s Italian Grill	653,231	2,439	497,212	1,309	613,031	2,112
Bonefish Grill	544,068	641	396,193	346	574,004	787
Fleming’s Prime Steakhouse & Wine Bar	332,607	—	209,564	—	307,199	—
Other	9,033	9	6,507	—	4,658	—
U.S. total	3,714,848	32,814	2,869,547	11,553	3,634,668	41,513
International
Outback Steakhouse Brazil	258,997	—	206,280	—	355,837	—
Other (1)	87,248	12,706	68,809	9,642	84,509	10,634
International total	346,245	12,706	275,089	9,642	440,346	10,634
Total	$4,061,093	$45,520	$3,144,636	$21,195	$4,075,014	$52,147
____________________
(1)Includes Restaurant sales for the Company’s Abbraccio concept in Brazil.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Other current assets, net
Deferred gift card sales commissions	$17,793	$19,300

Unearned revenue
Deferred gift card revenue	$387,945	$373,048
Deferred loyalty revenue	9,386	8,026
Deferred franchise fees - current	443	469
Other	1,021	73
Total Unearned revenue	$398,795	$381,616

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,280	$4,301

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Balance, beginning of period	$19,300	$18,554	$16,431
Deferred gift card sales commissions amortization	(26,012)	(20,927)	(26,094)
Deferred gift card sales commissions capitalization	26,625	22,923	29,894
Other	(2,120)	(1,250)	(1,677)
Balance, end of period	$17,793	$19,300	$18,554

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Balance, beginning of period	$373,048	$358,757	$333,794
Gift card sales	330,841	306,016	420,229
Gift card redemptions	(298,397)	(277,675)	(376,477)
Gift card breakage	(17,547)	(14,050)	(18,789)
Balance, end of period	$387,945	$373,048	$358,757

Franchisee Deferred Payment Agreement - On December 27, 2020, the Company entered into an agreement (the “Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), who currently franchises approximately 80 Outback Steakhouse restaurants in the western United States, primarily in California. The Resolution Agreement ends on December 31, 2023 or upon the earlier occurrence of certain specified events, including the sale of all or substantially all of the assets or equity of Out West, bankruptcy or a liquidation event (“Qualifying Event”) (the “Forbearance Period”). Prior to the Resolution Agreement, Out West was in default of its franchise agreements for nonpayment of certain amounts due, and simultaneously in default of its credit agreement with its lenders primarily due to the significant impact of the COVID-19 pandemic. Under the terms of the Resolution Agreement, the Company agreed to:

•not call upon any previous default under the existing franchise agreements during the Forbearance Period;
•reduce future advertising fees to 2.25% of gross sales during the Forbearance Period;
•permanently waive unpaid royalty and advertising fees for the period of February 24, 2020 to July 26, 2020;

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•allow for closure of four restaurants and certain sublease modifications (the “Property Concessions”);
•allow for closure of up to ten additional restaurants during the first 12 months of the Resolution Agreement, without imposition of any penalties or accelerated royalties;
•defer all non-waived past due royalties and advertising fees through November 22, 2020, and for certain permitted restaurant closings in connection with the Property Concessions, defer accelerated rent and royalties that otherwise would have been due under the terms and conditions of the respective franchise agreements and leases or subleases (the “Initial Deferred Balance”); and
•defer all past due rents through December 27, 2020 on subleased properties totaling $3.6 million until April 2021 when the balance will be repaid over an 18-month period.

In connection with the Property Concessions, the Company recognized $4.7 million of lease right-of-use asset impairment during the thirteen weeks ended December 27, 2020, within the U.S. segment.

At the time of the Resolution Agreement, no deferred or previously waived amounts had been recorded as revenue, with the exception of a $3.1 million receivable balance that had been previously fully reserved. Collections of deferred amounts, and any future amounts due under the Resolution Agreement or the Company’s franchise agreements after November 22, 2020, will be recognized when collectability is reasonably assured.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.     Impairments, Exit Costs and Disposals

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Impairment losses
U.S. (1)	$11,945	$65,129	$6,381
International (1)(2)	1,186	3,468	2,026
Corporate (3)	270	6,226	727
Total impairment losses	13,401	74,823	9,134
Restaurant closure charges (benefits)
U.S. (1)	422	1,358	(105)
International (1)	(86)	173	56
Total restaurant closure charges (benefits)	336	1,531	(49)
Provision for impaired assets and restaurant closings	$13,737	$76,354	$9,085
____________________
(1)U.S. and international impairment and closure charges during 2020 primarily relate to the COVID-19 pandemic, including charges related to the COVID-19 Restructuring discussed below and the Out West Resolution Agreement. See Note 3 - 2020 COVID-19 Charges for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.
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

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	FISCAL YEAR
DESCRIPTION		2020
Property, fixtures and equipment impairments	Provision for impaired assets and restaurant closings	$18,766
Lease right-of-use asset impairments and closure charges	Provision for impaired assets and restaurant closings	5,003
Severance and other expenses	General and administrative	1,097
		$24,866

The remaining impairment and closure charges during the periods presented resulted primarily from locations identified for closure or relocation.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accrued Facility Closure and Other Costs Rollforward - The following table is a rollforward of the Company’s closed facility lease liabilities and other accrued costs associated with closure and restructuring initiatives for the period indicated:

FISCAL YEAR
(dollars in thousands)	2021
Beginning of the year	$12,879
Cash payments	(4,739)
Accretion	906
Adjustments	(561)
End of the year (1)	$8,485
________________
(1)As of December 26, 2021, the Company had exit-related accruals associated with closure and restructuring initiatives of $2.9 million recorded in Accrued and other current liabilities and $5.6 million recorded in Non-current operating lease liabilities on its Consolidated Balance Sheet.

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

6.         Earnings (Loss) Per Share

The dilutive effect of the 2025 Notes is calculated using the if-converted method. To the extent the Company has ability to settle its 2025 Notes in shares of its common stock, the principal and conversion spread on the 2025 Notes will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $11.89 per share of common stock. In February 2021, the Company provided the trustee of its 2025 Notes notice of the Company’s irrevocable election to settle the principal portion of the 2025 Notes in cash and any excess in shares. As a result, subsequent to the election, only the amounts in excess of the principal amount are considered in diluted earnings per share under the if-converted method.

In connection with the offering of the 2025 Notes, the Company entered into the Convertible Note Hedge Transactions and Warrant Transactions described in Note 14 - Convertible Senior Notes. However, the Convertible Note Hedge Transactions are not considered when calculating dilutive shares given their anti-dilutive impact as an offset to dilution of shares underlying the 2025 Notes. The Warrant Transactions have a dilutive effect on the Company’s common stock to the extent the price of its common stock exceeds the $16.64 strike price of the Warrant Transactions. See Note 14 - Convertible Senior Notes for additional information regarding the 2025 Notes, Convertible Note Hedge Transactions and Warrant Transactions.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the computation of basic and diluted earnings (loss) per share attributable to common stockholders for the periods indicated:

	FISCAL YEAR
(in thousands, except per share data)	2021	2020	2019
Net income (loss) attributable to Bloomin’ Brands	$215,555	$(158,715)	$130,573
Redemption of preferred stock in excess of carrying value (1)	—	(3,496)	—
Net income (loss) attributable to common stockholders	215,555	(162,211)	130,573
Convertible senior notes if-converted method interest adjustment, net of tax (2)	345	—	—
Diluted net income (loss) attributable to common stockholders	$215,900	$(162,211)	$130,573

Basic weighted average common shares outstanding	88,981	87,468	88,839

Effect of dilutive securities:
Stock options	779	—	571
Nonvested restricted stock units	355	—	295
Nonvested performance-based share units	61	—	72
Convertible senior notes (2)(3)	11,377	—	—
Warrants (3)	6,250	—	—
Diluted weighted average common shares outstanding	107,803	87,468	89,777

Basic earnings (loss) per share attributable to common stockholders	$2.42	$(1.85)	$1.47
Diluted earnings (loss) per share attributable to common stockholders	$2.00	$(1.85)	$1.45
________________
(1)Consideration paid in excess of carrying value for the redemption of its Abbraccio preferred stock is considered a deemed dividend and, for purposes of calculating earnings per share, reduces net income attributable to common stockholders. See Note 16 - Stockholders’ Equity for additional details.
(2)Adjustment for interest related to the 2025 Notes weighted for the portion of the period prior to the Company’s election under the 2025 Notes indenture to settle the principal portion of its 2025 Notes in cash. Effective with the Company’s election, there will be no further numerator adjustments for interest or denominator adjustments for shares required to settle the principal portion.
(3)Due to the Company’s net loss during 2020, dilutive excess shares, if applicable, and warrants were excluded from the computation of diluted earnings per share as their effect would be antidilutive.

Share-based compensation-related weighted average securities outstanding not included in the computation of net earnings (loss) per share attributable to common stockholders because their effect was antidilutive were as follows, for the periods indicated:

	FISCAL YEAR
(shares in thousands)	2021	2020	2019
Stock options	751	5,155	4,003
Nonvested restricted stock units	128	682	158
Nonvested performance-based share units	377	514	277

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.           Stock-based and Deferred Compensation Plans

Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Stock options	$2,286	$3,743	$5,270
Restricted stock units	8,184	8,559	8,949
Performance-based share units (1)	13,821	2,414	5,471
	$24,291	$14,716	$19,690
________________
(1)For 2021, includes a cumulative life-to-date adjustment for PSUs granted in fiscal years 2019, 2020 and 2021 based on revised Company performance projections of performance criteria set forth in the award agreements.

Stock Options - Stock options generally vest and become exercisable over a period of four years in an equal number of shares each year. Stock options have an exercisable life of no more than ten years from the date of grant. The Company settles stock option exercises with authorized but unissued shares of the Company’s common stock.

The following table presents a summary of the Company’s stock option activity:

(in thousands, except exercise price and contractual life)	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 27, 2020	5,422	$19.76	5.1	$6,575
Exercised	(936)	$15.98
Forfeited or expired	(210)	$23.34
Outstanding as of December 26, 2021	4,276	$20.42	4.7	$7,304
Exercisable as of December 26, 2021	3,905	$20.36	4.4	$7,032

Assumptions used in the Black-Scholes option pricing model and the weighted average fair value of option awards granted were as follows for the period indicated:

FISCAL YEAR
2019
Assumptions:
Risk-free interest rate (1)	2.34%
Dividend yield (2)	1.94%
Expected term (3)	4.8 years
Weighted average volatility (4)	31.05%

Weighted average grant date fair value per option	$5.07
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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following represents stock option compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Intrinsic value of options exercised	$8,419	$2,201	$7,929
Cash received from option exercises, net of tax withholding	$14,951	$4,609	$6,501
Fair value of stock options vested	$19,246	$16,468	$18,136
Tax benefits for stock option compensation expense	$1,942	$535	$1,932

Unrecognized stock option expense	$525
Remaining weighted average vesting period	0.6 years

Restricted Stock Units - Beginning in 2019, restricted stock units granted generally vest over a period of three years and restricted stock units granted prior to 2019 generally vest over a period of four years, in an equal number of shares each year. Following is a summary of the Company’s restricted stock unit activity:

(shares in thousands)	NUMBER OF RESTRICTED STOCK UNIT AWARDS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding as of December 27, 2020	1,034	$18.12
Granted	319	$25.93
Vested	(508)	$18.57
Forfeited	(115)	$18.47
Outstanding as of December 26, 2021	730	$21.16

The following represents restricted stock unit compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Fair value of restricted stock vested	$9,434	$8,973	$8,200
Tax benefits for restricted stock compensation expense	$1,592	$1,614	$1,672

Unrecognized restricted stock expense	$9,315
Remaining weighted average vesting period	1.8 years

Performance-based Share Units - The number of PSUs that vest is determined for each year based on the achievement of certain performance criteria as set forth in the award agreement and may range from zero to 200% of the annual target grant. The PSUs are settled in shares of common stock, with holders receiving one share of common stock for each performance-based share unit that vests. The fair value of PSUs is based on the closing price of the Company’s common stock on the grant date. Compensation expense for PSUs is recognized over the vesting period when it is probable the performance criteria will be achieved.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a summary of the Company’s PSU activity:

(shares in thousands)	PERFORMANCE-BASED SHARE UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER AWARD
Outstanding as of December 27, 2020	673	$20.37
Granted	328	$28.98
Vested	(147)	$23.05
Forfeited	(95)	$24.11
Outstanding as of December 26, 2021	759	$23.11

In February 2021, the Company granted 0.3 million PSUs with a three-year cliff vesting period and adjusted diluted earnings per share performance metric. These grants include a Relative TSR modifier to the final payout outcome, which can adjust the payout by 75%, 100% or 125% of the achieved performance metric, with the overall payout capped at 200% of the annual target grant. The fair value of PSUs granted was estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the trading price of the Company’s common stock on the date of the grant.

Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the period indicated:

FISCAL YEAR
2021
Assumptions:
Risk-free interest rate (1)	0.20%
Volatility (2)	48.45%

Grant date fair value per unit (3)	$29.73
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Based on the historical volatility of the Company’s stock over the last seven years.
(3)Represents a 14.3% premium above the per share value of the Company’s common stock as of the grant date.

The following represents PSU compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Tax benefits for PSU compensation expense	$134	$1,570	$857

Unrecognized PSU expense	$16,522
Remaining weighted average vesting period (1)	1.4 years
________________
(1)PSUs typically vest after three years.

As of December 26, 2021, the maximum number of shares of common stock available for issuance for equity instruments pursuant to the 2020 Omnibus Incentive Compensation Plan was 8,910,835.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Compensation Plans

U.S. Partner Deferred Compensations Plans - Certain U.S. Partners may participate in deferred compensation programs that are subject to the rules of Section 409A of the Internal Revenue Code. The Company may invest in corporate-owned life insurance policies, which are held within an irrevocable grantor or rabbi trust account for settlement of certain of the obligations under the deferred compensation plans. The deferred compensation obligation due to U.S. Partners under these plans was $15.5 million and $28.1 million as of December 26, 2021 and December 27, 2020, respectively. The rabbi trust is funded through the Company’s voluntary contributions and was fully funded as of December 26, 2021.

401(k) Plan - The Company has a qualified defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company incurred contribution costs of $6.1 million, $5.5 million and $5.4 million for the 401(k) Plan for 2021, 2020 and 2019, respectively.

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

8.           Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Prepaid expenses	$21,194	$12,148
Accounts receivable - gift cards, net (1)	91,248	76,808
Accounts receivable - vendors, net (1)	11,793	8,886
Accounts receivable - franchisees, net (1)	1,701	1,007
Accounts receivable - other, net (1)	18,353	16,782
Deferred gift card sales commissions	17,793	19,300
Assets held for sale	100	3,831
Other current assets, net	22,441	12,756
	$184,623	$151,518
________________
(1)See Note 20 - Allowance for Expected Credit Losses for a rollforward of the related allowance for expected credit losses.

9.     Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Land	$38,417	$40,498
Buildings	1,167,811	1,158,257
Furniture and fixtures	460,768	450,508
Equipment	641,715	623,982
Construction in progress	47,822	27,102
Less: accumulated depreciation	(1,514,521)	(1,412,660)
	$842,012	$887,687

Surplus Properties - The Company owns certain U.S. restaurant properties and assets that are no longer utilized to operate its restaurants (“surplus properties”). Surplus properties primarily consist of closed properties, which include land and a building, and liquor licenses no longer needed for operations. Surplus properties may be

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

classified on the Consolidated Balance Sheets as assets held for sale or as assets held and used when the Company does not expect to sell these assets within the next 12 months. Following is a summary of the carrying value and number of surplus properties as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	DECEMBER 26, 2021	DECEMBER 27, 2020
Surplus properties - assets held for sale	Other current assets, net	$100	$3,831
Surplus properties - assets held and used	Property, fixtures and equipment, net	4,505	7,955
Total surplus properties		$4,605	$11,786

Number of surplus properties owned		6	12

Depreciation and repair and maintenance expense are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Depreciation expense	$157,386	$173,342	$188,190
Repair and maintenance expense	$104,209	$88,829	$106,943

10.     Goodwill and Intangible Assets, Net

Goodwill - The following table is a rollforward of goodwill:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 29, 2019	$170,657	$117,782	$288,439
Translation adjustments	—	(15,302)	(15,302)
Impairment charges	—	(1,973)	(1,973)
Balance as of December 27, 2020	170,657	100,507	271,164
Translation adjustments	—	(2,720)	(2,720)
Balance as of December 26, 2021	$170,657	$97,787	$268,444
The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated:

	DECEMBER 26, 2021		DECEMBER 27, 2020		DECEMBER 29, 2019
(dollars in thousands)	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS
U.S.	$838,827	$(668,170)	$838,827	$(668,170)	$838,827	$(668,170)
International	217,670	(119,883)	220,390	(119,883)	235,692	(117,910)
Total goodwill	$1,056,497	$(788,053)	$1,059,217	$(788,053)	$1,074,519	$(786,080)

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

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets each year during the second quarter. The Company’s 2021 and 2019 assessments utilized a qualitative

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

approach. As a result of these assessments, the Company did not record any goodwill asset impairment charges during 2021 or 2019. Since the Company performed a quantitative assessment on the last day of the first quarter of 2020, as described above, the Company utilized the same assumptions and analysis in performing a quantitative annual assessment in its second quarter and concluded that no additional impairment was required.

Intangible Assets, net - Intangible assets, net, consisted of the following as of the periods indicated:

	WEIGHTED AVERAGE REMAINING AMORTIZATION PERIOD (IN YEARS)	DECEMBER 26, 2021			DECEMBER 27, 2020
(dollars in thousands)		GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE	GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Trade names	Indefinite	$414,716		$414,716	$414,716		$414,716
Trademarks	7	81,951	$(55,736)	26,215	81,951	$(51,797)	30,154
Franchise agreements	0	—	—	—	14,881	(14,881)	—
Reacquired franchise rights	9	31,944	(19,463)	12,481	33,520	(18,407)	15,113
Total intangible assets	8	$528,611	$(75,199)	$453,412	$545,068	$(85,085)	$459,983

The Company did not record any indefinite-lived intangible asset impairment charges during the periods presented.

Definite-lived intangible assets are amortized on a straight-line basis. The following table presents the aggregate expense related to the amortization of the Company’s trademarks, franchise agreements and reacquired franchise rights for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Amortization expense	$6,005	$6,919	$8,621

The following table presents expected annual amortization of intangible assets as of December 26, 2021:

(dollars in thousands)
2022	$5,807
2023	$5,741
2024	$5,613
2025	$5,378
2026	$5,294

11.           Other Assets, Net

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Company-owned life insurance (1)	$30,970	$44,814
Deferred debt issuance costs (2)	5,861	4,694
Liquor licenses	23,266	24,250
Other assets	18,573	18,868
	$78,670	$92,626
________________
(1)During 2021, the Company withdrew $9.1 million from its Company-owned life insurance policies to pay deferred compensation obligations.
(2)Net of accumulated amortization of $8.5 million and $9.0 million as of December 26, 2021 and December 27, 2020, respectively.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Accrued rent and current operating lease liabilities	$181,636	$192,369
Accrued payroll and other compensation (1)	105,095	79,291
Accrued insurance	22,017	20,648
Other current liabilities	98,146	96,013
	$406,894	$388,321
________________
(1)During 2021, accrued payroll and other compensation increased primarily due to an increase in incentive compensation as a result of increased restaurant sales in 2021 due to the impact of COVID-19 during 2020.

13.           Long-term Debt, Net

Following is a summary of outstanding long-term debt, as of the periods indicated:

	DECEMBER 26, 2021		DECEMBER 27, 2020
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$195,000	1.60%	$—
Revolving credit facility (2)	80,000	3.75%	—
Total Senior Secured Credit Facility	275,000		—
Former Credit Facility:
Term loan A (1)	—		425,000	2.88%
Revolving credit facility (1)	—		447,000	2.88%
Total Former Credit Facility	—		872,000
2025 Notes (3)	230,000	5.00%	230,000	5.00%
2029 Notes	300,000	5.13%	—
Finance lease liabilities	2,376		2,405
Less: unamortized debt discount and issuance costs (4)	(14,157)		(67,704)
Less: finance lease interest	(154)		(221)
Total debt, net	793,065		1,036,480
Less: current portion of long-term debt	(10,958)		(38,710)
Long-term debt, net	$782,107		$997,770
________________
(1)Interest rate represents the weighted average interest rate as of the respective periods.
(2)Interest rate represents the Base Rate option elected in anticipation of impending repayment. Subsequent to December 26, 2021, the Company repaid the remaining $80.0 million balance on its revolving credit facility.
(3)See Note 14 - Convertible Senior Notes for details regarding the 2025 Notes and related hedge and warrant transactions.
(4)In connection with the adoption of ASU No. 2020-06, debt discount of $59.9 million related to the 2025 Notes was derecognized and $2.1 million of equity issuance costs were reclassified as debt issuance costs during 2021.

Bloomin’ Brands, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred indebtedness as described below.

2029 Notes - On April 16, 2021, the Company and its wholly-owned subsidiary OSI, as co-issuers, issued $300.0 million aggregate principal amount of senior unsecured notes due 2029 (the “2029 Notes”).

The 2029 Notes were issued pursuant to an Indenture, dated April 16, 2021 (the “Indenture”), by and among the Company, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee. The 2029 Notes

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

are guaranteed by each of the Company’s existing and future domestic restricted subsidiaries (other than OSI) that are guarantors or borrowers under its Senior Secured Credit Facility (as defined below) or certain other indebtedness. The 2029 Notes mature on April 15, 2029, unless earlier redeemed or purchased by the Company. The 2029 Notes bear cash interest at an annual rate of 5.125% payable semi-annually in arrears on April 15 and October 15 of each year.

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

Credit Agreement - On April 16, 2021, the Company and OSI, as co-borrowers, entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for senior secured financing of up to $1.0 billion consisting of a $200.0 million Term loan A and an $800.0 million revolving credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility matures on April 16, 2026 and replaced the Company’s prior senior secured financing of up to $1.5 billion (the “Former Credit Facility”).

The commitments under the Senior Secured Credit Facility may be increased in an aggregate principal amount of up to: (i) $425.0 million or (ii) at the Company’s option, up to an unlimited amount of incremental facilities, so long as the Consolidated Senior Secured Net Leverage Ratio (“CSSNLR”), as defined in the Credit Agreement, is no more than 3.00 to 1.00 as of the last day of the most recent period of four consecutive fiscal quarters ended.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of required quarterly amortization payments for the Term loan A (dollars in thousands):

SCHEDULED QUARTERLY PAYMENT DATES	TERM LOAN A
March 27, 2022 through June 30, 2024	$2,500
September 29, 2024 through June 29, 2025	$3,750
September 28, 2025 and December 28, 2025	$5,000

The Senior Secured Credit Facility contains mandatory prepayment requirements for the Term loan A, including the requirement that the Company prepay outstanding amounts under these loans with 50% of its annual excess cash flow, as defined in the Credit Agreement, commencing with the fiscal year ending December 25, 2022. The amount of outstanding loans required to be prepaid in accordance with the debt covenants may vary based on the Company’s CSSNLR and year end results.

Total Net Leverage Ratio (“TNLR”) is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net of cash, excluding the 2025 Notes) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Credit Agreement). The Credit Agreement requires a TNLR not to exceed 4.50 to 1.00.

The Credit Agreement limits, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: incur additional indebtedness; make significant payments; sell assets; pay dividends and other restricted payments; make certain investments; acquire certain assets; effect mergers and similar transactions; and effect certain other transactions with affiliates. The Company was also limited to $200.0 million of aggregate capital expenditures during the year ended December 26, 2021.

As of December 26, 2021 and December 27, 2020, the Company was in compliance with its debt covenants.

Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of the period indicated:

(dollars in thousands)	DECEMBER 26, 2021
2022	$10,976
2023	10,739
2024	12,944
2025	247,674
2026	225,043
Thereafter	300,000
Total payments	807,376
Less: unamortized debt discount and issuance costs	(14,157)
Less: finance lease interest	(154)
Total principal payments	$793,065

Debt Issuance Costs - During 2021, the Company deferred $5.5 million and $5.9 million of financing costs incurred in connection with the 2029 Notes and Credit Agreement, respectively. Debt issuance costs of $3.7 million associated with the revolving credit facility portion of the Credit Agreement were recorded in Other assets, net and all other debt issuance costs were recorded in Long-term debt, net.

14.    Convertible Senior Notes

2025 Notes - In May 2020, the Company completed a $230.0 million principal amount private offering of 5.00% convertible senior unsecured notes due in 2025. The 2025 Notes are governed by the terms of an indenture between the Company and Wells Fargo Bank, National Association, as the Trustee. The 2025 Notes mature on May 1, 2025,

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

unless earlier converted, redeemed or purchased by the Company. The 2025 Notes bear cash interest at an annual rate of 5.00%, payable semi-annually in arrears on May 1 and November 1 of each year. Net proceeds from the 2025 Notes offering were approximately $221.6 million, after deducting the initial purchaser’s discounts and commissions and the Company’s offering expenses.

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

Based on the daily closing prices of the Company’s stock during the quarter ended December 26, 2021, holders of the 2025 Notes are eligible to convert their 2025 Notes during the first quarter of 2022. The Company has provided the trustee of the 2025 Notes notice of its irrevocable election under the 2025 Notes indenture to settle the principal portion of the 2025 Notes upon conversion in cash and any excess in shares.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Long-term debt, net
Principal	$230,000	$230,000
Less: debt discount (1)	—	(59,862)
Less: debt issuance costs (1)(2)	(5,898)	(5,427)
Net carrying amount	$224,102	$164,711
Equity component (1)	$—	$64,367
________________
(1)In connection with the adoption of ASU No. 2020-06, debt discount and the equity component of the 2025 Notes were derecognized and $2.1 million of issuance costs that were previously allocated to the equity component were reclassified as debt issuance costs during 2021.
(2)Debt issuance costs are amortized to Interest expense, net using the effective interest method over the 2025 Notes’ expected life.

Following is a summary of interest expense for the 2025 Notes, by component, for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020
Coupon interest	$11,500	$7,443
Deferred discount amortization	—	6,275
Deferred issuance cost amortization	1,557	569
Total interest expense (1)	$13,057	$14,287
________________
(1)The effective rate of the 2025 Notes over their expected life was 5.85% and 13.73% for 2021 and 2020, respectively.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Accrued insurance liability	$31,517	$32,128
Chef and Restaurant Managing Partner deferred compensation obligations	13,971	32,306
Deferred payroll tax liabilities (1)	27,302	55,204
Other long-term liabilities (2)	52,452	65,717
	$125,242	$185,355
_______________
(1)During 2021, the Company made a payment of $27.3 million related to payroll taxes deferred under the Coronavirus, Aid, Relief and Economic Security Act.
(2)The Company’s hedge liability decreased by $15.6 million during 2021 primarily from the termination of certain interest rate swaps. See Note 17 - Derivative Instruments and Hedging Activities for additional details.

16.         Stockholders’ Equity

Share Repurchases - On February 8, 2022, the Company’s Board of Directors (the “Board”) approved a share repurchase program (the “2022 Share Repurchase Program”) under which the Company was authorized to repurchase up to $125.0 million of its outstanding common stock. The 2022 Share Repurchase Program will expire on August 9, 2023.

Dividends - The Company declared and paid dividends per share during the period presented as follows:

	FISCAL YEAR
	2020
(dollars in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.20	$17,480

In February 2022, the Board declared a quarterly cash dividend of $0.14 per share, payable on March 16, 2022 to shareholders of record at the close of business on March 2, 2022.

Redeemable Preferred Stock - In connection with the development of its Abbraccio Cucina Italiana (“Abbraccio”) concept in 2015, the Company sold preferred shares of its Abbraccio concept (“Abbraccio Shares”) to certain investors. During 2020, the Company exercised a call option to purchase all outstanding Abbraccio Shares for $1.0 million and recorded a reduction to Accumulated deficit and an increase in Net loss applicable to common stockholders of $3.5 million for the consideration paid in excess of the Abbraccio Shares’ carrying value.

Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Foreign currency translation adjustment	$(195,480)	$(188,883)
Unrealized loss on derivatives, net of tax	(10,509)	(22,563)
Accumulated other comprehensive loss	$(205,989)	$(211,446)

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Following are the components of Other comprehensive income (loss) attributable to Bloomin’ Brands for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Bloomin’ Brands:
Foreign currency translation adjustment	$(6,597)	$(36,852)	$(16,882)

Unrealized gain (loss) on derivatives, net of tax (1)	86	(14,741)	(11,944)
Reclassification of adjustments for loss on derivatives included in Net income (loss), net of tax (2)	7,392	9,923	1,805
Amortization of terminated interest rate swaps, net of tax	4,576	—	—
Total unrealized gain (loss) on derivatives, net of tax	12,054	(4,818)	(10,139)
Other comprehensive income (loss) attributable to Bloomin’ Brands	$5,457	$(41,670)	$(27,021)
________________
(1)Unrealized loss on derivatives is net of tax of $5.1 million and $4.1 million for 2020 and 2019, respectively.
(2)Reclassifications of adjustments for loss on derivatives are net of tax. See Note 17 - Derivative Instruments and Hedging Activities for the tax impact of reclassifications.

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
Designated Hedges
Cash Flow Hedges of Interest Rate Risk - In October 2018, the Company entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of the Company’s variable rate debt (the “2018 Swap Agreements”). The 2018 Swap Agreements have an aggregate notional amount of $550.0 million and mature on November 30, 2022. Under the terms of the 2018 Swap Agreements, the Company pays a weighted average fixed rate of 3.04% on the notional amount and receives payments from the counterparties based on the one-month London Inter-Bank Offered Rate (“LIBOR”) rate.

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

As a result of the Company’s anticipated decrease in variable rate debt balances due to significant voluntary debt payments, on December 9, 2021 the Company terminated its variable-to-fixed interest rate swap agreements with three counterparties having an aggregate notional amount of $150.0 million for a payment of approximately $4.1 million, including accrued interest. Following these terminations, $4.1 million of unrealized losses related to the terminated swap agreements included in AOCL will be amortized to Interest expense, net during 2022.

The Company’s swap agreements have been designated and qualify as cash flow hedges, are recognized on its Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. As of December 26, 2021, the Company estimated $14.4 million will be reclassified to Interest expense, net through the November 2022 maturity date of the swaps, including interest expense related to the terminated swap agreements discussed above.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the fair value and classification of the Company’s swap agreements, as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability	$3,056	$14,855	Accrued and other current liabilities
Interest rate swaps - liability	—	15,640	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$3,056	$30,495

Accrued interest	$276	$1,237	Accrued and other current liabilities
____________________
(1)    See Note 19 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the swap agreements on Net income (loss) for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Interest rate swap expense recognized in Interest expense, net	$(9,951)	$(13,370)	$(2,436)
Income tax benefit recognized in Provision (benefit) for income taxes	2,559	3,447	631
Total effects on Net income (loss)	$(7,392)	$(9,923)	$(1,805)

The Company records its derivatives on its Consolidated Balance Sheets on a gross balance basis. The Company’s interest rate swaps are subject to master netting arrangements. As of December 26, 2021, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 26, 2021 and December 27, 2020, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of December 26, 2021 and December 27, 2020, the fair value of the Company’s interest rate swaps was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $3.3 million and $32.2 million, respectively. As of December 26, 2021 and December 27, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 26, 2021 and December 27, 2020, it could have been required to settle its obligations under the agreements at their termination value of $3.3 million and $32.2 million, respectively.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	DECEMBER 26, 2021	DECEMBER 27, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,130,873	$1,172,910
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	2,074	1,947
Total lease assets, net		$1,132,947	$1,174,857

Current operating lease liabilities (2)	Accrued and other current liabilities	$177,028	$176,791
Current finance lease liabilities	Current portion of long-term debt	958	1,210
Non-current operating lease liabilities (3)	Non-current operating lease liabilities	1,178,998	1,216,666
Non-current finance lease liabilities	Long-term debt, net	1,264	974
Total lease liabilities		$1,358,248	$1,395,641
________________
(1)Net of accumulated amortization of $3.3 million and $2.3 million as December 26, 2021 and December 27, 2020, respectively.
(2)Excludes COVID-19-related deferred rent accruals of $1.1 million and $12.8 million as of December 26, 2021 and December 27, 2020, respectively, and accrued contingent percentage rent of $3.5 million and $2.7 million, as of December 26, 2021 and December 27, 2020, respectively.
(3)Excludes COVID-19-related non-current deferred rent accruals of $0.4 million and $1.2 million as of December 26, 2021 and December 27, 2020, respectively.

Following is a summary of expenses and income related to leases recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	FISCAL YEAR
(dollars in thousands)		2021	2020	2019
Operating leases (1)	Other restaurant operating	$178,733	$178,740	$181,397
Variable lease cost (2)	Other restaurant operating	4,350	(2,326)	3,504
Finance leases:
Amortization of leased assets	Depreciation and amortization	1,079	1,248	1,400
Interest on lease liabilities	Interest expense, net	129	160	264
Sublease revenue	Franchise and other revenues	(9,396)	(3,121)	(6,542)
Lease costs, net		$174,895	$174,701	$180,023
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $12.9 million, $13.8 million and $14.6 million for 2021, 2020 and 2019, respectively, which is included in General and administrative expense. Also excludes certain immaterial supply chain related rent expense included in Food and beverage costs.
(2)Includes COVID-19-related rent abatements for 2021 and 2020.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 26, 2021, future minimum lease payments and sublease revenues under non-cancelable leases are as follows:

(dollars in thousands)	OPERATING LEASES (1)	FINANCE LEASES	SUBLEASE REVENUES
2022 (2)	$185,093	$976	$(5,130)
2023	189,010	739	(5,212)
2024	183,170	444	(5,182)
2025	171,317	174	(4,983)
2026	164,111	43	(4,971)
Thereafter	1,490,634	—	(42,823)
Total minimum lease payments (receipts) (3)	2,383,335	2,376	$(68,301)
Less: Interest	(1,025,773)	(154)
Present value of future lease payments	$1,357,562	$2,222
____________________
(1)Includes COVID-19-related current and non-current deferred rent accruals of $1.1 million and $0.4 million, respectively, as of December 26, 2021.
(2)Net of operating lease prepaid rent of $5.6 million.
(3)Includes $1.0 billion related to lease renewal options that are reasonably certain of exercise and excludes $80.9 million of signed operating leases that have not yet commenced.

The following table is a summary of the weighted average remaining lease terms and weighted average discount rates of the Company’s leases as of the periods indicated:

	DECEMBER 26, 2021	DECEMBER 27, 2020
Weighted average remaining lease term (1):
Operating leases	13.7 years	14.0 years
Finance leases	2.8 years	2.7 years
Weighted average discount rate (2):
Operating leases	8.42%	8.54%
Finance leases	5.01%	7.21%
____________________
(1)Includes lease renewal options that are reasonably certain of exercise.
(2)Based on the Company’s incremental borrowing rate at lease commencement.

The following table is a summary of other impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$205,253	$177,961	$191,855

Properties Leased to Third Parties - The Company leases certain owned land and buildings to third parties, generally related to closed or refranchised restaurants. The following table is a summary of assets leased to third parties as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Land	$5,021	$9,341

Buildings	$4,987	$10,172
Less: accumulated depreciation	(3,746)	(6,181)
Buildings, net	$1,241	$3,991

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

19.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	DECEMBER 26, 2021			DECEMBER 27, 2020
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$6,714	$6,714	$—	$15,404	$15,404	$—
Money market funds	9,039	9,039	—	16,494	16,494	—
Restricted cash equivalents:
Money market funds	1,472	1,472	—	428	428	—
Total asset recurring fair value measurements	$17,225	$17,225	$—	$32,326	$32,326	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$3,056	$—	$3,056	$14,855	$—	$14,855
Other long-term liabilities:
Derivative instruments - interest rate swaps	—	—	—	15,640	—	15,640
Total liability recurring fair value measurements	$3,056	$—	$3,056	$30,495	$—	$30,495

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of December 26, 2021 and December 27, 2020, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

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

	2021		2020		2019
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$—	$—	$1,934	$123	$2,049	$315
Operating lease right-of-use assets (2)	8,647	3,950	72,615	30,940	6,597	4,284
Property, fixtures and equipment (3)	11,647	8,445	26,311	41,077	3,915	4,535
Goodwill and other assets (4)	—	1,006	748	2,683	—	—
	$20,294	$13,401	$101,608	$74,823	$12,561	$9,134
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
(3)Carrying values measured using Level 2 inputs to estimate fair value totaled $1.4 million, $2.2 million and $2.3 million for 2021, 2020 and 2019, respectively. All other assets were valued using Level 3 inputs. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate the fair value. Refer to Note 5 - Impairments, Exit Costs and Disposals for a more detailed discussion of impairments.
(4)Other assets generally measured using the quoted market value of comparable assets (Level 2).

See Note 5 - Impairments, Exit Costs and Disposals for information regarding impairment charges resulting from the fair value measurement performed on a nonrecurring basis during 2020. Projected future cash flows, including discount rate and growth rate assumptions, are derived from then-current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

In assessment of impairment for operating locations, the Company determined the fair values of individual operating locations using an income approach, which required discounting projected future cash flows. When determining the stream of projected future cash flows associated with an individual operating location, management made assumptions, including highest and best use and inputs from restaurant operations, where necessary, and about key variables including the following unobservable inputs: revenue growth rates, controllable and uncontrollable expenses, and asset residual values. In order to calculate the present value of those future cash flows, the Company discounted cash flow estimates at its weighted average cost of capital applicable to the country in which the measured assets reside.

The following table presents quantitative information related to certain unobservable inputs used in the Company’s Level 3 fair value measurements of Operating lease right-of-use assets and Property, fixtures and equipment for the impairment losses incurred during the period indicated:

	FISCAL YEAR
UNOBSERVABLE INPUTS	2020
Weighted average cost of capital	10.4%	to	11.3%
Long-term growth rate	1.5%	to	2.0%

Fair Value of Financial Instruments - The Company’s non-derivative financial instruments as of December 26, 2021 and December 27, 2020 consist of cash equivalents, accounts receivable, accounts payable and current and

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

long-term debt. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported on its Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	DECEMBER 26, 2021		DECEMBER 27, 2020
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior Secured Credit Facility:
Term loan A	$195,000	$190,125	$—	$—
Revolving credit facility	$80,000	$76,926	$—	$—
Former Credit Facility:
Term loan A	$—	$—	$425,000	$412,250
Revolving credit facility	$—	$—	$447,000	$419,612
2025 Notes	$230,000	$447,615	$230,000	$413,818
2029 Notes	$300,000	$304,395	$—	$—

20.    Allowance for Expected Credit Losses

The following table is a rollforward of the Company’s trade receivables allowance for expected credit losses for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$4,095	$199
Adjustment for adoption of ASU No. 2016-13	—	1,018
Provision for expected credit losses (1)	64	3,472
Charge-off of accounts	(109)	(594)
Allowance for expected credit losses, end of period	$4,050	$4,095
________________
(1)In March 2020, the Company fully reserved substantially all of its outstanding franchise receivables in response to the economic impact of the COVID-19 pandemic. See Note 3 - 2020 COVID-19 Charges for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.

The Company is also exposed to credit losses from off-balance sheet lease guarantees primarily related to the divestiture of certain formerly Company-owned restaurant sites. See Note 22 - Commitments and Contingencies for details regarding these lease guarantees.

21.           Income Taxes

The following table presents the domestic and foreign components of Income (loss) before provision (benefit) for income taxes for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Domestic	$258,202	$(206,941)	$129,826
Foreign	(8,905)	(32,580)	11,864
	$249,297	$(239,521)	$141,690

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Provision (benefit) for income taxes consisted of the following for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Current provision:
Federal	$16,951	$2,606	$13,265
State	10,917	2,301	9,696
Foreign	1,862	2,623	10,502
	29,730	7,530	33,463
Deferred (benefit) provision:
Federal	(2,057)	(66,498)	(21,407)
State	1,194	(12,527)	(1,986)
Foreign	(2,483)	(9,231)	(2,497)
	(3,346)	(88,256)	(25,890)
Provision (benefit) for income taxes	$26,384	$(80,726)	$7,573

Effective Income Tax Rate - The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows for the periods indicated:

	FISCAL YEAR
	2021	2020 (1)	2019
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.8	3.3	4.4
Employment-related credits, net	(13.2)	9.9	(24.7)
Tax settlements and related adjustments	(1.7)	0.1	—
Net changes in deferred tax valuation allowances	(0.7)	(0.6)	(1.6)
Foreign tax rate differential	(0.2)	1.1	3.2
Nondeductible expenses	2.3	(1.4)	3.9
Other, net	(0.7)	0.3	(0.9)
Total	10.6%	33.7%	5.3%
________________
(1)Due to the pre-tax book loss, a positive percentage change in the effective income tax rate table reflects a favorable income tax benefit, whereas a negative percentage change in the effective income tax rate table reflects an unfavorable income tax expense.

The net decrease in the effective income tax rate in 2021 as compared to 2020 was primarily due to the benefit of FICA tax credits on certain employees’ tips reducing the effective income tax rate in 2021 as a result of pre-tax book income as compared to increasing the effective income tax rate in 2020 as a result of pre-tax book loss.

The net increase in the effective income tax rate in 2020 as compared to 2019 was primarily due to the benefit of the tax credits for FICA taxes on certain employees’ tips in 2020 and the 2020 pre-tax book loss.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for 2021 was lower than the blended federal and state statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips. The effective income tax rate for 2020 was higher than the blended federal and state statutory rate primarily due to the benefit of tax credits for FICA taxes on certain employees’ tips.

On December 28, 2021, the U.S. Treasury and the Internal Revenue Service released final regulations that, among other things, provide guidance on several aspects of the foreign tax credit rules. These regulations are applicable for years beginning on or after December 28, 2021 and were issued after the Company’s 52-53 week year end. The impact, if any, of these highly technical regulations is being evaluated and will be reflected in the Company’s 2022 tax provision.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Tax Assets and Liabilities - The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Deferred income tax assets:
Operating lease liabilities	$352,041	$360,690
Insurance reserves	14,329	13,695
Unearned revenue	50,284	44,039
Deferred compensation	25,164	32,779
Net operating loss carryforwards	18,227	19,285
Federal tax credit carryforwards	146,734	142,055
Other, net (1)	21,222	28,241
Gross deferred income tax assets	628,001	640,784
Less: valuation allowance	(16,998)	(18,509)
Deferred income tax assets, net of valuation allowance	611,003	622,275
Deferred income tax liabilities:
Less: operating lease right-of-use asset basis differences	(290,697)	(300,387)
Less: property, fixtures and equipment basis differences	(48,284)	(54,725)
Less: intangible asset basis differences	(103,954)	(113,280)
Deferred income tax assets, net	$168,068	$153,883
________________
(1)As of December 26, 2021 and December 27, 2020, the Company maintained deferred tax liabilities for state income taxes on historical earnings of $0.2 million.

As of December 26, 2021, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $3.2 million and $13.8 million, respectively. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized. The net change in the deferred tax valuation allowance in 2021 is primarily attributable to net operating loss carryforwards in certain foreign jurisdictions with full valuation allowances recorded that expired or are no longer available to the Company.

The Company has considered the impact of the COVID-19 pandemic on the Company’s Brazilian operating subsidiary, including assessing the realizability of Brazilian deferred tax assets. As part of the Company’s evaluation of positive and negative evidence, management considered whether there has been cumulative income or loss in the past three years, the impact of non-deductible amounts, the scheduled reversal of deferred tax assets and liabilities, projected future taxable income and the state of the Company’s business in Brazil. As of December 26, 2021, the Company has concluded that no valuation allowance is required against the deferred tax assets of its Brazilian operating subsidiary. Although management uses the best information available, it is reasonably possible that the estimates used by the Company could be materially different from the actual results. These differences could result in a material adjustment to the Company’s valuation allowance in a future reporting period.

Undistributed Earnings - As of December 26, 2021, the Company had aggregate accumulated foreign earnings of approximately $28.8 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the Tax Cuts and Jobs Act and post-2017 foreign earnings, which the Company may repatriate to the U.S. without additional material U.S. federal income taxes. These amounts are no longer considered indefinitely reinvested in the Company’s foreign subsidiaries.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Tax Carryforwards - The amount and expiration dates of tax loss carryforwards and credit carryforwards as of December 26, 2021 are as follows:

(dollars in thousands)	EXPIRATION DATE			AMOUNT
Federal tax credit carryforwards	2026	-	2041	$158,878
Foreign loss carryforwards	2022	-	Indefinite	$71,724
Foreign credit carryforwards	Indefinite			$864

As of December 26, 2021, the Company had $155.7 million in general business tax credit carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. The Company currently expects to utilize these tax credit carryforwards within a 10-year period. However, the Company’s ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code.

Unrecognized Tax Benefits - As of December 26, 2021 and December 27, 2020, the liability for unrecognized tax benefits was $19.2 million and $25.5 million, respectively. Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $18.8 million and $25.5 million, respectively, if recognized, would impact the Company’s effective income tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Balance as of beginning of year	$25,524	$27,201	$25,190
Additions for tax positions taken during a prior period	166	1,061	869
Reductions for tax positions taken during a prior period	(4,209)	(324)	(255)
Additions for tax positions taken during the current period	1,292	762	2,237
Settlements with taxing authorities	(2,674)	(1,290)	(44)
Lapses in the applicable statutes of limitations	(854)	(1,857)	(749)
Translation adjustments	(7)	(29)	(47)
Balance as of end of year	$19,238	$25,524	$27,201

The Company had approximately $0.9 million and $1.9 million accrued for the payment of interest and penalties as of December 26, 2021 and December 27, 2020, respectively. The Company recognized immaterial interest and penalties related to uncertain tax positions in the Provision (benefit) for income taxes, for all periods presented.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxable authorities. Based on the outcome of these examinations, or a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will change by approximately $1.0 million to $2.0 million within the next 12 months.

Open Tax Years - Following is a summary of the open audit years by jurisdiction as of December 26, 2021:

	OPEN AUDIT YEARS
United States - federal	2007	-	2020
United States - state	2009	-	2020
Foreign	2015	-	2020

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

22.           Commitments and Contingencies

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of December 26, 2021, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was approximately $25.1 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of December 26, 2021 was approximately $21.2 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. As of December 26, 2021 and December 27, 2020, the Company’s recorded contingent lease liability was $8.7 million and $9.6 million, respectively,

Purchase Obligations - Purchase obligations were $206.6 million and $230.6 million as of December 26, 2021 and December 27, 2020, respectively. These purchase obligations are primarily due within five years, however, commitments with various vendors extend through December 2030. Outstanding commitments consist primarily of food and beverage products related to normal business operations, technology, restaurant-level service contracts and advertising. In 2021, the Company purchased more than 90% of its U.S. beef raw materials from four beef suppliers that represent more than 80% of the total beef marketplace in the U.S.

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

The Company recorded reserves of $7.1 million and $4.6 million for certain of its outstanding legal proceedings as of December 26, 2021 and December 27, 2020, respectively, within Accrued and other current liabilities and Other long-term liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals. During 2021, 2020 and 2019, the Company recognized $5.4 million, $2.3 million and $1.3 million, respectively, in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for certain legal settlements.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

liquidity, or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period.

Royalty Termination - On August 2, 2021, wholly-owned subsidiaries of the Company entered into the Purchase and Sale of Royalty Payment Stream and Termination of Royalty Agreement (the “Royalty Termination Agreement”) with the Carrabba’s Italian Grill founders (the “Carrabba’s Founders”), pursuant to which the Company’s obligation to pay future royalties on U.S. Carrabba’s Italian Grill restaurant sales and lump sum royalty fees on Carrabba’s Italian Grill (and Abbraccio) restaurants opened outside the U.S. was terminated. Upon execution of the Royalty Termination Agreement, the Company made a cash payment of $61.9 million to the Carrabba’s Founders, which was recorded in Other restaurant operating expense in its Consolidated Statements of Operations and Comprehensive Income (Loss) during 2021.

Insurance - As of December 26, 2021, the future undiscounted payments the Company expects for workers’ compensation, general liability and health insurance claims are as follows:

(dollars in thousands)
2022	$22,071
2023	10,819
2024	6,759
2025	3,486
2026	1,838
Thereafter	9,691
$54,664

The following is a reconciliation of the expected aggregate undiscounted reserves to the discounted reserves for insurance claims recognized on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Undiscounted reserves	$54,664	$53,217
Discount (1)	(1,130)	(441)
Discounted reserves	$53,534	$52,776

Discounted reserves recognized on the Company’s Consolidated Balance Sheets:
Accrued and other current liabilities	$22,017	$20,648
Other long-term liabilities, net	31,517	32,128
	$53,534	$52,776
____________________
(1)     Discount rates of 0.69% and 0.26% were used for December 26, 2021 and December 27, 2020, respectively.

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

The following is a summary of reporting segments as of December 26, 2021:

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

The following table is a summary of Total revenues by segment, for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Total revenues
U.S.	$3,759,981	$2,885,542	$3,687,918
International	362,404	285,019	451,471
Total revenues	$4,122,385	$3,170,561	$4,139,389

The following table is a reconciliation of segment income (loss) from operations to Income (loss) before provision (benefit) for income taxes, for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Segment income (loss) from operations
U.S.	$443,887	$(1,630)	$311,666
International	16,657	(13,479)	44,428
Total segment income (loss) from operations	460,544	(15,109)	356,094
Unallocated corporate operating expense (1)	(151,586)	(159,864)	(165,004)
Total income (loss) from operations	308,958	(174,973)	191,090
Loss on extinguishment and modification of debt	(2,073)	(237)	—
Other income (expense), net	26	131	(143)
Interest expense, net	(57,614)	(64,442)	(49,257)
Income (loss) before provision (benefit) for income taxes	$249,297	$(239,521)	$141,690
____________________
(1)Includes $32.4 million of charges for 2020 that were not allocated to the Company’s segments related to its transformational initiatives, primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Depreciation and amortization
U.S.	$134,243	$144,298	$152,881
International	22,649	23,723	27,491
Corporate	6,499	12,240	16,439
Total depreciation and amortization	$163,391	$180,261	$196,811

The following table is a summary of capital expenditures by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
Capital expenditures
U.S.	$103,303	$64,516	$121,646
International	14,074	18,542	28,496
Corporate	9,035	5,936	8,885
Total capital expenditures	$126,412	$88,994	$159,027

The following table sets forth Total assets by segment as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Assets
U.S.	$2,626,808	$2,672,778
International	383,075	410,322
Corporate	284,388	279,007
Total assets	$3,294,271	$3,362,107

Geographic areas — International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding goodwill, operating lease right-of-use assets, intangible assets and deferred tax assets, by major geographic area as of the periods indicated:

(dollars in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
U.S.	$831,634	$879,392
International
Brazil	73,706	83,041
Other	15,342	17,880
Total assets	$920,682	$980,313

International revenues are defined as revenues generated from restaurant sales originating in a country other than the U.S. The following table details Total revenues by major geographic area for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2021	2020	2019
U.S.	$3,759,981	$2,885,542	$3,687,918
International
Brazil	297,167	222,283	393,700
Other	65,237	62,736	57,771
Total revenues	$4,122,385	$3,170,561	$4,139,389

BLOOMIN’ BRANDS, INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 26, 2021.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Amendment to CEO Employment Agreement

On February 21, 2022, the Company entered into the Second Amendment to Amended and Restated Officer Employment Agreement (the “Second Amendment”) with David J. Deno, the Company’s Chief Executive Officer. Pursuant to the Second Amendment, effective February 21, 2022, Mr. Deno’s annual base salary was increased to One Million Dollars ($1,000,000) and his long-term incentive award target was increased to 4.35 times his annual base salary (collectively, the “Market Adjustment”). The increase to Mr. Deno’s annual base salary and related annual incentive compensation target will be pro-rated for 2022.

The Market Adjustment was reviewed and approved by the Company’s Compensation Committee after consultation with Frederic W. Cook & Co., Inc., the Compensation Committee’s independent compensation consultant and brings Mr. Deno’s total target compensation level more in-line with the Company’s peer group benchmark.

The foregoing summary of the Second Amendment does not purport to be complete and is qualified in its entirety by the full text of the Second Amendment, a copy of which is filed as Exhibit 10.48 to this Annual Report on Form 10-K and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

BLOOMIN’ BRANDS, INC.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees will be included under the captions “Proposal No.1: Election of Directors—Nominees for Election at this Annual Meeting” and “—Directors Continuing in Office” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference.

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

The information required by this item regarding our Audit Committee will be included under the caption “Proposal No.1: Election of Directors—Board Committees and Meetings” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included under the captions “Proposal No.1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Definitive Proxy Statement and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons will be included under the caption “Certain Relationships and Related Party Transactions,” and the information required by this item relating to director independence will be included under the caption “Proposal No.1: Election of Directors—Independent Directors,” in each case in our Definitive Proxy Statement, and is incorporated herein by reference.

BLOOMIN’ BRANDS, INC.
Item 14. Principal Accounting Fees and Services

The information required by this item will be included under the captions “Proposal No.2: Ratification of Independent Registered Certified Public Accounting Firm—Principal Accountant Fees and Services” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” in our Definitive Proxy Statement and is incorporated herein by reference.

BLOOMIN’ BRANDS, INC.
PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

•Consolidated Balance Sheets – December 26, 2021 and December 27, 2020
•Consolidated Statements of Operations and Comprehensive Income (Loss) – Fiscal years 2021, 2020 and 2019
•Consolidated Statements of Changes in Stockholders’ Equity – Fiscal years 2021, 2020 and 2019
•Consolidated Statements of Cash Flows – Fiscal years 2021, 2020 and 2019
•Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Report.
(a)(3) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

3.1	Third Amended and Restated Certificate of Incorporation of Bloomin’ Brands, Inc.	May 19, 2021 Form 8-K, Exhibit 3.1

3.2	Third Amended and Restated Bylaws of Bloomin’ Brands, Inc.	December 7, 2018 Form 8-K, Exhibit 3.1

4.1	Form of Common Stock Certificate	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 4.1

4.2	Description of Common Stock	December 29, 2019 Form 10-K, Exhibit 4.2

4.3	Indenture, dated as of May 8, 2020, between Bloomin’ Brands, Inc. and Wells Fargo Bank, National Association	May 11, 2020 Form 8-K, Exhibit 4.1

4.4	Form of 5.00% Convertible Senior Notes due 2025	May 11, 2020 Form 8-K, Included as Exhibit A to Exhibit 4.1

4.5	Indenture, dated as of April 16, 2021, by and among Bloomin’ Brands, Inc., OSI Restaurant Partners, LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee	April 20, 2021 Form 8-K, Exhibit 4.1

4.6	Form of 5.125% Senior Notes due 2029	April 20, 2021 Form 8-K, Included as Exhibit A to Exhibit 4.1

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
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.8

10.7*	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.46

10.8*	Kangaroo Holdings, Inc. 2007 Equity Incentive Plan, as amended	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.1

10.9*	Form of Option Agreement for Options under the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.42

10.10*	Bloomin’ Brands, Inc. 2012 Incentive Award Plan	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.2

10.11*	Form of Nonqualified Stock Option Award Agreement for options granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.2

10.12*	Form of Restricted Stock Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.3

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.13*	Form of Restricted Stock Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.4

10.14*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.1

10.15*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.2

10.16*	Form of Performance Unit Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.5

10.17*	Form of Bloomin’ Brands, Inc. Indemnification Agreement by and between Bloomin’ Brands, Inc. and each member of its Board of Directors and each of its executive officers	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.39

10.18*	Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	March 11, 2016 Definitive Proxy Statement

10.19*	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.2

10.20*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.3

10.21*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.4

10.22*	Form of Performance Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.5

10.23*	Form of Restricted Cash Award Agreement for cash awards granted under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	March 26, 2017 Form 10-Q, Exhibit 10.1

10.24*	Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	April 9, 2020 Definitive Proxy Statement

10.25*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.2

10.26*	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.3

10.27*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.4

10.28*	Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.5

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.29*	Form of Restricted Cash Award Agreement for cash awards granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.6

10.30*	Amended Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	December 27, 2020 Form 10-K, Exhibit 10.48

10.31*	Amended Form of Performance Award Agreement with adapted service criteria for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	December 27, 2020 Form 10-K, Exhibit 10.49

10.32*
Form of Restricted Stock Unit Award Agreement with adapted service criteria for restricted stock units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan
December 27, 2020 Form 10-K, Exhibit 10.50

10.33*	Bloomin’ Brands, Inc. Executive Change in Control Plan, effective December 6, 2012	December 7, 2012 Form 8-K, Exhibit 10.1

10.34*	Second Amended and Restated Employment Agreement, effective April 1, 2019, by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	March 31, 2019 Form 10-Q, Exhibit 10.2

10.35*	Amended and Restated Officer Employment Agreement, effective April 1, 2019, by and between David J. Deno and Bloomin’ Brands, Inc.	March 31, 2019 Form 10-Q, Exhibit 10.3

10.36*	Employment Offer Letter Agreement, dated as of July 29, 2016, between Bloomin’ Brands, Inc. and Gregg Scarlett	September 25, 2016 Form 10-Q, Exhibit 10.2

10.37*	Employment Offer Letter Agreement, dated as of March 7, 2019, between Bloomin’ Brands, Inc. and Christopher Meyer	March 31, 2019 Form 10-Q, Exhibit 10.4

10.38*	Employment Offer Letter Agreement, dated as of May 1, 2019, between Michael Stutts and Bloomin’ Brands, Inc.	June 30, 2019 Form 10-Q, Exhibit 10.3

10.39*	Employment Offer Letter Agreement, dated as of May 1, 2019, between Kelly Lefferts and Bloomin’ Brands, Inc.	June 30, 2019 Form 10-Q, Exhibit 10.4

10.40*	Resignation Agreement, effective March 6, 2020, by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	December 29, 2019 Form 10-K, Exhibit 10.39

10.41*	Employment Offer Letter Agreement, dated as of February 14, 2020, between Bloomin’ Brands, Inc. and Gregg Scarlett	December 29, 2019 Form 10-K, Exhibit 10.40

10.42*	Amendment to Officer Employment Agreement, dated as of April 6, 2020, between Bloomin’ Brands, Inc. and David J. Deno	March 29, 2020 Form 10-Q, Exhibit 10.4

10.43	Form of Convertible Note Hedge Transactions confirmation	May 11, 2020 Form 8-K, Exhibit 10.1

10.44	Form of Warrant Transactions confirmation	May 11, 2020 Form 8-K, Exhibit 10.2

10.45*	Separation Agreement, dated as of December 20, 2021, by and between Michael Stutts and Bloomin’ Brands, Inc.	Filed herewith

10.46*	Employment Offer Letter Agreement, dated as of February 10, 2021, between Patrick Murtha and Bloomin’ Brands, Inc.	Filed herewith

10.47*	Employment Offer Letter Agreement, dated as of April 14, 2021, between Patrick Murtha and Bloomin’ Brands, Inc.	Filed herewith

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.48*	Second Amendment to Officer Employment Agreement, dated as of February 21,2022, between Bloomin’ Brands, Inc. and David J. Deno	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date:	February 23, 2022	Bloomin’ Brands, Inc.

By: /s/ David J. Deno
David J. Deno Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Deno	Chief Executive Officer and Director (Principal Executive Officer)
David J. Deno		February 23, 2022

/s/ Christopher Meyer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Christopher Meyer		February 23, 2022

/s/ James R. Craigie
James R. Craigie	Chairman of the Board and Director	February 23, 2022

/s/ Wendy A. Beck
Wendy A. Beck	Director	February 23, 2022

/s/ David R. Fitzjohn
David R. Fitzjohn	Director	February 23, 2022

/s/ John Gainor
John Gainor	Director	February 23, 2022

/s/ Lawrence Jackson
Lawrence Jackson	Director	February 23, 2022

/s/ Tara Walpert Levy
Tara Walpert Levy	Director	February 23, 2022

/s/ John J. Mahoney
John J. Mahoney	Director	February 23, 2022

/s/ R. Michael Mohan
R. Michael Mohan	Director	February 23, 2022

/s/ Elizabeth A. Smith
Elizabeth A. Smith	Director	February 23, 2022