Form 10-Q
period 2022-03-27
Bloomin' Brands, Inc.
filed 2022-05-03
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
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

As of April 28, 2022, 88,702,869 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 27, 2022
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	MARCH 27, 2022	DECEMBER 26, 2021
ASSETS
Current assets
Cash and cash equivalents	$97,795	$87,585
Restricted cash and cash equivalents	101	1,472
Inventories	68,803	79,112
Other current assets, net	104,588	184,623
Total current assets	271,287	352,792
Property, fixtures and equipment, net	841,120	842,012
Operating lease right-of-use assets	1,124,517	1,130,873
Goodwill	273,474	268,444
Intangible assets, net	453,048	453,412
Deferred income tax assets, net	162,743	168,068
Other assets, net	77,167	78,670
Total assets	$3,203,356	$3,294,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$172,709	$167,978
Accrued and other current liabilities	426,415	406,894
Unearned revenue	325,304	398,795
Current portion of long-term debt	11,220	10,958
Total current liabilities	935,648	984,625
Non-current operating lease liabilities	1,172,923	1,179,447
Long-term debt, net	711,025	782,107
Other long-term liabilities, net	90,503	125,242
Total liabilities	2,910,099	3,071,421
Commitments and contingencies (Note 14)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of March 27, 2022 and December 26, 2021	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 89,185,040 and 89,252,823 shares issued and outstanding as of March 27, 2022 and December 26, 2021, respectively	892	893
Additional paid-in capital	1,115,458	1,119,728
Accumulated deficit	(634,356)	(698,171)
Accumulated other comprehensive loss	(190,431)	(205,989)
Total Bloomin’ Brands stockholders’ equity	291,563	216,461
Noncontrolling interests	1,694	6,389
Total stockholders’ equity	293,257	222,850
Total liabilities and stockholders’ equity	$3,203,356	$3,294,271

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 27, 2022	MARCH 28, 2021
Revenues
Restaurant sales	$1,123,575	$979,451
Franchise and other revenues	16,960	8,022
Total revenues	1,140,535	987,473
Costs and expenses
Food and beverage costs	359,370	291,870
Labor and other related	312,511	274,638
Other restaurant operating	259,110	229,293
Depreciation and amortization	41,775	41,226
General and administrative	58,674	57,248
Provision for impaired assets and restaurant closings	1,839	2,200
Total costs and expenses	1,033,279	896,475
Income from operations	107,256	90,998
Other income, net	—	21
Interest expense, net	(13,633)	(14,628)
Income before provision for income taxes	93,623	76,391
Provision for income taxes	15,929	6,593
Net income	77,694	69,798
Less: net income attributable to noncontrolling interests	2,183	936
Net income attributable to Bloomin’ Brands	$75,511	$68,862

Net income	$77,694	$69,798
Other comprehensive income:
Foreign currency translation adjustment	11,283	(6,575)
Unrealized gain (loss) on derivatives, net of tax	573	(42)
Reclassification of adjustments for loss on derivatives included in Net income, net of tax	681	3,003
Impact of terminated interest rate swaps included in Net income, net of tax	3,021	—
Comprehensive income	93,252	66,184
Less: comprehensive income attributable to noncontrolling interests	2,183	936
Comprehensive income attributable to Bloomin’ Brands	$91,069	$65,248

Earnings per share:
Basic	$0.85	$0.78
Diluted	$0.73	$0.63
Weighted average common shares outstanding:
Basic	89,355	88,367
Diluted	103,454	110,641

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 26, 2021	89,253	$893	$1,119,728	$(698,171)	$(205,989)	$6,389	$222,850
Net income	—	—	—	75,511	—	2,183	77,694
Other comprehensive income, net of tax	—	—	—	—	15,558	—	15,558
Cash dividends declared, $0.14 per common share	—	—	(12,559)	—	—	—	(12,559)
Repurchase and retirement of common stock	(551)	(6)	—	(11,696)	—	—	(11,702)
Stock-based compensation	—	—	4,843	—	—	—	4,843
Common stock issued under stock plans (1)	483	5	880	—	—	—	885
Purchase of noncontrolling interests, net of tax of $888	—	—	2,566	—	—	(4,454)	(1,888)
Distributions to noncontrolling interests	—	—	—	—	—	(2,641)	(2,641)
Contributions from noncontrolling interests	—	—	—	—	—	217	217
Balance, March 27, 2022	89,185	$892	$1,115,458	$(634,356)	$(190,431)	$1,694	$293,257

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 27, 2020	87,856	$879	$1,132,808	$(918,096)	$(211,446)	$6,812	$10,957
Cumulative-effect from a change in accounting principle, net of tax	—	—	(47,323)	4,370	—	—	(42,953)
Net income	—	—	—	68,862	—	936	69,798
Other comprehensive loss, net of tax	—	—	—	—	(3,614)	—	(3,614)
Stock-based compensation	—		4,726	—	—	—	4,726
Common stock issued under stock plans (1)	999	10	7,428	—	—	—	7,438
Distributions to noncontrolling interests	—	—	—	—	—	(1,458)	(1,458)
Contributions from noncontrolling interests	—	—	—	—	—	511	511
Balance, March 28, 2021	88,855	$889	$1,097,639	$(844,864)	$(215,060)	$6,801	$45,405
________________
(1)Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 27, 2022	MARCH 28, 2021

Cash flows provided by operating activities:
Net income	$77,694	$69,798
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	41,775	41,226
Amortization of debt discounts and issuance costs	1,065	1,308
Amortization of deferred gift card sales commissions	8,017	8,725
Provision for impaired assets and restaurant closings	1,839	2,200
Non-cash interest expense from terminated interest rate swaps	4,067	—
Non-cash operating lease costs	20,477	19,502
Stock-based and other non-cash compensation expense	4,843	4,726
Deferred income tax expense	3,209	1,571
Other, net	2,229	(829)
Change in assets and liabilities	(18,080)	(7,201)
Net cash provided by operating activities	147,135	141,026
Cash flows used in investing activities:
Capital expenditures	(40,180)	(17,411)
Other investments, net	1,030	793
Net cash used in investing activities	(39,150)	(16,618)
Cash flows used in financing activities:
Repayments of long-term debt and finance lease obligations	(2,863)	(9,656)
Proceeds from borrowings on revolving credit facilities	90,000	15,000
Repayments of borrowings on revolving credit facilities	(160,000)	(107,000)
Proceeds from share-based compensation, net	885	7,438
Distributions to noncontrolling interests	(2,641)	(1,458)
Contributions from noncontrolling interests	217	511
Purchase of noncontrolling interests	(1,000)	—
Payments for partner equity plan	(2,748)	(1,747)
Repurchase of common stock	(10,402)	—
Cash dividends paid on common stock	(12,559)	—
Net cash used in financing activities	(101,111)	(96,912)
Effect of exchange rate changes on cash and cash equivalents	1,965	(1,246)
Net increase in cash, cash equivalents and restricted cash	8,839	26,250
Cash, cash equivalents and restricted cash as of the beginning of the period	89,057	110,408
Cash, cash equivalents and restricted cash as of the end of the period	$97,896	$136,658
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,444	$10,230
Cash paid for income taxes, net of refunds	$2,257	$2,150
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$11,515	$14,819
Leased assets obtained in exchange for new finance lease liabilities	$1,313	$15
(Decrease) increase in liabilities from the acquisition of property, fixtures and equipment	$(6,178)	$2,005

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

Basis of Presentation - The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments necessary for fair financial statement presentation for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2021.

Recently Issued Financial Accounting Standards Not Yet Adopted - In November 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU No. 2021-10”), which requires financial statement footnote disclosure regarding government assistance accounted for by applying a grant or contribution accounting model by analogy. ASU No. 2021-10 is effective for the Company for the fiscal year ending December 25, 2022, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU No. 2021-10 will have on its financial statement disclosures.

Recent accounting guidance not discussed herein is not applicable, did not have, or is not expected to have a material impact to the Company.

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period, including, but not limited to, presentation of certain items within the condensed consolidated statements of cash flows and certain notes to the consolidated financial statements. These reclassifications had no effect on previously reported net income.

2.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Revenues
Restaurant sales	$1,123,575	$979,451
Franchise and other revenues
Franchise revenues	13,406	6,789
Other revenues	3,554	1,233
Total Franchise and other revenues	16,960	8,022
Total revenues	$1,140,535	$987,473

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes the disaggregation of Restaurant sales and franchise revenues, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 27, 2022		MARCH 28, 2021
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$595,393	$8,459	$547,195	$2,956
Carrabba’s Italian Grill	175,628	661	157,686	617
Bonefish Grill	151,416	177	126,974	130
Fleming’s Prime Steakhouse & Wine Bar	97,662	—	66,311	—
Other	3,536	5	1,893	—
U.S. total	1,023,635	9,302	900,059	3,703
International
Outback Steakhouse Brazil	85,301	—	60,848	—
Other (1)	14,639	4,104	18,544	3,086
International total	99,940	4,104	79,392	3,086
Total	$1,123,575	$13,406	$979,451	$6,789
________________
(1)Includes Restaurant sales for Company-owned Outback Steakhouse restaurants outside of Brazil and Abbraccio restaurants in Brazil. Franchise revenues primarily includes revenues from franchised Outback Steakhouse restaurants.

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	MARCH 27, 2022	DECEMBER 26, 2021
Other current assets, net
Deferred gift card sales commissions	$13,033	$17,793

Unearned revenue
Deferred gift card revenue	$314,974	$387,945
Deferred loyalty revenue	8,217	9,386
Deferred franchise fees - current	439	443
Other	1,674	1,021
Total Unearned revenue	$325,304	$398,795

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,284	$4,280

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Balance, beginning of period	$17,793	$19,300
Deferred gift card sales commissions amortization	(8,017)	(8,725)
Deferred gift card sales commissions capitalization	4,169	3,499
Other	(912)	(572)
Balance, end of period	$13,033	$13,502

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Balance, beginning of period	$387,945	$373,048
Gift card sales	50,280	44,169
Gift card redemptions	(116,622)	(104,940)
Gift card breakage	(6,629)	(6,202)
Balance, end of period	$314,974	$306,075

3.    Earnings Per Share

In February 2021, the Company provided the trustee of its convertible senior notes due in 2025 (the “2025 Notes”) notice of the Company’s irrevocable election to settle the principal portion of the 2025 Notes in cash and any excess in shares. As a result, subsequent to the election, only the amounts in excess of the principal amount are considered in diluted earnings per share. The amount of the 2025 Notes settled in shares of common stock will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price, which was initially $11.89 per share of common stock.

In connection with the offering of the 2025 Notes, the Company entered into warrant transactions (the “Warrant Transactions”), which have a dilutive effect on the Company’s common stock to the extent the price of its common stock exceeds the strike price of the Warrant Transactions, which was initially $16.64.

In connection with dividends paid during the thirteen weeks ended March 27, 2022, the conversion price of the 2025 Notes decreased to $11.82 per share of common stock and the strike price of the related warrants decreased to $16.55 per share of common stock.

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 27, 2022	MARCH 28, 2021
Net income attributable to Bloomin’ Brands	$75,511	$68,862
Convertible senior notes if-converted method interest adjustment, net of tax (1)	—	1,381
Diluted net income attributable to Bloomin’ Brands	$75,511	$70,243

Basic weighted average common shares outstanding	89,355	88,367

Effect of dilutive securities:
Stock options	370	709
Nonvested restricted stock units	279	503
Nonvested performance-based share units	276	94
Convertible senior notes (1)	8,732	15,193
Warrants	4,442	5,775
Diluted weighted average common shares outstanding	103,454	110,641

Basic earnings per share	$0.85	$0.78
Diluted earnings per share	$0.73	$0.63
________________
(1)Adjustment for interest related to the 2025 Notes weighted for the portion of the period prior to the Company’s election under the 2025 Notes indenture to settle the principal portion of its 2025 Notes in cash. Effective with the Company’s election, there will be no further numerator adjustments for interest or denominator adjustments for shares required to settle the principal portion.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Share-based compensation-related weighted average securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows, for the periods indicated:

	THIRTEEN WEEKS ENDED
(shares in thousands)	MARCH 27, 2022	MARCH 28, 2021
Stock options	1,417	1,364
Nonvested restricted stock units	217	73
Nonvested performance-based share units	365	431

4.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Performance-based share units	$2,619	$1,469
Restricted stock units	1,810	2,366
Stock options	377	865
	$4,806	$4,700

In February 2022, the Company granted 0.5 million performance-based share units (“PSUs”) subject to final payout modification by a Relative Total Shareholder Return (“Relative TSR”) modifier. This Relative TSR modifier can adjust the final payout outcome by 75%, 100% or 125% of the achieved performance metric, with the overall payout capped at 200% of the annual target grant. These PSUs have a three-year cliff vesting period and their fair value was estimated using the Monte Carlo simulation model.

Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 27, 2022	MARCH 28, 2021
Assumptions:
Risk-free interest rate (1)	1.64%	0.20%
Dividend yield (2)	2.31%	—%
Volatility (3)	49.11%	48.45%

Grant date fair value per unit (4)	$26.10	$29.73
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term.
(3)Based on the historical volatility of the Company’s stock over the last seven years.
(4)Represents a premium above the per share value of the Company’s common stock for the Relative TSR modifier as of the grant date of 7.9% and 14.3% as of March 27, 2022 and March 28, 2021, respectively.

The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of March 27, 2022:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Performance-based share units	$21,163	1.6
Restricted stock units	$12,002	2.2

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
5.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 27, 2022	DECEMBER 26, 2021
Prepaid expenses	$21,431	$21,194
Accounts receivable - gift cards, net	8,660	91,248
Accounts receivable - vendors, net	14,297	11,793
Accounts receivable - franchisees, net	1,345	1,701
Accounts receivable - other, net	21,665	18,353
Deferred gift card sales commissions	13,033	17,793
Company-owned life insurance policies	18,023	17,244
Other current assets, net	6,134	5,297
	$104,588	$184,623

6.    Long-term Debt, Net

Following is a summary of outstanding Long-term debt, net as of the periods indicated:

	MARCH 27, 2022		DECEMBER 26, 2021
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$192,500	1.76%	$195,000	1.60%
Revolving credit facility (2)	10,000	4.00%	80,000	3.75%
Total Senior Secured Credit Facility	202,500		275,000
2025 Notes	230,000	5.00%	230,000	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Finance lease liabilities	3,380		2,376
Less: unamortized debt discount and issuance costs	(13,433)		(14,157)
Less: finance lease interest	(202)		(154)
Total debt, net	722,245		793,065
Less: current portion of long-term debt	(11,220)		(10,958)
Long-term debt, net	$711,025		$782,107
________________
(1)Interest rate represents the weighted average interest rate as of the respective periods.
(2)Interest rate represents the base rate option elected in anticipation of impending repayment.

Debt Covenants - As of March 27, 2022 and December 26, 2021, the Company was in compliance with its debt covenants.

Credit Agreement Amendment - On April 16, 2021, the Company and its wholly-owned subsidiary OSI Restaurant Partners, LLC (“OSI”), as co-borrowers, entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for senior secured financing of up to $1.0 billion consisting of a $200.0 million Term loan A and an $800.0 million revolving credit facility (the “Senior Secured Credit Facility”).

On April 26, 2022, the Company and OSI entered into the First Amendment to the Second Amended and Restated Credit Agreement and Incremental Amendment (the “Amended Credit Agreement”), which included an increase of the Company’s existing revolving credit facility from $800.0 million to $1.0 billion and a transition from London Inter-Bank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”) as the benchmark rate for

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
purposes of calculating interest under the Senior Secured Credit Facility. At closing, an incremental $192.5 million was drawn on the revolving credit facility to fully repay the outstanding balance of Term loan A. The total indebtedness of the Company remained unchanged as a result of the Amended Credit Agreement.

Under the Amended Credit Agreement, the Company may elect an interest rate at each reset period based on the Base Rate or Adjusted Term SOFR, plus an applicable spread. The Base Rate option is the highest of: (i) the prime rate of Wells Fargo Bank, National Association, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Adjusted Term SOFR with a one-month interest period plus 1.0% (the “Base Rate”). The Adjusted Term SOFR option is the 30, 90 or 180-day SOFR, plus a term SOFR adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”). The interest rates are as follows:

	BASE RATE ELECTION	ADJUSTED TERM SOFR ELECTION
Revolving credit facility	50 to 150 basis points over the Base Rate	150 to 250 basis points over the Adjusted Term SOFR

The transition to SOFR did not materially impact the interest rate applied to the Company’s borrowings. No other material changes were made to the terms of the Company’s Credit Agreement as a result of the Amended Credit Agreement.

7.    Convertible Senior Notes

2025 Notes - The initial conversion rate applicable to the 2025 Notes was 84.122 shares of common stock per $1,000 principal amount of 2025 Notes, or a total of approximately 19.348 million shares for the total $230.0 million principal amount. This initial conversion rate was equivalent to an initial conversion price of approximately $11.89 per share. In connection with dividends paid during the thirteen weeks ended March 27, 2022, the conversion rate for the 2025 Notes decreased to approximately $11.82 per share, which represents 84.603 shares of common stock per $1,000 principal amount of the 2025 Notes, or a total of approximately 19.459 million shares.

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	MARCH 27, 2022	DECEMBER 26, 2021
Long-term debt, net
Principal	$230,000	$230,000
Less: debt issuance costs (1)	(5,495)	(5,898)
Net carrying amount	$224,505	$224,102
________________
(1)Debt issuance costs are amortized to Interest expense, net using the effective interest method over the 2025 Notes’ expected life.

Following is a summary of interest expense for the 2025 Notes, by component, for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Coupon interest	$2,875	$2,875
Deferred issuance cost amortization	404	381
Total interest expense (1)	$3,279	$3,256
________________
(1)The effective rate of the 2025 Notes over their expected life is 5.85%.

Based on the daily closing prices of the Company’s stock during the quarter ended March 27, 2022, holders of the 2025 Notes are eligible to convert their 2025 Notes during the second quarter of 2022.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Convertible Note Warrant Transactions - The Warrant Transactions have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $16.64 per share and is subject to certain adjustments under the terms of the Warrant Transactions. In connection with dividends paid during the thirteen weeks ended March 27, 2022, the strike price for the Warrant Transactions decreased to $16.55.

8.    Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 27, 2022	DECEMBER 26, 2021
Accrued insurance liability	$30,779	$31,517
Deferred payroll tax liabilities (1)	—	27,302
Executive management deferred compensation obligations	21,032	23,543
Other long-term liabilities	38,692	42,880
	$90,503	$125,242
_______________
(1)During the thirteen weeks ended March 27, 2022, the Company reclassified $27.3 million of payroll taxes deferred under the Coronavirus, Aid, Relief and Economic Security Act to current.

9.    Stockholders’ Equity

Share Repurchases - On February 8, 2022, the Company’s Board of Directors (the “Board”) approved a share repurchase program (the “2022 Share Repurchase Program”) under which the Company was authorized to repurchase up to $125.0 million of its outstanding common stock. The 2022 Share Repurchase Program will expire on August 9, 2023. As of March 27, 2022, $113.3 million remained available for repurchase under the 2022 Share Repurchase Program. Following is a summary of the shares repurchased under the Company’s share repurchase program during fiscal year 2022:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
First fiscal quarter (1)	551	$21.26	$11,702
________________
(1)Subsequent to March 27, 2022, the Company repurchased 723 thousand shares of its common stock for $15.6 million under a Rule 10b5-1 plan.

Dividends - The Company declared and paid dividends per share during fiscal year 2022 as follows:

(dollars in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.14	$12,559

In April 2022, the Board declared a quarterly cash dividend of $0.14 per share, payable on May 25, 2022 to shareholders of record at the close of business on May 11, 2022.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	MARCH 27, 2022	DECEMBER 26, 2021
Foreign currency translation adjustment	$(184,197)	$(195,480)
Unrealized loss on derivatives, net of tax	(6,234)	(10,509)
Accumulated other comprehensive loss	$(190,431)	$(205,989)

Following are the components of Other comprehensive income (loss) attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Foreign currency translation adjustment	$11,283	$(6,575)

Unrealized gain (loss) on derivatives, net of tax	573	(42)
Reclassification of adjustments for loss on derivatives included in Net income, net of tax (1)	681	3,003
Impact of terminated interest rate swaps included in Net income, net of tax	3,021	—
Total unrealized gain on derivatives, net of tax	4,275	2,961
Other comprehensive income (loss) attributable to Bloomin’ Brands	$15,558	$(3,614)
________________
(1)See Note 10 - Derivative Instruments and Hedging Activities for the tax impact of reclassifications.

10.    Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk - In October 2018, the Company entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of the Company’s variable rate debt. The swap agreements had an aggregate notional amount of $550.0 million and mature on November 30, 2022. Under the terms of the swap agreements, the Company pays a weighted average fixed rate of 3.04% on the notional amount and receives payments from the counterparty based on one-month LIBOR. During 2021, the Company terminated variable-to-fixed interest rate swap agreements with certain counterparties and as a result, as of March 27, 2022 had interest rate swap agreements remaining with two counterparties for an aggregate notional amount of $125.0 million.

The Company’s swap agreements have been designated and qualify as cash flow hedges, are recognized on its Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. As of March 27, 2022, the Company estimated $8.5 million will be reclassified to Interest expense, net through the November 2022 maturity date of the swaps, including interest expense related to the terminated swap agreements.

The following table presents the fair value and classification of the Company’s swap agreements, as of the periods indicated:

(dollars in thousands)	MARCH 27, 2022	DECEMBER 26, 2021	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability (1)	$1,368	$3,056	Accrued and other current liabilities
Accrued interest	$275	$276	Accrued and other current liabilities
____________________
(1)See Note 12 - Fair Value Measurements for fair value discussion of the interest rate swaps.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table summarizes the effects of the swap agreements on Net income for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Interest rate swap expense recognized in Interest expense, net	$(917)	$(4,044)
Income tax benefit recognized in Provision for income taxes	236	1,041
Total effects on Net income (1)	$(681)	$(3,003)
____________________
(1)Excludes the effects on Net income of terminated interest rate swaps.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 27, 2022, all counterparties to the interest rate swaps had performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

In connection with the Amended Credit Agreement, on April 26, 2022 the Company terminated its remaining variable-to-fixed interest rate swap agreements. Following these terminations, the unrealized losses related to the terminated swap agreements included in Accumulated other comprehensive loss will be amortized to Interest expense, net during 2022.

11.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	MARCH 27, 2022	DECEMBER 26, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,124,517	$1,130,873
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	3,055	2,074
Total lease assets, net		$1,127,572	$1,132,947

Current operating lease liabilities (2)	Accrued and other current liabilities	$177,633	$177,028
Current finance lease liabilities	Current portion of long-term debt	1,220	958
Non-current operating lease liabilities (2)	Non-current operating lease liabilities	1,172,564	1,178,998
Non-current finance lease liabilities	Long-term debt, net	1,958	1,264
Total lease liabilities		$1,353,375	$1,358,248
________________
(1)Net of accumulated amortization of $3.7 million and $3.3 million as of March 27, 2022 and December 26, 2021, respectively.
(2)Excludes current accrued contingent percentage rent of $4.0 million and $3.5 million, as of March 27, 2022 and December 26, 2021, respectively, and immaterial current and non-current COVID-19-related deferred rent accruals.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED
(dollars in thousands)		MARCH 27, 2022	MARCH 28, 2021
Operating leases (1)	Other restaurant operating	$45,361	$44,792
Variable lease cost (2)	Other restaurant operating	1,883	777
Finance leases:
Amortization of leased assets	Depreciation and amortization	337	262
Interest on lease liabilities	Interest expense, net	32	36
Sublease revenue	Franchise and other revenues	(2,558)	(835)
Lease costs, net		$45,055	$45,032
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.0 million and $3.5 million for the thirteen weeks ended March 27, 2022 and March 28, 2021, respectively, which is included in General and administrative expense.
(2)Includes COVID-19-related rent abatements for the thirteen weeks ended March 28, 2021.

The following table is a summary of cash flow impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$48,560	$52,717

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	MARCH 27, 2022			DECEMBER 26, 2021
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$4,552	$4,552	$—	$6,714	$6,714	$—
Money market funds	9,828	9,828	—	9,039	9,039	—
Restricted cash equivalents:
Money market funds	101	101	—	1,472	1,472	—
Total asset recurring fair value measurements	$14,481	$14,481	$—	$17,225	$17,225	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$1,368	$—	$1,368	$3,056	$—	$3,056
Total liability recurring fair value measurements	$1,368	$—	$1,368	$3,056	$—	$3,056

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments	The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of March 27, 2022 and December 26, 2021, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	MARCH 27, 2022		DECEMBER 26, 2021
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior Secured Credit Facility:
Term loan A	$192,500	$188,169	$195,000	$190,125
Revolving credit facility	$10,000	$9,750	$80,000	$76,926
2025 Notes	$230,000	$441,515	$230,000	$447,615
2029 Notes	$300,000	$286,647	$300,000	$304,395

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
13.    Income Taxes

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Income before provision for income taxes	$93,623	$76,391
Provision for income taxes	$15,929	$6,593
Effective income tax rate	17.0%	8.6%

The effective income tax rate for the thirteen weeks ended March 27, 2022 increased by 8.4 percentage points as compared to the thirteen weeks ended March 28, 2021. The increase was primarily due to the change in the amount and mix of forecasted pre-tax book income across the Company’s U.S. and international subsidiaries.

On December 28, 2021, the U.S. Treasury and the Internal Revenue Service released final regulations that, among other things, provide guidance on several aspects of the foreign tax credit rules. As part of the guidance issued, these regulations change longstanding foreign tax credit regulations that now make foreign taxes paid to certain countries no longer creditable in the United States. The Company expects that a portion of post-2021 foreign taxes paid will not be creditable in the United States. Furthermore, the impact of these regulations will result in the utilization of a portion of existing prior year foreign tax credit carryforwards for which the Company had previously recorded a valuation allowance. The valuation allowance related to the credits expected to be utilized will be released during 2022. The impact of non-creditable foreign taxes and the release of the valuation allowance has been considered as part of the effective income tax rate for the thirteen weeks ended March 27, 2022.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rates for the thirteen weeks ended March 27, 2022 and March 28, 2021 were lower than the statutory rate primarily due to the benefit of FICA tax credits on certain employees’ tips.

14.    Commitments and Contingencies

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

The Company recorded reserves of $7.5 million and $7.1 million for certain of its outstanding legal proceedings as of March 27, 2022 and December 26, 2021, respectively, within Accrued and other current liabilities and Other long-term liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

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

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of March 27, 2022, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $24.2 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of March 27, 2022 was approximately $20.0 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. As of March 27, 2022 and December 26, 2021, the Company’s recorded contingent lease liability was $9.0 million and $8.7 million, respectively.

15.    Segment Reporting

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
_________________
(1)Includes franchise locations.

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 26, 2021. Revenues for all segments include only transactions with customers and exclude intersegment revenues. Excluded from Income from operations for U.S. and international are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses and certain bonus expenses.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a summary of Total revenues by segment, for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Total revenues
U.S.	$1,036,407	$904,918
International	104,128	82,555
Total revenues	$1,140,535	$987,473

The following table is a reconciliation of segment income from operations to Income before provision for income taxes, for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Segment income from operations
U.S.	$132,226	$121,735
International	8,884	3,537
Total segment income from operations	141,110	125,272
Unallocated corporate operating expense	(33,854)	(34,274)
Total income from operations	107,256	90,998
Other income, net	—	21
Interest expense, net	(13,633)	(14,628)
Income before provision for income taxes	$93,623	$76,391

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Depreciation and amortization
U.S.	$34,759	$33,645
International	5,537	5,720
Corporate	1,479	1,861
Total depreciation and amortization	$41,775	$41,226

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

(iv)Fluctuations in the price and availability of commodities, including supplier freight charges and restaurant distribution expenses;

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

(x)Dependence on a limited number of suppliers and distributors to meet our beef, chicken and other major product supply needs;

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

(xvii)Any impairment in the carrying value of our goodwill or other intangible or long-lived assets and its effect on our financial condition and results of operations; and

(xviii)Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 26, 2021.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of March 27, 2022, we owned and operated 1,166 full-service restaurants and off-premises only kitchens and franchised 333 full-service restaurants and off-premises only kitchens across 47 states, Guam and 15 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Highlights

Our financial highlights for the thirteen weeks ended March 27, 2022 (“first quarter of 2022”) include the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 14.0% and 9.2%, respectively;
•Increase in Total revenues of 15.5%, as compared to the first quarter of 2021;
•Restaurant-level operating and operating income margins of 17.1% and 9.4%, respectively, as compared to 18.8% and 9.2%, respectively, for the first quarter of 2021;
•Income from operations of $107.3 million, as compared to $91.0 million in the first quarter of 2021; and
•Diluted earnings per share of $0.73, as compared to $0.63 for the first quarter of 2021.

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

•Restaurant-level operating margin, Income from operations, Net income and Diluted earnings per share — financial measures utilized to evaluate our operating performance.

Restaurant-level operating margin is widely regarded in the industry as a useful metric to evaluate restaurant-level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Food and beverage costs, Labor and other related expenses and Other restaurant operating expenses (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statements of Operations and Comprehensive Income. The following categories of our revenue and operating expenses are not included in restaurant-level operating margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

(i)Franchise and other revenues which are earned primarily from franchise royalties and other non-food and beverage revenue streams, such as rental and sublease income;
(ii)Depreciation and amortization which, although substantially all of which is related to restaurant-level assets, represent historical sunk costs rather than cash outlays for the restaurants;

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
(iii)General and administrative expense which includes primarily non-restaurant-level costs associated with support of the restaurants and other activities at our corporate offices; and
(iv)Asset impairment charges and restaurant closing costs which are not reflective of ongoing restaurant performance in a period.

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

•Adjusted restaurant-level operating margin, Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share — non-GAAP financial measures utilized to evaluate our operating performance.

We believe that our use of non-GAAP financial measures permits investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies within the restaurant industry by isolating the effects of certain items that may vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent or will not recur. We believe that the disclosure of these non-GAAP measures is useful to investors as they form part of the basis for how our management team and Board evaluate our operating performance, allocate resources and administer employee incentive plans.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data

The table below presents the number of our full-service restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	MARCH 27, 2022	MARCH 28, 2021
U.S.:
Outback Steakhouse
Company-owned	562	567
Franchised	130	131
Total	692	698
Carrabba’s Italian Grill
Company-owned	199	199
Franchised	20	21
Total	219	220
Bonefish Grill
Company-owned	175	180
Franchised	7	7
Total	182	187
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	64
Aussie Grill
Company-owned (1)	7	3
U.S. total	1,164	1,172
International:
Company-owned
Outback Steakhouse - Brazil (2)	123	110
Other (1)(3)	33	33
Franchised
Outback Steakhouse - South Korea (1)	78	75
Other (3)	52	57
International total	286	275
System-wide total	1,450	1,447
System-wide total - Company-owned	1,163	1,156
System-wide total - Franchised	287	291
____________________
(1)Restaurant counts as of March 28, 2021 have been adjusted to exclude off-premises only locations included in the table below.
(2)The restaurant counts for Brazil are reported as of February 28, 2022 and 2021, respectively, to correspond with the balance sheet dates of this subsidiary.
(3)International Company-owned Other included two Aussie Grill locations as of March 27, 2022 and March 28, 2021. International Franchised Other included three Aussie Grill locations as of March 27, 2022 and March 28, 2021.

The table below presents the number of our off-premises only kitchens in operation as of the periods indicated:

Number of kitchens (at end of the period) (1):	MARCH 27, 2022	MARCH 28, 2021
U.S.:
Company-owned	2	3
International:
Company-owned	1	1
Franchised - South Korea	46	25
System-wide total	49	29
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 27, 2022	MARCH 28, 2021
Revenues
Restaurant sales	98.5%	99.2%
Franchise and other revenues	1.5	0.8
Total revenues	100.0	100.0
Costs and expenses
Food and beverage costs (1)	32.0	29.8
Labor and other related (1)	27.8	28.0
Other restaurant operating (1)	23.1	23.4
Depreciation and amortization	3.7	4.2
General and administrative	5.1	5.8
Provision for impaired assets and restaurant closings	0.2	0.2
Total costs and expenses	90.6	90.8
Income from operations	9.4	9.2
Other income, net	—	*
Interest expense, net	(1.2)	(1.5)
Income before provision for income taxes	8.2	7.7
Provision for income taxes	1.4	0.6
Net income	6.8	7.1
Less: net income attributable to noncontrolling interests	0.2	0.1
Net income attributable to Bloomin’ Brands	6.6%	7.0%
________________
(1)As a percentage of Restaurant sales.
*Less than 1/10th of one percent of Total revenues.

REVENUES

Restaurant sales

Following is a summary of the change in Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 28, 2021	$979.5
Change from:
Comparable restaurant sales	142.0
Restaurant openings	12.4
Restaurant closures	(7.2)
Effect of foreign currency translation	(3.1)
For the period ended March 27, 2022	$1,123.6

The increase in Restaurant sales during the thirteen weeks ended March 27, 2022 was primarily due to: (i) higher comparable restaurant sales primarily attributable to increases in average check per person and (ii) the opening of 37

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
new restaurants not included in our comparable restaurant sales base. The increase in Restaurant sales was partially offset by the closure of 17 restaurants since December 27, 2020.

Average Restaurant Unit Volumes and Operating Weeks

Following is a summary of the average restaurant unit volumes and operating weeks, for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 27, 2022	MARCH 28, 2021
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$80,552	$73,433
Carrabba’s Italian Grill	$67,889	$60,953
Bonefish Grill	$66,265	$54,263
Fleming’s Prime Steakhouse & Wine Bar	$117,382	$80,404
International
Outback Steakhouse - Brazil (1)	$53,939	$43,089
Operating weeks:
U.S.
Outback Steakhouse	7,320	7,383
Carrabba’s Italian Grill	2,587	2,587
Bonefish Grill	2,285	2,340
Fleming’s Prime Steakhouse & Wine Bar	832	825
International
Outback Steakhouse - Brazil	1,581	1,412
____________________
(1)Translated at average exchange rates of 5.47 and 5.30 for the thirteen weeks ended March 27, 2022 and March 28, 2021, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)

Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases) for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 27, 2022	MARCH 28, 2021
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more):
U.S. (1)
Outback Steakhouse	9.2%	4.1%
Carrabba’s Italian Grill	11.5%	8.9%
Bonefish Grill	21.3%	(2.9)%
Fleming’s Prime Steakhouse & Wine Bar	45.7%	(2.3)%
Combined U.S.	14.0%	3.3%
International
Outback Steakhouse - Brazil (2)	35.9%	(21.4)%

Traffic:
U.S.
Outback Steakhouse	(1.0)%	0.9%
Carrabba’s Italian Grill	3.0%	5.2%
Bonefish Grill	7.8%	2.1%
Fleming’s Prime Steakhouse & Wine Bar	28.8%	(5.3)%
Combined U.S.	1.5%	1.7%
International
Outback Steakhouse - Brazil	28.7%	(14.2)%

Average check per person (3):
U.S.
Outback Steakhouse	10.2%	3.2%
Carrabba’s Italian Grill	8.5%	3.7%
Bonefish Grill	13.5%	(5.0)%
Fleming’s Prime Steakhouse & Wine Bar	16.9%	3.0%
Combined U.S.	12.5%	1.6%
International
Outback Steakhouse - Brazil	7.6%	(6.4)%
____________________
(1)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(2)Excludes the effect of fluctuations in foreign currency rates. Includes trading day impact from calendar period reporting.
(3)Average check per person includes the impact of menu pricing changes, product mix and discounts.

Franchise and other revenues

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2022	MARCH 28, 2021
Franchise revenues (1)	$13.4	$6.8
Other revenues	3.6	1.2
Franchise and other revenues	$17.0	$8.0
____________________
(1)Franchise revenues increased during the thirteen weeks ended March 27, 2022 as compared to the thirteen weeks ended March 28, 2021 primarily due to the impact of COVID-19-related capacity restrictions on 2021 franchise sales.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
COSTS AND EXPENSES

Food and beverage costs

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2022	MARCH 28, 2021	CHANGE
Food and beverage costs	$359.4	$291.9
% of Restaurant sales	32.0%	29.8%	2.2%

Food and beverage costs increased as a percentage of Restaurant sales during the thirteen weeks ended March 27, 2022 as compared to the thirteen weeks ended March 28, 2021 primarily due to 3.6% from commodity inflation, partially offset by a decrease as a percentage of Restaurant sales of 1.4% from increases in average check per person, primarily driven by an increase in menu pricing.

Labor and other related expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2022	MARCH 28, 2021	CHANGE
Labor and other related	$312.5	$274.6
% of Restaurant sales	27.8%	28.0%	(0.2)%

Labor and other related expenses decreased as a percentage of Restaurant sales during the thirteen weeks ended March 27, 2022 as compared to the thirteen weeks ended March 28, 2021 primarily due to 1.3% from increases in average check per person and the net benefit of lapping the impact of COVID-19. This decrease was partially offset by an increase as a percentage of Restaurant sales of 1.2% from wage rate inflation.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2022	MARCH 28, 2021	CHANGE
Other restaurant operating	$259.1	$229.3
% of Restaurant sales	23.1%	23.4%	(0.3)%

Other restaurant operating expenses decreased as a percentage of Restaurant sales during the thirteen weeks ended March 27, 2022 as compared to the thirteen weeks ended March 28, 2021 primarily due to 2.3% from leveraging increased restaurant sales, partially offset by increases as a percentage of Restaurant sales of 1.3% from higher operating expenses including utilities and 0.5% from higher advertising expense.

Income from operations

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2022	MARCH 28, 2021	CHANGE
Income from operations	$107.3	$91.0	$16.3
% of Total revenues	9.4%	9.2%	0.2%

The increase in Income from operations generated during the thirteen weeks ended March 27, 2022 as compared to the thirteen weeks ended March 28, 2021 was primarily due to increases in average check per person and the net benefit of lapping the impact of COVID-19, as well as higher franchise revenues. These increases were partially offset by: (i) commodity and wage rate inflation, (ii) higher operating expenses including utilities and (iii) higher advertising expense.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Provision for income taxes

	THIRTEEN WEEKS ENDED
	MARCH 27, 2022	MARCH 28, 2021	CHANGE
Effective income tax rate	17.0%	8.6%	8.4%

The effective income tax rate for the thirteen weeks ended March 27, 2022 increased by 8.4 percentage points as compared to the thirteen weeks ended March 28, 2021. The increase was primarily due to the change in the amount and mix of forecasted pre-tax book income across our U.S. and international subsidiaries.

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

Refer to Note 15 - Segment Reporting of the Notes to Consolidated Financial Statements for reconciliations of segment income from operations to the consolidated operating results.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
U.S. Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Revenues
Restaurant sales	$1,023,635	$900,059
Franchise and other revenues	12,772	4,859
Total revenues	$1,036,407	$904,918
Restaurant-level operating margin	17.4%	19.2%
Income from operations	$132,226	$121,735
Operating income margin	12.8%	13.5%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 28, 2021	$900.1
Change from:
Comparable restaurant sales	123.8
Restaurant openings	7.0
Restaurant closures	(7.2)
For the period ended March 27, 2022	$1,023.7

The increase in U.S. Restaurant sales during the thirteen weeks ended March 27, 2022 was primarily due to: (i) higher comparable restaurant sales primarily attributable to increases in average check per person and (ii) the opening of 13 new restaurants not included in our comparable restaurant sales base. The increase in U.S. Restaurant sales was partially offset by the closure of 17 restaurants since December 27, 2020.

Income from operations

The increase in U.S. Income from operations generated during the thirteen weeks ended March 27, 2022 as compared to the thirteen weeks ended March 28, 2021 was primarily due to increases in average check per person and the net benefit of lapping the impact of COVID-19, as well as higher franchise revenues. These increases were partially offset by: (i) commodity and wage rate inflation, (ii) higher operating expenses including utilities and (iii) higher advertising expense.

International Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Revenues
Restaurant sales	$99,940	$79,392
Franchise and other revenues	4,188	3,163
Total revenues	$104,128	$82,555
Restaurant-level operating margin	16.9%	14.4%
Income from operations	$8,884	$3,537
Operating income margin	8.5%	4.3%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 28, 2021	$79.4
Change from:
Comparable restaurant sales	18.2
Restaurant openings	5.4
Effect of foreign currency translation	(3.1)
For the period ended March 27, 2022	$99.9

The increase in international Restaurant sales during the thirteen weeks ended March 27, 2022 was primarily due to higher comparable restaurant sales and the opening of 24 new restaurants not included in our comparable restaurant sales base.

Income from operations

The increase in international Income from operations generated during the thirteen weeks ended March 27, 2022 as compared to the thirteen weeks ended March 28, 2021 was primarily due to an increase in restaurant operating margin, which includes the recovery of in-restaurant dining from the impact of the COVID-19 pandemic during 2021 and increases in average check per person, partially offset by commodity inflation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Non-GAAP Financial Measures

Restaurant-level operating margin - The following tables reconcile consolidated and segment Income from operations and the corresponding margins to Restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Income from operations	$107,256	$90,998
Operating income margin	9.4%	9.2%
Less:
Franchise and other revenues	16,960	8,022
Plus:
Depreciation and amortization	41,775	41,226
General and administrative	58,674	57,248
Provision for impaired assets and restaurant closings	1,839	2,200
Restaurant-level operating income	$192,584	$183,650
Restaurant-level operating margin	17.1%	18.8%

U.S.	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Income from operations	$132,226	$121,735
Operating income margin	12.8%	13.5%
Less:
Franchise and other revenues	12,772	4,859
Plus:
Depreciation and amortization	34,758	33,645
General and administrative	23,445	21,092
Provision for impaired assets and restaurant closings	58	1,463
Restaurant-level operating income	$177,715	$173,076
Restaurant-level operating margin	17.4%	19.2%

International	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Income from operations	$8,884	$3,537
Operating income margin	8.5%	4.3%
Less:
Franchise and other revenues	4,188	3,163
Plus:
Depreciation and amortization	5,536	5,720
General and administrative	4,928	4,605
Provision for impaired assets and restaurant closings	1,775	707
Restaurant-level operating income	$16,935	$11,406
Restaurant-level operating margin	16.9%	14.4%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The following table presents the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 27, 2022	MARCH 28, 2021
Restaurant sales	100.0%	100.0%

Food and beverage costs	32.0%	29.8%
Labor and other related	27.8%	28.0%
Other restaurant operating	23.1%	23.4%

Restaurant-level operating margin	17.1%	18.8%

Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 27, 2022	MARCH 28, 2021
Diluted net income attributable to Bloomin’ Brands	$75,511	$70,243
Convertible senior notes if-converted method interest adjustment, net of tax (1)	—	1,381
Net income attributable to Bloomin’ Brands	$75,511	$68,862

Diluted earnings per share	$0.73	$0.63
Adjusted diluted earnings per share (2)	$0.80	$0.72

Diluted weighted average common shares outstanding	103,454	110,641
Adjusted diluted weighted average common shares outstanding (2)	94,722	95,448
_________________
(1)Adjustment for interest expense related to the 2025 Notes weighted for the portion of the period prior to our election under the 2025 Notes indenture to settle the principal portion of the 2025 Notes in cash.
(2)For the thirteen weeks ended March 27, 2022 and March 28, 2021, adjusted diluted weighted average common shares outstanding was calculated excluding the dilutive effect of 8,732 and 9,653 shares, respectively, to be issued upon conversion of the 2025 Notes to satisfy the amount in excess of the principal since our convertible note hedge offsets the dilutive impact of the shares underlying the 2025 Notes. For the thirteen weeks ended March 28, 2021, adjusted diluted weighted average common shares outstanding was also calculated assuming our February 2021 election to settle the principal portion of the 2025 Notes in cash was in effect for the entire period.

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

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 27, 2022	MARCH 28, 2021
U.S.
Outback Steakhouse	$129	$92
Carrabba’s Italian Grill	12	10
Bonefish Grill	3	2
U.S. total	144	104
International
Outback Steakhouse - South Korea	78	74
Other	34	24
International total	112	98
Total franchise sales (1)	$256	$202
_____________________
(1)Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 27, 2022, we had $97.8 million in cash and cash equivalents, of which $30.1 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of March 27, 2022, we had aggregate accumulated foreign earnings of approximately $30.5 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional U.S. federal income tax. These amounts are not considered indefinitely reinvested in our foreign subsidiaries.

Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY				TOTAL CREDIT FACILITIES
(dollars in thousands)	TERM LOAN A	REVOLVING FACILITY	2025 NOTES	2029 NOTES
Balance as of December 26, 2021	$195,000	$80,000	$230,000	$300,000	$805,000
2022 new debt	—	90,000	—	—	90,000
2022 payments	(2,500)	(160,000)	—	—	(162,500)
Balance as of March 27, 2022	$192,500	$10,000	$230,000	$300,000	$732,500

Interest rates, as of March 27, 2022 (1)	1.76%	4.00%	5.00%	5.13%
Principal maturity date	April 2026	April 2026	May 2025	April 2029
____________________
(1)Interest rate for Term loan A represents the weighted average interest rate. Interest rate for the revolving credit facility represents the base rate option elected in anticipation of impending repayment.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
As of March 27, 2022, we had $769.3 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $20.7 million.

Our Credit Agreement contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 13 - Long-term Debt, Net in our Annual Report on Form 10-K for the year ended December 26, 2021 for further information.
As of March 27, 2022 and December 26, 2021, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

Credit Agreement Amendment - On April 26, 2022, we and OSI entered into the Amended Credit Agreement, which included an increase of our existing revolving credit facility from $800.0 million to $1.0 billion and a transition from LIBOR to SOFR as the benchmark rate for purposes of calculating interest under the Senior Secured Credit Facility. At closing, an incremental $192.5 million was drawn on the revolving credit facility to fully repay the outstanding balance of Term loan A. Our total indebtedness remained unchanged as a result of the Amended Credit Agreement. The transition to SOFR did not materially impact the interest rate applied to our borrowings.

See Note 6 - Long-term Debt, Net for additional details regarding the Amended Credit Agreement.

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

Dividends and Share Repurchases - In April 2022, our Board declared a quarterly cash dividend of $0.14 per share, payable on May 25, 2022. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

On February 8, 2022, our Board approved the 2022 Share Repurchase Program under which we are authorized to repurchase up to $125.0 million of our outstanding common stock. The 2022 Share Repurchase Program will expire on August 9, 2023. As of March 27, 2022, we had $113.3 million remaining available for repurchase under the 2022 Share Repurchase Program.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Following is a summary of dividends and share repurchases from fiscal year 2015 through March 27, 2022:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2015	$29,332	$169,999	$199,331
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2018	33,312	113,967	147,279
Fiscal year 2019	35,734	106,992	142,726
Fiscal year 2020	17,480	—	17,480
Fiscal year 2021	—	—	—
First fiscal quarter 2022	12,559	11,702	24,261
Total (1)	$190,784	$985,283	$1,176,067
________________
(1)Subsequent to March 27, 2022, we repurchased $15.6 million of our common stock under a Rule 10b5-1 plan.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $11.0 million and $15.5 million as of March 27, 2022 and December 26, 2021, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or rabbi trust account for settlement of our obligations under the deferred compensation plans. The obligation for managing and chef partners’ deferred compensation was fully funded as of March 27, 2022.

Summary of Cash Flows and Financial Condition

Cash Flows - The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 27, 2022	MARCH 28, 2021
Net cash provided by operating activities	$147,135	$141,026
Net cash used in investing activities	(39,150)	(16,618)
Net cash used in financing activities	(101,111)	(96,912)
Effect of exchange rate changes on cash and cash equivalents	1,965	(1,246)
Net increase in cash, cash equivalents and restricted cash	$8,839	$26,250

Operating activities - The increase in net cash provided by operating activities during the thirteen weeks ended March 27, 2022 as compared to the thirteen weeks ended March 28, 2021 was primarily due to the timing of collections of gift card receivables and a decrease in cash paid for interest, partially offset by increased employee compensation payments.

Investing activities - The increase in net cash used in investing activities during the thirteen weeks ended March 27, 2022 as compared to the thirteen weeks ended March 28, 2021 was primarily due to higher capital expenditures.

Financing activities - The increase in net cash used in financing activities during the thirteen weeks ended March 27, 2022 as compared to the thirteen weeks ended March 28, 2021 was primarily due to payment of cash dividends on our common stock and the repurchase of common stock during 2022. These increases were partially offset by lower net repayments on our revolving credit facility.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	MARCH 27, 2022	DECEMBER 26, 2021
Current assets	$271,287	$352,792
Current liabilities	935,648	984,625
Working capital (deficit)	$(664,361)	$(631,833)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $325.3 million and $398.8 million as of March 27, 2022 and December 26, 2021, respectively, and (ii) current operating lease liabilities of $177.6 million and $177.0 million as of March 27, 2022 and December 26, 2021, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales are typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirteen weeks ended March 27, 2022 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, changes in foreign currency exchange rates and changes in commodity prices. We believe that there have been no material changes in our market risk since December 26, 2021. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 26, 2021 for further information regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 27, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended March 27, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.
PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 14 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2021 Form 10-K which could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2021 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the thirteen weeks ended March 27, 2022 that were not registered under the Securities Act of 1933.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended March 27, 2022:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
December 27, 2021 through January 23, 2022	—	$—	—	$—
January 24, 2022 through February 20, 2022	—	$—	—	$125,000,000
February 21, 2022 through March 27, 2022	550,517	$21.26	550,517	$113,298,678
Total	550,517		550,517
____________________
(1)On February 8, 2022, our Board of Directors authorized the repurchase of $125.0 million of our outstanding common stock as announced in our press release issued on February 18, 2022 (the “2022 Share Repurchase Program”). The 2022 Share Repurchase Program will expire on August 9, 2023.

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

3.1	Fourth Amended and Restated Certificate of Incorporation	April 20, 2022, Form 8-K, Exhibit 3.1

10.1*	Second Amendment to Officer Employment Agreement, dated as of February 21, 2022, between Bloomin’ Brands, Inc. and David J. Deno	December 26, 2021 Form 10-K, Exhibit 10.48

10.2
First Amendment to the Second Amended and Restated Credit Agreement and Incremental Amendment, dated April 26, 2022, by and among Bloomin’ Brands, Inc., OSI Restaurant Partners, LLC, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative Agent
April 29, 2022, Form 8-K, Exhibit 10.1

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

Date:	May 3, 2022	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Christopher Meyer
Christopher Meyer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]