Form 10-Q
period 2022-06-26
Bloomin' Brands, Inc.
filed 2022-08-02
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022
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

As of July 28, 2022, 89,297,078 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 26, 2022
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	JUNE 26, 2022	DECEMBER 26, 2021
ASSETS
Current assets
Cash and cash equivalents	$95,346	$87,585
Restricted cash and cash equivalents	101	1,472
Inventories	80,482	79,112
Other current assets, net	116,997	184,623
Total current assets	292,926	352,792
Property, fixtures and equipment, net	852,155	842,012
Operating lease right-of-use assets	1,122,317	1,130,873
Goodwill	278,780	268,444
Intangible assets, net	452,654	453,412
Deferred income tax assets, net	158,110	168,068
Other assets, net	73,053	78,670
Total assets	$3,229,995	$3,294,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$185,645	$167,978
Accrued and other current liabilities	412,831	406,894
Unearned revenue	309,863	398,795
Current portion of long-term debt	1,511	10,958
Total current liabilities	909,850	984,625
Non-current operating lease liabilities	1,168,692	1,179,447
Long-term debt, net	800,222	782,107
Other long-term liabilities, net	88,490	125,242
Total liabilities	2,967,254	3,071,421
Commitments and contingencies (Note 15)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of June 26, 2022 and December 26, 2021	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 90,151,164 and 89,252,823 shares issued and outstanding as of June 26, 2022 and December 26, 2021, respectively	902	893
Additional paid-in capital	1,169,697	1,119,728
Accumulated deficit	(733,723)	(698,171)
Accumulated other comprehensive loss	(176,054)	(205,989)
Total Bloomin’ Brands stockholders’ equity	260,822	216,461
Noncontrolling interests	1,919	6,389
Total stockholders’ equity	262,741	222,850
Total liabilities and stockholders’ equity	$3,229,995	$3,294,271

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Revenues
Restaurant sales	$1,108,918	$1,055,227	$2,232,493	$2,034,678
Franchise and other revenues	16,244	22,139	33,204	30,161
Total revenues	1,125,162	1,077,366	2,265,697	2,064,839
Costs and expenses
Food and beverage costs	364,459	312,102	723,829	603,972
Labor and other related	308,759	294,999	621,270	569,637
Other restaurant operating	263,529	233,450	522,639	462,743
Depreciation and amortization	41,257	40,539	83,032	81,765
General and administrative	59,246	66,462	117,920	123,710
Provision for impaired assets and restaurant closings	193	5,177	2,032	7,377
Total costs and expenses	1,037,443	952,729	2,070,722	1,849,204
Income from operations	87,719	124,637	194,975	215,635
Loss on extinguishment and modification of debt	(107,630)	(2,073)	(107,630)	(2,073)
Loss on fair value adjustment of derivatives, net	(17,685)	—	(17,685)	—
Other income, net	—	—	—	21
Interest expense, net	(12,548)	(14,990)	(26,181)	(29,618)
(Loss) income before provision for income taxes	(50,144)	107,574	43,479	183,965
Provision for income taxes	11,536	22,688	27,465	29,281
Net (loss) income	(61,680)	84,886	16,014	154,684
Less: net income attributable to noncontrolling interests	1,955	2,341	4,138	3,277
Net (loss) income attributable to Bloomin’ Brands	$(63,635)	$82,545	$11,876	$151,407

Net (loss) income	$(61,680)	$84,886	$16,014	$154,684
Other comprehensive (loss) income:
Foreign currency translation adjustment	11,940	10,015	23,223	3,440
Unrealized (loss) gain on derivatives, net of tax	—	(128)	573	(170)
Reclassification of adjustments for loss on derivatives included in Net (loss) income, net of tax	273	1,514	954	4,517
Impact of terminated interest rate swaps included in Net (loss) income, net of tax	2,164	1,471	5,185	1,471
Comprehensive (loss) income	(47,303)	97,758	45,949	163,942
Less: comprehensive income attributable to noncontrolling interests	1,955	2,341	4,138	3,277
Comprehensive (loss) income attributable to Bloomin’ Brands	$(49,258)	$95,417	$41,811	$160,665

(Loss) earnings per share:
Basic	$(0.72)	$0.93	$0.13	$1.71
Diluted	$(0.72)	$0.75	$0.12	$1.38
Weighted average common shares outstanding:
Basic	88,898	89,075	89,127	88,721
Diluted	88,898	109,805	102,045	110,223

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, March 27, 2022	89,185	$892	$1,115,458	$(634,356)	$(190,431)	$1,694	$293,257
Net (loss) income	—	—	—	(63,635)	—	1,955	(61,680)
Other comprehensive income, net of tax	—	—	—	—	14,377	—	14,377
Cash dividends declared, $0.14 per common share	—	—	(12,418)	—	—	—	(12,418)
Repurchase and retirement of common stock	(1,761)	(17)	—	(35,732)	—	—	(35,749)
Stock-based compensation	—	—	4,959	—	—	—	4,959
Common stock issued under stock plans (1)	414	4	1,118	—	—	—	1,122
Purchase of noncontrolling interests, net of tax of $1,142	—	—	(3,301)	—	—	539	(2,762)
Distributions to noncontrolling interests	—	—	—	—	—	(2,513)	(2,513)
Contributions from noncontrolling interests	—	—	—	—	—	244	244
Retirement of convertible senior note hedges	—	—	112,956	—	—	—	112,956
Retirement of warrants	—	—	(97,617)	—	—	—	(97,617)
Issuance of common stock from repurchase of convertible senior notes	2,313	23	48,542	—	—	—	48,565
Balance, June 26, 2022	90,151	$902	$1,169,697	$(733,723)	$(176,054)	$1,919	$262,741

Balance, December 26, 2021	89,253	$893	$1,119,728	$(698,171)	$(205,989)	$6,389	$222,850
Net income	—	—	—	11,876	—	4,138	16,014
Other comprehensive income, net of tax	—	—	—	—	29,935	—	29,935
Cash dividends declared, $0.28 per common share	—	—	(24,977)	—	—	—	(24,977)
Repurchase and retirement of common stock	(2,312)	(23)	—	(47,428)	—	—	(47,451)
Stock-based compensation	—	—	9,802	—	—	—	9,802
Common stock issued under stock plans (1)	897	9	1,998	—	—	—	2,007
Purchase of noncontrolling interests, net of tax of $254	—	—	(735)	—	—	(3,915)	(4,650)
Distributions to noncontrolling interests	—	—	—	—	—	(5,154)	(5,154)
Contributions from noncontrolling interests	—	—	—	—	—	461	461
Retirement of convertible senior note hedges	—	—	112,956	—	—	—	112,956
Retirement of warrants	—	—	(97,617)	—	—	—	(97,617)
Issuance of common stock from repurchase of convertible senior notes	2,313	23	48,542	—	—	—	48,565
Balance, June 26, 2022	90,151	$902	$1,169,697	$(733,723)	$(176,054)	$1,919	$262,741

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, March 28, 2021	88,855	$889	$1,097,639	$(844,864)	$(215,060)	$6,801	$45,405
Net income	—	—	—	82,545	—	2,341	84,886
Other comprehensive income, net of tax	—	—	—	—	12,872	—	12,872
Stock-based compensation	—	—	9,781	—	—	—	9,781
Common stock issued under stock plans (1)	356	3	2,484	—	—	—	2,487
Distributions to noncontrolling interests	—	—	—	—	—	(2,683)	(2,683)
Contributions from noncontrolling interests	—	—	—	—	—	159	159
Balance, June 27, 2021	89,211	$892	$1,109,904	$(762,319)	$(202,188)	$6,618	$152,907

Balance, December 27, 2020	87,856	$879	$1,132,808	$(918,096)	$(211,446)	$6,812	$10,957
Cumulative-effect from a change in accounting principle, net of tax	—	—	(47,323)	4,370	—	—	(42,953)
Net income	—	—	—	151,407	—	3,277	154,684
Other comprehensive income, net of tax	—	—	—	—	9,258	—	9,258
Stock-based compensation	—		14,507	—	—	—	14,507
Common stock issued under stock plans (1)	1,355	13	9,912	—	—	—	9,925
Distributions to noncontrolling interests	—	—	—	—	—	(4,141)	(4,141)
Contributions from noncontrolling interests	—	—	—	—	—	670	670
Balance, June 27, 2021	89,211	$892	$1,109,904	$(762,319)	$(202,188)	$6,618	$152,907
________________
(1)Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021

Cash flows provided by operating activities:
Net income	$16,014	$154,684
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	83,032	81,765
Amortization of debt discounts and issuance costs	2,025	2,396
Amortization of deferred gift card sales commissions	13,458	14,436
Provision for impaired assets and restaurant closings	2,032	7,377
Non-cash interest expense from terminated interest rate swaps	6,980	1,981
Non-cash operating lease costs	41,336	38,073
Stock-based and other non-cash compensation expense	9,802	14,507
Deferred income tax expense	8,329	10,300
Loss on extinguishment and modification of debt	107,630	2,073
Loss on fair value adjustment of derivatives, net	17,685	—
Other, net	4,935	(1,343)
Change in assets and liabilities	(94,440)	(43,067)
Net cash provided by operating activities	218,818	283,182
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	163	4,828
Capital expenditures	(76,901)	(51,398)
Other investments, net	1,000	3,945
Net cash used in investing activities	$(75,738)	$(42,625)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021

Cash flows used in financing activities:
Proceeds from issuance of long-term debt	$—	$200,000
Repayments of long-term debt and finance lease obligations	(195,733)	(425,564)
Proceeds from borrowings on revolving credit facilities	624,500	286,000
Repayments of borrowings on revolving credit facilities	(304,500)	(599,000)
Financing fees	(853)	(5,868)
Proceeds from issuance of senior notes	—	300,000
Issuance costs related to senior notes	—	(5,546)
Repurchase of convertible senior notes	(196,919)	—
Proceeds from retirement of convertible senior note hedges	131,869	—
Payments for retirement of warrants	(114,825)	—
Proceeds from share-based compensation, net	2,007	9,925
Distributions to noncontrolling interests	(5,154)	(4,141)
Contributions from noncontrolling interests	461	670
Purchase of noncontrolling interests	(4,904)	—
Payments for partner equity plan	(5,743)	(4,494)
Repurchase of common stock	(46,151)	—
Cash dividends paid on common stock	(24,977)	—
Net cash used in financing activities	(140,922)	(248,018)
Effect of exchange rate changes on cash and cash equivalents	4,232	128
Net increase (decrease) in cash, cash equivalents and restricted cash	6,390	(7,333)
Cash, cash equivalents and restricted cash as of the beginning of the period	89,057	110,408
Cash, cash equivalents and restricted cash as of the end of the period	$95,447	$103,075
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,862	$23,748
Cash paid for income taxes, net of refunds	$17,191	$11,883
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$26,415	$28,261
Leased assets obtained in exchange for new finance lease liabilities	$2,417	$48
Increase (decrease) in liabilities from the acquisition of property, fixtures and equipment	$2,545	$(203)

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

Recently Issued Financial Accounting Standards Not Yet Adopted - In November 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU No. 2021-10”), which requires financial statement footnote disclosure regarding government assistance accounted for by applying a grant or contribution accounting model by analogy. ASU No. 2021-10 is effective for the Company for the fiscal year ending December 25, 2022. Upon adoption of ASU No. 2021-10 during the fourth quarter of 2022, the Company anticipates government assistance financial statement footnote disclosures within the 2022 Form 10-K, primarily in connection with employee retention credits provided under the Coronavirus, Aid, Relief and Economic Security (“CARES”) Act.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
2.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Revenues
Restaurant sales	$1,108,918	$1,055,227	$2,232,493	$2,034,678
Franchise and other revenues
Franchise revenues	12,596	12,221	26,002	19,010
Other revenues (1)	3,648	9,918	7,202	11,151
Total Franchise and other revenues	16,244	22,139	33,204	30,161
Total revenues	$1,125,162	$1,077,366	$2,265,697	$2,064,839
________________
(1)During the thirteen and twenty-six weeks ended June 27, 2021, the Company recognized $6.3 million of other revenues in connection with favorable court rulings in Brazil regarding the calculation methodology and taxable base of Program of Social Integration (“PIS”) and Contribution for the Financing of Social Security (“COFINS”) taxes. The amount recognized as a result of the favorable court rulings primarily represents refundable PIS and COFINS taxes for prior years, including accrued interest.

The following tables include the disaggregation of Restaurant sales and franchise revenues, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED
	JUNE 26, 2022		JUNE 27, 2021
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$573,563	$8,156	$579,096	$8,418
Carrabba’s Italian Grill	170,190	797	171,408	665
Bonefish Grill	145,472	173	149,036	174
Fleming’s Prime Steakhouse & Wine Bar	93,933	—	88,101	—
Other	2,769	8	2,652	—
U.S. total	985,927	9,134	990,293	9,257
International
Outback Steakhouse Brazil	100,647	—	43,310	—
Other (1)	22,344	3,462	21,624	2,964
International total	122,991	3,462	64,934	2,964
Total	$1,108,918	$12,596	$1,055,227	$12,221
________________
(1)Includes Restaurant sales for Company-owned Outback Steakhouse restaurants outside of Brazil and Abbraccio restaurants in Brazil. Franchise revenues primarily includes revenues from franchised Outback Steakhouse restaurants.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022		JUNE 27, 2021
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$1,168,956	$16,615	$1,126,291	$11,374
Carrabba’s Italian Grill	345,818	1,458	329,094	1,282
Bonefish Grill	296,888	350	276,010	304
Fleming’s Prime Steakhouse & Wine Bar	191,595	—	154,412	—
Other	6,305	13	4,545	—
U.S. total	2,009,562	18,436	1,890,352	12,960
International
Outback Steakhouse Brazil	185,948	—	104,158	—
Other (1)	36,983	7,566	40,168	6,050
International total	222,931	7,566	144,326	6,050
Total	$2,232,493	$26,002	$2,034,678	$19,010
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

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	JUNE 26, 2022	DECEMBER 26, 2021
Other current assets, net
Deferred gift card sales commissions	$12,338	$17,793

Unearned revenue
Deferred gift card revenue	$303,544	$387,945
Deferred loyalty revenue	4,309	9,386
Deferred franchise fees - current	440	443
Other	1,570	1,021
Total unearned revenue	$309,863	$398,795

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,185	$4,280

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Balance, beginning of the period	$13,033	$13,502	$17,793	$19,300
Deferred gift card sales commissions amortization	(5,441)	(5,711)	(13,458)	(14,436)
Deferred gift card sales commissions capitalization	5,436	5,297	9,605	8,796
Other	(690)	(540)	(1,602)	(1,112)
Balance, end of the period	$12,338	$12,548	$12,338	$12,548

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Balance, beginning of the period	$314,974	$306,075	$387,945	$373,048
Gift card sales	65,174	63,921	115,454	108,090
Gift card redemptions	(72,428)	(71,859)	(189,050)	(176,799)
Gift card breakage	(4,176)	(4,182)	(10,805)	(10,384)
Balance, end of the period	$303,544	$293,955	$303,544	$293,955

3.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 27, 2021	JUNE 27, 2021
Impairment losses
U.S.	$5,768	$7,174
International	(555)	152
Corporate	209	238
Total impairment losses	5,422	7,564
Restaurant closure benefits
U.S.	(92)	(34)
International	(153)	(153)
Total restaurant closure benefits	(245)	(187)
Provision for impaired assets and restaurant closings	$5,177	$7,377

Impairment and closure charges during the periods presented resulted primarily from locations identified for closure.

Annual Goodwill and Intangible Asset Impairment Assessment - The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during its second fiscal quarter. The Company’s 2022 and 2021 assessments were qualitative. In connection with these assessments, the Company did not record any impairment charges.

Accrued Facility Closure and Other Costs Rollforward - The following table is a rollforward of the Company’s closed facility lease liabilities and other accrued costs associated with the closure and restructuring initiatives, for the period indicated:

TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022
Balance, beginning of the period	$8,485
Cash payments	(2,308)
Accretion	304
Adjustments	(323)
Balance, end of the period (1)	$6,158
________________
(1)As of June 26, 2022, the Company had exit-related accruals related to certain closure and restructuring initiatives of $1.6 million recorded in Accrued and other current liabilities and $4.6 million recorded in Non-current operating lease liabilities on its Consolidated Balance Sheet.

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

In connection with dividends paid during the twenty-six weeks ended June 26, 2022, the conversion price of the 2025 Notes decreased to $11.74 per share of common stock and the strike price of the related warrants decreased to $16.43 per share of common stock.

The following table presents the computation of basic and diluted (loss) earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Net (loss) income attributable to Bloomin’ Brands	$(63,635)	$82,545	$11,876	$151,407
Convertible senior notes if-converted method interest adjustment, net of tax (1)	—	—	—	691
Diluted net (loss) income attributable to Bloomin’ Brands	$(63,635)	$82,545	$11,876	$152,098

Basic weighted average common shares outstanding	88,898	89,075	89,127	88,721

Effect of dilutive securities:
Stock options	—	1,165	305	937
Nonvested restricted stock units	—	351	192	427
Nonvested performance-based share units	—	—	143	47
Convertible senior notes (1)(2)	—	11,231	8,253	13,212
Warrants (2)	—	7,983	4,025	6,879
Diluted weighted average common shares outstanding	88,898	109,805	102,045	110,223

Basic (loss) earnings per share	$(0.72)	$0.93	$0.13	$1.71
Diluted (loss) earnings per share	$(0.72)	$0.75	$0.12	$1.38
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
(2)During the thirteen weeks ended June 26, 2022, the Company repurchased $125.0 million of the 2025 Notes and retired the corresponding portion of the related warrants. See Note 8 - Convertible Senior Notes for additional details. Due to the Company’s net loss during the thirteen weeks ended June 26, 2022, dilutive excess shares and warrants were excluded from the computation of diluted earnings per share as their effect would be antidilutive.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Share-based compensation-related weighted average securities outstanding not included in the computation of (loss) earnings per share because their effect was antidilutive were as follows, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(shares in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Stock options	2,563	—	1,870	682
Nonvested restricted stock units	485	9	299	41
Nonvested performance-based share units	596	465	475	448

5.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Performance-based share units (1)	$2,840	$7,318	$5,459	$8,787
Restricted stock units	2,027	1,964	3,837	4,330
Stock options	55	469	432	1,334
	$4,922	$9,751	$9,728	$14,451
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

Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the periods indicated:

	TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021
Assumptions:
Risk-free interest rate (1)	1.64%	0.20%
Dividend yield (2)	2.31%	—%
Volatility (3)	49.11%	48.45%

Grant date fair value per unit (4)	$26.10	$29.73
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term.
(3)Based on the historical volatility of the Company’s stock over the last seven years.
(4)Represents a premium above the per share value of the Company’s common stock for the Relative TSR modifier as of the grant date of 7.9% and 14.3% for grants during the twenty-six weeks ended June 26, 2022 and June 27, 2021, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of June 26, 2022:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Performance-based share units	$18,045	1.7
Restricted stock units	$11,342	1.9

6.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 26, 2022	DECEMBER 26, 2021
Prepaid expenses	$28,000	$21,194
Accounts receivable - gift cards, net	15,575	91,248
Accounts receivable - vendors, net	12,284	11,793
Accounts receivable - franchisees, net	1,720	1,701
Accounts receivable - other, net	19,184	18,353
Deferred gift card sales commissions	12,338	17,793
Company-owned life insurance policies	21,501	17,244
Other current assets, net	6,395	5,297
	$116,997	$184,623

7.    Long-term Debt, Net

Following is a summary of outstanding Long-term debt, net as of the periods indicated:

	JUNE 26, 2022		DECEMBER 26, 2021
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$—		$195,000	1.60%
Revolving credit facility (2)	400,000	2.74%	80,000	3.75%
Total Senior Secured Credit Facility	400,000		275,000
2025 Notes (3)	105,000	5.00%	230,000	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Finance lease liabilities	4,228		2,376
Less: unamortized debt discount and issuance costs (4)	(7,176)		(14,157)
Less: finance lease interest	(319)		(154)
Total debt, net	801,733		793,065
Less: current portion of long-term debt	(1,511)		(10,958)
Long-term debt, net	$800,222		$782,107
________________
(1)Interest rate represents the weighted average interest rate as of December 26, 2021.
(2)Interest rate represents the weighted average interest rate as of June 26, 2022 and the base rate option elected in anticipation of impending repayment as of December 26, 2021.
(3)During the thirteen weeks ended June 26, 2022, the Company repurchased $125.0 million of the 2025 Notes. See Note 8 - Convertible Senior Notes for additional details.
(4)In connection with the Amended Credit Agreement and the partial repurchase of the 2025 Notes, $5.7 million of debt issuance costs were written off during the thirteen weeks ended June 26, 2022. See Note 8 - Convertible Senior Notes for additional details.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Credit Agreement Amendment - On April 16, 2021, the Company and its wholly-owned subsidiary OSI Restaurant Partners, LLC (“OSI”), as co-borrowers, entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for senior secured financing of up to $1.0 billion consisting of a $200.0 million Term loan A and an $800.0 million revolving credit facility (the “Senior Secured Credit Facility”), maturing on April 16, 2026.

On April 26, 2022, the Company and OSI entered into the First Amendment to the Second Amended and Restated Credit Agreement and Incremental Amendment (the “Amended Credit Agreement”), which included an increase of the Company’s existing revolving credit facility from $800.0 million to $1.0 billion and a transition from London Inter-Bank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”) as the benchmark rate for purposes of calculating interest under the Senior Secured Credit Facility. At closing, an incremental $192.5 million was drawn on the revolving credit facility to fully repay the outstanding balance of Term loan A. The total indebtedness of the Company remained unchanged as a result of the Amended Credit Agreement.

Under the Amended Credit Agreement, the Company may elect an interest rate at each reset period based on the Base Rate or Adjusted Term SOFR, plus an applicable spread. The Base Rate option is the highest of: (i) the prime rate of Wells Fargo Bank, National Association, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the Adjusted Term SOFR with a one-month interest period plus 1.0% (the “Base Rate”). The Adjusted Term SOFR option is the 30, 90 or 180-day SOFR, plus a term SOFR adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”). The interest rate spreads are as follows:

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

As of June 26, 2022 and December 26, 2021, the Company was in compliance with its debt covenants.

Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of the period indicated:

(dollars in thousands)	JUNE 26, 2022
Year 1	$1,543
Year 2	1,389
Year 3	105,770
Year 4	400,306
Year 5	176
Thereafter	300,044
Total payments	809,228
Less: unamortized debt discount and issuance costs	(7,176)
Less: finance lease interest	(319)
Total principal payments	$801,733

8.    Convertible Senior Notes

2025 Notes - On May 25, 2022, the Company entered into exchange agreements (the “Exchange Agreements”) with certain holders (the “Noteholders”) of the 2025 Notes. The Noteholders agreed to exchange $125.0 million in

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
aggregate principal amount of the Company’s outstanding 2025 Notes for $196.9 million in cash, plus accrued interest, and approximately 2.3 million shares of the Company’s common stock (the “2025 Notes Partial Repurchase”). Under the Exchange Agreements, the total amount of cash paid and number of shares of common stock issued by the Company were based upon the volume-weighted average price per share of the Company’s common stock during a ten-trading day averaging period ending on June 14, 2022. Upon entering into the Exchange Agreements, the conversion feature related to the 2025 Notes repurchased, as well as the settlements of the related convertible senior note hedges and warrants, were subject to derivative accounting. In connection with the 2025 Notes Partial Repurchase, the Company recognized a loss on extinguishment of debt of $104.7 million and a loss on fair value adjustment of derivatives, net of $17.7 million, and recorded a $48.5 million increase to Additional paid-in capital during the thirteen weeks ended June 26, 2022.

The initial conversion rate applicable to the 2025 Notes was 84.122 shares of common stock per $1,000 principal amount of 2025 Notes, or a total of approximately 19.348 million shares for the total $230.0 million principal amount. This initial conversion rate was equivalent to an initial conversion price of approximately $11.89 per share. In connection with dividends paid during the twenty-six weeks ended June 26, 2022, the conversion rate for the remaining 2025 Notes decreased to approximately $11.74 per share, which represents 85.185 shares of common stock per $1,000 principal amount of the 2025 Notes, or a total of approximately 8.944 million shares.

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	JUNE 26, 2022	DECEMBER 26, 2021
Long-term debt, net
Principal	$105,000	$230,000
Less: debt issuance costs (1)	(2,321)	(5,898)
Net carrying amount	$102,679	$224,102
________________
(1)Debt issuance costs are amortized to Interest expense, net using the effective interest method over the 2025 Notes’ expected life. During the thirteen weeks ended June 26, 2022, the Company wrote off $2.8 million of debt issuance costs as a result of the 2025 Notes Partial Repurchase.

Following is a summary of interest expense for the 2025 Notes, by component, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Coupon interest	$2,597	$2,875	$5,472	$5,750
Debt issuance cost amortization	370	386	774	767
Total interest expense (1)	$2,967	$3,261	$6,246	$6,517
________________
(1)The effective rate of the 2025 Notes over their expected life is 5.85%.

Based on the daily closing prices of the Company’s stock during the quarter ended June 26, 2022, the remaining holders of the 2025 Notes are eligible to convert their 2025 Notes during the third quarter of 2022.

Convertible Note Hedge and Warrant Transactions - In connection with the 2025 Notes Partial Repurchase, the Company entered into partial unwind agreements with certain financial institutions relating to a portion of the convertible note hedge transactions (the “Note Hedge Early Termination Agreements”) and a portion of the Warrant Transactions (the “Warrant Early Termination Agreements”) that were previously entered into by the Company in connection with the issuance of the 2025 Notes. Upon settlement, the Company received $131.9 million for the Note Hedge Early Termination Agreements and paid $114.8 million for the Warrant Early Termination Agreements during the thirteen weeks ended June 26, 2022. In connection with the Note Hedge Early Termination Agreements and the Warrant Early Termination Agreements the Company recorded a $113.0 million increase and a $97.6 million decrease, respectively, to Additional paid-in capital during the thirteen weeks ended June 26, 2022.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The remaining Warrant Transactions have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $16.64 per share and is subject to certain adjustments under the terms of the Warrant Transactions. In connection with dividends paid during the twenty-six weeks ended June 26, 2022, the strike price for the remaining Warrant Transactions decreased to $16.43.

9.    Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 26, 2022	DECEMBER 26, 2021
Accrued insurance liability	$29,281	$31,517
Deferred payroll tax liabilities (1)	—	27,302
Executive management deferred compensation obligations	19,098	23,543
Other long-term liabilities	40,111	42,880
	$88,490	$125,242
_______________
(1)During the twenty-six weeks ended June 26, 2022, the Company reclassified $27.3 million of payroll taxes deferred under the CARES Act to current.

10.    Stockholders’ Equity

Share Repurchases - On February 8, 2022, the Company’s Board of Directors (the “Board”) approved a share repurchase program (the “2022 Share Repurchase Program”) under which the Company was authorized to repurchase up to $125.0 million of its outstanding common stock. The 2022 Share Repurchase Program will expire on August 9, 2023. As of June 26, 2022, $77.5 million remained available for repurchase under the 2022 Share Repurchase Program. Following is a summary of the shares repurchased under the 2022 Share Repurchase Program during fiscal year 2022:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
First fiscal quarter	551	$21.26	$11,702
Second fiscal quarter	1,761	$20.30	35,749
Total common stock repurchases (1)	2,312	$20.53	$47,451
________________
(1)Subsequent to June 26, 2022, the Company repurchased 854 thousand shares of its common stock for $14.9 million under a Rule 10b5-1 plan through July 28, 2022.

Dividends - The Company declared and paid dividends per share during fiscal year 2022 as follows:

(dollars in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.14	$12,559
Second fiscal quarter	0.14	12,418
Total cash dividends declared and paid	$0.28	$24,977

In July 2022, the Board declared a quarterly cash dividend of $0.14 per share, payable on August 24, 2022 to shareholders of record at the close of business on August 10, 2022.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	JUNE 26, 2022	DECEMBER 26, 2021
Foreign currency translation adjustment	$(172,257)	$(195,480)
Unrealized loss on derivatives, net of tax	(3,797)	(10,509)
Accumulated other comprehensive loss	$(176,054)	$(205,989)

Following are the components of Other comprehensive income attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Foreign currency translation adjustment	$11,940	$10,015	$23,223	$3,440

Unrealized (loss) gain on derivatives, net of tax	—	(128)	573	(170)
Reclassification of adjustments for loss on derivatives included in Net (loss) income, net of tax (1)	273	1,514	954	4,517
Impact of terminated interest rate swaps included in Net (loss) income, net of tax (1)	2,164	1,471	5,185	1,471
Total gain on derivatives, net of tax	2,437	2,857	6,712	5,818
Other comprehensive income attributable to Bloomin’ Brands	$14,377	$12,872	$29,935	$9,258
________________
(1)See Note 11 - Derivative Instruments and Hedging Activities for the tax impact of reclassifications and the terminated swaps.

11.    Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk - In October 2018, the Company entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of the Company’s variable rate debt. The swap agreements had an aggregate notional amount of $550.0 million and mature on November 30, 2022. Under the terms of the swap agreements, the Company paid a weighted average fixed rate of 3.04% on the notional amount and received payments from the counterparty based on one-month LIBOR. During 2021, the Company terminated its variable-to-fixed interest rate swap agreements with certain counterparties and as a result, as of December 26, 2021 had interest rate swap agreements remaining with two counterparties for an aggregate notional amount of $125.0 million.

In connection with the Amended Credit Agreement, on April 26, 2022 the Company terminated its remaining variable-to-fixed interest rate swap agreements. Following these terminations, the unrealized losses related to the terminated swap agreements included in Accumulated other comprehensive loss will be amortized to Interest expense, net during 2022.

The Company’s swap agreements were designated and qualified as cash flow hedges, recognized on its Consolidated Balance Sheet at fair value as of December 26, 2021 and classified based on the instruments’ maturity dates. As of June 26, 2022, the Company estimated $5.2 million of interest expense from the terminated swap agreements will be reclassified to Interest expense, net through the November 2022 maturity date of the swaps.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents the fair value and classification of the Company’s swap agreements, as of the period indicated:

(dollars in thousands)	DECEMBER 26, 2021	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability (1)	$3,056	Accrued and other current liabilities
Accrued interest	$276	Accrued and other current liabilities
____________________
(1)See Note 13 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the swap agreements on Net (loss) income for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Interest rate swap agreements:
Interest rate swap expense recognized in Interest expense, net	$(367)	$(2,038)	$(1,284)	$(6,082)
Income tax benefit recognized in Provision for income taxes	94	524	330	1,565
Net effects of interest rate swap agreements	$(273)	$(1,514)	$(954)	$(4,517)
Terminated interest rate swap agreements:
Terminated interest rate swap expense recognized in Interest expense, net	$(2,913)	$(1,981)	$(6,980)	$(1,981)
Income tax benefit recognized in Provision for income taxes	749	510	1,795	510
Net effects of terminated interest rate swap agreements	$(2,164)	$(1,471)	$(5,185)	$(1,471)
Total net effects on Net (loss) income	$(2,437)	$(2,985)	$(6,139)	$(5,988)

12.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	JUNE 26, 2022	DECEMBER 26, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,122,317	$1,130,873
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	3,782	2,074
Total lease assets, net		$1,126,099	$1,132,947

Current operating lease liabilities (2)	Accrued and other current liabilities	$178,817	$177,028
Current finance lease liabilities	Current portion of long-term debt	1,511	958
Non-current operating lease liabilities (2)	Non-current operating lease liabilities	1,168,418	1,178,998
Non-current finance lease liabilities	Long-term debt, net	2,398	1,264
Total lease liabilities		$1,351,144	$1,358,248
________________
(1)Net of accumulated amortization of $4.1 million and $3.3 million as of June 26, 2022 and December 26, 2021, respectively.
(2)Excludes current accrued contingent percentage rent of $4.3 million and $3.5 million, as of June 26, 2022 and December 26, 2021, respectively, and immaterial current and non-current COVID-19-related deferred rent accruals.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)		JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Operating leases (1)	Other restaurant operating	$45,579	$43,763	$90,940	$88,555
Variable lease cost (2)	Other restaurant operating	1,619	731	3,502	1,508
Finance leases:
Amortization of leased assets	Depreciation and amortization	356	258	693	520
Interest on lease liabilities	Interest expense, net	44	31	76	67
Sublease revenue	Franchise and other revenues	(2,436)	(2,825)	(4,994)	(3,660)
Lease costs, net		$45,162	$41,958	$90,217	$86,990
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.1 million and $3.2 million for the thirteen weeks ended June 26, 2022 and June 27, 2021, respectively, and $6.1 million and $6.7 million for the twenty-six weeks ended June 26, 2022 and June 27, 2021, respectively, which is included in General and administrative expense.
(2)Includes COVID-19-related rent abatements for the thirteen and twenty-six weeks ended June 27, 2021.

The following table is a summary of cash flow impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$97,255	$105,323

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	JUNE 26, 2022			DECEMBER 26, 2021
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$13,583	$13,583	$—	$6,714	$6,714	$—
Money market funds	10,670	10,670	—	9,039	9,039	—
Restricted cash equivalents:
Money market funds	101	101	—	1,472	1,472	—
Total asset recurring fair value measurements	$24,354	$24,354	$—	$17,225	$17,225	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$—	$—	$—	$3,056	$—	$3,056
Total liability recurring fair value measurements	$—	$—	$—	$3,056	$—	$3,056

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments	The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of December 26, 2021, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, operating lease right-of-use assets, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. Carrying value after impairment approximates fair value. The following tables summarize the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis, for the periods indicated:

	THIRTEEN WEEKS ENDED
	JUNE 27, 2021
(dollars in thousands)	REMAINING CARRYING VALUE (1)	TOTAL IMPAIRMENT
Operating lease right-of-use assets	$5,687	$962
Property, fixtures and equipment	8,192	4,460
	$13,879	$5,422

	TWENTY-SIX WEEKS ENDED
	JUNE 27, 2021
(dollars in thousands)	REMAINING CARRYING VALUE (1)	TOTAL IMPAIRMENT
Operating lease right-of-use assets	$7,651	$1,512
Property, fixtures and equipment	8,928	6,052
	$16,579	$7,564
________________
(1)All asset carrying values measured using discounted cash flow models (Level 3).

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	JUNE 26, 2022		DECEMBER 26, 2021
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior Secured Credit Facility:
Term loan A	$—	$—	$195,000	$190,125
Revolving credit facility	$400,000	$390,000	$80,000	$76,926
2025 Notes	$105,000	$177,031	$230,000	$447,615
2029 Notes	$300,000	$255,000	$300,000	$304,395

14.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
(Loss) income before provision for income taxes	$(50,144)	$107,574	$43,479	$183,965
Provision for income taxes	$11,536	$22,688	$27,465	$29,281
Effective income tax rate	(23.0)%	21.1%	63.2%	15.9%

The effective income tax rate for the thirteen weeks ended June 26, 2022 includes the impact of nondeductible losses associated with the 2025 Notes Partial Repurchase which, relative to a pre-tax book loss during the quarter, resulted in a negative effective income tax rate.

The effective income tax rate for the twenty-six weeks ended June 26, 2022 increased by 47.3 percentage points as compared to the twenty-six weeks ended June 27, 2021. The increase was primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during the twenty-six weeks ended June 26, 2022.

On December 28, 2021, the U.S. Treasury and the Internal Revenue Service released final regulations that, among other things, provide guidance on several aspects of the foreign tax credit rules. As part of the guidance issued, these regulations change longstanding foreign tax credit regulations that now make foreign taxes paid to certain countries no longer creditable in the United States. The Company expects that a portion of post-2022 foreign taxes paid will not be creditable in the United States. Furthermore, the impact of these regulations will result in the utilization of existing prior year foreign tax credit carryforwards for which the Company had previously recorded a valuation allowance. The valuation allowance related to the credits expected to be utilized has been released during the thirteen and twenty-six weeks ended June 26, 2022.

The effective income tax rate for the thirteen weeks ended June 26, 2022 was lower than the Company’s blended federal and state statutory rate of approximately 26%. The income tax rate includes the impact of nondeductible losses associated with the 2025 Notes Partial Repurchase which, relative to a pre-tax book loss during the quarter, resulted in a negative effective income tax rate.

The effective income tax rate for the twenty-six weeks ended June 26, 2022 was higher than the statutory rate primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during the twenty-six weeks ended June 26, 2022.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The effective income tax rates for the thirteen and twenty-six weeks ended June 27, 2021 were lower than the statutory rate primarily due to the benefit of FICA tax credits on certain employees’ tips.

15.    Commitments and Contingencies

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

The Company recorded reserves of $8.5 million and $7.1 million for certain of its outstanding legal proceedings as of June 26, 2022 and December 26, 2021, respectively, within Accrued and other current liabilities and Other long-term liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

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

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of June 26, 2022, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $23.0 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of June 26, 2022 was approximately $17.5 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. As of June 26, 2022 and December 26, 2021, the Company’s recorded contingent lease liability was $8.4 million and $8.7 million, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
16.    Segment Reporting

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
The following table is a summary of Total revenues by segment, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Total revenues
U.S.	$998,627	$1,003,058	$2,035,034	$1,907,976
International	126,535	74,308	230,663	156,863
Total revenues	$1,125,162	$1,077,366	$2,265,697	$2,064,839

The following table is a reconciliation of segment income from operations to (Loss) income before provision for income taxes, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Segment income from operations
U.S.	$104,620	$165,297	$236,846	$287,032
International	14,126	2,470	23,010	6,007
Total segment income from operations	118,746	167,767	259,856	293,039
Unallocated corporate operating expense	(31,027)	(43,130)	(64,881)	(77,404)
Total income from operations	87,719	124,637	194,975	215,635
Loss on extinguishment and modification of debt	(107,630)	(2,073)	(107,630)	(2,073)
Loss on fair value adjustment of derivatives, net	(17,685)	—	(17,685)	—
Other income, net	—	—	—	21
Interest expense, net	(12,548)	(14,990)	(26,181)	(29,618)
(Loss) income before provision for income taxes	$(50,144)	$107,574	$43,479	$183,965

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Depreciation and amortization
U.S.	$33,544	$33,578	$68,303	$67,223
International	6,019	5,566	11,556	11,286
Corporate	1,694	1,395	3,173	3,256
Total depreciation and amortization	$41,257	$40,539	$83,032	$81,765

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

(iv)Fluctuations in the price and availability of commodities, including supplier freight charges and restaurant distribution expenses, and other impacts of inflation;

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of June 26, 2022, we owned and operated 1,169 full-service restaurants and off-premises only kitchens and franchised 332 full-service restaurants and off-premises only kitchens across 47 states, Guam and 15 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Highlights

Our financial highlights for the thirteen weeks ended June 26, 2022 include the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of (0.4)% and (1.1)%, respectively;
•Increase in Total revenues of 4.4%, as compared to the second quarter of 2021;
•Operating income and restaurant-level operating margins of 7.8% and 15.5%, respectively, as compared to 11.6% and 20.3%, respectively, for the second quarter of 2021;
•Income from operations of $87.7 million, as compared to $124.6 million in the second quarter of 2021;
•Loss on extinguishment of debt of $104.7 million and loss on fair value adjustment of derivatives, net, of $17.7 million in connection with the 2025 Notes Partial Repurchase; and
•Diluted loss per share of $(0.72), as compared to diluted earnings per share of $0.75 for the second quarter of 2021.

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

•Restaurant-level operating margin, Income from operations, Net (loss) income and Diluted (loss) earnings per share — financial measures utilized to evaluate our operating performance.

Restaurant-level operating margin is widely regarded in the industry as a useful metric to evaluate restaurant-level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Food and beverage costs, Labor and other related expenses and Other restaurant operating expenses (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statements of Operations and Comprehensive (Loss) Income. The following categories of our revenue and operating expenses are not included in restaurant-level

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
operating margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

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

Restaurant-level operating margin excludes various expenses, as discussed above, that are essential to support the operations of our restaurants and may materially impact our Consolidated Statements of Operations and Comprehensive (Loss) Income. As a result, restaurant-level operating margin is not indicative of our consolidated results of operations and is presented exclusively as a supplement to, and not a substitute for, Net (loss) income or Income from operations. In addition, our presentation of restaurant-level operating margin may not be comparable to similarly titled measures used by other companies in our industry;

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data

The table below presents the number of our full-service restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	JUNE 26, 2022	JUNE 27, 2021
U.S.
Outback Steakhouse
Company-owned	563	566
Franchised	130	131
Total	693	697
Carrabba’s Italian Grill
Company-owned	198	199
Franchised	19	20
Total	217	219
Bonefish Grill
Company-owned	174	179
Franchised	7	7
Total	181	186
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	64
Aussie Grill
Company-owned (1)	5	4
U.S. total	1,160	1,170
International
Company-owned
Outback Steakhouse - Brazil (2)	129	113
Other (1)(2)(3)	33	33
Franchised
Outback Steakhouse - South Korea (1)	77	76
Other (3)	50	55
International total	289	277
System-wide total	1,449	1,447
System-wide total - Company-owned	1,166	1,158
System-wide total - Franchised	283	289
____________________
(1)Previously presented restaurant counts as of June 27, 2021 have been adjusted to exclude off-premises only locations included in the table below.
(2)The restaurant counts for Brazil, including Abbraccio restaurants within International Company-owned Other, are reported as of May 31, 2022 and 2021, respectively, to correspond with the balance sheet dates of this subsidiary.
(3)International Company-owned Other included two Aussie Grill locations as of June 26, 2022 and June 27, 2021. International Franchised Other included three Aussie Grill locations as of June 26, 2022 and June 27, 2021.

The table below presents the number of our off-premises only kitchens in operation as of the periods indicated:

Number of kitchens (at end of the period) (1):	JUNE 26, 2022	JUNE 27, 2021
U.S.
Company-owned	2	4
International
Company-owned	1	1
Franchised - South Korea	49	32
System-wide total	52	37
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Revenues
Restaurant sales	98.6%	97.9%	98.5%	98.5%
Franchise and other revenues	1.4	2.1	1.5	1.5
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Food and beverage costs (1)	32.9	29.6	32.4	29.7
Labor and other related (1)	27.8	28.0	27.8	28.0
Other restaurant operating (1)	23.8	22.1	23.4	22.7
Depreciation and amortization	3.7	3.8	3.7	4.0
General and administrative	5.3	6.2	5.2	6.0
Provision for impaired assets and restaurant closings	*	0.5	0.1	0.4
Total costs and expenses	92.2	88.4	91.4	89.6
Income from operations	7.8	11.6	8.6	10.4
Loss on extinguishment and modification of debt	(9.6)	(0.2)	(4.7)	(0.1)
Loss on fair value adjustment of derivatives, net	(1.6)	—	(0.8)	—
Other income, net	—	—	—	*
Interest expense, net	(1.1)	(1.4)	(1.2)	(1.4)
(Loss) income before provision for income taxes	(4.5)	10.0	1.9	8.9
Provision for income taxes	1.0	2.1	1.2	1.4
Net (loss) income	(5.5)	7.9	0.7	7.5
Less: net income attributable to noncontrolling interests	0.2	0.2	0.2	0.2
Net (loss) income attributable to Bloomin’ Brands	(5.7)%	7.7%	0.5%	7.3%
________________
(1)As a percentage of Restaurant sales.
*Less than 1/10th of one percent of Total revenues.

REVENUES

Restaurant sales

Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 27, 2021	$1,055.2	$2,034.7
Change from:
Comparable restaurant sales (1)	37.8	179.2
Restaurant openings (1)	14.0	26.7
Effect of foreign currency translation	11.7	8.6
Restaurant closures (1)	(9.8)	(16.7)
For the periods ended June 26, 2022	$1,108.9	$2,232.5
____________________
(1)Summation of quarterly changes for restaurant openings, closures and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of each will differ each period based on when the restaurant opened or closed.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The increase in Restaurant sales during the thirteen weeks ended June 26, 2022 was primarily due to: (i) higher comparable restaurant sales, primarily in Brazil, (ii) the opening of 42 new restaurants not included in our comparable restaurant sales base and (iii) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar. The increase in Restaurant sales was partially offset by the closure of 21 restaurants since March 28, 2021.

The increase in Restaurant sales during the twenty-six weeks ended June 26, 2022 was primarily due to: (i) higher comparable restaurant sales, primarily attributable to increases in average check per person, (ii) the opening of 45 new restaurants not included in our comparable restaurant sales base and (iii) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar. The increase in Restaurant sales was partially offset by the closure of 22 restaurants since December 27, 2020.

Average Restaurant Unit Volumes and Operating Weeks

Following is a summary of the average restaurant unit volumes and operating weeks, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$77,941	$78,201	$79,246	$75,813
Carrabba’s Italian Grill	$66,016	$66,258	$66,954	$63,605
Bonefish Grill	$64,113	$63,772	$65,193	$59,014
Fleming’s Prime Steakhouse & Wine Bar	$112,900	$105,891	$115,141	$93,204
International
Outback Steakhouse - Brazil (1)	$61,210	$29,569	$57,645	$36,205
Operating weeks:
U.S.
Outback Steakhouse	7,317	7,362	14,637	14,745
Carrabba’s Italian Grill	2,578	2,587	5,165	5,174
Bonefish Grill	2,269	2,337	4,554	4,677
Fleming’s Prime Steakhouse & Wine Bar	832	832	1,664	1,657
International
Outback Steakhouse - Brazil	1,644	1,465	3,226	2,877
____________________
(1)Translated at average exchange rates of 4.89 and 5.45 for the thirteen weeks ended June 26, 2022 and June 27, 2021, respectively, and 5.15 and 5.36 for the twenty-six weeks ended June 26, 2022 and June 27, 2021, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person (Decreases) Increases

Following is a summary of comparable restaurant sales, traffic and average check per person (decreases) increases for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more):
U.S. (1)
Outback Steakhouse	(1.1)%	65.8%	3.9%	28.8%
Carrabba’s Italian Grill	(1.0)%	84.3%	5.0%	38.4%
Bonefish Grill	(1.1)%	141.2%	9.2%	43.5%
Fleming’s Prime Steakhouse & Wine Bar	6.0%	182.6%	23.1%	55.6%
Combined U.S.	(0.4)%	84.6%	6.4%	34.4%
International
Outback Steakhouse - Brazil (2)	95.7%	78.8%	61.1%	2.7%

Traffic:
U.S.
Outback Steakhouse	(8.7)%	51.4%	(5.0)%	21.9%
Carrabba’s Italian Grill	(7.5)%	57.2%	(2.5)%	27.0%
Bonefish Grill	(8.6)%	52.4%	(1.0)%	22.4%
Fleming’s Prime Steakhouse & Wine Bar	(2.9)%	97.0%	11.1%	33.5%
Combined U.S.	(8.3)%	53.6%	(3.5)%	23.2%
International
Outback Steakhouse - Brazil	57.8%	63.0%	42.0%	8.9%

Average check per person (3):
U.S.
Outback Steakhouse	7.6%	14.4%	8.9%	6.9%
Carrabba’s Italian Grill	6.5%	27.1%	7.5%	11.4%
Bonefish Grill	7.5%	88.8%	10.2%	21.1%
Fleming’s Prime Steakhouse & Wine Bar	8.9%	85.6%	12.0%	22.1%
Combined U.S.	7.9%	31.0%	9.9%	11.2%
International
Outback Steakhouse - Brazil	37.3%	22.2%	19.2%	(4.5)%
____________________
(1)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(2)Excludes the effect of fluctuations in foreign currency rates. Includes trading day impact from calendar period reporting.
(3)Average check per person includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Franchise and other revenues

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Franchise revenues	$12.6	$12.2	$26.0	$19.0
Other revenues (1)	3.6	9.9	7.2	11.2
Franchise and other revenues	$16.2	$22.1	$33.2	$30.2
____________________
(1)During the thirteen and twenty-six weeks ended June 27, 2021, we recognized $6.3 million of other revenues in connection with favorable court rulings in Brazil regarding the calculation methodology and taxable base of PIS and COFINS taxes. The amount recognized as a result of the favorable court rulings primarily represents refundable PIS and COFINS taxes for prior years, including accrued interest.

COSTS AND EXPENSES

Food and beverage costs

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2022	JUNE 27, 2021	CHANGE	JUNE 26, 2022	JUNE 27, 2021	CHANGE
Food and beverage costs	$364.5	$312.1		$723.8	$604.0
% of Restaurant sales	32.9%	29.6%	3.3%	32.4%	29.7%	2.7%

Food and beverage costs increased as a percentage of Restaurant sales during the thirteen weeks ended June 26, 2022 as compared to the thirteen weeks ended June 27, 2021 primarily due to 4.9% from commodity inflation, partially offset by a decrease as a percentage of Restaurant sales of 1.6% from increases in average check per person, primarily driven by an increase in menu pricing.

Food and beverage costs increased as a percentage of Restaurant sales during the twenty-six weeks ended June 26, 2022 as compared to the twenty-six weeks ended June 27, 2021 primarily due to 4.2% from commodity inflation, partially offset by a decrease as a percentage of Restaurant sales of 1.5% from increases in average check per person, primarily driven by an increase in menu pricing.

In aggregate, our menu pricing increases during 2022 are behind our current level of commodity inflation.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2022	JUNE 27, 2021	CHANGE	JUNE 26, 2022	JUNE 27, 2021	CHANGE
Labor and other related	$308.8	$295.0		$621.3	$569.6
% of Restaurant sales	27.8%	28.0%	(0.2)%	27.8%	28.0%	(0.2)%

Labor and other related expenses decreased as a percentage of Restaurant sales during the thirteen weeks ended June 26, 2022 as compared to the thirteen weeks ended June 27, 2021 primarily due to: (i) 2.3% from leveraging increased restaurant sales due to the net benefit of lapping the impact of COVID-19, primarily in Brazil, and increases in average check per person and (ii) 0.5% from the impact of certain cost saving initiatives. These decreases were partially offset by an increase as a percentage of Restaurant sales of 2.9% from higher labor costs primarily due to wage rate inflation.

Labor and other related expenses decreased as a percentage of Restaurant sales during the twenty-six weeks ended June 26, 2022 as compared to the twenty-six weeks ended June 27, 2021 primarily due to: (i) 2.1% from leveraging increased restaurant sales due to increases in average check per person and the net benefit of lapping the impact of COVID-19, primarily in Brazil, and (ii) 0.4% from the impact of certain cost saving initiatives. These decreases

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
were partially offset by an increase as a percentage of Restaurant sales of 2.5% from higher labor cost primarily due to wage rate inflation.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2022	JUNE 27, 2021	CHANGE	JUNE 26, 2022	JUNE 27, 2021	CHANGE
Other restaurant operating	$263.5	$233.5		$522.6	$462.7
% of Restaurant sales	23.8%	22.1%	1.7%	23.4%	22.7%	0.7%

Other restaurant operating expenses increased as a percentage of Restaurant sales during the thirteen weeks ended June 26, 2022 as compared to the thirteen weeks ended June 27, 2021 primarily due to 2.4% from higher operating expenses including utilities, primarily due to inflation, and 0.6% from higher advertising expense, partially offset by a decrease as a percentage of Restaurant sales of 1.5% from leveraging increased restaurant sales due to the net benefit of lapping the impact of COVID-19, primarily in Brazil, and increases in average check per person.

Other restaurant operating expenses increased as a percentage of Restaurant sales during the twenty-six weeks ended June 26, 2022 as compared to the twenty-six weeks ended June 27, 2021 primarily due to 1.9% from higher operating expenses including utilities, primarily due to inflation, and 0.6% from higher advertising expense, partially offset by a decrease as a percentage of Restaurant sales of 1.9% from leveraging increased restaurant sales due to increases in average check per person and the net benefit of lapping the impact of COVID-19, primarily in Brazil.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in General and administrative expense for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 27, 2021	$66.5	$123.7
Change from:
Incentive compensation	(6.1)	(7.6)
Employee stock-based compensation	(4.8)	(4.7)
Compensation, benefits and payroll tax	2.3	3.7
Travel and entertainment	1.4	3.0
Other	(0.1)	(0.2)
For the periods ended June 26, 2022	$59.2	$117.9

Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2022	JUNE 27, 2021	CHANGE	JUNE 26, 2022	JUNE 27, 2021	CHANGE
Provision for impaired assets and restaurant closings	$0.2	$5.2	$(5.0)	$2.0	$7.4	$(5.4)

Impairment and closure charges during the periods presented resulted primarily from locations identified for closure.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Income from operations

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2022	JUNE 27, 2021	CHANGE	JUNE 26, 2022	JUNE 27, 2021	CHANGE
Income from operations	$87.7	$124.6	$(36.9)	$195.0	$215.6	$(20.6)
% of Total revenues	7.8%	11.6%	(3.8)%	8.6%	10.4%	(1.8)%

The decrease in Income from operations generated during the thirteen weeks ended June 26, 2022 as compared to the thirteen weeks ended June 27, 2021 was primarily due to: (i) commodity inflation, (ii) higher operating expenses including utilities, (iii) higher labor costs primarily due to wage rate inflation, (iv) higher advertising expense and (v) the impact of favorable court rulings in Brazil related to value-added taxes recorded in other revenues during 2021. These decreases were partially offset by: (i) increases in average check per person, (ii) the net benefit of lapping the impact of COVID-19 in Brazil, (iii) lower incentive compensation and (iv) the impact of certain cost saving initiatives.

The decrease in Income from operations generated during the twenty-six weeks ended June 26, 2022 as compared to the twenty-six weeks ended June 27, 2021 was primarily due to: (i) commodity inflation, (ii) higher labor costs primarily due to wage rate inflation, (iii) higher operating expenses including utilities and (iv) higher advertising expense. These decreases were partially offset by: (i) increases in average check per person, (ii) the net benefit of lapping the impact of COVID-19 in Brazil and (iii) the impact of certain cost saving initiatives.

Loss on extinguishment and modification of debt and Loss on fair value adjustment of derivatives, net

In connection with the 2025 Notes Partial Repurchase, we recognized a loss on extinguishment of debt of $104.7 million and a loss on fair value adjustment of derivatives, net, of $17.7 million during the thirteen weeks ended June 26, 2022.

See Note 8 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for further information.

Provision for income taxes

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021	CHANGE	JUNE 26, 2022	JUNE 27, 2021	CHANGE
Effective income tax rate	(23.0)%	21.1%	(44.1)%	63.2%	15.9%	47.3%

The effective income tax rate for the thirteen weeks ended June 26, 2022 includes the impact of nondeductible losses associated with the 2025 Notes Partial Repurchase which, relative to a pre-tax book loss during the quarter, resulted in a negative effective income tax rate.

The effective income tax rate for the twenty-six weeks ended June 26, 2022 increased by 47.3 percentage points as compared to the twenty-six weeks ended June 27, 2021. The increase was primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during the twenty-six weeks ended June 26, 2022.

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

Refer to Note 16 - Segment Reporting of the Notes to Consolidated Financial Statements for reconciliations of segment income from operations to the consolidated operating results.

Restaurant-level operating margin is widely regarded in the industry as a useful metric to evaluate restaurant-level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. See the Overview-Key Financial Performance Indicators and Non-GAAP Financial Measures sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details regarding the calculation of restaurant-level operating margin.

U.S. Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Revenues
Restaurant sales	$985,927	$990,293	$2,009,562	$1,890,352
Franchise and other revenues	12,700	12,765	25,472	17,624
Total revenues	$998,627	$1,003,058	$2,035,034	$1,907,976
Restaurant-level operating margin	15.1%	21.7%	16.3%	20.5%
Income from operations	$104,620	$165,297	$236,846	$287,032
Operating income margin	10.5%	16.5%	11.6%	15.0%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED (1)
For the periods ended June 27, 2021	$990.3	$1,890.4
Change from:
Restaurant closures	(9.8)	(16.7)
Comparable restaurant sales	(1.3)	122.2
Restaurant openings	6.7	13.7
For the periods ended June 26, 2022	$985.9	$2,009.6
____________________
(1)Summation of quarterly changes will not total to annual amounts as the restaurants that meet the definition of each change category will differ each period based on when the restaurant opened or closed.

The decrease in U.S. Restaurant sales during the thirteen weeks ended June 26, 2022 was primarily due to the closure of 21 restaurants since March 28, 2021, partially offset by the opening of 14 new restaurants not included in our comparable restaurant sales base.

The increase in U.S. Restaurant sales during the twenty-six weeks ended June 26, 2022 was primarily due to: (i) higher comparable restaurant sales, primarily attributable to increases in average check per person and (ii) the opening of 15 new restaurants not included in our comparable restaurant sales base. The increase in U.S. Restaurant sales was partially offset by the closure of 22 restaurants since December 27, 2020.

Income from operations

The decrease in U.S. Income from operations generated during the thirteen and twenty-six weeks ended June 26, 2022 as compared to the thirteen and twenty-six weeks ended June 27, 2021 was primarily due to: (i) commodity inflation, (ii) higher labor cost primarily due to wage rate inflation, (iii) higher operating expenses including utilities and (iv) higher advertising expense. These decreases were partially offset by: (i) increases in average check per person and (ii) the impact of certain cost saving initiatives.

International Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Revenues
Restaurant sales	$122,991	$64,934	$222,931	$144,326
Franchise and other revenues	3,544	9,374	7,732	12,537
Total revenues	$126,535	$74,308	$230,663	$156,863
Restaurant-level operating margin	17.8%	3.2%	17.4%	9.3%
Income from operations	$14,126	$2,470	$23,010	$6,007
Operating income margin	11.2%	3.3%	10.0%	3.8%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 27, 2021	$64.9	$144.3
Change from:
Comparable restaurant sales (1)	39.1	57.0
Effect of foreign currency translation	11.7	8.6
Restaurant openings (1)	7.3	13.0
For the periods ended June 26, 2022	$123.0	$222.9
____________________
(1)Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of each will differ each period based on when the restaurant opened.

The increase in international Restaurant sales during the thirteen weeks ended June 26, 2022 was primarily due to: (i) higher comparable restaurant sales in Brazil, (ii) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar and (iii) the opening of 28 new restaurants not included in our comparable restaurant sales base.

The increase in international Restaurant sales during the twenty-six weeks ended June 26, 2022 was primarily due to: (i) higher comparable restaurant sales in Brazil, (ii) the opening of 30 new restaurants not included in our comparable restaurant sales base and (iii) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

Income from operations

The increase in international Income from operations generated during the thirteen and twenty-six weeks ended June 26, 2022 as compared to the thirteen and twenty-six weeks ended June 27, 2021 was primarily due to an increase in restaurant-level operating margin, which includes: (i) the recovery of in-restaurant dining in Brazil and the net impact of the COVID-19 pandemic during 2021, and (ii) increases in average check per person, partially offset by commodity inflation. The increase from international restaurant-level operating margin was partially offset by the impact of favorable court rulings in Brazil related to value-added taxes recorded in other revenues during 2021.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Non-GAAP Financial Measures

Restaurant-level operating margin - The following tables reconcile consolidated and segment Income from operations and the corresponding margins to restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Income from operations	$87,719	$124,637	$194,975	$215,635
Operating income margin	7.8%	11.6%	8.6%	10.4%
Less:
Franchise and other revenues	16,244	22,139	33,204	30,161
Plus:
Depreciation and amortization	41,257	40,539	83,032	81,765
General and administrative	59,246	66,462	117,920	123,710
Provision for impaired assets and restaurant closings	193	5,177	2,032	7,377
Restaurant-level operating income	$172,171	$214,676	$364,755	$398,326
Restaurant-level operating margin	15.5%	20.3%	16.3%	19.6%

U.S.	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Income from operations	$104,620	$165,297	$236,846	$287,032
Operating income margin	10.5%	16.5%	11.6%	15.0%
Less:
Franchise and other revenues	12,700	12,765	25,472	17,624
Plus:
Depreciation and amortization	33,545	33,579	68,303	67,224
General and administrative	23,648	22,953	47,093	44,045
Provision for impaired assets and restaurant closings	191	5,676	249	7,139
Restaurant-level operating income	$149,304	$214,740	$327,019	$387,816
Restaurant-level operating margin	15.1%	21.7%	16.3%	20.5%

International	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Income from operations	$14,126	$2,470	$23,010	$6,007
Operating income margin	11.2%	3.3%	10.0%	3.8%
Less:
Franchise and other revenues	3,544	9,374	7,732	12,537
Plus:
Depreciation and amortization	6,020	5,565	11,556	11,285
General and administrative	5,331	4,116	10,259	8,721
Provision for impaired assets and restaurant closings	—	(708)	1,775	(1)
Restaurant-level operating income	$21,933	$2,069	$38,868	$13,475
Restaurant-level operating margin	17.8%	3.2%	17.4%	9.3%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The following tables present the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	THIRTEEN WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021
Restaurant sales	100.0%	100.0%

Food and beverage costs	32.9%	29.6%
Labor and other related	27.8%	28.0%
Other restaurant operating	23.8%	22.1%

Restaurant-level operating margin	15.5%	20.3%

	TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021
Restaurant sales	100.0%	100.0%

Food and beverage costs	32.4%	29.7%
Labor and other related	27.8%	28.0%
Other restaurant operating	23.4%	22.7%

Restaurant-level operating margin	16.3%	19.6%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted income from operations, Adjusted net income and Adjusted diluted earnings per share

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Income from operations	$87,719	$124,637	$194,975	$215,635
Operating income margin	7.8%	11.6%	8.6%	10.4%
Adjustments:
Legal and other matters (1)	—	(6,337)	—	(6,337)
Total income from operations adjustments	—	(6,337)	—	(6,337)
Adjusted income from operations	$87,719	$118,300	$194,975	$209,298
Adjusted operating income margin	7.8%	11.0%	8.6%	10.2%

Diluted net (loss) income attributable to Bloomin’ Brands	$(63,635)	$82,545	$11,876	$152,098
Convertible senior notes if-converted method interest adjustment, net of tax (2)	—	—	—	691
Net (loss) income attributable to Bloomin’ Brands	(63,635)	82,545	11,876	151,407
Adjustments:
Income from operations adjustments	—	(6,337)	—	(6,337)
Loss on extinguishment and modification of debt (3)	107,630	2,073	107,630	2,073
Loss on fair value adjustment of derivatives, net (4)	17,685	—	17,685	—
Total adjustments, before income taxes	125,315	(4,264)	125,315	(4,264)
Adjustment to provision for income taxes (5)	1,322	1,243	1,322	1,243
Net adjustments	126,637	(3,021)	126,637	(3,021)
Adjusted net income	$63,002	$79,524	$138,513	$148,386

Diluted (loss) earnings per share (6)	$(0.72)	$0.75	$0.12	$1.38
Adjusted diluted earnings per share (7)	$0.68	$0.81	$1.48	$1.53

Diluted weighted average common shares outstanding (6)	88,898	109,805	102,045	110,223
Adjusted diluted weighted average common shares outstanding (7)	92,863	98,574	93,792	97,011
_________________
(1)The thirteen and twenty-six weeks ended June 27, 2021 include the recognition of recoverable PIS and COFINS taxes, including accrued interest, within other revenues as a result of favorable court rulings in Brazil during the second quarter of 2021.
(2)Adjustment for interest expense related to the 2025 Notes weighted for the portion of the period prior to our election under the 2025 Notes indenture to settle the principal portion of the 2025 Notes in cash.
(3)The thirteen and twenty-six weeks ended June 26, 2022 include losses in connection with the 2025 Notes Partial Repurchase and Amended Credit Agreement. See Note 8 - Convertible Senior Notes and Note 7 - Long-term Debt, Net, respectively, of the Notes to Consolidated Financial Statements for additional details.
(4)Fair value adjustments to the conversion feature of the 2025 Notes repurchased, as well as the settlements of the related convertible senior note hedges and warrants in connection with the 2025 Notes Partial Repurchase. See Note 8 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for additional details.
(5)Income tax effect of the adjustments for the periods presented. For the thirteen and twenty-six weeks ended June 26, 2022, the primary difference between the GAAP and adjusted effective income tax rates relate to certain non-deductible losses and other tax costs associated with the 2025 Notes Partial Repurchase.
(6)Due to the GAAP net loss, the effect of dilutive securities was excluded from the calculation of GAAP diluted loss per share for the thirteen weeks ended June 26, 2022.
(7)Adjusted diluted weighted average common shares outstanding was calculated excluding the dilutive effect of 7,774 and 11,231 shares for the thirteen weeks ended June 26, 2022 and June 27, 2021, respectively, and 8,253 and 10,442 shares for the twenty-six weeks ended June 26, 2022 and June 27, 2021, respectively, to be issued upon conversion of the 2025 Notes to satisfy the amount in excess of the principal since our convertible note hedge offsets the dilutive impact of the shares underlying the 2025 Notes. For the twenty-six weeks ended June 27, 2021, adjusted diluted weighted average common shares outstanding was also calculated assuming our February 2021 election to settle the principal portion of the 2025 Notes in cash was in effect for the entire period. For adjusted diluted earnings per share, the calculation includes 3,965 dilutive shares for the thirteen weeks ended June 26, 2022, primarily related to outstanding warrants.

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

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
U.S.
Outback Steakhouse	$129	$119	$258	$211
Carrabba’s Italian Grill	13	12	25	22
Bonefish Grill	3	3	6	5
U.S. total	145	134	289	238
International
Outback Steakhouse - South Korea	65	72	143	146
Other	28	27	62	51
International total	93	99	205	197
Total franchise sales (1)	$238	$233	$494	$435
_____________________
(1)Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 26, 2022, we had $95.3 million in cash and cash equivalents, of which $41.8 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of June 26, 2022, we had aggregate accumulated foreign earnings of approximately $37.9 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional material U.S. federal income tax. These amounts are not considered indefinitely reinvested in our foreign subsidiaries.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY				TOTAL CREDIT FACILITIES
(dollars in thousands)	TERM LOAN A	REVOLVING FACILITY	2025 NOTES	2029 NOTES
Balance as of December 26, 2021	$195,000	$80,000	$230,000	$300,000	$805,000
2022 new debt	—	624,500	—	—	624,500
2022 payments	(195,000)	(304,500)	(125,000)	—	(624,500)
Balance as of June 26, 2022	$—	$400,000	$105,000	$300,000	$805,000

Interest rates, as of June 26, 2022 (1)		2.74%	5.00%	5.13%
Principal maturity date		April 2026	May 2025	April 2029
____________________
(1)Interest rate for revolving credit facility represents the weighted average interest rate as of June 26, 2022.

As of June 26, 2022, we had $580.0 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $20.0 million.

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

See Note 7 - Long-term Debt, Net of the Notes to Consolidated Financial Statements for additional details regarding the Amended Credit Agreement.

Our Amended Credit Agreement contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 13 - Long-term Debt, Net in our Annual Report on Form 10-K for the year ended December 26, 2021 for further information.

As of June 26, 2022 and December 26, 2021, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

2025 Notes - On May 25, 2022, we and the Noteholders entered into the Exchange Agreements in which the Noteholders agreed to exchange $125.0 million in aggregate principal amount of our outstanding 2025 Notes for $196.9 million in cash, plus accrued interest, and approximately 2.3 million shares of our common stock.

Convertible Note Hedge and Warrant Transactions - In connection with the 2025 Notes Partial Repurchase, we entered into the Note Hedge Early Termination Agreements and the Warrant Early Termination Agreements. Upon settlement, we received $131.9 million for the Note Hedge Early Termination Agreements and paid $114.8 million for the Warrant Early Termination Agreements during the thirteen weeks ended June 26, 2022.

See Note 8 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for additional details regarding the 2025 Notes Partial Repurchase and related Note Hedge Early Termination Agreements and Warrant Early Termination Agreements.

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

Capital Expenditures - We estimate that our capital expenditures will total approximately $200 million to $210 million in 2022. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including raw material constraints.

Dividends and Share Repurchases - In July 2022, our Board declared a quarterly cash dividend of $0.14 per share, payable on August 24, 2022. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

On February 8, 2022, our Board approved the 2022 Share Repurchase Program under which we are authorized to repurchase up to $125.0 million of our outstanding common stock. The 2022 Share Repurchase Program will expire on August 9, 2023. As of June 26, 2022, we had $77.5 million remaining available for repurchase under the 2022 Share Repurchase Program.

Following is a summary of dividends and share repurchases from fiscal year 2015 through June 26, 2022:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2015	$29,332	$169,999	$199,331
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2018	33,312	113,967	147,279
Fiscal year 2019	35,734	106,992	142,726
Fiscal year 2020	17,480	—	17,480
Fiscal year 2021	—	—	—
First fiscal quarter 2022	12,559	11,702	24,261
Second fiscal quarter 2022	12,418	35,749	48,167
Total (1)	$203,202	$1,021,032	$1,224,234
________________
(1)Subsequent to June 26, 2022, we repurchased $14.9 million of our common stock under a Rule 10b5-1 plan through July 28, 2022.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $7.5 million and $15.5 million as of June 26, 2022 and December 26, 2021, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or rabbi trust account for settlement of our obligations under the deferred compensation plans. The obligation for managing and chef partners’ deferred compensation was fully funded as of June 26, 2022.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Summary of Cash Flows and Financial Condition

Cash Flows - The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 26, 2022	JUNE 27, 2021
Net cash provided by operating activities	$218,818	$283,182
Net cash used in investing activities	(75,738)	(42,625)
Net cash used in financing activities	(140,922)	(248,018)
Effect of exchange rate changes on cash and cash equivalents	4,232	128
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,390	$(7,333)

Operating activities - The decrease in net cash provided by operating activities during the twenty-six weeks ended June 26, 2022 as compared to the twenty-six weeks ended June 27, 2021 was primarily due to the timing of operational payments and receipts and increased employee compensation payments.

Investing activities - The increase in net cash used in investing activities during the twenty-six weeks ended June 26, 2022 as compared to the twenty-six weeks ended June 27, 2021 was primarily due to higher capital expenditures.

Financing activities - The decrease in net cash used in financing activities during the twenty-six weeks ended June 26, 2022 as compared the twenty-six weeks ended June 27, 2021 was primarily due to net draws on the revolving credit facility during 2022, generally used to settle certain outstanding debt obligations, including the 2025 Notes Partial Repurchase and the related Note Hedge Early Termination Agreements, partially offset by the repurchase of common stock and payment of cash dividends on our common stock.

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	JUNE 26, 2022	DECEMBER 26, 2021
Current assets	$292,926	$352,792
Current liabilities	909,850	984,625
Working capital (deficit)	$(616,924)	$(631,833)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $309.9 million and $398.8 million as of June 26, 2022 and December 26, 2021, respectively, and (ii) current operating lease liabilities of $178.8 million and $177.0 million as of June 26, 2022 and December 26, 2021, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the twenty-six weeks ended June 26, 2022 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 26, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the thirteen weeks ended June 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.
PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the 2025 Notes Partial Repurchase, which is described in further detail within Note 8 - Convertible Senior Notes of the Notes to the Consolidated Financial Statements, the Company delivered to the Noteholders an aggregate amount of 2,313,374 shares of its common stock and $196.9 million, plus accrued interest, in cash in exchange for an aggregate principal amount of $125.0 million of the 2025 Notes. The 2025 Notes Partial Repurchase transaction closed on June 14, 2022.

The Company’s shares of common stock issued in connection with the 2025 Notes Partial Repurchase were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance on the exemption from the registration requirements thereof provided by Section 4(a)(2) of the Securities Act in a transaction by an issuer not involving a public offering.

There were no other sales of equity securities during the thirteen weeks ended June 26, 2022 that were not registered under the Securities Act.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended June 26, 2022:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
March 28, 2022 through April 24, 2022	575,005	$21.48	575,005	$100,948,905
April 25, 2022 through May 22, 2022	397,542	$21.26	397,542	$92,499,003
May 23, 2022 through June 26, 2022	788,382	$18.96	788,382	$77,549,262
Total	1,760,929		1,760,929
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

10.1
First Amendment to the Second Amended and Restated Credit Agreement and Incremental Amendment, dated April 26, 2022, by and among Bloomin’ Brands, Inc., OSI Restaurant Partners, LLC, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative Agent
April 29, 2022, Form 8-K, Exhibit 10.1

10.2	Form of Exchange Agreement, dated as of May 25, 2022, by and between Bloomin’ Brands, Inc. and the applicable Noteholder	May 26, 2022, Form 8-K, Exhibit 10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date:	August 2, 2022	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Philip Pace
Philip Pace Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

[Remainder of page intentionally left blank]