Form 10-Q
period 2022-09-25
Bloomin' Brands, Inc.
filed 2022-11-01
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022
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

As of October 27, 2022, 87,793,644 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 25, 2022
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

	SEPTEMBER 25, 2022	DECEMBER 26, 2021
ASSETS
Current assets
Cash and cash equivalents	$90,678	$87,585
Restricted cash and cash equivalents	143	1,472
Inventories	83,250	79,112
Other current assets, net	101,639	184,623
Total current assets	275,710	352,792
Property, fixtures and equipment, net	875,567	842,012
Operating lease right-of-use assets	1,115,004	1,130,873
Goodwill	273,100	268,444
Intangible assets, net	449,975	453,412
Deferred income tax assets, net	158,883	168,068
Other assets, net	70,962	78,670
Total assets	$3,219,201	$3,294,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$187,825	$167,978
Accrued and other current liabilities	430,185	406,894
Unearned revenue	291,831	398,795
Current portion of long-term debt	1,481	10,958
Total current liabilities	911,322	984,625
Non-current operating lease liabilities	1,160,657	1,179,447
Long-term debt, net	820,225	782,107
Other long-term liabilities, net	86,852	125,242
Total liabilities	2,979,056	3,071,421
Commitments and contingencies (Note 15)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of September 25, 2022 and December 26, 2021	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 88,449,929 and 89,252,823 shares issued and outstanding as of September 25, 2022 and December 26, 2021, respectively	884	893
Additional paid-in capital	1,159,722	1,119,728
Accumulated deficit	(735,268)	(698,171)
Accumulated other comprehensive loss	(186,840)	(205,989)
Total Bloomin’ Brands stockholders’ equity	238,498	216,461
Noncontrolling interests	1,647	6,389
Total stockholders’ equity	240,145	222,850
Total liabilities and stockholders’ equity	$3,219,201	$3,294,271

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Revenues
Restaurant sales	$1,040,375	$996,718	$3,272,868	$3,031,396
Franchise and other revenues	15,388	13,745	48,592	43,906
Total revenues	1,055,763	1,010,463	3,321,460	3,075,302
Costs and expenses
Food and beverage costs	332,939	304,300	1,056,768	908,272
Labor and other related	303,244	290,246	924,514	859,883
Other restaurant operating	267,944	299,788	790,583	762,531
Depreciation and amortization	42,171	40,827	125,203	122,592
General and administrative	56,089	58,880	174,009	182,590
Provision for impaired assets and restaurant closings	2,067	1,585	4,099	8,962
Total costs and expenses	1,004,454	995,626	3,075,176	2,844,830
Income from operations	51,309	14,837	246,284	230,472
Loss on extinguishment and modification of debt	—	—	(107,630)	(2,073)
Loss on fair value adjustment of derivatives, net	—	—	(17,685)	—
Other income, net	—	5	—	26
Interest expense, net	(12,696)	(14,245)	(38,877)	(43,863)
Income before provision (benefit) for income taxes	38,613	597	82,092	184,562
Provision (benefit) for income taxes	5,563	(4,454)	33,028	24,827
Net income	33,050	5,051	49,064	159,735
Less: net income attributable to noncontrolling interests	1,064	1,602	5,202	4,879
Net income attributable to Bloomin’ Brands	$31,986	$3,449	$43,862	$154,856

Net income	$33,050	$5,051	$49,064	$159,735
Other comprehensive income:
Foreign currency translation adjustment	(13,041)	1,673	10,182	5,113
Unrealized (loss) gain on derivatives, net of tax	—	(153)	573	(323)
Reclassification of adjustments for loss on derivatives included in Net income, net of tax	—	1,519	954	6,036
Impact of terminated interest rate swaps included in Net income, net of tax	2,255	1,479	7,440	2,950
Comprehensive income	22,264	9,569	68,213	173,511
Less: comprehensive income attributable to noncontrolling interests	1,064	1,602	5,202	4,879
Comprehensive income attributable to Bloomin’ Brands	$21,200	$7,967	$63,011	$168,632

Earnings per share:
Basic	$0.36	$0.04	$0.49	$1.74
Diluted	$0.34	$0.03	$0.44	$1.42
Weighted average common shares outstanding:
Basic	89,192	89,229	89,149	88,890
Diluted	94,736	107,783	99,609	109,410

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, June 26, 2022	90,151	$902	$1,169,697	$(733,723)	$(176,054)	$1,919	$262,741
Net income	—	—	—	31,986	—	1,064	33,050
Other comprehensive loss, net of tax	—	—	—	—	(10,786)	—	(10,786)
Cash dividends declared, $0.14 per common share	—	—	(12,475)	—	—	—	(12,475)
Repurchase and retirement of common stock	(1,746)	(18)	—	(33,531)	—	—	(33,549)
Stock-based compensation	—	—	2,013	—	—	—	2,013
Common stock issued under stock plans (1)	45	—	487	—	—	—	487
Distributions to noncontrolling interests	—	—	—	—	—	(1,477)	(1,477)
Contributions from noncontrolling interests	—	—	—	—	—	141	141
Balance, September 25, 2022	88,450	$884	$1,159,722	$(735,268)	$(186,840)	$1,647	$240,145

Balance, December 26, 2021	89,253	$893	$1,119,728	$(698,171)	$(205,989)	$6,389	$222,850
Net income	—	—	—	43,862	—	5,202	49,064
Other comprehensive income, net of tax	—	—	—	—	19,149	—	19,149
Cash dividends declared, $0.42 per common share	—	—	(37,452)	—	—	—	(37,452)
Repurchase and retirement of common stock	(4,058)	(41)	—	(80,959)	—	—	(81,000)
Stock-based compensation	—	—	11,815	—	—	—	11,815
Common stock issued under stock plans (1)	942	9	2,485	—	—	—	2,494
Purchase of noncontrolling interests, net of tax of $254	—	—	(735)	—	—	(3,915)	(4,650)
Distributions to noncontrolling interests	—	—	—	—	—	(6,631)	(6,631)
Contributions from noncontrolling interests	—	—	—	—	—	602	602
Retirement of convertible senior note hedges	—	—	112,956	—	—	—	112,956
Retirement of warrants	—	—	(97,617)	—	—	—	(97,617)
Issuance of common stock from repurchase of convertible senior notes	2,313	23	48,542	—	—	—	48,565
Balance, September 25, 2022	88,450	$884	$1,159,722	$(735,268)	$(186,840)	$1,647	$240,145

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, June 27, 2021	89,211	$892	$1,109,904	$(762,319)	$(202,188)	$6,618	$152,907
Net income	—	—	—	3,449	—	1,602	5,051
Other comprehensive income, net of tax	—	—	—	—	4,518	—	4,518
Stock-based compensation	—	—	5,593	—	—	—	5,593
Common stock issued under stock plans (1)	37	—	(42)	—	—	—	(42)
Purchase of noncontrolling interests	—	—	9	—	—	(12)	(3)
Distributions to noncontrolling interests	—	—	—	—	—	(2,062)	(2,062)
Contributions from noncontrolling interests	—	—	—	—	—	374	374
Balance, September 26, 2021	89,248	$892	$1,115,464	$(758,870)	$(197,670)	$6,520	$166,336

Balance, December 27, 2020	87,856	$879	$1,132,808	$(918,096)	$(211,446)	$6,812	$10,957
Cumulative-effect from a change in accounting principle, net of tax	—	—	(47,323)	4,370	—	—	(42,953)
Net income	—	—	—	154,856	—	4,879	159,735
Other comprehensive income, net of tax	—	—	—	—	13,776	—	13,776
Stock-based compensation	—		20,100	—	—	—	20,100
Common stock issued under stock plans (1)	1,392	13	9,870	—	—	—	9,883
Purchase of noncontrolling interests	—	—	9	—	—	(12)	(3)
Distributions to noncontrolling interests	—	—	—	—	—	(6,203)	(6,203)
Contributions from noncontrolling interests	—	—	—	—	—	1,044	1,044
Balance, September 26, 2021	89,248	$892	$1,115,464	$(758,870)	$(197,670)	$6,520	$166,336
________________
(1)Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

`

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021

Cash flows provided by operating activities:
Net income	$49,064	$159,735
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	125,203	122,592
Amortization of debt discounts and issuance costs	2,779	3,441
Amortization of deferred gift card sales commissions	18,213	19,277
Provision for impaired assets and restaurant closings	4,099	8,962
Non-cash interest expense from terminated interest rate swaps	10,014	3,973
Non-cash operating lease costs	62,539	57,791
Stock-based and other non-cash compensation expense	11,815	20,100
Deferred income tax expense	6,604	3,842
Loss on extinguishment and modification of debt	107,630	2,073
Loss on fair value adjustment of derivatives, net	17,685	—
Other, net	5,381	(946)
Change in assets and liabilities	(128,447)	(96,594)
Net cash provided by operating activities	292,579	304,246
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	207	7,052
Proceeds received on life insurance policies	14,598	9,270
Capital expenditures	(137,260)	(85,339)
Other investments, net	1,000	(68)
Net cash used in investing activities	$(121,455)	$(69,085)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021

Cash flows used in financing activities:
Proceeds from issuance of long-term debt	$—	$200,000
Repayments of long-term debt and finance lease obligations	(196,076)	(428,364)
Proceeds from borrowings on revolving credit facilities	929,500	378,000
Repayments of borrowings on revolving credit facilities	(589,500)	(701,000)
Financing fees	(1,205)	(5,868)
Proceeds from issuance of senior notes	—	300,000
Issuance costs related to senior notes	—	(5,546)
Repurchase of convertible senior notes	(196,919)	—
Proceeds from retirement of convertible senior note hedges	131,869	—
Payments for retirement of warrants	(114,825)	—
Proceeds from share-based compensation, net	2,494	9,883
Distributions to noncontrolling interests	(6,631)	(6,203)
Contributions from noncontrolling interests	602	1,044
Purchase of noncontrolling interests	(4,904)	(3)
Payments for partner equity plan	(7,813)	(7,135)
Repurchase of common stock	(79,900)	—
Cash dividends paid on common stock	(37,452)	—
Net cash used in financing activities	(170,760)	(265,192)
Effect of exchange rate changes on cash and cash equivalents	1,400	207
Net increase (decrease) in cash, cash equivalents and restricted cash	1,764	(29,824)
Cash, cash equivalents and restricted cash as of the beginning of the period	89,057	110,408
Cash, cash equivalents and restricted cash as of the end of the period	$90,821	$80,584
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,050	$28,787
Cash paid for income taxes, net of refunds	$25,354	$23,449
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$44,556	$38,154
Leased assets obtained in exchange for new finance lease liabilities	$2,417	$1,229
Increase in liabilities from the acquisition of property, fixtures and equipment	$14,961	$3,006

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
2.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Revenues
Restaurant sales	$1,040,375	$996,718	$3,272,868	$3,031,396
Franchise and other revenues
Franchise revenues	11,826	12,908	37,828	31,918
Other revenues (1)	3,562	837	10,764	11,988
Total Franchise and other revenues	15,388	13,745	48,592	43,906
Total revenues	$1,055,763	$1,010,463	$3,321,460	$3,075,302
________________
(1)The thirteen and thirty-nine weeks ended September 26, 2021 include an adjustment of $(3.2) million to reduce the Company’s initial recorded estimate and net $3.1 million benefit, respectively, within other revenues in connection with favorable court rulings in Brazil regarding the calculation methodology and taxable base of Program of Social Integration (“PIS”) and Contribution for the Financing of Social Security (“COFINS”) taxes. The net amount recognized as a result of the favorable court rulings primarily represents refundable PIS and COFINS taxes for prior years, including accrued interest.

The following tables include the disaggregation of Restaurant sales and franchise revenues, by restaurant concept and major international market for the periods indicated:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 25, 2022		SEPTEMBER 26, 2021
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$536,793	$7,447	$523,142	$9,335
Carrabba’s Italian Grill	159,728	738	159,147	482
Bonefish Grill	130,669	163	134,603	169
Fleming’s Prime Steakhouse & Wine Bar	80,748	—	79,687	—
Other	2,741	17	2,211	3
U.S. total	910,679	8,365	898,790	9,989
International
Outback Steakhouse Brazil	105,932	—	74,020	—
Other (1)	23,764	3,461	23,908	2,919
International total	129,696	3,461	97,928	2,919
Total	$1,040,375	$11,826	$996,718	$12,908
________________
(1)Includes Restaurant sales for Company-owned Outback Steakhouse restaurants outside of Brazil and Abbraccio restaurants in Brazil. Franchise revenues primarily includes revenues from franchised Outback Steakhouse restaurants.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2022		SEPTEMBER 26, 2021
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$1,705,749	$24,062	$1,649,433	$20,709
Carrabba’s Italian Grill	505,546	2,196	488,241	1,764
Bonefish Grill	427,557	513	410,613	473
Fleming’s Prime Steakhouse & Wine Bar	272,343	—	234,099	—
Other	9,046	30	6,756	3
U.S. total	2,920,241	26,801	2,789,142	22,949
International
Outback Steakhouse Brazil	291,880	—	178,178	—
Other (1)	60,747	11,027	64,076	8,969
International total	352,627	11,027	242,254	8,969
Total	$3,272,868	$37,828	$3,031,396	$31,918
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

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	SEPTEMBER 25, 2022	DECEMBER 26, 2021
Other current assets, net
Deferred gift card sales commissions	$10,798	$17,793

Unearned revenue
Deferred gift card revenue	$283,559	$387,945
Deferred loyalty revenue	5,226	9,386
Deferred franchise fees - current	457	443
Other	2,589	1,021
Total unearned revenue	$291,831	$398,795

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,244	$4,280

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Balance, beginning of the period	$12,338	$12,548	$17,793	$19,300
Deferred gift card sales commissions amortization	(4,755)	(4,841)	(18,213)	(19,277)
Deferred gift card sales commissions capitalization	3,836	3,698	13,441	12,494
Other	(621)	(573)	(2,223)	(1,685)
Balance, end of the period	$10,798	$10,832	$10,798	$10,832

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Balance, beginning of the period	$303,544	$293,955	$387,945	$373,048
Gift card sales	46,692	45,036	162,146	153,126
Gift card redemptions	(63,041)	(61,189)	(252,091)	(237,988)
Gift card breakage	(3,636)	(3,598)	(14,441)	(13,982)
Balance, end of the period	$283,559	$274,204	$283,559	$274,204

3.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the period indicated:

THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 26, 2021
Impairment losses
U.S.	$8,289
International	180
Corporate	257
Total impairment losses	8,726
Restaurant closure charges (benefits)
U.S.	389
International	(153)
Total restaurant closure charges	236
Provision for impaired assets and restaurant closings	$8,962

Impairment and closure charges during the period presented resulted primarily from locations identified for closure.

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

Accrued Facility Closure and Other Costs Rollforward - The following table is a rollforward of the Company’s closed facility lease liabilities and other accrued costs associated with the closure and restructuring initiatives for the period indicated:

THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022
Balance, beginning of the period	$8,485
Cash payments	(2,813)
Accretion	434
Adjustments	(272)
Balance, end of the period (1)	$5,834
________________
(1)As of September 25, 2022, the Company had exit-related accruals related to certain closure and restructuring initiatives of $1.5 million recorded in Accrued and other current liabilities and $4.3 million recorded in Non-current operating lease liabilities on its Consolidated Balance Sheet.

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

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Net income attributable to Bloomin’ Brands	$31,986	$3,449	$43,862	$154,856
Convertible senior notes if-converted method interest adjustment, net of tax (1)	—	—	—	460
Diluted net income attributable to Bloomin’ Brands	$31,986	$3,449	$43,862	$155,316

Basic weighted average common shares outstanding	89,192	89,229	89,149	88,890

Effect of dilutive securities:
Stock options	173	864	261	913
Nonvested restricted stock units	117	286	167	380
Nonvested performance-based share units	—	—	96	31
Convertible senior notes (1)(2)	3,690	10,476	6,732	12,300
Warrants (2)	1,564	6,928	3,204	6,896
Diluted weighted average common shares outstanding	94,736	107,783	99,609	109,410

Basic earnings per share	$0.36	$0.04	$0.49	$1.74
Diluted earnings per share	$0.34	$0.03	$0.44	$1.42
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
(2)During the thirty-nine weeks ended September 25, 2022, the Company repurchased $125.0 million of the 2025 Notes and retired the corresponding portion of the related warrants. See Note 8 - Convertible Senior Notes for additional details.

Share-based compensation-related weighted average securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(shares in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Stock options	2,297	—	2,012	455
Nonvested restricted stock units	150	77	249	53
Nonvested performance-based share units	771	376	574	424

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
5.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Performance-based share units (1)	$67	$3,026	$5,526	$11,813
Restricted stock units	1,872	2,043	5,709	6,373
Stock options	38	495	470	1,829
	$1,977	$5,564	$11,705	$20,015
________________
(1)The thirteen and thirty-nine weeks ended September 25, 2022 include a cumulative life-to-date adjustment to decrease expense for PSUs granted in fiscal year 2020 based on revised Company projections of performance criteria set forth in the award agreements. The thirty-nine weeks ended September 26, 2021 includes a cumulative life-to-date adjustment to increase expense for PSUs granted in fiscal years 2019, 2020 and 2021 based on revised Company projections of performance criteria set forth in the award agreements.

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

Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the periods indicated:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Assumptions:
Risk-free interest rate (1)	1.64%	0.20%
Dividend yield (2)	2.31%	—%
Volatility (3)	49.11%	48.45%

Grant date fair value per unit (4)	$26.10	$29.73
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term.
(3)Based on the historical volatility of the Company’s stock over the last seven years.
(4)Represents a premium above the per share value of the Company’s common stock for the Relative TSR modifier as of the grant date of 7.9% and 14.3% for grants during the thirty-nine weeks ended September 25, 2022 and September 26, 2021, respectively.

The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of September 25, 2022:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Performance-based share units	$14,620	1.4
Restricted stock units	$9,673	1.8

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
6.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 25, 2022	DECEMBER 26, 2021
Prepaid expenses	$31,468	$21,194
Accounts receivable - gift cards, net	8,584	91,248
Accounts receivable - vendors, net	18,348	11,793
Accounts receivable - franchisees, net	2,124	1,701
Accounts receivable - other, net	17,322	18,353
Deferred gift card sales commissions	10,798	17,793
Company-owned life insurance policies	7,420	17,244
Other current assets, net	5,575	5,297
	$101,639	$184,623

7.    Long-term Debt, Net

Following is a summary of outstanding Long-term debt, net as of the periods indicated:

	SEPTEMBER 25, 2022		DECEMBER 26, 2021
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$—		$195,000	1.60%
Revolving credit facility (2)	420,000	4.26%	80,000	3.75%
Total Senior Secured Credit Facility	420,000		275,000
2025 Notes (3)	105,000	5.00%	230,000	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Finance lease liabilities	3,816		2,376
Less: unamortized debt discount and issuance costs (4)	(6,836)		(14,157)
Less: finance lease interest	(274)		(154)
Total debt, net	821,706		793,065
Less: current portion of long-term debt	(1,481)		(10,958)
Long-term debt, net	$820,225		$782,107
________________
(1)Interest rate represents the weighted average interest rate as of December 26, 2021.
(2)Interest rate represents the weighted average interest rate as of September 25, 2022 and the base rate option elected in anticipation of impending repayment as of December 26, 2021.
(3)During the thirty-nine weeks ended September 25, 2022, the Company repurchased $125.0 million of the 2025 Notes. See Note 8 - Convertible Senior Notes for additional details.
(4)In connection with the Amended Credit Agreement and the partial repurchase of the 2025 Notes, $5.7 million of debt issuance costs were written off during the thirty-nine weeks ended September 25, 2022. See Note 8 - Convertible Senior Notes for additional details.

Credit Agreement Amendment - On April 16, 2021, the Company and its wholly-owned subsidiary, OSI Restaurant Partners, LLC (“OSI”), as co-borrowers, entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for senior secured financing of up to $1.0 billion consisting of a $200.0 million Term loan A and an $800.0 million revolving credit facility (the “Senior Secured Credit Facility”), maturing on April 16, 2026.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
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

As of September 25, 2022 and December 26, 2021, the Company was in compliance with its debt covenants.

Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of the period indicated:

(dollars in thousands)	SEPTEMBER 25, 2022
Year 1	$1,250
Year 2	1,202
Year 3	105,662
Year 4	420,350
Year 5	220
Thereafter	300,132
Total payments	828,816
Less: unamortized debt discount and issuance costs	(6,836)
Less: finance lease interest	(274)
Total principal payments	$821,706

8.    Convertible Senior Notes

2025 Notes - On May 25, 2022, the Company entered into exchange agreements (the “Exchange Agreements”) with certain holders (the “Noteholders”) of the 2025 Notes. The Noteholders agreed to exchange $125.0 million in aggregate principal amount of the Company’s outstanding 2025 Notes for $196.9 million in cash, plus accrued interest, and approximately 2.3 million shares of the Company’s common stock (the “2025 Notes Partial Repurchase”). Under the Exchange Agreements, the total amount of cash paid and number of shares of common stock issued by the Company were based upon the volume-weighted average price per share of the Company’s common stock during a ten-trading day averaging period ending on June 14, 2022. Upon entering into the Exchange Agreements, the conversion feature related to the 2025 Notes repurchased, as well as the settlements of the related

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
convertible senior note hedges and warrants, were subject to derivative accounting. In connection with the 2025 Notes Partial Repurchase, the Company recognized a loss on extinguishment of debt of $104.7 million and a loss on fair value adjustment of derivatives, net of $17.7 million, and recorded a $48.5 million increase to Additional paid-in capital during the thirty-nine weeks ended September 25, 2022.

The initial conversion rate applicable to the 2025 Notes was 84.122 shares of common stock per $1,000 principal amount of 2025 Notes, or a total of approximately 19.348 million shares for the total $230.0 million principal amount. This initial conversion rate was equivalent to an initial conversion price of approximately $11.89 per share. In connection with dividends paid during the thirty-nine weeks ended September 25, 2022, the conversion rate for the remaining 2025 Notes decreased to approximately $11.66 per share, which represents 85.743 shares of common stock per $1,000 principal amount of the 2025 Notes, or a total of approximately 9.003 million shares.

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	SEPTEMBER 25, 2022	DECEMBER 26, 2021
Long-term debt, net
Principal	$105,000	$230,000
Less: debt issuance costs (1)	(2,132)	(5,898)
Net carrying amount	$102,868	$224,102
________________
(1)Debt issuance costs are amortized to Interest expense, net using the effective interest method over the 2025 Notes’ expected life. During the thirty-nine weeks ended September 25, 2022, the Company wrote off $2.8 million of debt issuance costs as a result of the 2025 Notes Partial Repurchase.

Following is a summary of interest expense for the 2025 Notes, by component for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Coupon interest	$1,313	$2,875	$6,785	$8,625
Debt issuance cost amortization	190	392	963	1,159
Total interest expense (1)	$1,503	$3,267	$7,748	$9,784
________________
(1)The effective rate of the 2025 Notes over their expected life is 5.85%.

Based on the daily closing prices of the Company’s stock during the quarter ended September 25, 2022, the remaining holders of the 2025 Notes are eligible to convert their 2025 Notes during the fourth quarter of 2022.

Convertible Note Hedge and Warrant Transactions - In connection with the 2025 Notes Partial Repurchase, the Company entered into partial unwind agreements with certain financial institutions relating to a portion of the convertible note hedge transactions (the “Note Hedge Early Termination Agreements”) and a portion of the Warrant Transactions (the “Warrant Early Termination Agreements”) that were previously entered into by the Company in connection with the issuance of the 2025 Notes. Upon settlement, the Company received $131.9 million for the Note Hedge Early Termination Agreements and paid $114.8 million for the Warrant Early Termination Agreements during the thirty-nine weeks ended September 25, 2022. In connection with the Note Hedge Early Termination Agreements and the Warrant Early Termination Agreements the Company recorded a $113.0 million increase and a $97.6 million decrease, respectively, to Additional paid-in capital during the thirty-nine weeks ended September 25, 2022.

The remaining Warrant Transactions have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $16.64 per share and is subject to certain adjustments under the terms of the Warrant Transactions. In connection with

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
dividends paid during the thirty-nine weeks ended September 25, 2022, the strike price for the remaining Warrant Transactions decreased to $16.33.

9.    Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 25, 2022	DECEMBER 26, 2021
Accrued insurance liability	$30,419	$31,517
Deferred payroll tax liabilities (1)	—	27,302
Deferred compensation obligations	28,351	37,514
Other long-term liabilities	28,082	28,909
	$86,852	$125,242
_______________
(1)During the thirty-nine weeks ended September 25, 2022, the Company reclassified $27.3 million of payroll taxes deferred under the CARES Act to current.

10.    Stockholders’ Equity

Share Repurchases - On February 8, 2022, the Company’s Board of Directors (the “Board”) approved a share repurchase program (the “2022 Share Repurchase Program”) under which the Company was authorized to repurchase up to $125.0 million of its outstanding common stock. The 2022 Share Repurchase Program will expire on August 9, 2023. As of September 25, 2022, $44.0 million remained available for repurchase under the 2022 Share Repurchase Program. Following is a summary of the shares repurchased under the 2022 Share Repurchase Program during fiscal year 2022:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
First fiscal quarter	551	$21.26	$11,702
Second fiscal quarter	1,761	$20.30	35,749
Third fiscal quarter	1,746	$19.21	33,549
Total common stock repurchases (1)	4,058	$19.96	$81,000
________________
(1)Subsequent to September 25, 2022, the Company repurchased 682 thousand shares of its common stock for $13.8 million under a Rule 10b5-1 plan through October 28, 2022.

Dividends - The Company declared and paid dividends per share during fiscal year 2022 as follows:

(dollars in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.14	$12,559
Second fiscal quarter	0.14	12,418
Third fiscal quarter	0.14	12,475
Total cash dividends declared and paid	$0.42	$37,452

In October 2022, the Board declared a quarterly cash dividend of $0.14 per share, payable on November 23, 2022 to shareholders of record at the close of business on November 9, 2022.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	SEPTEMBER 25, 2022	DECEMBER 26, 2021
Foreign currency translation adjustment	$(185,298)	$(195,480)
Unrealized loss on derivatives, net of tax	(1,542)	(10,509)
Accumulated other comprehensive loss	$(186,840)	$(205,989)

Following are the components of Other comprehensive (loss) income attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Foreign currency translation adjustment	$(13,041)	$1,673	$10,182	$5,113

Unrealized (loss) gain on derivatives, net of tax	—	(153)	573	(323)
Reclassification of adjustments for loss on derivatives included in Net income, net of tax (1)	—	1,519	954	6,036
Impact of terminated interest rate swaps included in Net income, net of tax (1)	2,255	1,479	7,440	2,950
Total gain on derivatives, net of tax	2,255	2,845	8,967	8,663
Other comprehensive (loss) income attributable to Bloomin’ Brands	$(10,786)	$4,518	$19,149	$13,776
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

In connection with the Amended Credit Agreement, on April 26, 2022 the Company terminated its remaining variable-to-fixed interest rate swap agreements. Following these terminations, the unrealized loss related to the terminated swap agreements included in Accumulated other comprehensive loss is amortized to Interest expense, net during 2022.

The Company’s swap agreements were designated and qualified as cash flow hedges, recognized on its Consolidated Balance Sheet at fair value as of December 26, 2021 and classified based on the instruments’ maturity dates. As of September 25, 2022, the Company estimated $2.2 million of interest expense from the terminated swap agreements will be reclassified to Interest expense, net through the November 2022 maturity date of the swaps.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents the fair value and classification of the Company’s swap agreements as of the period indicated:

(dollars in thousands)	DECEMBER 26, 2021	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - liability (1)	$3,056	Accrued and other current liabilities
Accrued interest	$276	Accrued and other current liabilities
____________________
(1)See Note 13 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the swap agreements on Net income for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Interest rate swap agreements:
Interest rate swap expense recognized in Interest expense, net	$—	$(2,045)	$(1,284)	$(8,127)
Income tax benefit recognized in Provision (benefit) for income taxes	—	526	330	2,091
Net effects of interest rate swap agreements	$—	$(1,519)	$(954)	$(6,036)
Terminated interest rate swap agreements:
Terminated interest rate swap expense recognized in Interest expense, net	$(3,034)	$(1,992)	$(10,014)	$(3,973)
Income tax benefit recognized in Provision (benefit) for income taxes	779	513	2,574	1,023
Net effects of terminated interest rate swap agreements	$(2,255)	$(1,479)	$(7,440)	$(2,950)
Total net effects on Net income	$(2,255)	$(2,998)	$(8,394)	$(8,986)

12.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	SEPTEMBER 25, 2022	DECEMBER 26, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,115,004	$1,130,873
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	3,404	2,074
Total lease assets, net		$1,118,408	$1,132,947

Current operating lease liabilities (2)	Accrued and other current liabilities	$181,427	$177,028
Current finance lease liabilities	Current portion of long-term debt	1,481	958
Non-current operating lease liabilities (2)	Non-current operating lease liabilities	1,160,392	1,178,998
Non-current finance lease liabilities	Long-term debt, net	2,061	1,264
Total lease liabilities		$1,345,361	$1,358,248
________________
(1)Net of accumulated amortization of $3.4 million and $3.3 million as of September 25, 2022 and December 26, 2021, respectively.
(2)Excludes current accrued contingent percentage rent of $3.3 million and $3.5 million, as of September 25, 2022 and December 26, 2021, respectively, and immaterial current and non-current COVID-19-related deferred rent accruals.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)		SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Operating leases (1)	Other restaurant operating	$45,817	$44,807	$136,757	$133,362
Variable lease cost (2)	Other restaurant operating	1,519	1,574	5,021	3,082
Finance leases:
Amortization of leased assets	Depreciation and amortization	355	280	1,048	800
Interest on lease liabilities	Interest expense, net	44	34	120	101
Sublease revenue	Franchise and other revenues	(2,455)	(3,276)	(7,449)	(6,936)
Lease costs, net		$45,280	$43,419	$135,497	$130,409
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.1 million and $3.2 million for the thirteen weeks ended September 25, 2022 and September 26, 2021, respectively, and $9.1 million and $9.9 million for the thirty-nine weeks ended September 25, 2022 and September 26, 2021, respectively, which is included in General and administrative expense.
(2)Includes COVID-19-related rent abatements for the thirteen and thirty-nine weeks ended September 26, 2021.

The following table is a summary of cash flow impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$145,797	$155,661

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	SEPTEMBER 25, 2022		DECEMBER 26, 2021
(dollars in thousands)	TOTAL	LEVEL 1	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$6,277	$6,277	$6,714	$6,714	$—
Money market funds	10,254	10,254	9,039	9,039	—
Restricted cash equivalents:
Money market funds	143	143	1,472	1,472	—
Total asset recurring fair value measurements	$16,674	$16,674	$17,225	$17,225	$—

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$—	$—	$3,056	$—	$3,056

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments	The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of December 26, 2021, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, operating lease right-of-use assets, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. Carrying value after impairment approximates fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis for the period indicated:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021
(dollars in thousands)	REMAINING CARRYING VALUE (1)	TOTAL IMPAIRMENT
Operating lease right-of-use assets	$7,651	$1,466
Property, fixtures and equipment	8,928	7,260
	$16,579	$8,726
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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	SEPTEMBER 25, 2022		DECEMBER 26, 2021
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior Secured Credit Facility:
Term loan A	$—	$—	$195,000	$190,125
Revolving credit facility	$420,000	$409,500	$80,000	$76,926
2025 Notes	$105,000	$178,869	$230,000	$447,615
2029 Notes	$300,000	$252,471	$300,000	$304,395

14.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Income before provision (benefit) for income taxes	$38,613	$597	$82,092	$184,562
Provision (benefit) for income taxes	$5,563	$(4,454)	$33,028	$24,827
Effective income tax rate	14.4%	(NM)	40.2%	13.5%
________________
NM Not meaningful.

The provision for income taxes for the thirteen weeks ended September 25, 2022 increased primarily due to higher pre-tax book income across the Company’s U.S. and international subsidiaries. The benefit for income taxes for the thirteen weeks ended September 26, 2021 includes the impact of changes to the estimate of the forecasted full-year effective tax rate relative to prior quarters in 2021.

The effective income tax rate for the thirty-nine weeks ended September 25, 2022 increased by 26.7 percentage points as compared to the thirty-nine weeks ended September 26, 2021. The increase was primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during the thirty-nine weeks ended September 25, 2022.

On September 16, 2022, the Company’s Brazilian subsidiary was granted a preliminary injunction granting it eligibility to benefit from a recent law in Brazil that established several emergency actions by the government to offset the economic effects of the COVID-19 pandemic for the tourism and events sector. The new law introduced a 100% exemption from Brazilian corporate income tax (IRPJ and CSLL) and federal value-added taxes (PIS and COFINS) for a period of 5 years. The injunction was issued as part of an ongoing lawsuit initiated by the Company’s Brazilian subsidiary due to the uncertainty regarding the restaurant industry’s eligibility for this exemption. The Company has not recognized a financial impact for the thirteen-week period ended September 25, 2022 as the Company continues to evaluate the exemption, the uncertainty and impacts of the injunction, and the best courses of action moving forward.

A restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce pre-tax income.

The effective income tax rate for the thirteen weeks ended September 25, 2022 was lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the benefit of FICA tax credits on certain tipped wages.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The effective income tax rate for the thirty-nine weeks ended September 25, 2022 was higher than the statutory rate primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during the thirty-nine weeks ended September 25, 2022.

The effective income tax rates for the thirteen and thirty-nine weeks ended September 26, 2021 were lower than the statutory rate primarily due to the benefit of FICA tax credits on certain tipped wages.

On December 28, 2021, the U.S. Treasury and the Internal Revenue Service released final regulations that, among other things, provide guidance on several aspects of the foreign tax credit rules. As part of the guidance issued, these regulations change longstanding foreign tax credit regulations that now make foreign taxes paid to certain countries no longer creditable in the United States. The Company expects that a portion of post-2022 foreign taxes paid will not be creditable in the United States. Furthermore, the impact of these regulations will result in the utilization of existing prior year foreign tax credit carryforwards for which the Company had previously recorded a valuation allowance. The valuation allowance related to the credits expected to be utilized has been released during the thirty-nine weeks ended September 25, 2022.

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

The Company recorded reserves of $8.6 million and $7.1 million for certain of its outstanding legal proceedings as of September 25, 2022 and December 26, 2021, respectively, within Accrued and other current liabilities and Other long-term liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

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
(UNAUDITED) - Continued
liquidity, or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of September 25, 2022, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $22.4 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of September 25, 2022 was approximately $15.7 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements generally govern its ability to pursue and recover damages incurred. As of September 25, 2022 and December 26, 2021, the Company’s recorded contingent lease liability was $7.5 million and $8.7 million, respectively.

Royalty Termination - In August 2021, wholly-owned subsidiaries of the Company entered into the Purchase and Sale of Royalty Payment Stream and Termination of Royalty Agreement (the “Royalty Termination Agreement”) with the Carrabba’s Italian Grill founders (the “Carrabba’s Founders”), pursuant to which the Company’s obligation to pay future royalties on U.S. Carrabba’s Italian Grill restaurant sales and lump sum royalty fees on Carrabba’s Italian Grill (and Abbraccio) restaurants opened outside the U.S. was terminated. Upon execution of the Royalty Termination Agreement, the Company made a cash payment of $61.9 million to the Carrabba’s Founders, which was recorded in Other restaurant operating expense in its Consolidated Statements of Operations and Comprehensive Income during the thirteen weeks ended September 26, 2021.

16.    Segment Reporting

The following is a summary of reporting segments:

REPORTABLE SEGMENT (1)	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse	Brazil, Hong Kong/China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
_________________
(1)Includes franchise locations.

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 26, 2021. Revenues for all segments include only transactions with customers and exclude intersegment revenues. Excluded from Income from operations for U.S. and international are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses, certain insurance expenses and certain bonus expenses.

The following table is a summary of Total revenues by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Total revenues
U.S.	$922,521	$912,733	$2,957,555	$2,820,709
International	133,242	97,730	363,905	254,593
Total revenues	$1,055,763	$1,010,463	$3,321,460	$3,075,302

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a reconciliation of segment income from operations to Income before provision (benefit) for income taxes for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Segment income from operations
U.S.	$68,501	$47,294	$305,347	$334,326
International	15,849	1,412	38,859	7,419
Total segment income from operations	84,350	48,706	344,206	341,745
Unallocated corporate operating expense	(33,041)	(33,869)	(97,922)	(111,273)
Total income from operations	51,309	14,837	246,284	230,472
Loss on extinguishment and modification of debt	—	—	(107,630)	(2,073)
Loss on fair value adjustment of derivatives, net	—	—	(17,685)	—
Other income, net	—	5	—	26
Interest expense, net	(12,696)	(14,245)	(38,877)	(43,863)
Income before provision (benefit) for income taxes	$38,613	$597	$82,092	$184,562

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Depreciation and amortization
U.S.	$34,432	$33,422	$102,735	$100,645
International	5,882	5,842	17,438	17,128
Corporate	1,857	1,563	5,030	4,819
Total depreciation and amortization	$42,171	$40,827	$125,203	$122,592

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 25, 2022, we owned and operated 1,176 full-service restaurants and off-premises only kitchens and franchised 332 full-service restaurants and off-premises only kitchens across 47 states, Guam and 15 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Highlights - Our financial highlights for the thirteen weeks ended September 25, 2022 include the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 1.4% and 2.3%, respectively;
•Increase in Total revenues of 4.5%, as compared to the third quarter of 2021;
•Operating income and restaurant-level operating margins of 4.9% and 13.1%, respectively, as compared to 1.5% and 10.3%, respectively, for the third quarter of 2021;
•Operating income of $51.3 million, as compared to $14.8 million in the third quarter of 2021; and
•Diluted earnings per share of $0.34 as compared to $0.03 for the third quarter of 2021.

Key Financial Performance Indicators - Key measures that we use in evaluating our restaurants and assessing our business include the following:

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

Restaurant-level operating margin is a non-GAAP financial measure widely regarded in the industry as a useful metric to evaluate restaurant-level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Food and beverage costs, Labor and other related expenses and Other restaurant operating expenses (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statements of Operations and Comprehensive Income. The following categories of our revenue and operating expenses are not included in restaurant-level operating margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

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

We believe that our use of these non-GAAP financial measures permits investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies within the restaurant industry by isolating the effects of certain items that may vary from period to period without correlation to core operating performance or that vary widely among similar companies. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items or that the items for which we have made adjustments are unusual or infrequent or will not recur. We believe that the disclosure of these non-GAAP measures is useful to investors as they form part of the basis for how our management team and Board evaluate our operating performance, allocate resources and administer employee incentive plans.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data - The table below presents the number of our full-service restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
U.S.
Outback Steakhouse
Company-owned	564	564
Franchised	128	130
Total	692	694
Carrabba’s Italian Grill
Company-owned	199	199
Franchised	19	20
Total	218	219
Bonefish Grill
Company-owned	173	178
Franchised	7	7
Total	180	185
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	64
Aussie Grill
Company-owned (1)	5	4
U.S. total	1,159	1,166
International
Company-owned
Outback Steakhouse - Brazil (2)	137	113
Other (1)(2)(3)	33	33
Franchised
Outback Steakhouse - South Korea (1)	83	77
Other (3)	50	54
International total	303	277
System-wide total	1,462	1,443
System-wide total - Company-owned	1,175	1,155
System-wide total - Franchised	287	288
____________________
(1)Previously presented restaurant counts as of September 26, 2021 have been adjusted to exclude off-premises only locations included in the table below.
(2)The restaurant counts for Brazil, including Abbraccio restaurants within International Company-owned Other, are reported as of August 31, 2022 and 2021, respectively, to correspond with the balance sheet dates of this subsidiary.
(3)International Company-owned Other included two Aussie Grill locations as of September 25, 2022 and September 26, 2021. International Franchised Other included three Aussie Grill locations as of September 25, 2022 and September 26, 2021.

The table below presents the number of our off-premises only kitchens in operation as of the periods indicated:

Number of kitchens (at end of the period) (1):	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
U.S.
Company-owned	1	3
International
Company-owned	—	1
Franchised - South Korea	45	37
System-wide total	46	41
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Revenues
Restaurant sales	98.5%	98.6%	98.5%	98.6%
Franchise and other revenues	1.5	1.4	1.5	1.4
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Food and beverage costs (1)	32.0	30.5	32.3	30.0
Labor and other related (1)	29.1	29.1	28.2	28.4
Other restaurant operating (1)	25.8	30.1	24.2	25.2
Depreciation and amortization	4.0	4.0	3.8	4.0
General and administrative	5.3	5.8	5.2	5.9
Provision for impaired assets and restaurant closings	0.2	0.2	0.1	0.3
Total costs and expenses	95.1	98.5	92.6	92.5
Income from operations	4.9	1.5	7.4	7.5
Loss on extinguishment and modification of debt	—	—	(3.1)	(0.1)
Loss on fair value adjustment of derivatives, net	—	—	(0.5)	—
Other income, net	—	*	—	*
Interest expense, net	(1.2)	(1.4)	(1.3)	(1.4)
Income before provision (benefit) for income taxes	3.7	0.1	2.5	6.0
Provision (benefit) for income taxes	0.6	(0.4)	1.0	0.8
Net income	3.1	0.5	1.5	5.2
Less: net income attributable to noncontrolling interests	0.1	0.2	0.2	0.2
Net income attributable to Bloomin’ Brands	3.0%	0.3%	1.3%	5.0%
________________
(1)As a percentage of Restaurant sales.
*Less than 1/10th of one percent of Total revenues.

REVENUES

Restaurant sales

Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 26, 2021	$996.7	$3,031.4
Change from:
Comparable restaurant sales (1)	34.9	212.6
Restaurant openings (1)	18.0	46.0
Restaurant closures (1)	(8.2)	(24.7)
Effect of foreign currency translation	(1.0)	7.6
For the periods ended September 25, 2022	$1,040.4	$3,272.9
____________________
(1)Summation of quarterly changes for restaurant openings, closures and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of each will differ each period based on when the restaurant opened or closed.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The increase in Restaurant sales during the thirteen weeks ended September 25, 2022 was primarily due to higher comparable restaurant sales and the opening of 42 new restaurants not included in our comparable restaurant sales base. The increase in Restaurant sales was partially offset by the closure of 22 restaurants since June 27, 2021.

The increase in Restaurant sales during the thirty-nine weeks ended September 25, 2022 was primarily due to: (i) higher comparable restaurant sales, (ii) the opening of 54 new restaurants not included in our comparable restaurant sales base and (iii) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar. The increase in Restaurant sales was partially offset by the closure of 25 restaurants since December 27, 2020.

Average Restaurant Unit Volumes and Operating Weeks

Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$72,834	$70,849	$77,106	$74,163
Carrabba’s Italian Grill	$62,010	$61,518	$65,309	$62,910
Bonefish Grill	$57,998	$57,844	$62,811	$58,626
Fleming’s Prime Steakhouse & Wine Bar	$97,053	$95,777	$109,112	$94,064
International
Outback Steakhouse - Brazil (1)	$60,711	$49,841	$58,722	$40,848
Operating weeks:
U.S.
Outback Steakhouse	7,331	7,344	21,968	22,089
Carrabba’s Italian Grill	2,576	2,587	7,741	7,761
Bonefish Grill	2,253	2,327	6,807	7,004
Fleming’s Prime Steakhouse & Wine Bar	832	832	2,496	2,489
International
Outback Steakhouse - Brazil	1,745	1,485	4,971	4,362
____________________
(1)Translated at average exchange rates of 5.18 and 5.15 for the thirteen weeks ended September 25, 2022 and September 26, 2021, respectively, and 5.16 and 5.27 for the thirty-nine weeks ended September 25, 2022 and September 26, 2021, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)

Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases) for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Year over year percentage change:
Comparable restaurant sales (stores open 18 months or more):
U.S. (1)
Outback Steakhouse	2.3%	18.3%	3.4%	25.3%
Carrabba’s Italian Grill	0.7%	28.8%	3.6%	35.1%
Bonefish Grill	(0.9)%	36.6%	5.9%	41.2%
Fleming’s Prime Steakhouse & Wine Bar	1.3%	59.6%	15.7%	56.9%
Combined U.S.	1.4%	25.5%	4.8%	31.4%
International
Outback Steakhouse - Brazil (2)	30.1%	109.8%	48.7%	29.4%

Traffic:
U.S.
Outback Steakhouse	(6.8)%	14.8%	(5.5)%	19.6%
Carrabba’s Italian Grill	(8.4)%	27.1%	(4.4)%	27.0%
Bonefish Grill	(8.3)%	25.6%	(3.3)%	23.4%
Fleming’s Prime Steakhouse & Wine Bar	(4.8)%	48.4%	5.8%	38.1%
Combined U.S.	(7.2)%	19.3%	(4.7)%	21.9%
International
Outback Steakhouse - Brazil	16.7%	62.5%	32.1%	25.2%

Average check per person (3):
U.S.
Outback Steakhouse	9.1%	3.5%	8.9%	5.7%
Carrabba’s Italian Grill	9.1%	1.7%	8.0%	8.1%
Bonefish Grill	7.4%	11.0%	9.2%	17.8%
Fleming’s Prime Steakhouse & Wine Bar	6.1%	11.2%	9.9%	18.8%
Combined U.S.	8.6%	6.2%	9.5%	9.5%
International
Outback Steakhouse - Brazil	13.1%	45.5%	16.5%	5.5%
____________________
(1)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(2)Excludes the effect of fluctuations in foreign currency rates. Includes trading day impact from calendar period reporting.
(3)Includes the impact of menu pricing changes, product mix and discounts.

The thirteen weeks ended December 25, 2022 will include the impact of Hurricane Ian which is estimated to be 0.3% to U.S. comparable sales and approximately $0.03 to diluted earnings per share, inclusive of storm-related costs.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Franchise and other revenues

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Franchise revenues	$11.8	$12.9	$37.8	$31.9
Other revenues (1)	3.6	0.8	10.8	12.0
Franchise and other revenues	$15.4	$13.7	$48.6	$43.9
____________________
(1)The thirteen and thirty-nine weeks ended September 26, 2021 include an adjustment of $(3.2) million to reduce our initial recorded estimate and net $3.1 million benefit, respectively, from the recognition of recoverable PIS and COFINS taxes within other revenues recognized in connection with favorable court rulings in Brazil regarding the calculation methodology and taxable base for prior years.

COSTS AND EXPENSES

Food and beverage costs

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	CHANGE	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	CHANGE
Food and beverage costs	$332.9	$304.3		$1,056.8	$908.3
% of Restaurant sales	32.0%	30.5%	1.5%	32.3%	30.0%	2.3%

Food and beverage costs increased as a percentage of Restaurant sales during the thirteen weeks ended September 25, 2022 as compared to the thirteen weeks ended September 26, 2021 primarily due to 3.5% from commodity inflation and 0.5% from product mix. These increases were partially offset by decreases as a percentage of Restaurant sales of 2.2% from increases in average check per person, primarily driven by an increase in menu pricing, and 0.3% from the impact of certain cost saving initiatives.

Food and beverage costs increased as a percentage of Restaurant sales during the thirty-nine weeks ended September 25, 2022 as compared to the thirty-nine weeks ended September 26, 2021 primarily due to 4.0% from commodity inflation, partially offset by a decrease as a percentage of Restaurant sales of 1.8% from increases in average check per person, primarily driven by an increase in menu pricing.

In aggregate, menu pricing increases during 2022 have trailed the current level of commodity inflation.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	CHANGE	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	CHANGE
Labor and other related	$303.2	$290.2		$924.5	$859.9
% of Restaurant sales	29.1%	29.1%	—%	28.2%	28.4%	(0.2)%

Labor and other related expenses were flat as a percentage of Restaurant sales during the thirteen weeks ended September 25, 2022 as compared to the thirteen weeks ended September 26, 2021 primarily due to decreases of 1.7% from leveraging increased restaurant sales due to increases in average check per person and lapping the impact of COVID-19, primarily in Brazil. These decreases were partially offset by an increase as a percentage of Restaurant sales of 1.8% from higher labor costs primarily due to wage rate inflation.

Labor and other related expenses decreased as a percentage of Restaurant sales during the thirty-nine weeks ended September 25, 2022 as compared to the thirty-nine weeks ended September 26, 2021 primarily due to 2.0% from

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
leveraging increased restaurant sales due to increases in average check per person and lapping the impact of COVID-19, primarily in Brazil. These decreases were offset by an increase as a percentage of Restaurant sales of 2.0% from higher labor cost primarily due to wage rate inflation.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	CHANGE	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	CHANGE
Other restaurant operating	$267.9	$299.8		$790.6	$762.5
% of Restaurant sales	25.8%	30.1%	(4.3)%	24.2%	25.2%	(1.0)%

During the thirteen weeks ended September 26, 2021, we entered into the Royalty Termination Agreement with the Carrabba’s Founders for $61.9 million in cash. See Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional details.

Other restaurant operating expenses decreased as a percentage of Restaurant sales during the thirteen weeks ended September 25, 2022 as compared to the thirteen weeks ended September 26, 2021 primarily due to 6.2% from lapping the Carrabba’s Italian Grill royalty termination and 0.9% from leveraging increased restaurant sales due to lapping the impact of COVID-19, primarily in Brazil, and increases in average check per person. These decreases were partially offset by increases as a percentage of Restaurant sales of 1.5% from higher operating expenses including utilities, primarily due to inflation, and 1.1% from higher advertising expense.

Other restaurant operating expenses decreased as a percentage of Restaurant sales during the thirty-nine weeks ended September 25, 2022 as compared to the thirty-nine weeks ended September 26, 2021 primarily due to 2.0% from lapping the Carrabba’s Italian Grill royalty termination, and 1.5% from leveraging increased restaurant sales due to increases in average check per person and lapping the impact of COVID-19, primarily in Brazil. These decreases were partially offset by increases as a percentage of Restaurant sales of 1.5% from higher operating expenses including utilities, primarily due to inflation, and 0.8% from higher advertising expense.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in General and administrative expense for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 26, 2021	$58.9	$182.6
Change from:
Employee stock-based compensation	(3.6)	(8.3)
Incentive compensation	(2.8)	(10.4)
Compensation, benefits and payroll tax	2.3	6.0
Travel and entertainment	1.1	4.1
Other	0.2	—
For the periods ended September 25, 2022	$56.1	$174.0

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	CHANGE	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	CHANGE
Provision for impaired assets and restaurant closings	$2.1	$1.6	$0.5	$4.1	$9.0	$(4.9)

Impairment and closure charges during the periods presented resulted primarily from locations identified for closure.

Income from operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	CHANGE	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	CHANGE
Income from operations	$51.3	$14.8	$36.5	$246.3	$230.5	$15.8
% of Total revenues	4.9%	1.5%	3.4%	7.4%	7.5%	(0.1)%

The increase in Income from operations generated during the thirteen weeks ended September 25, 2022 as compared to the thirteen weeks ended September 26, 2021 was primarily due to: (i) lapping the Carrabba’s Italian Grill royalty termination, (ii) increases in average check per person, (iii) lapping the impact of COVID-19, primarily in Brazil, and (iv) lower share-based and incentive compensation. These increases were partially offset by: (i) commodity inflation, (ii) higher labor cost primarily due to wage rate inflation, (iii) higher operating expenses including utilities, primarily due to inflation, and (iv) an increase in advertising costs.

The increase in Income from operations generated during the thirty-nine weeks ended September 25, 2022 as compared to the thirty-nine weeks ended September 26, 2021 was primarily due to: (i) increases in average check per person, (ii) lapping the Carrabba’s Italian Grill royalty termination, (iii) lapping the impact of COVID-19, primarily in Brazil, and (iv) lower share-based and incentive compensation. These increases were partially offset by: (i) commodity inflation, (ii) higher labor cost primarily due to wage rate inflation, (iii) higher operating expenses including utilities, primarily due to inflation, and (iv) an increase in advertising costs.

Loss on extinguishment and modification of debt and Loss on fair value adjustment of derivatives, net

In connection with the 2025 Notes Partial Repurchase, we recognized a loss on extinguishment of debt of $104.7 million and a loss on fair value adjustment of derivatives, net, of $17.7 million during the thirty-nine weeks ended September 25, 2022.

See Note 8 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for additional details.

Interest expense, net

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	CHANGE	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	CHANGE
Interest expense, net	$12.7	$14.2	$(1.5)	$38.9	$43.9	$(5.0)

The decrease in Interest expense, net for the thirteen weeks ended September 25, 2022 as compared to the thirteen weeks ended September 26, 2021 was primarily due to: (i) the 2025 Notes Partial Repurchase in May 2022, (ii) repayment of the Term loan A in April 2022 and (iii) the impact of our April 2021 interest rate swap terminations. These decreases were partially offset by increases in interest expense from higher balances and interest rates on revolver debt.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The decrease in Interest expense, net for the thirty-nine weeks ended September 25, 2022 as compared to the thirty-nine weeks ended September 26, 2021 was primarily due to the repayment of Term loan A in April 2022 and the 2025 Notes Partial Repurchase in May 2022. These decreases were partially offset by increases from the issuance of the 2029 Notes in April 2021.

Provision (benefit) for income taxes

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	CHANGE	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	CHANGE
Income before provision (benefit) for income taxes	$38.6	$0.6	$38.0	$82.1	$184.6	$(102.5)
Provision (benefit) for income taxes	$5.6	$(4.5)	$10.1	$33.0	$24.8	$8.2
Effective income tax rate	14.4%	(NM)	NM	40.2%	13.5%	26.7%
________________
NM Not meaningful.

The provision for income taxes for the thirteen weeks ended September 25, 2022 increased primarily due to higher pre-tax book income across our U.S. and international subsidiaries. The benefit for income taxes for the thirteen weeks ended September 26, 2021 includes the impact of changes to the estimate of the forecasted full-year effective tax rate relative to prior quarters in 2021.

The effective income tax rate for the thirty-nine weeks ended September 25, 2022 increased by 26.7 percentage points as compared to the thirty-nine weeks ended September 26, 2021. The increase was primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during the thirty-nine weeks ended September 25, 2022.

SEGMENT PERFORMANCE

The following is a summary of reporting segments:

REPORTABLE SEGMENT (1)	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse	Brazil, Hong Kong/China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
_________________
(1)Includes franchise locations.

Revenues for both segments include only transactions with customers and exclude intersegment revenues. Excluded from Income from operations for U.S. and international are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses, certain insurance expenses and certain bonus expenses.

Refer to Note 16 - Segment Reporting of the Notes to Consolidated Financial Statements for reconciliations of segment income from operations to the consolidated operating results.

Restaurant-level operating margin is widely regarded in the industry as a useful non-GAAP measure to evaluate restaurant-level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
purposes, overall and particularly within our two segments. See the Overview-Key Financial Performance Indicators and Non-GAAP Financial Measures sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details regarding the calculation of restaurant-level operating margin.

U.S. Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Revenues
Restaurant sales	$910,679	$898,790	$2,920,241	$2,789,142
Franchise and other revenues	11,842	13,943	37,314	31,567
Total revenues	$922,521	$912,733	$2,957,555	$2,820,709
Restaurant-level operating margin	12.7%	10.0%	15.2%	17.1%
Income from operations	$68,501	$47,294	$305,347	$334,326
Operating income margin	7.4%	5.2%	10.3%	11.9%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED (1)	THIRTY-NINE WEEKS ENDED (1)
For the periods ended September 26, 2021	$898.8	$2,789.1
Change from:
Comparable restaurant sales	12.8	135.1
Restaurant openings	7.3	20.7
Restaurant closures	(8.2)	(24.7)
For the periods ended September 25, 2022	$910.7	$2,920.2
____________________
(1)Summation of quarterly changes will not total to annual amounts as the restaurants that meet the definition of each change category will differ each period based on when the restaurant opened or closed.

The increase in U.S. Restaurant sales during the thirteen weeks ended September 25, 2022 was primarily due to higher comparable restaurant sales and the opening of 13 new restaurants not included in our comparable restaurant sales base. The increase was partially offset by the closure of 21 restaurants since June 27, 2021.

The increase in U.S. Restaurant sales during the thirty-nine weeks ended September 25, 2022 was primarily due to higher comparable restaurant sales and the opening of 16 new restaurants not included in our comparable restaurant sales base. The increase in U.S. Restaurant sales was partially offset by the closure of 24 restaurants since December 27, 2020.

Income from operations

The increase in U.S. Income from operations generated during the thirteen weeks ended September 25, 2022 as compared to the thirteen weeks ended September 26, 2021 was primarily due to lapping the Carrabba’s Italian Grill royalty termination and increases in average check per person. These increases were partially offset by: (i) commodity inflation, (ii) higher labor cost primarily due to wage rate inflation, (iii) higher operating expenses including utilities and (iv) higher advertising expense.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The decrease in U.S. Income from operations generated during the thirty-nine weeks ended September 25, 2022 as compared to the thirty-nine weeks ended September 26, 2021 was primarily due to: (i) commodity inflation, (ii) higher labor cost primarily due to wage rate inflation, (iii) higher operating expenses including utilities and (iv) higher advertising expense. These decreases were partially offset by increases in average check per person and lapping the Carrabba’s Italian Grill royalty termination.

International Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Revenues
Restaurant sales	$129,696	$97,928	$352,627	$242,254
Franchise and other revenues	3,546	(198)	11,278	12,339
Total revenues	$133,242	$97,730	$363,905	$254,593
Restaurant-level operating margin	18.5%	12.8%	17.8%	10.7%
Income from operations	$15,849	$1,412	$38,859	$7,419
Operating income margin	11.9%	1.4%	10.7%	2.9%

Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 26, 2021	$97.9	$242.3
Change from:
Comparable restaurant sales (1)	22.1	77.5
Restaurant openings (1)	10.7	25.3
Effect of foreign currency translation	(1.0)	7.6
For the periods ended September 25, 2022	$129.7	$352.7
____________________
(1)Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of each will differ each period based on when the restaurant opened.

The increase in international Restaurant sales during the thirteen weeks ended September 25, 2022 was primarily due to higher comparable restaurant sales in Brazil and the opening of 29 new restaurants not included in our comparable restaurant sales base.

The increase in international Restaurant sales during the thirty-nine weeks ended September 25, 2022 was primarily due to: (i) higher comparable restaurant sales in Brazil, (ii) the opening of 38 new restaurants not included in our comparable restaurant sales base and (iii) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

Income from operations

The increase in international Income from operations generated during the thirteen weeks ended September 25, 2022 as compared to the thirteen weeks ended September 26, 2021 was primarily due to: (i) the recovery of in-restaurant dining in Brazil and (ii) increases in average check per person. These increases were partially offset by decreases primarily due to: (i) product mix, (ii) labor inflation and (iii) commodity inflation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The increase in international Income from operations generated during the thirty-nine weeks ended September 25, 2022 as compared to the thirty-nine weeks ended September 26, 2021 was primarily due to: (i) the recovery of in-restaurant dining in Brazil and (ii) increases in average check per person. These increases were partially offset by decreases primarily due to commodity and labor inflation.

Non-GAAP Financial Measures

Consolidated restaurant-level operating income and adjusted restaurant-level operating income and corresponding margins non-GAAP reconciliations - The following table reconciles consolidated Income from operations and the corresponding margins to restaurant-level operating income and adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Income from operations	$51,309	$14,837	$246,284	$230,472
Operating income margin	4.9%	1.5%	7.4%	7.5%
Less:
Franchise and other revenues	15,388	13,745	48,592	43,906
Plus:
Depreciation and amortization	42,171	40,827	125,203	122,592
General and administrative	56,089	58,880	174,009	182,590
Provision for impaired assets and restaurant closings	2,067	1,585	4,099	8,962
Restaurant-level operating income	$136,248	$102,384	$501,003	$500,710
Restaurant-level operating margin	13.1%	10.3%	15.3%	16.5%
Adjustments:
Royalty termination expense (1)	—	61,880	—	61,880
Legal and other matters (2)	—	2,761	—	2,761
Total restaurant-level operating income adjustments	—	64,641	—	64,641
Adjusted restaurant-level operating income	$136,248	$167,025	$501,003	$565,351
Adjusted restaurant-level operating margin	13.1%	16.8%	15.3%	18.6%
_________________
(1)Payment to the Carrabba’s Founders in connection with the Royalty Termination Agreement. See Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional details regarding the Royalty Termination Agreement.
(2)The thirteen and thirty-nine weeks ended September 26, 2021 include an accrual for Imposto sobre Serviços (“ISS”), a Brazilian municipal service tax, in connection with royalties from our Brazilian subsidiary over the past five years, including related penalties and interest, recorded within Other restaurant operating expense as a result of an unfavorable Brazilian Supreme Court ruling.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Segment adjusted restaurant-level operating margin non-GAAP reconciliations - The following tables reconcile segment Income from operations and the corresponding margins to segment restaurant-level operating income and adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

U.S.	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Income from operations	$68,501	$47,294	$305,347	$334,326
Operating income margin	7.4%	5.2%	10.3%	11.9%
Less:
Franchise and other revenues	11,842	13,943	37,314	31,567
Plus:
Depreciation and amortization	34,432	33,421	102,735	100,645
General and administrative	22,339	21,998	69,432	66,043
Provision for impaired assets and restaurant closings	2,068	1,539	2,317	8,678
Restaurant-level operating income	$115,498	$90,309	$442,517	$478,125
Restaurant-level operating margin	12.7%	10.0%	15.2%	17.1%
Adjustments:
Royalty termination expense (1)	—	61,880	—	61,880
Total restaurant-level operating income adjustments	—	61,880	—	61,880
Adjusted restaurant-level operating income	$115,498	$152,189	$442,517	$540,005
Adjusted restaurant-level operating margin	12.7%	16.9%	15.2%	19.4%
________________
(1)Payment to the Carrabba’s Founders in connection with the Royalty Termination Agreement.

International	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Income from operations	$15,849	$1,412	$38,859	$7,419
Operating income margin	11.9%	1.4%	10.7%	2.9%
Less:
Franchise and other revenues	3,546	(198)	11,278	12,339
Plus:
Depreciation and amortization	5,882	5,843	17,438	17,128
General and administrative	5,828	5,060	16,087	13,781
Provision for impaired assets and restaurant closings	—	28	1,775	27
Restaurant-level operating income	$24,013	$12,541	$62,881	$26,016
Restaurant-level operating margin	18.5%	12.8%	17.8%	10.7%
Adjustments:
Legal and other matters (1)	—	2,761	—	2,761
Total restaurant-level operating income adjustments	—	2,761	—	2,761
Adjusted restaurant-level operating income	$24,013	$15,302	$62,881	$28,777
Adjusted restaurant-level operating margin	18.5%	15.6%	17.8%	11.9%
________________
(1)The thirteen and thirty-nine weeks ended September 26, 2021 include an accrual for ISS, a Brazilian municipal service tax, in connection with royalties from our Brazilian subsidiary over the past five years, including related penalties and interest, recorded within Other restaurant operating expense as a result of an unfavorable Brazilian Supreme Court ruling.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted restaurant-level operating margin non-GAAP reconciliations (continued) - The following tables present the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 25, 2022		SEPTEMBER 26, 2021
	REPORTED	ADJUSTED	REPORTED	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage costs	32.0%	32.0%	30.5%	30.5%
Labor and other related	29.1%	29.1%	29.1%	29.1%
Other restaurant operating	25.8%	25.8%	30.1%	23.6%

Restaurant-level operating margin	13.1%	13.1%	10.3%	16.8%

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2022		SEPTEMBER 26, 2021
	REPORTED	ADJUSTED	REPORTED	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage costs	32.3%	32.3%	30.0%	30.0%
Labor and other related	28.2%	28.2%	28.4%	28.4%
Other restaurant operating	24.2%	24.2%	25.2%	23.0%

Restaurant-level operating margin	15.3%	15.3%	16.5%	18.6%
_________________
(1)See the Consolidated restaurant-level operating income and adjusted restaurant-level operating income and corresponding margins non-GAAP reconciliations table above for details regarding the restaurant-level operating margin adjustments. All restaurant-level operating margin adjustments for the periods presented were recorded within Other restaurant operating expense.

Adjusted income from operations non-GAAP reconciliations - The following table reconciles Income from operations and the corresponding margins to adjusted income from operations and the corresponding margins for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Income from operations	$51,309	$14,837	$246,284	$230,472
Operating income margin	4.9%	1.5%	7.4%	7.5%
Adjustments:
Total restaurant-level operating margin adjustments (1)	—	64,641	—	64,641
Legal and other matters (2)	—	3,204	—	(3,133)
Total income from operations adjustments	—	67,845	—	61,508
Adjusted income from operations	$51,309	$82,682	$246,284	$291,980
Adjusted operating income margin	4.9%	8.2%	7.4%	9.5%
_________________
(1)See the Consolidated restaurant-level operating income and adjusted restaurant-level operating income and corresponding margins non-GAAP reconciliations table above for details regarding the restaurant-level operating income adjustments.
(2)The thirteen and thirty-nine weeks ended September 26, 2021 include an adjustment to reduce our initial recorded estimate and net benefit, respectively, from the recognition of recoverable PIS and COFINS taxes, including accrued interest within other revenues as a result of favorable court rulings in Brazil.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted net income and Adjusted diluted earnings per share non-GAAP reconciliations - The following table reconciles Diluted net income attributable to Bloomin’ Brands to adjusted net income and adjusted diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Diluted net income attributable to Bloomin’ Brands	$31,986	$3,449	$43,862	$155,316
Convertible senior notes if-converted method interest adjustment, net of tax (1)	—	—	—	460
Net income attributable to Bloomin’ Brands	31,986	3,449	43,862	154,856
Adjustments:
Income from operations adjustments (2)	—	67,845	—	61,508
Loss on extinguishment and modification of debt (3)	—	—	107,630	2,073
Loss on fair value adjustment of derivatives, net (3)	—	—	17,685	—
Total adjustments, before income taxes	—	67,845	125,315	63,581
Adjustment to provision for income taxes (4)	—	(15,878)	1,322	(14,635)
Net adjustments	—	51,967	126,637	48,946
Adjusted net income	$31,986	$55,416	$170,499	$203,802

Diluted earnings per share	$0.34	$0.03	$0.44	$1.42
Adjusted diluted earnings per share (5)	$0.35	$0.57	$1.84	$2.10

Diluted weighted average common shares outstanding	94,736	107,783	99,609	109,410
Adjusted diluted weighted average common shares outstanding (5)	91,046	97,307	92,877	97,110
_________________
(1)Adjustment for interest expense related to the 2025 Notes weighted for the portion of the period prior to our election under the 2025 Notes indenture to settle the principal portion of the 2025 Notes in cash.
(2)See the Adjusted income from operations non-GAAP reconciliations table above for details regarding Income from operations adjustments.
(3)The thirty-nine weeks ended September 25, 2022 include losses in connection with the 2025 Notes Partial Repurchase and Amended Credit Agreement. See Note 8 - Convertible Senior Notes and Note 7 - Long-term Debt, Net, respectively, of the Notes to Consolidated Financial Statements for additional details.
(4)The tax effect of non-GAAP adjustments were determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates. For the thirty-nine weeks ended September 25, 2022, the primary difference between the GAAP and adjusted effective income tax rates relate to certain non-deductible losses and other tax costs associated with the 2025 Notes Partial Repurchase.
(5)Adjusted diluted weighted average common shares outstanding was calculated excluding the dilutive effect of 3,690 and 10,476 shares for the thirteen weeks ended September 25, 2022 and September 26, 2021, respectively, and 6,732 and 10,453 shares for the thirty-nine weeks ended September 25, 2022 and September 26, 2021, respectively, to be issued upon conversion of the 2025 Notes to satisfy the amount in excess of the principal since our convertible note hedge offsets the dilutive impact of the shares underlying the 2025 Notes. For the thirty-nine weeks ended September 26, 2021, adjusted diluted weighted average common shares outstanding was also calculated assuming our February 2021 election to settle the principal portion of the 2025 Notes in cash was in effect for the entire period.

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
U.S.
Outback Steakhouse	$119	$118	$377	$329
Carrabba’s Italian Grill	12	10	37	32
Bonefish Grill	3	3	9	8
U.S. total	134	131	423	369
International
Outback Steakhouse - South Korea	77	73	220	219
Other (1)	24	26	86	77
International total	101	99	306	296
Total franchise sales (2)	$235	$230	$729	$665
_____________________
(1)Includes franchise sales for off-premises only kitchens in South Korea.
(2)Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 25, 2022, we had $90.7 million in cash and cash equivalents, of which $34.5 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of September 25, 2022, we had aggregate accumulated foreign earnings of approximately $28.6 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional material U.S. federal income tax. These amounts are not considered indefinitely reinvested in our foreign subsidiaries.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY				TOTAL CREDIT FACILITIES
(dollars in thousands)	TERM LOAN A	REVOLVING FACILITY	2025 NOTES	2029 NOTES
Balance as of December 26, 2021	$195,000	$80,000	$230,000	$300,000	$805,000
2022 new debt	—	929,500	—	—	929,500
2022 payments	(195,000)	(589,500)	(125,000)	—	(909,500)
Balance as of September 25, 2022	$—	$420,000	$105,000	$300,000	$825,000

Interest rates, as of September 25, 2022 (1)		4.26%	5.00%	5.13%
Principal maturity date		April 2026	May 2025	April 2029
____________________
(1)Interest rate for revolving credit facility represents the weighted average interest rate as of September 25, 2022.

As of September 25, 2022, we had $560.0 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $20.0 million.

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

As of September 25, 2022 and December 26, 2021, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months.

2025 Notes Partial Repurchase - On May 25, 2022, we and the Noteholders entered into the Exchange Agreements in which the Noteholders agreed to exchange $125.0 million in aggregate principal amount of our outstanding 2025 Notes for $196.9 million in cash, plus accrued interest, and approximately 2.3 million shares of our common stock. In connection with the 2025 Notes Partial Repurchase, we entered into the Note Hedge Early Termination Agreements and the Warrant Early Termination Agreements. Upon settlement, we received $131.9 million for the Note Hedge Early Termination Agreements and paid $114.8 million for the Warrant Early Termination Agreements during the thirty-nine weeks ended September 25, 2022.

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

Dividends and Share Repurchases - In October 2022, our Board declared a quarterly cash dividend of $0.14 per share, payable on November 23, 2022. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

On February 8, 2022, our Board approved the 2022 Share Repurchase Program under which we are authorized to repurchase up to $125.0 million of our outstanding common stock. The 2022 Share Repurchase Program will expire on August 9, 2023. As of September 25, 2022, we had $44.0 million remaining available for repurchase under the 2022 Share Repurchase Program.

Following is a summary of dividends and share repurchases from fiscal year 2015 through September 25, 2022:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2015	$29,332	$169,999	$199,331
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2018	33,312	113,967	147,279
Fiscal year 2019	35,734	106,992	142,726
Fiscal year 2020	17,480	—	17,480
Fiscal year 2021	—	—	—
First fiscal quarter 2022	12,559	11,702	24,261
Second fiscal quarter 2022	12,418	35,749	48,167
Third fiscal quarter 2022	12,475	33,549	46,024
Total (1)	$215,677	$1,054,581	$1,270,258
________________
(1)Subsequent to September 25, 2022, we repurchased $13.8 million of our common stock under a Rule 10b5-1 plan through October 28, 2022.

Deferred Compensation Programs - The deferred compensation obligation due to managing and chef partners was $5.2 million and $15.5 million as of September 25, 2022 and December 26, 2021, respectively. We invest in various corporate-owned life insurance policies, which are held within an irrevocable grantor or rabbi trust account for settlement of our obligations under the deferred compensation plans. The obligation for managing and chef partners’ deferred compensation was fully funded as of September 25, 2022.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Summary of Cash Flows and Financial Condition

Cash Flows - The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Net cash provided by operating activities	$292,579	$304,246
Net cash used in investing activities	(121,455)	(69,085)
Net cash used in financing activities	(170,760)	(265,192)
Effect of exchange rate changes on cash and cash equivalents	1,400	207
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,764	$(29,824)

Operating activities - The decrease in net cash provided by operating activities during the thirty-nine weeks ended September 25, 2022 as compared to the thirty-nine weeks ended September 26, 2021 was primarily due to the timing of operational payments and receipts and increased employee compensation payments, partially offset by lapping cash paid in connection with the Carrabba’s Italian Grill royalty termination during 2021.

Investing activities - The increase in net cash used in investing activities during the thirty-nine weeks ended September 25, 2022 as compared to the thirty-nine weeks ended September 26, 2021 was primarily due to higher capital expenditures.

Financing activities - The decrease in net cash used in financing activities during the thirty-nine weeks ended September 25, 2022 as compared the thirty-nine weeks ended September 26, 2021 was primarily due to net draws on the revolving credit facility during 2022, generally used to settle debt obligations in excess of the principal balance due in connection with the 2025 Notes Partial Repurchase, partially offset by the repurchase of common stock and payment of cash dividends on our common stock.

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	SEPTEMBER 25, 2022	DECEMBER 26, 2021
Current assets	$275,710	$352,792
Current liabilities	911,322	984,625
Working capital (deficit)	$(635,612)	$(631,833)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $291.8 million and $398.8 million as of September 25, 2022 and December 26, 2021, respectively, and (ii) current operating lease liabilities of $181.4 million and $177.0 million as of September 25, 2022 and December 26, 2021, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirty-nine weeks ended September 25, 2022 and, that are applicable to us and likely to have material effect on our consolidated

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 25, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the thirteen weeks ended September 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.
PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors,” in our 2021 Form 10-K which could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2021 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the thirteen weeks ended September 25, 2022 that were not registered under the Securities Act.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended September 25, 2022:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
June 27, 2022 through July 24, 2022	712,969	$17.32	712,969	$65,201,059
July 25, 2022 through August 21, 2022	493,395	$20.68	493,395	$55,000,002
August 22, 2022 through September 25, 2022	540,337	$20.36	540,337	$44,000,185
Total	1,746,701		1,746,701
____________________
(1)On February 8, 2022, our Board of Directors authorized the repurchase of $125.0 million of our outstanding common stock as announced in our press release issued on February 18, 2022 (the “2022 Share Repurchase Program”). The 2022 Share Repurchase Program will expire on August 9, 2023.

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Employment Offer Letter Agreement, dated as of August 4, 2022, between Suzann Trevisan and Bloomin’ Brands, Inc.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date:	November 1, 2022	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Philip Pace
Philip Pace Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

[Remainder of page intentionally left blank]