Form 10-K
period 2022-12-25
Bloomin' Brands, Inc.
filed 2023-02-22
CIK 1546417

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 25, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer ☒ Accelerated Filer  ☐ Non-accelerated Filer ☐
Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Global Select Market) was $1.6 billion.

As of February 16, 2023, 87,098,993 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BLOOMIN’ BRANDS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For Fiscal Year 2022

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

(ii)Minimum wage increases, additional mandated employee benefits and fluctuations in the cost and availability of employees;

(iii)Our ability to recruit and retain high-quality leadership, restaurant-level management and team members;

(iv)Economic conditions and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

(v)Our ability to compete in the highly competitive restaurant industry with many well-established competitors and new market entrants;

(vi)Our ability to protect our information technology systems from interruption or security breach, including cyber security threats, and to protect consumer data and personal employee information;

(vii)Fluctuations in the price and availability of commodities, including supplier freight charges and restaurant distribution expenses, and other impacts of inflation and our dependence on a limited number of suppliers and distributors to meet our beef, chicken and other major product supply needs;

(viii)The severity, extent and duration of the COVID-19 pandemic, its impacts on our business and results of operations, financial condition and liquidity, including any adverse impact on our stock price and on the other factors listed in this Report, and the responses of domestic and foreign federal, state and local governments to the pandemic;

BLOOMIN’ BRANDS, INC.
(ix)Our ability to preserve and grow the reputation and value of our brands, particularly in light of changes in consumer engagement with social media platforms and limited control with respect to the operations of our franchisees;

(x)The effects of international economic, political and social conditions and legal systems on our foreign operations and on foreign currency exchange rates;

(xi)Our ability to comply with new environmental, social and governance (“ESG”) requirements or our failure to achieve any goals, targets or objectives with respect to ESG matters;

(xii)Our ability to effectively respond to changes in patterns of consumer traffic, consumer tastes and dietary habits, including by maintaining relationships with third party delivery apps and services;

(xiii)Our ability to comply with governmental laws and regulations, the costs of compliance with such laws and regulations and the effects of changes to applicable laws and regulations, including tax laws and unanticipated liabilities, and the impact of any litigation;

(xiv)Our ability to implement our remodeling, relocation and expansion plans, due to uncertainty in locating and acquiring attractive sites on acceptable terms, obtaining required permits and approvals, recruiting and training necessary personnel, obtaining adequate financing and estimating the performance of newly opened, remodeled or relocated restaurants, and our cost savings plans to enable reinvestment in our business, due to uncertainty with respect to macroeconomic conditions and the efficiency that may be added by the actions we take;

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

MARKETS

As of December 25, 2022, we owned and operated 1,186 full-service restaurants and off-premises only kitchens and franchised 321 full-service restaurants and off-premises only kitchens across 47 states, Guam and 13 countries.

Our Segments

We consider each of our restaurant concepts and international markets to be operating segments, which reflects how we manage our business, review operating performance and allocate resources. We aggregate our operating segments into two reportable segments, U.S. and international. The U.S. segment includes all restaurants operating in the U.S. while restaurants operating outside the U.S. are included in the international segment. Following is a summary of reportable segments as of December 25, 2022:

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

U.S. Segment

As of December 25, 2022, in our U.S. segment, we owned and operated 1,011 full-service restaurants and off-premises only kitchens and franchised 153 full-service restaurants across 47 states.

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

Bonefish Grill - Bonefish Grill specializes in fish from around the world, hand-cut in-house every day, savory wood-grilled specialties, and locally created, seasonal Partner Selection dishes featuring high-quality and fresh ingredients. Offering a selection of classic and signature hand-crafted cocktails, using fresh juices, edible garnishes

BLOOMIN’ BRANDS, INC.
and house infusions, Bonefish Grill also features a distinct list of wines, which are the perfect match for any food pairing.

Fleming’s Prime Steakhouse & Wine Bar - Fleming’s Prime Steakhouse & Wine Bar is a contemporary interpretation of the classic American steakhouse, boasting culinary mastery, signature style and unrivaled attentive service to create memorable dining experiences in a welcoming and lively atmosphere. Hospitality is at the heart of Fleming’s mission, but guests will see passion for prime steak, seafood, storied wines and handcrafted cocktails reflected across their range of menus.

International Segment

We have local management to support and grow restaurants in each of the countries where we have Company-owned operations. Our international operations are integrated with our corporate headquarters to leverage enterprise-wide capabilities, including marketing, finance, real estate, information technology, legal, human resources, supply chain management and productivity.

As of December 25, 2022, in our international segment, we owned and operated 175 full-service restaurants and franchised 168 full-service restaurants and off-premises only kitchens across 13 countries and Guam. See Item 2. Properties for disclosure of our international restaurant count by country and territory.

Outback Steakhouse - Our international Outback Steakhouse restaurants have a menu similar to our U.S. menu with additional variety to meet local taste preferences. In addition to the traditional Outback Special sirloin, a typical international menu may feature local beef cuts.

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

U.S. Development - We opportunistically pursue unit growth across our concepts through existing geography fill-in and market expansion opportunities. During 2021, we opened our first U.S. Outback Steakhouse utilizing a smaller-scaled “Joey” prototype. The Joey prototype was designed to increase return on investment through a reduced restaurant footprint with a more efficient layout. We opened five Joey Outback Steakhouse restaurants during 2022 and plan to open additional locations throughout 2023.

During 2022, we continued to test our fast-casual concept, Aussie Grill by Outback (“Aussie Grill”). Originally created for our international franchisees, Aussie Grill offers steak, burgers, chicken and salad with fast-casual convenience.

International Development - We continue to pursue international expansion opportunities, leveraging established equity and franchise markets in South America and Asia, and in strategically selected emerging and high-growth developed markets, with a focus on Brazil. All Outback Steakhouse restaurants opened in Brazil since the beginning of 2021 were built utilizing the Joey prototype design.

During 2022, we introduced Aussie Grill in Brazil, opening the first two restaurants in that market. We plan to open additional Aussie Grill restaurants in Brazil during 2023.

BLOOMIN’ BRANDS, INC.
System-wide Restaurant Summary - Following is a system-wide rollforward of our full-service restaurants in operation during 2022:

	DECEMBER 26, 2021	2022 ACTIVITY		DECEMBER 25, 2022	U.S. STATE
Number of restaurants:		OPENINGS	CLOSURES		COUNT
U.S.
Outback Steakhouse
Company-owned	564	6	(4)	566
Franchised	130	1	(4)	127
Total	694	7	(8)	693	46
Carrabba’s Italian Grill
Company-owned	199	1	(1)	199
Franchised	20	—	(1)	19
Total	219	1	(2)	218	29
Bonefish Grill
Company-owned	178	—	(5)	173
Franchised	7	—	—	7
Total	185	—	(5)	180	30
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	1	—	65	25
Aussie Grill
Company-owned	5	4	(2)	7	1
U.S. total	1,167	13	(17)	1,163
International
Company-owned
Outback Steakhouse - Brazil (1)	122	17	—	139
Other (1)(2)	33	3	—	36
Franchised
Outback Steakhouse - South Korea	78	12	(4)	86
Other (2)	54	3	(10)	47
International total	287	35	(14)	308
System-wide total	1,454	48	(31)	1,471
System-wide total - Company-owned	1,165	32	(12)	1,185
System-wide total - Franchised	289	16	(19)	286
____________________
(1)The restaurant counts for Brazil, including Abbraccio and Aussie Grill restaurants within International Company-owned Other, are reported as of November 30, 2021 and 2022, respectively, to correspond with the balance sheet dates of this subsidiary.
(2)International Company-owned Other included two and four Aussie Grill locations as of December 26, 2021 and December 25, 2022, respectively. International Franchised Other included three and four Aussie Grill locations as of December 26, 2021 and December 25, 2022, respectively.

Following is a system-wide rollforward of our off-premises only kitchens in operation during 2022:

	DECEMBER 26, 2021	2022 ACTIVITY		DECEMBER 25, 2022
Number of kitchens (1):		OPENINGS	CLOSURES
U.S.
Company-owned	3	—	(2)	1
International
Company-owned	1	—	(1)	—
Franchised - South Korea	40	13	(18)	35
System-wide total	44	13	(21)	36
____________________
(1)Excludes virtual concepts that operate out of existing restaurants and sports venue locations.

BLOOMIN’ BRANDS, INC.
COVID-19 Pandemic Impact on Our Business

As a result of the COVID-19 pandemic (“COVID-19”), traffic was significantly reduced in our restaurants which negatively impacted our operating results in 2020. During 2021, the recovery of U.S. in-restaurant dining continued while we retained a significant portion of the incremental off-premises volume we achieved during 2020. Internationally, COVID-19-related capacity constraints continued in 2021 during periods of increased case counts and new variants until the middle of 2022 when in-restaurant dining was operating without COVID-19-related capacity constraints.

Competition

The restaurant industry is highly competitive with a substantial number of restaurant operators that compete directly and indirectly with us in respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. There is also active competition for management personnel, attractive suitable real estate sites, supplies and restaurant employees. In addition, competition is influenced strongly by marketing and brand reputation. At an aggregate level, all major casual dining restaurants in markets in which we operate would be considered competitors of our concepts. We also face growing competition from the supermarket industry which offers expanded selections of prepared meals. In addition, improving product offerings and convenience options from quick service and fast-casual restaurants, “ghost” or “dark” kitchens where meals are prepared at a separate takeaway premises rather than a restaurant, and the expansion of home delivery services, together with negative economic conditions, could cause consumers to choose less expensive alternatives than our restaurants. Internationally, we face competition due to the number of casual dining restaurant options in the markets in which we operate.

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

BLOOMIN’ BRANDS, INC.
Following is a summary of sales by occasion, sales mix by product type and average check per person for Company-owned restaurants during 2022:

	U.S.					INTERNATIONAL
Occasion:	Outback Steakhouse	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse & Wine Bar		Outback Steakhouse Brazil
In-restaurant sales	72%	67%	84%	94%		85%
Off-premises sales	28%	33%	16%	6%		15%
	100%	100%	100%	100%		100%

Sales mix by product type:
Food & non-alcoholic beverage	92%	89%	81%	79%		91%
Alcoholic beverage	8%	11%	19%	21%		9%
	100%	100%	100%	100%		100%

Average check per person ($USD)	$27	$24	$33	$98		$11
Average check per person (R$)					R$	57

Delivery - In March 2020, we pivoted to an off-premises only model in response to the COVID-19 pandemic. While our dining rooms were closed in the U.S., we tripled our off-premises sales per restaurant and, since reopening our restaurant dining rooms in May 2020, have maintained strong retention of off-premises sales.

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

On December 27, 2020, we entered into an agreement (the “Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), a franchisee of 79 Outback Steakhouse restaurants in the western United States as of December 25, 2022. Under the terms of the agreement, advertising fees were reduced to 2.25% of gross sales until December 31, 2023 or upon the earlier occurrence of certain specified events, including the sale of all or substantially all of the assets or equity of Out West, bankruptcy or a liquidation event.

Out West also entered into a forbearance agreement with its lenders that, in conjunction with the Resolution Agreement, among other things, provides for a pre-determined calculation of available monthly cash (“Available Cash”) that Out West may use to settle its obligations due to us and its lenders. Under the Resolution Agreement, if

BLOOMIN’ BRANDS, INC.
Out West is unable to satisfy monthly royalty or advertising fees with Available Cash, such amounts will be automatically deferred and payable under the terms of the Resolution Agreement.

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

We have a distribution program that includes food, non-alcoholic beverage, smallwares and packaging goods in all major markets. Where applicable, this program is managed by two custom distribution companies that only provide products approved for our system. These customized relationships enable our staff to effectively manage and prioritize our supply chain.

Beef represents the majority of purchased proteins. In 2022, we purchased our beef raw materials primarily from four beef suppliers in the U.S. and Brazil. Due to the nature of our industry, we expect to continue purchasing a substantial amount of beef from a small number of suppliers. Other major commodity categories purchased include seafood, poultry, produce, dairy, bread, oils and pasta and energy sources to operate our restaurants, such as natural gas and electricity. The cost of such commodities may fluctuate widely due to government policy and regulation, changing weather patterns and conditions, climate change and other supply and/or demand impacting events such as the COVID-19 pandemic, macroeconomic conditions, geopolitical events or other unforeseen circumstances.

Serving safe and high-quality food has always been our priority. We utilize both an internal food safety team responsible for supplier evaluations and external third parties who inspect supplier adherence and restaurant practices to monitor quality, food safety and product specifications. All of our restaurants implement best practices for food handling, monitoring and innovating to improve procedures. Our restaurant teams have many touch points to seek to ensure food safety, quality and freshness through all phases of preparation.

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

To drive customer engagement, we continue to invest in data and technology infrastructure, including brand websites, digital marketing, online ordering and mobile apps. To increase customer convenience, we are leveraging our online ordering infrastructure to facilitate expanded off-premises dining systems. Additionally, we developed systems to support our customer loyalty program with a focus on increasing traffic to our restaurants. In recent years, we have made investments in a supply chain management system to improve inventory forecasting and replenishment in our restaurants, which helps us manage food quality and cost and reduce food waste. We also

BLOOMIN’ BRANDS, INC.
continue to invest in a range of tools and infrastructure to support risk management and cyber security. We maintain a robust incident response plan, conduct periodic tabletop scenarios and present cyber security program updates to our Audit Committee on a quarterly basis.

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

Advertising and Marketing - We advertise through a diverse set of media channels including, but not limited to, national/spot television, radio, social media, search engines and other digital tactics. Our concepts have active public relations programs and also rely on national promotions, site visibility, local marketing, digital marketing, direct mail, billboards and point-of-sale materials to promote our restaurants. We focus on data segmentation and personalization, customer relationship management and digital advertising to be more efficient and relevant with our advertising expenditures. Internationally, we have teams in our developed markets that engage local agencies to tailor advertising to each market and develop relevant and timely promotions based on local consumer demand.

Our multi-branded U.S. loyalty program, Dine Rewards, is designed to drive incremental traffic and provide data for customer segmentation and personalization opportunities.

Restaurant Management - The Restaurant Managing Partner has primary responsibility for the day-to-day operation of the restaurant and is required to follow Company-established operating standards. Area Operating Partners for our casual dining concepts oversee restaurant operations and Restaurant Managing Partners within a specific region. For our Outback Steakhouse brand, Market Vice Presidents oversee multiple Area Operating Partner regions.

In addition to base salary, Market Vice Presidents, Area Operating Partners, Restaurant Managing Partners and Chef Partners (“Restaurant Partners”) generally receive performance-based bonuses for providing management and supervisory services to their restaurants, certain of which may be based on a percentage of their restaurants’ monthly operating results or cash flows and/or total controllable income.

Many of our international Restaurant Managing Partners are given the option to purchase participation interests in the cash distributions of the restaurants they manage. The amount, terms and availability vary by country.

Trademarks - We regard our Outback®, Outback Steakhouse®, Carrabba’s Italian Grill®, Bonefish Grill® and Fleming’s Prime Steakhouse & Wine Bar® service marks and our Bloomin’ Onion® trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained trademarks and service marks for these and several of our other menu items and various advertising slogans both in the U.S. and in other countries where we operate. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to, whenever possible, pursue registration of our marks in countries where we operate and to vigorously oppose any infringement of our marks. We also have registered domain names for each of our concepts.

We license the use of our registered trademarks to franchisees and third parties through franchise and license arrangements. The franchise and license arrangements restrict franchisees’ and licensees’ activities with respect to the use of our trademarks and impose quality control standards in connection with goods and services offered in connection with the trademarks.

BLOOMIN’ BRANDS, INC.
SEASONALITY

Our business is subject to seasonal fluctuations. Historically, customer traffic patterns for our established U.S. restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. International customer traffic patterns vary by market with Brazil historically experiencing minimal seasonal traffic fluctuations. Holidays may affect sales volumes seasonally in some of our markets. However, the COVID-19 pandemic had an impact on consumer behaviors and customer traffic that resulted in temporary changes in the seasonal fluctuations of our business. Additionally, severe storms, extended periods of inclement weather or climate extremes resulting from climate change may also affect the seasonal operating results of the areas impacted.

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

U.S. - During 2020, several governmental bodies in the U.S. addressed the spread of COVID-19 by imposing limitations on business operations or recommending that residents and/or employers adopt “social distancing,” vaccination and/or testing measures. Throughout the COVID-19 pandemic, formal and informal restraints, as well as consumer behavior, materially affected the way we operated our business and served our guests.

Alcoholic beverage sales represent 11% of our U.S. restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and, where applicable, a permit to provide service for extended hours and on Sundays. In connection with the COVID-19 pandemic, many state governors entered executive orders allowing restaurants to sell alcohol for carry-out or delivery. In most jurisdictions, alcohol licenses for restaurants did not previously allow for off-premises sales. Some of these executive orders remain in effect, with several states passing permanent legislation. We are currently offering alcohol to-go from certain locations from each of our restaurant concepts.

Our restaurant operations are also subject to federal and state laws for such matters as:

•immigration, employment, minimum wage, overtime, tip credits, paid leave, safety standards, worker conditions and health care;
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

See Item 1A. - Risk Factors for a discussion of risks relating to federal, state, local and international regulation of our business.

HUMAN CAPITAL RESOURCES

Employees - As of December 25, 2022, we employed approximately 87,000 Team Members (our employees), of which approximately 750 are corporate personnel, including more than 200 in international markets.

BLOOMIN’ BRANDS, INC.
We are committed to nurturing an inclusive, service-focused culture, founded on respecting and valuing every person, regardless of gender, race, ethnic origin, religion, sexual orientation, ability or age. We track a variety of workforce statistics to help us understand the gender, racial and ethnic diversity of our U.S. Team Members, including the following as of the period indicated:

	DECEMBER 25, 2022
KEY STATISTICS	WOMEN	PEOPLE OF COLOR (1)
Restaurant Support Center	63%	21%
Operations Leadership	38%	32%
Hourly Team Members	52%	49%
_________________
(1)Denotes U.S. Team Members that identify as Black/African American, Hispanic/Latinx, Asian, Native American, Pacific Islander or two or more races.

Various jurisdictional mandated industry-wide labor agreements, which are renewed annually, apply to certain of our employees in Brazil.

Celebrating Our People – Team Members, guests, suppliers and neighbors have always been at the heart of our Company’s culture, driven each day by our founding Principles & Beliefs, which include treating each individual as we would want to be treated. We believe that creating exceptional guest experiences begins with providing a positive, supportive work environment that welcomes individual differences and allows employees to grow and have fun. We focus on developing genuine, emotional guest connections through friendly service and high-quality food. We embrace the communities we serve, from feeding first responders to supporting worthy causes, especially in the Tampa Bay area of Florida, home to our Restaurant Support Center (“RSC”).

We use surveys to seek feedback from our Team Members on a variety of topics that include, but are not limited to, confidence in leadership, our company culture and overall satisfaction with the Company. In 2022, we invested in a comprehensive total rewards survey, the insights from which we are using to define our Value of Employment strategy. Annual strategic talent reviews and succession planning for executive-level roles, senior management and key restaurant leadership positions help ensure consistency in management talent quality. During 2022, approximately 90% of promotions to our Manager in Training program and to Restaurant Managing Partner were internal, which consisted of 33% women and 30% people of color.

We are committed to high standards of ethical, moral and legal business conduct and strive to be an open and honest workplace, providing a positive work environment and fostering a culture of integrity and ethical decision-making. To support this commitment, we have a Code of Conduct that provides clear direction for behavioral expectations. Every employee, officer and director completes training annually. We also provide annual training to our Restaurant Partners and our RSC Team Members on our Code of Conduct, Preventing Discrimination and Harassment and Anti-Bribery and Anti-Corruption. In addition, we maintain an Ethics and Compliance Hotline (the “Hotline”), which includes an 800 number and an online form where our Team Members can report any workplace concerns, with the option to report anonymously. The Hotline is accessible via several languages, 24 hours a day, seven days a week. We also developed an informational poster for all our restaurants, in English and Spanish, which provides the phone number, the web address for the reporting form, and a QR code to make it easy for our Team Members to report concerns.

Finally, we have migrated to a hybrid work environment in the RSC. We are investing in a cultural refresh in response to employees returning to the office after two years of working from home and to invigorate connection and inclusivity between the corporate and field teams.

Diversity, Equity & Inclusion - We aim to cultivate a welcoming, safe and inclusive environment that celebrates diverse backgrounds and provides equitable access to opportunities. We deliver on this by ensuring Team Members are trained, understand their role in inclusivity and are held accountable in making our restaurants a place where everyone is valued for who they are and what they bring to the table.

BLOOMIN’ BRANDS, INC.
We are constantly working to improve how we support a more inclusive workplace for our Team Members and remain steadfast and relentless toward our goals in diversity and equity. We continually assess our overall racial and gender diversity at Bloomin’ Brands as we strive to reflect the diversity of the communities we serve. We have seen improvements in diverse representation among our restaurant management teams and RSC while recognizing there is more work to be done. We deepened our work in cultivating a diverse talent pipeline through our Summer Internship Program by bringing on interns which consisted of 73% women and 33% people of color engaged in meaningful work across all departments of our RSC.

In 2022, our Executive Leadership Team (“ELT”) engaged in quarterly diversity, equity and inclusion (“DE&I”) sessions curated and facilitated by a diversity consulting firm. In these sessions, ELT members learned key principles of DE&I and engaged in deep, enriching dialogue around potential gaps in our organization and industry and their individual and collective responsibility for sustaining change. ELT members also worked toward the expected actions captured in their individual bonus modifier, including:

•active leadership in our Employee Resource Groups;
•Pluma coaching program - monthly engagement in mentoring efforts with high potential talent;
•active participation in company DE&I activities, such as Courageous Conversations (a virtual platform where Team Members hear personal stories, learn from others’ experiences, and discuss important issues in DE&I); and
•demonstrating progress in furthering representation of women and people of color in their respective brands/functions.

While engaged in deep work with our executive team, we also continued listening, sharing and storytelling to inspire awareness, understanding and change across the organization. Each concept held monthly Courageous Conversations and we hosted virtual calls open to the entire company bimonthly to learn about and discuss DE&I issues aligned to the mission and objectives of our five Employee Resource Groups:

•Women’s Interests Network (WIN): Committed to accelerating the advancement of women at Bloomin’ Brands through mentorship, education, experience and information sharing;
•Black Interests Group (BIG): Focused on elevating and amplifying Black talent through strong networks and mentorship;
•BELONG: Fostering an environment for Our People to thrive while celebrating understanding, acceptance and involvement of the LGBTQ+ community and their allies;
•¡Adelante!: Aimed at accelerating and celebrating the Hispanic and Latin Community at Bloomin’ Brands; and
•Bloomin’ Balance: Inspiring our community to lead happy, healthy and fulfilled lives through total and balanced wellness.

From our participation at the Women’s Foodservice Forum annual conference to memorable heritage month programs and active community involvement (for example, Juneteenth service activities, Pride sponsorships and engagement, walks and runs for special health-focused causes), our Employee Resource Groups have been instrumental in providing community, support and both personal and professional development for our Team Members.

As we aim to attract and cultivate relationships with the next generation of talent in our workforce, we have been intentional about being visible and building brand awareness at a number of Florida colleges and universities, including Florida A&M University (a historically Black university), Florida International University (minority/Hispanic serving institution), the University of Central Florida and the University of South Florida. We provide future industry leaders with financial support through endowed scholarships at each of these schools to help offset students’ costs of higher education as they pursue degrees and certifications that align with the work we do in hospitality.

BLOOMIN’ BRANDS, INC.
We support words with actions by being good stewards of our communities and engaging with organizations dedicated to cultivating more diverse and inclusive communities, including:

•National Urban League
•Woman’s Foodservice Forum
•Multicultural Foodservice & Hospitality Alliance
•National Diversity Council
•Autism Speaks
•Habitat for Humanity
•Big Brothers, Big Sisters
•Boys & Girls Clubs
•Feeding America (Tampa Bay)
•Meals on Wheels
•Harvest Food Donation

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
•An employee assistance program provided at no cost to all Team Members and their family members which includes virtual therapy sessions, free counseling and tools and resources in order to improve mental health and the well-being of our Team Members.
•All salaried Team Members are eligible to participate in company sponsored retirement plans with access to financial wellness resources. Eligible Team Members participating in the 401(k) receive matching contributions.
•Employee discounts when dining at any one of our brands.
•All levels of the organization, including hourly Team Members that meet certain service criteria, can qualify for paid time off for the purpose of rest, relaxation and planned time away from the workplace.

Company Response to COVID-19 - During 2021, as the COVID-19 pandemic impacted the lives of our Team Members, we offered educational resources to inform their vaccination decision. We also provided paid time off for hourly Team Members who elected to be vaccinated. In 2020, we did not furlough any Team Members and provided $44.9 million of relief pay, excluding the benefit of employee retention tax credits earned, for our Team Members who were impacted by closed dining rooms. We also paid the employee portion of benefits premiums for Team Members who received relief pay. In addition, Team Members who were quarantined or who had a personal illness related to COVID-19 received pay.

Employee Support and Community Engagement - Our commitment to our Team Members does not stop with competitive salaries, development and benefits. In 1999, we created a trust (the “Trust”) to support our Team Members in times of personal hardship. All contributions to the Trust are voluntary, employee-funded and are not solicited from suppliers, customers or friends. Due to the incredible generosity and caring nature of our Team Members, the Trust is able to make meaningful monetary support to our Team Members who experience very difficult, often unexpected and catastrophic issues, in their lives. Since 2017, the Trust has paid approximately $1.9

BLOOMIN’ BRANDS, INC.
million to the benefit of over 1,400 Team Members who applied for support, including support to Team Members impacted by Hurricane Ian during 2022.

We are inspired by the generosity of our Team Members and encourage them to give back to their communities. To facilitate this community engagement, field Team Members volunteer within their communities and RSC Team Members participate in an annual Community Service Day. In 2022, its 14th year, Team Members volunteered nearly 800 hours of service at 15 non-profit organizations in the Tampa Bay area.

In addition, during 2022 we implemented a matching gift and volunteer grant program for eligible 501(c)(3) non-profit organizations and provided a limited dollar-for-dollar match or grant for full-time RSC Team Members who made a personal charitable donation or volunteered for a minimum of ten hours during non-working hours.

Information About Our Executive Officers - Below is a list of the names, ages, positions and a brief description of the business experience of each of our executive officers as of February 16, 2023:

NAME	AGE	POSITION
David J. Deno	65	Chief Executive Officer
Christopher Meyer	51	Executive Vice President, Chief Financial Officer
Kelly Lefferts	56	Executive Vice President, Chief Legal Officer and Secretary
Gregg Scarlett	61	Executive Vice President, Chief Operating Officer, Casual Dining Restaurants
Patrick Murtha	64	Executive Vice President, Fleming’s and International
Philip Pace	48	Senior Vice President, Chief Accounting Officer
Suzann Trevisan	51	Senior Vice President, Chief Human Resources Officer

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

Patrick Murtha has served as Executive Vice President, Fleming’s and International since September 2022. Mr. Murtha previously served as Executive Vice President, Fleming’s, International & Human Resources from April 2021 to September 2022 and Executive Vice President, Chief Human Resources Officer from February 2021 to April 2021. He also served as Interim Chief Human Resources Officer from September 2020 to February 2021 and Executive Vice President and President, International from November 2013 to January 2018. Prior to joining the Company, Mr. Murtha was the Principal Consultant of Murtha Consulting from January 2018 to December 2020.

BLOOMIN’ BRANDS, INC.
Mr. Murtha also previously served as Chairman of the Board and Managing Director of KFC, Japan, Ltd., Chief Operating Officer of Pizza Hut and Chief People Officer of Yum! Restaurants International.

Philip Pace has served as Senior Vice President, Chief Accounting Officer since July 2022. Mr. Pace previously served as the Company’s Group Vice President and Controller from October 2015 to July 2022 and Vice President, Corporate Controller from July 2013 to October 2015.

Suzann Trevisan has served as Senior Vice President, Chief Human Resources Officer since September 2022. Prior to joining Bloomin’ Brands, Ms. Trevisan held a number of leadership positions with Owens Corning, including Vice President of Human Resources for the composites business from March 2018 to August 2022 and Vice President of Human Resources, Centers of Excellence from June 2015 to March 2018.

SUSTAINABILITY

We are making a conscious and collective effort to minimize our Company’s environmental impact and are encouraging our Team Members to do the same. Addressing climate change and other ESG issues is a complex and constantly evolving process, and we rely significantly on the efforts, learning, tools and recommendations of scientists, partners and our communities to guide our ongoing emissions reduction efforts. During 2022, we continued our assessment of our greenhouse gas (“GHG”) footprint in our U.S. Company-owned restaurants for operational emissions (Scopes 1 and 2) based on 2019 usage, establishing a baseline inventory to guide our emissions reduction efforts moving forward. See additional details regarding our GHG footprint assessment by visiting our website at www.bloominbrands.com and clicking first on “Our Commitment” and then on “Our Environment”.

We recognize that actions to reduce emissions cannot be limited to our own operations. We must also take steps to address GHG emissions where they are most challenging, including within our supply chain. Through engagement with our suppliers and our extended supply chain (e.g., food processors and distributors, transportation, and logistics partners, etc.), we will continue work to reduce and mitigate the climate impact of our raw materials.

Additional Information - We make available, free of charge, through our internet website www.bloominbrands.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). Our reports and other materials filed with the SEC are also available at www.sec.gov. The reference to website addresses in this Report does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this Report.

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

Regardless of the source or cause, any report of food-borne illnesses and other food safety issues, whether at one of our restaurants or in the industry or supply chain, generally could have a negative impact on our traffic and sales and adversely affect the reputation of our brands. Food safety issues could be caused by suppliers or distributors and, as a result, be out of our control and this risk may be exacerbated by current supply chain issues, which could delay deliveries and necessitate alternative sourcing on short notice. Health concerns or outbreaks of disease in a food product could also reduce demand for particular menu offerings. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of other companies could result in negative publicity about the food service industry generally and adversely impact our sales. There is also the risk of allergen cross contamination in our restaurants despite precautionary measures to minimize the risk. Social media has dramatically increased the rate at which negative publicity, including as it relates to food-borne illnesses, can be disseminated before there is any meaningful opportunity to respond or address an issue. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

We are subject to various federal and state employment and labor laws and regulations.

Various employment and labor laws and regulations govern our relationships with our employees throughout the world and affect operating costs. These laws and regulations relate to matters including employment discrimination, minimum wage requirements, scheduling, overtime, tip credits, unemployment tax rates, workers’ compensation rates, working conditions, immigration status, tax reporting and other wage and benefit requirements. Any significant additional government regulations and new laws governing our relationships with employees, including minimum wage increases, regulations relating to union organizing rights and activities, mandated benefits or other requirements that impose additional obligations on us, including any temporary or permanent measures implemented in response to COVID-19, could increase our costs and adversely affect our business and results of operations.

As a significant number of our food service and preparation personnel are paid at rates related to the applicable minimum wage, federal, state and local proposals related to minimum wage requirements or similar matters could, to the extent implemented, materially increase our labor and other costs. As minimum wage increases continue to be implemented in states in which we operate, we expect our labor costs will continue to increase. In addition, there have been in the past, and may be in the future, legislative efforts to significantly increase the federal minimum wage, which, if implemented, would materially increase our labor and other costs. Our distributors and suppliers could also be affected by higher minimum wage, benefit standards and compliance costs, which could result in higher costs for goods and services supplied to us. In addition, several U.S. jurisdictions have implemented fair workweek or “secure scheduling” legislation, which impose complex requirements related to scheduling for certain restaurant and retail employees, and additional jurisdictions are considering similar legislation. Several jurisdictions also have implemented sick pay/paid time off legislation, which requires employers to provide paid time off to employees, and “just cause” termination legislation, which restricts companies’ ability to terminate employees unless they can prove “just cause” or a “bona fide economic reason” for the termination. We also rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Inaccurate employee FICA tax reporting could subject us to monetary liabilities, which could harm our business, results of operations and financial condition.

BLOOMIN’ BRANDS, INC.
Failure to recruit, train and retain high-quality leadership, restaurant-level management and hourly team members may inhibit our ability to operate and grow successfully.

Our success will continue to depend, to a significant extent, on our leadership team and other key management personnel. The “great resignation” trend that began in 2021 in the United States has further strained and could continue to strain our ability to keep our restaurants fully staffed. If we are unable to attract and retain sufficiently experienced and capable management personnel, our business and financial results may suffer.

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

Challenging economic, political and social conditions may negatively impact consumer spending and thus cause a challenging sales environment in the casual dining sector and a decline in our financial results. For example, international, domestic and regional economic conditions, continued economic downturn or recession, or slowing or stalled recovery therefrom, unemployment levels, consumer income levels, financial market volatility, credit conditions and availability, consumer debt levels, inflation, increased energy prices, weakness in the housing market, stock market performance, rising interests rates, tariffs and trade barriers, pandemics or public health concerns, population growth, changes in government and central bank monetary policies, social unrest and governmental, political and budget matters may have a negative effect on consumer confidence and discretionary spending, which the restaurant industry depends upon. In addition, the effects on the global economy from the ongoing conflict in the Ukraine, particularly if it escalates or broadens, are uncertain. Terrorist attacks, heightened security requirements, attack of critical infrastructure, protests, demonstrations, riots, civil disturbance, disobedience, insurrection, customer intimidation, mass shootings or social and other political unrest, such as those seen in recent years, have and may continue to result in restrictions, curfews or other actions and give rise to significant changes in regional and global economic conditions. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

In addition, it is difficult to predict what impact, if any, changes in federal policy, including tax, economic and monetary policies, will have on our industry, the economy as a whole, consumer confidence and discretionary spending. As a result, the nature, timing and impact on our business of potential changes to the current legal and regulatory frameworks are uncertain. It is also difficult to predict what the long-term economic impacts of the ongoing COVID-19 pandemic may be.

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

BLOOMIN’ BRANDS, INC.
The restaurant industry is highly competitive and consumer options for other prepared food offerings continue to expand. Our inability to compete effectively could adversely affect our business, financial condition and results of operations.

A substantial number of restaurant operators compete directly and indirectly with us with respect to price, service, location and food quality, some of which are well-established with significant resources. There is also active competition for management, team members and other personnel, and attractive suitable real estate sites. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently, creatively and effectively to those conditions. In addition, our competitors may generate or better implement business strategies that improve the value and relevance of their brands and reputation, relative to ours. For example, our competitors may more successfully implement menu or technology initiatives, such as remote ordering, social media or mobile technology platforms that expedite or enhance the customer experience. In addition, our competitors may more successfully implement delivery and off-site initiatives or implement other measures to better address COVID-related business risks. Further, we face growing competition from quick service and fast-casual restaurants, the supermarket industry and meal kit and food delivery providers, with the improvement of prepared food offerings, “ghost” or “dark” kitchens where meals are prepared at a separate takeaway premises rather than a restaurant, and the trend towards convergence in grocery, deli, delivery, retail and restaurant services. Further, if this competitive environment and the breadth of alternatives results in a decline in casual dining customer traffic, it could make our financial operations dependent on our ability to increase our market share within the hyper-competitive casual dining segment. We believe all of the above factors have increased competitive pressures in the casual dining sector in recent periods and we believe they will continue to present a challenging competitive environment in future periods. If we are unable to continue to compete effectively, our traffic, sales and margins could decline and our business, financial condition and results of operations would be adversely affected.

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

Our operations and corporate functions rely heavily on information systems, including point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash, data warehousing to support analytics, finance and accounting systems, payroll and human resource systems, mobile technologies to enhance the customer experience and other various processes and procedures, some of which are handled by third parties. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, system maintenance problems, upgrading or transitioning to new platforms, or any cyber incident relating to these systems could expose our systems or information to cyber threats, result in delays in consumer service, reduced efficiency in our operations or result in negative publicity. Despite our security measures, our technology systems may be vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, employee error or malfeasance, denial of service, hacking, “phishing” attacks, social engineering, malware, ransomware, viruses, worms and other attacks or disruptive

BLOOMIN’ BRANDS, INC.
problems, which have increased in sophistication, frequency and duration in recent years. We have been, and will continue to be, the target of attempted cyber and other security threats, including those common to most industries and those targeting us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. Like other restaurants and retailers, we are also susceptible to claims for purportedly fraudulent transactions arising out of actual or alleged theft of credit or debit card information. A security breach or even a perceived security breach or failure to appropriately respond to a cyber incident could result in litigation or governmental investigation, as well as damage to our reputation and brands.

A claim or investigation resulting from a cyber or other security threat to our systems and data may have a material adverse effect on our business and distract the management from running the business. Responses to cyber security also has the potential of incurring significant remediation costs, to the extent such costs are not covered by our applicable insurance policies. As cyber security risk and applicable laws and regulations evolve, we may incur significant additional costs in technology, third-party services and personnel to maintain systems designed to anticipate and prevent cyber-attacks.

We are subject to a variety of continuously evolving laws and regulations regarding privacy, data protection and data security at federal, state and international levels. The California Consumer Privacy Act, for example, became effective January 1, 2020 and provides a new private right of action to California residents related to data breaches and imposes new disclosure and other requirements on companies with respect to their data collection, use and sharing practices as they relate to California residents. Other states and countries in which we operate have enacted, or are proposing to enact, similar laws or the laws expanding existing privacy rights. New areas of litigation related to privacy rights continue to emerge. Compliance with newly developed laws and regulations, which are subject to change and uncertain interpretations, may cause us to incur substantial costs.

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

The performance of our restaurants depends on our ability to anticipate and react to changes in the price and availability of food commodities. Our business also incurs significant costs for energy, utilities, insurance, health care, labor, marketing and real estate over which we have little control. We have experienced and continue to experience the impact of inflation and fluctuations in costs on our operating expenses and anticipate the inflationary conditions will continue in the near future. We are anticipating mid single digits inflation for both commodities and labor during 2023, but there can be no assurance it will not be greater than that or that we will be able to pass through increased costs in our prices. Increased prices or shortages could affect the cost and quality of the items we buy or require us to raise prices, limit our menu options or implement alternative processes or products. In response, customers may be less willing to patronize our restaurants in favor of our competitors or lower-priced alternatives. Prices may also be affected by supply, market changes, increased competition, changes in laws, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, labor shortages or other reasons. As a result, these events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins.

We depend on frequent deliveries of fresh food products that meet our specifications, and we have a limited number of suppliers and distributors for our major products, such as beef. These factors subject us to the risk that shortages or interruptions in products could adversely affect the availability, quality or cost of products or require us to incur more costs to obtain adequate products if we are unable to manage supply chain risk. During 2022, we purchased: (i) more than 95% of our U.S. beef raw materials from four beef suppliers that represent more than 80% of the total beef marketplace in the U.S. and (ii) more than 95% of our Brazil beef raw materials from four beef suppliers that represent more than 50% of the total beef marketplace in Brazil. Our dependence on a small number of suppliers subjects us to the risks of ingredient shortage, supply interruption, animal disease outbreak, and price volatility. An external disruption or an internal dispute that forces us to sever ties with our suppliers may not enable us to find a suitable replacement in a timely or cost-efficient manner. Beef is a significant cost to us, and we may also incur higher costs to secure adequate suppliers or make substantial changes to our menu offerings, at the risk of materially

BLOOMIN’ BRANDS, INC.
adverse harm to our business. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. Global economic factors continue to place significant pressure on suppliers, making the supply environment more expensive and causing supply chain issues. Supply shortages or disruptions caused by inclement weather, climate change, natural disasters, pandemics (including COVID-19), armed conflict, sanctions, financial or solvency issues of our suppliers or distributors, fuel increases or other conditions beyond our control could adversely affect our operations and operating results. In recent years, climate-related issues such drought and flooding in our key supplier region have led to volatility in the prices of our ingredients, such as produce and meats. In addition, if any of our suppliers or distributors were unable to fulfill their responsibilities or we were unable to maintain current purchasing terms or ensure service availability and we were unable to locate substitutes in a timely manner, especially given the prolonged effects of COVID-19, we may encounter supply shortages, lose consumers and experience an increase in costs in seeking alternative supplier or distribution services. The failure to develop and maintain supplier and distributor relationships and any resulting disruptions to the provision of food and other supplies to our restaurant locations could adversely affect our operating results.

The COVID-19 pandemic has disrupted and may continue to disrupt our business, and could continue to materially and adversely affect our business, revenues, financial condition and results of operations for an extended period of time.

The COVID-19 pandemic and related preventative and protective measures have negatively impacted, and may continue to negatively impact, our business globally. Preventative and protective measures in the United States and in foreign countries in which we operate, which have varied significantly across the jurisdictions where our restaurants are located, impacted our ability to operate our business and created a rapidly changing and complicated system for ensuring compliance and predicting our revenues and cost structure. The enhanced health and safety procedures of our operations in response to the COVID-19 pandemic have had and may continue to have adverse effects on our operating costs.

During the various stages of the COVID-19 pandemic, we had to close our dining rooms, were limited to off-premises sales or were subject to capacity limitations. Depending on the future course of the COVID-19 pandemic and variants of the virus, we could face additional closures or limitations on our services or capacity for our restaurant dining rooms. If we revert to solely or primarily off-premises sales, there can be no assurance that our off-premises sales will grow or remain at levels experienced while our dining rooms were previously closed and we could face liquidity challenges and would need to seek additional sources of liquidity. There can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

If our employees or customers become ill, a significant percentage of our or our suppliers’ or distributors’ workforce is unable to work, or if there are similar disruptions in the supply chain generally for certain products, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face disruptions to restaurant operations, cost increases and shortages of food or other supplies, or reputational harm or negative publicity directed at our brands that causes customers to avoid our restaurants, potentially materially adversely affecting our operations and sales.

In addition, the operations of our franchisees are subject to the same risks discussed above with respect to our business, and the COVID-19 pandemic has and may continue to cause financial distress to our franchisees. We have deferred or permanently waived certain of our franchisees’ payment obligations as a result, which deferments or waived payments may not be sufficient if resurgences of COVID-19 or other factors result in additional financial distress. In some cases, we are contingently liable for franchisee lease obligations, and a failure by a franchisee to perform its obligations under such lease could result in direct payment obligations for us.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Report, including but not limited to, asset impairment.

BLOOMIN’ BRANDS, INC.
In addition to the COVID-19 pandemic, the United States and other countries have experienced, or may experience in the future, outbreaks of other viruses, such as norovirus, the bird/avian flu or other diseases. As we have experienced with the COVID-19 pandemic, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected. In the event a health pandemic occurs, customers might avoid public places, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. Jurisdictions in which we have restaurants may impose mandatory closures or impose restrictions on operations. If a virus is transmitted by human contact or respiratory transmission, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which would adversely affect our restaurant guest traffic or perform functions at the corporate level. A regional or global health pandemic might also adversely affect our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our stores.

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

We have a significant number of restaurants outside of the United States, and we intend to continue our efforts to grow internationally. There is no assurance that international operations will be profitable or international growth will continue. In addition, if we have a significant concentration of restaurants in a foreign market, the impact of any negative local conditions can have a sizable impact on our results.

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

BLOOMIN’ BRANDS, INC.
Local or regional events or conditions in our international markets could disrupt our business operations and affect our results. In recent years, there were protests in cities throughout the U.S. as well as globally, including in Hong Kong and Brazil, in connection with civil rights, liberties, and social and governmental reform.

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

If we fail to adequately address environmental, social and governance (“ESG”) matters, including those related to climate change and sustainability, it could have an adverse effect on our business, financial condition, and operating results and may damage our reputation.

In recent years, there has been an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Companies across all industries are facing increasing scrutiny relating to their ESG practices. We are also subject to ESG rules and regulations promulgated by self-regulatory organizations, including the Nasdaq Stock Market. Changing consumer preferences may result in increased demands regarding our products and supply chain and their respective environmental and social impact, including on sustainability. These demands could require additional transparency, due diligence, and reporting and could cause us to incur additional costs or to make changes to our operations to comply with such demands. We may also determine that certain changes are required in anticipation of further evolution of consumer preferences and demands. Increased focus and activism related to ESG may also result in investors reconsidering their investment decisions as a result of their assessment of a company’s ESG practices. Further, concern over climate change and other environmental sustainability matters, has and may in the future result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment, including greenhouse gas emissions regulations, alternative energy policies, water consumption and sustainability initiatives. If we fail to achieve any goals, targets, or objectives we may set with respect to ESG matters, if we do not meet or comply with new regulations or evolving consumer, investor, industry, or stakeholder expectations and standards, including those related to reporting, or if we are perceived to have not responded appropriately to the growing concern for ESG matters, we may face legal or regulatory actions, the imposition of fines, penalties, or other sanctions, adverse publicity, and decreased demand from consumers, or the price of our common stock could decline, any of which could materially harm our reputation or have a material adverse effect on our business, financial condition, or operating results.

The food service industry is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid steak and other products we offer in any of our concepts in favor of foods or ingredients that are perceived as healthier or otherwise reflect popular demand, our business and operating results would be harmed. Various factors such as menu labeling rules, nutritional guidelines and academic studies, whether issued by government agencies, research institutions, or advocacy organizations, may impact consumer choice and cause consumers to select foods other than those that are offered by our restaurants. Consumer preference on sourcing, or in response to environmental and animal welfare concern may also cause some groups of consumers to select foods other than those that are offered by our restaurants. If we are unable to anticipate or successfully respond to changes in consumer preferences, our results of operations could be adversely affected, generally or in particular concepts or markets.

BLOOMIN’ BRANDS, INC.
Our relationships with third-party delivery services and ability to grow sales through delivery orders are subject to risks.

We maintain relationships with various third-party delivery apps and services. Our ability to efficiently manage our business, service our customers and process digital orders through third-party delivery partnerships depends significantly on the reliability and performance of our systems and those managed by our service providers. Our sales may be negatively affected if these platforms are damaged or interrupted through technological failures, power loss, user errors, cyber-attacks, other forms of sabotage, inclement weather or natural disasters or otherwise. This could cause reputational harm or adversely impact sales and customer satisfaction.

Our sales through these services may also depend on the availability of delivery drivers, who are generally independent contractors. These drivers may make errors, fail to make timely deliveries, damage our food or poorly represent our brands, which may lead to customer disappointment, reputational harm and unmet sales expectations. Our sales may also be adversely impacted if there is a shortage of drivers that are willing and available to make deliveries from our restaurants. If the third-party aggregators that we utilize for delivery cease or curtail their operations, fail to maintain sufficient labor force to satisfy demand, materially change fees, access or visibility to our products or give greater priority or promotions on their platforms to our competitors, our business may be negatively impacted.

Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate and other taxes in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, “ownership change” as defined under Section 382 of the Internal Revenue Code, changes in U.S. or foreign tax laws including the impact of Base Erosion and Profits Shifting (“BEPS”) model rules, comprehensive tax reform measures or other legislative changes and the outcome of income tax audits and tax litigation. Although we believe our tax estimates are reasonable, the final determination of tax audits and tax litigation could be materially different from our historical income tax provisions and accruals. These results could have a material effect on our results of operations or cash flows in the period or periods for which these determinations are made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits, including our FICA tip credit carryforwards, and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets.

Our failure to comply with government regulation related to our restaurant operations, and the costs of compliance or non-compliance, could adversely affect our business.

We are subject to various federal, state, local and foreign laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, food safety, nutritional menu labeling, health care, sanitation, hazardous material, building, zoning, land use, traffic, environmental and fire agencies in the state, municipality or country in which the restaurant is located. Our suppliers are also subject to regulation in some of these areas. Any difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants. Additionally, difficulties in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of new restaurants. We are subject to various U.S. federal, state and international laws and regulations related to the offer and sale of franchises. Failure to comply with these laws could adversely affect the results we generate from franchises or otherwise impose costs on us. Alcoholic beverage sales represent 11% of our consolidated restaurant sales and are subject to extensive state and local licensing and other regulations. The failure of a restaurant to obtain or retain a liquor license would adversely affect that restaurant’s operations. In addition, we are subject to “dram shop” statutes in certain states. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We may also incur costs of and challenges in ensuring compliance with measures implemented in response to COVID-19, such as requirements for physical barriers or other preventative measures in restaurants or vaccination or testing requirements for our employees, which can vary by the location of the restaurant and may continue to change. We are subject to laws relating to information security, cashless payments and consumer credit, protection and fraud. Compliance with these laws and

BLOOMIN’ BRANDS, INC.
regulations can be costly, and any failure or perceived failure to comply with these laws or any breach of our systems could harm our reputation or lead to litigation, which could adversely affect our financial condition.

Risks associated with our remodeling, relocation and expansion plans may have adverse effects on our operating results.

As part of our business strategy, we intend to continue to remodel, relocate and expand our current portfolio of restaurants. Our 2023 development schedule calls for the construction of approximately 30 to 35 new system-wide locations, with approximately 20 in Brazil. A variety of factors could cause the actual results and outcome of those plans to differ from the anticipated results, including among other things, the availability and terms on which we can lease attractive sites for new or relocated restaurants, availability and terms of funding, recruiting, training and retaining skilled management and restaurant employees, construction or other delays, the availability of construction materials or restaurant equipment, construction and renovation costs and consumer tastes and acceptance of our restaurant concepts and awareness of our brands in new regions. Governmental regulations or other health guidelines concerning operations of stores, including due to the COVID-19 pandemic or other public health emergencies may also cause disruptions in our plans.

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

Our success depends on our ability to preserve and grow our brands. Our brand value and reputation are especially important to differentiate our concepts in the highly competitive casual dining sector to achieve sustainable same-restaurant sales growth and warrant new unit growth. Brand value and reputation are based in large part on consumer perceptions, which are driven by both our actions and by actions beyond our control, such as new brand strategies or their implementation, business incidents, ineffective advertising or marketing efforts, or unfavorable mainstream or social media publicity involving us, our industry, our franchisees, or our suppliers. A failure to innovate and extend our brands in ways that are relevant to consumers and occasions in order to generate sustainable same-restaurant traffic growth, and produce non-traditional sales and earnings growth opportunities, could have an adverse effect on our results of operations. Additionally, insufficient focus on our competition or failure to adequately address declines in the casual dining industry, could adversely impact results of operations.

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

A significant portion of our financial results are dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline. In addition, we may also incur expenses in connection with supporting franchise restaurants that are underperforming. As small businesses, some of our franchise operators may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, increased interest rates, labor costs, employee relations issues, or other causes. When Company-owned restaurants are sold to a franchisee, one of our subsidiaries is often required to remain responsible for lease payments for the sold restaurants to the extent the purchasing franchisees default on their leases. During periods of declining sales and profitability of franchisees, the incidence of franchisee defaults for these lease payments may increase and we may be required to make lease payments and seek recourse against the franchisee or agree to repayment terms.

Significant adverse weather conditions and other disasters or unforeseen events and our ability to execute or success in executing a comprehensive business recovery plan at our restaurant support center for these events could negatively impact our results of operations and have a material adverse impact on our business.

Adverse weather conditions and natural disasters and other unforeseen events, such as winter storms, severe temperatures, thunderstorms, floods, drought, fires, hurricanes and earthquakes, terrorist attacks, war and widespread/pandemic illness, and the effects of such events on economic conditions and consumer spending patterns, could disrupt our operations or supply chain and negatively impact our results of operations. These events may result in lost restaurant sales, as well as property damage, lost products, interruptions in supply, and increased costs, temporary and prolonged restaurant closures may occur and consumer traffic may decline due to the actual or perceived effects from these events. For example, the COVID-19 pandemic, severe winter weather conditions and hurricanes have impacted our traffic, and that of our franchises, and results of operations in recent years. Although

BLOOMIN’ BRANDS, INC.
we cannot predict when or where we will be negatively impacted by adverse weather events, to the extent that climate change or other factors result in more frequent, widespread or severe events, it could adversely impact our results. U.S. and foreign governmental officials also have placed an increasing focus on environmental matters, including climate change, reduction of greenhouse gases and water consumption. This increased focus could lead to legislative, regulatory or other efforts to combat these environmental concerns. These efforts could result in further increases in taxes, cost of supplies, transportation and utilities, which could increase our operating costs and those of our franchisees and require future investments in facilities and equipment. There may also be increased pressure for us to make commitments, set targets or establish goals to take actions to meet them, which could expose us and our franchisees to market, operational, execution and reputational costs or risks.

Many of our corporate systems and processes and corporate support for our restaurant operations are centralized at one location in Tampa, Florida. We have disaster recovery procedures and business continuity plans in place to address crisis-level events, including hurricanes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information, and the COVID-19 pandemic has provided a limited test of our ability to manage our business remotely. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims. In addition, these threats are constantly evolving, which increases the difficulty of accurately and timely predicting, planning for and protecting against the threat. As a result, our disaster recovery procedures and business continuity plans security may not adequately address all threats we face or protect us from loss.

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

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters typically involve claims by consumers and others regarding issues such as food borne illness, food safety, premises liability, personal injury, discrimination, “dram shop” statute liability, promotional advertising and other

BLOOMIN’ BRANDS, INC.
operational issues common to the food service industry, as well as environmental, data privacy, contract disputes and intellectual property infringement matters. We are also subject to employee claims against us based on, among other things, discrimination, harassment, wrongful termination, disability, or violation of wage and labor laws. We are also subject to the risk of being named a joint employer of workers of our franchisees for alleged violations of labor and wage laws. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. The ongoing expense of or diversion of management attention due to any resulting lawsuits, any substantial settlement payment or damage award against us and any damage to our reputation could adversely affect our business and results of operations. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.

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

Our ability to make scheduled payments on our debt obligations and to satisfy our operating lease obligations depends upon our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. We cannot be certain that we will maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, or to pay our operating lease obligations. For example, if COVID-19 capacity restrictions reoccur, inflation persists, or our financial position deteriorates, our revenues and liquidity position may decline. If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations or take other actions to meet our debt service and other obligations. Our debt agreements restrict our ability to dispose of assets and how we may use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due. The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our debt agreements would constitute an event of default under those agreements and the lenders could elect to declare all amounts outstanding under them to be immediately due and payable and terminate all commitments to extend further credit.

Our leverage could adversely affect our ability to raise additional capital to fund our operations or limit our ability to react to changes in the economy or our industry.

As of December 25, 2022, our total net indebtedness was $833.3 million and we had $550.0 million in available unused borrowing capacity under our revolving credit facility, net of undrawn letters of credit of $20.0 million. In May 2020, we issued $230.0 million of 5.00% convertible senior notes due in 2025 (the “2025 Notes”), of which $105.0 million in aggregate principal of the 2025 Notes remain outstanding as of December 25, 2022, and in April 2021 we issued $300.0 million of 5.125% senior notes due in 2029 (the “2029 Notes”).

Our leverage could have important consequences, including:

•making it more difficult for us to make payments on indebtedness;
•increasing our vulnerability to general economic, industry and competitive conditions and the various risks we face in our business;

BLOOMIN’ BRANDS, INC.
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

We cannot be certain that our financial condition or credit and other market conditions will be favorable when our credit agreement matures in 2026, or at any earlier time we may seek to refinance our debt. Further, turmoil in global credit markets could adversely impact the availability and cost of credit. If we are unable to refinance our indebtedness on favorable terms, our financial condition and results of operations would be adversely affected.

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

BLOOMIN’ BRANDS, INC.
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

Our certificate of incorporation and bylaws include certain provisions (including provisions related to our classified board structure through 2024) that could have the effect of discouraging, delaying or preventing a change of control of our company or changes in our management. These provisions may discourage, delay or prevent a transaction involving a change in control of the Company that is in the best interests of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. Although we have elected in our certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law our certificate of incorporation contains provisions that have the same effect as Section 203.

General Risk Factors

An impairment in the carrying value of our goodwill or other intangible or long-lived assets could adversely affect our financial condition and results of operations.

Along with other intangible assets, we test goodwill for impairment annually and whenever events or changes in circumstances indicate that its carrying value may not be recoverable. We also evaluate long-lived assets on a quarterly basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We cannot accurately predict the amount and timing of any impairment of assets. A significant amount of judgment is involved in determining if an indication of impairment exists. Unforeseen events, for example the COVID-19 pandemic, could make developing forecasts for, and the accounting of, valuation of goodwill and certain other assets slower and more difficult. Should the value of goodwill or other intangible or long-lived assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could adversely affect our business and financial results.

Effective internal control over financial reporting is necessary for us to provide accurate financial information. If we are unable to adequately maintain effective internal control over financial reporting, we may not be able to accurately report our financial results. Furthermore, we cannot be certain that our internal control over financial reporting and disclosure controls and procedures will prevent all possible error and fraud, including through cyber-attacks. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake, which could have an adverse impact on our business. A significant financial reporting failure or a lack of sufficient internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock, increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

BLOOMIN’ BRANDS, INC.
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

Item 1B. Unresolved Staff Comments

Not applicable.

BLOOMIN’ BRANDS, INC.
Item 2.    Properties

We had 1,507 system wide full-service restaurants and off-premises only kitchens located across 47 states, Guam and 13 countries as of December 25, 2022. The following is a summary of our restaurant and kitchen locations by country and territory as of December 25, 2022:

COMPANY-OWNED		FRANCHISED
United States	1,011	United States			153

International:		International:
Brazil (1)	154	Argentina	2	Japan	9
China (Mainland)	1	Australia	8	Mexico	5
Hong Kong	20	Canada	3	Qatar	5
Total international Company-owned	175	Costa Rica	2	Saudi Arabia	11
		Dominican Republic	1	South Korea	121
		Guam	1
		Total international franchised			168
Total Company-owned	1,186	Total franchised			321
____________________
(1)The count for Brazil is reported as of November 30, 2022 to correspond with the balance sheet date of this subsidiary.

We lease substantially all of our restaurant properties from third parties. As of December 25, 2022, our Company-owned restaurants were located on the following sites by segment:

	U.S.	INTERNATIONAL	TOTAL	PERCENTAGE OF TOTAL
Company-owned sites	26	—	26	2%
Leased sites:
Land, ground and building leases	693	1	694	59%
Space and in-line leases	292	174	466	39%
Total Company-owned restaurant sites	1,011	175	1,186	100%

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

Dividends - In February 2022, our Board of Directors (our “Board”) reinstated quarterly dividends after a temporary suspension during the COVID-19 pandemic. Future dividend payments will depend on continued compliance with our financial covenants, as well as our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant.

Holders - As of February 16, 2023, there were 109 holders of record of our common stock. The number of registered holders does not include holders who are beneficial owners whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans - The following table presents the securities authorized for issuance under our equity compensation plans as of December 25, 2022:

(shares in thousands)	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (1)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (2)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (3)
Equity compensation plans approved by security holders	4,719	$21.43	7,936
____________________
(1)Includes 1,531 shares issuable in respect to restricted stock units and performance-based share units (assuming target achievement of applicable performance metrics).
(2)Amounts in this column relate only to options exercisable for common shares.
(3)The shares remaining available for issuance may be issued in the form of stock options, restricted stock units or other stock awards under the 2020 Omnibus Incentive Compensation Plan. See Note 7 - Stock-based and Deferred Compensation Plans of the Notes to Consolidated Financial Statements for details regarding the plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers - The following table provides information regarding our purchases of common stock during the thirteen weeks ended December 25, 2022:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
September 26, 2022 through October 23, 2022	558,359	$19.70	558,359	$33,000,386
October 24, 2022 through November 20, 2022	356,949	$23.11	356,949	$24,750,618
November 21, 2022 through December 25, 2022	455,628	$21.40	455,628	$15,000,648
Total	1,370,936		1,370,936
____________________
(1)On February 8, 2022, our Board authorized the repurchase of up to $125.0 million of our outstanding common stock as announced in our press release issued on February 18, 2022 (the “2022 Share Repurchase Program”). Subsequent to December 25, 2022, we repurchased the remaining $15.0 million of our common stock authorized under the 2022 Share Repurchase Program under a Rule 10b5-1 plan. On February 7, 2023, our Board approved a new share repurchase authorization of up to $125.0 million of our outstanding common stock as announced in our press release issued February 16, 2023 (the “2023 Share Repurchase Program”). The 2023 Share Repurchase Program will expire on August 7, 2024.

BLOOMIN’ BRANDS, INC.
Stock Performance Graph - The following graph depicts total return to stockholders from December 29, 2017 through December 25, 2022, relative to the performance of the Standard & Poor’s 500 index and the Standard & Poor’s 500 Consumer Discretionary index, a peer group. The graph assumes an investment of $100 in our common stock and in each index on December 29, 2017 (the last business day of the fiscal year of investment), and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	DECEMBER 29, 2017	DECEMBER 30, 2018	DECEMBER 29, 2019	DECEMBER 27, 2020	DECEMBER 26, 2021	DECEMBER 25, 2022
Bloomin’ Brands, Inc. (BLMN)	$100.00	$83.85	$105.34	$93.07	$102.90	$105.56
Standard & Poor’s 500	$100.00	$94.79	$126.03	$146.68	$189.83	$156.96
Standard & Poor’s 500 Consumer Discretionary	$100.00	$99.73	$129.72	$168.59	$213.05	$135.06

Item 6. [Reserved]

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes. For discussion of our consolidated and segment-level results of operations, non-GAAP measures, and liquidity and capital resources for fiscal year 2020, see our Annual Report on Form 10-K for the year ended December 26, 2021, filed with the SEC on February 23, 2022.

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 25, 2022, we owned and operated 1,186 full-service restaurants and off-premises only kitchens and franchised 321 full-service restaurants and off-premises only kitchens across 47 states, Guam and 13 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Highlights - Our financial highlights for 2022 include the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 4.0% and 2.8%, respectively;
•Increase in Total revenues of 7.1%, as compared to 2021;
•Operating income and restaurant-level operating margins of 7.5% and 15.6%, respectively, as compared to 7.5% and 16.5%, respectively for 2021;
•Operating income of $330.4 million as compared to $309.0 million in 2021; and
•Diluted earnings per share of $1.03 as compared to $2.00 in 2021.

Business Strategies - In 2023, our key business strategies include:

•Enhance the 360-Degree Customer Experience to Drive Sustainable Healthy Sales Growth. We plan to continue to make investments to enhance our core guest experience, upgrade kitchen equipment and technology, increase off-premises dining occasions, remodel and relocate restaurants, invest in digital marketing and data personalization and utilize the Dine Rewards loyalty program and multimedia marketing campaigns to drive sales.

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

•Accelerate Growth Opportunities. We believe a substantial development opportunity remains for our concepts in the U.S. and internationally through existing geography fill-in and market expansion. We will continue to pursue U.S. fill-in opportunities in key states such as Florida and Texas with Outback Steakhouse, and California and Florida with Fleming’s Prime Steakhouse & Wine Bar. We will also focus on geographic regions in South America, with strategic expansion in Brazil, and pursue global franchise opportunities.

We intend to fund our business strategies, drive revenue growth and margin improvement, in part by reinvesting savings generated by cost savings and productivity initiatives across our businesses.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Macroeconomic Conditions - The combination of macroeconomic and other factors have put considerable pressure on the casual dining industry. The ongoing impacts of inflation, rising interest rates, reduced disposable consumer income, access to credit, other national, regional and local regulatory and economic conditions and consumer confidence have had a negative effect on discretionary consumer spending.

Should the macroeconomic and other conditions persist, we will continue to face increased pressure with respect to our pricing, traffic levels and commodity costs. We believe that in this environment, we need to maintain our focus on value and innovation as well as refreshing our restaurant base to continue to drive sales.

Key Financial Performance Indicators - Key measures that we use in evaluating our restaurants and assessing our business include the following:

•Average restaurant unit volumes—average sales (excluding gift card breakage and the benefit of value added tax exemptions in Brazil) per restaurant to measure changes in customer traffic, pricing and development of the brand;

•Comparable restaurant sales—year-over-year comparison of the change in sales volumes (excluding gift card breakage and the benefit of value added tax exemptions in Brazil) for Company-owned restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants;

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

Selected Operating Data - The table below presents the number of our full-service restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	DECEMBER 25, 2022	DECEMBER 26, 2021
U.S.
Outback Steakhouse
Company-owned	566	564
Franchised	127	130
Total	693	694
Carrabba’s Italian Grill
Company-owned	199	199
Franchised	19	20
Total	218	219
Bonefish Grill
Company-owned	173	178
Franchised	7	7
Total	180	185
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	65	64
Aussie Grill
Company-owned	7	5
U.S. total	1,163	1,167
International
Company-owned
Outback Steakhouse - Brazil (1)	139	122
Other (1)(2)	36	33
Franchised
Outback Steakhouse - South Korea	86	78
Other (2)	47	54
International total	308	287
System-wide total	1,471	1,454
System-wide total - Company-owned	1,185	1,165
System-wide total - Franchised	286	289
____________________
(1)The restaurant counts for Brazil, including Abbraccio and Aussie Grill restaurants within International Company-owned Other, are reported as of November 30, 2022 and 2021, respectively, to correspond with the balance sheet dates of this subsidiary.
(2)International Company-owned Other included four and two Aussie Grill locations as of December 25, 2022 and December 26, 2021, respectively. International Franchised Other included four and three Aussie Grill locations as of December 25, 2022 and December 26, 2021, respectively.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The table below presents the number of our off-premises only kitchens in operation as of the periods indicated:

Number of kitchens (at end of the period) (1):	DECEMBER 25, 2022	DECEMBER 26, 2021
U.S.
Company-owned	1	3
International
Company-owned	—	1
Franchised - South Korea	35	40
System-wide total	36	44
____________________
(1)Excludes virtual concepts that operate out of existing restaurants and sports venue locations.

Results of Operations

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales for the periods indicated:

	FISCAL YEAR
	2022	2021
Revenues
Restaurant sales	98.6%	98.5%
Franchise and other revenues	1.4	1.5
Total revenues	100.0	100.0
Costs and expenses
Food and beverage costs (1)	31.8	30.3
Labor and other related (1)	28.2	28.4
Other restaurant operating (1)	24.5	24.8
Depreciation and amortization	3.8	4.0
General and administrative	5.3	6.0
Provision for impaired assets and restaurant closings	0.1	0.3
Total costs and expenses	92.5	92.5
Income from operations	7.5	7.5
Loss on extinguishment and modification of debt	(2.5)	(0.1)
Loss on fair value adjustment of derivatives, net	(0.4)	—
Other (expense) income, net	(*)	*
Interest expense, net	(1.2)	(1.4)
Income before provision for income taxes	3.4	6.0
Provision for income taxes	0.9	0.6
Net income	2.5	5.4
Less: net income attributable to noncontrolling interests	0.2	0.2
Net income attributable to Bloomin’ Brands	2.3%	5.2%
____________________
(1)As a percentage of Restaurant sales.
*Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

REVENUES

Restaurant Sales

Following is a summary of the change in Restaurant sales for the period indicated:

FISCAL YEAR
(dollars in millions)	2022
For fiscal year 2021	$4,061.1
Change from:
Comparable restaurant sales (1)	245.3
Restaurant openings (1)	65.7
Effect of foreign currency translation	11.6
Restaurant closures (1)	(31.0)
For fiscal year 2022	$4,352.7
____________________
(1)Summation of quarterly changes for restaurant openings, closures and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of each will differ each period based on when the restaurant opened or closed.

The increase in Restaurant sales in 2022 as compared to 2021 was primarily due to: (i) higher comparable restaurant sales, (ii) the opening of 64 new restaurants not included in our comparable restaurant sales base and (iii) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar. The increase in Restaurant sales was partially offset by the closure of 25 restaurants since December 27, 2020.

Average Restaurant Unit Volumes and Operating Weeks

Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$3,949	$3,822
Carrabba’s Italian Grill	$3,406	$3,283
Bonefish Grill	$3,213	$3,036
Fleming’s Prime Steakhouse & Wine Bar	$5,845	$5,208
International
Outback Steakhouse - Brazil (1)	$3,067	$2,286

Operating weeks:
U.S.
Outback Steakhouse	29,308	29,415
Carrabba’s Italian Grill	10,328	10,348
Bonefish Grill	9,056	9,318
Fleming’s Prime Steakhouse & Wine Bar	3,331	3,321
International
Outback Steakhouse - Brazil	6,775	5,907
____________________
(1)Translated at average exchange rates of 5.19 and 5.33 for 2022 and 2021, respectively. Excludes the benefit of the Brazil tax legislation discussed in Note 21 - Income Taxes of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)

Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases) for the periods indicated:

	FISCAL YEAR
	2022	2021
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (1)
Outback Steakhouse	2.8%	24.2%
Carrabba’s Italian Grill	3.4%	32.2%
Bonefish Grill	4.5%	40.6%
Fleming’s Prime Steakhouse & Wine Bar	12.0%	60.9%
Combined U.S.	4.0%	30.5%
International
Outback Steakhouse - Brazil (2)	38.3%	28.7%

Traffic:
U.S.
Outback Steakhouse	(6.3)%	18.1%
Carrabba’s Italian Grill	(4.3)%	24.6%
Bonefish Grill	(4.2)%	24.3%
Fleming’s Prime Steakhouse & Wine Bar	3.0%	41.7%
Combined U.S.	(5.3)%	20.7%
International
Outback Steakhouse - Brazil	23.6%	23.5%

Average check per person (3):
U.S.
Outback Steakhouse	9.1%	6.1%
Carrabba’s Italian Grill	7.7%	7.6%
Bonefish Grill	8.7%	16.3%
Fleming’s Prime Steakhouse & Wine Bar	9.0%	19.2%
Combined U.S.	9.3%	9.8%
International
Outback Steakhouse - Brazil	14.6%	5.6%
____________________
(1)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(2)Includes trading day impact from calendar period reporting. Excludes the effect of fluctuations in foreign currency rates and the benefit of the Brazil tax legislation discussed in Note 21 - Income Taxes of the Notes to Consolidated Financial Statements.
(3)Includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Franchise and other revenues

	FISCAL YEAR
(dollars in millions)	2022	2021
Franchise revenues (1)	$49.7	$45.5
Other revenues (2)	14.1	15.8
Franchise and other revenues	$63.8	$61.3
____________________
(1)Represents franchise royalties, advertising fees and initial franchise fees.
(2)Includes a $3.1 million benefit in 2021 from the recognition of recoverable Program of Social Integration (“PIS”) and Contribution for the Financing of Social Security (“COFINS”) taxes in connection with favorable court rulings in Brazil regarding the calculation methodology and taxable base.

COSTS AND EXPENSES

Food and beverage costs

	FISCAL YEAR
(dollars in millions)	2022	2021	CHANGE
Food and beverage costs	$1,383.6	$1,229.7
% of Restaurant sales	31.8%	30.3%	1.5%

Food and beverage costs increased as a percentage of Restaurant sales in 2022 as compared to 2021 primarily due to 3.5% from commodity inflation, partially offset by a decrease as a percentage of Restaurant sales of 2.0% from increases in average check per person, primarily driven by increases in menu pricing.

In 2023, we anticipate mid single digits commodity inflation, with approximately 60% of our estimated annual food purchases currently covered by fixed contracts and the remainder subject to floating market prices.

Labor and other related expenses

	FISCAL YEAR
(dollars in millions)	2022	2021	CHANGE
Labor and other related	$1,226.5	$1,154.6
% of Restaurant sales	28.2%	28.4%	(0.2)%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to Restaurant Managing Partners and other field incentive compensation expenses. Labor and other related expenses decreased as a percentage of Restaurant sales in 2022 as compared to 2021 primarily due to: (i) 1.9% from leveraging increased restaurant sales due to increases in average check per person and lapping the impact of COVID-19, primarily in Brazil and (ii) 0.4% from lower insurance costs. These decreases were partially offset by an increase as a percentage of Restaurant sales of 2.0% from higher labor cost primarily due to wage rate inflation.

In 2023, we anticipate mid single digits labor cost inflation.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other restaurant operating expenses

	FISCAL YEAR
(dollars in millions)	2022	2021	CHANGE
Other restaurant operating	$1,065.7	$1,006.4
% of Restaurant sales	24.5%	24.8%	(0.3)%

In August 2021, we entered into the Royalty Termination Agreement with the Carrabba’s Founders for $61.9 million in cash. See Note 22 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional details.

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Other restaurant operating expenses decreased as a percentage of Restaurant sales in 2022 as compared to 2021 primarily due to 1.5% from lapping the Carrabba’s Italian Grill royalty termination and 1.3% from leveraging increased restaurant sales due to increases in average check per person and lapping the impact of COVID-19, primarily in Brazil. These decreases were partially offset by increases as a percentage of Restaurant sales of: (i) 1.5% from higher operating expenses including utilities, primarily due to inflation, (ii) 0.7% from higher advertising expense and (iii) 0.4% from an increase in reserves for certain collective action wage and hour lawsuits.

Depreciation and amortization

	FISCAL YEAR
(dollars in millions)	2022	2021	CHANGE
Depreciation and amortization	$169.6	$163.4	$6.2

Depreciation and amortization increased in 2022 as compared to 2021 primarily due to additional depreciation expense related to technology projects, upgraded kitchen equipment and restaurant openings and relocations.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in General and administrative expense for the period indicated:

FISCAL YEAR
(dollars in millions)	2022
For fiscal year 2021	$245.6
Change from:
Incentive compensation	(13.0)
Employee stock-based compensation	(7.9)
Severance	(4.7)
Compensation, benefits and payroll tax	7.6
Travel and entertainment	5.1
Other	2.1
For fiscal year 2022	$234.8

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Provision for impaired assets and restaurant closings

	FISCAL YEAR
(dollars in millions)	2022	2021	CHANGE
Provision for impaired assets and restaurant closings	$6.0	$13.7	$(7.7)

Impairment and closure charges during the periods presented resulted primarily from locations identified for closure or relocation.

Income from operations

	FISCAL YEAR
(dollars in millions)	2022	2021	CHANGE
Income from operations	$330.4	$309.0	$21.4
% of Total revenues	7.5%	7.5%	—%

The increase in Income from operations generated during 2022 as compared to 2021 was primarily due to: (i) increases in average check per person, (ii) lapping the Carrabba’s Italian Grill royalty termination, (iii) lapping the impact of COVID-19, primarily in Brazil and (iv) lower insurance costs. These increases were partially offset by: (i) commodity inflation, (ii) higher labor cost, primarily due to wage rate inflation, (iii) higher operating expenses including utilities, primarily due to inflation, and (iv) an increase in advertising costs.

In September 2022, our Brazilian subsidiary received a preliminary injunction authorizing it to benefit from the exemptions enacted by Law 14,148/2021 which provides for emergency and temporary actions that grant certain industries a 100% exemption from PIS and COFINS and income taxes for a five-year period. Income from operations for 2022 was not materially impacted by this legislation. During 2023, we expect a benefit to Income from operations of approximately $17 million in connection the PIS and COFINS tax exemptions under this legislation. See Note 21 - Income Taxes of the Notes to Consolidated Financial Statements for further information.

Loss on extinguishment and modification of debt and Loss on fair value adjustment of derivatives, net

In connection with the repurchase of $125.0 million of the outstanding 2025 Notes (the “2025 Notes Partial Repurchase”), which is described in further detail within Note 14 - Convertible Senior Notes of the Notes to Consolidated Financial Statements, we recognized a loss on extinguishment of debt of $104.7 million and a loss on fair value adjustment of derivatives, net, of $17.7 million during 2022.

Interest expense, net

	FISCAL YEAR
(dollars in millions)	2022	2021	CHANGE
Interest expense, net	$53.2	$57.6	$(4.4)

The decrease in Interest expense, net during 2022 as compared to 2021 was primarily due to the repayment of Term Loan A in April 2022 and the 2025 Notes Partial Repurchase in May 2022. These decreases were partially offset by increases in interest expense from: (i) the issuance of the 2029 Notes in April 2021, (ii) higher balances on our revolving credit facility and (iii) higher interest rates on the unhedged portion of our variable rate debt.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Provision for income taxes

	FISCAL YEAR
(dollars in millions)	2022	2021	CHANGE
Income before provision for income taxes	$151.9	$249.3	$(97.4)
Provision for income taxes	$42.7	$26.4	$16.3
Effective income tax rate	28.1%	10.6%	17.5%

The net increase in the effective income tax rate in 2022 as compared to 2021 was primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during 2022.

We have a blended federal and state statutory rate of approximately 26%. The effective income tax rate in 2022 was higher than the blended federal and state statutory rate primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during 2022, partially offset by the benefit of FICA tax credits on certain employees’ tips. The effective income tax rate in 2021 was lower than the blended federal and state statutory rate primarily due to the benefit of FICA tax credits on certain employees’ tips.

A restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce pre-tax income.

Provision for income taxes for 2022 was not materially impacted by the Brazilian tax legislation discussed above. During 2023, we expect to generate an income tax benefit of approximately $6 million in connection with the tax exemptions under this legislation. See Note 21 - Income Taxes of the Notes to Consolidated Financial Statements for further information.

Segments

We consider each of our restaurant concepts and international markets as operating segments, which reflects how we manage our business, review operating performance and allocate resources. Resources are allocated and performance is assessed by our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker. We aggregate our operating segments into two reportable segments, U.S. and international. The U.S. segment includes all restaurants operating in the U.S. while restaurants operating outside the U.S. are included in the international segment.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

U.S. Segment

	FISCAL YEAR
(dollars in thousands)	2022	2021
Revenues
Restaurant sales	$3,863,016	$3,714,848
Franchise and other revenues	48,854	45,133
Total revenues	$3,911,870	$3,759,981
Income from operations	$407,860	$443,887
Operating income margin	10.4%	11.8%
Restaurant-level operating income	$595,997	$634,680
Restaurant-level operating margin	15.4%	17.1%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the period indicated:

FISCAL YEAR
(dollars in millions)	2022 (1)
For fiscal year 2021	$3,714.9
Change from:
Comparable restaurant sales	150.0
Restaurant openings	29.1
Restaurant closures	(31.0)
For fiscal year 2022	$3,863.0
____________________
(1)Summation of quarterly changes will not total to annual amounts as the restaurants that meet the definition of each change category will differ each period based on when the restaurant opened or closed.

The increase in U.S. Restaurant sales in 2022 as compared to 2021 was primarily due to higher comparable restaurant sales and the opening of 21 new restaurants not included in our comparable restaurant sales base. These increases were partially offset by the closure of 24 restaurants since December 27, 2020.

Income from operations

The decrease in U.S. Income from operations generated during 2022 as compared to 2021 was primarily due to: (i) commodity inflation, (ii) higher labor cost, primarily due to wage rate inflation, (iii) higher operating expenses including utilities and (iv) higher advertising expense. These decreases were partially offset by higher comparable sales, primarily due to increases in average check per person, and lapping the Carrabba’s Italian Grill royalty termination.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

International Segment

	FISCAL YEAR
(dollars in thousands)	2022	2021
Revenues
Restaurant sales	$489,679	$346,245
Franchise and other revenues	14,959	16,159
Total revenues	$504,638	$362,404
Income from operations	$57,333	$16,657
Operating income margin	11.4%	4.6%
Restaurant-level operating income	$90,663	$43,927
Restaurant-level operating margin	18.5%	12.7%

Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the period indicated:

FISCAL YEAR
(dollars in millions)	2022
For fiscal year 2021	$346.2
Change from:
Comparable restaurant sales (1)	95.3
Restaurant openings (1)	36.6
Effect of foreign currency translation	11.6
For fiscal year 2022	$489.7
____________________
(1)Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of each will differ each period based on when the restaurant opened.

The increase in international Restaurant sales in 2022 as compared to 2021 was primarily due to: (i) higher comparable restaurant sales in Brazil, (ii) the opening of 43 new restaurants not included in our comparable restaurant sales base and (iii) the effect of foreign currency translation of the Brazil Real relative to the U.S. dollar.

Income from operations

The increase in international Income from operations generated during 2022 as compared to 2021 was primarily due to the recovery of in-restaurant dining in Brazil and increases in average check per person. These increases were partially offset by decreases primarily due to commodity and labor inflation.

Non-GAAP Financial Measures

In addition to the results provided in accordance with U.S. GAAP, we provide certain non-GAAP measures, which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include the following: (i) Restaurant-level and adjusted restaurant-level operating income and the corresponding margins, (ii) Adjusted income from operations and the corresponding margins, (iii) Adjusted net income, (iv) Adjusted diluted earnings per share and (v) system-wide sales.

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

Consolidated restaurant-level operating income and adjusted restaurant-level operating income and corresponding margins non-GAAP reconciliations - Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Food and beverage costs, Labor and other related expenses and Other restaurant operating expenses. Adjusted restaurant-level operating margin is Restaurant-level operating margin adjusted for certain items. The following table reconciles consolidated Income from operations and the corresponding margin to restaurant-level operating income and adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	FISCAL YEAR
(dollars in thousands)	2022	2021
Income from operations	$330,421	$308,958
Operating income margin	7.5%	7.5%
Less:
Franchise and other revenues	63,813	61,292
Plus:
Depreciation and amortization	169,617	163,391
General and administrative	234,752	245,616
Provision for impaired assets and restaurant closings	5,964	13,737
Restaurant-level operating income	$676,941	$670,410
Restaurant-level operating margin	15.6%	16.5%
Adjustments:
Royalty termination expense (1)	—	61,880
Legal and other matters (2)	5,900	2,761
Total restaurant-level operating income adjustments	5,900	64,641
Adjusted restaurant-level operating income	$682,841	$735,051
Adjusted restaurant-level operating margin	15.7%	18.1%
_________________
(1)Payment to the Carrabba’s Founders in connection with the Royalty Termination Agreement. See Note 22 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional details regarding the Royalty Termination Agreement.
(2)For 2022, includes an increase in reserves for certain collective action wage and hour lawsuits during the fourth quarter. See Note 22 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional details relating to the lawsuits. For 2021, includes an accrual for Imposto sobre Serviços (“ISS”), a Brazilian municipal service tax, in connection with royalties from our Brazilian subsidiary over the past five years, including related penalties and interest, as a result of an unfavorable Brazilian Supreme Court ruling.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment restaurant-level and adjusted restaurant-level operating margin non-GAAP reconciliations - The following tables reconcile segment Income from operations and the corresponding margin to segment restaurant-level operating income and adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

U.S.	FISCAL YEAR
(dollars in thousands)	2022	2021
Income from operations	$407,860	$443,887
Operating income margin	10.4%	11.8%
Less:
Franchise and other revenues	48,854	45,133
Plus:
Depreciation and amortization	139,170	134,244
General and administrative	93,401	89,314
Provision for impaired assets and restaurant closings	4,420	12,368
Restaurant-level operating income	$595,997	$634,680
Restaurant-level operating margin	15.4%	17.1%
Adjustments:
Royalty termination expense (1)	—	61,880
Total restaurant-level operating income adjustments	—	61,880
Adjusted restaurant-level operating income	$595,997	$696,560
Adjusted restaurant-level operating margin	15.4%	18.8%
_________________
(1)Payment to the Carrabba’s Founders in connection with the Royalty Termination Agreement.

International	FISCAL YEAR
(dollars in thousands)	2022	2021
Income from operations	$57,333	$16,657
Operating income margin	11.4%	4.6%
Less:
Franchise and other revenues	14,959	16,159
Plus:
Depreciation and amortization	23,397	22,650
General and administrative	23,355	19,679
Provision for impaired assets and restaurant closings	1,537	1,100
Restaurant-level operating income	$90,663	$43,927
Restaurant-level operating margin	18.5%	12.7%
Adjustments:
Legal and other matters (1)	—	2,761
Total restaurant-level operating income adjustments	—	2,761
Adjusted restaurant-level operating income	$90,663	$46,688
Adjusted restaurant-level operating margin	18.5%	13.5%
_________________
(1)Includes an accrual for ISS, a Brazilian municipal service tax, in connection with royalties from our Brazilian subsidiary over the past five years, including related penalties and interest, as a result of an unfavorable Brazilian Supreme Court ruling.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted restaurant-level operating margin non-GAAP reconciliations (continued) - The following table presents the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	FISCAL YEAR
	2022		2021
	REPORTED	ADJUSTED (1)	REPORTED	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage costs	31.8%	31.8%	30.3%	30.3%
Labor and other related	28.2%	28.2%	28.4%	28.4%
Other restaurant operating	24.5%	24.3%	24.8%	23.2%

Restaurant-level operating margin	15.6%	15.7%	16.5%	18.1%
_________________
(1)See the Consolidated restaurant-level operating income and adjusted restaurant-level operating income and corresponding margins non-GAAP reconciliations table above for details regarding the restaurant-level operating margin adjustments. All restaurant-level operating margin adjustments for the periods presented were recorded within Other restaurant operating expense.

Adjusted income from operations non-GAAP reconciliations - The following table reconciles Income from operations and the corresponding margin to adjusted income from operations and the corresponding margin for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021
Income from operations	$330,421	$308,958
Operating income margin	7.5%	7.5%
Adjustments:
Total restaurant-level operating margin adjustments (1)	5,900	64,641
Severance and other transformational costs (2)	—	2,764
Legal and other matters (3)	—	(3,133)
Total income from operations adjustments	5,900	64,272
Adjusted income from operations	$336,321	$373,230
Adjusted operating income margin	7.6%	9.1%
_________________
(1)See the Consolidated restaurant-level operating income and adjusted restaurant-level operating income and corresponding margins non-GAAP reconciliations table above for details regarding the restaurant-level operating income adjustments.
(2)Severance, professional fees and other costs incurred as a result of transformational and restructuring activities.
(3)Includes the recognition of recoverable PIS and COFINS taxes, including accrued interest within other revenues as a result of favorable court rulings in Brazil.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted net income and Adjusted diluted earnings per share non-GAAP reconciliations - The following table reconciles Diluted net income attributable to common stockholders to adjusted net income and adjusted diluted earnings per share for the periods indicated:

	FISCAL YEAR
(in thousands, except share and per share data)	2022	2021
Diluted net income attributable to common stockholders	$101,907	$215,900
Convertible senior notes if-converted method interest adjustment, net of tax (1)	—	345
Net income attributable to Bloomin’ Brands	101,907	215,555
Adjustments:
Income from operations adjustments (2)	5,900	64,272
Loss on extinguishment and modification of debt (3)	107,630	2,073
Loss on fair value adjustment of derivatives, net (3)	17,685	—
Total adjustments, before income taxes	131,215	66,345
Adjustment to provision for income taxes (4)	(263)	(21,222)
Net adjustments	130,952	45,123
Adjusted net income	$232,859	$260,678

Diluted earnings per share	$1.03	$2.00
Adjusted diluted earnings per share (5)	$2.52	$2.70

Diluted weighted average common shares outstanding	98,512	107,803
Adjusted diluted weighted average common shares outstanding (5)	92,423	96,426
_________________
(1)Adjustment for interest expense related to the 2025 Notes weighted for the portion of the period prior to our election under the 2025 Notes indenture to settle the principal portion of the 2025 Notes in cash.
(2)See the Adjusted income from operations non-GAAP reconciliations table above for details regarding Income from operations adjustments.
(3)For 2022, includes losses in connection with the 2025 Notes Partial Repurchase and Amended Credit Agreement. See Note 14 - Convertible Senior Notes and Note 13 - Long-term Debt, Net, respectively, of the Notes to Consolidated Financial Statements for additional details.
(4)The tax effect of non-GAAP adjustments was determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates. For 2022, the primary difference between GAAP and adjusted effective income tax rates relates to certain non-deductible losses and other tax costs associated with the 2025 Notes Partial Repurchase. Also includes a $4.2 million adjustment during 2021 for the reduction of certain unrecognized tax benefits related to tax positions taken during a prior period.
(5)Adjusted diluted weighted average common shares outstanding was calculated excluding the dilutive effect of 6,089 and 9,992 shares for 2022 and 2021, respectively, to be issued upon conversion of the 2025 Notes to satisfy the amount in excess of the principal since our convertible note hedge offsets the dilutive impact of the shares underlying the 2025 Notes. For 2021, adjusted diluted weighted average common shares outstanding was also calculated assuming our February 2021 election to settle the principal portion of the 2025 Notes in cash was in effect for the entire period.

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

	FISCAL YEAR
(dollars in millions)	2022	2021
U.S.
Outback Steakhouse	$494	$445
Carrabba’s Italian Grill	49	44
Bonefish Grill	11	11
U.S. total	554	500
International
Outback Steakhouse - South Korea	296	305
Other (1)	114	112
International total	410	417
Total franchise sales (2)	$964	$917
____________________
(1)Includes franchise sales for off-premises only kitchens in South Korea.
(2)Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 25, 2022, we had $84.7 million in cash and cash equivalents, of which $27.1 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of December 25, 2022, we had aggregate undistributed foreign earnings of approximately $23.2 million. These earnings may be repatriated to the U.S. without additional material U.S. federal income tax. These amounts are not considered indefinitely reinvested in our foreign subsidiaries. See Note 21 - Income Taxes of the Notes to Consolidated Financial Statements for further information regarding our indefinite reinvestment assertion.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the periods indicated:

	SENIOR SECURED CREDIT FACILITY		FORMER CREDIT FACILITY				TOTAL CREDIT FACILITIES
	TERM LOAN A	REVOLVING FACILITY	TERM LOAN A	REVOLVING FACILITY	2025 NOTES	2029 NOTES
(dollars in thousands)
Balance as of December 27, 2020	$—	$—	$425,000	$447,000	$230,000	$—	$1,102,000
2021 new debt	200,000	455,000	—	15,000	—	300,000	970,000
2021 payments	(5,000)	(375,000)	(425,000)	(462,000)	—	—	(1,267,000)
Balance as of December 26, 2021	195,000	80,000	—	—	230,000	300,000	805,000
2022 new debt	—	1,239,500	—	—	—	—	1,239,500
2022 payments	(195,000)	(889,500)	—	—	(125,000)	—	(1,209,500)
Balance as of December 25, 2022 (1)	$—	$430,000	$—	$—	$105,000	$300,000	$835,000

Interest rates, as of December 25, 2022 (2)		5.79%			5.00%	5.13%
Principal maturity date		April 2026			May 2025	April 2029
____________________
(1)Subsequent to December 25, 2022, we repaid $80.0 million on our revolving credit facility.
(2)Interest rate for the revolving credit facility represents the weighted average interest rate as of December 25, 2022.

As of December 25, 2022, we had $550.0 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $20.0 million.

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

On April 26, 2022, we and OSI entered into the First Amendment to the Second Amended and Restated Credit Agreement and Incremental Amendment (the “Amended Credit Agreement”), which included an increase of our existing revolving credit facility from $800.0 million to $1.0 billion and a transition from the one-month London Inter-Bank Offered Rate (“LIBOR”) rate to the Secured Overnight Financing Rate (“SOFR”) as the benchmark rate for purposes of calculating interest under the Senior Secured Credit Facility. At closing, an incremental $192.5 million was drawn on the revolving credit facility to fully repay the outstanding balance of Term loan A. Our total indebtedness remained unchanged as a result of the Amended Credit Agreement. The transition to SOFR did not materially impact the interest rate applied to our borrowings.

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

See Note 13 - Long-term Debt, Net of the notes to Consolidated Financial Statements for additional details regarding the Amended Credit Agreement.

As of December 25, 2022 and December 26, 2021, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

2025 Notes Partial Repurchase - On May 25, 2022, we and certain holders (the “Noteholders”) entered into exchange agreements in which the Noteholders agreed to exchange $125.0 million in aggregate principal amount of our outstanding 2025 Notes for $196.9 million in cash, plus accrued interest, and approximately 2.3 million shares of our common stock. In connection with the 2025 Notes Partial Repurchase, we entered into partial unwind agreements with certain financial institutions relating to a portion of the convertible note hedge transactions (the “Note Hedge Early Termination Agreements”) and a portion of the Warrant Transactions (the “Warrant Early Termination Agreements”) that were previously entered into by the Company in connection with the issuance of the 2025 Notes. Upon settlement, we received $131.9 million for the Note Hedge Early Termination Agreements and paid $114.8 million for the Warrant Early Termination Agreements.

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

Capital Expenditures - We estimate that our capital expenditures will total approximately $240 million to $260 million in 2023. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including raw material constraints.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Material Cash Requirements - The following table presents current and long-term material cash requirements as of December 25, 2022:

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
(dollars in thousands)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Operating leases (1)	$1,387,174	$190,596	$337,770	$258,643	$600,165
Long-term debt:
Principal (2)	840,976	1,674	107,096	430,764	301,442
Interest (3)	198,232	48,035	91,535	38,803	19,859
Purchase obligations (4)	226,597	200,862	25,735	—	—
Other obligations (5)	39,210	7,409	7,276	1,738	22,787
Total	$2,692,189	$448,576	$569,412	$729,948	$944,253
____________________
(1)Amounts represent undiscounted future minimum rental commitments under non-cancelable operating leases. Excludes $919.7 million related to operating lease renewal options that are reasonably certain of exercise.
(2)Includes Senior Secured Credit Facility, 2029 Notes, 2025 Notes and finance lease obligations. Amounts are not reduced by unamortized debt issuance costs and finance lease interest totaling $7.7 million.
(3)Projected future interest payments on long-term debt are based on interest rates in effect as of December 25, 2022.
(4)Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have purchase obligations with various vendors that consist primarily of inventory, kitchen equipment, technology, advertising and restaurant-level service contracts.
(5)Includes other long-term liabilities, primarily consisting of deferred compensation obligations, deposits and other accrued obligations. Unrecognized tax benefits are excluded from this table since it is not possible to estimate when these future payments will occur.

Dividends and Share Repurchases - During 2022, we declared and paid quarterly cash dividends of $0.14 per share. We did not pay dividends during 2021 as a result of certain restrictions that were included within the Credit Agreement.

On February 7, 2023, our Board declared a quarterly cash dividend of $0.24 per share, payable on March 15, 2023. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

Following is a summary of our share repurchase program as of December 25, 2022 (dollars in thousands):

SHARE REPURCHASE PROGRAM	BOARD APPROVAL DATE	AUTHORIZED	REPURCHASED	CANCELLED OR EXPIRED	REMAINING
2022 (1)	February 8, 2022	$125,000	$109,999	$—	$15,001
________________
(1)Subsequent to December 25, 2022, we repurchased the remaining $15.0 million of our common stock authorized under the 2022 Share Repurchase Program under a Rule 10b5-1 plan.

On February 7, 2023, our Board approved a new $125.0 million authorization (the “2023 Share Repurchase Program”). The 2023 Share Repurchase Program will expire on August 7, 2024.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table presents our dividends and share repurchases for the periods indicated:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2022	$49,736	$109,999	$159,735
Fiscal year 2021	—	—	—
Fiscal year 2020	17,480	—	17,480
Fiscal year 2019	35,734	106,992	142,726
Fiscal year 2018	33,312	113,967	147,279
Fiscal year 2017	30,988	272,736	303,724
Fiscal year 2016	31,379	309,887	341,266
Fiscal year 2015	29,332	169,999	199,331
Total	$227,961	$1,083,580	$1,311,541

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

Summary of Cash Flows and Financial Condition

Cash Flows - The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021
Net cash provided by operating activities	$390,922	$402,455
Net cash used in investing activities	(201,138)	(104,745)
Net cash used in financing activities	(195,501)	(317,419)
Effect of exchange rate changes on cash and cash equivalents	1,395	(1,642)
Net decrease in cash, cash equivalents and restricted cash	$(4,322)	$(21,351)

Operating activities - The decrease in net cash provided by operating activities during 2022 as compared to 2021 was primarily due to increases and timing of operational payments net of receipts, partially offset by lapping cash paid in connection with the Carrabba’s Italian Grill royalty termination during 2021.

Investing and financing activities - The increase in net cash used in investing activities and the decrease in net cash used in financing activities during 2022 as compared to 2021 was primarily due to repurposing a portion of excess cash flow away from debt paydown and utilizing the cash flow to increase capital expenditures.

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Current assets	$346,577	$352,792
Current liabilities	978,867	984,625
Working capital (deficit)	$(632,290)	$(631,833)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $394.2 million and $398.8 million as of December 25, 2022 and December 26, 2021, respectively, and (ii) current operating lease liabilities of $183.5 million and $177.0 million as of December 25, 2022 and December 26, 2021, respectively, with

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

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

We may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, macroeconomic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability and the overall financial performance of the reporting units.

If the qualitative assessment is not performed or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the fair value of the reporting unit is calculated. Fair value of a reporting unit is the price a willing buyer would pay for the reporting unit and is estimated by utilizing a weighted average of the income approach, using a discounted cash flow model, and, when appropriate, the market approach including the guideline public company method and guideline transaction method. The key estimates and

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

assumptions used in these models are future cash flow estimates, which are heavily influenced by revenue growth rates, operating margins and capital expenditures. These estimates are subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions and discount rates, changes in our operating performance and changes in our business strategies. The fair value of the trade names is determined through a relief from royalty method.

The carrying value of the reporting unit or trade name is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an impairment.

The carrying value of goodwill as of December 25, 2022 was $273.0 million. We performed our annual impairment test in the second quarter of 2022 by utilizing the qualitative approach and determined that there were no events or circumstances to indicate that it was more likely than not that the fair value of any of our reporting units was less than their carrying values.

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

The reasonably certain lease term used in the evaluation of new leases includes renewal option periods only in instances in which the exercise of the renewal option is reasonably certain because failure to exercise such an option would result in an economic penalty. Such an economic penalty would typically result from having to abandon a building or equipment with remaining economic value upon vacating a property.

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

We record a liability for all unresolved and incurred but not reported claims at the anticipated cost that falls below our specified retention levels or per-claim deductible amounts. Our liability for insurance claims was $49.1 million and $53.5 million as of December 25, 2022 and December 26, 2021, respectively. In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, and the frequency and severity of claims. The establishment of the reserves utilizing such estimates and assumptions is in part based on the

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

premise that historical claims experience is indicative of current or future expected activity, which could differ significantly. Reserves recorded for workers’ compensation and general or liquor liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 50 basis point change in the discount rate in our insurance claim liabilities as of December 25, 2022, would have affected net earnings by $0.6 million in 2022.

Income Taxes - Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years in which we expect those temporary differences to reverse. As of December 25, 2022, tax loss carryforwards and credit carryforwards that do not have a valuation allowance are expected to be recoverable within the applicable statutory expiration periods. We currently expect to utilize general business tax credit carryforwards within a 10-year period. However, our ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in assumptions regarding our level and composition of earnings, tax laws or the deferred tax valuation allowance and the results of tax audits, may materially impact the effective income tax rate.

While we consider all of our tax positions to be fully supportable, our income tax returns, like those of most companies, are periodically audited by U.S. and foreign tax authorities. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and generally accepted accounting principles. A tax benefit from an uncertain position is recognized only if it is more likely than not that the position is sustainable based on its technical merits. For uncertain tax positions that do not meet this threshold, we recognize a liability. The liability for unrecognized tax benefits requires significant management judgment regarding exposures about our various tax positions. These assumptions and probabilities are reviewed and updated based upon new information. An unfavorable tax settlement could require the use of cash and an increase in the amount of income tax expense we recognize. As of December 25, 2022, we had $17.9 million of unrecognized tax benefits, including accrued interest and penalties, that if recognized, would impact our effective income tax rate.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted in 2022 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in commodity prices, labor inflation, interest rates and foreign currency exchange rates.

Commodity Pricing Risk

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish, and we are subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices. The related agreements may contain contractual features that limit the price paid by establishing certain price floors and caps. As of December 25, 2022, approximately 60% of our estimated 2023 annual food purchases are covered by fixed contracts, most of which are scheduled to expire during 2023.

During 2021, commodity markets began experiencing elevated levels of inflation across all proteins given strong consumer demand and product shortages due to supply chain disruptions. In addition, higher input costs across labor, fuel, freight and packaging contributed to increases as well. During 2022, we experienced 14.6% commodity inflation and anticipate mid single digits commodity inflation for 2023. Extreme changes in commodity prices or long-term changes could affect our financial results adversely. We expect that in most cases increased commodity prices could be passed through to our customers through increases in menu prices. However, if there is a time lag between the increasing commodity prices and our ability to increase menu prices, or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected. Additionally, from time to time, competitive circumstances could limit menu price flexibility, and in those cases, margins would be negatively impacted by increased commodity prices. Currently we do not use financial instruments to hedge our commodity risk.

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

Labor Inflation

Our restaurant operations are subject to federal and state minimum wage and other laws governing such matters as working conditions, overtime and tip credits. A significant number of our restaurant team members are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. During 2022, we experienced 7.8% labor cost inflation and anticipate mid single digits labor cost inflation during 2023.

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates, which could affect our consolidated balance sheet, earnings and cash flows. We manage our exposure to market risk through regular operating and financing activities and by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. As of December 25, 2022, our interest rate risk was primarily from variable interest rate changes on our revolving credit facility, which had an outstanding balance of $430.0 million.

BLOOMIN’ BRANDS, INC.
We periodically evaluate financial instruments to hedge our exposure to variable interest rates. As of December 26, 2021, we had interest rate swaps with an aggregate notional amount of $125.0 million. These swaps matured in November 2022 and as of December 25, 2022, we had no financial instruments to hedge our interest rate exposure. See Note 17 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

We utilize valuation models to estimate the effects of changing interest rates. As of December 25, 2022, a potential change from a hypothetical 150 basis point increase/decrease in short-term interest rates would increase or decrease our annual interest expense by $6.5 million.

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

For 2022, 11.4% of our revenue was generated in foreign currencies. A 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net income for our foreign entities by $54.4 million and $3.6 million, respectively.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2022 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 25, 2022.

The effectiveness of our internal control over financial reporting as of December 25, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

BLOOMIN’ BRANDS, INC.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bloomin’ Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bloomin’ Brands, Inc. and its subsidiaries (the “Company”) as of December 25, 2022 and December 26, 2021, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 25, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2022 and December 26, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments and contracts in an entity’s own equity in 2021.

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

Valuation of Insurance Reserves

As described in Notes 2 and 22 to the consolidated financial statements, the Company’s consolidated discounted insurance reserves balance was $49.1 million as of December 25, 2022. The Company carries insurance programs with specific retention levels or high per-claim deductibles for a significant portion of expected losses under its workers’ compensation, general or liquor liability, health, property and management liability insurance programs. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, management considers certain actuarial assumptions and judgments regarding economic conditions and the frequency and severity of claims. Reserves recorded for workers’ compensation and general liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

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
February 22, 2023

We have served as the Company’s auditor since 1998.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 25, 2022	DECEMBER 26, 2021
ASSETS
Current assets
Cash and cash equivalents	$84,735	$87,585
Restricted cash and cash equivalents	—	1,472
Inventories	78,124	79,112
Other current assets, net	183,718	184,623
Total current assets	346,577	352,792
Property, fixtures and equipment, net	914,142	842,012
Operating lease right-of-use assets	1,103,083	1,130,873
Goodwill	273,032	268,444
Intangible assets, net	448,326	453,412
Deferred income tax assets, net	153,118	168,068
Other assets, net	82,147	78,670
Total assets	$3,320,425	$3,294,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$183,715	$167,978
Accrued and other current liabilities	399,301	406,894
Unearned revenue	394,215	398,795
Current portion of long-term debt	1,636	10,958
Total current liabilities	978,867	984,625
Non-current operating lease liabilities	1,148,607	1,179,447
Long-term debt, net	831,656	782,107
Other long-term liabilities, net	87,386	125,242
Total liabilities	3,046,516	3,071,421
Commitments and contingencies (Note 22)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of December 25, 2022 and December 26, 2021	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 87,696,200 and 89,252,823 shares issued and outstanding as of December 25, 2022 and December 26, 2021, respectively	877	893
Additional paid-in capital	1,161,912	1,119,728
Accumulated deficit	(706,109)	(698,171)
Accumulated other comprehensive loss	(185,311)	(205,989)
Total Bloomin’ Brands stockholders’ equity	271,369	216,461
Noncontrolling interests	2,540	6,389
Total stockholders’ equity	273,909	222,850
Total liabilities and stockholders’ equity	$3,320,425	$3,294,271

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	FISCAL YEAR
	2022	2021	2020
Revenues
Restaurant sales	$4,352,695	$4,061,093	$3,144,636
Franchise and other revenues	63,813	61,292	25,925
Total revenues	4,416,508	4,122,385	3,170,561
Costs and expenses
Food and beverage costs	1,383,632	1,229,689	982,702
Labor and other related	1,226,460	1,154,623	1,005,295
Other restaurant operating	1,065,662	1,006,371	846,566
Depreciation and amortization	169,617	163,391	180,261
General and administrative	234,752	245,616	254,356
Provision for impaired assets and restaurant closings	5,964	13,737	76,354
Total costs and expenses	4,086,087	3,813,427	3,345,534
Income (loss) from operations	330,421	308,958	(174,973)
Loss on extinguishment and modification of debt	(107,630)	(2,073)	(237)
Loss on fair value adjustment of derivatives, net	(17,685)	—	—
Other (expense) income, net	(23)	26	131
Interest expense, net	(53,176)	(57,614)	(64,442)
Income (loss) before provision (benefit) for income taxes	151,907	249,297	(239,521)
Provision (benefit) for income taxes	42,704	26,384	(80,726)
Net income (loss)	109,203	222,913	(158,795)
Less: net income (loss) attributable to noncontrolling interests	7,296	7,358	(80)
Net income (loss) attributable to Bloomin’ Brands	101,907	215,555	(158,715)
Redemption of preferred stock in excess of carrying value	—	—	(3,496)
Net income (loss) attributable to common stockholders	$101,907	$215,555	$(162,211)

Net income (loss)	$109,203	$222,913	$(158,795)
Other comprehensive income (loss):
Foreign currency translation adjustment	10,169	(6,597)	(37,516)
Unrealized gain (loss) on derivatives, net of tax	573	86	(14,741)
Reclassification of adjustments for loss on derivatives included in Net income (loss), net of tax	954	7,392	9,923
Impact of terminated interest rate swaps included in Net income (loss), net of tax	8,982	4,576	—
Comprehensive income (loss)	129,881	228,370	(201,129)
Less: comprehensive income (loss) attributable to noncontrolling interests	7,296	7,358	(744)
Comprehensive income (loss) attributable to Bloomin’ Brands	$122,585	$221,012	$(200,385)

Earnings (loss) per share attributable to common stockholders:
Basic	$1.15	$2.42	$(1.85)
Diluted	$1.03	$2.00	$(1.85)
Weighted average common shares outstanding:
Basic	88,846	88,981	87,468
Diluted	98,512	107,803	87,468

Cash dividends declared per common share	$0.56	$—	$0.20

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

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT

Balance, December 26, 2021	89,253	$893	$1,119,728	$(698,171)	$(205,989)	$6,389	$222,850
Net income	—	—	—	101,907	—	7,296	109,203
Other comprehensive income, net of tax	—	—	—	100	20,678	—	20,778
Cash dividends declared, $0.56 per common share	—	—	(49,736)	—	—	—	(49,736)
Repurchase and retirement of common stock	(5,429)	(54)	—	(109,945)	—	—	(109,999)
Stock-based compensation	—	—	16,514	—	—	—	16,514
Common stock issued under stock plans (1)	1,559	15	12,940	—	—	—	12,955
Purchase of noncontrolling interests, net of tax of $489	—	—	(1,415)	—	—	(3,400)	(4,815)
Distributions to noncontrolling interests	—	—	—	—	—	(9,127)	(9,127)
Contributions from noncontrolling interests	—	—	—	—	—	1,382	1,382
Retirement of convertible senior note hedges	—	—	112,956	—	—	—	112,956
Retirement of warrants	—	—	(97,617)	—	—	—	(97,617)
Issuance of common stock from repurchase of convertible senior notes	2,313	23	48,542	—	—	—	48,565
Balance, December 25, 2022	87,696	$877	$1,161,912	$(706,109)	$(185,311)	$2,540	$273,909
________________
(1)Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2022	2021	2020

Cash flows provided by operating activities:
Net income (loss)	$109,203	$222,913	$(158,795)
Adjustments to reconcile Net income (loss) to cash provided by operating activities:
Depreciation and amortization	169,617	163,391	180,261
Amortization of debt discounts and issuance costs	3,538	4,494	10,142
Amortization of deferred gift card sales commissions	24,091	26,012	20,927
Provision for impaired assets and restaurant closings	5,964	13,737	76,354
Non-cash interest expense from terminated interest rate swaps	12,215	6,160	—
Non-cash operating lease costs	83,254	78,272	74,436
(Benefit) provision for expected credit losses and contingent lease liabilities	(1,117)	946	7,225
Inventory obsolescence and spoilage	—	—	10,169
Stock-based and other non-cash compensation expense	16,514	24,405	14,802
Deferred income tax expense (benefit)	13,748	(3,346)	(88,256)
Loss on extinguishment and modification of debt	107,630	2,073	237
Loss on fair value adjustment of derivatives, net	17,685	—	—
Other, net	3,186	(1,879)	(3,932)
Change in assets and liabilities:
Decrease (increase) in inventories	1,036	(18,210)	19,857
(Increase) decrease in other current assets	(40,370)	(58,397)	14,392
(Increase) decrease in other assets	(6,670)	(2,073)	3,688
Decrease in operating right-of-use assets, net	277	160	412
(Decrease) increase in accounts payable and accrued and other current liabilities	(40,679)	25,619	(61,638)
(Decrease) increase in unearned revenue	(4,638)	17,225	10,569
Decrease in operating lease liabilities	(82,540)	(90,387)	(50,626)
(Decrease) increase in other long-term liabilities	(1,022)	(8,660)	58,625
Net cash provided by operating activities	390,922	402,455	138,849
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	1,634	9,322	2,178
Proceeds received from company-owned life insurance	16,092	9,270	9,695
Capital expenditures	(219,691)	(122,830)	(87,842)
Other investments, net	827	(507)	(670)
Net cash used in investing activities	$(201,138)	$(104,745)	$(76,639)

		(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2022	2021	2020

Cash flows used in financing activities:
Proceeds from issuance of long-term debt	$—	$200,000	$—
Repayments of long-term debt and finance lease obligations	(196,447)	(431,166)	(26,326)
Proceeds from borrowings on revolving credit facilities	1,239,500	470,000	505,000
Repayments of borrowings on revolving credit facilities	(889,500)	(837,000)	(657,000)
Financing fees	(1,205)	(5,868)	(3,096)
Proceeds from issuance of senior notes	—	300,000	—
Issuance costs related to senior notes	—	(5,546)	(8,416)
Proceeds from issuance of convertible senior notes	—	—	230,000
Repurchase of convertible senior notes	(196,919)	—	—
Purchase of convertible note hedge	—	—	(66,240)
Proceeds from retirement of convertible senior note hedges	131,869	—	—
Proceeds from issuance of warrants	—	—	46,690
Payments for retirement of warrants	(114,825)	—	—
Proceeds (payments of taxes) from share-based compensation, net	12,955	9,850	(7)
Distributions to noncontrolling interests	(9,127)	(9,123)	(1,908)
Contributions from noncontrolling interests	1,382	1,347	451
Purchase of noncontrolling interests	(5,004)	(3)	(60)
Payments for partner equity plan	(9,292)	(9,910)	(16,906)
Repurchase of common stock	(109,152)	—	—
Cash dividends paid on common stock	(49,736)	—	(17,480)
Redemption of subsidiary preferred stock	—	—	(1,475)
Net cash used in financing activities	(195,501)	(317,419)	(16,773)
Effect of exchange rate changes on cash and cash equivalents	1,395	(1,642)	(2,174)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,322)	(21,351)	43,263
Cash, cash equivalents and restricted cash as of the beginning of the period	89,057	110,408	67,145
Cash, cash equivalents and restricted cash as of the end of the period	$84,735	$89,057	$110,408
Supplemental disclosures of cash flow information:
Cash paid for interest	$39,126	$47,036	$52,630
Cash paid for income taxes, net of refunds	$35,450	$36,336	$8,415
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$54,271	$43,363	$19,451
Leased assets obtained in exchange for new finance lease liabilities	$4,066	$1,238	$1,367
Increase in liabilities from the acquisition of property, fixtures and equipment	$12,762	$2,344	$1,152

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.           Description of the Business

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

To ensure timely reporting, the Company consolidates the results of its Brazil operations on a one-month calendar lag. There were no intervening events that would materially affect the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended December 25, 2022.

COVID-19 Pandemic - As a result of the COVID-19 pandemic (“COVID-19”), traffic was significantly reduced in the Company’s restaurants which negatively impacted its operating results during 2020. See Note 3 - COVID-19 for details regarding certain charges resulting from the COVID-19 pandemic.

During 2021, the recovery of in-restaurant dining continued while the Company retained a significant portion of the incremental off-premises volume it achieved during 2020. Internationally, COVID-19-related capacity constraints continued in 2021 during periods of increased case counts and new variants until the middle of 2022 when in-restaurant dining was operating without COVID-19-related capacity constraints.

Principles of Consolidation - All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities’ operations. The Company is a franchisor of 321 full-service restaurants and off-premises kitchens as of December 25, 2022, but does not possess any ownership interests in its franchisees and does not provide material direct financial support to its franchisees. These franchise relationships are not deemed variable interest entities and are not consolidated.

Investments in entities the Company does not control, but where the Company’s interest is between 20% and 50% and the Company has the ability to exercise significant influence over the entity, are accounted for under the equity method.

Fiscal Year - The Company utilizes a 52-53-week year ending on the last Sunday in December. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. All periods presented consisted of 52 weeks.

Use of Estimates - The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash and Cash Equivalents - Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less. Cash and cash equivalents include $41.5 million and $41.3 million, as of December 25, 2022 and December 26, 2021, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

Restricted Cash - From time to time, the Company may have short-term restricted cash balances consisting of amounts pledged for settlement of deferred compensation plan obligations.

Concentrations of Credit and Counterparty Risk - Financial instruments that potentially subject the Company to a concentration of credit risk and credit losses are through credit card and trade receivables consisting primarily of amounts due for gift card, vendor, franchise and other receivables. Gift card, vendor and other receivables consist primarily of amounts due from gift card resellers and vendor rebates. The Company considers the concentration of credit risk for gift card, vendor and other receivables to be minimal due to the payment histories and general financial condition of its gift card resellers and vendors. Amounts due from franchisees consist of initial franchise fees, royalty income and advertising fees. See Note 8 - Other Current Assets, Net for disclosure of trade receivables by category as of December 25, 2022 and December 26, 2021.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property, Fixtures and Equipment - Property, fixtures and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful life of the assets. Estimated useful lives by major asset category are generally as follows:

Buildings (1)	5 to 30 years
Furniture and fixtures	5 to 7 years
Equipment	2 to 7 years
Computer equipment and software	2 to 7 years
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

The Company capitalizes direct and indirect internal costs associated with the acquisition, development, design and construction of Company-owned restaurant locations as these costs have a future benefit to the Company. Upon restaurant opening, these costs are depreciated and charged to Depreciation and amortization expense over the reasonably certain lease term. Internal costs of $4.1 million, $3.7 million and $2.7 million were capitalized during 2022, 2021 and 2020, respectively.

For 2022 and 2021, computer equipment and software costs of $9.2 million and $3.4 million, respectively, were capitalized. As of December 25, 2022 and December 26, 2021, there was $10.1 million and $6.4 million, respectively, of unamortized computer equipment and software included in Property, fixtures and equipment, net on the Company’s Consolidated Balance Sheets.

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

The Company may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the qualitative assessment is not performed or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the fair value of the reporting unit is calculated. The carrying value of the reporting unit is compared to its calculated fair value, with any excess of carrying value over fair value deemed to be an impairment.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, foreign currency exchange rate movements, changes in energy prices and other identified risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement.

Deferred Debt Issuance Costs - For its revolving credit facility, the Company records deferred debt issuance costs related to the issuance of debt obligations in Other assets, net on its Consolidated Balance Sheets. For fees associated with all other debt obligations, the Company records deferred debt issuance costs as a reduction of Long-term debt, net.

The Company amortizes deferred debt issuance costs to interest expense over the term of the respective financing arrangement, primarily using the effective interest method. The Company amortized deferred debt issuance costs of $3.5 million, $4.5 million and $3.9 million to Interest expense, net for 2022, 2021 and 2020, respectively.

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

Share Repurchase - The par value of the repurchased shares is deducted from common stock and the excess of the purchase price over the par value of the shares is recorded to Accumulated deficit. All shares of common stock acquired through share repurchase programs are retired and restored to authorized but unissued shares of common stock.

Revenue Recognition - The Company records food and beverage revenues, net of discounts and taxes, upon delivery to the customer. Franchise-related revenues are included in Franchise and other revenues in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Royalties, which are generally a percentage of net sales of the franchisee, are recognized as revenue in the period in which the sales are reported to have occurred provided collectability is reasonably assured.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Advertising fees charged to franchisees are recognized in Franchise and other revenues in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) provided collectability is reasonably assured. Initial franchise and renewal fees are recognized over the term of the franchise agreement and renewal period, respectively. The weighted average remaining term of franchise agreements and renewal periods was approximately 12 years as of December 25, 2022.

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

The Company accounts for U.S. fixed lease and non-lease components of a restaurant facility lease as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to account for the lease assets and liabilities. Leases with an initial term of 12 months or less are not recorded on its Consolidated Balance Sheets and are recognized on a straight-line basis over the lease term within Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably certain. Operating lease rent expense for open Company-owned restaurants is recorded in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Payments received from landlords as incentives for leasehold improvements are recorded as a

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

reduction of the right-of-use asset and amortized on a straight-line basis over the term of the lease as a reduction of rent expense.

In April 2020, the FASB issued a question-and-answer document focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19 (the “Lease Modification Q&A”). The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease when the total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. The Company elected this practical expedient for COVID-19-related rent concessions, primarily rent deferrals or rent abatements, and elected not to remeasure the related lease liability and right-of-use asset for those leases. Rent deferrals are accrued with no impact to straight-line rent expense. Rent abatements are recognized as a reduction of variable rent expense in the month they occur. This election will continue while these concessions are in effect.

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

Advertising Costs - Advertising production costs are expensed in the period when the advertising first occurs. All other advertising costs are expensed in the period in which the costs are incurred. Advertising expense of $94.0 million, $59.7 million and $67.3 million for 2022, 2021 and 2020, respectively, was recorded in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Legal Costs - Settlement costs are accrued when they are deemed probable and reasonably estimable. Legal fees are recognized as incurred and are reported in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Research and Development Expenses (“R&D”) - R&D is expensed as incurred in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). R&D primarily consists of payroll and benefit costs. R&D was $2.7 million, $2.6 million and $2.4 million for 2022, 2021 and 2020, respectively.

Partner Compensation - In addition to base salary, Market Vice Presidents, Area Operating Partners, Restaurant Managing Partners and Chef Partners generally receive performance-based bonuses for providing management and supervisory services to their restaurants, certain of which may be based on a percentage of their restaurants’ monthly operating results or cash flows and/or total controllable income (“Monthly Payments”).

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

Beginning in 2021, performance-based share units (“PSUs”) issued by the Company include a relative total shareholder return (“Relative TSR”) modifier to the final payout outcome, which can adjust the payout percentage based on the achieved performance metric. The Relative TSR is measured by comparing the Company’s Relative TSR to that of the constituents of the S&P 1500 Restaurants index.

Basic and Diluted Earnings (Loss) per Share - The Company computes basic earnings (loss) per share based on the weighted average number of common shares that were outstanding during the period. Except where the result would be antidilutive, diluted earnings per share includes the dilutive effect of common stock equivalents, consisting of stock options, restricted stock units, performance-based share units and warrants, measured using the treasury stock method, and the Company’s convertible senior notes, measured using the if-converted method. PSUs are considered dilutive when the related performance criterion has been met.

The Company has provided the trustee of the Company’s convertible senior notes due 2025 (the “2025 Notes”) notice of its irrevocable election under the 2025 Notes indenture to settle the principal portion of the 2025 Notes upon conversion in cash and any excess in shares. As a result, only the amounts in excess of the principal amount, if applicable, are considered in diluted earnings per share.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Recently Adopted Financial Accounting Standards - During the thirteen weeks ended December 25, 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which requires financial statement footnote disclosure regarding government assistance accounted for by applying a grant or contribution accounting model by analogy. See Note 3 - COVID-19 for information regarding COVID-19-related government assistance.

On December 28, 2020, the Company adopted ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” (“ASU No. 2020-06”) which removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. ASU No. 2020-06 also requires the application of the if-converted method for calculating the diluted earnings per share impact of the 2025 Notes. The Company adopted ASU No. 2020-06 using the modified retrospective approach which resulted in a cumulative-effect adjustment that increased (decreased) the following Consolidated Balance Sheet accounts during the first quarter of 2021:

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

After adopting ASU No. 2020-06, the 2025 Notes are reflected entirely as a liability since the embedded conversion feature is no longer separately presented within stockholders’ equity.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.    COVID-19

COVID-19 Charges - Following is a summary of the charges recorded in connection with the COVID-19 pandemic for the period indicated (dollars in thousands):

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
		$124,508
________________
(1)Represents relief pay for U.S. hourly employees impacted by the closure of dining rooms, net of employee retention tax credits earned. See COVID-19 Government Assistance below for further discussion regarding employee retention credits earned.
(2)Represents additional contingent liabilities recorded for lease guarantees related to certain former restaurant locations now operated by franchisees or other third parties.
(3)Includes additional reserves to reflect an increase in expected credit losses, primarily related to franchise receivables.
(4)Includes impairments resulting from the remeasurement of assets utilizing projected future cash flows revised for then-current economic conditions, restructuring charges, the closure of certain restaurants and in connection with the Out West Resolution Agreement. See Note 5 - Impairments and Exit Costs and Note 4 - Revenue Recognition, for details regarding COVID-19 Restructuring costs and the Out West Resolution Agreement, respectively.
(5)Includes impairment of goodwill for the Company’s Hong Kong subsidiary. See Note 10 - Goodwill and Intangible Assets, Net for details regarding impairment of goodwill.

COVID-19 Government Assistance - During 2020, the Company recorded $19.6 million of COVID-19-related government assistance primarily in connection with the Employee Retention Credit (“ERC”) provided under the Coronavirus, Aid, Relief and Economic Security (“CARES”) Act, substantially all of which was recorded in Labor and other related expenses in its Consolidated Statements of Operations and Comprehensive Income (Loss). The Company filed ERC claims for relief pay paid to employees impacted by government mandated dining room closures or capacity restrictions and quarantine pay. The Company also received subsidies from the Hong Kong government primarily provided to help offset the cost of retaining employees. During 2022 and 2021, the Company recognized immaterial government assistance in connection with payments received for these programs.

As there was no authoritative guidance under U.S. GAAP on accounting for government assistance provided to for-profit business entities, the Company accounted for government assistance by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company recognized assistance under each program when it met the program terms for assistance and receipt of assistance was reasonably assured. Government assistance is generally recorded as a deduction to the related expenses or losses that the grants are intended to compensate.

During the periods presented, the Company did not receive any Paycheck Protection Program loans, a program under the CARES Act providing loans to assist entities with paying their payroll and other costs.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Revenues
Restaurant sales	$4,352,695	$4,061,093	$3,144,636
Franchise and other revenues
Franchise revenues	49,687	45,520	21,195
Other revenues (1)	14,126	15,772	4,730
Total Franchise and other revenues	63,813	61,292	25,925
Total revenues	$4,416,508	$4,122,385	$3,170,561
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

The following table includes the disaggregation of Restaurant sales and franchise revenues, by restaurant concept and major international market for the periods indicated:

	FISCAL YEAR
	2022		2021		2020
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$2,240,432	$31,418	$2,175,909	$29,725	$1,760,071	$9,898
Carrabba’s Italian Grill	676,467	2,938	653,231	2,439	497,212	1,309
Bonefish Grill	559,583	662	544,068	641	396,193	346
Fleming’s Prime Steakhouse & Wine Bar	374,388	—	332,607	—	209,564	—
Other	12,146	49	9,033	9	6,507	—
U.S. total	3,863,016	35,067	3,714,848	32,814	2,869,547	11,553
International
Outback Steakhouse - Brazil	405,866	—	258,997	—	206,280	—
Other (1)	83,813	14,620	87,248	12,706	68,809	9,642
International total	489,679	14,620	346,245	12,706	275,089	9,642
Total	$4,352,695	$49,687	$4,061,093	$45,520	$3,144,636	$21,195
____________________
(1)Includes Restaurant sales for the Company-owned Outback Steakhouse restaurants outside of Brazil and Abbraccio restaurants in Brazil. Franchise revenues primarily include revenues from franchised Outback Steakhouse restaurants.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Other current assets, net
Deferred gift card sales commissions	$17,755	$17,793

Unearned revenue
Deferred gift card revenue	$386,495	$387,945
Deferred loyalty revenue	5,628	9,386
Deferred franchise fees - current	460	443
Other	1,632	1,021
Total Unearned revenue	$394,215	$398,795

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,126	$4,280

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Balance, beginning of the period	$17,793	$19,300	$18,554
Deferred gift card sales commissions amortization	(24,091)	(26,012)	(20,927)
Deferred gift card sales commissions capitalization	26,743	26,625	22,923
Other	(2,690)	(2,120)	(1,250)
Balance, end of the period	$17,755	$17,793	$19,300

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Balance, beginning of the period	$387,945	$373,048	$358,757
Gift card sales	326,603	330,841	306,016
Gift card redemptions	(310,017)	(298,397)	(277,675)
Gift card breakage	(18,036)	(17,547)	(14,050)
Balance, end of the period	$386,495	$387,945	$373,048

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Franchisee Deferred Payment Agreement - On December 27, 2020, the Company entered into an agreement (the “Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), who currently franchises 79 Outback Steakhouse restaurants in the western United States, primarily in California. The Resolution Agreement ends on December 31, 2023 or upon the earlier occurrence of certain specified events, including the sale of all or substantially all of the assets or equity of Out West, bankruptcy or a liquidation event (“Qualifying Event”) (the “Forbearance Period”). Prior to the Resolution Agreement, Out West was in default of its franchise agreements for nonpayment of certain amounts due, and simultaneously in default of its credit agreement with its lenders primarily due to the significant impact of the COVID-19 pandemic. Under the terms of the Resolution Agreement, the Company agreed to:

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

At the time of the Resolution Agreement, no amounts previously waived or reflected in the Initial Deferred Balance had been recorded as a receivable or revenue, with the exception of a $3.1 million receivable balance that had been previously fully reserved. Collections of the Initial Deferred Balance, and any future amounts due under the Resolution Agreement or the Company’s franchise agreements after November 22, 2020, will be recognized if collectability is reasonably assured which is typically upon receipt of cash. Since the execution of the Resolution Agreement, all current royalties and obligated amounts were collected, with the exception of $3.0 million of royalties during the thirteen weeks ended December 25, 2022 which were in excess of Out West’s calculation of Available Cash under the Forbearance Agreement. The Company recorded an allowance for expected credit losses against a portion of these uncollected amounts during the thirteen weeks ended December 25, 2022. See Note 20 - Allowance for Expected Credit Losses for additional details.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.     Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Impairment losses
U.S. (1)	$3,942	$11,945	$65,129
International (1)(2)	1,537	1,186	3,468
Corporate (3)	7	270	6,226
Total impairment losses	5,486	13,401	74,823
Restaurant closure charges (benefits)
U.S. (1)	478	422	1,358
International (1)	—	(86)	173
Total restaurant closure charges	478	336	1,531
Provision for impaired assets and restaurant closings	$5,964	$13,737	$76,354
____________________
(1)U.S. and international impairment and closure charges during 2020 primarily relate to the COVID-19 pandemic, including charges related to the COVID-19 Restructuring discussed below and the Out West Resolution Agreement. See Note 3 - COVID-19 for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.
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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accrued Facility Closure and Other Costs Rollforward - The following table is a rollforward of the Company’s closed facility lease liabilities and other accrued costs associated with the closure and restructuring initiatives for the period indicated:

FISCAL YEAR
(dollars in thousands)	2022
Balance, beginning of the period	$8,485
Cash payments	(3,296)
Accretion	558
Adjustments	(271)
Balance, end of the period (1)	$5,476
________________
(1)As of December 25, 2022, the Company had exit-related accruals related to certain closure and restructuring initiatives of $1.3 million recorded in Accrued and other current liabilities and $4.2 million recorded in Non-current operating lease liabilities on its Consolidated Balance Sheet.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the computation of basic and diluted earnings (loss) per share attributable to common stockholders for the periods indicated:

	FISCAL YEAR
(in thousands, except per share data)	2022	2021	2020
Net income (loss) attributable to Bloomin’ Brands	$101,907	$215,555	$(158,715)
Redemption of preferred stock in excess of carrying value (1)	—	—	(3,496)
Net income (loss) attributable to common stockholders	101,907	215,555	(162,211)
Convertible senior notes if-converted method interest adjustment, net of tax (2)	—	345	—
Diluted net income (loss) attributable to common stockholders	$101,907	$215,900	$(162,211)

Basic weighted average common shares outstanding	88,846	88,981	87,468

Effect of dilutive securities:
Stock options	261	779	—
Nonvested restricted stock units	182	355	—
Nonvested performance-based share units	180	61	—
Convertible senior notes (2)(3)	6,089	11,377	—
Warrants (3)	2,954	6,250	—
Diluted weighted average common shares outstanding	98,512	107,803	87,468

Basic earnings (loss) per share attributable to common stockholders	$1.15	$2.42	$(1.85)
Diluted earnings (loss) per share attributable to common stockholders	$1.03	$2.00	$(1.85)
________________
(1)Consideration paid in excess of carrying value for the redemption of its Abbraccio preferred stock is considered a deemed dividend and, for purposes of calculating earnings (loss) per share, reduces net income attributable to common stockholders. See Note 16 - Stockholders’ Equity for additional details.
(2)Adjustment for interest related to the 2025 Notes weighted for the portion of the period prior to the Company’s election under the 2025 Notes indenture to settle the principal portion of the 2025 Notes in cash. Effective with the Company’s election, there will be no further numerator adjustments for interest or denominator adjustments for shares required to settle the principal portion.
(3)During 2022, the Company repurchased $125.0 million of the 2025 Notes and retired the corresponding portion of the related warrants. See Note 14 - Convertible Senior Notes for additional details. Due to the Company’s net loss during 2020, dilutive excess shares, if applicable, and warrants were excluded from the computation of diluted loss per share as their effect would be antidilutive.

Share-based compensation-related weighted average securities outstanding not included in the computation of net earnings (loss) per share attributable to common stockholders because their effect was antidilutive were as follows for the periods indicated:

	FISCAL YEAR
(shares in thousands)	2022	2021	2020
Stock options	1,849	751	5,155
Nonvested restricted stock units	192	128	682
Nonvested performance-based share units	461	377	514

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.           Stock-based and Deferred Compensation Plans

Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Performance-based share units (1)	$8,176	$13,821	$2,414
Restricted stock units	7,687	8,184	8,559
Stock options	503	2,286	3,743
	$16,366	$24,291	$14,716
________________
(1)For 2022, includes a cumulative life-to-date adjustment to decrease expense for PSUs granted in fiscal year 2020 based on Company performance against criteria set forth in the award agreements. For 2021, includes a cumulative life-to-date adjustment to increase expense for PSUs granted in fiscal years 2019, 2020 and 2021 based on Company performance against criteria set forth in the award agreements.

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

The following table presents a summary of the Company’s PSU activity:

(in thousands, except per unit data)	PERFORMANCE-BASED SHARE UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT	AGGREGATE INTRINSIC VALUE (1)
Outstanding as of December 26, 2021	759	$23.11	$15,896
Granted	313	$26.10
Performance Adjustment (2)	169	$19.69
Vested	(338)	$19.69
Forfeited	(29)	$23.30
Outstanding as of December 25, 2022	874	$24.83	$18,323
Expected to vest as of December 25, 2022	1,275		$26,715
________________
(1)Based on the $20.95 and $20.96 share price of the Company’s common stock on December 23, 2021 and 2022, the last trading day of 2022 and 2021, respectively.
(2)Represents adjustment to 200% payout for PSUs granted during 2019.

Prior to 2021, the fair value of PSUs was based on the closing price of the Company’s common stock on the grant date. During 2022 and 2021, the Company granted PSUs subject to final payout modification by a Relative TSR modifier. This Relative TSR modifier can adjust the final payout outcome by 75%, 100% or 125% of the achieved performance metric, with the overall payout capped at 200% of the annual target grant. These PSUs have a three-year cliff vesting period and their fair value was estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the closing price of the Company’s common stock on the date of the grant.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the periods indicated:

	FISCAL YEAR
	2022	2021
Assumptions:
Risk-free interest rate (1)	1.64%	0.20%
Dividend yield (2)	2.31%	—%
Volatility (3)	49.11%	48.45%
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term.
(3)Based on the historical volatility of the Company’s stock over the last seven years.

The following represents PSU compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands, except grant date fair value data)	2022	2021	2020
Weighted average grant date fair value for PSUs granted (1)	$26.10	$29.73	$19.96

Intrinsic value for PSUs vested	$7,626	$3,768	$6,550
Fair value of PSUs vested	$6,646	$3,401	$4,809
Tax benefits for PSU compensation expense	$348	$134	$1,570

Unrecognized PSU expense	$11,955
Remaining weighted average vesting period (2)	1.2 years
________________
(1)Represents a premium above the per share value of the Company’s common stock for the Relative TSR modifier as of the grant date of 7.9% and 14.3% for grants during 2022 and 2021, respectively.
(2)PSUs typically vest after three years.

Restricted Stock Units (“RSUs”) - RSUs generally vest over a period of three years in an equal number of shares each year. Following is a summary of the Company’s RSU activity:

(in thousands, except per unit data)	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT	AGGREGATE INTRINSIC VALUE (1)
Outstanding as of December 26, 2021	730	$21.16	$15,298
Granted	364	$21.59
Vested	(396)	$20.27
Forfeited	(41)	$24.69
Outstanding as of December 25, 2022 (2)	657	$21.72	$13,776
________________
(1)Based on the $20.95 and $20.96 share price of the Company’s common stock on December 23, 2021 and 2022, the last trading day of 2022 and 2021, respectively.
(2)All RSUs outstanding as of December 25, 2022 are expected to vest.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following represents RSU compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands, except grant date fair value data)	2022	2021	2020
Weighted average grant date fair value for RSUs granted (1)	$21.59	$25.93	$16.66

Intrinsic value of RSUs vested	$9,070	$13,482	$8,183
Fair value of RSUs vested	$8,025	$9,434	$8,973
Tax benefits for RSU compensation expense	$1,113	$1,592	$1,614

Unrecognized RSU expense	$8,389
Remaining weighted average vesting period	1.8 years
________________
(1)The weighted average dividend yield was 2.43% and 2.11% for 2022 and 2020, respectively. There were no dividends in 2021.

Stock Options - Stock options generally vest and become exercisable over a period of four years in an equal number of shares each year. Stock options have an exercisable life of no more than ten years from the date of grant. The Company settles stock option exercises with authorized but unissued shares of the Company’s common stock.

The following table presents a summary of the Company’s stock option activity:

(in thousands, except exercise price and contractual life data)	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 26, 2021	4,276	$20.42	4.7	$7,304
Exercised	(1,044)	$17.15
Forfeited or expired	(44)	$24.89
Outstanding as of December 25, 2022 (1)	3,188	$21.43	4.0	$3,337
Exercisable as of December 25, 2022	3,149	$21.46	4.0	$3,244
________________
(1)No stock options were granted during 2022.

The following represents stock option compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Intrinsic value of options exercised	$6,367	$8,419	$2,201
Cash received from option exercises, net of tax withholding	$17,888	$14,951	$4,609
Fair value of stock options vested	$7,645	$19,246	$16,468
Tax benefits for stock option compensation expense	$1,495	$1,942	$535

As of December 25, 2022, the maximum number of shares of common stock available for issuance for equity instruments pursuant to the 2020 Omnibus Incentive Compensation Plan was 7,935,988.

Deferred Compensation Plans

U.S. Partner Deferred Compensations Plans - Certain U.S. Partners may participate in deferred compensation programs that are subject to the rules of Section 409A of the Internal Revenue Code. The Company may invest in corporate-owned life insurance policies, which are held within an irrevocable grantor or rabbi trust account for settlement of certain of the obligations under the deferred compensation plans. The deferred compensation obligation due to U.S. Partners under these plans was $3.5 million and $15.5 million as of December 25, 2022 and

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

December 26, 2021, respectively. The rabbi trust is funded through the Company’s voluntary contributions and was fully funded as of December 25, 2022.

401(k) Plan - The Company has a qualified defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company incurred contribution costs of $5.6 million, $6.1 million and $5.5 million for the 401(k) Plan for 2022, 2021 and 2020, respectively.

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

8.           Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Prepaid expenses	$29,343	$21,194
Accounts receivable - gift cards, net (1)	85,606	91,248
Accounts receivable - vendors, net (1)	25,385	11,793
Accounts receivable - franchisees, net (1)	2,550	1,701
Accounts receivable - other, net (1)	18,408	18,353
Deferred gift card sales commissions	17,755	17,793
Company-owned life insurance (2)	—	17,244
Other current assets, net	4,671	5,297
	$183,718	$184,623
________________
(1)See Note 20 - Allowance for Expected Credit Losses for a rollforward of the related allowance for expected credit losses.
(2)During 2022, the Company withdrew the current portion of its Company-owned life insurance policies to pay deferred compensation obligations.

9.     Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Land	$37,596	$38,417
Buildings	1,223,403	1,167,811
Furniture and fixtures	489,895	460,768
Equipment	739,136	641,715
Construction in progress	41,723	47,822
Less: accumulated depreciation	(1,617,611)	(1,514,521)
	$914,142	$842,012

Depreciation and repair and maintenance expense are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Depreciation expense	$163,445	$157,386	$173,342
Repair and maintenance expense	$116,318	$104,209	$88,829

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.     Goodwill and Intangible Assets, Net

Goodwill - The following table is a rollforward of goodwill for the periods indicated:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 27, 2020	$170,657	$100,507	$271,164
Translation adjustments	—	(2,720)	(2,720)
Balance as of December 26, 2021	170,657	97,787	268,444
Translation adjustments	—	4,588	4,588
Balance as of December 25, 2022	$170,657	$102,375	$273,032

The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated:

	DECEMBER 25, 2022		DECEMBER 26, 2021		DECEMBER 27, 2020
(dollars in thousands)	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS
U.S.	$838,827	$(668,170)	$838,827	$(668,170)	$838,827	$(668,170)
International	222,258	(119,883)	217,670	(119,883)	220,390	(119,883)
Total goodwill	$1,061,085	$(788,053)	$1,056,497	$(788,053)	$1,059,217	$(788,053)

The COVID-19 outbreak was considered a triggering event during the first quarter of 2020, indicating that the carrying amount of goodwill may not be recoverable. As a result, the Company performed a quantitative assessment for its four U.S. and three international reporting units to determine whether a reporting unit was impaired. Based on this assessment, which utilized a discounted cash flow analysis, the Company recorded full impairment of goodwill related to its Hong Kong reporting unit of $2.0 million within the international segment during the first quarter of 2020. Impairment was not recorded for any of the Company’s other reporting units as a result of the quantitative assessment.

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets each year during the second quarter. The Company’s 2022 and 2021 assessments utilized a qualitative approach. As a result of these assessments, the Company did not record any goodwill asset impairment charges during 2022 or 2021. Since the Company performed a quantitative assessment on the last day of the first quarter of 2020, as described above, the Company utilized the same assumptions and analysis in performing a quantitative annual assessment in its second quarter and concluded that no additional impairment was required.

Intangible Assets, net - Intangible assets, net, consisted of the following as of the periods indicated:

	WEIGHTED AVERAGE REMAINING AMORTIZATION PERIOD (in years)	DECEMBER 25, 2022			DECEMBER 26, 2021
(dollars in thousands)		GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE	GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Trade names	Indefinite	$414,716		$414,716	$414,716		$414,716
Trademarks	6	81,952	$(59,675)	22,277	81,951	$(55,736)	26,215
Reacquired franchise rights	8	34,602	(23,269)	11,333	31,944	(19,463)	12,481
Total intangible assets	7	$531,270	$(82,944)	$448,326	$528,611	$(75,199)	$453,412

The Company did not record any indefinite-lived intangible asset impairment charges during the periods presented.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Definite-lived intangible assets are amortized on a straight-line basis. The following table presents the aggregate expense related to the amortization of the Company’s trademarks and reacquired franchise rights for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Amortization expense	$6,172	$6,005	$6,919

The following table presents expected annual amortization of intangible assets as of December 25, 2022:

(dollars in thousands)
2023	$5,891
2024	$5,752
2025	$5,408
2026	$5,293
2027	$3,554

11.           Other Assets, Net

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Company-owned life insurance	$27,789	$30,970
Deferred debt issuance costs (1)	5,505	5,861
Liquor licenses	23,454	23,266
Other assets	25,399	18,573
	$82,147	$78,670
________________
(1)Net of accumulated amortization of $10.1 million and $8.5 million as of December 25, 2022 and December 26, 2021, respectively.

12.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Accrued rent and current operating lease liabilities	$187,136	$181,636
Accrued payroll and other compensation (1)	84,075	105,095
Accrued insurance	20,932	22,017
Other current liabilities	107,158	98,146
	$399,301	$406,894
________________
(1)During 2022, accrued payroll and other compensation decreased primarily due to payment of deferred compensation obligations and a decrease in incentive compensation.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.           Long-term Debt, Net

Following is a summary of outstanding long-term debt as of the periods indicated:

	DECEMBER 25, 2022		DECEMBER 26, 2021
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior Secured Credit Facility:
Term loan A (1)	$—		$195,000	1.60%
Revolving credit facility (2)	430,000	5.79%	80,000	3.75%
Total Senior Secured Credit Facility	430,000		275,000
2025 Notes (3)	105,000	5.00%	230,000	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Finance lease liabilities	5,976		2,376
Less: unamortized debt discount and issuance costs (4)	(6,493)		(14,157)
Less: finance lease interest	(1,191)		(154)
Total debt, net	833,292		793,065
Less: current portion of long-term debt	(1,636)		(10,958)
Long-term debt, net	$831,656		$782,107
________________
(1)Interest rate represents the weighted average interest rate.
(2)Interest rate represents the weighted average interest rate as of December 25, 2022 and the base rate option elected in anticipation of impending repayment as of December 26, 2021. Subsequent to December 25, 2022, the Company repaid $80.0 million on its revolving credit facility.
(3)During 2022, the Company repurchased $125.0 million of the 2025 Notes. See Note 14 - Convertible Senior Notes for details regarding the 2025 Notes and related hedge and warrant transactions.
(4)In connection with the Amended Credit Agreement and the partial repurchase of the 2025 Notes, $5.7 million of debt issuance costs were written off during 2022. See Note 14 - Convertible Senior Notes for details regarding the partial repurchase of the 2025 Notes.

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

On April 26, 2022, the Company and OSI entered into the First Amendment to the Second Amended and Restated Credit Agreement and Incremental Amendment (the “Amended Credit Agreement”), which included an increase of the Company’s existing revolving credit facility from $800.0 million to $1.0 billion and a transition from the London Inter-Bank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) as the benchmark rate for purposes of calculating interest under the Senior Secured Credit Facility. At closing, an incremental $192.5 million was drawn on the revolving credit facility to fully repay the outstanding balance of Term loan A. The total indebtedness of the Company remained unchanged as a result of the Amended Credit Agreement.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The transition to SOFR did not materially impact the interest rate applied to the Company’s borrowings. No other material changes were made to the terms of the Company’s Credit Agreement as a result of the Amended Credit Agreement.

Fees on letters of credit and daily unused availability under the revolving credit facility are 150 to 250 basis points and 25 to 40 basis points, respectively.

The commitments under the Senior Secured Credit Facility may be increased in an aggregate principal amount of up to: (i) $225.0 million or (ii) at the Company’s option, up to an unlimited amount of incremental facilities, so long as the Consolidated Senior Secured Net Leverage Ratio, as defined in the Amended Credit Agreement, is no more than 3.00 to 1.00 as of the last day of the most recent period of four consecutive fiscal quarters ended.

The Amended Credit Agreement limits, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to incur additional indebtedness; make significant payments; sell assets; pay dividends and other restricted payments; make certain investments; acquire certain assets; effect mergers and similar transactions; and effect certain other transactions with affiliates.

Total Net Leverage Ratio (“TNLR”) is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net of cash, excluding the 2025 Notes) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Amended Credit Agreement). The Amended Credit Agreement requires a TNLR not to exceed 4.50 to 1.00.

As of December 25, 2022 and December 26, 2021, the Company was in compliance with its debt covenants.

2029 Notes - On April 16, 2021, the Company and its wholly-owned subsidiary OSI, as co-issuers, issued $300.0 million aggregate principal amount of senior unsecured notes due 2029 (the “2029 Notes”).

The 2029 Notes were issued pursuant to an Indenture, dated April 16, 2021 (the “Indenture”), by and among the Company, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee. The 2029 Notes are guaranteed by each of the Company’s existing and future domestic restricted subsidiaries (other than OSI) that are guarantors or borrowers under its Senior Secured Credit Facility or certain other indebtedness. The 2029 Notes mature on April 15, 2029, unless earlier redeemed or purchased by the Company. The 2029 Notes bear cash interest at an annual rate of 5.125% payable semi-annually in arrears on April 15 and October 15 of each year.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The net proceeds from the 2029 Notes offering were approximately $294.5 million, after deducting the initial purchaser’s discount and the Company’s offering expenses. The net proceeds were used to repay a portion of the Company’s outstanding Term loan A and revolving credit facility in conjunction with the refinancing of its Former Credit Facility.

Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of the period indicated:

(dollars in thousands)	DECEMBER 25, 2022
2023	$1,674
2024	1,275
2025	105,821
2026	430,426
2027	338
Thereafter	301,442
Total payments	840,976
Less: unamortized debt discount and issuance costs	(6,493)
Less: finance lease interest	(1,191)
Total principal payments	$833,292

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

Prior to the close of business on the business day immediately preceding November 1, 2024, holders may convert all or a portion of their 2025 Notes under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events or distributions on the Company’s common stock; (iv) if the Company calls the 2025 Notes for redemption and (v) at any time from, and including November 1, 2024 until the close of business on the second scheduled trading day immediately before the maturity date.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2025 Notes for cash at a price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest. Holders of 2025 Notes who convert their 2025 Notes in connection with a notice of redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2025 Notes.

Based on the daily closing prices of the Company’s stock during the quarter ended December 25, 2022, holders of the 2025 Notes are eligible to convert their 2025 Notes during the first quarter of 2023. The Company has provided the trustee of the 2025 Notes notice of its irrevocable election under the 2025 Notes indenture to settle the principal portion of the 2025 Notes upon conversion in cash and any excess in shares.

On May 25, 2022, the Company entered into exchange agreements (the “Exchange Agreements”) with certain holders (the “Noteholders”) of the 2025 Notes. The Noteholders agreed to exchange $125.0 million in aggregate principal amount of the Company’s outstanding 2025 Notes for $196.9 million in cash, plus accrued interest, and approximately 2.3 million shares of the Company’s common stock (the “2025 Notes Partial Repurchase”). Under the Exchange Agreements, the total amount of cash paid and number of shares of common stock issued by the Company were based upon the volume-weighted average price per share of the Company’s common stock during a ten-trading day averaging period ending on June 14, 2022. Upon entering into the Exchange Agreements, the conversion feature related to the 2025 Notes repurchased, as well as the settlements of the related convertible senior note hedges and warrants, were subject to derivative accounting. In connection with the 2025 Notes Partial Repurchase, the Company recognized a loss on extinguishment of debt of $104.7 million and a loss on fair value adjustment of derivatives, net of $17.7 million, and recorded a $48.5 million increase to Additional paid-in capital during 2022.

In connection with dividends paid during 2022, the conversion rate for the remaining 2025 Notes decreased to approximately $11.59 per share, which represents 86.267 shares of common stock per $1,000 principal amount of the 2025 Notes, or a total of approximately 9.058 million shares.

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Long-term debt, net
Principal	$105,000	$230,000
Less: debt issuance costs (1)	(1,939)	(5,898)
Net carrying amount	$103,061	$224,102
________________
(1)Debt issuance costs are amortized to Interest expense, net using the effective interest method over the 2025 Notes’ expected life. During 2022, the Company wrote off $2.8 million of debt issuance costs as a result of the 2025 Notes Partial Repurchase.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Following is a summary of interest expense for the 2025 Notes, by component for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Coupon interest	$8,080	$11,500	$7,443
Deferred discount amortization	—	—	6,275
Debt issuance cost amortization	1,156	1,557	569
Total interest expense (1)	$9,236	$13,057	$14,287
________________
(1)The effective rate of the 2025 Notes over their expected life was 5.85% for 2022 and 2021 and 13.73% for 2020.

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

In connection with the 2025 Notes Partial Repurchase, the Company entered into partial unwind agreements with certain financial institutions relating to a portion of the convertible note hedge transactions (the “Note Hedge Early Termination Agreements”) and a portion of the Warrant Transactions (the “Warrant Early Termination Agreements”) that were previously entered into by the Company in connection with the issuance of the 2025 Notes. Upon settlement, the Company received $131.9 million for the Note Hedge Early Termination Agreements and paid $114.8 million for the Warrant Early Termination Agreements. In connection with the Note Hedge Early Termination Agreements and the Warrant Early Termination Agreements the Company recorded a $113.0 million increase and a $97.6 million decrease, respectively, to Additional paid-in capital during 2022.

The remaining Warrant Transactions have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. In connection with dividends paid during 2022, the strike price for the remaining Warrant Transactions decreased to $16.23.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Accrued insurance liability	$28,133	$31,517
Deferred payroll tax liabilities (1)	—	27,302
Deferred compensation obligations	31,608	37,514
Other long-term liabilities	27,645	28,909
	$87,386	$125,242
_______________
(1)During 2022, the Company made a payment of $27.3 million related to payroll taxes deferred under the CARES Act.

16.         Stockholders’ Equity

Share Repurchases - On February 8, 2022, the Company’s Board of Directors (the “Board”) approved a share repurchase program (the “2022 Share Repurchase Program”) under which the Company was authorized to repurchase up to $125.0 million of its outstanding common stock. The 2022 Share Repurchase Program will expire on August 9, 2023. As of December 25, 2022, $15.0 million remained available for repurchase under the 2022 Share Repurchase Program. Following is a summary of the shares repurchased under the 2022 Share Repurchase Program during fiscal year 2022:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
First fiscal quarter	551	$21.26	$11,702
Second fiscal quarter	1,761	$20.30	35,749
Third fiscal quarter	1,746	$19.21	33,549
Fourth fiscal quarter	1,371	$21.15	28,999
Total common stock repurchases (1)	5,429	$20.26	$109,999
________________
(1)Subsequent to December 25, 2022, the Company repurchased 644 thousand shares of its common stock for $15.0 million under a Rule 10b5-1 plan.

On February 7, 2023, the Company’s Board approved a new $125.0 million authorization (the “2023 Share Repurchase Program”). The 2023 Share Repurchase Program will expire on August 7, 2024.

Dividends - The Company declared and paid dividends per share during the periods presented as follows:

	DIVIDENDS PER SHARE		AMOUNT
	FISCAL YEAR		FISCAL YEAR
(dollars in thousands, except per share data)	2022	2020	2022	2020
First fiscal quarter	$0.14	$0.20	$12,559	$17,480
Second fiscal quarter	0.14	—	12,418	—
Third fiscal quarter	0.14	—	12,475	—
Fourth fiscal quarter	0.14	—	12,284	—
Total cash dividends declared and paid	$0.56	$0.20	$49,736	$17,480

On February 7, 2023, the Board declared a quarterly cash dividend of $0.24 per share, payable on March 15, 2023 to shareholders of record at the close of business on March 1, 2023.

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

Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Foreign currency translation adjustment	$(185,311)	$(195,480)
Unrealized loss on derivatives, net of tax	—	(10,509)
Accumulated other comprehensive loss	$(185,311)	$(205,989)

Following are the components of Other comprehensive income (loss) attributable to Bloomin’ Brands for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Foreign currency translation adjustment	$10,169	$(6,597)	$(36,852)

Unrealized gain (loss) on derivatives, net of tax (1)	573	86	(14,741)
Reclassification of adjustments for loss on derivatives included in Net income (loss), net of tax (2)	954	7,392	9,923
Impact of terminated interest rate swaps included in Net income (loss), net of tax (2)	8,982	4,576	—
Total gain (loss) on derivatives, net of tax	10,509	12,054	(4,818)
Other comprehensive income (loss) attributable to Bloomin’ Brands	$20,678	$5,457	$(41,670)
________________
(1)Unrealized loss on derivatives during 2020 is net of tax of $5.1 million.
(2)See Note 17 - Derivative Instruments and Hedging Activities for the tax impact of reclassifications and the terminated swaps.

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
Designated Hedges
Cash Flow Hedges of Interest Rate Risk - In October 2018, the Company entered into variable-to-fixed interest rate swap agreements with 12 counterparties to hedge a portion of the cash flows of the Company’s variable rate debt (the “2018 Swap Agreements”). The 2018 Swap Agreements had an aggregate notional amount of $550.0 million and matured on November 30, 2022. Under the terms of the 2018 Swap Agreements, the Company paid a weighted average fixed rate of 3.04% on the notional amount and received payments from the counterparties based on the one-month LIBOR rate.

In connection with the refinancing of its Former Credit Facility, on April 16, 2021 the Company terminated its variable-to-fixed interest rate swap agreements with seven counterparties having an aggregate notional amount of $275.0 million for a payment of approximately $13.3 million, including accrued interest. Following these terminations, $13.4 million of unrealized losses related to the terminated swap agreements included in AOCL were amortized on a straight-line basis to Interest expense, net over the remaining original term of the terminated swaps.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As a result of the Company’s anticipated decrease in variable rate debt balances due to significant voluntary debt payments, on December 9, 2021 the Company terminated its variable-to-fixed interest rate swap agreements with three counterparties having an aggregate notional amount of $150.0 million for a payment of approximately $4.1 million, including accrued interest. Following these terminations, $4.1 million of unrealized losses related to the terminated swap agreements included in AOCL were amortized to Interest expense, net over the remaining original term of the terminated swaps.

In connection with the Amended Credit Agreement, on April 26, 2022 the Company terminated its remaining variable-to-fixed interest rate swap agreements. Following these terminations, the unrealized losses related to the terminated swap agreements included in Accumulated other comprehensive loss were amortized to Interest expense, net over the remaining original term of the terminated swaps.

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

The Company’s interest rate swaps were subject to master netting arrangements. As of December 26, 2021, the Company did not have more than one derivative between the same counterparties and as such, there was no netting.

The following table summarizes the effects of the swap agreements on Net income (loss) for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Interest rate swap agreements:
Interest rate swap expense recognized in Interest expense, net	$(1,284)	$(9,951)	$(13,370)
Income tax benefit recognized in Provision (benefit) for income taxes	330	2,559	3,447
Net effects of interest rate swap agreements	$(954)	$(7,392)	$(9,923)
Terminated interest rate swap agreements:
Terminated interest rate swap expense recognized in Interest expense, net	$(12,115)	$(6,160)	$—
Income tax benefit recognized in Provision (benefit) for income taxes	3,133	1,584	—
Net effects of terminated interest rate swap agreements	$(8,982)	$(4,576)	$—
Total net effects on Net income (loss)	$(9,936)	$(11,968)	$(9,923)

By utilizing the interest rate swaps, the Company was exposed to credit-related losses in the event that the counterparty failed to perform under the terms of the derivative contract. To mitigate this risk, the Company entered into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assessed the creditworthiness of its counterparties. As of December 26, 2021, all counterparties to the interest rate swaps performed in accordance with their contractual obligations.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	DECEMBER 25, 2022	DECEMBER 26, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,103,083	$1,130,873
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	4,679	2,074
Total lease assets, net		$1,107,762	$1,132,947

Current operating lease liabilities (2)	Accrued and other current liabilities	$183,510	$177,028
Current finance lease liabilities	Current portion of long-term debt	1,636	958
Non-current operating lease liabilities (2)	Non-current operating lease liabilities	1,148,379	1,178,998
Non-current finance lease liabilities	Long-term debt, net	3,149	1,264
Total lease liabilities		$1,336,674	$1,358,248
________________
(1)Net of accumulated amortization of $3.6 million and $3.3 million as December 25, 2022 and December 26, 2021, respectively.
(2)Excludes current accrued contingent percentage rent of $3.4 million and $3.5 million, as of December 25, 2022 and December 26, 2021, respectively, and immaterial current and non-current COVID-19-related deferred rent accruals.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	FISCAL YEAR
(dollars in thousands)		2022	2021	2020
Operating leases (1)	Other restaurant operating	$182,091	$178,733	$178,740
Variable lease cost (2)	Other restaurant operating	6,508	4,350	(2,326)
Finance leases:
Amortization of leased assets	Depreciation and amortization	1,420	1,079	1,248
Interest on lease liabilities	Interest expense, net	172	129	160
Sublease revenue	Franchise and other revenues	(9,016)	(9,396)	(3,121)
Lease costs, net		$181,175	$174,895	$174,701
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $12.2 million, $12.9 million and $13.8 million for 2022, 2021 and 2020, respectively, which is included in General and administrative expense. Also excludes certain immaterial supply chain related rent expense included in Food and beverage costs for 2021 and 2020.
(2)Includes COVID-19-related rent abatements for 2021 and 2020.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 25, 2022, future minimum lease payments and sublease revenues under non-cancelable leases are as follows:

(dollars in thousands)	OPERATING LEASES (1)	FINANCE LEASES	SUBLEASE REVENUES
2023 (2)	$190,933	$1,674	$(5,552)
2024	192,371	1,275	(5,782)
2025	179,377	821	(5,518)
2026	171,279	426	(5,514)
2027	165,906	338	(5,617)
Thereafter	1,407,054	1,442	(40,598)
Total minimum lease payments (receipts) (3)	2,306,920	5,976	$(68,581)
Less: Interest	(974,623)	(1,191)
Present value of future lease payments	$1,332,297	$4,785
____________________
(1)Includes immaterial current and non-current COVID-19-related deferred rent accruals as of December 25, 2022.
(2)Net of operating lease prepaid rent of $4.6 million.
(3)Includes $919.7 million related to operating lease renewal options that are reasonably certain of exercise and excludes $172.9 million of signed operating leases that have not yet commenced.

The following table is a summary of the weighted average remaining lease terms and weighted average discount rates of the Company’s leases as of the periods indicated:

	DECEMBER 25, 2022	DECEMBER 26, 2021
Weighted average remaining lease term (1):
Operating leases	13.2 years	13.7 years
Finance leases	5.4 years	2.8 years
Weighted average discount rate (2):
Operating leases	8.44%	8.42%
Finance leases	6.63%	5.01%
____________________
(1)Includes lease renewal options that are reasonably certain of exercise.
(2)Based on the Company’s incremental borrowing rate at lease commencement or lease remeasurement.

The following table is a summary of cash flow impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$193,822	$205,253	$177,961

Properties Leased to Third Parties - The Company leases certain owned land and buildings to third parties, generally related to closed or refranchised restaurants. The following table is a summary of assets leased to third parties as of the periods indicated:

(dollars in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Land	$4,906	$5,021

Buildings	$4,289	$4,987
Less: accumulated depreciation	(3,298)	(3,746)
Buildings, net	$991	$1,241

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

19.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	DECEMBER 25, 2022		DECEMBER 26, 2021
(dollars in thousands)	TOTAL	LEVEL 1	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$3,301	$3,301	$6,714	$6,714	$—
Money market funds	4,786	4,786	9,039	9,039	—
Restricted cash equivalents:
Money market funds	—	—	1,472	1,472	—
Total asset recurring fair value measurements	$8,087	$8,087	$17,225	$17,225	$—
Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$—	$—	$3,056	$—	$3,056

Fair value of each class of financial instrument is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
Historically, the Company’s derivative instruments included interest rate swaps. Fair value measurements were based on the contractual terms of the derivatives and used observable market-based inputs. The interest rate swaps were valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considered its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of December 26, 2021, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

Fair Value Measurements on a Nonrecurring Basis - Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to property, fixtures and equipment, operating lease right-of-use assets, goodwill and other intangible assets, which are remeasured when carrying value exceeds fair value. Carrying value after impairment approximates fair value. The following table summarizes the Company’s assets measured at fair value by hierarchy level on a nonrecurring basis for the periods indicated:

	2022		2021		2020
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$—	$—	$—	$—	$1,934	$123
Operating lease right-of-use assets (2)	2,219	1,233	8,647	3,950	72,615	30,940
Property, fixtures and equipment (3)	2,807	4,253	11,647	8,445	26,311	41,077
Goodwill and other assets (4)	—	—	—	1,006	748	2,683
	$5,026	$5,486	$20,294	$13,401	$101,608	$74,823
________________
(1)Carrying values measured using Level 3 inputs to estimate fair value totaled $1.2 million during 2020. All other assets were valued using Level 2 inputs. Third-party market appraisals or executed sales contracts (Level 2) and discounted cash flow models (Level 3) were used to estimate fair value.
(2)Carrying values measured using discounted cash flow models (Level 3). Refer to Note 5 - Impairments and Exit Costs for a more detailed discussion of impairments.
(3)Carrying values measured using Level 2 inputs to estimate fair value totaled $1.4 million and $2.2 million for 2021 and 2020, respectively. All other assets were valued using Level 3 inputs. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate the fair value. Refer to Note 5 - Impairments and Exit Costs for a more detailed discussion of impairments.
(4)Other assets were generally measured using the quoted market value of comparable assets (Level 2).

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

See Note 5 - Impairments and Exit Costs for information regarding impairment charges resulting from the fair value measurement performed on a nonrecurring basis during 2020. Projected future cash flows, including discount rate and growth rate assumptions, are derived from then-current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	DECEMBER 25, 2022		DECEMBER 26, 2021
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior Secured Credit Facility:
Term loan A	$—	$—	$195,000	$190,125
Revolving credit facility	$430,000	$430,000	$80,000	$76,926
2025 Notes	$105,000	$198,843	$230,000	$447,615
2029 Notes	$300,000	$260,265	$300,000	$304,395

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

20.    Allowance for Expected Credit Losses

The following table is a rollforward of the Company’s trade receivables allowance for expected credit losses for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Allowance for expected credit losses, beginning of the period	$4,050	$4,095	$199
Adjustment for adoption of ASU No. 2016-13	—	—	1,018
Provision for expected credit losses (1)	1,547	64	3,472
Charge-off of accounts	(146)	(109)	(594)
Allowance for expected credit losses, end of the period	$5,451	$4,050	$4,095
________________
(1)In March 2020, the Company fully reserved substantially all of its outstanding franchise receivables in response to the economic impact of the COVID-19 pandemic. See Note 3 - COVID-19 for details regarding the impact of the COVID-19 pandemic on the Company’s financial results.

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

21.           Income Taxes

The following table presents the domestic and foreign components of Income (loss) before provision (benefit) for income taxes for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Domestic	$134,465	$258,202	$(206,941)
Foreign	17,442	(8,905)	(32,580)
Income (loss) before provision (benefit) for income taxes	$151,907	$249,297	$(239,521)

Provision (benefit) for income taxes consisted of the following for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Current provision:
Federal	$13,026	$16,951	$2,606
State	10,576	10,917	2,301
Foreign	5,354	1,862	2,623
	28,956	29,730	7,530
Deferred provision (benefit):
Federal	5,172	(2,057)	(66,498)
State	3,470	1,194	(12,527)
Foreign	5,106	(2,483)	(9,231)
	13,748	(3,346)	(88,256)
Provision (benefit) for income taxes	$42,704	$26,384	$(80,726)

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Effective Income Tax Rate - The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows for the periods indicated:

	FISCAL YEAR
	2022	2021	2020 (1)
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	7.3	3.8	3.3
Non-deductible loss on 2025 Notes Partial Repurchase	18.0	—	—
Non-deductible expenses	2.8	2.3	(1.4)
Foreign tax rate differential	2.3	(0.2)	1.1
U.S. tax on foreign earnings - GILTI	1.6	—	—
Brazil tax legislation	0.2	—	—
Employment-related credits, net	(22.4)	(13.2)	9.9
Net changes in deferred tax valuation allowances	(2.8)	(0.7)	(0.6)
Tax settlements and related adjustments	(0.1)	(1.7)	0.1
Other, net	0.2	(0.7)	0.3
Total	28.1%	10.6%	33.7%
________________
(1)Due to the pre-tax book loss, a positive percentage change in the effective income tax rate table reflects a favorable income tax benefit, whereas a negative percentage change in the effective income tax rate table reflects an unfavorable income tax expense.

The net increase in the effective income tax rate in 2022 as compared to 2021 was primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during 2022.

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

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for 2022 was higher than the blended federal and state statutory rate primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during 2022, partially offset by the benefit of FICA tax credits on certain employees’ tips. The effective income tax rate for 2021 was lower than the blended federal and state statutory rate primarily due to the benefit of FICA tax credits on certain employees’ tips.

On December 28, 2021, the U.S. Treasury and the Internal Revenue Service released final regulations that, among other things, provide guidance on several aspects of the foreign tax credit rules. As part of the guidance issued, these regulations change longstanding foreign tax credit regulations that now make foreign taxes paid to certain countries no longer creditable in the United States. The Company expects that a portion of post-2022 foreign taxes paid will not be creditable in the United States. Furthermore, the impact of these regulations will result in the utilization of existing prior year foreign tax credit carryforwards for which the Company had previously recorded a valuation allowance. The valuation allowance related to the credits expected to be utilized was released during 2022.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Tax Assets and Liabilities - The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows as of the periods indicated:

(dollars in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Deferred income tax assets:
Operating lease liabilities	$346,482	$352,041
Insurance reserves	15,695	14,329
Unearned revenue	52,366	50,284
Deferred compensation	14,726	25,164
Net operating loss carryforwards	14,277	18,227
Federal tax credit carryforwards	165,411	146,734
Other, net (1)	12,248	21,222
Gross deferred income tax assets	621,205	628,001
Less: valuation allowance	(12,664)	(16,998)
Deferred income tax assets, net of valuation allowance	608,541	611,003
Deferred income tax liabilities:
Less: operating lease right-of-use asset basis differences	(284,701)	(290,697)
Less: property, fixtures and equipment basis differences	(63,344)	(48,284)
Less: intangible asset basis differences	(109,162)	(103,954)
Deferred income tax assets, net	$151,334	$168,068

Reported as:
Deferred income tax assets	$153,118	$168,068
Deferred income tax liabilities (included in Other long-term liabilities, net)	(1,784)	—
Net deferred tax assets	$151,334	$168,068
________________
(1)As of December 25, 2022 and December 26, 2021, the Company maintained deferred tax liabilities for state income taxes on historical foreign earnings of $0.3 million and $0.2 million, respectively.

As of December 25, 2022, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $0.4 million and $12.3 million, respectively. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized. The net change in the deferred tax valuation allowance in 2022 is primarily attributable to net operating loss carryforwards in certain foreign jurisdictions with full valuation allowances recorded that expired or are no longer available to the Company and the release of the valuation allowance recorded against foreign tax credits that are now more likely than not to be realized.

The Company has considered the impact of the COVID-19 pandemic on the Company’s Brazilian operating subsidiary, including assessing the realizability of Brazilian deferred tax assets. As part of the Company’s evaluation of positive and negative evidence, management considered whether there has been cumulative income or loss in the past three years, the impact of non-deductible amounts, the scheduled reversal of deferred tax assets and liabilities, projected future taxable income and the state of the Company’s business in Brazil. As of December 25, 2022 and December 26, 2021, the Company has concluded that no valuation allowance is required against the deferred tax assets of its Brazilian operating subsidiary. Although management uses the best information available, it is reasonably possible that the estimates used by the Company could be materially different from the actual results. These differences could result in a material adjustment to the Company’s valuation allowance in a future reporting period.

In September 2022, the Company’s Brazilian subsidiary received a preliminary injunction authorizing it to benefit from the exemptions enacted by Law 14,148/2021 which provides for emergency and temporary actions that would grant certain industries a 100% exemption from income tax (IRPJ and CSLL) and federal value added taxes (PIS and COFINS) for a five-year period. The injunction was issued as part of an ongoing lawsuit initiated by the

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Company’s Brazilian subsidiary due to the uncertainty regarding the restaurant industry’s eligibility for the exemptions under this legislation.

During the thirteen weeks ended December 25, 2022, the Company concluded that it is more likely than not eligible for benefits under this legislation. The Company will continue to evaluate and assess the exemptions, the status of its preliminary injunction and all other available evidence in future periods.

The benefits of the Brazil tax legislation include an increase in revenues as a result of not being required to remit certain PIS and COFINS during the exemption period. The increase in revenues is partially offset by higher costs in several financial statement line items that were previously reduced by PIS and COFINS tax credits that will not be generated during the exemption period. Benefits of this legislation also include a reduction in the Brazilian income tax rate from 34% to 0% for a period of five years on certain income earned in Brazil. Benefits began in the thirteen weeks ended December 25, 2022 and end in the first quarter of 2027 with a return to full statutory income tax rates. The Company’s 2022 Net income and Earnings per share were not materially impacted by the overall income tax impacts of the Brazil tax legislation which included revaluing Brazilian deferred tax assets and liabilities that are expected to reverse during the exemption period.

Undistributed Earnings - As of December 25, 2022, the Company had aggregate undistributed foreign earnings of approximately $23.2 million. These earnings may be repatriated to the U.S. without additional material U.S. federal income tax. These amounts are not considered indefinitely reinvested in the Company’s foreign subsidiaries.

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

Tax Carryforwards - The amount and expiration dates of tax loss carryforwards and credit carryforwards as of December 25, 2022 are as follows:

(dollars in thousands)	EXPIRATION DATE			AMOUNT
Federal tax credit carryforwards	2026	-	2042	$177,676
Foreign loss carryforwards	2023	-	Indefinite	$62,213
Foreign credit carryforwards	Indefinite			$864

As of December 25, 2022, the Company had $175.5 million in general business tax credit carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. The Company currently expects to utilize these tax credit carryforwards within a 10-year period. However, the Company’s ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code.

Unrecognized Tax Benefits - As of December 25, 2022 and December 26, 2021, the liability for unrecognized tax benefits was $18.3 million and $19.2 million, respectively. Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $17.9 million and $18.8 million, respectively, if recognized, would impact the Company’s effective income tax rate.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Balance, beginning of the period	$19,238	$25,524	$27,201
Additions for tax positions taken during a prior period	114	166	1,061
Reductions for tax positions taken during a prior period	(401)	(4,209)	(324)
Additions for tax positions taken during the current period	1,100	1,292	762
Settlements with taxing authorities	(375)	(2,674)	(1,290)
Lapses in the applicable statutes of limitations	(1,424)	(854)	(1,857)
Translation adjustments	6	(7)	(29)
Balance, end of the period	$18,258	$19,238	$25,524

The Company had approximately $0.8 million and $0.9 million accrued for the payment of interest and penalties as of December 25, 2022 and December 26, 2021, respectively. The Company recognized immaterial interest and penalties related to uncertain tax positions in the Provision (benefit) for income taxes, for all periods presented.

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

Open Tax Years - Following is a summary of the open audit years by jurisdiction as of December 25, 2022:

	OPEN AUDIT YEARS
United States - federal	2007	-	2021
United States - state	2009	-	2021
Foreign	2016	-	2021

22.           Commitments and Contingencies

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of December 25, 2022, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was approximately $22.9 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of December 25, 2022 was approximately $16.8 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. As of December 25, 2022 and December 26, 2021, the Company’s recorded contingent lease liability was $6.2 million and $8.7 million, respectively.

Purchase Obligations - Purchase obligations were $226.6 million and $206.6 million as of December 25, 2022 and December 26, 2021, respectively. These purchase obligations are primarily due within three years, however commitments with various vendors extend through December 2030. Outstanding commitments consist primarily of inventory, kitchen equipment, technology, advertising and restaurant-level service contracts. In 2022, the Company purchased more than 95% of its U.S. beef raw materials from four beef suppliers that represent more than 80% of the total beef marketplace in the U.S.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Litigation and Other Matters - The Company is subject to legal proceedings, claims and liabilities, such as liquor liability, slip and fall cases, wage and hour and other employment-related litigation, which arise in the ordinary course of business. A reserve is recorded when it is both: (i) probable that a loss has occurred and (ii) the amount of loss can be reasonably estimated. There may be instances in which an exposure to loss exceeds the recorded reserve. The Company evaluates, on a quarterly basis, developments in legal proceedings that could cause an increase or decrease in the amount of the reserve that has been previously recorded, or a revision to the disclosed estimated range of possible losses, as applicable.

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

Certain subsidiaries of the Company have been named in collective actions alleging violations of the Fair Labor Standards Act and state wage and hour laws. The Company believes its employees were properly paid and is defending these matters vigorously. During the thirteen weeks ended December 25, 2022, the Company accrued $5.9 million within Accrued and other current liabilities on its Consolidated Balance Sheet for these matters.

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

Including the matters discussed above, the Company recorded reserves of $15.1 million and $7.1 million for certain of its outstanding legal proceedings as of December 25, 2022 and December 26, 2021, respectively, within Accrued and other current liabilities and Other long-term liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals. During 2022, 2021 and 2020, the Company recognized $9.4 million, $5.4 million and $2.3 million, respectively, in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for certain legal reserves and settlements.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Insurance - As of December 25, 2022, the future undiscounted payments the Company expects for workers’ compensation, general liability and health insurance claims are as follows:

(dollars in thousands)
2023	$21,308
2024	11,826
2025	7,597
2026	4,058
2027	2,102
Thereafter	8,473
$55,364

The following is a reconciliation of the expected aggregate undiscounted reserves to the discounted reserves for insurance claims recognized on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Undiscounted reserves	$55,364	$54,664
Discount (1)	(6,299)	(1,130)
Discounted reserves	$49,065	$53,534

Discounted reserves recognized on the Company’s Consolidated Balance Sheets:
Accrued and other current liabilities	$20,932	$22,017
Other long-term liabilities, net	28,133	31,517
	$49,065	$53,534
____________________
(1)     Discount rates of 4.47% and 0.69% were used for December 25, 2022 and December 26, 2021, respectively.

23.    Segment Reporting

The Company considers each of its restaurant concepts and international markets as operating segments, which reflects how the Company manages its business, reviews operating performance and allocates resources. Resources are allocated and performance is assessed by the Company’s Chief Executive Officer, whom the Company has determined to be its Chief Operating Decision Maker. The Company aggregates its operating segments into two reportable segments, U.S. and international. The U.S. segment includes all restaurants operating in the U.S. while restaurants operating outside the U.S. are included in the international segment.

The following is a summary of reporting segments as of December 25, 2022:

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

The following table is a summary of Total revenues by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Total revenues
U.S.	$3,911,870	$3,759,981	$2,885,542
International	504,638	362,404	285,019
Total revenues	$4,416,508	$4,122,385	$3,170,561

The following table is a reconciliation of segment income (loss) from operations to Income (loss) before provision (benefit) for income taxes for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Segment income (loss) from operations
U.S.	$407,860	$443,887	$(1,630)
International	57,333	16,657	(13,479)
Total segment income (loss) from operations	465,193	460,544	(15,109)
Unallocated corporate operating expense (1)	(134,772)	(151,586)	(159,864)
Total income (loss) from operations	330,421	308,958	(174,973)
Loss on extinguishment and modification of debt	(107,630)	(2,073)	(237)
Loss on fair value adjustment of derivatives, net	(17,685)	—	—
Other (expense) income, net	(23)	26	131
Interest expense, net	(53,176)	(57,614)	(64,442)
Income (loss) before provision (benefit) for income taxes	$151,907	$249,297	$(239,521)
____________________
(1)Includes $32.4 million of charges for 2020 that were not allocated to the Company’s segments related to its transformational initiatives, primarily recorded within General and administrative expense and Provision for impaired assets and restaurant closings.

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Depreciation and amortization
U.S.	$139,170	$134,243	$144,298
International	23,397	22,649	23,723
Corporate	7,050	6,499	12,240
Total depreciation and amortization	$169,617	$163,391	$180,261

The following table is a summary of capital expenditures by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
Capital expenditures
U.S.	$196,163	$103,303	$64,516
International	28,647	14,074	18,542
Corporate	11,709	9,035	5,936
Total capital expenditures	$236,519	$126,412	$88,994

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth Total assets by segment as of the periods indicated:

(dollars in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Assets
U.S.	$2,669,953	$2,626,808
International	400,052	383,075
Corporate	250,420	284,388
Total assets	$3,320,425	$3,294,271

Geographic areas — International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding goodwill, operating lease right-of-use assets, intangible assets and deferred tax assets, by major geographic area as of the periods indicated:

(dollars in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
U.S.	$891,379	$831,634
International
Brazil	93,972	73,706
Other	10,938	15,342
Total long-lived assets	$996,289	$920,682

International revenues are defined as revenues generated from restaurant sales originating in a country other than the U.S. The following table details Total revenues by major geographic area for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021	2020
U.S.	$3,911,870	$3,759,981	$2,885,542
International
Brazil	448,411	297,167	222,283
Other	56,227	65,237	62,736
Total revenues	$4,416,508	$4,122,385	$3,170,561

BLOOMIN’ BRANDS, INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 25, 2022.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

BLOOMIN’ BRANDS, INC.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees will be included under the captions “Proposal No. 1: Election of Directors—Nominees for Election at this Annual Meeting” and “—Directors Continuing in Office” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference.

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

Item 11. Executive Compensation
The information required by this item will be included under the captions “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Definitive Proxy Statement and, except for the information under the caption “Pay vs. Performance”, is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to transactions with related persons will be included under the caption “Certain Relationships and Related Party Transactions,” and the information required by this item relating to director independence will be included under the caption “Proposal No. 1:—Independent Directors,” in each case in our Definitive Proxy Statement, and is incorporated herein by reference.

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
PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

•Consolidated Balance Sheets – December 25, 2022 and December 26, 2021
•Consolidated Statements of Operations and Comprehensive Income (Loss) – Fiscal years 2022, 2021 and 2020
•Consolidated Statements of Changes in Stockholders’ Equity – Fiscal years 2022, 2021 and 2020
•Consolidated Statements of Cash Flows – Fiscal years 2022, 2021 and 2020
•Notes to Consolidated Financial Statements

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

10.3
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
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.8

10.5*	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007	Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.46

10.6*	Bloomin’ Brands, Inc. 2012 Incentive Award Plan	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.2

10.7*	Form of Nonqualified Stock Option Award Agreement for options granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.2

10.8*	Form of Restricted Stock Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.3

10.9*	Form of Restricted Stock Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.4

10.10*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.1

10.11*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to employees and consultants under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	September 30, 2013 Form 10-Q, Exhibit 10.2

10.12*	Form of Performance Unit Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012 Form 8-K, Exhibit 10.5

10.13*	Form of Bloomin’ Brands, Inc. Indemnification Agreement by and between Bloomin’ Brands, Inc. and each member of its Board of Directors and each of its executive officers	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.39

10.14*	Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	March 11, 2016 Definitive Proxy Statement

10.15*	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.2

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.16*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.3

10.17*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.4

10.18*	Form of Performance Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016 Form 10-Q, Exhibit 10.5

10.19*	Form of Restricted Cash Award Agreement for cash awards granted under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	March 26, 2017 Form 10-Q, Exhibit 10.1

10.20*	Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	April 9, 2020 Definitive Proxy Statement

10.21*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.2

10.22*	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.3

10.23*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.4

10.24*	Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.5

10.25*	Form of Restricted Cash Award Agreement for cash awards granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020 Form 8-K, Exhibit 10.6

10.26*	Amended Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	December 27, 2020 Form 10-K, Exhibit 10.48

10.27*	Amended Form of Performance Award Agreement with adapted service criteria for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	December 27, 2020 Form 10-K, Exhibit 10.49

10.28*
Form of Restricted Stock Unit Award Agreement with adapted service criteria for restricted stock units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan
December 27, 2020 Form 10-K, Exhibit 10.50

10.29*	Bloomin’ Brands, Inc. Executive Change in Control Plan, effective December 6, 2012	December 7, 2012 Form 8-K, Exhibit 10.1

10.30*	Second Amended and Restated Employment Agreement, effective April 1, 2019, by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	March 31, 2019 Form 10-Q, Exhibit 10.2

10.31*	Amended and Restated Officer Employment Agreement, effective April 1, 2019, by and between David J. Deno and Bloomin’ Brands, Inc.	March 31, 2019 Form 10-Q, Exhibit 10.3

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.32*	Employment Offer Letter Agreement, dated as of March 7, 2019, between Bloomin’ Brands, Inc. and Christopher Meyer	March 31, 2019 Form 10-Q, Exhibit 10.4

10.33*	Employment Offer Letter Agreement, dated as of May 1, 2019, between Kelly Lefferts and Bloomin’ Brands, Inc.	June 30, 2019 Form 10-Q, Exhibit 10.4

10.34*	Resignation Agreement, effective March 6, 2020, by and between Elizabeth A. Smith and Bloomin’ Brands, Inc.	December 29, 2019 Form 10-K, Exhibit 10.39

10.35*	Employment Offer Letter Agreement, dated as of February 14, 2020, between Bloomin’ Brands, Inc. and Gregg Scarlett	December 29, 2019 Form 10-K, Exhibit 10.40

10.36*	Amendment to Officer Employment Agreement, dated as of April 6, 2020, between Bloomin’ Brands, Inc. and David J. Deno	March 29, 2020 Form 10-Q, Exhibit 10.4

10.37*	Second Amendment to Officer Employment Agreement, dated as of February 21, 2022, between Bloomin’ Brands, Inc. and David J. Deno	December 26, 2021 Form 10-K, Exhibit 10.48

10.38*	Employment Offer Letter Agreement, dated as of April 14, 2021, between Patrick Murtha and Bloomin’ Brands, Inc.	December 26, 2021 Form 10-K, Exhibit 10.47

10.39*	Employment Offer Letter Agreement, dated as of August 4, 2022, between Suzann Trevisan and Bloomin' Brands, Inc.	November 1, 2022 Form 10-Q, Exhibit 10.1

10.40	Form of Convertible Note Hedge Transactions confirmation	May 11, 2020 Form 8-K, Exhibit 10.1

10.41	Form of Warrant Transactions confirmation	May 11, 2020 Form 8-K, Exhibit 10.2

10.42	Form of Exchange Agreement, dated as of May 25, 2022, by and between Bloomin’ Brands, Inc. and the applicable Noteholder	May 26, 2022, Form 8-K, Exhibit 10.1

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date:	February 22, 2023	Bloomin’ Brands, Inc.

By: /s/ David J. Deno
David J. Deno Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Deno	Chief Executive Officer and Director (Principal Executive Officer)
David J. Deno		February 22, 2023

/s/ Christopher Meyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Christopher Meyer		February 22, 2023

/s/ Philip Pace	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Philip Pace		February 22, 2023

/s/ James R. Craigie
James R. Craigie	Chairman of the Board and Director	February 22, 2023

/s/ David R. Fitzjohn
David R. Fitzjohn	Director	February 22, 2023

/s/ John Gainor
John Gainor	Director	February 22, 2023

/s/ Lawrence Jackson
Lawrence Jackson	Director	February 22, 2023

/s/ Julie Kunkel
Julie Kunkel	Director	February 22, 2023

/s/ Tara Walpert Levy
Tara Walpert Levy	Director	February 22, 2023

/s/ John J. Mahoney
John J. Mahoney	Director	February 22, 2023

/s/ Melanie Marein-Efron
Melanie Marein-Efron	Director	February 22, 2023

/s/ R. Michael Mohan
R. Michael Mohan	Director	February 22, 2023

/s/ Elizabeth A. Smith
Elizabeth A. Smith	Director	February 22, 2023