Form 10-Q
period 2023-03-26
Bloomin' Brands, Inc.
filed 2023-05-02
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2023
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

As of April 27, 2023, 87,293,770 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 26, 2023
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	MARCH 26, 2023	DECEMBER 25, 2022
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$94,441	$84,735
Inventories	67,898	78,124
Other current assets, net	85,507	183,718
Total current assets	247,846	346,577
Property, fixtures and equipment, net	936,225	914,142
Operating lease right-of-use assets	1,091,943	1,103,083
Goodwill	272,510	273,032
Intangible assets, net	446,696	448,326
Deferred income tax assets, net	151,436	153,118
Other assets, net	85,137	82,147
Total assets	$3,231,793	$3,320,425
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$196,093	$183,715
Accrued and other current liabilities	399,465	399,301
Unearned revenue	322,608	394,215
Current portion of long-term debt	2,267	1,636
Total current liabilities	920,433	978,867
Non-current operating lease liabilities	1,136,694	1,148,607
Long-term debt, net	765,702	831,656
Other long-term liabilities, net	86,123	87,386
Total liabilities	2,908,952	3,046,516
Commitments and contingencies (Note 12)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of March 26, 2023 and December 25, 2022	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 87,465,214 and 87,696,200 shares issued and outstanding as of March 26, 2023 and December 25, 2022, respectively	875	877
Additional paid-in capital	1,141,017	1,161,912
Accumulated deficit	(635,451)	(706,109)
Accumulated other comprehensive loss	(186,445)	(185,311)
Total Bloomin’ Brands stockholders’ equity	319,996	271,369
Noncontrolling interests	2,845	2,540
Total stockholders’ equity	322,841	273,909
Total liabilities and stockholders’ equity	$3,231,793	$3,320,425

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 26, 2023	MARCH 27, 2022
Revenues
Restaurant sales	$1,228,234	$1,123,575
Franchise and other revenues	16,512	16,960
Total revenues	1,244,746	1,140,535
Costs and expenses
Food and beverage	384,214	359,370
Labor and other related	341,542	312,511
Other restaurant operating	282,927	259,110
Depreciation and amortization	46,302	41,775
General and administrative	65,804	58,674
Provision for impaired assets and restaurant closings	3,324	1,839
Total costs and expenses	1,124,113	1,033,279
Income from operations	120,633	107,256
Interest expense, net	(12,444)	(13,633)
Income before provision for income taxes	108,189	93,623
Provision for income taxes	14,761	15,929
Net income	93,428	77,694
Less: net income attributable to noncontrolling interests	2,117	2,183
Net income attributable to Bloomin’ Brands	$91,311	$75,511

Net income	$93,428	$77,694
Other comprehensive income:
Foreign currency translation adjustment	(1,134)	11,283
Unrealized gain on derivatives, net of tax	—	573
Reclassification of adjustments for loss on derivatives included in Net income, net of tax	—	681
Impact of terminated interest rate swaps included in Net income, net of tax	—	3,021
Comprehensive income	92,294	93,252
Less: comprehensive income attributable to noncontrolling interests	2,117	2,183
Comprehensive income attributable to Bloomin’ Brands	$90,177	$91,069

Earnings per share:
Basic	$1.02	$0.85
Diluted	$0.93	$0.73
Weighted average common shares outstanding:
Basic	89,116	89,355
Diluted	98,011	103,454

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 25, 2022	87,696	$877	$1,161,912	$(706,109)	$(185,311)	$2,540	$273,909
Net income	—	—	—	91,311	—	2,117	93,428
Other comprehensive loss	—	—	—	—	(1,134)	—	(1,134)
Cash dividends declared, $0.24 per common share	—	—	(21,014)	—	—	—	(21,014)
Repurchase and retirement of common stock, including excise tax	(863)	(9)	—	(20,653)	—	—	(20,662)
Stock-based compensation	—	—	2,904	—	—	—	2,904
Common stock issued under stock plans (1)	632	7	(2,785)	—	—	—	(2,778)
Distributions to noncontrolling interests	—	—	—	—	—	(2,555)	(2,555)
Contributions from noncontrolling interests	—	—	—	—	—	743	743
Balance, March 26, 2023	87,465	$875	$1,141,017	$(635,451)	$(186,445)	$2,845	$322,841

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 26, 2021	89,253	$893	$1,119,728	$(698,171)	$(205,989)	$6,389	$222,850
Net income	—	—	—	75,511	—	2,183	77,694
Other comprehensive income, net of tax	—	—	—	—	15,558	—	15,558
Cash dividends declared, $0.14 per common share	—	—	(12,559)	—	—	—	(12,559)
Repurchase and retirement of common stock	(551)	(6)	—	(11,696)	—	—	(11,702)
Stock-based compensation	—	—	4,843	—	—	—	4,843
Common stock issued under stock plans (1)	483	5	880	—	—	—	885
Purchase of noncontrolling interests, net of tax of $888	—	—	2,566	—	—	(4,454)	(1,888)
Distributions to noncontrolling interests	—	—	—	—	—	(2,641)	(2,641)
Contributions from noncontrolling interests	—	—	—	—	—	217	217
Balance, March 27, 2022	89,185	$892	$1,115,458	$(634,356)	$(190,431)	$1,694	$293,257
________________
(1)Net of forfeitures and shares withheld for employee taxes.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 26, 2023	MARCH 27, 2022
Cash flows provided by operating activities:
Net income	$93,428	$77,694
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	46,302	41,775
Amortization of debt discounts and issuance costs	763	1,065
Amortization of deferred gift card sales commissions	7,797	8,017
Provision for impaired assets and restaurant closings	3,324	1,839
Non-cash interest expense from terminated interest rate swaps	—	4,067
Non-cash operating lease costs	21,182	20,477
Stock-based and other non-cash compensation expense	2,904	4,843
Deferred income tax expense	1,682	3,209
Other, net	(1,823)	2,229
Change in assets and liabilities	14,109	(18,080)
Net cash provided by operating activities	189,668	147,135
Cash flows used in investing activities:
Capital expenditures	(64,415)	(40,180)
Other investments, net	1,470	1,030
Net cash used in investing activities	(62,945)	(39,150)
Cash flows used in financing activities:
Repayments of long-term debt and finance lease obligations	(385)	(2,863)
Proceeds from borrowings on revolving credit facilities	190,000	90,000
Repayments of borrowings on revolving credit facilities	(260,000)	(160,000)
(Payments of taxes) proceeds from share-based compensation, net	(2,778)	885
Distributions to noncontrolling interests	(2,555)	(2,641)
Contributions from noncontrolling interests	743	217
Purchase of noncontrolling interests	(100)	(1,000)
Payments for partner equity plan	—	(2,748)
Repurchase of common stock	(20,898)	(10,402)
Cash dividends paid on common stock	(21,014)	(12,559)
Net cash used in financing activities	(116,987)	(101,111)
Effect of exchange rate changes on cash and cash equivalents	(30)	1,965
Net increase in cash, cash equivalents and restricted cash	9,706	8,839
Cash, cash equivalents and restricted cash as of the beginning of the period	84,735	89,057
Cash, cash equivalents and restricted cash as of the end of the period	$94,441	$97,896
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,528	$2,444
Cash paid for income taxes, net of refunds	$2,458	$2,257
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$11,394	$11,515
Leased assets obtained in exchange for new finance lease liabilities	$4,711	$1,313
Increase (decrease) in liabilities from the acquisition of property, fixtures and equipment	$1,159	$(6,178)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Basis of Presentation - The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments necessary for fair financial statement presentation for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2022.

Recently Issued Financial Accounting Standards Not Yet Adopted - Recent accounting guidance not discussed herein is not applicable, did not have or is not expected to have a material impact to the Company.

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period, including, but not limited to, presentation of certain notes to the consolidated financial statements. These reclassifications had no effect on previously reported net income.

2.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Revenues
Restaurant sales	$1,228,234	$1,123,575
Franchise and other revenues
Franchise revenues	13,523	13,406
Other revenues	2,989	3,554
Total Franchise and other revenues	16,512	16,960
Total revenues	$1,244,746	$1,140,535

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes the disaggregation of Restaurant sales and franchise revenues, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 26, 2023		MARCH 27, 2022
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$628,183	$8,544	$595,393	$8,459
Carrabba’s Italian Grill	188,042	795	175,628	661
Bonefish Grill	157,689	171	151,416	177
Fleming’s Prime Steakhouse & Wine Bar	102,773	—	97,662	—
Other	3,882	15	3,536	5
U.S. total	1,080,569	9,525	1,023,635	9,302
International
Outback Steakhouse - Brazil (1)	122,016	—	85,301	—
Other (1)(2)	25,649	3,998	14,639	4,104
International total	147,665	3,998	99,940	4,104
Total	$1,228,234	$13,523	$1,123,575	$13,406
________________
(1)Restaurant sales in Brazil increased $9.6 million during the thirteen weeks ended March 26, 2023 in connection with value added tax exemptions resulting from recent tax legislation. See Note 11 - Income Taxes for details regarding the Brazil tax legislation.
(2)Includes Restaurant sales for Company-owned Outback Steakhouse restaurants outside of Brazil and Abbraccio restaurants in Brazil. Franchise revenues primarily include revenues from franchised Outback Steakhouse restaurants.

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	MARCH 26, 2023	DECEMBER 25, 2022
Other current assets, net
Deferred gift card sales commissions	$13,403	$17,755

Unearned revenue
Deferred gift card revenue	$314,096	$386,495
Deferred loyalty revenue	6,024	5,628
Deferred franchise fees - current	471	460
Other	2,017	1,632
Total Unearned revenue	$322,608	$394,215

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,193	$4,126

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Balance, beginning of the period	$17,755	$17,793
Deferred gift card sales commissions amortization	(7,797)	(8,017)
Deferred gift card sales commissions capitalization	4,403	4,169
Other	(958)	(912)
Balance, end of the period	$13,403	$13,033

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Balance, beginning of the period	$386,495	$387,945
Gift card sales	53,005	50,280
Gift card redemptions	(118,283)	(116,622)
Gift card breakage	(7,121)	(6,629)
Balance, end of the period	$314,096	$314,974

3.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 26, 2023	MARCH 27, 2022
Net income attributable to Bloomin’ Brands	$91,311	$75,511

Basic weighted average common shares outstanding	89,116	89,355

Effect of dilutive securities:
Stock options	401	370
Nonvested restricted stock units	269	279
Nonvested performance-based share units	286	276
Convertible senior notes	4,831	8,732
Warrants	3,108	4,442
Diluted weighted average common shares outstanding	98,011	103,454

Basic earnings per share	$1.02	$0.85
Diluted earnings per share	$0.93	$0.73

Share-based compensation-related weighted average securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
(shares in thousands)	MARCH 26, 2023	MARCH 27, 2022
Stock options	725	1,417
Nonvested restricted stock units	120	217
Nonvested performance-based share units	344	365

4.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Performance-based share units	$923	$2,619
Restricted stock units	1,963	1,810
Stock options	—	377
	$2,886	$4,806

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
In February 2023, the Company granted performance-based share units (“PSUs”) subject to final payout modification by a Relative Total Shareholder Return (“Relative TSR”) modifier. This Relative TSR modifier can adjust the final payout outcome by 75%, 100% or 125% of the achieved performance metric, with the overall payout capped at 200% of the annual target grant. These PSUs have a three-year cliff vesting period and their fair value was estimated using the Monte Carlo simulation model.

The following table presents a summary of the Company’s PSU activity:

(in thousands, except per unit data)	PERFORMANCE-BASED SHARE UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT	AGGREGATE INTRINSIC VALUE (1)
Outstanding as of December 25, 2022	874	$24.83	$18,323
Granted	301	$29.01
Performance adjustment (2)	154	$19.84
Vested	(470)	$19.84
Forfeited	(32)	$26.39
Outstanding as of March 26, 2023	827	$26.92	$20,630
Expected to vest as of March 26, 2023	1,067		$26,611
________________
(1)Based on the $20.96 and $24.94 share price of the Company’s common stock on December 23, 2022 and March 24, 2023, the last trading day of the year ended December 25, 2022 and the thirteen weeks ended March 26, 2023, respectively.
(2)Represents adjustment to 148% payout for PSUs granted during 2020.

Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 26, 2023	MARCH 27, 2022
Assumptions:
Risk-free interest rate (1)	4.26%	1.64%
Dividend yield (2)	3.47%	2.31%
Volatility (3)	51.02%	49.11%

Grant date fair value per unit (4)	$29.01	$26.10
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term.
(3)Based on the historical volatility of the Company’s stock over the last seven years.
(4)Represents a premium above the per share value of the Company’s common stock for the Relative TSR modifier as of the grant date of 2.7% and 7.9% as of March 26, 2023 and March 27, 2022, respectively.

The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of March 26, 2023:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Performance-based share units	$16,617	2.0
Restricted stock units	$11,864	2.2

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
5.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 26, 2023	DECEMBER 25, 2022
Prepaid expenses	$27,856	$29,343
Accounts receivable - gift cards, net	8,515	85,606
Accounts receivable - vendors, net	10,209	25,385
Accounts receivable - franchisees, net	3,755	2,550
Accounts receivable - other, net	17,488	18,408
Deferred gift card sales commissions	13,403	17,755
Other current assets, net	4,281	4,671
	$85,507	$183,718

6.    Long-term Debt, Net

Following is a summary of outstanding Long-term debt, net, as of the periods indicated:

	MARCH 26, 2023		DECEMBER 25, 2022
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)	$360,000	6.28%	$430,000	5.79%
2025 Notes	105,000	5.00%	105,000	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Finance lease liabilities	9,114		4,785
Less: unamortized debt discount and issuance costs	(6,145)		(6,493)
Total debt, net	767,969		833,292
Less: current portion of long-term debt	(2,267)		(1,636)
Long-term debt, net	$765,702		$831,656
________________
(1)Interest rate represents the weighted average interest rate as of the respective periods.

Debt Covenants - As of March 26, 2023 and December 25, 2022, the Company was in compliance with its debt covenants.

7.    Convertible Senior Notes

2025 Notes - In connection with dividends paid during the thirteen weeks ended March 26, 2023, the conversion rate for the Company’s remaining convertible senior notes due 2025 (“2025 Notes”) decreased to approximately $11.49 per share, which represents 87.059 shares of common stock per $1,000 principal amount of the 2025 Notes, or a total of approximately 9.141 million shares.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	MARCH 26, 2023	DECEMBER 25, 2022
Long-term debt, net
Principal	$105,000	$105,000
Less: debt issuance costs (1)	(1,744)	(1,939)
Net carrying amount	$103,256	$103,061
________________
(1)Debt issuance costs are amortized to Interest expense, net using the effective interest method over the 2025 Notes’ expected life.

Following is a summary of interest expense for the 2025 Notes by component for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Coupon interest	$1,313	$2,875
Debt issuance cost amortization	195	404
Total interest expense (1)	$1,508	$3,279
________________
(1)The effective rate of the 2025 Notes over their expected life is 5.85%.

Based on the daily closing prices of the Company’s stock during the quarter ended March 26, 2023, the remaining holders of the 2025 Notes are eligible to convert their 2025 Notes during the second quarter of 2023.

8.    Stockholders’ Equity

Share Repurchases - On February 8, 2022, the Company’s Board of Directors (the “Board”) approved a share repurchase program (the “2022 Share Repurchase Program”) under which the Company was authorized to repurchase up to $125.0 million of its outstanding common stock. During the thirteen weeks ended March 26, 2023, the Company fully utilized the remaining share repurchase authorization under the 2022 Share Repurchase Program. On February 7, 2023, the Company’s Board approved a new $125.0 million authorization (the “2023 Share Repurchase Program”) expiring on August 7, 2024. As of March 26, 2023, $119.4 million remained available for repurchase under the 2023 Share Repurchase Program.

Following is a summary of the shares repurchased during fiscal year 2023:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
First fiscal quarter (1)	863	$23.92	$20,645
________________
(1)Excludes excise tax on share repurchases. Subsequent to March 26, 2023, the Company repurchased 291 thousand shares of its common stock for $7.2 million under a Rule 10b5-1 plan.

Dividends - The Company declared and paid dividends per share during fiscal year 2023 as follows:

(dollars in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.24	$21,014

In April 2023, the Board declared a quarterly cash dividend of $0.24 per share, payable on May 24, 2023 to shareholders of record at the close of business on May 10, 2023.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accumulated Other Comprehensive Loss (“AOCL”) - AOCL consisted of foreign currency translation adjustments as of March 26, 2023 and December 25, 2022.

Following are the components of Other comprehensive (loss) income attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Foreign currency translation adjustment	$(1,134)	$11,283

Unrealized gain on derivatives, net of tax	—	573
Reclassification of adjustments for loss on derivatives included in Net income, net of tax	—	681
Impact of terminated interest rate swaps included in Net income, net of tax	—	3,021
Total gain on derivatives, net of tax	—	4,275
Other comprehensive (loss) income attributable to Bloomin’ Brands	$(1,134)	$15,558

9.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	MARCH 26, 2023	DECEMBER 25, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,091,943	$1,103,083
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	8,909	4,679
Total lease assets, net		$1,100,852	$1,107,762

Current operating lease liabilities (2)	Accrued and other current liabilities	$182,782	$183,510
Current finance lease liabilities	Current portion of long-term debt	2,267	1,636
Non-current operating lease liabilities (2)	Non-current operating lease liabilities	1,136,493	1,148,379
Non-current finance lease liabilities	Long-term debt, net	6,847	3,149
Total lease liabilities		$1,328,389	$1,336,674
________________
(1)Net of accumulated amortization of $3.0 million and $3.6 million as of March 26, 2023 and December 25, 2022, respectively.
(2)Excludes current accrued contingent percentage rent of $3.4 million as of March 26, 2023 and December 25, 2022 and immaterial current and non-current COVID-19-related deferred rent accruals.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED
(dollars in thousands)		MARCH 26, 2023	MARCH 27, 2022
Operating leases (1)	Other restaurant operating	$45,747	$45,361
Variable lease cost	Other restaurant operating	1,724	1,883
Finance leases:
Amortization of leased assets	Depreciation and amortization	488	337
Interest on lease liabilities	Interest expense, net	136	32
Sublease revenue	Franchise and other revenues	(1,708)	(2,558)
Lease costs, net		$46,387	$45,055
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.0 million for both the thirteen weeks ended March 26, 2023 and March 27, 2022, which is included in General and administrative expense.

The following table is a summary of cash flow impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$48,620	$48,560

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	MARCH 26, 2023		DECEMBER 25, 2022
(dollars in thousands)	TOTAL	LEVEL 1	TOTAL	LEVEL 1
Assets (1):
Cash equivalents:
Fixed income funds	$3,886	$3,886	$3,301	$3,301
Money market funds	8,602	8,602	4,786	4,786
Total asset recurring fair value measurements	$12,488	$12,488	$8,087	$8,087
________________
(1)Carrying value approximates fair value because maturities are less than three months.

Interim Disclosures about Fair Value of Financial Instruments - The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported on its Consolidated Balance Sheets due to their short duration.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	MARCH 26, 2023		DECEMBER 25, 2022
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior secured credit facility - revolving credit facility	$360,000	$360,000	$430,000	$430,000
2025 Notes	$105,000	$233,054	$105,000	$198,843
2029 Notes	$300,000	$268,212	$300,000	$260,265

11.    Income Taxes

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Income before provision for income taxes	$108,189	$93,623
Provision for income taxes	$14,761	$15,929
Effective income tax rate	13.6%	17.0%

The effective income tax rate for the thirteen weeks ended March 26, 2023 decreased by 3.4 percentage points as compared to the thirteen weeks ended March 27, 2022. This decrease was primarily due to the benefits of Brazil tax legislation that include a temporary reduction in the Brazilian income tax rate from 34% to 0% applicable to the thirteen weeks ended March 26, 2023.

In September 2022, the Company’s Brazilian subsidiary received a preliminary injunction authorizing it to benefit from the exemptions enacted by Law 14,148/2021 which provides for emergency and temporary actions that would grant certain industries a 100% exemption from income tax (IRPJ and CSLL) and federal value added taxes (PIS and COFINS) for a five-year period. The injunction was issued as part of an ongoing lawsuit initiated by the Company’s Brazilian subsidiary due to the uncertainty regarding the restaurant industry’s eligibility for the exemptions under this legislation. The Company will continue to evaluate and assess the exemptions, the status of its preliminary injunction and all other available evidence to determine the exemption status with respect to this subsidiary in future periods.

A restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce pre-tax income.

The effective income tax rate for the thirteen weeks ended March 26, 2023 was lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the benefit of FICA tax credits on certain tipped wages and benefits of Brazil tax legislation that include a temporary reduction in the Brazilian income tax rate from 34% to 0%.

12.    Commitments and Contingencies

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
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

The Company recorded reserves of $15.9 million and $15.1 million for certain of its outstanding legal proceedings as of March 26, 2023 and December 25, 2022, respectively, within Accrued and other current liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of March 26, 2023, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $22.7 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of March 26, 2023 was approximately $17.2 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements generally govern its ability to pursue and recover damages incurred. As of March 26, 2023 and December 25, 2022, the Company’s recorded contingent lease liability was $6.2 million.

13.    Segment Reporting

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 25, 2022. Revenues for all segments include only transactions with customers and exclude intersegment revenues. Excluded from Income from operations for U.S. and international are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses, certain insurance expenses and certain bonus expenses.

The following table is a summary of Total revenues by segment for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Total revenues
U.S.	$1,092,996	$1,036,407
International	151,750	104,128
Total revenues	$1,244,746	$1,140,535

The following table is a reconciliation of segment income from operations to Income before provision for income taxes for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Segment income from operations
U.S.	$133,243	$132,226
International	24,508	8,884
Total segment income from operations	157,751	141,110
Unallocated corporate operating expense	(37,118)	(33,854)
Total income from operations	120,633	107,256
Interest expense, net	(12,444)	(13,633)
Income before provision for income taxes	$108,189	$93,623

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Depreciation and amortization
U.S.	$38,163	$34,759
International	5,919	5,537
Corporate	2,220	1,479
Total depreciation and amortization	$46,302	$41,775

Geographic Areas - International revenues are defined as revenues generated from restaurant sales originating in a country other than the U.S. The following table details Total revenues by major geographic area for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
U.S.	$1,092,996	$1,036,407
International
Brazil	138,994	90,100
Other	12,756	14,028
Total revenues	$1,244,746	$1,140,535

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

Cautionary Statement

This Quarterly Report on Form 10-Q (the “Report”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “feels,” “seeks,” “forecasts,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

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

(viii)The severity, extent and duration of a health pandemic, its impacts on our business and results of operations, financial condition and liquidity, including any adverse impact on our stock price and on the other factors listed in this Report, and the responses of domestic and foreign federal, state and local governments to the pandemic;

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

(xvii)Any impairment in the carrying value of our goodwill or other intangible or long-lived assets and its effect on our financial condition and results of operations; and

(xviii)Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 25, 2022.

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

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of March 26, 2023, we owned and operated 1,184 full-service restaurants and off-premises only kitchens and franchised 313 full-service restaurants and off-premises only kitchens across 47 states, Guam and 13 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Highlights - Our financial highlights for the thirteen weeks ended March 26, 2023 include the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 5.1% and 4.9%, respectively;
•Increase in Total revenues of 9.1%, as compared to the first quarter of 2022;
•Operating income and restaurant-level operating margins of 9.7% and 17.9%, respectively, as compared to 9.4% and 17.1%, respectively, for the first quarter of 2022;
•Operating income of $120.6 million, as compared to $107.3 million in the first quarter of 2022; and
•Diluted earnings per share of $0.93 as compared to $0.73 for the first quarter of 2022.

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

•Restaurant-level operating margin, Income from operations, Net income and Diluted earnings per share—financial measures utilized to evaluate our operating performance.

Restaurant-level operating margin is a non-GAAP financial measure widely regarded in the industry as a useful metric to evaluate restaurant-level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Food and beverage costs, Labor and other related expenses and Other restaurant operating expenses (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statements of Operations and Comprehensive Income. The following categories of revenue and operating expenses are

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
not included in restaurant-level operating margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data - The table below presents the number of our full-service restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	MARCH 26, 2023	MARCH 27, 2022
U.S.
Outback Steakhouse
Company-owned	564	562
Franchised	127	130
Total	691	692
Carrabba’s Italian Grill
Company-owned	199	199
Franchised	19	20
Total	218	219
Bonefish Grill
Company-owned	172	175
Franchised	5	7
Total	177	182
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	65	64
Aussie Grill
Company-owned	7	7
U.S. total	1,158	1,164
International
Company-owned
Outback Steakhouse - Brazil (1)	140	123
Other (1)(2)	36	33
Franchised
Outback Steakhouse - South Korea	90	78
Other (2)	47	52
International total	313	286
System-wide total	1,471	1,450
System-wide total - Company-owned	1,183	1,163
System-wide total - Franchised	288	287
____________________
(1)The restaurant counts for Brazil, including Abbraccio and Aussie Grill restaurants within International Company-owned Other, are reported as of February 28, 2023 and 2022, respectively, to correspond with the balance sheet dates of this subsidiary.
(2)International Company-owned Other included four and two Aussie Grill locations as of March 26, 2023 and March 27, 2022, respectively. International Franchised Other included four and three Aussie Grill locations as of March 26, 2023 and March 27, 2022, respectively.

The table below presents the number of our off-premises only kitchens in operation as of the periods indicated:

Number of kitchens (at end of the period) (1):	MARCH 26, 2023	MARCH 27, 2022
U.S.
Company-owned	1	2
International
Company-owned	—	1
Franchised - South Korea	25	46
System-wide total	26	49
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Total revenues or Restaurant sales for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 26, 2023	MARCH 27, 2022
Revenues
Restaurant sales	98.7%	98.5%
Franchise and other revenues	1.3	1.5
Total revenues	100.0	100.0
Costs and expenses
Food and beverage (1)	31.3	32.0
Labor and other related (1)	27.8	27.8
Other restaurant operating (1)	23.0	23.1
Depreciation and amortization	3.7	3.7
General and administrative	5.3	5.1
Provision for impaired assets and restaurant closings	0.3	0.2
Total costs and expenses	90.3	90.6
Income from operations	9.7	9.4
Interest expense, net	(1.0)	(1.2)
Income before provision for income taxes	8.7	8.2
Provision for income taxes	1.2	1.4
Net income	7.5	6.8
Less: net income attributable to noncontrolling interests	0.2	0.2
Net income attributable to Bloomin’ Brands	7.3%	6.6%
________________
(1)As a percentage of Restaurant sales.

REVENUES

Restaurant Sales

Following is a summary of the change in Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 27, 2022	$1,123.6
Change from:
Comparable restaurant sales	73.3
Restaurant openings	21.0
Brazil value added tax exemptions (1)	9.6
Effect of foreign currency translation	5.5
Restaurant closures	(4.8)
For the period ended March 26, 2023	$1,228.2
________________
(1)See Note 11 - Income Taxes of the Notes to Consolidated Financial Statements for details regarding value added tax exemptions in connection with recent Brazil tax legislation.

The increase in Restaurant sales during the thirteen weeks ended March 26, 2023, was primarily due to: (i) higher comparable restaurant sales, (ii) the opening of 47 new restaurants not included in our comparable restaurant sales

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
base, (iii) value added tax exemptions in Brazil as a result of recent tax legislation and (iv) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar. The increase in Restaurant sales was partially offset by the closure of 19 restaurants since December 26, 2021.

Average Restaurant Unit Volumes and Operating Weeks

Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 26, 2023	MARCH 27, 2022
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$84,506	$80,552
Carrabba’s Italian Grill	$72,687	$67,889
Bonefish Grill	$70,146	$66,265
Fleming’s Prime Steakhouse & Wine Bar	$121,625	$117,382
International
Outback Steakhouse - Brazil (1)	$63,170	$53,939
Operating weeks:
U.S.
Outback Steakhouse	7,358	7,320
Carrabba’s Italian Grill	2,587	2,587
Bonefish Grill	2,248	2,285
Fleming’s Prime Steakhouse & Wine Bar	845	832
International
Outback Steakhouse - Brazil	1,788	1,581
____________________
(1)Translated at average exchange rates of 5.21 and 5.47 for the thirteen weeks ended March 26, 2023 and March 27, 2022, respectively. Excludes the benefit of the Brazil value added tax exemptions discussed in Note 11 - Income Taxes of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)

Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases) for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 26, 2023	MARCH 27, 2022
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (1)
Outback Steakhouse	4.9%	9.2%
Carrabba’s Italian Grill	6.7%	11.5%
Bonefish Grill	5.2%	21.3%
Fleming’s Prime Steakhouse & Wine Bar	3.6%	45.7%
Combined U.S.	5.1%	14.0%
International
Outback Steakhouse - Brazil (2)	14.3%	35.9%

Traffic:
U.S.
Outback Steakhouse	(1.5)%	(1.0)%
Carrabba’s Italian Grill	1.7%	3.0%
Bonefish Grill	(0.5)%	7.8%
Fleming’s Prime Steakhouse & Wine Bar	0.2%	28.8%
Combined U.S.	(0.7)%	1.5%
International
Outback Steakhouse - Brazil	2.2%	28.7%

Average check per person (3):
U.S.
Outback Steakhouse	6.4%	10.2%
Carrabba’s Italian Grill	5.0%	8.5%
Bonefish Grill	5.7%	13.5%
Fleming’s Prime Steakhouse & Wine Bar	3.4%	16.9%
Combined U.S.	5.8%	12.5%
International
Outback Steakhouse - Brazil	11.6%	7.6%
____________________
(1)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(2)Includes trading day impact from calendar period reporting. Excludes the effect of fluctuations in foreign currency rates and the benefit of the Brazil value added tax exemptions discussed in Note 11 - Income Taxes of the Notes to Consolidated Financial Statements.
(3)Includes the impact of menu pricing changes, product mix and discounts.

Franchise and other revenues

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2023	MARCH 27, 2022
Franchise revenues	$13.5	$13.4
Other revenues	3.0	3.6
Franchise and other revenues	$16.5	$17.0

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
COSTS AND EXPENSES

Food and beverage costs

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2023	MARCH 27, 2022	CHANGE
Food and beverage	$384.2	$359.4
% of Restaurant sales	31.3%	32.0%	(0.7)%

Food and beverage costs decreased as a percentage of Restaurant sales during the thirteen weeks ended March 26, 2023 as compared to the thirteen weeks ended March 27, 2022 primarily due to 2.1% from increases in average check per person, primarily driven by an increase in menu pricing, and 0.4% from the impact of certain cost saving initiatives. These decreases were partially offset by an increase as a percentage of Restaurant sales of 1.9% from commodity inflation.

Labor and other related expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2023	MARCH 27, 2022	CHANGE
Labor and other related	$341.5	$312.5
% of Restaurant sales	27.8%	27.8%	—%

Labor and other related expenses were flat as a percentage of Restaurant sales during the thirteen weeks ended March 26, 2023 as compared to the thirteen weeks ended March 27, 2022 primarily due to an increase of 1.6% from higher labor costs, primarily due to wage rate inflation. This increase was partially offset by a decrease as a percentage of Restaurant sales of 1.5% from leveraging increased restaurant sales due to increases in average check per person, primarily driven by an increase in menu pricing, and lapping the impact of COVID-19 in Brazil and Hong Kong.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2023	MARCH 27, 2022	CHANGE
Other restaurant operating	$282.9	$259.1
% of Restaurant sales	23.0%	23.1%	(0.1)%

Other restaurant operating expenses were flat as a percentage of Restaurant sales during the thirteen weeks ended March 26, 2023 as compared to the thirteen weeks ended March 27, 2022 primarily due to 1.6% from leveraging increased restaurant sales due to increases in average check per person, primarily driven by an increase in menu pricing, and lapping the impact of COVID-19 in Brazil and Hong Kong. This decrease was offset by an increase as a percentage of Restaurant sales of 1.6% from higher operating expenses including utilities, primarily due to inflation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Depreciation and amortization

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2023	MARCH 27, 2022	CHANGE
Depreciation and amortization	$46.3	$41.8	$4.5

Depreciation and amortization increased during the thirteen weeks ended March 26, 2023 as compared to the thirteen weeks ended March 27, 2022 primarily due to additional depreciation expense related to: (i) technology projects, (ii) upgraded kitchen equipment and (iii) restaurant remodels, openings and relocations.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in General and administrative expense for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 27, 2022	$58.7
Change from:
Legal and professional fees	3.0
Compensation, benefits and payroll tax	2.6
Travel and entertainment	1.2
Other	0.3
For the period ended March 26, 2023	$65.8

Income from operations

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2023	MARCH 27, 2022	CHANGE
Income from operations	$120.6	$107.3	$13.3
% of Total revenues	9.7%	9.4%	0.3%

The increase in Income from operations generated during the thirteen weeks ended March 26, 2023 as compared to the thirteen weeks ended March 27, 2022 was primarily due to: (i) increases in comparable restaurant sales, primarily driven by an increase in menu pricing and lapping the impact of COVID-19 in Brazil and Hong Kong, (ii) the impact of certain cost saving initiatives and (iii) value added tax exemptions in Brazil as a result of recent tax legislation. These increases were partially offset by: (i) commodity inflation, (ii) higher labor costs, primarily due to wage rate inflation, and (iii) higher operating expenses including utilities, primarily due to inflation.

During the thirteen weeks ended March 26, 2023, the increase in operating income margin included approximately 0.3% attributable to exemptions from Brazil federal value added taxes (PIS and COFINS) on Restaurant sales provided by recent Brazil tax legislation, partially offset by corresponding limitations on allowable value added tax credits typically recognized as reductions of cost and expense lines throughout our Consolidated Statements of Operations and Comprehensive Income. See Note 11 - Income Taxes of the Notes to Consolidated Financial Statements for further discussion regarding Brazil tax legislation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Provision for income taxes

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2023	MARCH 27, 2022	CHANGE
Income before provision for income taxes	$108.2	$93.6	$14.6
Provision for income taxes	$14.8	$15.9	$(1.1)
Effective income tax rate	13.6%	17.0%	(3.4)%

The effective income tax rate for the thirteen weeks ended March 26, 2023 decreased by 3.4 percentage points as compared to the thirteen weeks ended March 27, 2022. The decrease was primarily due to the benefits of Brazil tax legislation that include a temporary reduction in the Brazilian income tax rate from 34% to 0% applicable to the thirteen weeks ended March 26, 2023. See Note 11 - Income Taxes of the Notes to Consolidated Financial Statements for further discussion regarding Brazil tax legislation.

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

Refer to Note 13 - Segment Reporting of the Notes to Consolidated Financial Statements for reconciliations of segment income from operations to the consolidated operating results.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
U.S. Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Revenues
Restaurant sales	$1,080,569	$1,023,635
Franchise and other revenues	12,427	12,772
Total revenues	$1,092,996	$1,036,407
Income from operations	$133,243	$132,226
Operating income margin	12.2%	12.8%
Restaurant-level operating income	$187,808	$177,715
Restaurant-level operating margin	17.4%	17.4%

Restaurant sales

Following is a summary of the change in U.S. segment Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 27, 2022	$1,023.7
Change from:
Comparable restaurant sales	50.4
Restaurant openings	11.3
Restaurant closures	(4.8)
For the period ended March 26, 2023	$1,080.6

The increase in U.S. Restaurant sales during the thirteen weeks ended March 26, 2023 was primarily due to higher comparable restaurant sales and the opening of 17 new restaurants not included in our comparable restaurant sales base. The increase in Restaurant sales was partially offset by the closure of 18 restaurants since December 26, 2021.

Income from operations

The increase in U.S. Income from operations generated during the thirteen weeks ended March 26, 2023 as compared to the thirteen weeks ended March 27, 2022 was primarily due to increases in comparable restaurant sales, primarily driven by an increase in menu pricing, and the impact of certain cost saving initiatives. These increases were partially offset by decreases primarily due to: (i) commodity inflation, (ii) higher labor costs, primarily due to wage rate inflation, (iii) higher operating expenses including utilities, primarily due to inflation and (iv) an increase in asset impairment charges.

The decrease in U.S. operating income margin during the thirteen weeks ended March 26, 2023 as compared to the thirteen weeks ended March 27, 2022 was primarily due to an increase in asset impairment charges.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
International Segment

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Revenues
Restaurant sales	$147,665	$99,940
Franchise and other revenues	4,085	4,188
Total revenues	$151,750	$104,128
Income from operations	$24,508	$8,884
Operating income margin	16.2%	8.5%
Restaurant-level operating income	$34,015	$16,935
Restaurant-level operating margin	23.0%	16.9%

Restaurant sales

Following is a summary of the change in international segment Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 27, 2022	$99.9
Change from:
Comparable restaurant sales	22.9
Restaurant openings	9.7
Brazil value added tax exemptions (1)	9.6
Effect of foreign currency translation	5.5
For the period ended March 26, 2023	$147.6
________________
(1)See Note 11 - Income Taxes of the Notes to Consolidated Financial Statements for details regarding value added tax exemptions in connection with recent Brazil tax legislation.

The increase in international Restaurant sales during the thirteen weeks ended March 26, 2023 was primarily due to: (i) higher comparable restaurant sales in Brazil and Hong Kong, (ii) the opening of 30 new restaurants not included in our comparable restaurant sales base, (iii) value added tax exemptions in Brazil as a result of recent tax legislation and (iv) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

Income from operations

The increase in international Income from operations generated during the thirteen weeks ended March 26, 2023 as compared to the thirteen weeks ended March 27, 2022 was primarily due to: (i) the recovery of in-restaurant dining, (ii) value added tax exemptions in Brazil as a result of recent tax legislation and (iii) increases in comparable restaurant sales, primarily driven by an increase in menu pricing. These increases were partially offset by decreases primarily due to: (i) higher labor costs, primarily due to wage rate inflation, (ii) commodity inflation and (iii) higher advertising expense.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Non-GAAP Financial Measures

Consolidated restaurant-level operating income and corresponding margin non-GAAP reconciliations - The following table reconciles consolidated Income from operations and the corresponding margin to restaurant-level operating income and the corresponding margin for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Income from operations	$120,633	$107,256
Operating income margin	9.7%	9.4%
Less:
Franchise and other revenues	16,512	16,960
Plus:
Depreciation and amortization	46,302	41,775
General and administrative	65,804	58,674
Provision for impaired assets and restaurant closings	3,324	1,839
Restaurant-level operating income	$219,551	$192,584
Restaurant-level operating margin	17.9%	17.1%

Segment restaurant-level and operating margin non-GAAP reconciliations - The following tables reconcile segment Income from operations and the corresponding margin to segment restaurant-level operating income and the corresponding margin for the periods indicated:

U.S.	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Income from operations	$133,243	$132,226
Operating income margin	12.2%	12.8%
Less:
Franchise and other revenues	12,427	12,772
Plus:
Depreciation and amortization	38,163	34,758
General and administrative	25,505	23,445
Provision for impaired assets and restaurant closings	3,324	58
Restaurant-level operating income	$187,808	$177,715
Restaurant-level operating margin	17.4%	17.4%

International	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Income from operations	$24,508	$8,884
Operating income margin	16.2%	8.5%
Less:
Franchise and other revenues	4,085	4,188
Plus:
Depreciation and amortization	5,919	5,536
General and administrative	7,673	4,928
Provision for impaired assets and restaurant closings	—	1,775
Restaurant-level operating income	$34,015	$16,935
Restaurant-level operating margin	23.0%	16.9%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant-level operating margin non-GAAP reconciliations (continued) - The following table presents the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 26, 2023	MARCH 27, 2022
Restaurant sales	100.0%	100.0%

Food and beverage	31.3%	32.0%
Labor and other related	27.8%	27.8%
Other restaurant operating	23.0%	23.1%

Restaurant-level operating margin	17.9%	17.1%

Adjusted diluted earnings per share non-GAAP reconciliations - The following table reconciles Net income attributable to Bloomin’ Brands to adjusted diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands, except share and per share data)	MARCH 26, 2023	MARCH 27, 2022
Net income attributable to Bloomin’ Brands	$91,311	$75,511

Diluted earnings per share	$0.93	$0.73
Adjusted diluted earnings per share (1)	$0.98	$0.80

Diluted weighted average common shares outstanding	98,011	103,454
Adjusted diluted weighted average common shares outstanding (1)	93,180	94,722
_________________
(1)Adjusted diluted weighted average common shares outstanding was calculated excluding the dilutive effect of 4,831 and 8,732 shares for the thirteen weeks ended March 26, 2023 and March 27, 2022, respectively, to be issued upon conversion of the 2025 Notes to satisfy the amount in excess of the principal since our convertible note hedge offsets the dilutive impact of the shares underlying the 2025 Notes.

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

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 26, 2023	MARCH 27, 2022
U.S.
Outback Steakhouse	$136	$129
Carrabba’s Italian Grill	13	12
Bonefish Grill	3	3
U.S. total	152	144
International
Outback Steakhouse - South Korea	94	78
Other (1)	27	34
International total	121	112
Total franchise sales (2)	$273	$256
_____________________
(1)Includes franchise sales for off-premises only kitchens in South Korea.
(2)Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 26, 2023, we had $94.4 million in cash and cash equivalents, of which $27.1 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of March 26, 2023, we had aggregate undistributed foreign earnings of approximately $25.8 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional material U.S. federal income tax. These amounts are not considered indefinitely reinvested in our foreign subsidiaries.

Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY			TOTAL CREDIT FACILITIES
(dollars in thousands)	REVOLVING CREDIT FACILITY	2025 NOTES	2029 NOTES
Balance as of December 25, 2022	$430,000	$105,000	$300,000	$835,000
2023 new debt	190,000	—	—	190,000
2023 payments	(260,000)	—	—	(260,000)
Balance as of March 26, 2023	$360,000	$105,000	$300,000	$765,000

Interest rates, as of March 26, 2023 (1)	6.28%	5.00%	5.13%
Principal maturity date	April 2026	May 2025	April 2029
____________________
(1)Interest rate for revolving credit facility represents the weighted average interest rate as of March 26, 2023.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
As of March 26, 2023, we had $620.2 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $19.8 million.

Our credit agreement, as amended, contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 13 - Long-term Debt, Net in our Annual Report on Form 10-K for the year ended December 25, 2022 for further information.

As of March 26, 2023 and December 25, 2022, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

Use of Cash

Cash flows generated from operating activities and availability under our revolving credit facility are our principal sources of liquidity, which we use for operating expenses, debt payments, share repurchases, dividend payments, development of new restaurants, remodeling or relocating older restaurants and investment in technology.

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

Dividends and Share Repurchases - In April 2023, our Board declared a quarterly cash dividend of $0.24 per share, payable on May 24, 2023. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

During the thirteen weeks ended March 26, 2023, we fully utilized the remaining share repurchase authorization under the 2022 Share Repurchase Program. On February 7, 2023, our Board approved the 2023 Share Repurchase Program under which we are authorized to repurchase up to $125.0 million of our outstanding common stock. The 2023 Share Repurchase Program will expire on August 7, 2024. As of March 26, 2023, we had $119.4 million remaining available for repurchase under the 2023 Share Repurchase Program.

Following is a summary of dividends and share repurchases from fiscal year 2015 through March 26, 2023:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal years 2015 - 2022	$227,961	$1,083,580	$1,311,541
First fiscal quarter 2023	21,014	20,645	41,659
Total (1)	$248,975	$1,104,225	$1,353,200
________________
(1)Subsequent to March 26, 2023, we repurchased $7.2 million of our common stock under a Rule 10b5-1 plan.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Summary of Cash Flows and Financial Condition

Cash Flows - The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 26, 2023	MARCH 27, 2022
Net cash provided by operating activities	$189,668	$147,135
Net cash used in investing activities	(62,945)	(39,150)
Net cash used in financing activities	(116,987)	(101,111)
Effect of exchange rate changes on cash and cash equivalents	(30)	1,965
Net increase in cash, cash equivalents and restricted cash	$9,706	$8,839

Operating activities - The increase in net cash provided by operating activities during the thirteen weeks ended March 26, 2023 as compared to the thirteen weeks ended March 27, 2022 was primarily due to higher operational receipts net of payments and decreased employee compensation payments.

Investing activities - The increase in net cash used in investing activities during the thirteen weeks ended March 26, 2023 as compared to the thirteen weeks ended March 27, 2022 was primarily due to higher capital expenditures.

Financing activities - The increase in net cash used in financing activities during the thirteen weeks ended March 26, 2023 as compared the thirteen weeks ended March 27, 2022 was primarily due to increases in the repurchase of common stock and payment of cash dividends on our common stock.

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	MARCH 26, 2023	DECEMBER 25, 2022
Current assets	$247,846	$346,577
Current liabilities	920,433	978,867
Working capital (deficit)	$(672,587)	$(632,290)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $322.6 million and $394.2 million as of March 26, 2023 and December 25, 2022, respectively, and (ii) current operating lease liabilities of $182.8 million and $183.5 million as of March 26, 2023 and December 25, 2022, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirteen weeks ended March 26, 2023 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in commodity prices, labor inflation and foreign currency exchange rates and interest rates. We believe that there have been no material changes in our market risk since December 25, 2022. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 25, 2022 for further information regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 26, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the thirteen weeks ended March 26, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.
PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors,” in our 2022 Form 10-K which could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2022 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the thirteen weeks ended March 26, 2023 that were not registered under the Securities Act.

The following table provides information regarding our purchases of common stock during the thirteen weeks ended March 26, 2023:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
December 26, 2022 through January 22, 2023	314,175	$21.97	314,175	$8,099,645
January 23, 2023 through February 19, 2023	330,114	$24.53	330,114	$125,000,664
February 20, 2023 through March 26, 2023	218,688	$25.81	218,688	$119,355,724
Total	862,977		862,977
____________________
(1)On February 8, 2022, our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common stock as announced in our press release issued on February 18, 2022 (the “2022 Share Repurchase Program”). The 2022 Share Repurchase Program was set to expire on August 9, 2023. During the thirteen weeks ended March 26, 2023, we fully utilized the remaining share repurchase authorization under the 2022 Share Repurchase Program. On February 7, 2023, our Board approved a new share repurchase authorization of up to $125.0 million of our outstanding common stock as announced in our press release issued February 16, 2023 (the “2023 Share Repurchase Program”). The 2023 Share Repurchase Program will expire on August 7, 2024.

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

3.1	Fifth Amended and Restated Certificate of Incorporation of Bloomin’ Brands, Inc.	April 19, 2023, Form 8-K, Exhibit 3.1

3.2	Fourth Amended and Restated Bylaws of Bloomin’ Brands, Inc.	April 19, 2023, Form 8-K, Exhibit 3.2

4.1	Description of Common Stock	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date:	May 2, 2023	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Philip Pace
Philip Pace Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

[Remainder of page intentionally left blank]