Form 10-Q
period 2023-06-25
Bloomin' Brands, Inc.
filed 2023-08-01
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2023
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

As of July 27, 2023, 87,097,283 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 25, 2023
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	JUNE 25, 2023	DECEMBER 25, 2022
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$88,794	$84,735
Inventories	62,327	78,124
Other current assets, net	96,770	183,718
Total current assets	247,891	346,577
Property, fixtures and equipment, net	975,986	914,142
Operating lease right-of-use assets	1,089,218	1,103,083
Goodwill	274,629	273,032
Intangible assets, net	445,630	448,326
Deferred income tax assets, net	152,387	153,118
Other assets, net	87,391	82,147
Total assets	$3,273,132	$3,320,425
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$202,207	$183,715
Current operating lease liabilities	185,362	183,510
Accrued and other current liabilities	211,481	217,427
Unearned revenue	312,556	394,215
Total current liabilities	911,606	978,867
Non-current operating lease liabilities	1,132,015	1,148,607
Long-term debt, net	763,998	828,507
Other long-term liabilities, net	93,645	90,535
Total liabilities	2,901,264	3,046,516
Commitments and contingencies (Note 13)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of June 25, 2023 and December 25, 2022	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 87,339,455 and 87,696,200 shares issued and outstanding as of June 25, 2023 and December 25, 2022, respectively	873	877
Additional paid-in capital	1,132,732	1,161,912
Accumulated deficit	(582,738)	(706,109)
Accumulated other comprehensive loss	(181,943)	(185,311)
Total Bloomin’ Brands stockholders’ equity	368,924	271,369
Noncontrolling interests	2,944	2,540
Total stockholders’ equity	371,868	273,909
Total liabilities and stockholders’ equity	$3,273,132	$3,320,425

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Revenues
Restaurant sales	$1,137,330	$1,108,918	$2,365,564	$2,232,493
Franchise and other revenues	15,364	16,244	31,876	33,204
Total revenues	1,152,694	1,125,162	2,397,440	2,265,697
Costs and expenses
Food and beverage	351,226	364,459	735,440	723,829
Labor and other related	325,934	308,759	667,476	621,270
Other restaurant operating	273,338	263,529	556,265	522,639
Depreciation and amortization	47,565	41,257	93,867	83,032
General and administrative	63,358	59,246	129,162	117,920
Provision for impaired assets and restaurant closings	1,827	193	5,151	2,032
Total costs and expenses	1,063,248	1,037,443	2,187,361	2,070,722
Income from operations	89,446	87,719	210,079	194,975
Loss on extinguishment and modification of debt	—	(107,630)	—	(107,630)
Loss on fair value adjustment of derivatives, net	—	(17,685)	—	(17,685)
Interest expense, net	(12,961)	(12,548)	(25,405)	(26,181)
Income (loss) before provision for income taxes	76,485	(50,144)	184,674	43,479
Provision for income taxes	6,483	11,536	21,244	27,465
Net income (loss)	70,002	(61,680)	163,430	16,014
Less: net income attributable to noncontrolling interests	1,725	1,955	3,842	4,138
Net income (loss) attributable to Bloomin’ Brands	$68,277	$(63,635)	$159,588	$11,876

Net income (loss)	$70,002	$(61,680)	$163,430	$16,014
Other comprehensive income (loss):
Foreign currency translation adjustment	4,502	11,940	3,368	23,223
Unrealized gain on derivatives, net of tax	—	—	—	573
Reclassification of adjustments for loss on derivatives included in Net income (loss), net of tax	—	273	—	954
Impact of terminated interest rate swaps included in Net income (loss), net of tax	—	2,164	—	5,185
Comprehensive income (loss)	74,504	(47,303)	166,798	45,949
Less: comprehensive income attributable to noncontrolling interests	1,725	1,955	3,842	4,138
Comprehensive income (loss) attributable to Bloomin’ Brands	$72,779	$(49,258)	$162,956	$41,811

Earnings (loss) per share:
Basic	$0.77	$(0.72)	$1.80	$0.13
Diluted	$0.70	$(0.72)	$1.63	$0.12
Weighted average common shares outstanding:
Basic	88,559	88,898	88,838	89,127
Diluted	97,401	88,898	97,706	102,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, March 26, 2023	87,465	$875	$1,141,017	$(635,451)	$(186,445)	$2,845	$322,841
Net income	—	—	—	68,277	—	1,725	70,002
Other comprehensive income	—	—	—	—	4,502	—	4,502
Cash dividends declared, $0.24 per common share	—	—	(20,990)	—	—	—	(20,990)
Repurchase and retirement of common stock, including excise tax of $31	(619)	(6)	—	(15,564)	—	—	(15,570)
Stock-based compensation	—	—	5,138	—	—	—	5,138
Common stock issued under stock plans (1)	493	4	7,567	—	—	—	7,571
Distributions to noncontrolling interests	—	—	—	—	—	(2,085)	(2,085)
Contributions from noncontrolling interests	—	—	—	—	—	459	459
Balance, June 25, 2023	87,339	$873	$1,132,732	$(582,738)	$(181,943)	$2,944	$371,868

Balance, December 25, 2022	87,696	$877	$1,161,912	$(706,109)	$(185,311)	$2,540	$273,909
Net income	—	—	—	159,588	—	3,842	163,430
Other comprehensive income	—	—	—	—	3,368	—	3,368
Cash dividends declared, $0.48 per common share	—	—	(42,004)	—	—	—	(42,004)
Repurchase and retirement of common stock, including excise tax of $48	(1,482)	(15)	—	(36,217)	—	—	(36,232)
Stock-based compensation	—	—	8,042	—	—	—	8,042
Common stock issued under stock plans (1)	1,125	11	4,782	—	—	—	4,793
Distributions to noncontrolling interests	—	—	—	—	—	(4,640)	(4,640)
Contributions from noncontrolling interests	—	—	—	—	—	1,202	1,202
Balance, June 25, 2023	87,339	$873	$1,132,732	$(582,738)	$(181,943)	$2,944	$371,868

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

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 25, 2023	JUNE 26, 2022
Cash flows provided by operating activities:
Net income	$163,430	$16,014
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	93,867	83,032
Amortization of debt discounts and issuance costs	1,532	2,025
Amortization of deferred gift card sales commissions	13,180	13,458
Provision for impaired assets and restaurant closings	5,151	2,032
Non-cash interest expense from terminated interest rate swaps	—	6,980
Non-cash operating lease costs	42,884	41,336
Stock-based compensation expense	8,042	9,802
Deferred income tax (benefit) expense	(1,164)	8,329
Loss on extinguishment and modification of debt	—	107,630
Loss on fair value adjustment of derivatives, net	—	17,685
Other, net	(3,515)	4,935
Change in assets and liabilities	(36,114)	(94,440)
Net cash provided by operating activities	287,293	218,818
Cash flows used in investing activities:
Capital expenditures	(142,153)	(76,901)
Other investments, net	1,502	1,163
Net cash used in investing activities	(140,651)	(75,738)
Cash flows used in financing activities:
Repayments of long-term debt and finance lease obligations	(816)	(195,733)
Proceeds from borrowings on revolving credit facilities	448,000	624,500
Repayments of borrowings on revolving credit facilities	(513,000)	(304,500)
Financing fees	—	(853)
Principal settlements and repurchase of convertible senior notes	(214)	(196,919)
Proceeds from retirement of convertible senior note hedges	—	131,869
Payments for retirement of warrants	—	(114,825)
Proceeds from share-based compensation, net	4,793	2,007
Distributions to noncontrolling interests	(4,640)	(5,154)
Contributions from noncontrolling interests	1,202	461
Purchase of noncontrolling interests	(100)	(4,904)
Payments for partner equity plan	—	(5,743)
Repurchase of common stock	(36,435)	(46,151)
Cash dividends paid on common stock	(42,004)	(24,977)
Net cash used in financing activities	(143,214)	(140,922)
Effect of exchange rate changes on cash and cash equivalents	631	4,232
Net increase in cash, cash equivalents and restricted cash	4,059	6,390
Cash, cash equivalents and restricted cash as of the beginning of the period	84,735	89,057
Cash, cash equivalents and restricted cash as of the end of the period	$88,794	$95,447
Supplemental disclosures of cash flow information:
Cash paid for interest	$16,951	$18,862
Cash paid for income taxes, net of refunds	$15,356	$17,191
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$30,249	$26,415
Leased assets obtained in exchange for new finance lease liabilities	$5,367	$2,417
Increase in liabilities from the acquisition of property, fixtures and equipment	$7,522	$2,545

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

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period, including, but not limited to, finance lease liabilities presented within other liabilities that were formerly presented within long-term debt, the separate presentation of current operating lease liabilities on the face of the Consolidated Balance Sheets and the presentation of certain items within the Condensed Consolidated Statements of Cash Flows. These reclassifications had no effect on previously reported net income.

2.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Revenues
Restaurant sales	$1,137,330	$1,108,918	$2,365,564	$2,232,493
Franchise and other revenues
Franchise revenues	12,568	12,596	26,091	26,002
Other revenues	2,796	3,648	5,785	7,202
Total Franchise and other revenues	15,364	16,244	31,876	33,204
Total revenues	$1,152,694	$1,125,162	$2,397,440	$2,265,697

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following tables include the disaggregation of Restaurant sales and franchise revenues, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED
	JUNE 25, 2023		JUNE 26, 2022
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$576,989	$8,219	$573,563	$8,156
Carrabba’s Italian Grill	176,666	758	170,190	797
Bonefish Grill	143,458	95	145,472	173
Fleming’s Prime Steakhouse & Wine Bar	92,851	—	93,933	—
Other	3,474	10	2,769	8
U.S. total	993,438	9,082	985,927	9,134
International
Outback Steakhouse - Brazil (1)	119,295	—	100,647	—
Other (1)(2)	24,597	3,486	22,344	3,462
International total	143,892	3,486	122,991	3,462
Total	$1,137,330	$12,568	$1,108,918	$12,596

	TWENTY-SIX WEEKS ENDED
	JUNE 25, 2023		JUNE 26, 2022
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$1,205,172	$16,763	$1,168,956	$16,615
Carrabba’s Italian Grill	364,708	1,553	345,818	1,458
Bonefish Grill	301,147	266	296,888	350
Fleming’s Prime Steakhouse & Wine Bar	195,624	—	191,595	—
Other	7,356	25	6,305	13
U.S. total	2,074,007	18,607	2,009,562	18,436
International
Outback Steakhouse - Brazil (1)	241,311	—	185,948	—
Other (1)(2)	50,246	7,484	36,983	7,566
International total	291,557	7,484	222,931	7,566
Total	$2,365,564	$26,091	$2,232,493	$26,002
________________
(1)Restaurant sales in Brazil increased $9.6 million and $19.2 million during the thirteen and twenty-six weeks ended June 25, 2023, respectively, in connection with value added tax exemptions resulting from tax legislation. See Note 12 - Income Taxes for details regarding the Brazil tax legislation.
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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	JUNE 25, 2023	DECEMBER 25, 2022
Other current assets, net
Deferred gift card sales commissions	$12,694	$17,755

Unearned revenue
Deferred gift card revenue	$304,942	$386,495
Deferred loyalty revenue	5,391	5,628
Deferred franchise fees - current	472	460
Other	1,751	1,632
Total Unearned revenue	$312,556	$394,215

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,132	$4,126

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Balance, beginning of the period	$13,403	$13,033	$17,755	$17,793
Deferred gift card sales commissions amortization	(5,383)	(5,441)	(13,180)	(13,458)
Deferred gift card sales commissions capitalization	5,340	5,436	9,743	9,605
Other	(666)	(690)	(1,624)	(1,602)
Balance, end of the period	$12,694	$12,338	$12,694	$12,338

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Balance, beginning of the period	$314,096	$314,974	$386,495	$387,945
Gift card sales	65,338	65,174	118,343	115,454
Gift card redemptions	(70,175)	(72,428)	(188,458)	(189,050)
Gift card breakage	(4,317)	(4,176)	(11,438)	(10,805)
Balance, end of the period	$304,942	$303,544	$304,942	$303,544

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
3.    Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 25, 2023	JUNE 26, 2022 (1)	JUNE 25, 2023	JUNE 26, 2022
Net income (loss) attributable to Bloomin’ Brands	$68,277	$(63,635)	$159,588	$11,876

Basic weighted average common shares outstanding	88,559	88,898	88,838	89,127

Effect of dilutive securities:
Stock options	395	—	398	305
Nonvested restricted stock units	132	—	201	192
Nonvested performance-based share units	—	—	143	143
Convertible senior notes (2)	5,002	—	4,917	8,253
Warrants (2)	3,313	—	3,209	4,025
Diluted weighted average common shares outstanding	97,401	88,898	97,706	102,045

Basic earnings (loss) per share	$0.77	$(0.72)	$1.80	$0.13
Diluted earnings (loss) per share	$0.70	$(0.72)	$1.63	$0.12
______________
(1)Due to the Company’s net loss during the thirteen weeks ended June 26, 2022, the effect of dilutive securities was excluded from the computation of diluted earnings per share as their effect would be antidilutive.
(2)During the thirteen weeks ended June 26, 2022, the Company repurchased $125.0 million of the convertible notes due in 2025 and settled the corresponding portion of the related note hedges and warrants (the “2025 Notes Partial Repurchase”).

Share-based compensation-related weighted average securities outstanding not included in the computation of earnings (loss) per share because their effect was antidilutive were as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(shares in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Stock options	689	2,563	707	1,870
Nonvested restricted stock units	21	485	70	299
Nonvested performance-based share units	581	596	463	475

4.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense, net of capitalized expense, as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Performance-based share units	$2,297	$2,840	$3,220	$5,459
Restricted stock units	1,985	2,027	3,948	3,837
Stock options	835	55	835	432
Total stock-based compensation expense, net	$5,117	$4,922	$8,003	$9,728

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents a summary of the Company’s PSU activity:

(in thousands, except per unit data)	PERFORMANCE-BASED SHARE UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT	AGGREGATE INTRINSIC VALUE (1)
Outstanding as of December 25, 2022	874	$24.83	$18,323
Granted	301	$29.01
Performance adjustment (2)	154	$19.84
Vested	(470)	$19.84
Forfeited	(32)	$26.39
Outstanding as of June 25, 2023	827	$26.92	$21,308
Expected to vest as of June 25, 2023 (3)	1,067		$27,486
________________
(1)Based on the $20.96 and $25.76 share price of the Company’s common stock on December 23, 2022 and June 23, 2023, the last trading day of the year ended December 25, 2022 and the twenty-six weeks ended June 25, 2023, respectively.
(2)Represents adjustment to 148% payout for PSUs granted during 2020.
(3)Estimated number of units to be issued upon the vesting of outstanding PSU awards based on Company performance projections of performance criteria set forth in the 2021, 2022 and 2023 PSU award agreements.

Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the periods indicated:

	TWENTY-SIX WEEKS ENDED
	JUNE 25, 2023	JUNE 26, 2022
Assumptions:
Risk-free interest rate (1)	4.26%	1.64%
Dividend yield (2)	3.47%	2.31%
Volatility (3)	51.02%	49.11%

Grant date fair value per unit (4)	$29.01	$26.10
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term.
(3)Based on the historical volatility of the Company’s stock over the last seven years.
(4)Represents a premium above the grant date per share value of the Company’s common stock for the Relative TSR modifier of 2.7% and 7.9% during the twenty-six weeks ended June 25, 2023 and June 26, 2022, respectively.

The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of June 25, 2023:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Performance-based share units	$14,306	1.7
Restricted stock units	$11,917	2.0

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
5.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 25, 2023	DECEMBER 25, 2022
Prepaid expenses	$24,387	$29,343
Accounts receivable - gift cards, net	15,754	85,606
Accounts receivable - vendors, net	15,638	25,385
Accounts receivable - franchisees, net	3,993	2,550
Accounts receivable - other, net	18,094	18,408
Deferred gift card sales commissions	12,694	17,755
Other current assets, net	6,210	4,671
	$96,770	$183,718

6.    Goodwill and Intangible Assets, Net

Annual Goodwill and Intangible Assets Impairment Assessment - The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during its second fiscal quarter. The Company’s 2023 assessment was quantitative and the 2022 assessment was qualitative. In connection with these assessments, the Company did not record any impairment charges.

7.    Long-term Debt, Net

Following is a summary of outstanding Long-term debt, net, as of the periods indicated:

	JUNE 25, 2023		DECEMBER 25, 2022
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)	$365,000	6.77%	$430,000	5.79%
2025 Notes	104,786	5.00%	105,000	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Less: unamortized debt discount and issuance costs	(5,788)		(6,493)
Long-term debt, net	$763,998		$828,507
________________
(1)Interest rate represents the weighted average interest rate as of the respective periods.

Debt Covenants - As of June 25, 2023 and December 25, 2022, the Company was in compliance with its debt covenants.

8.    Convertible Senior Notes

2025 Notes - In connection with dividends paid during the twenty-six weeks ended June 25, 2023, the conversion rate for the Company’s remaining convertible senior notes due 2025 (the “2025 Notes”) decreased to approximately $11.37 per share, which represents 87.962 shares of common stock per $1,000 principal amount of the 2025 Notes, or a total of approximately 9.217 million shares.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	JUNE 25, 2023	DECEMBER 25, 2022
Principal	$104,786	$105,000
Less: debt issuance costs	(1,542)	(1,939)
Net carrying amount	$103,244	$103,061

Following is a summary of interest expense for the 2025 Notes by component for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Coupon interest	$1,310	$2,597	$2,622	$5,472
Debt issuance cost amortization	198	370	394	774
Total interest expense (1)	$1,508	$2,967	$3,016	$6,246
________________
(1)The effective rate of the 2025 Notes over their expected life is 5.85%. The decrease in interest expense during the thirteen and twenty-six weeks ended June 25, 2023 relates to the 2025 Notes Partial Repurchase in May 2022.

Based on the daily closing prices of the Company’s stock during the quarter ended June 25, 2023, the remaining holders of the 2025 Notes are eligible to convert their notes during the third quarter of 2023.

9.    Stockholders’ Equity

Share Repurchases - On February 7, 2023, the Company’s Board of Directors (the “Board”) approved a share repurchase program (the “2023 Share Repurchase Program”) under which the Company is authorized to repurchase up to $125.0 million of its outstanding common stock. The 2023 Share Repurchase Program will expire on August 7, 2024. As of June 25, 2023, $103.8 million remained available for repurchase under the 2023 Share Repurchase Program.

Following is a summary of the shares repurchased during fiscal year 2023:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
First fiscal quarter	863	$23.92	$20,645
Second fiscal quarter	619	$25.11	15,539
Total common stock repurchases (1)	1,482	$24.42	$36,184
________________
(1)Excludes excise tax on share repurchases. Subsequent to June 25, 2023, the Company repurchased 269 thousand shares of its common stock for $7.3 million under a Rule 10b5-1 plan.

Dividends - The Company declared and paid dividends per share during fiscal year 2023 as follows:

(dollars in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.24	$21,014
Second fiscal quarter	0.24	20,990
Total cash dividends declared and paid	$0.48	$42,004

In July 2023, the Board declared a quarterly cash dividend of $0.24 per share, payable on August 25, 2023 to shareholders of record at the close of business on August 14, 2023.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accumulated Other Comprehensive Loss (“AOCL”) - AOCL consisted of foreign currency translation adjustments as of June 25, 2023 and December 25, 2022.

Following are the components of Other comprehensive income attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Foreign currency translation adjustment	$4,502	$11,940	$3,368	$23,223

Unrealized gain on derivatives, net of tax	—	—	—	573
Reclassification of adjustments for loss on derivatives included in Net income (loss), net of tax	—	273	—	954
Impact of terminated interest rate swaps included in Net income (loss), net of tax	—	2,164	—	5,185
Total gain on derivatives, net of tax	—	2,437	—	6,712
Other comprehensive income attributable to Bloomin’ Brands	$4,502	$14,377	$3,368	$29,935

10.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	JUNE 25, 2023	DECEMBER 25, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,089,218	$1,103,083
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	10,045	4,679
Total lease assets, net		$1,099,263	$1,107,762

Current operating lease liabilities	Current operating lease liabilities	$185,362	$183,510
Current finance lease liabilities	Accrued and other current liabilities	2,508	1,636
Non-current operating lease liabilities (2)	Non-current operating lease liabilities	1,131,843	1,148,379
Non-current finance lease liabilities	Other long-term liabilities, net	8,037	3,149
Total lease liabilities		$1,327,750	$1,336,674
________________
(1)Net of accumulated amortization of $3.5 million and $3.6 million as of June 25, 2023 and December 25, 2022, respectively.
(2)Excludes immaterial COVID-19-related deferred rent accruals.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)		JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Operating lease cost (1)	Other restaurant operating	$46,237	$45,579	$91,984	$90,940
Variable lease cost	Other restaurant operating	1,629	1,619	3,353	3,502
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	549	356	1,037	693
Interest on lease liabilities	Interest expense, net	174	44	310	76
Sublease revenue	Franchise and other revenues	(1,635)	(2,436)	(3,343)	(4,994)
Lease costs, net		$46,954	$45,162	$93,341	$90,217
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.0 million and $3.1 million for the thirteen weeks ended June 25, 2023 and June 26, 2022, respectively, and $6.0 million and $6.1 million for the twenty-six weeks ended June 25, 2023 and June 26, 2022, respectively, which is included in General and administrative expense.

The following table is a summary of cash flow impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$97,804	$97,255

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	JUNE 25, 2023		DECEMBER 25, 2022
(dollars in thousands)	TOTAL	LEVEL 1	TOTAL	LEVEL 1
Assets (1):
Cash equivalents:
Fixed income funds	$11,715	$11,715	$3,301	$3,301
Money market funds	8,880	8,880	4,786	4,786
Total asset recurring fair value measurements	$20,595	$20,595	$8,087	$8,087
________________
(1)Carrying value approximates fair value because maturities are less than three months.

Interim Disclosures about Fair Value of Financial Instruments - The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported on its Consolidated Balance Sheets due to their short duration.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	JUNE 25, 2023		DECEMBER 25, 2022
(dollars in thousands)	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
Senior secured credit facility - revolving credit facility	$365,000	$365,000	$430,000	$430,000
2025 Notes	$104,786	$241,722	$105,000	$198,843
2029 Notes	$300,000	$269,343	$300,000	$260,265

12.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Income (loss) before provision for income taxes	$76,485	$(50,144)	$184,674	$43,479
Provision for income taxes	$6,483	$11,536	$21,244	$27,465
Effective income tax rate	8.5%	(23.0)%	11.5%	63.2%

The effective income tax rate for the thirteen weeks ended June 25, 2023 changed by 31.5 percentage points as compared to the thirteen weeks ended June 26, 2022. This change is primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase which, relative to the Loss before provision for income taxes during the thirteen weeks ended June 26, 2022, resulted in a negative effective income tax rate. This change was partially offset by a reduction in the effective tax rate during the thirteen weeks ended June 25, 2023 from benefits of Brazil tax legislation that include a temporary reduction in the Brazilian income tax rate from 34% to 0% and the revaluation of Brazilian deferred tax assets and liabilities as a result of the May 2023 Brazil tax legislation, as defined and further discussed below.

The effective income tax rate for the twenty-six weeks ended June 25, 2023 decreased by 51.7 percentage points as compared to the twenty-six weeks ended June 26, 2022. This decrease was primarily due to the benefits of Brazil tax legislation that include a temporary reduction in the Brazilian income tax rate from 34% to 0% for the twenty-six weeks ended June 25, 2023, and the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during the twenty-six weeks ended June 26, 2022.

In September 2022, the Company’s Brazilian subsidiary received a preliminary injunction authorizing it to benefit from the exemptions enacted by Law 14,148/2021 which provides for emergency and temporary actions that grant certain industries a 100% exemption from income tax (IRPJ and CSLL) and federal value added taxes (PIS and COFINS) for a five-year period. The injunction was issued as part of an ongoing lawsuit initiated by the Company’s Brazilian subsidiary due to the uncertainty regarding the restaurant industry’s eligibility for the exemptions under this legislation.

In May 2023, Brazil enacted tax legislation that prospectively limits the Company’s ability to benefit from the 100% exemption from income tax (IRPJ and CSLL) and federal value added taxes (PIS and COFINS) for the full five-year period (the “May 2023 Brazil tax legislation”). As a result of this legislation, the Company expects to be subject to PIS and COFINS and CSLL beginning in the fourth quarter of 2023 and IRPJ beginning in 2024.

A restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce Income before provision for income taxes.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The effective income tax rates for the thirteen and twenty-six weeks ended June 25, 2023 were lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the benefit of FICA tax credits on certain tipped wages, benefits of Brazil tax legislation that include a temporary reduction in the Brazilian income tax rate from 34% to 0%, and the revaluation of Brazilian deferred tax assets and liabilities as a result of the May 2023 Brazil tax legislation.

The effective income tax rate for the thirteen weeks ended June 26, 2022 was lower than the Company’s blended federal and state statutory rate of approximately 26%. The income tax rate includes the impact of non-deductible losses associated with the 2025 Notes Partial Repurchase which, relative to the Loss before provision for income taxes during the quarter, resulted in a negative effective income tax rate.

The effective income tax rate for the twenty-six weeks ended June 26, 2022 was higher than the statutory rate primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during the twenty-six weeks ended June 26, 2022.

13.    Commitments and Contingencies

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

The Company recorded reserves of $16.4 million and $15.1 million for certain of its outstanding legal proceedings as of June 25, 2023 and December 25, 2022, respectively, within Accrued and other current liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of June 25, 2023, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $21.9 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of June 25, 2023 was approximately $16.5 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements generally govern its ability to pursue and recover damages incurred. As of June 25, 2023 and December 25, 2022, the Company’s recorded contingent lease liability was $5.6 million and $6.2 million, respectively.

14.    Segment Reporting

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

The following table is a summary of revenues by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Revenues
U.S.	$1,005,229	$998,627	$2,098,225	$2,035,034
International	147,465	126,535	299,215	230,663
Total revenues	$1,152,694	$1,125,162	$2,397,440	$2,265,697

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a reconciliation of segment income from operations to Income (loss) before provision for income taxes for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Segment income from operations
U.S.	$103,008	$104,620	$236,251	$236,846
International	20,486	14,126	44,994	23,010
Total segment income from operations	123,494	118,746	281,245	259,856
Unallocated corporate operating expense	(34,048)	(31,027)	(71,166)	(64,881)
Total income from operations	89,446	87,719	210,079	194,975
Loss on extinguishment and modification of debt	—	(107,630)	—	(107,630)
Loss on fair value adjustment of derivatives, net	—	(17,685)	—	(17,685)
Interest expense, net	(12,961)	(12,548)	(25,405)	(26,181)
Income (loss) before provision for income taxes	$76,485	$(50,144)	$184,674	$43,479

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Depreciation and amortization
U.S.	$39,375	$33,544	$77,538	$68,303
International	6,126	6,019	12,045	11,556
Corporate	2,064	1,694	4,284	3,173
Total depreciation and amortization	$47,565	$41,257	$93,867	$83,032

Geographic Areas - International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding goodwill, operating lease right-of-use assets, intangible assets and deferred tax assets, by major geographic area as of the periods indicated:

(dollars in thousands)	JUNE 25, 2023	DECEMBER 25, 2022
U.S.	$945,616	$891,379
International
Brazil	108,791	93,972
Other	8,970	10,938
Total long-lived assets	$1,063,377	$996,289

International revenues are defined as revenues generated from restaurant sales originating in a country other than the U.S. The following table details Total revenues by major geographic area for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
U.S.	$1,005,229	$998,627	$2,098,225	$2,035,034
International
Brazil	126,245	106,505	265,239	196,605
Other	21,220	20,030	33,976	34,058
Total revenues	$1,152,694	$1,125,162	$2,397,440	$2,265,697

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

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of June 25, 2023, we owned and operated 1,187 full-service restaurants and off-premises only kitchens and franchised 298 full-service restaurants and off-premises only kitchens across 47 states, Guam and 13 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Overview - Our financial overview for the thirteen weeks ended June 25, 2023 includes the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 0.8% and 0.6%, respectively;
•Increase in Total revenues of 2.4%, as compared to the second quarter of 2022;
•Operating income and restaurant-level operating margins of 7.8% and 16.4%, respectively, as compared to 7.8% and 15.5%, respectively, for the second quarter of 2022;
•Operating income of $89.4 million, as compared to $87.7 million in the second quarter of 2022; and
•Diluted earnings per share of $0.70 as compared to diluted loss per share of $(0.72) for the second quarter of 2022.

Key Financial Performance Indicators - Key measures that we use in evaluating our restaurants and assessing our business include the following:

•Average restaurant unit volumes—average sales (excluding gift card breakage and the benefit of value added tax exemptions in Brazil) per restaurant to measure changes in customer traffic, pricing and development of the brand.

•Comparable restaurant sales—year-over-year comparison of the change in sales volumes (excluding gift card breakage and the benefit of value added tax exemptions in Brazil) for Company-owned restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants.

•System-wide sales—total restaurant sales volume for all Company-owned and franchise restaurants, regardless of ownership, to interpret the overall health of our brands.

•Restaurant-level operating margin, Income from operations, Net income (loss) and Diluted earnings (loss) per share—financial measures utilized to evaluate our operating performance.

Restaurant-level operating margin is a non-GAAP financial measure widely regarded in the industry as a useful metric to evaluate restaurant-level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Food and beverage costs, Labor and other related expenses and Other restaurant operating expenses (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). The following categories of revenue and operating expenses

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
are not included in restaurant-level operating margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

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

Restaurant-level operating margin excludes various expenses, as discussed above, that are essential to support the operations of our restaurants and may materially impact our Consolidated Statements of Operations and Comprehensive Income (Loss). As a result, restaurant-level operating margin is not indicative of our consolidated results of operations and is presented exclusively as a supplement to, and not a substitute for, Net income (loss) or Income from operations. In addition, our presentation of restaurant-level operating margin may not be comparable to similarly titled measures used by other companies in our industry.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data - The table below presents the number of our full-service restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	JUNE 25, 2023	JUNE 26, 2022
U.S.
Outback Steakhouse
Company-owned	562	563
Franchised	127	130
Total	689	693
Carrabba’s Italian Grill
Company-owned	199	198
Franchised	19	19
Total	218	217
Bonefish Grill
Company-owned	170	174
Franchised	5	7
Total	175	181
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	64
Aussie Grill
Company-owned	7	5
U.S. total	1,153	1,160
International
Company-owned
Outback Steakhouse - Brazil (1)	148	129
Other (1)(2)	36	33
Franchised
Outback Steakhouse - South Korea	92	77
Other (2)	46	50
International total	322	289
System-wide total	1,475	1,449
System-wide total - Company-owned	1,186	1,166
System-wide total - Franchised	289	283
____________________
(1)The restaurant counts for Brazil, including Abbraccio and Aussie Grill restaurants within International Company-owned Other, are reported as of May 31, 2023 and 2022, respectively, to correspond with the balance sheet dates of this subsidiary.
(2)International Company-owned Other included four and two Aussie Grill locations as of June 25, 2023 and June 26, 2022, respectively. International Franchised Other included three Aussie Grill locations as of June 25, 2023 and June 26, 2022.

The table below presents the number of our off-premises only kitchens in operation as of the periods indicated:

Number of kitchens (at end of the period) (1):	JUNE 25, 2023	JUNE 26, 2022
U.S.
Company-owned	1	2
International
Company-owned	—	1
Franchised - South Korea	9	49
System-wide total	10	52
____________________
(1)Excludes virtual concepts that operate out of existing restaurants and sports venue locations.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Restaurant sales or Total revenues for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Revenues
Restaurant sales	98.7%	98.6%	98.7%	98.5%
Franchise and other revenues	1.3	1.4	1.3	1.5
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Food and beverage (1)	30.9	32.9	31.1	32.4
Labor and other related (1)	28.7	27.8	28.2	27.8
Other restaurant operating (1)	24.0	23.8	23.5	23.4
Depreciation and amortization	4.1	3.7	3.9	3.7
General and administrative	5.5	5.3	5.4	5.2
Provision for impaired assets and restaurant closings	0.2	*	0.2	0.1
Total costs and expenses	92.2	92.2	91.2	91.4
Income from operations	7.8	7.8	8.8	8.6
Loss on extinguishment and modification of debt	—	(9.6)	—	(4.7)
Loss on fair value adjustment of derivatives, net	—	(1.6)	—	(0.8)
Interest expense, net	(1.2)	(1.1)	(1.1)	(1.2)
Income (loss) before provision for income taxes	6.6	(4.5)	7.7	1.9
Provision for income taxes	0.5	1.0	0.9	1.2
Net income (loss)	6.1	(5.5)	6.8	0.7
Less: net income attributable to noncontrolling interests	0.2	0.2	0.1	0.2
Net income (loss) attributable to Bloomin’ Brands	5.9%	(5.7)%	6.7%	0.5%
________________
(1)As a percentage of Restaurant sales.
*Less than 1/10th of one percent of Total revenues

REVENUES

Restaurant Sales - Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 26, 2022	$1,108.9	$2,232.5
Change from:
Restaurant openings (1)	18.0	37.6
Comparable restaurant sales (1)	11.9	87.2
Brazil value added tax exemptions (2)	9.6	19.2
Restaurant closures (1)	(6.6)	(12.0)
Effect of foreign currency translation	(4.5)	1.1
For the periods ended June 25, 2023	$1,137.3	$2,365.6
________________
(1)Summation of quarterly changes for restaurant openings, closures and comparable restaurant sales will not total annual amounts as the restaurants that meet the definition of each will differ each period based on when the restaurant opened or closed.
(2)See Note 12 - Income Taxes of the Notes to Consolidated Financial Statements for details regarding value added tax exemptions in connection with Brazil tax legislation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The increase in Restaurant sales during the thirteen weeks ended June 25, 2023 was primarily due to: (i) the opening of 50 new restaurants not included in our comparable restaurant sales base, (ii) higher comparable restaurant sales, primarily driven by increases in menu pricing, and (iii) value added tax exemptions in Brazil. The increase was partially offset by the closure of 18 restaurants since March 27, 2022 and the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

The increase in Restaurant sales during the twenty-six weeks ended June 25, 2023 was primarily due to: (i) higher comparable restaurant sales, primarily driven by increases in menu pricing, (ii) the opening of 55 new restaurants not included in our comparable restaurant sales base and (iii) value added tax exemptions in Brazil. The increase in Restaurant sales was partially offset by the closure of 24 restaurants since December 26, 2021.

Average Restaurant Unit Volumes and Operating Weeks

Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$78,321	$77,941	$81,421	$79,246
Carrabba’s Italian Grill	$68,290	$66,016	$70,489	$66,954
Bonefish Grill	$64,671	$64,113	$67,427	$65,193
Fleming’s Prime Steakhouse & Wine Bar	$109,882	$112,900	$115,754	$115,141
International
Outback Steakhouse - Brazil (1)	$58,306	$61,210	$60,670	$57,645
Operating weeks:
U.S.
Outback Steakhouse	7,321	7,317	14,679	14,637
Carrabba’s Italian Grill	2,587	2,578	5,174	5,165
Bonefish Grill	2,218	2,269	4,466	4,554
Fleming’s Prime Steakhouse & Wine Bar	845	832	1,690	1,664
International
Outback Steakhouse - Brazil	1,891	1,644	3,679	3,226
____________________
(1)Translated at average exchange rates of 5.06 and 4.89 for the thirteen weeks ended June 25, 2023 and June 26, 2022, respectively, and 5.14 and 5.15 for the twenty-six weeks ended June 25, 2023 and June 26, 2022, respectively. Excludes the benefit of the Brazil value added tax exemptions discussed in Note 12 - Income Taxes of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)

Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases) for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (1)
Outback Steakhouse	0.6%	(1.1)%	2.8%	3.9%
Carrabba’s Italian Grill	3.5%	(1.0)%	5.1%	5.0%
Bonefish Grill	0.5%	(1.1)%	3.4%	9.2%
Fleming’s Prime Steakhouse & Wine Bar	(2.5)%	6.0%	0.4%	23.1%
Combined U.S.	0.8%	(0.4)%	3.1%	6.4%
International
Outback Steakhouse - Brazil (2)	4.1%	95.7%	9.1%	61.1%

Traffic:
U.S.
Outback Steakhouse	(5.4)%	(8.7)%	(3.5)%	(5.0)%
Carrabba’s Italian Grill	(0.8)%	(7.5)%	0.5%	(2.5)%
Bonefish Grill	(4.4)%	(8.6)%	(2.0)%	(1.0)%
Fleming’s Prime Steakhouse & Wine Bar	(2.3)%	(2.9)%	(1.1)%	11.1%
Combined U.S.	(4.2)%	(8.3)%	(2.4)%	(3.5)%
International
Outback Steakhouse - Brazil	(4.0)%	57.8%	(0.9)%	42.0%

Average check per person (3):
U.S.
Outback Steakhouse	6.0%	7.6%	6.3%	8.9%
Carrabba’s Italian Grill	4.3%	6.5%	4.6%	7.5%
Bonefish Grill	4.9%	7.5%	5.4%	10.2%
Fleming’s Prime Steakhouse & Wine Bar	(0.2)%	8.9%	1.5%	12.0%
Combined U.S.	5.0%	7.9%	5.5%	9.9%
International
Outback Steakhouse - Brazil	8.5%	37.3%	10.0%	19.2%
____________________
(1)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(2)Includes trading day impact from calendar period reporting. Excludes the effect of fluctuations in foreign currency rates and the benefit of the Brazil value added tax exemptions discussed in Note 12 - Income Taxes of the Notes to Consolidated Financial Statements.
(3)Includes the impact of menu pricing changes, product mix and discounts.

Franchise and other revenues

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Franchise revenues	$12.6	$12.6	$26.1	$26.0
Other revenues	2.8	3.6	5.8	7.2
Franchise and other revenues	$15.4	$16.2	$31.9	$33.2

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
COSTS AND EXPENSES

Food and beverage costs

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2023	JUNE 26, 2022	CHANGE	JUNE 25, 2023	JUNE 26, 2022	CHANGE
Food and beverage	$351.2	$364.5		$735.4	$723.8
% of Restaurant sales	30.9%	32.9%	(2.0)%	31.1%	32.4%	(1.3)%

Food and beverage costs decreased as a percentage of Restaurant sales during the thirteen weeks ended June 25, 2023 as compared to the thirteen weeks ended June 26, 2022 primarily due to 2.4% from increases in average check per person driven by an increase in menu pricing and 0.3% from the impact of certain cost saving initiatives. These decreases were partially offset by an increase as a percentage of Restaurant sales of 0.9% from commodity inflation.

Food and beverage costs decreased as a percentage of Restaurant sales during the twenty-six weeks ended June 25, 2023 as compared to the twenty-six weeks ended June 26, 2022 primarily due to 2.3% from increases in average check per person driven by an increase in menu pricing and 0.3% from the impact of certain cost saving initiatives. These decreases were partially offset by an increase as a percentage of Restaurant sales of 1.5% from commodity inflation.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2023	JUNE 26, 2022	CHANGE	JUNE 25, 2023	JUNE 26, 2022	CHANGE
Labor and other related	$325.9	$308.8		$667.5	$621.3
% of Restaurant sales	28.7%	27.8%	0.9%	28.2%	27.8%	0.4%

Labor and other related expenses increased as a percentage of Restaurant sales during the thirteen weeks ended June 25, 2023 as compared to the thirteen weeks ended June 26, 2022 primarily due to an increase of 1.9% from higher hourly and field management labor costs, primarily due to wage rate inflation. This increase was partially offset by decreases as a percentage of Restaurant sales of 1.0% from leveraging increased comparable restaurant sales and 0.2% from the impact of certain cost saving initiatives.

Labor and other related expenses increased as a percentage of Restaurant sales during the twenty-six weeks ended June 25, 2023 as compared to the twenty-six weeks ended June 26, 2022 primarily due to an increase of 1.7% from higher hourly and field management labor costs, primarily due to wage rate inflation. This increase was partially offset by decreases as a percentage of Restaurant sales of 1.2% from leveraging increased comparable restaurant sales and 0.2% from the impact of certain cost saving initiatives.

Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2023	JUNE 26, 2022	CHANGE	JUNE 25, 2023	JUNE 26, 2022	CHANGE
Other restaurant operating	$273.3	$263.5		$556.3	$522.6
% of Restaurant sales	24.0%	23.8%	0.2%	23.5%	23.4%	0.1%

Other restaurant operating expenses increased as a percentage of Restaurant sales during the thirteen weeks ended June 25, 2023 as compared to the thirteen weeks ended June 26, 2022 primarily due to 1.1% from higher operating expenses including utilities, primarily due to inflation, and 0.3% from higher advertising expense. These increases were offset by decreases as a percentage of Restaurant sales of 0.7% from leveraging increased comparable restaurant sales and 0.2% from the impact of certain cost saving initiatives.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Other restaurant operating expenses increased as a percentage of Restaurant sales during the twenty-six weeks ended June 25, 2023 as compared to the twenty-six weeks ended June 26, 2022 primarily due to 1.3% from higher operating expenses including utilities, primarily due to inflation, and 0.3% from higher advertising expense. These increases were offset by decreases as a percentage of Restaurant sales of 1.1% from leveraging increased comparable restaurant sales and 0.2% from the impact of certain cost saving initiatives.

Depreciation and amortization

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2023	JUNE 26, 2022	CHANGE	JUNE 25, 2023	JUNE 26, 2022	CHANGE
Depreciation and amortization	$47.6	$41.3	$6.3	$93.9	$83.0	$10.9

Depreciation and amortization increased during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the thirteen and twenty-six weeks ended June 26, 2022 primarily due to additional depreciation expense related to technology projects and restaurant development.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in General and administrative expense for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 26, 2022	$59.2	$117.9
Change from:
Incentive compensation	2.2	3.7
Compensation, benefits and payroll tax	0.8	3.4
Travel and entertainment	0.5	1.7
Legal and professional fees	0.3	3.3
Other	0.4	(0.8)
For the periods ended June 25, 2023	$63.4	$129.2

Income from operations

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2023	JUNE 26, 2022	CHANGE	JUNE 25, 2023	JUNE 26, 2022	CHANGE
Income from operations	$89.4	$87.7	$1.7	$210.1	$195.0	$15.1
% of Total revenues	7.8%	7.8%	—%	8.8%	8.6%	0.2%

The increase in Income from operations generated during the thirteen weeks ended June 25, 2023 as compared to the thirteen weeks ended June 26, 2022 was primarily due to: (i) leveraging increased comparable restaurant sales, (ii) the impact of certain cost saving initiatives and (iii) value added tax exemptions in Brazil. These increases were partially offset by: (i) higher labor costs, primarily due to wage rate inflation, (ii) higher operating expenses including utilities, primarily due to inflation, (iii) commodity inflation and (iv) higher depreciation and advertising expense.

The increase in Income from operations generated during the twenty-six weeks ended June 25, 2023 as compared to the twenty-six weeks ended June 26, 2022 was primarily due to: (i) leveraging increased comparable restaurant sales, (ii) the impact of certain cost saving initiatives and (iii) value added tax exemptions in Brazil. These increases were partially offset by: (i) higher labor costs, primarily due to wage rate inflation, (ii) commodity inflation, (iii)

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
higher operating expenses including utilities, primarily due to inflation, and (iv) higher depreciation and advertising expense.

Operating income margin during the thirteen and twenty-six weeks ended June 25, 2023 includes net increases of approximately 0.4% and 0.3%, respectively, attributable to exemptions from Brazil federal value added taxes (PIS and COFINS) provided by Brazil tax legislation. See Note 12 - Income Taxes of the Notes to Consolidated Financial Statements for further discussion regarding Brazil tax legislation.

Loss on extinguishment and modification of debt and Loss on fair value adjustment of derivatives, net

In connection with the partial repurchase of our 2025 Notes, we recognized a loss on extinguishment of debt of $104.7 million and a loss on fair value adjustment of derivatives, net, of $17.7 million during the thirteen weeks ended June 26, 2022.

Provision for income taxes

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2023	JUNE 26, 2022	CHANGE	JUNE 25, 2023	JUNE 26, 2022	CHANGE
Income (loss) before provision for income taxes	$76.5	$(50.1)	$126.6	$184.7	$43.5	$141.2
Provision for income taxes	$6.5	$11.5	$(5.0)	$21.2	$27.5	$(6.3)
Effective income tax rate	8.5%	(23.0)%	31.5%	11.5%	63.2%	(51.7)%

The effective income tax rate for the thirteen weeks ended June 25, 2023 changed by 31.5 percentage points as compared to the thirteen weeks ended June 26, 2022. This change is primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase which, relative to the Loss before provision for income taxes during the thirteen weeks ended June 26, 2022, resulted in a negative effective income tax rate. This change was partially offset by a reduction in the effective income tax rate during the thirteen weeks ended June 25, 2023 from benefits of Brazil tax legislation that include a temporary reduction in the Brazilian income tax rate from 34% to 0% and the revaluation of Brazilian deferred tax assets and liabilities as a result of the May 2023 Brazil tax legislation.

The effective income tax rate for the twenty-six weeks ended June 25, 2023 decreased by 51.7 percentage points as compared to the twenty-six weeks ended June 26, 2022. The decrease was primarily due to the benefits of Brazil tax legislation that include a temporary reduction in the Brazilian income tax rate from 34% to 0% for the twenty-six weeks ended June 25, 2023, and the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during the twenty-six weeks ended June 26, 2022.

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

Refer to Note 14 - Segment Reporting of the Notes to Consolidated Financial Statements for reconciliations of segment income from operations to the consolidated operating results.

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

U.S. Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Revenues
Restaurant sales	$993,438	$985,927	$2,074,007	$2,009,562
Franchise and other revenues	11,791	12,700	24,218	25,472
Total revenues	$1,005,229	$998,627	$2,098,225	$2,035,034
Income from operations	$103,008	$104,620	$236,251	$236,846
Operating income margin	10.2%	10.5%	11.3%	11.6%
Restaurant-level operating income	$154,856	$149,304	$342,664	$327,019
Restaurant-level operating margin	15.6%	15.1%	16.5%	16.3%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant sales - Following is a summary of the change in U.S. segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED (1)
For the periods ended June 26, 2022	$985.9	$2,009.6
Change from:
Restaurant openings	8.1	19.4
Comparable restaurant sales	6.0	57.0
Restaurant closures	(6.6)	(12.0)
For the periods ended June 25, 2023	$993.4	$2,074.0
________________
(1)Summation of quarterly changes will not total to annual amounts as the restaurants that meet the definition of each change category will differ each period based on when the restaurant opened or closed.

The increase in U.S. Restaurant sales during the thirteen weeks ended June 25, 2023 was primarily due to the opening of 15 new restaurants not included in our comparable restaurant sales base and higher comparable restaurant sales, primarily driven by increases in menu pricing. The increase was partially offset by the closure of 17 restaurants since March 27, 2022.

The increase in U.S. Restaurant sales during the twenty-six weeks ended June 25, 2023 was primarily due to higher comparable restaurant sales, primarily driven by increases in menu pricing, and the opening of 17 new restaurants not included in our comparable restaurant sales base. The increase in Restaurant sales was partially offset by the closure of 23 restaurants since December 26, 2021.

Income from operations

U.S. Income from operations generated during the thirteen weeks ended June 25, 2023 as compared to the thirteen weeks ended June 26, 2022 decreased slightly primarily due to: (i) higher labor costs, primarily due to wage rate inflation, (ii) higher operating expenses including utilities, primarily due to inflation, (iii) commodity inflation and (iv) higher depreciation and advertising expense. These decreases were partially offset by: (i) an increase in comparable restaurant sales and (ii) the impact of certain cost saving initiatives.

U.S. Income from operations generated during the twenty-six weeks ended June 25, 2023 as compared to the twenty-six weeks ended June 26, 2022 was flat primarily due to: (i) higher labor costs, primarily due to wage rate inflation, (ii) commodity inflation, (iii) higher operating expenses including utilities, primarily due to inflation, and (iv) higher depreciation and advertising expense. These decreases were partially offset by: (i) an increase in comparable restaurant sales and (ii) the impact of certain cost saving initiatives.

International Segment

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Revenues
Restaurant sales	$143,892	$122,991	$291,557	$222,931
Franchise and other revenues	3,573	3,544	7,658	7,732
Total revenues	$147,465	$126,535	$299,215	$230,663
Income from operations	$20,486	$14,126	$44,994	$23,010
Operating income margin	13.9%	11.2%	15.0%	10.0%
Restaurant-level operating income	$29,673	$21,933	$63,688	$38,868
Restaurant-level operating margin	20.6%	17.8%	21.8%	17.4%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant sales - Following is a summary of the change in international segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 26, 2022	$123.0	$222.9
Change from:
Restaurant openings (1)	9.9	18.2
Brazil value added tax exemptions (2)	9.6	19.2
Comparable restaurant sales (1)	5.9	30.2
Effect of foreign currency translation	(4.5)	1.1
For the periods ended June 25, 2023	$143.9	$291.6
________________
(1)Summation of quarterly changes for restaurant openings and comparable restaurant sales will not total to annual amounts as the restaurants that meet the definition of each will differ each period based on when the restaurant opened.
(2)See Note 12 - Income Taxes of the Notes to Consolidated Financial Statements for details regarding value added tax exemptions in connection with Brazil tax legislation.

The increase in international Restaurant sales during the thirteen weeks ended June 25, 2023 was primarily due to: (i) the opening of 35 new restaurants not included in our comparable restaurant sales base, (ii) value added tax exemptions in Brazil and (iii) higher comparable restaurant sales in Brazil and Hong Kong. The increase was partially offset by the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

The increase in international Restaurant sales during the twenty-six weeks ended June 25, 2023 was primarily due to: (i) higher comparable restaurant sales in Brazil and Hong Kong, primarily driven by the lapping of Q1 2022 COVID-19 related capacity restrictions, (ii) value added tax exemptions in Brazil and (iii) the opening of 38 new restaurants not included in our comparable restaurant sales base.

Income from operations

The increase in international Income from operations generated during the thirteen weeks ended June 25, 2023 as compared to the thirteen weeks ended June 26, 2022 was primarily due to: (i) an increase in restaurant sales, primarily driven by increases in menu pricing, and (ii) value added tax exemptions in Brazil. These increases were partially offset by decreases primarily due to: (i) higher operating costs, (ii) higher labor costs, primarily due to wage rate inflation, (iii) commodity inflation and (iv) higher advertising expense.

The increase in international Income from operations generated during the twenty-six weeks ended June 25, 2023 as compared to the twenty-six weeks ended June 26, 2022 was primarily due to: (i) an increase in restaurant sales, primarily driven by the recovery of in-restaurant dining and increases in menu pricing, and (ii) value added tax exemptions in Brazil. These increases were partially offset by decreases primarily due to: (i) higher operating costs, (ii) higher labor costs, primarily due to wage rate inflation, (iii) commodity inflation and (iv) higher advertising expense.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Non-GAAP Financial Measures

Consolidated restaurant-level operating income and corresponding margin non-GAAP reconciliations - The following table reconciles consolidated Income from operations and the corresponding margin to restaurant-level operating income and the corresponding margin for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Income from operations	$89,446	$87,719	$210,079	$194,975
Operating income margin	7.8%	7.8%	8.8%	8.6%
Less:
Franchise and other revenues	15,364	16,244	31,876	33,204
Plus:
Depreciation and amortization	47,565	41,257	93,867	83,032
General and administrative	63,358	59,246	129,162	117,920
Provision for impaired assets and restaurant closings	1,827	193	5,151	2,032
Restaurant-level operating income	$186,832	$172,171	$406,383	$364,755
Restaurant-level operating margin	16.4%	15.5%	17.2%	16.3%

Segment restaurant-level and operating margin non-GAAP reconciliations - The following tables reconcile segment Income from operations and the corresponding margin to segment restaurant-level operating income and the corresponding margin for the periods indicated:

U.S.	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Income from operations	$103,008	$104,620	$236,251	$236,846
Operating income margin	10.2%	10.5%	11.3%	11.6%
Less:
Franchise and other revenues	11,791	12,700	24,218	25,472
Plus:
Depreciation and amortization	39,376	33,545	77,539	68,303
General and administrative	22,436	23,648	47,941	47,093
Provision for impaired assets and restaurant closings	1,827	191	5,151	249
Restaurant-level operating income	$154,856	$149,304	$342,664	$327,019
Restaurant-level operating margin	15.6%	15.1%	16.5%	16.3%

International	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Income from operations	$20,486	$14,126	$44,994	$23,010
Operating income margin	13.9%	11.2%	15.0%	10.0%
Less:
Franchise and other revenues	3,573	3,544	7,658	7,732
Plus:
Depreciation and amortization	6,125	6,020	12,044	11,556
General and administrative	6,635	5,331	14,308	10,259
Provision for impaired assets and restaurant closings	—	—	—	1,775
Restaurant-level operating income	$29,673	$21,933	$63,688	$38,868
Restaurant-level operating margin	20.6%	17.8%	21.8%	17.4%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Restaurant-level operating margin non-GAAP reconciliations (continued) - The following tables present the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	THIRTEEN WEEKS ENDED
	JUNE 25, 2023	JUNE 26, 2022
Restaurant sales	100.0%	100.0%

Food and beverage	30.9%	32.9%
Labor and other related	28.7%	27.8%
Other restaurant operating	24.0%	23.8%

Restaurant-level operating margin	16.4%	15.5%

	TWENTY-SIX WEEKS ENDED
	JUNE 25, 2023	JUNE 26, 2022
Restaurant sales	100.0%	100.0%

Food and beverage	31.1%	32.4%
Labor and other related	28.2%	27.8%
Other restaurant operating	23.5%	23.4%

Restaurant-level operating margin	17.2%	16.3%

Adjusted net income and adjusted diluted earnings per share non-GAAP reconciliations - The following table reconciles Net income (loss) attributable to Bloomin’ Brands to adjusted diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except share and per share data)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Net income (loss) attributable to Bloomin’ Brands	$68,277	$(63,635)	$159,588	$11,876
Adjustments:
Loss on extinguishment and modification of debt (1)	—	107,630	—	107,630
Loss on fair value adjustment of derivatives, net (1)	—	17,685	—	17,685
Total adjustments, before income taxes	—	125,315	—	125,315
Adjustment to provision for income taxes (2)	—	1,322	—	1,322
Net adjustments	—	126,637	—	126,637
Adjusted net income	$68,277	$63,002	$159,588	$138,513

Diluted earnings (loss) per share (3)	$0.70	$(0.72)	$1.63	$0.12
Adjusted diluted earnings per share (4)	$0.74	$0.68	$1.72	$1.48

Diluted weighted average common shares outstanding (3)	97,401	88,898	97,706	102,045
Adjusted diluted weighted average common shares outstanding (4)	92,399	92,863	92,789	93,792
_________________
(1)For 2022, includes losses primarily in connection with the 2025 Notes Partial Repurchase, including settlements of the related convertible senior note hedges and warrants.
(2)The tax effects of non-GAAP adjustments were determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates. For 2022, the primary difference between GAAP and adjusted effective income tax rates relates to certain non-deductible losses and other tax costs associated with the 2025 Notes Partial Repurchase.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
(3)Due to the GAAP net loss, the effect of dilutive securities was excluded from the calculation of GAAP diluted loss per share for the thirteen weeks ended June 26, 2022 as their effect would be antidilutive.
(4)Adjusted diluted weighted average common shares outstanding was calculated excluding the dilutive effect of 5,002 and 7,774 shares for the thirteen weeks ended June 25, 2023 and June 26, 2022, respectively, and 4,917 and 8,253 shares for the twenty-six weeks ended June 25, 2023 and June 26, 2022, respectively, to be issued upon conversion of the 2025 Notes to satisfy the amount in excess of the principal since our convertible note hedge offsets the dilutive impact of the shares underlying the 2025 Notes. For adjusted diluted earnings per share, the calculation includes 3,965 dilutive shares for the thirteen weeks ended June 26, 2022, primarily related to outstanding warrants. These shares were excluded from the calculation of GAAP diluted loss per share during the period as their effect would be antidilutive.

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

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
U.S.
Outback Steakhouse	$131	$129	$267	$258
Carrabba’s Italian Grill	12	13	25	25
Bonefish Grill	2	3	5	6
U.S. total	145	145	297	289
International
Outback Steakhouse - South Korea	76	65	170	143
Other (1)	25	28	52	62
International total	101	93	222	205
Total franchise sales (2)	$246	$238	$519	$494
_____________________
(1)Includes franchise sales for off-premises only kitchens in South Korea.
(2)Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 25, 2023, we had $88.8 million in cash and cash equivalents, of which $34.3 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of June 25, 2023, we had aggregate undistributed foreign earnings of approximately $40.5 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional material U.S. federal income tax. These amounts are not considered indefinitely reinvested in our foreign subsidiaries.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY			TOTAL CREDIT FACILITIES
(dollars in thousands)	REVOLVING CREDIT FACILITY	2025 NOTES	2029 NOTES
Balance as of December 25, 2022	$430,000	$105,000	$300,000	$835,000
2023 new debt	448,000	—	—	448,000
2023 payments	(513,000)	(214)	—	(513,214)
Balance as of June 25, 2023	$365,000	$104,786	$300,000	$769,786

Interest rates, as of June 25, 2023 (1)	6.77%	5.00%	5.13%
Principal maturity date	April 2026	May 2025	April 2029
____________________
(1)Interest rate for revolving credit facility represents the weighted average interest rate as of June 25, 2023.

As of June 25, 2023, we had $615.2 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $19.8 million.

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

As of June 25, 2023 and December 25, 2022, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

Use of Cash

Cash flows generated from operating activities and availability under our revolving credit facility are our principal sources of liquidity, which we use for operating expenses, remodeling or relocating older restaurants, development of new restaurants, investment in technology, debt payments, dividend payments and share repurchases.

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

Dividends and Share Repurchases - In July 2023, our Board declared a quarterly cash dividend of $0.24 per share, payable on August 25, 2023. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
On February 7, 2023, our Board approved the 2023 Share Repurchase Program under which we are authorized to repurchase up to $125.0 million of our outstanding common stock. The 2023 Share Repurchase Program will expire on August 7, 2024. As of June 25, 2023, we had $103.8 million remaining available for repurchase under the 2023 Share Repurchase Program.

Following is a summary of dividends and share repurchases from fiscal year 2022 through June 25, 2023:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2022	$49,736	$109,999	$159,735
First fiscal quarter 2023	21,014	20,645	41,659
Second fiscal quarter 2023	20,990	15,539	36,529
Total (1)	$91,740	$146,183	$237,923
________________
(1)Subsequent to June 25, 2023, we repurchased $7.3 million of our common stock under a Rule 10b5-1 plan.

Summary of Cash Flows and Financial Condition

Cash Flows - The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 25, 2023	JUNE 26, 2022
Net cash provided by operating activities	$287,293	$218,818
Net cash used in investing activities	(140,651)	(75,738)
Net cash used in financing activities	(143,214)	(140,922)
Effect of exchange rate changes on cash and cash equivalents	631	4,232
Net increase in cash, cash equivalents and restricted cash	$4,059	$6,390

Operating activities - The increase in net cash provided by operating activities during the twenty-six weeks ended June 25, 2023 as compared to the twenty-six weeks ended June 26, 2022 was primarily due to: (i) higher operational receipts, net of payments, (ii) lower inventory purchases and (iii) decreased employee compensation payments.

Investing activities - The increase in net cash used in investing activities during the twenty-six weeks ended June 25, 2023 as compared to the twenty-six weeks ended June 26, 2022 was primarily due to higher capital expenditures.

Financing activities - The increase in net cash used in financing activities during the twenty-six weeks ended June 25, 2023 as compared to the twenty-six weeks ended June 26, 2022 was primarily due to higher payments of cash dividends on our common stock and higher net repayments on the revolving credit facility, independent of draws used to settle certain outstanding debt obligations discussed below. These increases were partially offset by: (i) a decrease in repurchases of common stock, (ii) partner equity plan payments during 2022 and (iii) lower payments for the purchase of noncontrolling interests.

The twenty-six weeks ended June 26, 2022 also included the 2025 Notes Partial Repurchase and the repayment of our Term loan A which were funded by draws on our revolving credit facility and proceeds from the 2025 Notes hedge transactions.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	JUNE 25, 2023	DECEMBER 25, 2022
Current assets	$247,891	$346,577
Current liabilities	911,606	978,867
Working capital (deficit)	$(663,715)	$(632,290)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $312.6 million and $394.2 million as of June 25, 2023 and December 25, 2022, respectively, and (ii) current operating lease liabilities of $185.4 million and $183.5 million as of June 25, 2023 and December 25, 2022, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirteen weeks ended June 25, 2023 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 25, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the thirteen weeks ended June 25, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.
PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 13 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of 2025 Notes - During the thirteen weeks ended June 25, 2023, certain holders of our 2025 Notes elected to convert $0.2 million in aggregate principal amount of 2025 Notes for a combination of an aggregate of $0.2 million in cash and 9,925 shares of our common stock. The shares of common stock issued upon conversion of the 2025 Notes were issued in reliance upon the exemptions from the registration requirements of the Securities Act provided by Sections 3(a)(9) and 4(a)(2) thereof.

In connection with the conversion of the 2025 Notes, we exercised our rights under certain convertible note hedge transactions during the thirteen weeks ended June 25, 2023 and received a proportionate amount of our common stock.

There were no other sales of equity securities during the thirteen weeks ended June 25, 2023 that were not registered under the Securities Act.

Share Repurchases - The following table provides information regarding our purchases of common stock during the thirteen weeks ended June 25, 2023:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
March 27, 2023 through April 23, 2023	227,812	$24.96	227,812	$113,669,958
April 24, 2023 through May 21, 2023	124,149	$24.10	124,149	$110,677,940
May 22, 2023 through June 25, 2023	266,752	$25.72	266,752	$103,817,009
Total	618,713		618,713
____________________
(1)On February 7, 2023, our Board approved a share repurchase authorization of up to $125.0 million of our outstanding common stock as announced in our press release issued February 16, 2023 (the “2023 Share Repurchase Program”). The 2023 Share Repurchase Program will expire on August 7, 2024.

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

Date:	August 1, 2023	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Philip Pace
Philip Pace Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

[Remainder of page intentionally left blank]