Form 10-Q
period 2023-09-24
Bloomin' Brands, Inc.
filed 2023-11-03
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2023
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

As of October 31, 2023, 86,814,043 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 24, 2023
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	SEPTEMBER 24, 2023	DECEMBER 25, 2022
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$86,579	$84,735
Inventories	70,563	78,124
Other current assets, net	103,983	183,718
Total current assets	261,125	346,577
Property, fixtures and equipment, net	1,020,798	914,142
Operating lease right-of-use assets	1,109,295	1,103,083
Goodwill	275,868	273,032
Intangible assets, net	444,381	448,326
Deferred income tax assets, net	154,809	153,118
Other assets, net	84,634	82,147
Total assets	$3,350,910	$3,320,425
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$198,100	$183,715
Current operating lease liabilities	185,659	183,510
Accrued and other current liabilities	242,000	217,427
Unearned revenue	294,062	394,215
Total current liabilities	919,821	978,867
Non-current operating lease liabilities	1,151,723	1,148,607
Long-term debt, net	789,356	828,507
Other long-term liabilities, net	94,091	90,535
Total liabilities	2,954,991	3,046,516
Commitments and contingencies (Note 15)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of September 24, 2023 and December 25, 2022	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 87,171,373 and 87,696,200 shares issued and outstanding as of September 24, 2023 and December 25, 2022, respectively	872	877
Additional paid-in capital	1,125,322	1,161,912
Accumulated deficit	(554,205)	(706,109)
Accumulated other comprehensive loss	(178,840)	(185,311)
Total Bloomin’ Brands stockholders’ equity	393,149	271,369
Noncontrolling interests	2,770	2,540
Total stockholders’ equity	395,919	273,909
Total liabilities and stockholders’ equity	$3,350,910	$3,320,425

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Revenues
Restaurant sales	$1,064,413	$1,040,375	$3,429,977	$3,272,868
Franchise and other revenues	15,420	15,388	47,296	48,592
Total revenues	1,079,833	1,055,763	3,477,273	3,321,460
Costs and expenses
Food and beverage	321,865	332,939	1,057,305	1,056,768
Labor and other related	314,432	303,244	981,908	924,514
Other restaurant operating	281,084	267,944	837,349	790,583
Depreciation and amortization	47,998	42,171	141,865	125,203
General and administrative	62,246	56,089	191,408	174,009
Provision for impaired assets and restaurant closings	(6,008)	2,067	(857)	4,099
Total costs and expenses	1,021,617	1,004,454	3,208,978	3,075,176
Income from operations	58,216	51,309	268,295	246,284
Loss on extinguishment and modification of debt	—	—	—	(107,630)
Loss on fair value adjustment of derivatives, net	—	—	—	(17,685)
Interest expense, net	(12,843)	(12,696)	(38,248)	(38,877)
Income before (benefit) provision for income taxes	45,373	38,613	230,047	82,092
(Benefit) provision for income taxes	(58)	5,563	21,186	33,028
Net income	45,431	33,050	208,861	49,064
Less: net income attributable to noncontrolling interests	903	1,064	4,745	5,202
Net income attributable to Bloomin’ Brands	$44,528	$31,986	$204,116	$43,862

Net income	$45,431	$33,050	$208,861	$49,064
Other comprehensive income:
Foreign currency translation adjustment	3,103	(13,041)	6,471	10,182
Unrealized gain on derivatives, net of tax	—	—	—	573
Reclassification of adjustments for loss on derivatives included in Net income, net of tax	—	—	—	954
Impact of terminated interest rate swaps included in Net income, net of tax	—	2,255	—	7,440
Comprehensive income	48,534	22,264	215,332	68,213
Less: comprehensive income attributable to noncontrolling interests	903	1,064	4,745	5,202
Comprehensive income attributable to Bloomin’ Brands	$47,631	$21,200	$210,587	$63,011

Earnings per share:
Basic	$0.50	$0.36	$2.30	$0.49
Diluted	$0.45	$0.34	$2.08	$0.44
Weighted average common shares outstanding:
Basic	88,707	89,192	88,794	89,149
Diluted	98,548	94,736	97,987	99,609

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, June 25, 2023	87,339	$873	$1,132,732	$(582,738)	$(181,943)	$2,944	$371,868
Net income	—	—	—	44,528	—	903	45,431
Other comprehensive income	—	—	—	—	3,103	—	3,103
Cash dividends declared, $0.24 per common share	—	—	(20,901)	—	—	—	(20,901)
Repurchase and retirement of common stock, including excise tax of $45	(590)	(6)	—	(15,995)	—	—	(16,001)
Stock-based compensation	—	—	4,411	—	—	—	4,411
Common stock issued under stock plans (1)	422	5	9,080	—	—	—	9,085
Distributions to noncontrolling interests	—	—	—	—	—	(1,306)	(1,306)
Contributions from noncontrolling interests	—	—	—	—	—	229	229
Balance, September 24, 2023	87,171	$872	$1,125,322	$(554,205)	$(178,840)	$2,770	$395,919

Balance, December 25, 2022	87,696	$877	$1,161,912	$(706,109)	$(185,311)	$2,540	$273,909
Net income	—	—	—	204,116	—	4,745	208,861
Other comprehensive income	—	—	—	—	6,471	—	6,471
Cash dividends declared, $0.72 per common share	—	—	(62,905)	—	—	—	(62,905)
Repurchase and retirement of common stock, including excise tax of $93	(2,072)	(21)	—	(52,212)	—	—	(52,233)
Stock-based compensation	—	—	12,453	—	—	—	12,453
Common stock issued under stock plans (1)	1,547	16	13,862	—	—	—	13,878
Distributions to noncontrolling interests	—	—	—	—	—	(5,946)	(5,946)
Contributions from noncontrolling interests	—	—	—	—	—	1,431	1,431
Balance, September 24, 2023	87,171	$872	$1,125,322	$(554,205)	$(178,840)	$2,770	$395,919

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

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Cash flows provided by operating activities:
Net income	$208,861	$49,064
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	141,865	125,203
Amortization of debt discounts and issuance costs	2,305	2,779
Amortization of deferred gift card sales commissions	17,891	18,213
Provision for impaired assets and restaurant closings	(857)	4,099
Non-cash interest expense from terminated interest rate swaps	—	10,014
Non-cash operating lease costs	64,845	62,539
Stock-based compensation expense	12,453	11,815
Deferred income tax (benefit) expense	(3,610)	6,604
Loss on extinguishment and modification of debt	—	107,630
Loss on fair value adjustment of derivatives, net	—	17,685
Other, net	(3,067)	5,381
Change in assets and liabilities	(67,133)	(128,447)
Net cash provided by operating activities	373,553	292,579
Cash flows used in investing activities:
Proceeds received from company-owned life insurance	—	14,598
Capital expenditures	(227,086)	(137,260)
Other investments, net	1,551	1,207
Net cash used in investing activities	(225,535)	(121,455)
Cash flows used in financing activities:
Repayments of long-term debt and finance lease obligations	(1,302)	(196,076)
Proceeds from borrowings on revolving credit facilities	728,000	929,500
Repayments of borrowings on revolving credit facilities	(768,000)	(589,500)
Financing fees	—	(1,205)
Principal settlements and repurchase of convertible senior notes	(214)	(196,919)
Proceeds from retirement of convertible senior note hedges	—	131,869
Payments for retirement of warrants	—	(114,825)
Proceeds from share-based compensation, net	13,878	2,494
Distributions to noncontrolling interests	(5,946)	(6,631)
Contributions from noncontrolling interests	1,431	602
Purchase of noncontrolling interests	(100)	(4,904)
Payments for partner equity plan	—	(7,813)
Repurchase of common stock	(52,347)	(79,900)
Cash dividends paid on common stock	(62,905)	(37,452)
Net cash used in financing activities	(147,505)	(170,760)
Effect of exchange rate changes on cash and cash equivalents	1,331	1,400
Net increase in cash, cash equivalents and restricted cash	1,844	1,764
Cash, cash equivalents and restricted cash as of the beginning of the period	84,735	89,057
Cash, cash equivalents and restricted cash as of the end of the period	$86,579	$90,821
Supplemental disclosures of cash flow information:
Cash paid for interest	$30,486	$23,050
Cash paid for income taxes, net of refunds	$22,244	$25,354
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$70,305	$44,556
Leased assets obtained in exchange for new finance lease liabilities	$5,435	$2,417
Increase in liabilities from the acquisition of property, fixtures and equipment	$15,486	$14,961

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

2.    Revenue Recognition

The following table includes the categories of revenue included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Revenues
Restaurant sales	$1,064,413	$1,040,375	$3,429,977	$3,272,868
Franchise and other revenues
Franchise revenues	11,820	11,826	37,911	37,828
Other revenues	3,600	3,562	9,385	10,764
Total Franchise and other revenues	15,420	15,388	47,296	48,592
Total revenues	$1,079,833	$1,055,763	$3,477,273	$3,321,460

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following tables include the disaggregation of Restaurant sales and franchise revenues, by restaurant concept and major international market, for the periods indicated:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 24, 2023		SEPTEMBER 25, 2022
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$526,960	$7,517	$536,793	$7,447
Carrabba’s Italian Grill	165,742	704	159,728	738
Bonefish Grill	128,425	87	130,669	163
Fleming’s Prime Steakhouse & Wine Bar	76,919	—	80,748	—
Other	3,092	16	2,741	17
U.S. total	901,138	8,324	910,679	8,365
International
Outback Steakhouse - Brazil (1)	138,187	—	105,932	—
Other (1)(2)	25,088	3,496	23,764	3,461
International total	163,275	3,496	129,696	3,461
Total	$1,064,413	$11,820	$1,040,375	$11,826

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2023		SEPTEMBER 25, 2022
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$1,732,132	$24,280	$1,705,749	$24,062
Carrabba’s Italian Grill	530,450	2,257	505,546	2,196
Bonefish Grill	429,572	353	427,557	513
Fleming’s Prime Steakhouse & Wine Bar	272,543	—	272,343	—
Other	10,448	41	9,046	30
U.S. total	2,975,145	26,931	2,920,241	26,801
International
Outback Steakhouse - Brazil (1)	379,498	—	291,880	—
Other (1)(2)	75,334	10,980	60,747	11,027
International total	454,832	10,980	352,627	11,027
Total	$3,429,977	$37,911	$3,272,868	$37,828
________________
(1)Restaurant sales in Brazil increased $10.9 million and $30.1 million during the thirteen and thirty-nine weeks ended September 24, 2023, respectively, in connection with value added tax exemptions resulting from tax legislation. See Note 14 - Income Taxes for details regarding the Brazil tax legislation.
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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	SEPTEMBER 24, 2023	DECEMBER 25, 2022
Other current assets, net
Deferred gift card sales commissions	$11,141	$17,755

Unearned revenue
Deferred gift card revenue	$285,263	$386,495
Deferred loyalty revenue	5,752	5,628
Deferred franchise fees - current	475	460
Other	2,572	1,632
Total Unearned revenue	$294,062	$394,215

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,087	$4,126

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Balance, beginning of the period	$12,694	$12,338	$17,755	$17,793
Deferred gift card sales commissions amortization	(4,711)	(4,755)	(17,891)	(18,213)
Deferred gift card sales commissions capitalization	3,766	3,836	13,509	13,441
Other	(608)	(621)	(2,232)	(2,223)
Balance, end of the period	$11,141	$10,798	$11,141	$10,798

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Balance, beginning of the period	$304,942	$303,544	$386,495	$387,945
Gift card sales	44,374	46,692	162,717	162,146
Gift card redemptions	(60,412)	(63,041)	(248,870)	(252,091)
Gift card breakage	(3,641)	(3,636)	(15,079)	(14,441)
Balance, end of the period	$285,263	$283,559	$285,263	$283,559

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
3.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Net income attributable to Bloomin’ Brands	$44,528	$31,986	$204,116	$43,862

Basic weighted average common shares outstanding	88,707	89,192	88,794	89,149

Effect of dilutive securities:
Stock options	474	173	423	261
Nonvested restricted stock units	200	117	201	167
Nonvested performance-based share units	—	—	95	96
Convertible senior notes (1)	5,367	3,690	5,067	6,732
Warrants (1)	3,800	1,564	3,407	3,204
Diluted weighted average common shares outstanding	98,548	94,736	97,987	99,609

Basic earnings per share	$0.50	$0.36	$2.30	$0.49
Diluted earnings per share	$0.45	$0.34	$2.08	$0.44
_____________
(1)During the thirty-nine weeks ended September 25, 2022, the Company repurchased $125.0 million of the convertible notes due in 2025 and settled the corresponding portion of the related warrants (the “2025 Notes Partial Repurchase”).

Share-based compensation-related weighted average securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(shares in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Stock options	—	2,297	471	2,012
Nonvested restricted stock units	—	150	47	249
Nonvested performance-based share units	373	771	433	574

4.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense, net of capitalized expense, as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Performance-based share units (1)	$2,298	$67	$5,518	$5,526
Restricted stock units	2,094	1,872	6,042	5,709
Stock options	—	38	835	470
Total stock-based compensation expense, net	$4,392	$1,977	$12,395	$11,705
____________
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

The following table presents a summary of the Company’s PSU activity:

(in thousands, except per unit data)	PERFORMANCE-BASED SHARE UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT	AGGREGATE INTRINSIC VALUE (1)
Outstanding as of December 25, 2022	874	$24.83	$18,323
Granted	301	$29.01
Performance adjustment (2)	154	$19.84
Vested	(470)	$19.84
Forfeited	(32)	$26.39
Outstanding as of September 24, 2023	827	$26.92	$20,101
Expected to vest as of September 24, 2023 (3)	1,067		$25,928
________________
(1)Based on the $20.96 and $24.30 share price of the Company’s common stock on December 23, 2022 and September 22, 2023, the last trading day of the year ended December 25, 2022 and the thirty-nine weeks ended September 24, 2023, respectively.
(2)Represents adjustment to 148% payout for PSUs granted during 2020.
(3)Estimated number of units to be issued upon the vesting of outstanding PSU awards based on Company performance projections of performance criteria set forth in the 2021, 2022 and 2023 PSU award agreements.

Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the periods indicated:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Assumptions:
Risk-free interest rate (1)	4.26%	1.64%
Dividend yield (2)	3.47%	2.31%
Volatility (3)	51.02%	49.11%

Grant date fair value per unit (4)	$29.01	$26.10
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term.
(3)Based on the historical volatility of the Company’s stock over the last seven years.
(4)Represents a premium above the grant date per share value of the Company’s common stock for the Relative TSR modifier of 2.7% and 7.9% during the thirty-nine weeks ended September 24, 2023 and September 25, 2022, respectively.

The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of September 24, 2023:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Performance-based share units	$11,995	1.5
Restricted stock units	$10,306	1.9

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
5.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 24, 2023	DECEMBER 25, 2022
Prepaid expenses	$31,733	$29,343
Accounts receivable - gift cards, net	8,420	85,606
Accounts receivable - vendors, net	17,530	25,385
Accounts receivable - franchisees, net	3,869	2,550
Accounts receivable - other, net	20,938	18,408
Deferred gift card sales commissions	11,141	17,755
Other current assets, net	10,352	4,671
	$103,983	$183,718

6.     Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 24, 2023	DECEMBER 25, 2022
Land	$35,198	$37,596
Buildings	1,253,011	1,223,403
Furniture and fixtures	517,689	489,895
Equipment	828,066	739,136
Construction in progress	88,927	41,723
Less: accumulated depreciation	(1,702,093)	(1,617,611)
	$1,020,798	$914,142

7.    Goodwill and Intangible Assets, Net

Annual Goodwill and Intangible Assets Impairment Assessment - The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during its second fiscal quarter. The Company’s 2023 assessment was quantitative and the 2022 assessment was qualitative. In connection with these assessments, the Company did not record any impairment charges.

8.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 24, 2023	DECEMBER 25, 2022
Accrued payroll and other compensation	$86,807	$84,075
Accrued insurance	20,410	20,932
Other current liabilities (1)	134,783	112,420
	$242,000	$217,427
________________
(1)During 2023, other current liabilities increased primarily due to increased accrued advertising and the timing of accrued property tax and interest payments.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
9.    Long-term Debt, Net

Following is a summary of outstanding Long-term debt, net, as of the periods indicated:

	SEPTEMBER 24, 2023		DECEMBER 25, 2022
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)	$390,000	6.93%	$430,000	5.79%
2025 Notes	104,786	5.00%	105,000	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Less: unamortized debt discount and issuance costs	(5,430)		(6,493)
Long-term debt, net	$789,356		$828,507
________________
(1)Interest rate represents the weighted average interest rate as of the respective periods.

Debt Covenants - As of September 24, 2023 and December 25, 2022, the Company was in compliance with its debt covenants.

10.    Convertible Senior Notes

2025 Notes - In connection with dividends paid during the thirty-nine weeks ended September 24, 2023, the conversion rate for the Company’s remaining convertible senior notes due 2025 (the “2025 Notes”) decreased to approximately $11.26 per share, which represents 88.783 shares of common stock per $1,000 principal amount of the 2025 Notes, or a total of approximately 9.303 million shares.

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	SEPTEMBER 24, 2023	DECEMBER 25, 2022
Principal	$104,786	$105,000
Less: debt issuance costs	(1,342)	(1,939)
Net carrying amount	$103,444	$103,061

Following is a summary of interest expense for the 2025 Notes by component for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Coupon interest	$1,310	$1,313	$3,932	$6,785
Debt issuance cost amortization	201	190	594	963
Total interest expense (1)	$1,511	$1,503	$4,526	$7,748
________________
(1)The effective rate of the 2025 Notes over their expected life is 5.85%. The decrease in interest expense during the thirty-nine weeks ended September 24, 2023 relates to the 2025 Notes Partial Repurchase in May 2022.

Based on the daily closing prices of the Company’s stock during the quarter ended September 24, 2023, the remaining holders of the 2025 Notes are eligible to convert their notes during the fourth quarter of 2023.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
11.    Stockholders’ Equity

Share Repurchases - On February 7, 2023, the Company’s Board of Directors (the “Board”) approved a share repurchase program (the “2023 Share Repurchase Program”) under which the Company is authorized to repurchase up to $125.0 million of its outstanding common stock. The 2023 Share Repurchase Program will expire on August 7, 2024. As of September 24, 2023, $87.9 million remained available for repurchase under the 2023 Share Repurchase Program.

Following is a summary of the shares repurchased during fiscal year 2023:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
First fiscal quarter	863	$23.92	$20,645
Second fiscal quarter	619	$25.11	15,539
Third fiscal quarter	590	$27.03	15,956
Total common stock repurchases (1)	2,072	$25.16	$52,140
________________
(1)Excludes excise tax on share repurchases. Subsequent to September 24, 2023, the Company repurchased 365 thousand shares of its common stock for $8.6 million through October 31, 2023 under a Rule 10b5-1 plan.

Dividends - The Company declared and paid dividends per share during fiscal year 2023 as follows:

(dollars in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.24	$21,014
Second fiscal quarter	0.24	20,990
Third fiscal quarter	0.24	20,901
Total cash dividends declared and paid	$0.72	$62,905

In October 2023, the Board declared a quarterly cash dividend of $0.24 per share, payable on November 29, 2023 to shareholders of record at the close of business on November 14, 2023.

Accumulated Other Comprehensive Loss (“AOCL”) - AOCL consisted of foreign currency translation adjustments as of September 24, 2023 and December 25, 2022.

Following are the components of Other comprehensive income (loss) attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Foreign currency translation adjustment	$3,103	$(13,041)	$6,471	$10,182

Unrealized gain on derivatives, net of tax	—	—	—	573
Reclassification of adjustments for loss on derivatives included in Net income, net of tax	—	—	—	954
Impact of terminated interest rate swaps included in Net income, net of tax	—	2,255	—	7,440
Total gain on derivatives, net of tax	—	2,255	—	8,967
Other comprehensive income (loss) attributable to Bloomin’ Brands	$3,103	$(10,786)	$6,471	$19,149

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
12.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	SEPTEMBER 24, 2023	DECEMBER 25, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,109,295	$1,103,083
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	9,538	4,679
Total lease assets, net		$1,118,833	$1,107,762

Current operating lease liabilities	Current operating lease liabilities	$185,659	$183,510
Current finance lease liabilities	Accrued and other current liabilities	2,373	1,636
Non-current operating lease liabilities (2)	Non-current operating lease liabilities	1,151,574	1,148,379
Non-current finance lease liabilities	Other long-term liabilities, net	7,750	3,149
Total lease liabilities		$1,347,356	$1,336,674
________________
(1)Net of accumulated amortization of $4.1 million and $3.6 million as of September 24, 2023 and December 25, 2022, respectively.
(2)Excludes immaterial COVID-19-related deferred rent accruals.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)		SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Operating lease cost (1)	Other restaurant operating	$46,686	$45,817	$138,670	$136,757
Variable lease cost	Other restaurant operating	2,081	1,519	5,434	5,021
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	572	355	1,609	1,048
Interest on lease liabilities	Interest expense, net	191	44	501	120
Sublease revenue	Franchise and other revenues	(2,530)	(2,455)	(5,873)	(7,449)
Lease costs, net		$47,000	$45,280	$140,341	$135,497
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.1 million for the thirteen weeks ended September 24, 2023 and September 25, 2022 and $9.1 million for the thirty-nine weeks ended September 24, 2023 and September 25, 2022, which is included in General and administrative expense.

The following table is a summary of cash flow impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$147,051	$145,797

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	SEPTEMBER 24, 2023		DECEMBER 25, 2022
(dollars in thousands)	TOTAL	LEVEL 1	TOTAL	LEVEL 1
Assets (1):
Cash equivalents:
Fixed income funds	$11,502	$11,502	$3,301	$3,301
Money market funds	10,775	10,775	4,786	4,786
Total asset recurring fair value measurements	$22,277	$22,277	$8,087	$8,087
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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	SEPTEMBER 24, 2023		DECEMBER 25, 2022
(dollars in thousands)	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
Senior secured credit facility - revolving credit facility	$390,000	$390,000	$430,000	$430,000
2025 Notes	$104,786	$228,679	$105,000	$198,843
2029 Notes	$300,000	$267,573	$300,000	$260,265

14.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Income before (benefit) provision for income taxes	$45,373	$38,613	$230,047	$82,092
(Benefit) provision for income taxes	$(58)	$5,563	$21,186	$33,028
Effective income tax rate	(0.1)%	14.4%	9.2%	40.2%

The effective income tax rates for the thirteen and thirty-nine weeks ended September 24, 2023 decreased by 14.5 and 31.0 percentage points, respectively, as compared to the thirteen and thirty-nine weeks ended September 25, 2022. These decreases were primarily due to the 2023 benefits of Brazil tax legislation, which includes a temporary reduction in the Brazilian income tax rate from 34% to 0%, and the 2023 income tax exemption on Brazil state

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
value added tax (“VAT”) benefits, as further discussed below. The decrease for the thirty-nine weeks ended September 24, 2023 was further impacted by the 2022 non-deductible losses associated with the 2025 Notes Partial Repurchase.

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

During the thirteen weeks ended September 24, 2023, the Company recorded an income tax benefit of approximately $2.9 million from a refund of prior year income tax in Brazil resulting from a recent ruling by the Brazilian Superior Court of Justice regarding a federal income tax exemption on certain state VAT benefits.

In the U.S., a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce Income before (benefit) provision for income taxes.

The effective income tax rates for the thirteen and thirty-nine weeks ended September 24, 2023 were lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the benefit of FICA tax credits on certain tipped wages, benefits of Brazil tax legislation that include a temporary reduction in the Brazilian income tax rate from 34% to 0%, and the income tax exemption on Brazil state VAT benefits.

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

The Company recorded reserves of $18.9 million and $15.1 million for certain of its outstanding legal proceedings as of September 24, 2023 and December 25, 2022, respectively, within Accrued and other current liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of September 24, 2023, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was approximately $20.5 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of September 24, 2023 was approximately $15.3 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements generally govern its ability to pursue and recover damages incurred. As of September 24, 2023 and December 25, 2022, the Company’s recorded contingent lease liability was $5.4 million and $6.2 million, respectively.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 25, 2022. Revenues for all segments include only transactions with customers and exclude intersegment revenues. Excluded from Income from operations for U.S. and international are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses.

The following table is a summary of revenues by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Revenues
U.S.	$912,972	$922,521	$3,011,197	$2,957,555
International	166,861	133,242	466,076	363,905
Total revenues	$1,079,833	$1,055,763	$3,477,273	$3,321,460

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Depreciation and amortization
U.S.	$39,829	$34,432	$117,367	$102,735
International	6,231	5,882	18,276	17,438
Corporate	1,938	1,857	6,222	5,030
Total depreciation and amortization	$47,998	$42,171	$141,865	$125,203

The following table is a reconciliation of segment income from operations to Income before (benefit) provision for income taxes for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Segment income from operations
U.S.	$68,014	$68,501	$304,265	$305,347
International	22,034	15,849	67,028	38,859
Total segment income from operations	90,048	84,350	371,293	344,206
Unallocated corporate operating expense	(31,832)	(33,041)	(102,998)	(97,922)
Total income from operations	58,216	51,309	268,295	246,284
Loss on extinguishment and modification of debt	—	—	—	(107,630)
Loss on fair value adjustment of derivatives, net	—	—	—	(17,685)
Interest expense, net	(12,843)	(12,696)	(38,248)	(38,877)
Income before (benefit) provision for income taxes	$45,373	$38,613	$230,047	$82,092

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

(iv)Economic and geopolitical conditions and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

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

(viii)The severity, extent and duration of a health pandemic, its impacts on our business and results of operations, financial condition and liquidity, including any adverse impact on our stock price and on the other factors listed in this Report, and the responses of domestic and foreign federal, state and local governments to a pandemic;

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

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 24, 2023, we owned and operated 1,188 full-service restaurants and off-premises only kitchens and franchised 296 full-service restaurants and off-premises only kitchens across 47 states, Guam and 13 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Overview - Our financial overview for the thirteen weeks ended September 24, 2023 includes the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of (0.5)% and (1.1)%, respectively;
•Increase in Total revenues of 2.3%, as compared to the third quarter of 2022;
•Operating income and restaurant-level operating margins of 5.4% and 13.8%, respectively, as compared to 4.9% and 13.1%, respectively, for the third quarter of 2022;
•Operating income of $58.2 million, as compared to $51.3 million in the third quarter of 2022; and
•Diluted earnings per share of $0.45 as compared to $0.34 for the third quarter of 2022.

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

(i)Franchise and other revenues, which are earned primarily from franchise royalties and other non-food and beverage revenue streams, such as rental and sublease income;
(ii)Depreciation and amortization, which, although substantially all of which is related to restaurant-level assets, represent historical sunk costs rather than cash outlays for the restaurants;
(iii)General and administrative expense, which includes primarily non-restaurant-level costs associated with support of the restaurants and other activities at our corporate offices; and
(iv)Asset impairment charges and restaurant closing costs, which are not reflective of ongoing restaurant performance in a period.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data - The table below presents the number of our full-service restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
U.S.
Outback Steakhouse
Company-owned	557	564
Franchised	127	128
Total	684	692
Carrabba’s Italian Grill
Company-owned	199	199
Franchised	19	19
Total	218	218
Bonefish Grill
Company-owned	170	173
Franchised	5	7
Total	175	180
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	64
Aussie Grill
Company-owned	7	5
U.S. total	1,148	1,159
International
Company-owned
Outback Steakhouse - Brazil (1)	153	137
Other (1)(2)	37	33
Franchised
Outback Steakhouse - South Korea	92	83
Other (2)	47	50
International total	329	303
System-wide total	1,477	1,462
System-wide total - Company-owned	1,187	1,175
System-wide total - Franchised	290	287
____________________
(1)The restaurant counts for Brazil, including Abbraccio and Aussie Grill restaurants within International Company-owned Other, are reported as of August 31, 2023 and 2022, respectively, to correspond with the balance sheet dates of this subsidiary.
(2)International Company-owned Other included four and two Aussie Grill locations as of September 24, 2023 and September 25, 2022, respectively. International Franchised Other included three Aussie Grill locations as of September 24, 2023 and September 25, 2022.

The table below presents the number of our off-premises only kitchens in operation as of the periods indicated:

Number of kitchens (at end of the period) (1):	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
U.S.
Company-owned	1	1
International
Franchised - South Korea	6	45
System-wide total	7	46
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Restaurant sales or Total revenues for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Revenues
Restaurant sales	98.6%	98.5%	98.6%	98.5%
Franchise and other revenues	1.4	1.5	1.4	1.5
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Food and beverage (1)	30.2	32.0	30.8	32.3
Labor and other related (1)	29.5	29.1	28.6	28.2
Other restaurant operating (1)	26.4	25.8	24.4	24.2
Depreciation and amortization	4.4	4.0	4.1	3.8
General and administrative	5.8	5.3	5.5	5.2
Provision for impaired assets and restaurant closings	(0.6)	0.2	(*)	0.1
Total costs and expenses	94.6	95.1	92.3	92.6
Income from operations	5.4	4.9	7.7	7.4
Loss on extinguishment and modification of debt	—	—	—	(3.1)
Loss on fair value adjustment of derivatives, net	—	—	—	(0.5)
Interest expense, net	(1.2)	(1.2)	(1.1)	(1.3)
Income before (benefit) provision for income taxes	4.2	3.7	6.6	2.5
(Benefit) provision for income taxes	(*)	0.6	0.6	1.0
Net income	4.2	3.1	6.0	1.5
Less: net income attributable to noncontrolling interests	0.1	0.1	0.1	0.2
Net income attributable to Bloomin’ Brands	4.1%	3.0%	5.9%	1.3%
________________
(1)As a percentage of Restaurant sales.
*Less than 1/10th of one percent of Total revenues.

REVENUES

Restaurant Sales - Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 25, 2022	$1,040.4	$3,272.9
Change from:
Restaurant openings	14.9	52.5
Brazil value added tax exemptions (1)	10.9	30.1
Effect of foreign currency translation	8.4	9.5
Restaurant closures	(10.0)	(21.5)
Comparable restaurant sales	(0.2)	86.5
For the periods ended September 24, 2023	$1,064.4	$3,430.0
________________
(1)See Note 14 - Income Taxes of the Notes to Consolidated Financial Statements for details regarding value added tax exemptions in connection with Brazil tax legislation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The increase in Restaurant sales during the thirteen weeks ended September 24, 2023 was primarily due to: (i) the opening of 47 new restaurants not included in our comparable restaurant sales base, (ii) value added tax exemptions in Brazil and (iii) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar. The increase was partially offset by the closure of 17 restaurants since June 26, 2022.

The increase in Restaurant sales during the thirty-nine weeks ended September 24, 2023 was primarily due to: (i) higher comparable restaurant sales, primarily driven by increases in menu pricing, (ii) the opening of 61 new restaurants not included in our comparable restaurant sales base, (iii) value added tax exemptions in Brazil and (iv) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar. The increase in Restaurant sales was partially offset by the closure of 29 restaurants since December 26, 2021.

Average Restaurant Unit Volumes and Operating Weeks

Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$72,072	$72,834	$78,325	$77,106
Carrabba’s Italian Grill	$64,067	$62,010	$68,348	$65,309
Bonefish Grill	$58,111	$57,998	$64,343	$62,811
Fleming’s Prime Steakhouse & Wine Bar	$92,452	$97,053	$108,066	$109,112
International
Outback Steakhouse - Brazil (1)	$64,554	$60,711	$62,030	$58,722
Operating weeks:
U.S.
Outback Steakhouse	7,269	7,331	21,947	21,968
Carrabba’s Italian Grill	2,587	2,576	7,761	7,741
Bonefish Grill	2,210	2,253	6,676	6,807
Fleming’s Prime Steakhouse & Wine Bar	832	832	2,522	2,496
International
Outback Steakhouse - Brazil	1,982	1,745	5,661	4,971
____________________
(1)Translated at average exchange rates of 4.85 and 5.18 for the thirteen weeks ended September 24, 2023 and September 25, 2022, respectively, and 5.03 and 5.16 for the thirty-nine weeks ended September 24, 2023 and September 25, 2022, respectively. Excludes the benefit of the Brazil value added tax exemptions discussed in Note 14 - Income Taxes of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person (Decreases) Increases

Following is a summary of comparable restaurant sales, traffic and average check per person (decreases) increases for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (1)
Outback Steakhouse	(1.1)%	2.3%	1.6%	3.4%
Carrabba’s Italian Grill	3.0%	0.7%	4.4%	3.6%
Bonefish Grill	(0.5)%	(0.9)%	2.2%	5.9%
Fleming’s Prime Steakhouse & Wine Bar	(4.1)%	1.3%	(0.9)%	15.7%
Combined U.S.	(0.5)%	1.4%	1.9%	4.8%
International
Outback Steakhouse - Brazil (2)	4.1%	30.1%	7.3%	48.7%

Traffic:
U.S.
Outback Steakhouse	(6.1)%	(6.8)%	(4.3)%	(5.5)%
Carrabba’s Italian Grill	(0.1)%	(8.4)%	0.3%	(4.4)%
Bonefish Grill	(5.7)%	(8.3)%	(3.1)%	(3.3)%
Fleming’s Prime Steakhouse & Wine Bar	(4.4)%	(4.8)%	(2.1)%	5.8%
Combined U.S.	(4.7)%	(7.2)%	(3.1)%	(4.7)%
International
Outback Steakhouse - Brazil	(1.0)%	16.7%	(1.0)%	32.1%

Average check per person (3):
U.S.
Outback Steakhouse	5.0%	9.1%	5.9%	8.9%
Carrabba’s Italian Grill	3.1%	9.1%	4.1%	8.0%
Bonefish Grill	5.2%	7.4%	5.3%	9.2%
Fleming’s Prime Steakhouse & Wine Bar	0.3%	6.1%	1.2%	9.9%
Combined U.S.	4.2%	8.6%	5.0%	9.5%
International
Outback Steakhouse - Brazil	5.1%	13.1%	8.3%	16.5%
____________________
(1)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(2)Excludes the effect of fluctuations in foreign currency rates and the benefit of the Brazil value added tax exemptions discussed in Note 14 - Income Taxes of the Notes to Consolidated Financial Statements. Includes trading day impact from calendar period reporting.
(3)Includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Franchise and other revenues

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Franchise revenues	$11.8	$11.8	$37.9	$37.8
Other revenues	3.6	3.6	9.4	10.8
Franchise and other revenues	$15.4	$15.4	$47.3	$48.6

COSTS AND EXPENSES

Food and beverage costs

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	CHANGE	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	CHANGE
Food and beverage	$321.9	$332.9		$1,057.3	$1,056.8
% of Restaurant sales	30.2%	32.0%	(1.8)%	30.8%	32.3%	(1.5)%

Food and beverage costs decreased as a percentage of Restaurant sales during the thirteen weeks ended September 24, 2023 as compared to the thirteen weeks ended September 25, 2022 primarily due to 1.8% from increases in average check per person driven by an increase in menu pricing and 0.6% from the impact of certain cost saving and productivity initiatives. These decreases were partially offset by an increase as a percentage of Restaurant sales of 0.8% from commodity inflation.

Food and beverage costs decreased as a percentage of Restaurant sales during the thirty-nine weeks ended September 24, 2023 as compared to the thirty-nine weeks ended September 25, 2022 primarily due to 2.1% from increases in average check per person driven by an increase in menu pricing and 0.5% from the impact of certain cost saving and productivity initiatives. These decreases were partially offset by an increase as a percentage of Restaurant sales of 1.1% from commodity inflation.

Labor and other related expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	CHANGE	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	CHANGE
Labor and other related	$314.4	$303.2		$981.9	$924.5
% of Restaurant sales	29.5%	29.1%	0.4%	28.6%	28.2%	0.4%

Labor and other related expenses increased as a percentage of Restaurant sales during the thirteen weeks ended September 24, 2023 as compared to the thirteen weeks ended September 25, 2022 primarily due to 1.5% from higher hourly and field management labor costs, primarily due to wage rate inflation. This increase was partially offset by decreases as a percentage of Restaurant sales of 0.8% from an increase in average check per person and 0.2% from the impact of certain cost saving and productivity initiatives.

Labor and other related expenses increased as a percentage of Restaurant sales during the thirty-nine weeks ended September 24, 2023 as compared to the thirty-nine weeks ended September 25, 2022 primarily due to 1.8% from higher hourly and field management labor costs, primarily due to wage rate inflation. This increase was partially offset by decreases as a percentage of Restaurant sales of 1.1% from an increase in average check per person and 0.2% from the impact of certain cost saving and productivity initiatives.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Other restaurant operating expenses

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	CHANGE	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	CHANGE
Other restaurant operating	$281.1	$267.9		$837.3	$790.6
% of Restaurant sales	26.4%	25.8%	0.6%	24.4%	24.2%	0.2%

Other restaurant operating expenses increased as a percentage of Restaurant sales during the thirteen weeks ended September 24, 2023 as compared to the thirteen weeks ended September 25, 2022 primarily due to 1.0% from higher operating expenses, primarily due to inflation, and 0.4% from higher advertising expense. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.3% from the impact of certain cost saving and productivity initiatives and 0.2% from an increase in average check per person.

Other restaurant operating expenses increased as a percentage of Restaurant sales during the thirty-nine weeks ended September 24, 2023 as compared to the thirty-nine weeks ended September 25, 2022 primarily due to 1.1% from higher operating expenses including utilities, primarily due to inflation, and 0.3% from higher advertising expense. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.8% from an increase in average check per person and 0.2% from the impact of certain cost saving and productivity initiatives.

Depreciation and amortization

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	CHANGE	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	CHANGE
Depreciation and amortization	$48.0	$42.2	$5.8	$141.9	$125.2	$16.7

Depreciation and amortization increased during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the thirteen and thirty-nine weeks ended September 25, 2022 primarily due to technology projects and restaurant development.

General and administrative

General and administrative expense includes salaries and benefits, management incentive programs, related payroll tax and benefits, other employee-related costs and professional services. Following is a summary of the change in General and administrative expense for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 25, 2022	$56.1	$174.0
Change from:
Employee stock-based compensation	2.4	0.7
Severance	1.7	1.7
Legal and professional fees	1.7	5.3
Travel and entertainment	1.1	2.8
Incentive compensation	(2.6)	1.1
Compensation, benefits and payroll tax	(0.2)	3.2
Other	2.0	2.6
For the periods ended September 24, 2023	$62.2	$191.4

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Provision for impaired assets and restaurant closings

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	CHANGE	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	CHANGE
Provision for impaired assets and restaurant closings	$(6.0)	$2.1	$(8.1)	$(0.9)	$4.1	$(5.0)

During the thirteen weeks ended September 24, 2023, we recognized a net gain of $6.7 million in connection with the lease termination and closure of one U.S. restaurant.

Income from operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	CHANGE	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	CHANGE
Income from operations	$58.2	$51.3	$6.9	$268.3	$246.3	$22.0
% of Total revenues	5.4%	4.9%	0.5%	7.7%	7.4%	0.3%

The increase in Income from operations generated during the thirteen weeks ended September 24, 2023 as compared to the thirteen weeks ended September 25, 2022 was primarily due to: (i) an increase in average check per person, (ii) the impact of certain cost saving and productivity initiatives, (iii) a lease termination gain and (iv) value added tax exemptions in Brazil. These increases were partially offset by: (i) higher labor costs, primarily due to wage rate inflation, (ii) higher operating expenses, primarily due to inflation, (iii) commodity inflation and (iv) higher depreciation and advertising expense.

The increase in Income from operations generated during the thirty-nine weeks ended September 24, 2023 as compared to the thirty-nine weeks ended September 25, 2022 was primarily due to: (i) an increase in average check per person, (ii) the impact of certain cost saving and productivity initiatives and (iii) value added tax exemptions in Brazil. These increases were partially offset by: (i) higher labor costs, primarily due to wage rate inflation, (ii) commodity inflation, (iii) higher operating expenses including utilities, primarily due to inflation, and (iv) higher depreciation and advertising expense.

Operating income margins during both the thirteen and thirty-nine weeks ended September 24, 2023 include net increases of approximately 0.4% attributable to Brazil value added tax exemptions (PIS and COFINS) provided by Brazil tax legislation. See Note 14 - Income Taxes of the Notes to Consolidated Financial Statements for further discussion regarding Brazil tax legislation.

Loss on extinguishment and modification of debt and Loss on fair value adjustment of derivatives, net

In connection with the 2025 Notes Partial Repurchase, we recognized a loss on extinguishment of debt of $104.7 million and a loss on fair value adjustment of derivatives, net, of $17.7 million during the thirty-nine weeks ended September 25, 2022.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
(Benefit) provision for income taxes

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	CHANGE	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	CHANGE
Income before (benefit) provision for income taxes	$45.4	$38.6	$6.8	$230.0	$82.1	$147.9
(Benefit) provision for income taxes	$(0.1)	$5.6	$(5.7)	$21.2	$33.0	$(11.8)
Effective income tax rate	(0.1)%	14.4%	(14.5)%	9.2%	40.2%	(31.0)%

The effective income tax rates for the thirteen and thirty-nine weeks ended September 24, 2023 decreased by 14.5 and 31.0 percentage points, respectively, as compared to the thirteen and thirty-nine weeks ended September 25, 2022. These decreases were primarily due to benefits of Brazil tax legislation and income tax exemptions on Brazil state VAT benefits. See Note 14 - Income Taxes of the Notes to Consolidated Financial Statements for further discussion. The decrease for the thirty-nine weeks ended September 24, 2023 was further impacted by the 2022 non-deductible losses associated with the 2025 Notes Partial Repurchase.

SEGMENT PERFORMANCE

The following is a summary of reporting segments:

REPORTABLE SEGMENT (1)	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse	Brazil, Hong Kong/China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
_________________
(1)Includes franchise locations.

Revenues for both segments include only transactions with customers and exclude intersegment revenues. Excluded from Income from operations for U.S. and international are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
U.S. Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Revenues
Restaurant sales	$901,138	$910,679	$2,975,145	$2,920,241
Franchise and other revenues	11,834	11,842	36,052	37,314
Total revenues	$912,972	$922,521	$3,011,197	$2,957,555
Income from operations	$68,014	$68,501	$304,265	$305,347
Operating income margin	7.4%	7.4%	10.1%	10.3%
Restaurant-level operating income	$114,869	$115,498	$457,533	$442,517
Restaurant-level operating margin	12.7%	12.7%	15.4%	15.2%

Restaurant sales - Following is a summary of the change in U.S. segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 25, 2022	$910.7	$2,920.2
Change from:
Restaurant closures	(10.0)	(21.5)
Comparable restaurant sales	(4.4)	52.2
Restaurant openings	4.8	24.2
For the periods ended September 24, 2023	$901.1	$2,975.1

The decrease in U.S. Restaurant sales during the thirteen weeks ended September 24, 2023 was primarily due to the closure of 16 restaurants since June 26, 2022 and lower comparable restaurant sales, primarily driven by lower traffic. The decrease was partially offset by the opening of 13 new restaurants not included in our comparable restaurant sales base.

The increase in U.S. Restaurant sales during the thirty-nine weeks ended September 24, 2023 was primarily due to higher comparable restaurant sales, primarily driven by increases in menu pricing, and the opening of 17 new restaurants not included in our comparable restaurant sales base. The increase in Restaurant sales was partially offset by the closure of 28 restaurants since December 26, 2021.

Income from operations

U.S. Income from operations generated during the thirteen weeks ended September 24, 2023 as compared to the thirteen weeks ended September 25, 2022 was flat primarily due to: (i) higher labor costs, primarily due to wage rate inflation, (ii) higher operating expenses, primarily due to inflation, (iii) commodity inflation and (iv) higher depreciation and advertising expense. These decreases were offset by: (i) an increase in average check per person, (ii) the impact of certain cost saving and productivity initiatives and (iii) a lease termination gain.

U.S. Income from operations generated during the thirty-nine weeks ended September 24, 2023 as compared to the thirty-nine weeks ended September 25, 2022 was flat primarily due to: (i) higher labor costs, primarily due to wage rate inflation, (ii) commodity inflation, (iii) higher operating expenses including utilities, primarily due to inflation, and (iv) higher depreciation and advertising expense. These decreases were offset by an increase in average check per person and the impact of certain cost saving and productivity initiatives.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
International Segment

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Revenues
Restaurant sales	$163,275	$129,696	$454,832	$352,627
Franchise and other revenues	3,586	3,546	11,244	11,278
Total revenues	$166,861	$133,242	$466,076	$363,905
Income from operations	$22,034	$15,849	$67,028	$38,859
Operating income margin	13.2%	11.9%	14.4%	10.7%
Restaurant-level operating income	$32,404	$24,013	$96,092	$62,881
Restaurant-level operating margin	19.8%	18.5%	21.1%	17.8%

Restaurant sales - Following is a summary of the change in international segment Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 25, 2022	$129.7	$352.7
Change from:
Brazil value added tax exemptions (1)	10.9	30.1
Restaurant openings	10.1	28.3
Effect of foreign currency translation	8.4	9.5
Comparable restaurant sales	4.2	34.3
For the periods ended September 24, 2023	$163.3	$454.9
________________
(1)See Note 14 - Income Taxes of the Notes to Consolidated Financial Statements for details regarding value added tax exemptions in connection with Brazil tax legislation.

The increase in international Restaurant sales during the thirteen weeks ended September 24, 2023 was primarily due to: (i) value added tax exemptions in Brazil, (ii) the opening of 34 new restaurants not included in our comparable restaurant sales base, (iii) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar and (iv) higher comparable restaurant sales in Brazil.

The increase in international Restaurant sales during the thirty-nine weeks ended September 24, 2023 was primarily due to: (i) higher comparable restaurant sales in Brazil and Hong Kong, primarily driven by the lapping of Q1 2022 COVID-19 related capacity restrictions, (ii) value added tax exemptions in Brazil, (iii) the opening of 44 new restaurants not included in our comparable restaurant sales base and (iv) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

Income from operations

The increase in international Income from operations generated during the thirteen weeks ended September 24, 2023 as compared to the thirteen weeks ended September 25, 2022 was primarily due to value added tax exemptions in Brazil and an increase in average check per person. These increases were partially offset by decreases primarily due to: (i) higher operating costs, primarily due to inflation, (ii) higher advertising expense and (iii) commodity inflation.

The increase in international Income from operations generated during the thirty-nine weeks ended September 24, 2023 as compared to the thirty-nine weeks ended September 25, 2022 was primarily due to value added tax exemptions in Brazil and an increase in restaurant sales, primarily driven by the recovery of in-restaurant dining and

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
an increase in average check per person. These increases were partially offset by decreases primarily due to: (i) higher operating costs, primarily due to inflation, (ii) commodity inflation and (iii) higher advertising expense.

Non-GAAP Financial Measures

Consolidated restaurant-level operating income and adjusted restaurant-level operating income and corresponding margins non-GAAP reconciliations - The following table reconciles consolidated Income from operations and the corresponding margin to restaurant-level operating income and adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Income from operations	$58,216	$51,309	$268,295	$246,284
Operating income margin	5.4%	4.9%	7.7%	7.4%
Less:
Franchise and other revenues	15,420	15,388	47,296	48,592
Plus:
Depreciation and amortization	47,998	42,171	141,865	125,203
General and administrative	62,246	56,089	191,408	174,009
Provision for impaired assets and restaurant closings	(6,008)	2,067	(857)	4,099
Restaurant-level operating income	$147,032	$136,248	$553,415	$501,003
Restaurant-level operating margin	13.8%	13.1%	16.1%	15.3%
Adjustments:
Partner compensation program changes	1,894	—	1,894	—
Total restaurant-level operating income adjustments	1,894	—	1,894	—
Adjusted restaurant-level operating income	$148,926	$136,248	$555,309	$501,003
Adjusted restaurant-level operating margin	14.0%	13.1%	16.2%	15.3%

Segment restaurant-level and adjusted restaurant-level operating income and corresponding margins non-GAAP reconciliations - The following tables reconcile segment Income from operations and the corresponding margin to segment restaurant-level operating income and adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

U.S.	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Income from operations	$68,014	$68,501	$304,265	$305,347
Operating income margin	7.4%	7.4%	10.1%	10.3%
Less:
Franchise and other revenues	11,834	11,842	36,052	37,314
Plus:
Depreciation and amortization	39,829	34,432	117,368	102,735
General and administrative	24,868	22,339	72,809	69,432
Provision for impaired assets and restaurant closings	(6,008)	2,068	(857)	2,317
Restaurant-level operating income	$114,869	$115,498	$457,533	$442,517
Restaurant-level operating margin	12.7%	12.7%	15.4%	15.2%
Adjustments:
Partner compensation program changes	1,894	—	1,894	—
Total restaurant-level operating income adjustments	1,894	—	1,894	—
Adjusted restaurant-level operating income	$116,763	$115,498	$459,427	$442,517
Adjusted restaurant-level operating margin	13.0%	12.7%	15.4%	15.2%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

International	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Income from operations	$22,034	$15,849	$67,028	$38,859
Operating income margin	13.2%	11.9%	14.4%	10.7%
Less:
Franchise and other revenues	3,586	3,546	11,244	11,278
Plus:
Depreciation and amortization	6,231	5,882	18,275	17,438
General and administrative	7,725	5,828	22,033	16,087
Provision for impaired assets and restaurant closings	—	—	—	1,775
Restaurant-level operating income	$32,404	$24,013	$96,092	$62,881
Restaurant-level operating margin	19.8%	18.5%	21.1%	17.8%

Total restaurant-level operating income adjustments	—	—	—	—
Adjusted restaurant-level operating income	$32,404	$24,013	$96,092	$62,881
Adjusted restaurant-level operating margin	19.8%	18.5%	21.1%	17.8%

Adjusted restaurant-level operating margin non-GAAP reconciliations (continued) - The following tables present the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 24, 2023		SEPTEMBER 25, 2022
	REPORTED	ADJUSTED (1)	REPORTED	ADJUSTED
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage	30.2%	30.2%	32.0%	32.0%
Labor and other related	29.5%	29.4%	29.1%	29.1%
Other restaurant operating	26.4%	26.4%	25.8%	25.8%

Restaurant-level operating margin	13.8%	14.0%	13.1%	13.1%

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2023		SEPTEMBER 25, 2022
	REPORTED	ADJUSTED (1)	REPORTED	ADJUSTED
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage	30.8%	30.8%	32.3%	32.3%
Labor and other related	28.6%	28.6%	28.2%	28.2%
Other restaurant operating	24.4%	24.4%	24.2%	24.2%

Restaurant-level operating margin	16.1%	16.2%	15.3%	15.3%
_________________
(1)See the Consolidated restaurant-level operating income and adjusted restaurant-level operating income and corresponding margins non-GAAP reconciliations table above for details regarding the restaurant-level operating margin adjustments. All restaurant-level operating margin adjustments for the periods presented were recorded within Labor and other related expenses.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted income from operations non-GAAP reconciliations - The following table reconciles Income from operations and the corresponding margin to adjusted income from operations and the corresponding margin for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Income from operations	$58,216	$51,309	$268,295	$246,284
Operating income margin	5.4%	4.9%	7.7%	7.4%
Adjustments:
Total restaurant-level operating income adjustments (1)	1,894	—	1,894	—
Restaurant and asset impairments and closing costs (2)	(6,586)	—	(6,586)	—
Other (3)	3,436	—	3,436	—
Total income from operations adjustments	(1,256)	—	(1,256)	—
Adjusted income from operations	$56,960	$51,309	$267,039	$246,284
Adjusted operating income margin	5.3%	4.9%	7.7%	7.4%
_________________
(1)See the Consolidated restaurant-level operating income and adjusted restaurant-level operating income and corresponding margins non-GAAP reconciliations table above for details regarding the restaurant-level operating income adjustments.
(2)Includes a lease termination gain and related restaurant closure costs.
(3)Primarily includes professional fees, severance and other costs not correlated to our core operating performance during the period.

Adjusted net income and adjusted diluted earnings per share non-GAAP reconciliations - The following table reconciles Net income attributable to Bloomin’ Brands to adjusted net income and adjusted diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Net income attributable to Bloomin’ Brands	$44,528	$31,986	$204,116	$43,862
Adjustments:
Income from operations adjustments (1)	(1,256)	—	(1,256)	—
Loss on extinguishment and modification of debt (2)	—	—	—	107,630
Loss on fair value adjustment of derivatives, net (2)	—	—	—	17,685
Total adjustments, before income taxes	(1,256)	—	(1,256)	125,315
Adjustment to provision for income taxes (3)	(2,650)	—	(2,650)	1,322
Net adjustments	(3,906)	—	(3,906)	126,637
Adjusted net income	$40,622	$31,986	$200,210	$170,499

Diluted earnings per share	$0.45	$0.34	$2.08	$0.44
Adjusted diluted earnings per share (4)	$0.44	$0.35	$2.15	$1.84

Diluted weighted average common shares outstanding	98,548	94,736	97,987	99,609
Adjusted diluted weighted average common shares outstanding (4)	93,181	91,046	92,920	92,877
_________________
(1)See the Adjusted income from operations non-GAAP reconciliations table above for details regarding Income from operations adjustments.
(2)The thirty-nine weeks ended September 25, 2022 includes losses primarily in connection with the 2025 Notes Partial Repurchase, including settlements of the related convertible senior note hedges and warrants.
(3)Includes a $2.9 million adjustment during the thirteen and thirty-nine weeks ended September 24, 2023 related to a Brazil federal income tax exemption on certain state VAT benefits. See Note 14 - Income Taxes for details regarding the Brazil federal income tax exemption. Also includes the tax effects of non-GAAP adjustments determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates. For the thirty-nine weeks ended September 25, 2022, the primary difference

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
between GAAP and adjusted effective income tax rates relates to certain non-deductible losses and other tax costs associated with the 2025 Notes Partial Repurchase.
(4)Adjusted diluted weighted average common shares outstanding was calculated excluding the dilutive effect of 5,367 and 3,690 shares for the thirteen weeks ended September 24, 2023 and September 25, 2022, respectively, and 5,067 and 6,732 shares for the thirty-nine weeks ended September 24, 2023 and September 25, 2022, respectively, to be issued upon conversion of the 2025 Notes to satisfy the amount in excess of the principal since our convertible note hedge offsets the dilutive impact of the shares underlying the 2025 Notes.

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
U.S.
Outback Steakhouse	$119	$119	$386	$377
Carrabba’s Italian Grill	11	12	36	37
Bonefish Grill	2	3	7	9
U.S. total	132	134	429	423
International
Outback Steakhouse - South Korea	84	77	254	220
Other (1)	26	24	78	86
International total	110	101	332	306
Total franchise sales (2)	$242	$235	$761	$729
_____________________
(1)Includes franchise sales for off-premises only kitchens in South Korea.
(2)Franchise sales are not included in Total revenues in the Consolidated Statements of Operations and Comprehensive Income.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 24, 2023, we had $86.6 million in cash and cash equivalents, of which $32.0 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of September 24, 2023, we had aggregate undistributed foreign earnings of approximately $34.9 million. This amount consisted primarily of historical earnings from 2017 and prior that were previously taxed in the U.S. under the 2017 Tax Cuts and Jobs Act and post-2017 foreign earnings, which we may repatriate to the U.S. without additional material U.S. federal income tax. These amounts are not considered indefinitely reinvested in our foreign subsidiaries.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY			TOTAL CREDIT FACILITIES
(dollars in thousands)	REVOLVING CREDIT FACILITY	2025 NOTES	2029 NOTES
Balance as of December 25, 2022	$430,000	$105,000	$300,000	$835,000
2023 new debt	728,000	—	—	728,000
2023 payments	(768,000)	(214)	—	(768,214)
Balance as of September 24, 2023	$390,000	$104,786	$300,000	$794,786

Interest rates, as of September 24, 2023 (1)	6.93%	5.00%	5.13%
Principal maturity date	April 2026	May 2025	April 2029
____________________
(1)Interest rate for revolving credit facility represents the weighted average interest rate as of September 24, 2023.

As of September 24, 2023, we had $590.2 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $19.8 million.

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

As of September 24, 2023 and December 25, 2022, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

Use of Cash

Cash flows generated from operating activities and availability under our revolving credit facility are our principal sources of liquidity, which we use for operating expenses, remodeling or relocating older restaurants, development of new restaurants, investments in technology, dividend payments, debt payments, and share repurchases.

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

Capital Expenditures - We estimate that our capital expenditures will total approximately $260 million to $280 million in 2023. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including raw material constraints.

Dividends and Share Repurchases - In October 2023, our Board declared a quarterly cash dividend of $0.24 per share, payable on November 29, 2023. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
On February 7, 2023, our Board approved the 2023 Share Repurchase Program under which we are authorized to repurchase up to $125.0 million of our outstanding common stock. The 2023 Share Repurchase Program will expire on August 7, 2024. As of September 24, 2023, we had $87.9 million remaining available for repurchase under the 2023 Share Repurchase Program.

Following is a summary of dividends and share repurchases from fiscal year 2022 through September 24, 2023:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2022	$49,736	$109,999	$159,735
First fiscal quarter 2023	21,014	20,645	41,659
Second fiscal quarter 2023	20,990	15,539	36,529
Third fiscal quarter 2023	20,901	15,956	36,857
Total (1)	$112,641	$162,139	$274,780
________________
(1)Subsequent to September 24, 2023, we repurchased $8.6 million of our common stock through October 31, 2023 under a Rule 10b5-1 plan.

Summary of Cash Flows and Financial Condition

Cash Flows - The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Net cash provided by operating activities	$373,553	$292,579
Net cash used in investing activities	(225,535)	(121,455)
Net cash used in financing activities	(147,505)	(170,760)
Effect of exchange rate changes on cash and cash equivalents	1,331	1,400
Net increase in cash, cash equivalents and restricted cash	$1,844	$1,764

Operating Activities - The increase in net cash provided by operating activities during the thirty-nine weeks ended September 24, 2023 as compared to the thirty-nine weeks ended September 25, 2022 was primarily due to: (i) higher operational receipts, net of payments, (ii) decreased employee compensation payments and (iii) lower inventory purchases.

Investing Activities - The increase in net cash used in investing activities during the thirty-nine weeks ended September 24, 2023 as compared to the thirty-nine weeks ended September 25, 2022 was primarily due to higher capital expenditures.

Financing Activities - The decrease in net cash used in financing activities during the thirty-nine weeks ended September 24, 2023 as compared to the thirty-nine weeks ended September 25, 2022 was primarily due to: (i) a decrease in repurchases of common stock, (ii) higher net proceeds from share-based compensation and (iii) partner equity plan payments during 2022. These decreases were partially offset by higher payments of cash dividends on our common stock.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	SEPTEMBER 24, 2023	DECEMBER 25, 2022
Current assets	$261,125	$346,577
Current liabilities	919,821	978,867
Working capital (deficit)	$(658,696)	$(632,290)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $294.1 million and $394.2 million as of September 24, 2023 and December 25, 2022, respectively, and (ii) current operating lease liabilities of $185.7 million and $183.5 million as of September 24, 2023 and December 25, 2022, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirteen weeks ended September 24, 2023 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 24, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the thirteen weeks ended September 24, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the thirteen weeks ended September 24, 2023 that were not registered under the Securities Act.

Share Repurchases - The following table provides information regarding our purchases of common stock during the thirteen weeks ended September 24, 2023:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
June 26, 2023 through July 23, 2023	209,996	$27.02	209,996	$98,143,201
July 24, 2023 through August 20, 2023	95,577	$27.23	95,577	$95,540,716
August 21, 2023 through September 24, 2023	284,763	$26.97	284,763	$87,861,050
Total	590,336		590,336
____________________
(1)On February 7, 2023, our Board approved a share repurchase authorization of up to $125.0 million of our outstanding common stock as announced in our press release issued February 16, 2023 (the “2023 Share Repurchase Program”). The 2023 Share Repurchase Program will expire on August 7, 2024.

Item 5. Other Information

Rule 10b5-1 Trading Plans - During the thirteen weeks ended September 24, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date:	November 3, 2023	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Philip Pace
Philip Pace Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

[Remainder of page intentionally left blank]