Form 10-K
period 2023-12-31
Bloomin' Brands, Inc.
filed 2024-02-28
CIK 1546417

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Global Select Market) was $2.2 billion.

As of February 23, 2024, 87,058,234 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BLOOMIN’ BRANDS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For Fiscal Year 2023

BLOOMIN’ BRANDS, INC.
PART I

Cautionary Statement

This Annual Report on Form 10-K (the “Report”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “feels,” “seeks,” “forecasts,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

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

(vi)Our ability to protect our information technology systems from interruption or security breach, including cybersecurity threats, and to protect consumer data and personal employee information;

(vii)Fluctuations in the price and availability of commodities, including supplier freight charges and restaurant distribution expenses, and other impacts of inflation and our dependence on a limited number of suppliers and distributors to meet our beef, pork, chicken and other major product supply needs;

(viii)Our ability to preserve and grow the reputation and value of our brands, particularly in light of changes in consumer engagement with social media platforms and limited control with respect to the operations of our franchisees;

BLOOMIN’ BRANDS, INC.
(ix)The effects of international economic, political and social conditions and legal systems on our foreign operations and on foreign currency exchange rates;

(x)Our ability to comply with new corporate citizenship and sustainability reporting requirements and investor expectations or our failure to achieve any goals, targets or objectives that we establish with respect to corporate citizenship and sustainability matters;

(xi)Our ability to effectively respond to changes in patterns of consumer traffic, including by maintaining relationships with third party delivery apps and services, consumer tastes and dietary habits;

(xii)Our ability to comply with governmental laws and regulations, the costs of compliance with such laws and regulations and the effects of changes to applicable laws and regulations, including tax laws and unanticipated liabilities, and the impact of any litigation;

(xiii)Our ability to implement our remodeling, relocation and expansion plans, due to uncertainty in locating and acquiring attractive sites on acceptable terms, obtaining required permits and approvals, recruiting and training necessary personnel, obtaining adequate financing and estimating the performance of newly opened, remodeled or relocated restaurants, and our cost savings plans to enable reinvestment in our business, due to uncertainty with respect to macroeconomic conditions and the efficiency that may be added by the actions we take;

(xiv)Seasonal and periodic fluctuations in our results and the effects of significant adverse weather conditions and other disasters or unforeseen events;

(xv)The effects of our leverage and restrictive covenants in our various credit facilities on our ability to raise additional capital to fund our operations, to make capital expenditures to invest in new or renovate restaurants and to react to changes in the economy or our industry; and

(xvi)Any impairment in the carrying value of our goodwill or other intangible or long-lived assets and its effect on our financial condition and results of operations.

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

MARKETS

As of December 31, 2023, we owned and operated 1,189 restaurants and franchised 291 restaurants across 47 states, Guam and 13 countries.

Our Segments

We consider each of our restaurant concepts and international markets to be operating segments, which reflects how we manage our business, review operating performance and allocate resources. We aggregate our operating segments into two reportable segments, U.S. and international. The U.S. segment includes all restaurants operating in the U.S. while restaurants operating outside the U.S. are included in the international segment. Following is a summary of reportable segments as of December 31, 2023:

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

U.S. Segment

As of December 31, 2023, in our U.S. segment, we owned and operated 998 restaurants and franchised 152 restaurants across 47 states.

Outback Steakhouse - Outback Steakhouse is a casual steakhouse restaurant concept focused on steaks, bold flavors and Australian decor. The Outback Steakhouse menu offers seasoned and seared grilled steaks, chops, chicken, seafood, pasta, salads and seasonal specials. The menu also offers a selection of specialty appetizers, including our signature Bloomin’ Onion®, and desserts, together with full bar service.

Carrabba’s Italian Grill - Offering authentic Italian cuisine passed down from its founders’ family recipes, Carrabba’s Italian Grill uses high-quality ingredients to prepare fresh and handmade dishes cooked to order in a lively exhibition kitchen. Featuring a wood-burning grill inspired by the many tastes of Italy, guests can enjoy signature dishes such as Chicken Bryan and Pollo Rosa Maria, wood-fire grilled steaks and chops, small plates and classic Italian pasta dishes in a welcoming, contemporary atmosphere.

Bonefish Grill - Bonefish Grill specializes in fish from around the world, hand-cut in-house every day, savory wood-grilled specialties, and locally created, seasonal Partner Selection dishes featuring high-quality and fresh ingredients. Offering a selection of classic and signature hand-crafted cocktails, using fresh juices, edible garnishes and house infusions, Bonefish Grill also features a distinct list of wines, the perfect match for any food pairing.

BLOOMIN’ BRANDS, INC.
Fleming’s Prime Steakhouse & Wine Bar - Fleming’s Prime Steakhouse & Wine Bar is a contemporary interpretation of the classic American steakhouse, boasting culinary mastery, signature style and unrivaled attentive service to create memorable dining experiences for guests. Fleming’s Prime Steakhouse & Wine Bar offers an impressive range of USDA Prime steaks, premium seafood entrées, storied wines and fresh hand-crafted cocktails.

International Segment

We have local management to support and grow restaurants in each of the countries where we have Company-owned operations. Our international operations are integrated with our corporate headquarters to leverage enterprise-wide capabilities, including marketing, finance, real estate, information technology, legal, human resources, supply chain management and productivity.

As of December 31, 2023, in our international segment, we owned and operated 191 restaurants and franchised 139 restaurants across 13 countries and Guam. See Item 2. Properties for disclosure of our international restaurant count by country and territory.

Outback Steakhouse - Our international Outback Steakhouse restaurants have a menu similar to our U.S. menu with additional variety to meet local taste preferences. In addition to the traditional Outback Special sirloin, a typical international menu may feature local cuts of beef.

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

U.S. Development - We opportunistically pursue unit growth across our concepts through existing geography fill-in and market expansion opportunities. During 2021, we opened our first U.S. Outback Steakhouse utilizing a smaller-scaled “Joey” design. The Joey was designed to increase return on investment through a reduced restaurant footprint with a more efficient layout. Our current Joey design consists of a freestanding building with approximately 5,000 square feet and seating for approximately 190 guests. We opened six Outback Steakhouse restaurants during 2023 and plan to open approximately 15 additional locations throughout 2024.

International Development - We continue to pursue international expansion opportunities, leveraging established equity and franchise markets in South America and Asia, and in strategically selected emerging and high-growth developed markets, with a focus on Brazil. All Outback Steakhouse restaurants opened in Brazil since the beginning of 2021 were built utilizing the Joey design. Our current Joey design in Brazil consists of an in-line strip mall space with approximately 4,800 square feet and seating for approximately 190 guests.

Remodeling - We regularly remodel restaurants across all of our concepts to maintain the relevance of our restaurants’ ambience, focused on driving additional traffic to our restaurants. During 2023, we completed more than 100 restaurant remodels.

Beginning in 2022, the remodel of our Outback Steakhouse restaurants included the installation of advanced grills and ovens. We completed the rollout of this equipment to substantially all Outback Steakhouse restaurants during 2023. These investments have improved our cooking consistency, meal pacing and guest satisfaction while also providing a cost-saving opportunity for our Company.

BLOOMIN’ BRANDS, INC.
System-wide Restaurant Summary - Following is a system-wide rollforward of our restaurants in operation during 2023:

	DECEMBER 25, 2022	2023 ACTIVITY		DECEMBER 31, 2023	U.S. STATE
Number of restaurants:		OPENINGS	CLOSURES		COUNT
U.S.
Outback Steakhouse
Company-owned	566	6	(10)	562
Franchised	127	—	(1)	126
Total	693	6	(11)	688	46
Carrabba’s Italian Grill
Company-owned	199	—	(1)	198
Franchised	19	—	—	19
Total	218	—	(1)	217	29
Bonefish Grill
Company-owned	173	—	(3)	170
Franchised	7	1	(2)	6
Total	180	1	(5)	176	30
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	65	—	(1)	64	25
Aussie Grill
Company-owned	7	—	(3)	4
Franchised	—	1	—	1
Total	7	1	(3)	5	1
U.S. total (1)	1,163	8	(21)	1,150
International
Company-owned
Outback Steakhouse - Brazil (2)	139	16	—	155
Other (2)(3)	36	2	(2)	36
Franchised
Outback Steakhouse - South Korea (1)	86	16	(10)	92
Other (3)	47	4	(4)	47
International total	308	38	(16)	330
System-wide total	1,471	46	(37)	1,480
System-wide total - Company-owned	1,185	24	(20)	1,189
System-wide total - Franchised	286	22	(17)	291
____________________
(1)Excludes 36 and five off-premises only kitchens as of December 25, 2022 and December 31, 2023, respectively. One location was Company-owned in the U.S and all others were franchised in South Korea as of December 25, 2022 and December 31, 2023.
(2)The restaurant counts for Brazil, including Abbraccio and Aussie Grill restaurants within International Company-owned Other, are reported as of November 30, 2022 and 2023, respectively, to correspond with the balance sheet dates of this subsidiary.
(3)International Company-owned Other included four and two Aussie Grill locations as of December 25, 2022 and December 31, 2023, respectively. International Franchised Other included four Aussie Grill locations as of December 25, 2022 and December 31, 2023.

Competition

The restaurant industry is highly competitive with a substantial number of restaurant operators that compete directly and indirectly with us in respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. There is also active competition for management personnel, attractive suitable real estate sites, supplies and restaurant employees. In addition, competition is influenced strongly by marketing and brand reputation. At an aggregate level, all major casual dining restaurants in markets in which we operate would be considered competitors of our concepts. We also face growing competition from the supermarket industry which offers expanded selections of prepared meals. Further, improving product offerings and convenience options from quick-service and fast-casual restaurants, and the expansion of home delivery services, together with negative economic conditions, could cause consumers to choose less expensive

BLOOMIN’ BRANDS, INC.
alternatives than our restaurants. Internationally, we face competition due to the number of casual dining restaurant options in the markets in which we operate.

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

Following is a summary of sales by occasion, sales mix by product type and average check per person for Company-owned restaurants during 2023:

	U.S.					INTERNATIONAL
Occasion:	Outback Steakhouse	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse & Wine Bar		Outback Steakhouse Brazil
In-restaurant sales	74%	67%	84%	95%		86%
Off-premises sales	26%	33%	16%	5%		14%
	100%	100%	100%	100%		100%
Sales mix by product type:
Food & non-alcoholic beverage	92%	90%	81%	79%		92%
Alcoholic beverage	8%	10%	19%	21%		8%
	100%	100%	100%	100%		100%
Average check per person ($USD)	$28	$25	$34	$100		$13
Average check per person (R$)					R$	64

Unaffiliated Franchise Program - Our unaffiliated franchise agreements grant third parties the right to establish and operate a restaurant using one of our concepts. Franchised restaurants are required to be operated in accordance with the franchise agreement and in compliance with their respective concept’s standards and specifications.

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

(as a % of gross Restaurant sales)	MONTHLY ROYALTY FEE PERCENTAGE
U.S. franchisees (1)	3.50% - 5.75%
International franchisees (2)	2.75% - 5.00%
_________________
(1)U.S. franchisees must also contribute a percentage of gross sales for national marketing programs and spend a certain percentage of gross sales on local advertising.
(2)International franchisees must spend a certain percentage of gross sales on local advertising, which varies depending on the market.

Effective December 31, 2023, we entered into an Amended & Restated Holistic Agreement (the “2023 Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), a franchisee of 78 Outback Steakhouse restaurants in the western United States. Under the terms of the 2023 Resolution Agreement, advertising fees are reduced to 2.25% of gross sales

BLOOMIN’ BRANDS, INC.
until December 27, 2026 or upon the earlier occurrence of certain specified events, including the sale of all or substantially all of the assets or equity of Out West, bankruptcy or a liquidation event.

Out West also entered into a forbearance agreement with its lenders that, in conjunction with the 2023 Resolution Agreement, provides, among other things, for a pre-determined calculation of available monthly cash (after payment of operating expenses, including rents, royalties, national advertising fees and local marketing expenditures) that Out West may use for capital expenditures and to settle its obligations due to its lenders.

See Note 3 - Revenue Recognition of the Notes to Consolidated Financial Statements for further details regarding the 2023 Resolution Agreement.

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

We address the end-to-end costs associated with the products and goods we purchase by utilizing a combination of global, regional and local suppliers to capture efficiencies and economies of scale. This “total cost of ownership” approach focuses on the initial purchase price, coupled with the cost structure underlying the procurement and order fulfillment process. We also regularly monitor commodity markets and trends to execute product purchases at the most advantageous times.

We have a distribution program that includes food, non-alcoholic beverage, smallwares and packaging goods in all major markets. Where applicable, this program is managed by custom distribution companies that only provide products approved for our system. These customized relationships enable our staff to effectively manage and prioritize our supply chain.

Beef and pork represent the majority of purchased proteins in the U.S. and Brazil, respectively. In 2023, our U.S. restaurants purchased beef raw materials primarily from four U.S. beef suppliers and our restaurants in Brazil purchased pork raw materials primarily from four pork suppliers in Brazil. Due to the nature of our industry, we expect to continue purchasing a substantial amount of beef and pork from a small number of suppliers. Other major commodity categories purchased include seafood, poultry, produce, dairy, bread, oils and pasta and energy sources to operate our restaurants, such as natural gas and electricity. The cost of such commodities may fluctuate widely due to government policy and regulation, changing weather patterns and conditions, climate change and other supply and/or demand impacting events such as pandemics, macroeconomic conditions, geopolitical events or other unforeseen circumstances.

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

We are committed to building long-term partnerships with suppliers who are dedicated to delivering safe, high-quality ingredients in a sustainable way. All suppliers are required to comply with our Supplier Code of Ethics and we strive to source only products that are raised in a sustainable, ethical and humane manner.

Information Systems - We leverage technology to support areas such as digital marketing and customer engagement, business analytics and decision support, restaurant operations and productivity initiatives related to optimizing our staffing, food waste management and supply chain efficiency.

BLOOMIN’ BRANDS, INC.
To drive customer engagement, we continue to invest in data and technology infrastructure, including brand websites, digital marketing, online ordering and mobile apps. To increase customer convenience, we leverage our online ordering infrastructure to facilitate off-premises dining systems. Additionally, we developed systems to support our customer loyalty program with a focus on increasing traffic to our restaurants. In past years, we made investments in a supply chain management system to improve inventory forecasting and replenishment in our restaurants, which helps us manage food quality and cost, and reduce food waste.

Our integrated point-of-sale system allows us to transact business in our U.S. restaurants and communicate sales data through a secure corporate network to our enterprise resource planning system and data warehouse. Our Company-owned restaurants, and most of our franchised restaurants, are connected through a portal that provides our employees and franchise partners with access to business information and tools that allow them to collaborate, communicate, train and share information.

We maintain a system to ensure network security and safeguard against data loss. See Item 1C. Cybersecurity and Item 1A. Risk Factors for additional discussion of our cybersecurity measures.

Advertising and Marketing - We advertise through a diverse set of media channels including, but not limited to, national/spot television, radio, social media, search engines and other digital tactics. Our concepts have active public relations programs and also rely on national promotions, site visibility, local marketing, digital marketing, direct mail, billboards and point-of-sale materials to promote our restaurants. We focus on data segmentation and personalization, customer relationship management and digital advertising to be more efficient and relevant with our advertising expenditures. Additionally, in our company-owned international markets, we have teams that engage local agencies to tailor advertising to each market and develop relevant and timely promotions based on local consumer demand.

During 2023, Outback brought back the “No Rules, Just Right” platform, which includes highlighting our great menu and everyday value that we offer to our guests. “No Rules, Just Right” is more than a marketing platform, it is an attitude, aimed at re-energizing our restaurants with new food offerings, exceptional service and most importantly, ties back to our past.

Our multi-branded U.S. loyalty program, Dine Rewards, is designed to drive incremental traffic and provide data for customer segmentation and personalization opportunities.

Restaurant Management - The Restaurant Managing Partner has primary responsibility for the day-to-day operation of the restaurant and is required to follow Company-established operating standards. Area Operating Partners for our casual dining concepts oversee restaurant operations and Restaurant Managing Partners within a specific region. For our Outback Steakhouse and Carrabba’s Italian Grill brands, Market Vice Presidents oversee multiple Area Operating Partner regions.

In addition to base salary, Restaurant Managing Partners and Chef Partners (“Restaurant Partners”), Area Operating Partners, and Market Vice Presidents generally receive performance-based bonuses for providing management and supervisory services to their restaurants, certain of which may be based on a percentage of their restaurants’ monthly operating results or cash flows and/or total controllable income.

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

BLOOMIN’ BRANDS, INC.
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

GOVERNMENT REGULATION

We are subject to various federal, state, local and international laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, health and safety agencies and environmental and fire agencies in the state, municipality or country in which the restaurant is located.

U.S. - Alcoholic beverage sales represent 11% of our U.S. restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and, where applicable, a permit to provide service for extended hours, for carry-out or delivery and on Sundays. We also offer alcohol to-go from certain locations from each of our restaurant concepts.

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

International - Our restaurants outside of the U.S. are subject to similar regional and local laws and regulations as our U.S. restaurants, including labor, food safety, data privacy, anti-corruption/anti-bribery and information security.

See Item 1A. - Risk Factors for a discussion of risks relating to federal, state, local and international regulation of our business.

HUMAN CAPITAL RESOURCES

Employees - As of December 31, 2023, we employed approximately 87,000 Team Members, of which approximately 750 are corporate personnel, including more than 250 in international markets.

BLOOMIN’ BRANDS, INC.
We are committed to nurturing an inclusive, service-focused culture, founded on respecting and valuing every person, regardless of gender, race, ethnic origin, religion, sexual orientation, ability or age. We track several workforce statistics to help us understand the gender, racial and ethnic diversity of our U.S. Team Members, including the following as of the period indicated:

	DECEMBER 31, 2023
KEY STATISTICS	WOMEN	PEOPLE OF COLOR (1)
Restaurant Support Center	61%	23%
Operations Leadership (2)	40%	32%
Hourly Team Members	52%	50%
_________________
(1)Denotes U.S. Team Members that identify as Black/African American, Hispanic/Latinx, Asian, Native American, Pacific Islander or two or more races.
(2)Includes restaurant management, Chef Partners, Restaurant Managing Partners, Area Operating Partners, Regional Vice Presidents and Market Vice Presidents.

In addition to gender, racial and ethnic diversity, our U.S Team Members are also diverse in age, comprised of five generations: Traditionalists, Baby Boomers, Generation X, Millennials and Generation Z.

Various jurisdictional mandated industry-wide labor agreements, which are renewed annually, apply to certain of our employees in Brazil.

Celebrating Our People – Team Members, guests, suppliers and neighbors have always been at the heart of our Company’s culture, driven each day by our founding Principles & Beliefs, which include treating each individual as we would want to be treated. We believe that creating exceptional guest experiences begins with providing a positive, supportive work environment that welcomes individual differences and allows employees to grow and have fun. We focus on developing genuine, emotional guest connections through friendly service and high-quality food. We embrace the communities we serve, from feeding first responders to supporting non-profit organizations, especially in the Tampa Bay area of Florida, home to our Restaurant Support Center (“RSC”).

We use surveys to seek feedback from our Team Members on a variety of topics that include, but are not limited to, confidence in leadership, our company culture and overall satisfaction with the Company. We utilize a comprehensive total rewards survey, the insights from which we are using to define our Value of Employment strategy. Annual strategic talent reviews and succession planning for executive-level roles, senior management and key restaurant leadership positions help ensure consistency in management talent quality. During 2023, approximately 91% of promotions to our Manager in Training program and to Restaurant Managing Partner were internal, which consisted of 42% women and 29% people of color.

We regularly monitor and evaluate turnover and attrition metrics throughout our management teams. During 2023, our turnover rates for U.S. hourly restaurant Team Members and U.S. restaurant management were 91% and 22%, respectively.

We are committed to high standards of ethical, moral and legal business conduct and strive to be an open and honest workplace, providing a positive work environment and fostering a culture of integrity and ethical decision-making. To support this commitment, we have a Code of Conduct that provides clear direction for behavioral expectations. We provide annual training to our Restaurant Partners, Area Operating Partners, Market Vice Presidents and RSC Team Members on our Code of Conduct, Preventing Discrimination and Harassment and Anti-Bribery and Anti-Corruption. All field-level employees are also provided Preventing Discrimination and Harassment training. In addition, we maintain an Ethics and Compliance Hotline (the “Hotline”), which includes an 800 number and an online form where our Team Members can report any workplace concerns, with the option to report anonymously. The Hotline is accessible via several languages, 24 hours a day, seven days a week. We also developed an informational poster for our U.S. restaurants, in English and Spanish, which provides the phone number, the web address for the reporting form and a QR code to make it easy for our Team Members to report concerns.

BLOOMIN’ BRANDS, INC.
Finally, we continue to support a hybrid work environment in the RSC. We are investing in a cultural refresh in response to employees returning to the office and have renewed our RSC Principles & Beliefs to invigorate connection and inclusivity between the corporate and field teams.

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

We continually assess our overall racial and gender diversity at Bloomin’ Brands as we strive to reflect the diversity of the communities we serve. Year over year, we have seen improvements in diverse representation among our restaurant management teams and RSC, including an increase of approximately 2% in representation of women within our Operational Leadership and people of color at the RSC, respectively, while recognizing there is more work to be done.

During 2023, our Executive Leadership Team (“ELT”) continued engaging in sessions curated and facilitated by a diversity consulting firm in partnership with our internal Inclusive Leadership Team. In these sessions, ELT members participated in deep, enriching dialogue around potential gaps in our organization and industry and their individual and collective responsibility for sustaining change.

While engaged in deep work with our executive team, we also continued listening, sharing and storytelling to inspire awareness, understanding and change across the organization. Each concept held monthly Courageous Conversations and we hosted virtual calls open to the entire company bimonthly to learn about and discuss important topics aligned to the mission and objectives of our five Employee Resource Groups:

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
•¡Adelante!: Aimed at accelerating and celebrating the Hispanic and Latin Community at Bloomin’ Brands; and
•Bloomin’ Balance: Inspiring our Team Members to lead happy, healthy and fulfilled lives through total and balanced wellness.

From our participation at the Women’s Foodservice Forum annual conference to memorable heritage month programs and active community involvement (for example, Juneteenth service activities, Pride sponsorships and engagement, walks and runs for special health-focused causes), our Employee Resource Groups have been instrumental in providing support, a sense of community and both personal and professional development for our Team Members.

As we aim to attract and cultivate relationships with the next generation of talent in our workforce, we have been intentional about being visible and building brand awareness at a number of Florida colleges and universities, including Florida A&M University (a historically Black university), Florida International University (minority/Hispanic serving institution), the University of Central Florida and the University of South Florida. Among the support, we provide future industry leaders with financial support through endowed scholarships to help offset students’ costs of higher education as they pursue degrees and certifications that align with the work we do in hospitality.

BLOOMIN’ BRANDS, INC.
We support words with actions by being good stewards of our communities and engaging with organizations dedicated to cultivating more diverse and inclusive communities, including:

•National Urban League	•Big Brothers, Big Sisters
•Woman’s Foodservice Forum	•Boys & Girls Clubs
•Multicultural Foodservice & Hospitality Alliance	•Feeding America (Tampa Bay)
•National Diversity Council	•Meals on Wheels
•Autism Speaks	•Harvest Food Donation
•Habitat for Humanity

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

Total Rewards - Our total rewards philosophy is to motivate and retain our Team Members by offering, what we believe to be, competitive salary packages. To align Team Member objectives with our Company and ultimately our stockholders, Bloomin’ Brands offers programs that reward long-term performance. Additionally, we offer a well-rounded benefit package that includes the following, along with other benefits:

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

Employee Support and Community Engagement - Our commitment to our Team Members does not stop with competitive salaries, development and benefits. In 1999, we created a trust (the “Trust”) to support our Team Members in times of personal hardship. All contributions to the Trust are voluntary, employee-funded and are not solicited from suppliers, customers or friends. Due to the incredible generosity and caring nature of our Team Members, the Trust is able to make meaningful monetary support to our Team Members who experience very difficult, often unexpected and catastrophic issues, in their lives. Since 2017, the Trust has paid approximately $2.2 million to the benefit of over 1,500 Team Members who applied for support, including Team Members impacted by hurricanes and other natural disasters.

We are inspired by the generosity of our Team Members and encourage them to give back to their communities. To facilitate this community engagement, field Team Members volunteer within their communities and RSC Team Members participate in an annual Community Service Day. In 2023, its 15th year, Team Members volunteered over 800 hours of service at 16 non-profit organizations in the Tampa Bay area.

In addition, during 2022 we implemented an annual matching gift and volunteer grant program for eligible 501(c)(3) non-profit organizations and provided a limited dollar-for-dollar match or grant for full-time RSC Team Members who made a personal charitable donation or volunteered for a minimum of ten hours during non-working hours.

BLOOMIN’ BRANDS, INC.
Information About Our Executive Officers - Below is a list of the names, ages, positions and a brief description of the business experience of each of our executive officers as of February 23, 2024:

NAME	AGE	POSITION
David Deno	66	Chief Executive Officer
Christopher Meyer	52	Executive Vice President, Chief Financial Officer
Lissette Gonzalez	50	Executive Vice President, Chief Supply Chain and Operations Excellence Officer
Mark Graff	44	Executive Vice President, President of Bonefish Grill and Fine Dining
W. Michael Healy	49	Executive Vice President, Global Business Development and Strategy
Kelly Lefferts	57	Executive Vice President, Chief Legal Officer and Secretary
Brett Patterson	55	Executive Vice President, President of Outback Steakhouse
Gregg Scarlett	62	Executive Vice President, Chief Operating Officer, Casual Dining Restaurants
Astrid Isaacs	47	Senior Vice President, Chief Technology Officer
Philip Pace	49	Senior Vice President, Chief Accounting Officer
Suzann Trevisan	52	Senior Vice President, Chief Human Resources Officer

David Deno has served as Chief Executive Officer and as a member of our Board of Directors since April 2019. Mr. Deno previously served as our Executive Vice President and Chief Financial and Administrative Officer from October 2013 to April 2019 and as Executive Vice President and Chief Financial Officer from May 2012 to October 2013. Prior to joining the Company, Mr. Deno was Chief Financial Officer of the international division of Best Buy Co., Inc. from December 2009 to May 2012. Mr. Deno has also previously served as Chief Financial Officer and later Chief Operating Officer of Yum! Brands, Inc.

Christopher Meyer has served as Executive Vice President, Chief Financial Officer since April 2019. Mr. Meyer previously served as Group Vice President, Finance, Treasury and Accounting from November 2017 to April 2019 and Group Vice President, Financial Planning & Analysis and Investor Relations from September 2014 to November 2017. In February 2024, Mr. Meyer notified the Company of his intention to retire from the Company in 2024, as disclosed in the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024.

Lissette Gonzalez has served as Executive Vice President, Chief Supply Chain and Operations Excellence Officer since October 2023. Ms. Gonzalez served as Senior Vice President, Global Supply Chain Officer from April 2021 to October 2023; Vice President, Global Supply Planning and Forecasting from April 2019 to April 2021; and Vice President, Supply Planning and Forecasting from September 2014 to April 2019.

Mark Graff has served as Executive Vice President, President of Bonefish Grill and Fine Dining since November 2023. Mr. Graff served as Senior Vice President, Development from April 2023 to November 2023; Senior Vice President, Development, Financial Planning & Analysis and Investor Relations from May 2021 to April 2023; Group Vice President, Corporate Finance and Investor Relations from February 2019 to May 2021; and Vice President, Corporate Finance and Investor Relations from February 2016 to February 2019. He also served as Treasurer from February 2019 to November 2020. Mr. Graff joined the Company in 2012 and has held roles as Senior Director of Corporate Planning and Director of International Business Development.

W. Michael Healy has served as Executive Vice President, Global Business Development and Strategy since November 2023. Mr. Healy served as Senior Vice President, President of Bonefish Grill from November 2021 to November 2023; Senior Vice President, Field Operations and Innovation from April 2021 to November 2021; Senior Vice President, Global Supply Chain Officer from February 2019 to April 2021; Group Vice President, Finance for Outback Steakhouse from May 2015 to February 2019; and Vice President, Development and Strategic Analytics from April 2012 to May 2015. Mr. Healy joined the Company in 2009 as Director of Sales Forecasting and Analysis.

BLOOMIN’ BRANDS, INC.
Kelly Lefferts has served as Executive Vice President, Chief Legal Officer since July 2019. Ms. Lefferts served as Group Vice President and U.S. General Counsel of Bloomin’ Brands from September 2015 to July 2019 and Vice President and Assistant General Counsel of Bloomin’ Brands from January 2008 to September 2015. She has also served as Secretary of Bloomin’ Brands since February 2016.

Brett Patterson has served as Executive Vice President, President of Outback Steakhouse since November 2023. Mr. Patterson served as Senior Vice President, President of Outback Steakhouse from February 2020 to November 2023 and Group Vice President, Outback Operations from August 2017 to February 2020.

Gregg Scarlett has served as Executive Vice President, Chief Operating Officer, Casual Dining Restaurants since February 2020. Mr. Scarlett previously served as Executive Vice President, President of Outback Steakhouse from July 2016 to February 2020; Executive Vice President, President of Bonefish Grill from March 2015 to July 2016; Senior Vice President, Casual Dining Restaurant Operations from January 2013 to April 2015; and Senior Vice President of Operations for Outback Steakhouse from March 2010 to January 2013. Mr. Scarlett will be leaving the Company on March 15, 2024, as disclosed in the Form 8-K filed with the SEC on October 3, 2023.

Astrid Isaacs has served as Senior Vice President, Chief Technology Officer since November 2021. From July 2020 to November 2021, she was Vice President, Digital and Consumer Technology for Subway. Prior to that, she served as our Vice President, Restaurant Technology from February 2020 to July 2020 and Director, International Information Technology from June 2015 to February 2020.

Philip Pace has served as Senior Vice President, Chief Accounting Officer since July 2022. Mr. Pace previously served as Group Vice President and Controller from October 2015 to July 2022 and Vice President, Corporate Controller from July 2013 to October 2015.

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

Additional Information - We make available, free of charge, through our internet website www.bloominbrands.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC. Our reports and other materials filed with the SEC are also available at www.sec.gov. The reference to website addresses in this Report does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this Report.

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

We and our vendors are subject to various employment and labor laws and regulations governing relationships with employees throughout the world and changes to laws and regulations may affect operating costs. These laws and regulations relate to matters including employment discrimination, pay transparency, minimum wage requirements, scheduling, overtime, tip credits, unemployment tax rates, workers’ compensation rates, working conditions, immigration status, tax reporting and other wage and benefit requirements. Any significant additional government regulations and new laws governing relationships with employees, including minimum wage increases, regulations relating to union organizing rights and activities, the employment status of third-party delivery drivers, mandated benefits or other requirements that impose additional obligations on us, could increase our costs and adversely affect our business and results of operations.

As a significant number of our food service and preparation personnel are paid at rates related to the applicable minimum wage, federal, state and local proposals related to minimum wage requirements or similar matters could, to the extent implemented, materially increase our labor and other costs. As minimum wage increases continue to be implemented in states in which we operate, we expect our labor costs will continue to increase. In addition, there have been in the past, and may be in the future, legislative efforts to significantly increase the federal minimum wage, which, if implemented, would materially increase our labor and other costs. Our distributors and suppliers could also be affected by higher minimum wage, benefit standards and compliance costs, which could result in higher costs for goods and services supplied to us. In addition, several U.S. jurisdictions have implemented fair workweek or “secure scheduling” legislation, which impose complex requirements related to scheduling for certain restaurant and retail employees, and additional jurisdictions are considering similar legislation. Several jurisdictions also have implemented sick pay/paid time off legislation, which requires employers to provide paid time off to employees, and “just cause” termination legislation, which restricts companies’ abilities to terminate employees unless they can prove “just cause” or a “bona fide economic reason” for the termination. We also rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Inaccurate employee FICA tax reporting could subject us to monetary liabilities, which could harm our business, results of operations and financial condition.

BLOOMIN’ BRANDS, INC.
Failure to recruit, train and retain high-quality leadership, restaurant-level management and hourly team members may inhibit our ability to operate and grow successfully.

Our success will continue to depend, to a significant extent, on our leadership team and other key management personnel. The tight labor market in the United States has further strained and could continue to strain our ability to keep our restaurants fully staffed. If we are unable to attract and retain sufficiently experienced and capable management personnel, our business and financial results may suffer.

Our restaurant-level management and team members are largely responsible for the quality of our service. Our guests may be dissatisfied and our sales may decline if we fail to recruit, train and retain managers and team members that effectively implement our business strategy and provide high-quality guest service. There is active competition for quality management personnel and hourly team members, and such competition could require us to pay higher wages or incur higher costs for retaining and incentivizing our management personnel and hourly team members. If we experience high turnover, we may experience higher labor costs and have a shortage of adequate management personnel required for future growth. A shortage of team members also could cause our restaurants to operate with reduced staff, which could adversely affect our ability to provide high-quality guest service.

Challenging economic, political and social conditions may have a negative effect on our business and financial results.

Challenging economic, political and social conditions may negatively impact consumer spending and thus cause a challenging sales environment in the casual dining sector and a decline in our financial results. For example, international, domestic and regional economic conditions, continued economic downturn or recession, or slowing or stalled recovery therefrom, unemployment levels, consumer income levels, financial market volatility, credit conditions and availability, consumer debt levels, inflation, increased energy prices, weakness in the housing market, stock market performance, rising interests rates, tariffs and trade barriers, pandemics or public health concerns, population growth, changes in government and central bank monetary policies, social unrest and governmental, political and budget matters may have a negative effect on consumer confidence and discretionary spending, which the restaurant industry depends upon. Further, it is difficult to predict what impact, if any, the U.S. presidential and congressional elections and their outcomes could have on consumer confidence and discretionary spending. In addition, the effects on the global economy from the ongoing conflicts in Israel and Ukraine, particularly if they escalate or broaden, are uncertain. Terrorist attacks, heightened security requirements, attacks of critical infrastructure, protests, demonstrations, riots, civil disturbance, disobedience, insurrection, customer intimidation, mass shootings or social and other political unrest, such as those seen in recent years, have and may continue to result in restrictions, curfews or other actions and give rise to significant changes in regional and global economic conditions. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

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

A substantial number of restaurant operators compete directly and indirectly with us with respect to price, service, location and food quality, some of which are well-established with significant resources. There is also active competition for management, team members and other personnel, and attractive suitable real estate sites. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently, creatively and effectively to those conditions. In addition, our competitors may generate or better implement business strategies that improve the value and relevance of their brands and reputation, relative to ours. For example, our competitors may more successfully implement menu or technology initiatives, such as remote ordering, social media or mobile technology platforms that expedite or enhance the customer experience, or artificial intelligence to develop new customer insights. Further, we face growing competition from quick service and fast-casual restaurants, the supermarket industry and meal kit and food delivery providers, with the improvement of prepared food offerings, “ghost” or “dark” kitchens where meals are prepared at a separate takeaway premises rather than a restaurant, and the trend towards convergence in grocery, deli, delivery, retail and restaurant services. Further, if this competitive environment and the breadth of alternatives results in a decline in casual dining customer traffic, it could make our financial operations dependent on our ability to increase our market share within the hyper-competitive casual dining segment. We believe all of the above factors have increased competitive pressures in the casual dining sector in recent periods and we believe they will continue to present a challenging competitive environment in future periods. If we are unable to continue to compete effectively, our traffic, sales and margins could decline and our business, financial condition and results of operations would be adversely affected.

Cybersecurity breaches of confidential consumer, personal employee and other material information and other threats to our technological systems may adversely affect our business.

A cyber incident that compromises the information of our consumers or employees, whether affecting our technological systems or those of third-party service providers that we rely on, could result in widespread negative publicity, damage to the reputation of our brands, a loss of consumers, an interruption of our business and legal liabilities.

The majority of our restaurant sales are by credit or debit cards, and we maintain certain personal information regarding our employees and confidential information about our customers, franchisees and suppliers. Although we segment our card data environment and employ a cybersecurity protection program based upon industry frameworks, as well as scan and improve our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our security measures with oversight by our Audit Committee, there are no assurances that such programs will prevent or detect all potential cybersecurity breaches or technological failures.

Our operations and corporate functions rely heavily on information systems, including point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash, data warehousing to support analytics, finance and accounting systems, payroll and human resource systems, mobile technologies to enhance the customer experience and other various processes and procedures, some of which are handled by third parties. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, system maintenance problems, upgrading or transitioning to new platforms, or any cyber incident relating to these systems could expose our systems or information to cyber threats, result in delays in consumer service, reduced efficiency in our operations or result in negative publicity. Despite our security measures, our technology systems may be vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, employee error or malfeasance, denial of service, hacking, “phishing” attacks, social engineering, malware, ransomware, viruses, worms and other attacks or disruptive problems, which have increased in sophistication, frequency and duration in recent years. In addition, the rapid

BLOOMIN’ BRANDS, INC.
evolution and increased adoption of artificial intelligence technologies may increase our cybersecurity risks, including generative artificial intelligence augmenting threat actors’ technological sophistication to enhance existing or create new malware. We have been, and will continue to be, the target of attempted cyber and other security threats, including those common to most industries and those targeting us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. Like other restaurants and retailers, we are also susceptible to claims for purportedly fraudulent transactions arising out of actual or alleged theft of credit or debit card information. A security breach or even a perceived security breach or failure to appropriately respond to a cyber incident could result in litigation or governmental investigation, as well as damage to our reputation and brands.

A claim or investigation resulting from a cyber or other security threat to our systems and data may have a material adverse effect on our business and distract management from running the business. Responses to cybersecurity also have the potential of incurring significant remediation costs, to the extent such costs are not covered by our applicable insurance policies. As cybersecurity risks and applicable laws and regulations evolve, we may incur significant additional costs in technology, third-party services and personnel to maintain systems designed to anticipate and prevent cyber-attacks.

We are subject to a variety of continuously evolving laws and regulations regarding privacy, data protection and data security at federal, state and international levels. The California Consumer Privacy Act, for example, became effective January 1, 2020 and provides a private right of action to California residents related to data breaches and imposes disclosure and other requirements on companies with respect to their data collection, use and sharing practices as they relate to California residents. Other states and countries in which we operate have enacted, or are proposing to enact, similar laws or the laws expanding existing privacy rights. New areas of litigation related to privacy rights continue to emerge. Compliance with newly developed laws and regulations, which are subject to change and uncertain interpretations, may cause us to incur substantial costs.

Increased commodity, energy and other costs could decrease our profit margins or cause us to limit or otherwise modify our menus or increase prices, which could adversely affect our business. Further, if our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to develop or maintain relationships with these or new suppliers or distributors, if needed, we could encounter supply shortages and incur higher costs.

The performance of our restaurants depends on our ability to anticipate and react to changes in the price and availability of food commodities. Our business also incurs significant costs for energy, utilities, insurance, health care, labor, marketing and real estate over which we have little control. We have experienced and continue to experience the impact of inflation and fluctuations in costs on our operating expenses and anticipate the inflationary conditions will continue in the near future. We are anticipating 3% to 4% commodity inflation for 2024, but there can be no assurance that our expectations will be accurate or that we will be able to efficiently pass through any increased costs in our prices. Increased prices or shortages could affect the cost and quality of the items we buy or require us to raise prices, limit our menu options or implement alternative processes or products. In response, customers may be less willing to patronize our restaurants in favor of our competitors or lower-priced alternatives. Prices may also be affected by supply, market changes, increased competition, changes in laws, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, labor shortages or other reasons. As a result, these events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins.

We depend on frequent deliveries of fresh food products that meet our specifications, and we have a limited number of suppliers and distributors for our major products, such as beef and pork. These factors subject us to the risk that shortages or interruptions in products could adversely affect the availability, quality or cost of products or require us to incur more costs to obtain adequate products if we are unable to manage supply chain risk. During 2023, we purchased: (i) more than 95% of our U.S. beef raw materials from four beef suppliers that represent a significant portion of the total beef marketplace in the U.S. and (ii) more than 80% of our Brazil pork raw materials from four pork suppliers that represent more than 45% of the total pork marketplace in Brazil. Our dependence on a small number of suppliers subjects us to the risks of ingredient shortage, supply interruption, animal disease outbreak, and price volatility. An external disruption or an internal dispute could force us to sever ties with our suppliers, and we

BLOOMIN’ BRANDS, INC.
may not be able to find a suitable replacement in a timely or cost-efficient manner. Beef and pork are a significant cost to us, and we may also incur higher costs to secure adequate suppliers or make substantial changes to our menu offerings, at the risk of material adverse harm to our business. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef and pork from a small number of suppliers. Global economic factors continue to place significant pressure on suppliers, making the supply environment more expensive and causing supply chain issues. Supply shortages or disruptions caused by inclement weather, climate change, natural disasters, pandemics, armed conflict, sanctions, financial or solvency issues of our suppliers or distributors, fuel increases or other conditions beyond our control could adversely affect our operations and operating results. In recent years, climate-related issues, including drought and flooding in our key supplier region, have led to volatility in the prices of our ingredients, such as produce and meats. In addition, if any of our suppliers or distributors were unable to fulfill their responsibilities or we were unable to maintain current purchasing terms or ensure service availability and we were unable to locate substitutes in a timely manner, we may encounter supply shortages, lose consumers and experience an increase in costs in seeking alternative supplier or distribution services. The failure to develop and maintain supplier and distributor relationships and any resulting disruptions to the provision of food and other supplies to our restaurant locations could adversely affect our operating results.

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

Our foreign operations are subject to all of the same risks as our U.S. restaurants, as well as additional risks including, among others, international economic, political, social and legal conditions and the possibility of instability and unrest, differing cultures and consumer preferences, diverse government regulations and tax systems, cybersecurity threats, corruption, anti-American sentiment, the ability to source high-quality ingredients and other commodities in a cost-effective manner, uncertain or differing interpretations of rights and obligations in connection

BLOOMIN’ BRANDS, INC.
with international franchise agreements and the collection of ongoing royalties from international franchisees, the availability and costs of land, construction and financing, and the availability of experienced management, appropriate franchisees and operating partners.

Local or regional events or conditions in our international markets could disrupt our business operations and affect our results. In recent years, there were protests in cities throughout the United States as well as globally, including in Hong Kong and Brazil, in connection with civil rights, liberties, and social and governmental reform.

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

If we fail to adequately address corporate citizenship and sustainability matters, it could have an adverse effect on our business, financial condition, and operating results and may damage our reputation.

In recent years, there has been an increasing focus from certain investors, customers, consumers, employees, state, federal and international governments and agencies, and other stakeholders concerning corporate citizenship and sustainability matters, including practices and disclosures related to environmental stewardship; social responsibility; diversity, equity and inclusion; and workplace rights. Companies across all industries are facing increasing scrutiny relating to their corporate citizenship and sustainability practices. We are also subject to corporate citizenship and sustainability disclosure rules and regulations and institutional investor voting policies that seek this information, making it more accessible for scrutiny. Changing consumer preferences may result in increased demands regarding our products and supply chain and their respective environmental and social impact, including on sustainability. These demands could require additional transparency, due diligence, and reporting and could cause us to incur additional costs or to make changes to our operations to comply with such demands. We may also determine that certain changes are required in anticipation of further evolution of consumer preferences and demands. Increased focus and activism related to corporate citizenship and sustainability may also result in investors reconsidering their investment decisions as a result of their assessment of a company’s corporate citizenship and sustainability practices. Any failure or perceived failure by us to adequately address stakeholder expectations regarding corporate citizenship, including diversity, equity and inclusion, employee health, safety and welfare, and workplace rights, among others, may damage our reputation and adversely affect our business and results of operations. Further, concern over climate change and other environmental sustainability matters, has and may in the future result in new or increased legal and federal and state regulatory requirements to provide extensive disclosure regarding and to reduce or mitigate impacts to the environment, including greenhouse gas emissions, alternative energy policies, water consumption, packaging and waste management, responsible sourcing and other sustainability initiatives. For example, state, federal and international regulations on sustainability matters, including the recently enacted Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act in California and the SEC’s climate change rule proposals, have been or are expected to be implemented that will require reporting and third-party assurance on greenhouse gas emissions and other environmental matters.

If we fail to achieve goals, targets, or objectives we may set with respect to corporate citizenship and sustainability matters, if we do not meet or comply with new regulations or evolving consumer, investor, industry, or stakeholder expectations and standards, including those related to reporting, or if we are perceived to have not responded appropriately to the growing concern for corporate citizenship and sustainability matters, we may face legal or regulatory actions, the imposition of fines, penalties, or other sanctions, adverse publicity, and decreased demand

BLOOMIN’ BRANDS, INC.
from consumers, or the price of our common stock could decline, any of which could materially harm our reputation or have a material adverse effect on our business, financial condition, or operating results.

The food service industry is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid steak and other products we offer in any of our concepts in favor of foods or ingredients that are perceived as healthier or otherwise reflect popular demand, our business and operating results would be harmed. Various factors such as menu labeling rules, nutritional guidelines and academic studies, whether issued by government agencies, research institutions, or advocacy organizations, may impact consumer choice and cause consumers to select foods other than those that are offered by our restaurants. Consumer preference on sourcing, or in response to environmental and animal welfare concerns may also cause some groups of consumers to select foods other than those that are offered by our restaurants. Our business may be negatively impacted by customer preferences regarding third-party delivery apps and services with which we engage, particularly if the availability, performance and reliability of the apps or services adversely impact customer satisfaction. If we are unable to anticipate or successfully respond to changes in consumer preferences, our results of operations could be adversely affected, generally or in particular concepts or markets.

Changes in tax laws, uncertainty in the judicial interpretation of those laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate and other taxes in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, an “ownership change” as defined under Section 382 of the Internal Revenue Code, changes in U.S. or foreign tax laws, including the proposed 15% global minimum tax under the Organization for Economic Co-operation and Development (“OECD”) Pillar Two (“Pillar Two”), Global Anti-Base Erosion rules, uncertainty in the interpretation of tax laws, comprehensive tax reform measures or other legislative changes, and the outcome of income tax audits and tax litigation, such as in Brazil. Further, differences in interpretations of Pillar Two and other rules by multiple jurisdictions may cause increased complexities as to compliance and increased audit controversy with tax authorities in jurisdictions where we operate. Although we believe our tax estimates are reasonable, the final determination of tax audits and tax litigation could be materially different from our historical income tax provisions and accruals. These results could have a material effect on our results of operations or cash flows in the period or periods for which these determinations are made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits, including our FICA tip credit carryforwards, and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets.

Our failure to comply with government regulation related to our restaurant operations, and the costs of compliance or non-compliance, could adversely affect our business.

We are subject to various federal, state, local and foreign laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, food safety, nutritional menu labeling, health care, sanitation, hazardous material, building, zoning, land use, traffic, environmental and fire agencies in the state, municipality or country in which the restaurant is located. Our suppliers are also subject to regulation in some of these areas. Any difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants. Additionally, difficulties in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of new restaurants. We are subject to various U.S. federal, state and international laws and regulations related to the offer and sale of franchises. Failure to comply with these laws could adversely affect the results we generate from franchises or otherwise impose costs on us. Alcoholic beverage sales represent 11% of our consolidated restaurant sales and are subject to extensive state and local licensing and other regulations. The failure of a restaurant to obtain or retain a liquor license would adversely affect that restaurant’s operations. In addition, we are subject to “dram shop” statutes in certain states. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We may also incur costs of and challenges in

BLOOMIN’ BRANDS, INC.
ensuring compliance with measures implemented in response to a widespread illness or a pandemic, such as requirements for physical barriers or other preventative measures in restaurants or vaccination or testing requirements for our employees, which can vary by the location of the restaurant and may continue to change. We are subject to laws relating to information security, cashless payments and consumer credit, protection and fraud. Compliance with these laws and regulations can be costly, and any failure or perceived failure to comply with these laws or any breach of our systems could harm our reputation or lead to litigation, which could adversely affect our financial condition.

Risks associated with our remodeling, relocation and expansion plans may have adverse effects on our operating results.

As part of our business strategy, we intend to continue to remodel, relocate and expand our current portfolio of restaurants. Our 2024 development schedule calls for the construction of approximately 40 to 45 new system-wide locations, with approximately half in Brazil. A variety of factors could cause the actual results and outcome of those plans to differ from the anticipated results, including among other things, the selection of suitable locations for new or relocated restaurants, the availability and terms on which we can lease attractive sites for new or relocated restaurants, availability and terms of funding, recruiting, training and retaining skilled management and restaurant employees, construction or other delays, the availability of construction materials or restaurant equipment, construction and renovation costs and consumer tastes and acceptance of our restaurant concepts and awareness of our brands in new regions. Governmental regulations or other health guidelines concerning the operations of restaurants, including due to public health emergencies, may also cause disruptions in our plans.

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

In recent years, we have identified strategies and taken steps to reduce operating costs and free up resources to reinvest in our business. These strategies include improved supply chain management, implementing labor scheduling tools, improvements in kitchen equipment and integrating restaurant information systems across our brands. We continue to evaluate and implement further cost-saving initiatives. However, the ability to reduce our operating costs through these initiatives is subject to risks and uncertainties, such as our ability to obtain improved supply pricing and the reliability of any new suppliers or technology, and we cannot assure that these activities, or any other activities that we may undertake in the future, will achieve the desired cost savings and efficiencies. In addition, these measures may not be sustainable or may be detrimental to continued operations. Failure to achieve such desired savings or other negative effects from cost-saving measures could adversely affect our results of operations and financial condition and curtail investment in growth opportunities.

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

Significant adverse weather conditions and other disasters or unforeseen events and our ability to execute, or success in executing, a comprehensive business recovery plan at our restaurant support center for these events could negatively impact our results of operations and have a material adverse impact on our business.

Adverse weather conditions and natural disasters and other unforeseen events, such as winter storms, severe temperatures, thunderstorms, floods, drought, fires, hurricanes and earthquakes, terrorist attacks, war and widespread/pandemic illness, and the effects of such events on economic conditions and consumer spending patterns, could disrupt our operations or supply chain and negatively impact our results of operations. These events may result in lost restaurant sales, as well as property damage, lost products, interruptions in supply, and increased costs, temporary and prolonged restaurant closures may occur and consumer traffic may decline due to the actual or perceived effects from these events. For example, the COVID-19 pandemic, severe winter weather conditions and hurricanes have impacted our traffic, and that of our franchises, and results of operations in recent years. Although

BLOOMIN’ BRANDS, INC.
we cannot predict when or where we will be negatively impacted by widespread illnesses or pandemics, adverse weather events, to the extent that climate change or other factors result in more frequent, widespread or severe events, it could adversely impact our results. U.S. and foreign governmental officials also have placed an increasing focus on environmental matters, including climate change, reduction of greenhouse gases and water consumption. This increased focus could lead to legislative, regulatory or other efforts to combat these environmental concerns. These efforts could result in further increases in taxes, cost of supplies, transportation and utilities, which could increase our operating costs and those of our franchisees and require future investments in facilities and equipment. There may also be increased pressure for us to make commitments, set targets or establish goals to take actions to meet them, which could expose us and our franchisees to market, operational, execution and reputational costs or risks.

Many of our corporate systems and processes and corporate support for our restaurant operations are centralized at one location in Tampa, Florida. We have disaster recovery procedures and business continuity plans in place to address crisis-level events, including hurricanes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information, and the ability to manage our business remotely. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operations and exposure to administrative and other legal claims. In addition, these threats are constantly evolving, which increases the difficulty of accurately and timely predicting, planning for and protecting against the threat. As a result, our disaster recovery procedures and business continuity plans may not adequately address all threats we face or protect us from loss.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses or other diseases, including the COVID-19 pandemic. If a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected. In the event a health pandemic occurs, customers might avoid public places, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. Jurisdictions in which we have restaurants may impose mandatory closures or impose restrictions on operations. If a virus is transmitted by human contact or respiratory transmission, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which would adversely affect our restaurant guest traffic or our ability to perform functions at the corporate level. A regional or global health pandemic might also adversely affect our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our stores.

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

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters typically involve claims by consumers and others regarding issues such as food borne illness, food safety, premises liability, personal injury, discrimination, “dram shop” statute liability, promotional advertising and other operational issues common to the food service industry, as well as environmental, data privacy, contract disputes and intellectual property infringement matters. We are also subject to employee claims against us based on, among other things, discrimination, harassment, wrongful termination, disability, or violation of wage and labor laws. We are also subject to the risk of being named a joint employer of workers of our franchisees for alleged violations of labor and wage laws. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. The ongoing expense of or diversion of management attention due to any resulting lawsuits, any substantial settlement payment or damage award against us and any damage to our reputation could adversely affect our business and results of operations. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.

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

Our ability to make scheduled payments on our debt obligations and to satisfy our operating lease obligations depends upon our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. We cannot be certain that we will maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, or to pay our operating lease obligations. For example, if inflation persists, or our financial position deteriorates, our revenues and liquidity position may decline. If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations or take other actions to meet our debt service and other obligations. Our debt agreements restrict our ability to dispose of assets and how we may use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due. The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our debt agreements would constitute an event of default under those agreements and the lenders could elect to declare all amounts outstanding under them to be immediately due and payable and terminate all commitments to extend further credit.

BLOOMIN’ BRANDS, INC.
Our leverage could adversely affect our ability to raise additional capital to fund our operations or limit our ability to react to changes in the economy or our industry.

As of December 31, 2023, our total net indebtedness was $780.7 million and we had $599.2 million in available unused borrowing capacity under our revolving credit facility, net of undrawn letters of credit of $19.8 million.

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

Certain of our debt agreements limit our and our subsidiaries’ abilities to, among other things, incur or guarantee additional indebtedness, pay dividends above certain thresholds, redeem or repurchase our capital stock, make certain acquisitions or investments, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, merge or consolidate with or into, another company. Our debt agreements require us to satisfy certain financial tests and ratios. Our ability to satisfy such tests and ratios may be affected by events outside of our control.

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

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends above certain thresholds on our common stock. If we issue additional equity securities, existing stockholders may experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market

BLOOMIN’ BRANDS, INC.
conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.

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

Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. Although we have elected in our certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law, our certificate of incorporation contains provisions that have the same effect as Section 203.

General Risk Factors

An impairment in the carrying value of our goodwill or other intangible or long-lived assets could adversely affect our financial condition and results of operations.

Along with other intangible assets, we test goodwill for impairment annually and whenever events or changes in circumstances indicate that its carrying value may not be recoverable. We also evaluate long-lived assets on a quarterly basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We cannot accurately predict the amount and timing of any impairment of assets. A significant amount of judgment is involved in determining if an indication of impairment exists. Unforeseen events could make developing forecasts for, and the accounting of, valuation of goodwill and certain other assets slower and more difficult. Should the value of goodwill or other intangible or long-lived assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

BLOOMIN’ BRANDS, INC.
Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could adversely affect our business and financial results.

Effective internal control over financial reporting is necessary for us to provide accurate financial information. If we are unable to adequately maintain effective internal control over financial reporting, we may not be able to accurately report our financial results. Furthermore, we cannot be certain that our internal control over financial reporting and disclosure controls and procedures will prevent all possible errors and fraud, including through cyber-attacks. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake, which could have an adverse impact on our business. A significant financial reporting failure or a lack of sufficient internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock, increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Future changes to existing accounting rules, accounting standards, new pronouncements and varying interpretations of pronouncements, or the questioning of current accounting practices may adversely affect our reported financial results. Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, impairment of long-lived assets, leases and related economic transactions, derivatives, intangibles, self-insurance, income taxes, property and equipment, unclaimed property laws and litigation, and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability.

We carry insurance programs with specific retention levels or high per-claim deductibles for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, liquor liability, employment practices liability, property, health benefits, cybersecurity and other insurable risks. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Additionally, if our insurance costs increase, there can be no assurance that we will be able to successfully offset the effect of such increases and our results of operations may be adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We maintain a risk-based, defense-in-depth approach to cybersecurity and data protection. We assess industry best practices and standards and endeavor to leverage them in our efforts to manage cybersecurity risk. We dedicate resources and apply security controls where we believe they would be most effective to predict, prevent, detect and respond to potential security threats to our highest value information assets, which we consider to be point-of-sale systems, financial systems and confidential, personal and private customer and employee information. We use multiple safeguards to protect our internal networks and systems, including, among others, firewalls, email protection and web filtering, endpoint detection and response software, controlled access to our data and systems,

BLOOMIN’ BRANDS, INC.
segmenting our card data environment, vulnerability management and patching, and performing regular penetration testing. A risk assessment, based on the National Institute of Standards and Technology Framework, is conducted and maintained throughout the system development lifecycle and is reviewed at least annually.

We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities, and we investigate security incidents that have impacted our third-party providers, as appropriate.

As part of our information security training program, employees and contractors participate in various cybersecurity awareness activities, including formal training exercises and simulated phishing events. We also contract with third-party cybersecurity firms to conduct simulated cyberattacks and perform regular penetration testing to assess the effectiveness of our security measures. We have also engaged with external subject matter experts to assess access management, information technology asset management and our cybersecurity policies.

We have company-wide business continuity and disaster recovery plans used to prepare for multiple events, including a potential disruption in the technology on which we rely. We maintain incident response plans and playbooks to prepare for various contingencies and types of incidents. The cybersecurity incident response plan (“IRP”) includes immediate actions to mitigate and contain the short-term impact of an incident, and long-term strategies for remediation and prevention of future incidents. The IRP also includes policies that dictate escalation procedures and remediation plans based on the severity level of an incident. As part of our IRP, we consider engaging third-party cybersecurity firms to assist in the event of a significant incident. We also conduct tabletop exercises to enhance incident response preparedness.

We, like others in our industry, experience cybersecurity incidents and attempts to access our systems. In the event we experience an incident, we classify it based on its significance and track remediation actions and outcomes. Although we do not believe we have been materially affected by cybersecurity incidents or threats in the past, we cannot provide any assurance that we will not experience a material incident in the future. As described above, we utilize a risk-based approach to manage cybersecurity risk and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. See Item 1A. Risk Factors for additional discussion of our cybersecurity risks.

Governance

Our Board of Directors (our “Board”) has charged the Audit Committee with oversight of the Company’s identification, assessment and management of cybersecurity and data privacy risks. As part of its oversight of our enterprise risk management program, the Audit Committee periodically reviews and prioritizes key risks facing our Company, including cybersecurity risk. The Audit Committee receives quarterly updates from our head of information security and our Chief Technology Officer (“CTO”) regarding our cybersecurity program and actions taken to manage cybersecurity risk, which include risk identification and management strategies, consumer data protection, security programs, ongoing risk mitigation activities and results of third-party assessments and testing.

We maintain a dedicated cybersecurity department, which consists exclusively of Company employees, within our broader information technology department. Functions within this department range from new information technology solution design and implementation, vulnerability management, phishing awareness, threat detection, Payment Card Industry compliance and incident response. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the head of information security, who has over 25 years of experience in the field of cybersecurity, including prior service in the military in cybersecurity roles, and relevant industry certifications commensurate with his role. Our head of information security reports directly to the CTO who has over 20 years of restaurant technology experience.

BLOOMIN’ BRANDS, INC.
Our CTO receives status reports from our cybersecurity department regularly and reports to our Chief Executive Officer, who receives updates on incidents, trends, projects and other relevant information regularly. In addition, as part of our incident response planning, we maintain cross-functional response teams to be prepared to respond to an incident.

Item 2.    Properties

We had 1,480 system-wide restaurants located across 47 states, Guam and 13 countries as of December 31, 2023. The following is a summary of our restaurant locations by country and territory as of December 31, 2023:

COMPANY-OWNED		FRANCHISED
United States (1)	998	United States			152

International:		International:
Brazil (2)	172	Argentina	3	Japan	9
China (Mainland)	1	Australia	8	Mexico	4
Hong Kong	18	Canada	3	Qatar	6
Total international Company-owned	191	Costa Rica	2	Saudi Arabia	10
		Dominican Republic	1	South Korea (1)	92
		Guam	1
		Total international franchised			139
Total Company-owned	1,189	Total franchised			291
____________________
(1)Restaurant property counts exclude one and four off-premises only kitchens from Company-owned United States and franchised South Korea totals, respectively.
(2)The count for Brazil is reported as of November 30, 2023 to correspond with the balance sheet date of this subsidiary.

We lease substantially all of our restaurant properties from third parties. As of December 31, 2023, our Company-owned restaurants were located on the following sites by segment:

	U.S.	INTERNATIONAL	TOTAL	PERCENTAGE OF TOTAL
Company-owned sites	25	—	25	2%
Leased sites:
Land, ground and building leases	692	1	693	58%
Space and in-line leases	281	190	471	40%
Total Company-owned restaurant sites	998	191	1,189	100%

We also lease corporate offices in Tampa, Florida and São Paulo, Brazil.

Item 3.    Legal Proceedings

For a description of our legal proceedings, see Note 21 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

BLOOMIN’ BRANDS, INC.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information - Our common stock is listed on the Nasdaq Global Select Market under the symbol “BLMN”.

Dividends - In February 2022, our Board reinstated quarterly dividends after a temporary suspension during the COVID-19 pandemic. Future dividend payments will depend on continued compliance with our financial covenants, as well as our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant.

Holders - As of February 23, 2024, there were 113 holders of record of our common stock. The number of registered holders does not include holders who are beneficial owners whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans - The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2023:

(shares in thousands)	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (1)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (2)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (3)
Equity compensation plans approved by security holders	3,174	$21.04	6,925
____________________
(1)Includes 1,449 shares issuable in respect to restricted stock units and performance-based share units (assuming target achievement of applicable performance metrics).
(2)Amounts in this column relate only to options exercisable for common shares.
(3)The shares remaining available for issuance may be issued in the form of stock options, restricted stock units or other stock awards under the 2020 Omnibus Incentive Compensation Plan. See Note 6 - Stock-based and Deferred Compensation Plans of the Notes to Consolidated Financial Statements for details regarding the plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers - The following table provides information regarding our purchases of common stock during the fourteen weeks ended December 31, 2023:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
September 25, 2023 through October 22, 2023	269,131	$23.78	269,131	$81,461,316
October 23, 2023 through November 19, 2023	137,044	$23.35	137,044	$78,261,379
November 20, 2023 through December 31, 2023	329,103	$25.10	329,103	$70,000,707
Total	735,278		735,278
____________________
(1)On February 7, 2023, our Board approved a share repurchase authorization of up to $125.0 million of our outstanding common stock as announced in our press release issued February 16, 2023 (the “2023 Share Repurchase Program”). Subsequent to December 31, 2023, we repurchased $12.5 million of our common stock authorized under the 2023 Share Repurchase Program under a Rule 10b5-1 plan. In February 2024, our Board canceled the remaining $57.5 million of authorization under the 2023 Share Repurchase Program and approved a new $350.0 million authorization (the “2024 Share Repurchase Program”), as announced in our press release issued on February 23, 2024. The 2024 Share Repurchase Program will expire on August 13, 2025.

BLOOMIN’ BRANDS, INC.
Stock Performance Graph - The following graph depicts total return to stockholders from December 28, 2018 through December 31, 2023, relative to the performance of the Standard & Poor’s 500 index and the Standard & Poor’s 500 Consumer Discretionary index, a peer group. The graph assumes an investment of $100 in our common stock and in each index on December 28, 2018 (the last business day of the fiscal year of investment), and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	DECEMBER 28, 2018	DECEMBER 29, 2019	DECEMBER 27, 2020	DECEMBER 26, 2021	DECEMBER 25, 2022	DECEMBER 31, 2023
Bloomin’ Brands, Inc. (BLMN)	$100.00	$125.64	$111.01	$122.72	$125.90	$175.91
Standard & Poor’s 500	$100.00	$132.96	$154.75	$200.27	$165.59	$208.83
Standard & Poor’s 500 Consumer Discretionary	$100.00	$130.08	$169.06	$213.64	$135.43	$192.23

Item 6. [Reserved]

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes. For discussion of our consolidated and segment-level results of operations, non-GAAP measures, and liquidity and capital resources for fiscal year 2021, see our Annual Report on Form 10-K for the year ended December 25, 2022, filed with the SEC on February 22, 2023.

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 31, 2023, we owned and operated 1,189 restaurants and franchised 291 restaurants across 47 states, Guam and 13 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Overview - Our financial overview for 2023 includes the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 1.4% and 1.1%, respectively;
•Increase in Total revenues of 5.8% as compared to 2022;
•Operating income and restaurant-level operating margins of 7.0% and 16.2%, respectively, as compared to 7.5% and 15.6%, respectively for 2022;
•Operating income of $325.1 million as compared to $330.4 million in 2022; and
•Diluted earnings per share of $2.56 as compared to $1.03 in 2022.

Business Strategies - In 2024, our key business strategies include:

•Enhance the Customer Experience to Drive Sustainable Healthy Sales Growth. We plan to continue to make investments to enhance our core guest experience, upgrade kitchen equipment and technology, increase off-premises dining occasions, remodel and relocate restaurants, invest in digital marketing and data personalization and utilize the Dine Rewards loyalty program and multimedia marketing campaigns to drive sales.

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

•Accelerate Growth Opportunities. We believe a substantial development opportunity remains for our concepts in the U.S. and internationally through existing geography fill-in and market expansion. We will continue to pursue U.S. fill-in opportunities for Outback Steakhouse, Fleming’s Prime Steakhouse & Wine Bar and Carrabba’s Italian Grill across key southern states such as North Carolina, Florida and Texas as well as California. We will also focus on strategic expansion in Brazil and pursue global franchise opportunities.

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

Should the macroeconomic and other conditions persist, we will continue to face increased pressure with respect to our pricing, traffic levels and commodity costs. We believe that in this environment, we need to maintain our focus on value and innovation as well as refreshing our restaurant base through remodels and new restaurant development to continue to drive sales.

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

Restaurant-level operating margin is a non-GAAP financial measure widely regarded in the industry as a useful metric to evaluate restaurant-level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Food and beverage costs, Labor and other related expense and Other restaurant operating expense (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statements of Operations and Comprehensive Income. The following categories of revenue and operating expenses are not included in restaurant-level operating income and the corresponding margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

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

Selected Operating Data - The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	DECEMBER 31, 2023	DECEMBER 25, 2022
U.S.
Outback Steakhouse
Company-owned	562	566
Franchised	126	127
Total	688	693
Carrabba’s Italian Grill
Company-owned	198	199
Franchised	19	19
Total	217	218
Bonefish Grill
Company-owned	170	173
Franchised	6	7
Total	176	180
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	65
Aussie Grill
Company-owned	4	7
Franchised	1	—
Total	5	7
U.S. total (1)	1,150	1,163
International
Company-owned
Outback Steakhouse - Brazil (2)	155	139
Other (2)(3)	36	36
Franchised
Outback Steakhouse - South Korea (1)	92	86
Other (3)	47	47
International total	330	308
System-wide total	1,480	1,471
System-wide total - Company-owned	1,189	1,185
System-wide total - Franchised	291	286
____________________
(1)Excludes five and 36 off-premises only kitchens as of December 31, 2023 and December 25, 2022, respectively. One location was Company-owned in the U.S and all others were franchised in South Korea as of December 31, 2023 and December 25, 2022.
(2)The restaurant counts for Brazil, including Abbraccio and Aussie Grill restaurants within International Company-owned Other, are reported as of November 30, 2023 and 2022, respectively, to correspond with the balance sheet dates of this subsidiary.
(3)International Company-owned Other included two and four Aussie Grill locations as of December 31, 2023 and December 25, 2022, respectively. International Franchised Other included four Aussie Grill locations as of December 31, 2023 and December 25, 2022.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

REVENUES

Restaurant Sales - Following is a summary of the change in Restaurant sales for the period indicated:

FISCAL YEAR
(dollars in millions)	2023
For fiscal year 2022	$4,352.7
Change from:
Comparable restaurant sales	81.8
Restaurant openings	64.9
Effect of foreign currency translation	34.3
Brazil value added tax exemptions (1)	22.5
Restaurant closures	(31.5)
For fiscal year 2023 (comparable 52-week presentation) (2)	4,524.7
53rd week restaurant sales (3)	82.7
For fiscal year 2023 (as reported)	$4,607.4
____________________
(1)Fiscal years 2023 and 2022, include $30.2 million and $7.7 million, respectively, of value added tax exemptions resulting from the Brazil tax legislation. Beginning in the fourth quarter of 2023, we are once again subject to the value added taxes for which we were previously exempt. See Note 20 - Income Taxes of the Notes to Consolidated Financial Statements for details regarding value added tax exemptions in connection with Brazil tax legislation.
(2)Includes $101.9 million of restaurant sales generated by restaurants closed, primarily in February 2024, in connection with the 2023 Closure Initiative, as defined below. See Note 4 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for additional details regarding the 2023 Closure Initiative.
(3)Includes restaurant sales from December 25, 2023 through December 31, 2023, which represents the 53rd week of fiscal year 2023.

The increase in Restaurant sales in 2023 as compared to 2022 was primarily due to: (i) restaurant sales during the 53rd week of 2023, (ii) higher comparable restaurant sales, (iii) the opening of 66 new restaurants not included in our comparable restaurant sales base, (iv) the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar and (v) value added tax exemptions in Brazil. The increase in Restaurant sales was partially offset by the closure of 35 restaurants since December 26, 2021.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Average Restaurant Unit Volumes and Operating Weeks

Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$4,094	$3,949
Carrabba’s Italian Grill	$3,631	$3,406
Bonefish Grill	$3,339	$3,213
Fleming’s Prime Steakhouse & Wine Bar	$5,935	$5,845
International
Outback Steakhouse - Brazil (1)	$3,213	$3,067

Operating weeks:
U.S.
Outback Steakhouse	29,771	29,308
Carrabba’s Italian Grill	10,537	10,328
Bonefish Grill	9,056	9,056
Fleming’s Prime Steakhouse & Wine Bar	3,418	3,331
International
Outback Steakhouse - Brazil	7,670	6,775
____________________
(1)Translated at average exchange rates of 5.02 and 5.19 for 2023 and 2022, respectively. Excludes the benefit of the Brazil value added tax exemptions discussed in Note 20 - Income Taxes of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person Increases (Decreases)

Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases) for the periods indicated:

	FISCAL YEAR
	2023 (1)	2022
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (2)
Outback Steakhouse	1.1%	2.8%
Carrabba’s Italian Grill	3.9%	3.4%
Bonefish Grill	0.8%	4.5%
Fleming’s Prime Steakhouse & Wine Bar	(0.7)%	12.0%
Combined U.S.	1.4%	4.0%
International
Outback Steakhouse - Brazil (3)	5.5%	38.3%

Traffic:
U.S.
Outback Steakhouse	(4.3)%	(6.3)%
Carrabba’s Italian Grill	0.3%	(4.3)%
Bonefish Grill	(3.3)%	(4.2)%
Fleming’s Prime Steakhouse & Wine Bar	(2.0)%	3.0%
Combined U.S.	(3.1)%	(5.3)%
International
Outback Steakhouse - Brazil (3)	(1.1)%	23.6%

Average check per person (4):
U.S.
Outback Steakhouse	5.4%	9.1%
Carrabba’s Italian Grill	3.6%	7.7%
Bonefish Grill	4.1%	8.7%
Fleming’s Prime Steakhouse & Wine Bar	1.3%	9.0%
Combined U.S.	4.5%	9.3%
International
Outback Steakhouse - Brazil (3)	6.5%	14.6%
____________________
(1)For 2023, comparable restaurant sales, traffic and average check per person compare the 53 weeks from December 26, 2022 through December 31, 2023 to the 53 weeks from December 27, 2021 through January 1, 2023.
(2)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(3)Excludes the effect of fluctuations in foreign currency rates and the benefit of the Brazil value added tax exemptions discussed in Note 20 - Income Taxes of the Notes to Consolidated Financial Statements. Includes trading day impact from calendar period reporting.
(4)Includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COSTS AND EXPENSES

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Restaurant sales or Total revenues for the periods indicated:

	FISCAL YEAR
	2023	2022
Revenues
Restaurant sales	98.6%	98.6%
Franchise and other revenues	1.4	1.4
Total revenues	100.0	100.0
Costs and expenses
Food and beverage (1)	30.6	31.8
Labor and other related (1)	28.8	28.2
Other restaurant operating (1)	24.4	24.5
Depreciation and amortization	4.1	3.8
General and administrative	5.6	5.3
Provision for impaired assets and restaurant closings	0.7	0.1
Total costs and expenses	93.0	92.5
Income from operations	7.0	7.5
Loss on extinguishment and modification of debt	—	(2.5)
Loss on fair value adjustment of derivatives, net	—	(0.4)
Interest expense, net	(1.2)	(1.2)
Income before provision for income taxes	5.8	3.4
Provision for income taxes	0.4	0.9
Net income	5.4	2.5
Less: net income attributable to noncontrolling interests	0.1	0.2
Net income attributable to Bloomin’ Brands	5.3%	2.3%
____________________
(1)As a percentage of Restaurant sales.

Fiscal year 2023 as compared to fiscal year 2022

Food and beverage cost decreased as a percentage of Restaurant sales due to 2.0% from increases in average check per person, primarily driven by an increase in menu pricing, and 0.6% from certain cost saving and productivity initiatives, partially offset by an increase of 1.3% from commodity inflation. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for discussion of our commodity inflation expectations for 2024.

Labor and other related expense increased as a percentage of Restaurant sales primarily due to 1.6% from higher hourly and field management labor costs, primarily due to wage rate inflation, partially offset by decreases of 0.9% from an increase in average check per person and 0.2% from certain cost saving and productivity initiatives.

Other restaurant operating expense decreased as a percentage of Restaurant sales primarily due to: (i) 0.7% from an increase in average check per person, (ii) 0.3% from certain cost saving and productivity initiatives and (iii) 0.2% from the favorable settlement of certain collective action wage and hour lawsuits. These decreases were partially offset by increases of 0.9% from higher operating expenses, including utilities, primarily due to inflation, and 0.4% from higher advertising expense.

Depreciation and amortization expense increased primarily due to technology projects and restaurant development.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative expense increased primarily due to: (i) legal and professional fees, (ii) compensation and related expenses, (iii) travel expenses and (iv) incentive compensation, partially offset by a decrease in employee stock-based compensation.

Provision for impaired assets and restaurant closings increased primarily due to asset impairment and closure charges during the fourteen weeks ended December 31, 2023 of $33.3 million and $0.9 million within the U.S. and international segments, respectively, in connection with the closure of three U.S. and two international Aussie Grill restaurants and the decision to close 36 predominantly older, underperforming U.S. restaurants (the “2023 Closure Initiative”). See Note 4 - Impairments and Exit Costs for additional details regarding the 2023 Closure Initiative. We expect to incur an additional $8 million to $11 million of severance and closure costs in connection with the 2023 Closure Initiative during the thirteen weeks ended March 31, 2024.

Income from operations during 2023 includes a net operating margin increase of approximately 0.2% attributable to Brazil value added tax exemptions (PIS and COFINS) provided by Brazil tax legislation. See Note 20 - Income Taxes of the Notes to Consolidated Financial Statements for further discussion regarding Brazil tax legislation.

Loss on extinguishment and modification of debt and Loss on fair value adjustment of derivatives, net during 2022 were in connection with the repurchase of $125.0 million of the outstanding convertible senior notes due in 2025 (the “2025 Notes”) (the “2025 Notes Partial Repurchase”), which is described in further detail within Note 13 - Convertible Senior Notes of the Notes to Consolidated Financial Statements.

Interest expense, net was flat primarily due to: (i) the lapping of terminated interest rate swap amortization during 2022, (ii) the 2025 Notes Partial Repurchase in May 2022 and (iii) the repayment of Term Loan A in April 2022. These decreases were offset by an increase in interest expense from higher balances and interest rates on our revolving credit facility.

Provision for income taxes includes a decrease in the effective income tax rate primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during 2022 and the 2023 benefits of Brazil tax legislation, which includes a temporary reduction in the Brazilian income tax rate from 34% to 0%.

We have a blended federal and state statutory rate of approximately 26%. The effective income tax rate in 2023 was lower than the blended federal and state statutory rate primarily due to the benefit of FICA tax credits on certain tipped wages and benefits of Brazil tax legislation, which includes a temporary reduction in the Brazilian income tax rate from 34% to 0%. The effective income tax rate in 2022 was higher than the blended federal and state statutory rate primarily due to the non-deductible losses associated with the 2025 Notes Partial Repurchase recorded during 2022, partially offset by the benefit of FICA tax credits on certain tipped wages.

In the U.S., a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce Income before provision for income taxes.

See Note 20 - Income Taxes of the Notes to Consolidated Financial Statements for further discussion regarding Brazil tax legislation.

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

Refer to Note 22 - Segment Reporting of the Notes to Consolidated Financial Statements for reconciliations of segment income from operations to the consolidated operating results.

Summary financial data - Following is a summary of financial data by segment for the periods indicated:

	U.S.		INTERNATIONAL
	FISCAL YEAR		FISCAL YEAR
(dollars in thousands)	2023	2022	2023	2022
Revenues
Restaurant sales	$4,005,053	$3,863,016	$602,355	$489,679
Franchise and other revenues	48,546	48,854	15,516	14,959
Total revenues	$4,053,599	$3,911,870	$617,871	$504,638
Income from operations	$377,534	$407,860	$83,948	$57,333
Operating income margin	9.3%	10.4%	13.6%	11.4%
Restaurant-level operating income	$618,434	$595,997	$123,583	$90,663
Restaurant-level operating margin	15.4%	15.4%	20.5%	18.5%

Restaurant sales - Following is a summary of the change in segment Restaurant sales for the period indicated:

U.S.		INTERNATIONAL
	FISCAL YEAR		FISCAL YEAR
(dollars in millions)	2023	(dollars in millions)	2023
For fiscal year 2022	$3,863.0	For fiscal year 2022	$489.7
Change from:		Change from:
Comparable restaurant sales	63.1	Restaurant openings (1)	37.7
Restaurant openings (1)	27.2	Effect of foreign currency translation	34.3
Restaurant closures (2)	(31.0)	Brazil value added tax exemptions (3)	22.5
For fiscal year 2023 (comparable 52-week presentation) (4)	3,922.3	Comparable restaurant sales	18.7
53rd week restaurant sales (5)	82.7	Restaurant closures (2)	(0.5)
For fiscal year 2023 (as reported)	$4,005.0	For fiscal year 2023	$602.4
____________________
(1)Includes restaurant sales from 19 and 47 new U.S. and international restaurants, respectively, not included in our comparable restaurant sales base.
(2)Includes the restaurant sales impact from the closure of 32 and three U.S. and international restaurants, respectively, since December 26, 2021.
(3)Fiscal years 2023 and 2022 include $30.2 million and $7.7 million, respectively, of value added tax exemptions resulting from the Brazil tax legislation. Beginning in the fourth quarter of 2023, we are once again subject to the value added taxes for which we were previously exempt under the Brazil tax legislation. See Note 20 - Income Taxes of the Notes to Consolidated Financial Statements for details regarding value added tax exemptions in connection with the Brazil tax legislation.
(4)Includes $99.2 million of restaurant sales generated by restaurants closed, primarily in February 2024, in connection with the 2023 Closure Initiative. See Note 4 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for additional details regarding the 2023 Closure Initiative.
(5)Includes restaurant sales from December 25, 2023 through December 31, 2023, which represents the 53rd week of fiscal year 2023.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income from operations

U.S. - The decrease in U.S. Income from operations generated during 2023 as compared to 2022 was primarily due to: (i) higher labor costs, primarily due to wage rate inflation, (ii) commodity inflation, (iii) higher operating expenses, including utilities, primarily due to inflation, (iv) higher impairment charges and restaurant closure costs and (v) higher depreciation and advertising expense. These decreases were partially offset by an increase in average check per person and certain cost saving and productivity initiatives.

International - The increase in international Income from operations generated during 2023 as compared to 2022 was primarily due to value added tax exemptions in Brazil and an increase in restaurant sales, primarily driven by an increase in average check per person and the recovery of in-restaurant dining. These increases were partially offset by decreases primarily due to higher operating and labor costs, primarily due to inflation, and higher advertising expense.

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles (“U.S. GAAP”), we provide certain non-GAAP measures, which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include the following: (i) Restaurant-level operating income, adjusted restaurant-level operating income and their corresponding margins, (ii) Adjusted income from operations and the corresponding margin, (iii) Adjusted net income, (iv) Adjusted diluted earnings per share and (v) system-wide sales.

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

These non-GAAP financial measures are not intended to replace U.S. GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. We maintain internal guidelines with respect to the types of adjustments we include in our non-GAAP measures. These guidelines endeavor to differentiate between types of gains and expenses that are reflective of our core operations in a period, and those that may vary from period to period without correlation to our core performance in that period. However, implementation of these guidelines involves the application of judgment, and the treatment of any items not directly addressed by, or changes to, our guidelines will be considered by our disclosure committee. Refer to the reconciliations of non-GAAP measures for descriptions of the actual adjustments made in the current period and the corresponding prior period.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations - Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Food and beverage cost, Labor and other related expense and Other restaurant operating expense. Adjusted restaurant-level operating margin is Restaurant-level operating margin adjusted for certain items. The following table reconciles consolidated Income from operations and the corresponding margin to restaurant-level operating income and adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	FISCAL YEAR
(dollars in thousands)	2023	2022
Income from operations	$325,144	$330,421
Operating income margin	7.0%	7.5%
Less:
Franchise and other revenues	64,062	63,813
Plus:
Depreciation and amortization	191,171	169,617
General and administrative	260,470	234,752
Provision for impaired assets and restaurant closings	33,574	5,964
Restaurant-level operating income	$746,297	$676,941
Restaurant-level operating margin	16.2%	15.6%
Adjustments:
Legal and other matters (1)	(3,650)	5,900
Asset impairments and closing costs (2)	(2,450)	—
Partner compensation (3)	1,894	—
Total restaurant-level operating income adjustments	(4,206)	5,900
Adjusted restaurant-level operating income	$742,091	$682,841
Adjusted restaurant-level operating margin	16.1%	15.7%
_________________
(1)Reflects changes in legal reserves in connection with certain collective action wage and hour lawsuits.
(2)Lease remeasurement gains in connection with the 2023 Closure Initiative. See Note 4 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for additional details regarding the 2023 Closure Initiative.
(3)Costs incurred in connection with the transition to a new partner compensation program.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment Restaurant-level and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations - The following tables reconcile segment Income from operations and the corresponding margin to segment restaurant-level operating income and adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

U.S.	FISCAL YEAR
(dollars in thousands)	2023	2022
Income from operations	$377,534	$407,860
Operating income margin	9.3%	10.4%
Less:
Franchise and other revenues	48,546	48,854
Plus:
Depreciation and amortization	157,878	139,170
General and administrative	98,899	93,401
Provision for impaired assets and restaurant closings	32,669	4,420
Restaurant-level operating income	$618,434	$595,997
Restaurant-level operating margin	15.4%	15.4%
Adjustments:
Asset impairments and closing costs (1)	(2,450)	—
Partner compensation (2)	1,894	—
Total restaurant-level operating income adjustments	(556)	—
Adjusted restaurant-level operating income	$617,878	$595,997
Adjusted restaurant-level operating margin	15.4%	15.4%
_________________
(1)Lease remeasurement gains in connection with the 2023 Closure Initiative.
(2)Costs incurred in connection with the transition to a new partner compensation program.

International	FISCAL YEAR
(dollars in thousands)	2023	2022
Income from operations	$83,948	$57,333
Operating income margin	13.6%	11.4%
Less:
Franchise and other revenues	15,516	14,959
Plus:
Depreciation and amortization	25,430	23,397
General and administrative	28,816	23,355
Provision for impaired assets and restaurant closings	905	1,537
Restaurant-level operating income	$123,583	$90,663
Restaurant-level operating margin	20.5%	18.5%

Total restaurant-level operating income adjustments	—	—
Adjusted restaurant-level operating income	$123,583	$90,663
Adjusted restaurant-level operating margin	20.5%	18.5%

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted Restaurant-level Operating Margin Non-GAAP Reconciliations (continued) - The following table presents the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	FISCAL YEAR
	2023		2022
	REPORTED	ADJUSTED (1)	REPORTED	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage	30.6%	30.6%	31.8%	31.8%
Labor and other related	28.8%	28.7%	28.2%	28.2%
Other restaurant operating	24.4%	24.6%	24.5%	24.3%

Restaurant-level operating margin	16.2%	16.1%	15.6%	15.7%
_________________
(1)See the Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations table above for details regarding restaurant-level operating margin adjustments. For 2023, restaurant-level operating margin adjustments of $1.9 million and ($6.1) million were recorded within Labor and other related expense and Other restaurant operating expense, respectively. For 2022, all restaurant-level operating margin adjustments were recorded within Other restaurant operating expense.

Adjusted Income from Operations Non-GAAP Reconciliations - The following table reconciles Income from operations and the corresponding margin to adjusted income from operations and the corresponding margin for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022
Income from operations	$325,144	$330,421
Operating income margin	7.0%	7.5%
Adjustments:
Total restaurant-level operating income adjustments (1)	(4,206)	5,900
Asset impairments and closing costs (2)	28,236	—
Other (3)	7,546	—
Total income from operations adjustments	31,576	5,900
Adjusted income from operations	$356,720	$336,321
Adjusted operating income margin	7.6%	7.6%
_________________
(1)See the Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations table above for details regarding restaurant-level operating income adjustments.
(2)Includes asset impairment, closure costs and severance in connection with the 2023 Closure Initiative. Also includes a lease termination gain, net of related asset impairment charges, of $6.7 million related to the closure of one restaurant.
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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted Net Income and Adjusted Diluted Earnings Per Share Non-GAAP Reconciliations - The following table reconciles Net income attributable to Bloomin’ Brands to adjusted net income and adjusted diluted earnings per share for the periods indicated:

	FISCAL YEAR
(in thousands, except per share data)	2023	2022
Net income attributable to Bloomin’ Brands	$247,386	$101,907
Adjustments:
Income from operations adjustments (1)	31,576	5,900
Loss on extinguishment and modification of debt (2)	—	107,630
Loss on fair value adjustment of derivatives, net (2)	—	17,685
Total adjustments, before income taxes	31,576	131,215
Adjustment to provision for income taxes (3)	(10,801)	(263)
Net adjustments	20,775	130,952
Adjusted net income	$268,161	$232,859

Diluted earnings per share	$2.56	$1.03
Adjusted diluted earnings per share (4)	$2.93	$2.52

Diluted weighted average common shares outstanding	96,453	98,512
Adjusted diluted weighted average common shares outstanding (4)	91,386	92,423
_________________
(1)See the Adjusted Income from Operations Non-GAAP Reconciliations table above for details regarding Income from operations adjustments.
(2)Includes losses primarily in connection with the 2025 Notes Partial Repurchase, including settlements of the related convertible senior note hedges and warrants. See Note 13 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for additional details.
(3)Includes the tax effects of non-GAAP adjustments determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates for all periods presented. For 2023, also includes a $2.9 million adjustment related to a Brazil federal income tax exemption on certain state value added tax benefits. For 2022, the primary difference between GAAP and adjusted effective income tax rates relates to certain non-deductible losses and other tax costs associated with the 2025 Notes Partial Repurchase.
(4)Adjusted diluted weighted average common shares outstanding was calculated excluding the dilutive effect of 5,067 and 6,089 shares for 2023 and 2022, respectively, to be issued upon conversion of the 2025 Notes to satisfy the amount in excess of the principal since our convertible note hedge offsets the dilutive impact of the shares underlying the 2025 Notes.

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

	FISCAL YEAR
(dollars in millions)	2023	2022
U.S.
Outback Steakhouse	$514	$494
Carrabba’s Italian Grill	48	49
Bonefish Grill	10	11
U.S. total	572	554
International
Outback Steakhouse - South Korea	354	296
Other (1)	104	114
International total	458	410
Total franchise sales	$1,030	$964
____________________
(1)Includes franchise sales for off-premises only kitchens in South Korea.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2023, we had $111.5 million in cash and cash equivalents, of which $36.3 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of December 31, 2023, we had aggregate undistributed foreign earnings of approximately $42.6 million that may be repatriated to the U.S. without additional material U.S. federal income tax. These amounts are not considered indefinitely reinvested in our foreign subsidiaries.

Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the periods indicated:

	SENIOR SECURED CREDIT FACILITY				TOTAL CREDIT FACILITIES
	TERM LOAN A	REVOLVING FACILITY	2025 NOTES	2029 NOTES
(dollars in thousands)
Balance as of December 26, 2021	$195,000	$80,000	$230,000	$300,000	$805,000
2022 new debt	—	1,239,500	—	—	1,239,500
2022 payments	(195,000)	(889,500)	(125,000)	—	(1,209,500)
Balance as of December 25, 2022	—	430,000	105,000	300,000	835,000
2023 new debt	—	1,079,000	—	—	1,079,000
2023 payments	—	(1,128,000)	(214)	—	(1,128,214)
Balance as of December 31, 2023	$—	$381,000	$104,786	$300,000	$785,786

Interest rates, as of December 31, 2023 (1)		6.96%	5.00%	5.13%
Principal maturity date		April 2026	May 2025	April 2029
____________________
(1)Interest rate for revolving credit facility represents the weighted average interest rate as of December 31, 2023.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

As of December 31, 2023, we had $599.2 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $19.8 million.

Credit Agreement - On April 26, 2022, we and OSI entered into the First Amendment to the Second Amended and Restated Credit Agreement and Incremental Amendment (the “Amended Credit Agreement”), which included an increase of our existing revolving credit facility from $800.0 million to $1.0 billion and a transition from the one-month London Inter-Bank Offered Rate (“LIBOR”) rate to the Secured Overnight Financing Rate (“SOFR”) as the benchmark rate for purposes of calculating interest under the Senior Secured Credit Facility. At closing, an incremental $192.5 million was drawn on the revolving credit facility to fully repay the outstanding balance of Term loan A. Our total indebtedness remained unchanged as a result of the Amended Credit Agreement. The transition to SOFR did not materially impact the interest rate applied to our borrowings.

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

See Note 12 - Long-term Debt, Net of the notes to Consolidated Financial Statements for additional details regarding the Amended Credit Agreement.

As of December 31, 2023 and December 25, 2022, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

2025 Notes Partial Repurchase - On May 25, 2022, we and certain holders (the “Noteholders”) entered into exchange agreements in which the Noteholders agreed to exchange $125.0 million in aggregate principal amount of the 2025 Notes for $196.9 million in cash, plus accrued interest, and approximately 2.3 million shares of our common stock. In connection with the 2025 Notes Partial Repurchase, we entered into partial unwind agreements with certain financial institutions relating to a portion of the convertible note hedge transactions (the “Note Hedge Early Termination Agreements”) and a portion of the Warrant Transactions (the “Warrant Early Termination Agreements”) that were previously entered into by the Company in connection with the issuance of the 2025 Notes. Upon settlement, we received $131.9 million for the Note Hedge Early Termination Agreements and paid $114.8 million for the Warrant Early Termination Agreements.

See Note 13 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for additional details regarding the 2025 Notes Partial Repurchase and related Note Hedge Early Termination Agreements and Warrant Early Termination Agreements.

Use of Cash

Cash flows generated from operating activities and availability under our revolving credit facility are our principal sources of liquidity, which we use for operating expenses, development of new restaurants, relocating or remodeling older restaurants, investments in technology, dividend payments and share repurchases.

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

Capital Expenditures - We estimate that our capital expenditures will total approximately $270 million to $290 million in 2024. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including raw material constraints.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Brazil Judicial Deposit - During the first half of 2024, we anticipate making a judicial deposit of approximately $45.0 million to $50.0 million in connection with our appeal of an unfavorable court ruling related to our ongoing litigation regarding our eligibility for tax exemptions under the Brazil tax legislation. The judicial deposit includes the disputed amounts through December 31, 2023 and will be recorded in Other assets, net, on our Consolidated Balance Sheet. We believe that we will more likely than not prevail in this appeal and accordingly, have not recorded any expense or liability for the disputed amounts.

See Note 20 - Income Taxes of the Notes to Consolidated Financial Statements for further information regarding the Brazil tax legislation and related litigation.

Dividends and Share Repurchases - During 2023 and 2022, we declared and paid quarterly cash dividends of $0.24 and $0.14 per share, respectively.

In February 2024, our Board declared a quarterly cash dividend of $0.24 per share, payable on March 20, 2024. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

Following is a summary of our share repurchase programs active during the periods presented as of December 31, 2023 (dollars in thousands):

SHARE REPURCHASE PROGRAM	BOARD APPROVAL DATE	AUTHORIZED	REPURCHASED	CANCELLED OR EXPIRED	REMAINING
2022	February 8, 2022	$125,000	$125,000	$—	$—
2023 (1)	February 7, 2023	$125,000	54,999	$—	$70,001
Total share repurchase programs			$179,999
________________
(1)Subsequent to December 31, 2023, we repurchased $12.5 million of our common stock authorized under the 2023 Share Repurchase Program under a Rule 10b5-1 plan.

In February 2024, our Board canceled the remaining $57.5 million of authorization under the 2023 Share Repurchase Program and approved a new $350.0 million authorization. The 2024 Share Repurchase Program includes capacity above our normal share repurchases activity to provide flexibility in retiring our 2025 Notes at or prior to their May 2025 maturity. The 2024 Share Repurchase Program will expire on August 13, 2025.

The following table presents our dividends and share repurchases for the periods indicated:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES (1)	TOTAL
Fiscal year 2023	$83,742	$70,000	$153,742
Fiscal year 2022	49,736	109,999	159,735
Total	$133,478	$179,999	$313,477
________________
(1)Excludes $0.1 million of excise tax on share repurchases for fiscal year 2023.

Our ability to pay dividends and make share repurchases is dependent on our ability to obtain funds from our subsidiaries, continued compliance with the financial covenants in our debt agreements and the existence of surplus, as well as our earnings, financial condition, capital expenditure requirements and other factors that our Board deems relevant.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Material Cash Requirements - The following table presents current and long-term material cash requirements as of December 31, 2023:

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
(dollars in thousands)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Operating leases (1)	$1,343,420	$183,370	$341,252	$259,118	$559,680
Long-term debt:
Principal (2)	785,786	—	485,786	—	300,000
Interest (3)	151,624	47,735	68,655	30,750	4,484
Purchase obligations (4)	196,809	186,992	9,488	329	—
Other obligations (5)	57,111	9,595	7,091	3,611	36,814
Total	$2,534,750	$427,692	$912,272	$293,808	$900,978
____________________
(1)Amounts represent undiscounted future minimum rental commitments under non-cancelable operating leases. Excludes $945.4 million related to operating lease renewal options that are reasonably certain of exercise.
(2)Includes Senior Secured Credit Facility, 2029 Notes and 2025 Notes. Amounts are not reduced by unamortized debt issuance costs totaling $5.1 million.
(3)Projected future interest payments on long-term debt are based on interest rates in effect as of December 31, 2023.
(4)Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have purchase obligations with various vendors that consist primarily of inventory, fixtures and equipment and technology.
(5)Includes other long-term liabilities, primarily consisting of deferred compensation obligations, deposits, undiscounted finance leases and other accrued obligations. Unrecognized tax benefits are excluded from this table since it is not possible to estimate when these future payments may occur.

Summary of Cash Flows and Financial Condition

Cash Flows - The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022
Net cash provided by operating activities	$532,421	$390,922
Net cash used in investing activities	(317,106)	(201,138)
Net cash used in financing activities	(187,125)	(195,501)
Effect of exchange rate changes on cash and cash equivalents	1,448	1,395
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,638	$(4,322)

Operating activities - The increase in net cash provided by operating activities during 2023 as compared to 2022 was primarily due to: (i) higher operational receipts, net of payments, (ii) decreased employee compensation payments and (iii) lower tax payments. These increases were partially offset by higher rent and interest payments.

Investing activities - The increase in net cash used in investing activities during 2023 as compared to 2022 was primarily due to higher capital expenditures and a decrease in cash withdrawn from Company-owned life insurance policies.

Financing activities - The decrease in net cash used in financing activities during 2023 as compared to 2022 was primarily due to: (i) a decrease in repurchases of common stock, (ii) higher net proceeds from share-based compensation and (iii) partner equity plan payments during 2022. These decreases were partially offset by higher payments of cash dividends on our common stock and increased repayments on our debt.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Current assets	$343,314	$346,577
Current liabilities	1,002,335	978,867
Working capital (deficit)	$(659,021)	$(632,290)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $381.9 million and $394.2 million as of December 31, 2023 and December 25, 2022, respectively, and (ii) current operating lease liabilities of $175.4 million and $183.5 million as of December 31, 2023 and December 25, 2022, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

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

Based on a review of operating results for each of our restaurants, given the current operating environment, the amount of net book value associated with lower performing restaurants that would be deemed at risk for impairment is not material to our consolidated financial statements.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Goodwill and Indefinite-Lived Intangible Assets - Goodwill and indefinite-lived intangible assets are not subject to amortization and are tested for impairment annually in the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

We may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, macroeconomic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability and the overall financial performance of the reporting units. Any adverse change in these factors could have a significant impact on the recoverability of assets and could have a material impact on our consolidated financial statements.

If the qualitative assessment is not performed or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, a quantitative approach, using the fair value of the reporting unit, is calculated. Fair value of a reporting unit is the price a willing buyer would pay for the reporting unit and is estimated by utilizing a weighted average of the income approach, using a discounted cash flow model, and, when appropriate, the market approach including the guideline public company method and guideline transaction method. The key estimates and assumptions used in this assessment are future cash flow estimates, which are heavily influenced by revenue growth rates, operating margins and capital expenditures. These estimates are subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions and discount rates, changes in our operating performance and changes in our business strategies.

We estimate the fair value of trade names using the relief-from-royalty method, which requires assumptions related to projected sales for each reporting unit, assumed market royalty rates applicable to the trade names, and discount rates.

The carrying value of the reporting unit or trade name is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an impairment.

The carrying value of goodwill and trade names as of December 31, 2023 was $276.3 million and $414.7 million, respectively. We performed our annual impairment test in the second quarter of 2023 by utilizing the quantitative approach and determined that the excess of fair value over carrying value of our reporting units was substantial.

Sales declines at our restaurants, unplanned increases in commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges. It is possible that changes in circumstances or changes in our judgments, assumptions and estimates could result in impairment of a portion or all of our goodwill or other intangible assets.

Leases - We use judgment at lease inception to determine the reasonably certain lease term, which in turn, impacts the applicable incremental borrowing rate (“IBR”) used to calculate the initial lease liability for each portfolio of leases. Other assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data. We determined the present value of the lease liabilities by using a country specific IBR and applying a single rate to the respective portfolio of leases based on term, regardless of the underlying asset type.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

At the inception of each lease, we evaluate the property and the lease to determine whether the lease is an operating lease or a finance lease. This lease accounting evaluation may require significant judgment in determining the fair value and useful life of the leased property and the appropriate reasonably certain lease term. Determination of the reasonably certain lease term impacts the period in which buildings are depreciated. These judgments may produce materially different amounts of rent and depreciation expense in a given reporting period than would be reported if different assumed lease terms were used.

Insurance Reserves - We carry insurance programs with specific retention levels or high per-claim deductibles for a significant portion of expected losses under our workers’ compensation, general or liquor liability, health, property and management liability insurance programs. For some programs, we maintain stop-loss coverage to limit the exposure relating to certain risks.

We record a liability for all unresolved and incurred but not reported claims at the anticipated cost below our specified retention levels or per-claim deductible amounts. Our liability for insurance claims was $45.9 million and $49.1 million as of December 31, 2023 and December 25, 2022, respectively. In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, and the frequency and severity of claims. The establishment of the reserves utilizing such estimates and assumptions is in part based on the premise that historical claims experience is indicative of current or future expected activity, which could differ significantly. Reserves recorded for workers’ compensation and general or liquor liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 50 basis point change in the discount rate in our insurance claim liabilities as of December 31, 2023, would have affected net earnings by $0.5 million in 2023.

Income Taxes - Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years in which we expect those temporary differences to reverse. As of December 31, 2023, tax loss carryforwards and credit carryforwards that do not have a valuation allowance are expected to be recoverable within the applicable statutory expiration periods. We currently expect to utilize general business tax credit carryforwards within a 10-year period. However, our ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in assumptions regarding our level and composition of earnings, tax laws or the deferred tax valuation allowance and the results of tax audits and litigation, may materially impact the effective income tax rate.

While we consider all of our tax positions to be fully supportable, our income tax returns, like those of most companies, are periodically audited by U.S. and foreign tax authorities. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and generally accepted accounting principles. A tax benefit from an uncertain position is recognized only if it is more likely than not that the position is sustainable based on its technical merits. For uncertain tax positions that do not meet this threshold, we recognize a liability. The liability for unrecognized tax benefits requires significant management judgment regarding exposures about our various tax positions. These assumptions and probabilities are reviewed and updated based upon new information. An unfavorable tax settlement could require the use of cash and an increase in the amount of income tax expense we recognize. As of December 31, 2023, we had $16.7 million of unrecognized tax benefits, including accrued interest and penalties, that if recognized, would impact our effective income tax rate.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted in 2023 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in commodity prices, labor inflation, interest rates and foreign currency exchange rates.

Commodity Pricing Risk

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish, and we are subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices. The related agreements may contain contractual features that limit the price paid by establishing certain price floors and caps. As of December 31, 2023, approximately 70% of our estimated 2024 annual food purchases are covered by fixed contracts, most of which are scheduled to expire during 2024.

During 2023, we experienced 4.3% commodity inflation in the U.S. and anticipate 3% to 4% commodity inflation for 2024. Extreme changes in commodity prices or long-term changes could affect our financial results adversely. Currently we do not use financial instruments to hedge our commodity risk.

In addition to the market risks identified above, we are subject to business risk as our U.S. beef and Brazil pork supplies are highly dependent upon a limited number of vendors. If these vendors were unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies. See Note 21 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further details.

Labor Inflation

Our restaurant operations are subject to federal and state minimum wage and other laws governing such matters as working conditions, overtime and tip credits. A significant number of our restaurant team members are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. During 2023, we experienced 5.3% labor cost inflation in the U.S.

Interest Rate Risk

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt. We manage our exposure to market risk through regular operating and financing activities, using a combination of fixed-rate and variable-rate debt, and when deemed appropriate, through the use of derivative financial instruments. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. As of December 31, 2023, our interest rate risk was primarily from variable interest rate changes on our revolving credit facility, which had an outstanding balance of $381.0 million.

We periodically evaluate financial instruments to hedge our exposure to variable interest rates. We use derivative financial instruments as risk management tools and not for speculative purposes. To manage the risk of fluctuations in variable interest rate debt, we have interest rate swaps with an aggregate notional amount of $200.0 million, with $100.0 million maturing on December 31, 2024 and $100.0 million maturing on December 31, 2025. See Note 16 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.
We utilize valuation models to estimate the effects of changing interest rates. The following table summarizes the changes to fair value and interest expense under a shock scenario. This analysis assumes that interest rates change suddenly, as an interest rate “shock”, and continue to increase or decrease at a consistent level above or below the SOFR curve.

	DECEMBER 31, 2023
(dollars in thousands)	INCREASE	DECREASE
Change in fair value (1):
Interest rate swap	$5,230	$(5,427)

Change in annual interest expense (1):
Variable rate debt	$3,620	$(3,620)
________________
(1)The potential change from a hypothetical 200 basis point increase (decrease) in short-term interest rates.

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

For 2023, 13.2% of our revenue was generated in foreign currencies. A 10% change in average foreign currency rates against the U.S. dollar would have increased or decreased our Total revenues and Net income for our foreign entities by $67.0 million and $8.5 million, respectively.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

BLOOMIN’ BRANDS, INC.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bloomin’ Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bloomin’ Brands, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and December 25, 2022, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 25, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Insurance Reserves

As described in Notes 2 and 21 to the consolidated financial statements, the Company’s consolidated discounted insurance reserves balance was $45.9 million as of December 31, 2023. The Company carries insurance programs with specific retention levels or high per-claim deductibles for a significant portion of expected losses under its workers’ compensation, general or liquor liability, health, property and management liability insurance programs. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, management considers certain actuarial assumptions and judgments regarding economic conditions and the frequency and severity of claims. Reserves recorded for workers’ compensation and general liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of insurance reserves. These procedures also included, among others, (i) evaluating management’s process for developing the insurance reserves, (ii) evaluating the appropriateness of management’s actuarial methods used, (iii) evaluating the reasonableness of the actuarial assumptions related to economic conditions and the frequency and severity of claims, and (iv) testing the completeness and accuracy of underlying

BLOOMIN’ BRANDS, INC.
data used in the valuation. Evaluating the actuarial assumptions related to economic conditions and the frequency and severity of claims involved evaluating whether the assumptions were reasonable considering inflation and the environment, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s actuarial methods used in determining the insurance reserves and evaluating the reasonableness of assumptions related to economic conditions.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 28, 2024

We have served as the Company’s auditor since 1998.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31, 2023	DECEMBER 25, 2022
ASSETS
Current assets
Cash and cash equivalents	$111,519	$84,735
Restricted cash and cash equivalents	2,854	—
Inventories	75,939	78,124
Other current assets, net	153,002	183,718
Total current assets	343,314	346,577
Property, fixtures and equipment, net	1,031,922	914,142
Operating lease right-of-use assets	1,084,951	1,103,083
Goodwill	276,317	273,032
Intangible assets, net	442,985	448,326
Deferred income tax assets, net	159,405	153,118
Other assets, net	85,187	82,147
Total assets	$3,424,081	$3,320,425
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$189,202	$183,715
Current operating lease liabilities	175,442	183,510
Accrued and other current liabilities	255,814	217,427
Unearned revenue	381,877	394,215
Total current liabilities	1,002,335	978,867
Non-current operating lease liabilities	1,131,639	1,148,607
Long-term debt, net	780,719	828,507
Other long-term liabilities, net	97,385	90,535
Total liabilities	3,012,078	3,046,516
Commitments and contingencies (Note 21)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 25, 2022	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 86,968,536 and 87,696,200 shares issued and outstanding as of December 31, 2023 and December 25, 2022, respectively	870	877
Additional paid-in capital	1,115,387	1,161,912
Accumulated deficit	(528,831)	(706,109)
Accumulated other comprehensive loss	(178,304)	(185,311)
Total Bloomin’ Brands stockholders’ equity	409,122	271,369
Noncontrolling interests	2,881	2,540
Total stockholders’ equity	412,003	273,909
Total liabilities and stockholders’ equity	$3,424,081	$3,320,425

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	FISCAL YEAR
	2023	2022	2021
Revenues
Restaurant sales	$4,607,408	$4,352,695	$4,061,093
Franchise and other revenues	64,062	63,813	61,292
Total revenues	4,671,470	4,416,508	4,122,385
Costs and expenses
Food and beverage	1,409,649	1,383,632	1,229,689
Labor and other related	1,325,339	1,226,460	1,154,623
Other restaurant operating	1,126,123	1,065,662	1,006,371
Depreciation and amortization	191,171	169,617	163,391
General and administrative	260,470	234,752	245,616
Provision for impaired assets and restaurant closings	33,574	5,964	13,737
Total costs and expenses	4,346,326	4,086,087	3,813,427
Income from operations	325,144	330,421	308,958
Loss on extinguishment and modification of debt	—	(107,630)	(2,073)
Loss on fair value adjustment of derivatives, net	—	(17,685)	—
Interest expense, net	(52,169)	(53,199)	(57,588)
Income before provision for income taxes	272,975	151,907	249,297
Provision for income taxes	18,561	42,704	26,384
Net income	254,414	109,203	222,913
Less: net income attributable to noncontrolling interests	7,028	7,296	7,358
Net income attributable to Bloomin’ Brands	$247,386	$101,907	$215,555

Net income	$254,414	$109,203	$222,913
Other comprehensive income:
Foreign currency translation adjustment	7,622	10,169	(6,597)
Net (loss) gain on derivatives, including the impact of terminated swap agreements, net of tax	(615)	10,509	12,054
Comprehensive income	261,421	129,881	228,370
Less: comprehensive income attributable to noncontrolling interests	7,028	7,296	7,358
Comprehensive income attributable to Bloomin’ Brands	$254,393	$122,585	$221,012

Earnings per share:
Basic	$2.84	$1.15	$2.42
Diluted	$2.56	$1.03	$2.00
Weighted average common shares outstanding:
Basic	87,230	88,846	88,981
Diluted	96,453	98,512	107,803

Cash dividends declared per common share	$0.96	$0.56	$—

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

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	BLOOMIN’ BRANDS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT

Balance, December 25, 2022	87,696	$877	$1,161,912	$(706,109)	$(185,311)	$2,540	$273,909
Net income	—	—	—	247,386	—	7,028	254,414
Other comprehensive income, net of tax	—	—	—	—	7,007	—	7,007
Cash dividends declared, $0.96 per common share	—	—	(83,742)	—	—	—	(83,742)
Repurchase and retirement of common stock, including excise tax of $136	(2,807)	(28)	—	(70,108)	—	—	(70,136)
Stock-based compensation	—	—	11,911	—	—	—	11,911
Common stock issued under stock plans (1)	2,080	21	25,306	—	—	—	25,327
Distributions to noncontrolling interests	—	—	—	—	—	(8,684)	(8,684)
Contributions from noncontrolling interests	—	—	—	—	—	1,997	1,997
Balance, December 31, 2023	86,969	$870	$1,115,387	$(528,831)	$(178,304)	$2,881	$412,003
________________
(1)Net of shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FISCAL YEAR
	2023	2022	2021

Cash flows provided by operating activities:
Net income	$254,414	$109,203	$222,913
Adjustments to reconcile Net income to cash provided by operating activities:
Depreciation and amortization	191,171	169,617	163,391
Amortization of debt discounts and issuance costs	3,115	3,538	4,494
Amortization of deferred gift card sales commissions	23,695	24,091	26,012
Provision for impaired assets and restaurant closings	33,574	5,964	13,737
Non-cash interest expense from terminated interest rate swaps	—	12,215	6,160
Non-cash operating lease costs	84,104	83,254	78,272
(Benefit) provision for expected credit losses and contingent lease liabilities	(864)	(1,117)	946
Stock-based compensation expense	11,911	16,514	24,405
Deferred income tax (benefit) expense	(7,823)	13,748	(3,346)
Loss on extinguishment and modification of debt	—	107,630	2,073
Loss on fair value adjustment of derivatives, net	—	17,685	—
Other, net	(2,933)	3,186	(1,879)
Change in assets and liabilities:
Decrease (increase) in inventories	2,361	1,036	(18,210)
Decrease (increase) in other current assets	9,572	(40,370)	(58,397)
Increase in other assets	(1,177)	(6,670)	(2,073)
Decrease in operating right-of-use assets, net	—	277	160
Increase (decrease) in accounts payable and accrued and other current liabilities	26,688	(40,679)	25,619
(Decrease) increase in unearned revenue	(12,401)	(4,638)	17,225
Decrease in operating lease liabilities	(93,576)	(82,540)	(90,387)
Increase (decrease) in other long-term liabilities	10,590	(1,022)	(8,660)
Net cash provided by operating activities	532,421	390,922	402,455
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	2,515	1,634	9,322
Proceeds received from company-owned life insurance	3,460	16,092	9,270
Capital expenditures	(324,255)	(219,691)	(122,830)
Other investments, net	1,174	827	(507)
Net cash used in investing activities	$(317,106)	$(201,138)	$(104,745)

		(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FISCAL YEAR
	2023	2022	2021

Cash flows used in financing activities:
Proceeds from issuance of long-term debt	$—	$—	$200,000
Repayments of long-term debt and finance lease obligations	(1,862)	(196,447)	(431,166)
Proceeds from borrowings on revolving credit facilities	1,079,000	1,239,500	470,000
Repayments of borrowings on revolving credit facilities	(1,128,000)	(889,500)	(837,000)
Financing fees	—	(1,205)	(5,868)
Proceeds from issuance of senior notes	—	—	300,000
Issuance costs related to senior notes	—	—	(5,546)
Principal settlements and repurchase of convertible senior notes	(214)	(196,919)	—
Proceeds from retirement of convertible senior note hedges	—	131,869	—
Payments for retirement of warrants	—	(114,825)	—
Proceeds from share-based compensation, net	25,327	12,955	9,850
Distributions to noncontrolling interests	(8,684)	(9,127)	(9,123)
Contributions from noncontrolling interests	1,997	1,382	1,347
Purchase of noncontrolling interests	(100)	(5,004)	(3)
Payments for partner equity plan	—	(9,292)	(9,910)
Repurchase of common stock	(70,847)	(109,152)	—
Cash dividends paid on common stock	(83,742)	(49,736)	—
Net cash used in financing activities	(187,125)	(195,501)	(317,419)
Effect of exchange rate changes on cash and cash equivalents	1,448	1,395	(1,642)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,638	(4,322)	(21,351)
Cash, cash equivalents and restricted cash as of the beginning of the period	84,735	89,057	110,408
Cash, cash equivalents and restricted cash as of the end of the period	$114,373	$84,735	$89,057
Supplemental disclosures of cash flow information:
Cash paid for interest	$50,931	$39,126	$47,036
Cash paid for income taxes, net of refunds	$27,750	$35,450	$36,336
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$74,539	$54,271	$43,363
Leased assets obtained in exchange for new finance lease liabilities	$6,480	$4,066	$1,238
Increase in liabilities from the acquisition of property, fixtures and equipment	$3,428	$12,762	$2,344

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

To ensure timely reporting, the Company consolidates the results of its Brazil operations on a one-month calendar lag. There were no intervening events that would materially affect the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2023.

During 2021, the recovery of in-restaurant dining from the COVID-19 pandemic (“COVID-19”) continued while the Company retained a significant portion of the incremental off-premises volume it achieved during 2020. Internationally, COVID-19-related capacity constraints continued in 2021 during periods of increased case counts and new variants until the middle of 2022 when in-restaurant dining was operating without COVID-19-related capacity constraints.

Principles of Consolidation - All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities’ operations. The Company is a franchisor of 291 restaurants as of December 31, 2023, but does not possess any ownership interests in its franchisees and does not provide material direct financial support to its franchisees. These franchise relationships are not deemed variable interest entities and are not consolidated.

Investments in entities the Company does not control, but where the Company’s interest is between 20% and 50% and the Company has the ability to exercise significant influence over the entity, are accounted for under the equity method.

Fiscal Year - The Company utilizes a 52-53-week year ending on the last Sunday in December. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal year 2023 consisted of 53 weeks and fiscal years 2022 and 2021 consisted of 52 weeks. The additional operating week of 2023 resulted in increases of $83.5 million of Total revenues and $0.15 of GAAP diluted earnings per share in the Consolidated Statements of Operations and Comprehensive Income.

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

Cash and Cash Equivalents - Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less. Cash and cash equivalents include $56.2 million and $41.5 million, as

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of December 31, 2023 and December 25, 2022, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

Restricted Cash - From time to time, the Company may have short-term restricted cash balances consisting of amounts pledged for settlement of deferred compensation plan obligations.

Concentrations of Credit and Counterparty Risk - Financial instruments that potentially subject the Company to a concentration of credit risk and credit losses are through credit card and trade receivables consisting primarily of amounts due for gift card, vendor, franchise and other receivables. Gift card, vendor and other receivables consist primarily of amounts due from gift card resellers and vendor rebates. The Company considers the concentration of credit risk for gift card, vendor and other receivables to be minimal due to the payment histories and general financial condition of its gift card resellers and vendors. Amounts due from franchisees consist of initial franchise fees, royalty income and advertising fees. See Note 7 - Other Current Assets, Net for disclosure of trade receivables by category as of December 31, 2023 and December 25, 2022.

Financial instruments that potentially subject the Company to concentrations of counterparty risk are cash and cash equivalents and derivatives. The Company attempts to limit its counterparty risk by investing in certificates of deposit, money market funds, noninterest-bearing accounts and other highly rated investments. Whenever possible, the Company selects investment grade counterparties and rated money market funds in order to mitigate its counterparty risk. At times, cash balances may be in excess of FDIC insurance limits. See Note 16 - Derivative Instruments and Hedging Activities for a discussion of the Company’s use of derivative instruments and management of credit risk inherent in derivative instruments.

Allowance for Expected Credit Losses - The Company evaluates the collectability of credit card and trade receivables based on historical loss experience by risk pool and records periodic adjustments for factors such as deterioration of economic conditions, specific customer circumstances and changes in the aging of accounts receivable balances. Losses are charged off in the period in which they are determined to be uncollectible. See Note 19 - Allowance for Expected Credit Losses for a discussion of the Company’s allowance for expected credit losses.

In instances where there is no established loss history, S&P speculative-grade default rates are utilized as an estimated expected credit loss rate.

The Company assigned its interest, and is contingently liable, under certain real estate leases, primarily related to divested restaurant properties. Contingent lease liabilities related to these guarantees are calculated based on management’s estimate of exposure to losses which includes historical analysis of credit losses, including known instances of default, and existing economic conditions. See Note 21 - Commitments and Contingencies for a discussion of the Company’s contingent lease liabilities.

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

Repair and maintenance costs that maintain the appearance and functionality of the restaurant, but do not extend the useful life of any restaurant asset, are expensed as incurred. The Company suspends depreciation and amortization for assets held for sale. The cost and related accumulated depreciation of assets sold or disposed of are removed from the Company’s Consolidated Balance Sheets, and any resulting gain or loss is generally recognized in Other restaurant operating expense in its Consolidated Statements of Operations and Comprehensive Income.

The Company capitalizes direct and indirect internal costs associated with the acquisition, development, design and construction of Company-owned restaurant locations as these costs have a future benefit to the Company. Upon restaurant opening, these costs are depreciated and charged to Depreciation and amortization expense over the reasonably certain lease term. Internal costs of $5.4 million, $4.1 million and $3.7 million were capitalized during 2023, 2022 and 2021, respectively.

For 2023 and 2022, computer equipment and software costs of $12.4 million and $9.2 million, respectively, were capitalized. As of December 31, 2023 and December 25, 2022, there was $14.3 million and $10.1 million, respectively, of unamortized computer equipment and software included in Property, fixtures and equipment, net on the Company’s Consolidated Balance Sheets.

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

Definite-lived intangible assets, which consist of trademarks and reacquired franchise rights, are recorded at fair value as of the date of acquisition, amortized over their estimated useful lives and tested for impairment, using the relief from royalty method and discounted cash flows model, respectively, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Unrealized gains or losses on the Company’s interest rate swaps are reclassified to Interest expense, net as interest payments are made on the hedged portion of the Company’s revolving credit facility. The Company has elected to record cash flows from interest rate swaps within operating activities, the same category as the items being hedged, in its Consolidated Statements of Cash Flows.

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

The Company amortizes deferred debt issuance costs to interest expense over the term of the respective financing arrangement, primarily using the effective interest method. The Company amortized deferred debt issuance costs of $3.1 million, $3.5 million and $4.5 million to Interest expense, net for 2023, 2022 and 2021, respectively.

Liquor Licenses - The fees from obtaining non-transferable liquor licenses directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and included in Other assets, net on the Company’s Consolidated Balance Sheets. Liquor licenses are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Share Repurchase - The par value of the repurchased shares is deducted from common stock and the excess of the purchase price over the par value of the shares, including broker commissions and excises taxes, is recorded to Accumulated deficit. All shares of common stock acquired through share repurchase programs are retired and restored to authorized but unissued shares of common stock. The Company has elected to record excise taxes in connection with share repurchases within operating activities in its Consolidated Statements of Cash Flows.

Revenue Recognition - The Company records food and beverage revenues, net of discounts and taxes, upon delivery to the customer. Franchise-related revenues are included in Franchise and other revenues in the Company’s

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidated Statements of Operations and Comprehensive Income. Royalties, which are generally a percentage of net sales of the franchisee, are recognized as revenue in the period in which the sales are reported to have occurred provided collectability is reasonably assured.

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

Advertising fees charged to franchisees are recognized in Franchise and other revenues in the Company’s Consolidated Statements of Operations and Comprehensive Income provided collectability is reasonably assured. Initial franchise and renewal fees are recognized over the term of the franchise agreement and renewal period, respectively. The weighted average remaining term of franchise agreements and renewal periods was approximately 11 years as of December 31, 2023.

The Company maintains a customer loyalty program, Dine Rewards, in the U.S., where customers earn a reward after attaining qualified spend amounts. The Company’s estimate of the fair value of the reward is recorded as deferred revenue. Each reward must be redeemed within specified time limits of earning such reward. Revenue is recorded upon redemption and breakage for unredeemed rewards is recorded proportional to historical redemption patterns. The Company applies the practical expedient to exclude disclosures regarding loyalty program remaining performance obligations, which have original expected durations of less than one year.

The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and reports revenue net of taxes in its Consolidated Statements of Operations and Comprehensive Income.

Leases - The Company’s determination of whether an arrangement contains a lease is based on an evaluation of whether the arrangement conveys the right to use and control specific property or equipment. The Company leases restaurant and office facilities and certain equipment under operating leases primarily having initial terms between one and 20 years. Restaurant facility leases generally have renewal periods totaling five to 30 years, exercisable at the option of the Company. Contingent rentals represent payment of variable lease obligations based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement for certain restaurant facility leases. The Company also has certain leases which reset periodically based on a specified index. Such leases are recorded using the index that existed at lease commencement. Subsequent changes in the index are recorded as variable rental payments. Variable rental payments are expensed as incurred in the Company’s Consolidated Statements of Operations and Comprehensive Income and future variable rent obligations are not included within the lease liabilities on the Consolidated Balance Sheets. The depreciable life of lease assets and leasehold improvements are limited by the expected lease term. None of the Company’s leases contain any material residual value guarantees or restrictive covenants.

Upon the 2019 adoption of ASC Topic 842 - Leases, the Company elected the practical expedient to not separate U.S. lease and non-lease components for real estate leases entered into after adoption. Additionally, for certain equipment leases, the Company applies a portfolio approach to account for the lease assets and liabilities. Leases

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

with an initial term of 12 months or less are not recorded on its Consolidated Balance Sheets and are recognized on a straight-line basis over the lease term within Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

Consideration Received from Vendors - The Company receives consideration for a variety of vendor-sponsored programs, such as volume rebates, promotions and advertising allowances. Advertising allowances are intended to offset the Company’s costs of promoting and selling menu items in its restaurants. Vendor consideration is recorded as a reduction of Food and beverage cost or Other restaurant operating expense when recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

Advertising Costs - Advertising production costs are expensed in the period when the advertising first occurs. All other advertising costs are expensed in the period in which the costs are incurred. Advertising expense of $115.6 million, $94.0 million and $59.7 million for 2023, 2022 and 2021, respectively, was recorded in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Legal Costs - Settlement costs for employment litigation are recorded to Other restaurant operating expense when they are deemed probable and reasonably estimable. Legal fees are recognized as incurred and are reported in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Research and Development Expenses (“R&D”) - R&D is expensed as incurred in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income. R&D primarily consists of payroll and benefit costs. R&D was $3.5 million, $2.7 million and $2.6 million for 2023, 2022 and 2021, respectively.

Partner Compensation - In addition to base salary, field-level operators and multi-unit supervisors receive performance-based bonuses for providing management and supervisory services to their restaurants, certain of which may be based on their restaurants’ monthly operating results or cash flows. The Company accrues for these obligations using current and historical restaurant performance information. Most field-level compensation is recorded in Labor and other related expense, with compensation for multi-unit supervisors recorded in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Many of the Company’s international operators are given the option to purchase participation interests in the cash distributions of the restaurants they manage. The amount, terms and availability vary by country.

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

Basic and Diluted Earnings per Share - The Company computes basic earnings per share based on the weighted average number of common shares that were outstanding during the period. Except where the result would be antidilutive, diluted earnings per share includes the dilutive effect of common stock equivalents, consisting of stock options, restricted stock units, PSUs and warrants, measured using the treasury stock method, and the Company’s convertible senior notes, measured using the if-converted method. PSUs are considered dilutive when the related performance criterion has been met.

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

Income Taxes - Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in the tax rate is recognized within income in the period that includes the enactment date of the rate change. A valuation allowance may reduce deferred income tax assets to the amount that is more likely than not to be realized.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company records a tax benefit for an uncertain tax position using the highest cumulative tax benefit that is more likely than not to be realized. The Company adjusts its liability for unrecognized tax benefits in the period in which it determines the issue is effectively settled, the statute of limitations expires or when more information becomes available. Liabilities for unrecognized tax benefits are recorded as a reduction of Deferred income tax assets, net and within Other long-term liabilities, net, with related interest and penalties recorded in Other long-term liabilities, net, on the Company’s Consolidated Balance Sheets. Interest and penalties recognized on liabilities for unrecognized tax benefits are included in Provision for income taxes.

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

ADJUSTMENT	CONSOLIDATED BALANCE SHEET CLASSIFICATION	AMOUNT (dollars in millions)
Deferred tax impact of cumulative-effect adjustment	Deferred income tax assets, net	$14.9
Debt discount reclassification	Long-term debt, net	$59.9
Equity issuance costs reclassification	Long-term debt, net	$(2.1)
Debt discount amortization reclassification, net of tax	Accumulated deficit	$4.4
Reversal of separated equity component, net of tax	Additional paid-in capital	$(47.3)

After adopting ASU No. 2020-06, the 2025 Notes are reflected entirely as a liability since the embedded conversion feature is no longer separately presented within stockholders’ equity.

Recently Issued Financial Accounting Standards Not Yet Adopted - In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU No. 2023-07”) which requires disclosure of significant segment expenses regularly provided to the Company’s chief operating decision-maker (“CODM”). ASU No. 2023-07 also allows for multiple measures of segment profit (loss) if the CODM utilizes such measures to allocate resources or assess performance. ASU No. 2023-07 is effective for the Company beginning with the 2024 Form 10-K, with early adoption permitted. The Company is currently evaluating the impact ASU No. 2023-07 will have on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU No. 2023-09”) which expands existing income tax disclosures, including disaggregation of the Company’s effective income tax rate reconciliation table and income taxes paid disclosures. ASU No. 2023-09 is effective for the Company beginning with the 2025 Form 10-K, with early adoption permitted. The Company is currently evaluating the impact ASU No. 2023-09 will have on its disclosures.

Recent accounting guidance not discussed herein is not applicable, did not have, or is not expected to have a material impact to the Company.

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period, including, but not limited to: (i) finance lease liabilities presented within other liabilities that were formerly presented within long-term debt, (ii) the separate presentation of current operating lease liabilities on the face of the Consolidated Balance Sheets, (iii) amounts previously reported in Other (expense) income, net, on the face the Consolidated Statements of Operations and Comprehensive Income were combined with Interest expense, net and (iv) the combined presentation of the

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other comprehensive income impact of interest rate swaps on the face of the Consolidated Statements of Operations and Comprehensive Income. These reclassifications had no effect on previously reported net income.

3.    Revenue Recognition

The following table includes the disaggregation of Restaurant sales and franchise revenues by restaurant concept and major international market for the periods indicated:

	FISCAL YEAR
	2023		2022		2021
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$2,316,449	$32,289	$2,240,432	$31,418	$2,175,909	$29,725
Carrabba’s Italian Grill	721,946	3,036	676,467	2,938	653,231	2,439
Bonefish Grill	570,578	505	559,583	662	544,068	641
Fleming’s Prime Steakhouse & Wine Bar	382,729	—	374,388	—	332,607	—
Other	13,351	78	12,146	49	9,033	9
U.S. total	4,005,053	35,908	3,863,016	35,067	3,714,848	32,814
International
Outback Steakhouse - Brazil (1)	501,128	—	405,866	—	258,997	—
Other (1)(2)	101,227	15,163	83,813	14,620	87,248	12,706
International total	602,355	15,163	489,679	14,620	346,245	12,706
Total	$4,607,408	$51,071	$4,352,695	$49,687	$4,061,093	$45,520
____________________
(1)Restaurant sales in Brazil includes $30.2 million and $7.7 million during 2023 and 2022, respectively, in connection with value added tax exemptions resulting from tax legislation. See Note 20 - Income Taxes for details regarding the Brazil tax legislation.
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

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Other current assets, net
Deferred gift card sales commissions	$18,081	$17,755

Unearned revenue
Deferred gift card revenue	$374,274	$386,495
Deferred loyalty revenue	5,664	5,628
Deferred franchise fees - current	473	460
Other	1,466	1,632
Total Unearned revenue	$381,877	$394,215

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,036	$4,126

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Balance, beginning of the period	$17,755	$17,793	$19,300
Deferred gift card sales commissions amortization	(23,695)	(24,091)	(26,012)
Deferred gift card sales commissions capitalization	26,706	26,743	26,625
Other	(2,685)	(2,690)	(2,120)
Balance, end of the period	$18,081	$17,755	$17,793

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Balance, beginning of the period	$386,495	$387,945	$373,048
Gift card sales	328,307	326,603	330,841
Gift card redemptions	(321,057)	(310,017)	(298,397)
Gift card breakage	(19,471)	(18,036)	(17,547)
Balance, end of the period	$374,274	$386,495	$387,945

Franchisee Deferred Payment Agreement - Effective December 31, 2023, the Company entered into an Amended & Restated Holistic Resolution Agreement (the “2023 Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), who currently operate 78 franchised Outback Steakhouse restaurants in the western United States, primarily in California. The 2023 Resolution Agreement ends on December 27, 2026 or upon the earlier occurrence of certain specified events, including the sale of all or substantially all of the assets or equity of Out West, bankruptcy or a liquidation event. The 2023 Resolution Agreement amends and supersedes the original Holistic Resolution Agreement dated December 27, 2020 (the “Original Resolution Agreement”). The terms of the 2023 Resolution Agreement are materially consistent with the Original Resolution Agreement and include similar agreements between Out West and its lenders prioritizing rents, royalties, national advertising fees and local marketing expenditures, and provides a mechanism to settle its obligations with its lenders and provide for capital expenditures, within certain limitations.

4.     Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Impairment losses
U.S.	$39,812	$3,942	$11,945
International	600	1,537	1,186
Corporate	—	7	270
Total impairment losses	40,412	5,486	13,401
Restaurant closure (benefit) charges
U.S.	(7,143)	478	422
International	305	—	(86)
Total restaurant closure (benefit) charges	(6,838)	478	336
Provision for impaired assets and restaurant closings	$33,574	$5,964	$13,737

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2023 Closure Initiative - During the fourteen weeks ended December 31, 2023, the Company recognized asset impairments and closure charges in connection with the closure of three U.S. and two international Aussie Grill restaurants and the decision to close 36 predominantly older, underperforming U.S. restaurants (the “2023 Closure Initiative”). All remaining restaurant closures under the 2023 Closure Initiative were completed in February 2024, with an estimated $8 million to $11 million of related severance and closure charges to be recorded during the thirteen weeks ended March 31, 2024. Following is a summary of the 2023 Closure Initiative charges recognized in the Consolidated Statements of Operations and Comprehensive Income for the periods indicated (dollars in thousands):

DESCRIPTION	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME CLASSIFICATION	FOURTEEN WEEKS AND FISCAL YEAR ENDED
		DECEMBER 31, 2023
Property, fixtures and equipment impairments	Provision for impaired assets and restaurant closings	$23,934
Lease right-of-use asset impairments and closure charges	Provision for impaired assets and restaurant closings	10,266
Severance and other expenses	General and administrative	622
Lease remeasurement gains	Other restaurant operating	(2,450)
		$32,372

During 2023, the Company recognized a lease termination gain of $6.7 million, net of related asset impairments, in connection with the closure of one U.S. restaurant.

The remaining impairment and closure charges during the periods presented resulted primarily from locations identified for closure or relocation.

Accrued Closed Facility Liabilities Rollforward - The following table is a rollforward of the Company’s closed facility lease-related liabilities and other accrued costs associated with closure and restructuring initiatives for the period indicated:

FISCAL YEAR
(dollars in thousands)	2023
Balance, beginning of the period	$5,476
Additions	3,340
Cash payments	(1,142)
Accretion	317
Adjustments	(1,737)
Balance, end of the period	$6,254

5.         Earnings Per Share

In February 2021, the Company provided the trustee of its 2025 Notes notice of the Company’s irrevocable election to settle the principal portion of the 2025 Notes in cash and any excess of average market price of the Company’s common stock exceeding conversion price is to be settled in shares. As a result, subsequent to the election, only the amounts in excess of the principal amount are considered in diluted earnings per share.

In connection with the offering of the 2025 Notes, the Company entered into the Convertible Note Hedge Transactions and Warrant Transactions described in Note 13 - Convertible Senior Notes. However, the Convertible Note Hedge Transactions are not considered when calculating dilutive shares given their antidilutive impact as an offset to dilution of shares underlying the 2025 Notes. The Warrant Transactions have a dilutive effect on the Company’s common stock to the extent the price of its common stock exceeds the strike price of the Warrant Transactions. See Note 13 - Convertible Senior Notes for additional information regarding the 2025 Notes, Convertible Note Hedge Transactions and Warrant Transactions.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	FISCAL YEAR
(in thousands, except per share data)	2023	2022	2021
Net income attributable to Bloomin’ Brands	$247,386	$101,907	$215,555
Convertible senior notes if-converted method interest adjustment, net of tax (1)	—	—	345
Diluted net income attributable to Bloomin’ Brands	$247,386	$101,907	$215,900

Basic weighted average common shares outstanding	87,230	88,846	88,981

Effect of dilutive securities:
Stock options	381	261	779
Nonvested restricted stock units	203	182	355
Nonvested performance-based share units	183	180	61
Convertible senior notes (1)(2)	5,067	6,089	11,377
Warrants (2)	3,389	2,954	6,250
Diluted weighted average common shares outstanding	96,453	98,512	107,803

Basic earnings per share	$2.84	$1.15	$2.42
Diluted earnings per share	$2.56	$1.03	$2.00
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
(2)During 2022, the Company repurchased $125.0 million of the 2025 Notes and settled the corresponding portion of the related warrants. See Note 13 - Convertible Senior Notes for additional details.

Share-based compensation-related weighted average securities outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows for the periods indicated:

	FISCAL YEAR
(shares in thousands)	2023	2022	2021
Stock options	521	1,849	751
Nonvested restricted stock units	35	192	128
Nonvested performance-based share units	368	461	377

6.           Stock-based and Deferred Compensation Plans

Stock-based Compensation Plans

The Company recognized stock-based compensation expense, net of capitalized expense, as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Performance-based share units (1)	$3,089	$8,176	$13,821
Restricted stock units	7,910	7,687	8,184
Stock options	835	503	2,286
Total stock-based compensation expense, net of capitalized expense	$11,834	$16,366	$24,291
________________
(1)For 2023 and 2022, includes a cumulative life-to-date adjustment to decrease expense for PSUs granted in fiscal years 2022 and 2020, respectively, based on revised Company projections of performance criteria set forth in the award agreements. For 2021, includes a cumulative life-to-date adjustment to increase expense for PSUs granted in fiscal years 2019, 2020 and 2021 based on Company performance against criteria set forth in the award agreements.

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

The following table presents a summary of the Company’s PSU activity:

(in thousands, except per unit data)	PERFORMANCE-BASED SHARE UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT	AGGREGATE INTRINSIC VALUE (1)
Outstanding as of December 25, 2022	874	$24.83	$18,323
Granted	301	$29.01
Performance adjustment (2)	154	$19.84
Vested	(470)	$19.84
Forfeited	(41)	$26.48
Outstanding as of December 31, 2023	818	$26.92	$23,026
Expected to vest as of December 31, 2023 (3)	765		$21,410
________________
(1)Based on the $20.96 and $28.15 share price of the Company’s common stock on December 23, 2022 and December 29, 2023, the last trading day of 2022 and 2023, respectively.
(2)Represents adjustment to 148% payout for PSUs granted during 2020.
(3)Estimated number of units to be issued upon the vesting of outstanding PSUs based on Company performance projections of performance criteria set forth in the 2021, 2022 and 2023 PSU award agreements.

The Company grants PSUs subject to final payout modification by a Relative TSR modifier. This Relative TSR modifier can adjust the final payout outcome by 75%, 100% or 125% of the achieved performance metric, with the overall payout capped at 200% of the annual target grant. These PSUs have a three-year cliff vesting period and their fair value was estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the closing price of the Company’s common stock on the date of the grant.

Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the periods indicated:

	FISCAL YEAR
	2023	2022	2021
Assumptions:
Risk-free interest rate (1)	4.26%	1.64%	0.20%
Dividend yield (2)	3.47%	2.31%	—%
Volatility (3)	51.02%	49.11%	48.45%

Grant date fair value per unit (4)	$29.01	$26.10	$29.73
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term.
(3)Based on the historical volatility of the Company’s stock over the last seven years.
(4)Represents a premium above the grant date per share value of the Company’s common stock for the Relative TSR modifier of 2.7%, 7.9% and 14.3% for grants during 2023, 2022 and 2021, respectively.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following represents PSU compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Intrinsic value for PSUs vested	$12,908	$7,626	$3,768
Grant date fair value of PSUs vested	$9,332	$6,646	$3,401
Tax benefits for PSU compensation expense	$745	$348	$134

Unrecognized PSU expense	$6,520
Remaining weighted average vesting period	1.2 years

Restricted Stock Units (“RSUs”) - RSUs generally vest over a period of three years in an equal number of shares each year. Following is a summary of the Company’s RSU activity:

(in thousands, except per unit data)	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT	AGGREGATE INTRINSIC VALUE (1)
Outstanding as of December 25, 2022	657	$21.72	$13,776
Granted	406	$24.18
Vested	(393)	$21.02
Forfeited	(39)	$24.15
Outstanding as of December 31, 2023 (2)	631	$23.58	$17,757
________________
(1)Based on the $20.96 and $28.15 share price of the Company’s common stock on December 23, 2022 and December 29, 2023, the last trading day of 2022 and 2023, respectively.
(2)All RSUs outstanding as of December 31, 2023 are expected to vest.

The following represents RSU compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands, except grant date fair value data)	2023	2022	2021
Weighted average grant date fair value for RSUs granted (1)	$24.18	$21.59	$25.93

Intrinsic value of RSUs vested	$10,275	$9,070	$13,482
Grant date fair value of RSUs vested	$8,257	$8,025	$9,434
Tax benefits for RSU compensation expense	$1,528	$1,113	$1,592

Unrecognized RSU expense	$9,315
Remaining weighted average vesting period	1.9 years
________________
(1)The weighted average dividend yield was 3.63% and 2.43% for 2023 and 2022, respectively. There were no dividends in 2021.

Stock Options - Stock options generally vest and become exercisable over a period of four years in an equal number of shares each year. Stock options have an exercisable life of no more than ten years from the date of grant. The Company settles stock option exercises with authorized but unissued shares of the Company’s common stock.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a summary of the Company’s stock option activity:

(in thousands, except exercise price and contractual life data)	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 25, 2022	3,188	$21.43	4.0	$3,337
Exercised	(1,455)	$21.86
Forfeited or expired	(8)	$25.35
Outstanding and exercisable as of December 31, 2023 (1)	1,725	$21.04	3.2	$12,263
________________
(1)No stock options were granted during 2023.

The following represents stock option compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Intrinsic value of options exercised	$6,200	$6,367	$8,419
Cash received from option exercises, net of tax withholding	$31,778	$17,888	$14,951
Grant date fair value of stock options vested	$1,037	$7,645	$19,246
Tax benefits for stock option compensation expense	$757	$1,495	$1,942

As of December 31, 2023, the maximum number of shares of common stock available for issuance for equity instruments pursuant to the 2020 Omnibus Incentive Compensation Plan was 6,925,256.

Deferred Compensation Plans

401(k) Plan - The Company has a qualified defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company incurred contribution costs of $5.6 million, $5.6 million and $6.1 million for the 401(k) Plan for 2023, 2022 and 2021, respectively.

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

7.           Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Prepaid expenses	$26,674	$29,343
Accounts receivable - gift cards, net (1)	67,424	85,606
Accounts receivable - vendors, net (1)	13,648	25,385
Accounts receivable - franchisees, net (1)	3,671	2,550
Accounts receivable - other, net (1)	18,100	18,408
Deferred gift card sales commissions	18,081	17,755
Other current assets, net	5,404	4,671
	$153,002	$183,718
________________
(1)See Note 19 - Allowance for Expected Credit Losses for a rollforward of the related allowance for expected credit losses.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.     Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Land	$34,654	$37,596
Buildings	1,269,214	1,223,403
Furniture and fixtures	526,192	489,895
Equipment	830,644	739,136
Construction in progress	78,949	41,723
Less: accumulated depreciation	(1,707,731)	(1,617,611)
	$1,031,922	$914,142

Depreciation and repair and maintenance expense are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Depreciation expense	$185,187	$163,445	$157,386
Repair and maintenance expense	$125,492	$116,318	$104,209

9.     Goodwill and Intangible Assets, Net

Goodwill - The following table is a rollforward of goodwill for the periods indicated:

(dollars in thousands)	U.S.	INTERNATIONAL	CONSOLIDATED
Balance as of December 26, 2021	$170,657	$97,787	$268,444
Translation adjustments	—	4,588	4,588
Balance as of December 25, 2022	170,657	102,375	273,032
Translation adjustments	—	3,285	3,285
Balance as of December 31, 2023	$170,657	$105,660	$276,317

The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated:

	DECEMBER 31, 2023		DECEMBER 25, 2022		DECEMBER 26, 2021
(dollars in thousands)	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS	GROSS CARRYING AMOUNT	ACCUMULATED IMPAIRMENTS
U.S.	$838,827	$(668,170)	$838,827	$(668,170)	$838,827	$(668,170)
International	225,543	(119,883)	222,258	(119,883)	217,670	(119,883)
Total goodwill	$1,064,370	$(788,053)	$1,061,085	$(788,053)	$1,056,497	$(788,053)

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets each year during the second quarter. The Company’s 2023 assessment was quantitative and the 2022 and 2021 assessments were qualitative. As a result of these assessments, the Company did not record any goodwill asset impairment charges during 2023, 2022 or 2021.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets, net - Intangible assets, net, consisted of the following as of the periods indicated:

	WEIGHTED AVERAGE REMAINING AMORTIZATION PERIOD (in years)	DECEMBER 31, 2023			DECEMBER 25, 2022
(dollars in thousands)		GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE	GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Trade names	Indefinite	$414,716		$414,716	$414,716		$414,716
Trademarks	5	81,952	$(63,752)	18,200	81,952	$(59,675)	22,277
Reacquired franchise rights (1)	8	36,506	(26,437)	10,069	34,602	(23,269)	11,333
Total intangible assets	6	$533,174	$(90,189)	$442,985	$531,270	$(82,944)	$448,326
________________
(1)Included within Outback Steakhouse - Brazil.

The Company did not record any intangible asset impairment charges during the periods presented.

The following table presents goodwill, trade names and trademarks balances by reporting unit as of the periods indicated:

	DECEMBER 31, 2023			DECEMBER 25, 2022
(dollars in thousands)	GOODWILL	TRADE NAMES	TRADEMARKS	GOODWILL	TRADE NAMES	TRADEMARKS
Outback Steakhouse	$123,188	$287,000	$—	$123,188	$287,000	$—
Carrabba’s Italian Grill	18,826	69,000	—	18,826	69,000	—
Bonefish Grill	28,188	—	9,788	28,188	—	12,618
Fleming’s Prime Steakhouse & Wine Bar	455	—	8,412	455	—	9,407
U.S. total	170,657	356,000	18,200	170,657	356,000	22,025
Outback Steakhouse - Brazil	62,994	—	—	59,709	—	252
International - Franchise	42,666	58,716	—	42,666	58,716	—
International total	105,660	58,716	—	102,375	58,716	252
Total	$276,317	$414,716	$18,200	$273,032	$414,716	$22,277

Definite-lived intangible assets are amortized on a straight-line basis. The following table presents the aggregate expense related to the amortization of the Company’s trademarks and reacquired franchise rights for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Amortization expense	$5,984	$6,172	$6,005

The following table presents expected annual amortization of intangible assets as of December 31, 2023:

(dollars in thousands)
2024	$5,738
2025	$5,470
2026	$5,374
2027	$3,624
2028	$2,076

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.           Other Assets, Net

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Company-owned life insurance	$28,018	$27,789
Deferred debt issuance costs - revolving credit facility (1)	3,813	5,505
Liquor licenses	23,125	23,454
Other assets	30,231	25,399
	$85,187	$82,147
________________
(1)Net of accumulated amortization of $11.7 million and $10.1 million as of December 31, 2023 and December 25, 2022, respectively.

11.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Accrued payroll and other compensation	$98,903	$84,075
Accrued insurance	19,310	20,932
Other current liabilities (1)	137,601	112,420
	$255,814	$217,427
________________
(1)During 2023, other current liabilities increased primarily due to increased accrued advertising expense.

12.           Long-term Debt, Net

Following is a summary of outstanding long-term debt, net, as of the periods indicated:

	DECEMBER 31, 2023		DECEMBER 25, 2022
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)	$381,000	6.96%	$430,000	5.79%
2025 Notes	104,786	5.00%	105,000	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Less: unamortized debt discount and issuance costs	(5,067)		(6,493)
Long-term debt, net	$780,719		$828,507
________________
(1)Interest rate represents the weighted average interest rate as of the respective periods.

Bloomin’ Brands, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred indebtedness as described below.

Credit Agreement - On April 16, 2021, the Company and OSI, as co-borrowers, entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for senior secured financing of up to $1.0 billion consisting of a $200.0 million Term loan A and an $800.0 million revolving credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility matures on April 16, 2026.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Amended Credit Agreement limits, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to incur additional indebtedness; make significant payments; sell assets; pay dividends above certain thresholds and other restricted payments; make certain investments; acquire certain assets; effect mergers and similar transactions; and effect certain other transactions with affiliates.

The Amended Credit Agreement requires a Total Net Leverage Ratio (“TNLR”) not to exceed 4.50 to 1.00. TNLR is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net of cash, excluding the 2025 Notes) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Amended Credit Agreement).

As of December 31, 2023 and December 25, 2022, the Company was in compliance with its debt covenants.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

addition, at any time prior to April 15, 2024, the Company may redeem some or all of the 2029 Notes at a price equal to 100% of the principal amount, plus a make-whole premium, plus accrued and unpaid interest.

The Indenture contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness or issue certain preferred stock; pay dividends above certain thresholds, redeem stock or make other distributions; make certain investments; create restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other payments to the Company; create certain liens; transfer or sell certain assets; merge or consolidate; enter into certain transactions with the Company’s affiliates; and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture.

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

Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of the period indicated:

(dollars in thousands)	DECEMBER 31, 2023
2024	$—
2025	104,786
2026	381,000
2027	—
2028	—
Thereafter	300,000
Total payments	785,786
Less: unamortized debt discount and issuance costs	(5,067)
Total principal payments	$780,719

13.    Convertible Senior Notes

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

Prior to the close of business on the business day immediately preceding November 1, 2024, holders may convert all or a portion of their 2025 Notes under the following circumstances: (i) during any calendar quarter if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events or distributions on the Company’s common stock; (iv) if the Company calls the 2025 Notes for redemption and (v) at any time from, and including November 1, 2024 until the close of business on the second scheduled trading day immediately before the maturity date.

The 2025 Notes are redeemable by the Company, in whole or in part, at the Company’s option at any time, and from time to time, on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on: (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any of the 2025 Notes for redemption will constitute a make-whole fundamental change with respect to that note, in which case the conversion rate applicable to the conversion of the 2025 Notes will be increased in certain circumstances if it is converted after it is called for redemption.

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

Based on the daily closing prices of the Company’s stock during the quarter ended December 31, 2023, holders of the 2025 Notes are eligible to convert their 2025 Notes during the first quarter of 2024. The Company has provided the trustee of the 2025 Notes notice of its irrevocable election under the 2025 Notes indenture to settle the principal portion of the 2025 Notes upon conversion in cash and any excess in shares.

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

In connection with dividends paid during 2023, the conversion rate for the remaining 2025 Notes decreased to approximately $11.14 per share, which represents 89.730 shares of common stock per $1,000 principal amount of the 2025 Notes, or a total of approximately 9.402 million shares.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Principal	$104,786	$105,000
Less: unamortized debt issuance costs	(1,138)	(1,939)
Net carrying amount	$103,648	$103,061

Following is a summary of interest expense for the 2025 Notes, by component for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Coupon interest	$5,242	$8,080	$11,500
Debt issuance cost amortization	798	1,156	1,557
Total interest expense (1)	$6,040	$9,236	$13,057
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

The remaining Warrant Transactions have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. In connection with dividends paid during 2023, the strike price for the remaining Warrant Transactions decreased to $15.60.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.     Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Accrued insurance liability	$26,616	$28,133
Deferred compensation obligations	34,800	31,608
Other long-term liabilities	35,969	30,794
	$97,385	$90,535

15.         Stockholders’ Equity

Share Repurchases - On February 7, 2023, the Company’s Board of Directors (the “Board”) approved a share repurchase program (the “2023 Share Repurchase Program”) under which the Company is authorized to repurchase up to $125.0 million of its outstanding common stock. The 2023 Share Repurchase Program will expire on August 7, 2024. As of December 31, 2023, $70.0 million remained available for repurchase under the 2023 Share Repurchase Program.

Following is a summary of the shares repurchased during fiscal year 2023:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
First fiscal quarter	863	$23.92	$20,645
Second fiscal quarter	619	$25.11	15,539
Third fiscal quarter	590	$27.03	15,956
Fourth fiscal quarter	735	$24.29	17,860
Total common stock repurchases (1)	2,807	$24.93	$70,000
________________
(1)Excludes $0.1 million of excise tax on share repurchases. Subsequent to December 31, 2023, the Company repurchased 473 thousand shares of its common stock for $12.5 million under the 2023 Share Repurchase Program under a Rule 10b5-1 plan.

In February 2024, the Company’s Board canceled the remaining $57.5 million of authorization under the 2023 Share Repurchase Program and approved a new $350.0 million authorization (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program includes capacity above the Company’s normal repurchase activity to provide flexibility in retiring the 2025 Notes at or prior to their May 2025 maturity. The 2024 Share Repurchase Program will expire on August 13, 2025.

Dividends - The Company declared and paid dividends per share during the periods presented as follows:

	DIVIDENDS PER SHARE		AMOUNT
	FISCAL YEAR		FISCAL YEAR
(dollars in thousands, except per share data)	2023	2022	2023	2022
First fiscal quarter	$0.24	$0.14	$21,014	$12,559
Second fiscal quarter	0.24	0.14	20,990	12,418
Third fiscal quarter	0.24	0.14	20,901	12,475
Fourth fiscal quarter	0.24	0.14	20,837	12,284
Total cash dividends declared and paid	$0.96	$0.56	$83,742	$49,736

In February 2024, the Board declared a quarterly cash dividend of $0.24 per share, payable on March 20, 2024 to shareholders of record at the close of business on March 6, 2024.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Foreign currency translation adjustment	$(177,689)	$(185,311)
Unrealized loss on derivatives, net of tax	(615)	—
Accumulated other comprehensive loss	$(178,304)	$(185,311)

Following are the components of Other comprehensive income attributable to Bloomin’ Brands for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Foreign currency translation adjustment	$7,622	$10,169	$(6,597)

Change in fair value of derivatives, net of tax	(606)	573	86
Reclassification realized in Net income, net of tax (1)	(9)	954	7,392
Impact of terminated interest rate swaps included in Net income, net of tax (1)	—	8,982	4,576
(Loss) gain on derivatives, net of tax	(615)	10,509	12,054
Other comprehensive income attributable to Bloomin’ Brands	$7,007	$20,678	$5,457
________________
(1)See Note 16 - Derivative Instruments and Hedging Activities for the tax impact of reclassifications and the terminated swaps.

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

During 2021 and 2022, Company terminated its 2018 Swap Agreements for aggregate payments of approximately $18.3 million, excluding accrued interest. Following these terminations, unrealized losses related to the terminated swap agreements included in AOCL were amortized on a straight-line basis to Interest expense, net over the remaining original term of the terminated swaps.

On December 5, 2023, OSI entered into six interest rate swap agreements with five counterparties (the “2023 Swap Transactions”) to manage its exposure to fluctuations in variable interest rates. The 2023 Swap Transactions have an aggregate notional amount of $200.0 million and include one and two-year tenors with the following terms:

NOTIONAL AMOUNT	WEIGHTED AVERAGE FIXED INTEREST RATE (1)	EFFECTIVE DATE	TERMINATION DATE
$100,000,000	4.92%	December 29, 2023	December 31, 2024
$100,000,000	4.34%	December 29, 2023	December 31, 2025
____________________
(1)The weighted averaged fixed interest rate excludes the term SOFR adjustment and interest rate spread described below.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the 2023 Swap Transactions, the Company effectively converted $200 million of its outstanding indebtedness from the SOFR, plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points to the weighted average fixed interest rates within the table above, plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points. The 2023 Swap Transactions have an embedded floor of minus 0.10%.

The 2023 Swap Transactions were designated and qualified as cash flow hedges, recognized on the Company’s Consolidated Balance Sheet at fair value as of December 31, 2023 and classified based on the instruments’ maturity dates. As of December 31, 2023, the Company estimated $0.1 million of interest income will be reclassified to Interest expense, net over the next 12 months related to the 2023 Swap Transactions.

The following table presents the fair value and classification of the Company’s swap agreements as of the period indicated:

(dollars in thousands)	DECEMBER 31, 2023	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - asset (1)	$320	Other current assets, net

Interest rate swaps - liability	$253	Accrued and other current liabilities
Interest rate swaps - liability	893	Other long-term liabilities, net
Total fair value of derivative instruments - liability (1)	$1,146
____________________
(1)    See Note 18 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The Company’s interest rate swaps are subject to master netting arrangements. As of December 31, 2023, the Company elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement.

The following table summarizes the effects of the swap agreements on Net income for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2022	2021
Interest rate swap agreements:
Interest rate swap expense recognized in Interest expense, net	$(1,284)	$(9,951)
Income tax benefit recognized in Provision for income taxes	330	2,559
Net effects of interest rate swap agreements	$(954)	$(7,392)
Terminated interest rate swap agreements:
Terminated interest rate swap expense recognized in Interest expense, net	$(12,115)	$(6,160)
Income tax benefit recognized in Provision for income taxes	3,133	1,584
Net effects of terminated interest rate swap agreements	$(8,982)	$(4,576)
Total net effects on Net income	$(9,936)	$(11,968)

By utilizing the interest rate swaps, the Company was exposed to credit-related losses in the event that the counterparty failed to perform under the terms of the derivative contract. To mitigate this risk, the Company entered into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assessed the creditworthiness of its counterparties. As of December 31, 2023, all counterparties to the interest rate swaps performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2023, the fair value of the Company’s interest rate swaps was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $0.8 million. As of December 31, 2023, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2023, it could have been required to settle its obligations under the agreements at their termination value of $0.8 million.

17.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	DECEMBER 31, 2023	DECEMBER 25, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,084,951	$1,103,083
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	9,941	4,679
Total lease assets, net		$1,094,892	$1,107,762

Current operating lease liabilities	Current operating lease liabilities	$175,442	$183,510
Current finance lease liabilities	Accrued and other current liabilities	3,197	1,636
Non-current operating lease liabilities (2)	Non-current operating lease liabilities	1,131,639	1,148,379
Non-current finance lease liabilities	Other long-term liabilities, net	7,414	3,149
Total lease liabilities		$1,317,692	$1,336,674
________________
(1)Net of accumulated amortization of $4.7 million and $3.6 million as December 31, 2023 and December 25, 2022, respectively.
(2)For 2022, excludes immaterial COVID-19-related deferred rent accruals.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME CLASSIFICATION	FISCAL YEAR
(dollars in thousands)		2023	2022	2021
Operating lease cost (1)	Other restaurant operating	$182,361	$182,091	$178,733
Variable lease cost (2)	Other restaurant operating	7,467	6,508	4,350
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	2,252	1,420	1,079
Interest on lease liabilities	Interest expense, net	694	172	129
Sublease revenue	Franchise and other revenues	(7,665)	(9,016)	(9,396)
Lease costs, net		$185,109	$181,175	$174,895
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $12.3 million, $12.2 million and $12.9 million for 2023, 2022 and 2021, respectively, which is included in General and administrative expense. Also excludes certain immaterial supply chain related rent expense included in Food and beverage costs for 2021.
(2)Includes COVID-19-related rent abatements in 2021.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2023, future minimum lease payments and sublease revenues under non-cancelable leases are as follows:

(dollars in thousands)	OPERATING LEASES	FINANCE LEASES	SUBLEASE REVENUES
2024 (1)	$182,732	$3,311	$(5,893)
2025	185,309	1,859	(5,421)
2026	183,345	1,392	(5,356)
2027	174,157	1,275	(5,362)
2028	166,173	697	(5,416)
Thereafter	1,397,122	7,393	(33,888)
Total minimum lease payments (receipts) (2)	2,288,838	15,927	$(61,336)
Less: Interest	(981,757)	(5,316)
Present value of future lease payments	$1,307,081	$10,611
____________________
(1)Net of operating lease prepaid rent of $15.2 million.
(2)Includes $945.4 million related to operating lease renewal options that are reasonably certain of exercise and excludes $216.7 million of signed operating leases that have not yet commenced.

The following table is a summary of the weighted average remaining lease terms and weighted average discount rates of the Company’s leases as of the periods indicated:

	DECEMBER 31, 2023	DECEMBER 25, 2022
Weighted average remaining lease term (1):
Operating leases	13.1 years	13.2 years
Finance leases	9.5 years	5.4 years
Weighted average discount rate (2):
Operating leases	8.50%	8.44%
Finance leases	8.11%	6.63%
____________________
(1)Includes lease renewal options that are reasonably certain of exercise.
(2)Based on the Company’s incremental borrowing rate at lease commencement or lease remeasurement.

The following table is a summary of cash flow impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$197,394	$193,822	$205,253

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	DECEMBER 31, 2023			DECEMBER 25, 2022
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1
Assets:
Cash equivalents:
Fixed income funds	$12,837	$12,837	$—	$3,301	$3,301
Money market funds	11,083	11,083	—	4,786	4,786
Restricted cash equivalents:
Money market funds	2,854	2,854	—	—	—
Other current assets, net:
Derivative instruments - interest rate swaps	320	—	320	—	—
Total asset recurring fair value measurements	$27,094	$26,774	$320	$8,087	$8,087

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$253	$—	$253	$—	$—
Other long-term liabilities:
Derivative instruments - interest rate swaps	893	—	893	—	—
Total liability recurring fair value measurements	$1,146	$—	$1,146	$—	$—

Fair value of each class of financial instruments is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considered its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of December 31, 2023, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

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

	2023		2022		2021
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Operating lease right-of-use assets (1)	$4,057	$10,210	$2,219	$1,233	$8,647	$3,950
Property, fixtures and equipment (2)	4,623	30,202	2,807	4,253	11,647	8,445
Goodwill and other assets (3)	—	—	—	—	—	1,006
	$8,680	$40,412	$5,026	$5,486	$20,294	$13,401
________________
(1)Carrying values measured using discounted cash flow models (Level 3). Refer to Note 4 - Impairments and Exit Costs for a more detailed discussion of impairments.
(2)Carrying values measured using Level 2 inputs to estimate fair value totaled $1.2 million and $1.4 million for 2023 and 2021, respectively. All other assets were valued using Level 3 inputs. Third-party market appraisals (Level 2) and discounted cash flow models (Level 3) were used to estimate the fair value. Refer to Note 4 - Impairments and Exit Costs for a more detailed discussion of impairments.
(3)Other assets were generally measured using the quoted market value of comparable assets (Level 2).

Fair Value of Financial Instruments - The Company’s non-derivative financial instruments consist of cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported on its Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	DECEMBER 31, 2023		DECEMBER 25, 2022
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior secured credit facility - revolving credit facility	$381,000	$381,000	$430,000	$430,000
2025 Notes	$104,786	$265,896	$105,000	$198,843
2029 Notes	$300,000	$277,809	$300,000	$260,265

19.    Allowance for Expected Credit Losses

The following table is a rollforward of the Company’s trade receivables allowance for expected credit losses for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Allowance for expected credit losses, beginning of the period	$5,451	$4,050	$4,095
Provision for expected credit losses	—	1,547	64
Charge-off of accounts	(147)	(146)	(109)
Allowance for expected credit losses, end of the period	$5,304	$5,451	$4,050

The Company is also exposed to credit losses from off-balance sheet lease guarantees primarily related to the divestiture of certain formerly Company-owned restaurant sites. See Note 21 - Commitments and Contingencies for details regarding these lease guarantees.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

20.           Income Taxes

The following table presents the domestic and foreign components of Income before provision for income taxes for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Domestic	$235,357	$134,465	$258,202
Foreign	37,618	17,442	(8,905)
Income before provision for income taxes	$272,975	$151,907	$249,297

Provision for income taxes consisted of the following for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Current provision (benefit):
Federal	$17,514	$13,026	$16,951
State	10,788	10,576	10,917
Foreign	(1,918)	5,354	1,862
	26,384	28,956	29,730
Deferred (benefit) provision:
Federal	(2,787)	5,172	(2,057)
State	944	3,470	1,194
Foreign	(5,980)	5,106	(2,483)
	(7,823)	13,748	(3,346)
Provision for income taxes	$18,561	$42,704	$26,384

Effective Income Tax Rate - The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows for the periods indicated:

	FISCAL YEAR
	2023	2022	2021
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.4	7.3	3.8
Employment-related credits, net	(13.5)	(22.4)	(13.2)
Brazil tax legislation	(7.7)	0.2	—
Income tax exemption on certain Brazil state value added tax benefits	(1.8)	—	—
Net changes in deferred tax valuation allowances	(0.8)	(2.8)	(0.7)
Non-deductible loss on 2025 Notes Partial Repurchase	—	18.0	—
Non-deductible expenses	2.7	2.8	2.3
Foreign tax rate differential	2.1	2.3	(0.2)
U.S. tax on foreign earnings - GILTI	1.8	1.6	—
Tax settlements and related adjustments	0.1	(0.1)	(1.7)
Other, net	(0.5)	0.2	(0.7)
Total	6.8%	28.1%	10.6%

The net decrease in the effective income tax rate in 2023 as compared to 2022 was primarily a result of the 2022 non-deductible losses associated with the 2025 Notes Partial Repurchase and the 2023 benefits of Brazil tax legislation, which includes a temporary reduction in the Brazilian income tax rate from 34% to 0%.

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

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for 2023 was lower than the blended federal and state statutory rate primarily due to the benefit of FICA tax credits on certain tipped wages and benefits of Brazil tax legislation, which includes a temporary reduction in the Brazilian income tax rate from 34% to 0%.

Deferred Tax Assets and Liabilities - The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows as of the periods indicated:

(dollars in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Deferred income tax assets:
Operating lease liabilities	$339,783	$346,482
Insurance reserves	14,184	15,695
Unearned revenue	55,746	52,366
Deferred compensation	12,210	14,726
Net operating loss carryforwards	12,729	14,277
Federal tax credit carryforwards	177,775	165,411
Other, net (1)	14,334	12,248
Gross deferred income tax assets	626,761	621,205
Less: valuation allowance	(10,583)	(12,664)
Deferred income tax assets, net of valuation allowance	616,178	608,541
Deferred income tax liabilities:
Less: operating lease right-of-use asset basis differences	(277,376)	(284,701)
Less: property, fixtures and equipment basis differences	(66,370)	(63,344)
Less: intangible asset basis differences	(113,027)	(109,162)
Deferred income tax assets, net	$159,405	$151,334

Reported as:
Deferred income tax assets	$159,405	$153,118
Deferred income tax liabilities (included in Other long-term liabilities, net)	—	(1,784)
Net deferred tax assets	$159,405	$151,334
________________
(1)As of December 31, 2023 and December 25, 2022, the Company maintained deferred tax liabilities for state income taxes on historical foreign earnings of $0.5 million and $0.3 million, respectively.

As of December 31, 2023, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $0.4 million and $10.2 million, respectively. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized. The net change in the deferred tax valuation allowance in 2023 is primarily attributable to net operating loss carryforwards in certain foreign jurisdictions with full valuation allowances recorded that expired or are no longer available to the Company.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Brazilian subsidiary due to the uncertainty regarding the restaurant industry’s eligibility for the exemptions under this legislation.

The benefits of the Brazil tax legislation include an increase in revenues as a result of not being required to remit certain PIS and COFINS during the exemption period. The increase in revenues is partially offset by higher costs in several financial statement line items that were previously reduced by PIS and COFINS tax credits that were generated during the exemption period. Benefits of this legislation also initially included a reduction in the Brazilian income tax rate from 34% to 0% for a period of five years on certain income earned in Brazil. Benefits began in the thirteen weeks ended December 25, 2022. The tax benefit attributable to the Brazil tax legislation, including both income tax and PIS and COFINS, was approximately $23.6 million for the year ended December 31, 2023. The benefit of the Brazil tax legislation on GAAP diluted earnings per share was approximately $0.25 for the year ended December 31, 2023.

In May 2023, Brazil enacted tax legislation that prospectively limits the Company’s ability to benefit from the 100% exemption from income tax (IRPJ and CSLL) and federal value added taxes (PIS and COFINS) for the full five-year period (the “May 2023 Brazil tax legislation”). As a result of this legislation, the Company is subject to PIS and COFINS and CSLL beginning in the fourth quarter of 2023 and IRPJ beginning in 2024.

On January 24, 2024, the Company’s Brazilian subsidiary received an unfavorable second level court ruling related to its ongoing litigation regarding its eligibility for tax exemptions under the Brazil tax legislation. The Company will appeal this ruling and in connection with the appeal anticipates making a cash judicial deposit of approximately $45.0 million to $50.0 million during the first half of 2024, which includes the disputed amounts through December 31, 2023. The judicial deposit will be recorded in Other assets, net, on the Company’s Consolidated Balance Sheet. The Company believes that it will more likely than not prevail in this appeal and accordingly has not recorded any expense or liability for the disputed amounts.

Undistributed Earnings - As of December 31, 2023, the Company had aggregate undistributed foreign earnings of approximately $42.6 million. These earnings may be repatriated to the U.S. without additional material U.S. federal income tax. These amounts are not considered indefinitely reinvested in the Company’s foreign subsidiaries.

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

Tax Carryforwards - The amount and expiration dates of tax loss carryforwards and credit carryforwards as of December 31, 2023 are as follows:

(dollars in thousands)	EXPIRATION DATE			AMOUNT
Federal tax credit carryforwards	2026	-	2043	$190,169
Foreign loss carryforwards	2024	-	Indefinite	$55,794
Foreign credit carryforwards	Indefinite			$864

As of December 31, 2023, the Company had $188.3 million in general business tax credit carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. The Company currently expects to utilize these tax credit carryforwards within a 10-year period. However, the Company’s ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code.

Unrecognized Tax Benefits - As of December 31, 2023 and December 25, 2022, the liability for unrecognized tax benefits was $17.2 million and $18.3 million, respectively. Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $16.7 million and $17.9 million, respectively, if recognized, would impact the Company’s effective income tax rate.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Balance, beginning of the period	$18,258	$19,238	$25,524
Additions for tax positions taken during a prior period	42	114	166
Reductions for tax positions taken during a prior period	(601)	(401)	(4,209)
Additions for tax positions taken during the current period	1,507	1,100	1,292
Settlements with taxing authorities	—	(375)	(2,674)
Lapses in the applicable statutes of limitations	(2,037)	(1,424)	(854)
Translation adjustments	3	6	(7)
Balance, end of the period	$17,172	$18,258	$19,238

The Company had approximately $0.5 million and $0.8 million accrued for the payment of interest and penalties as of December 31, 2023 and December 25, 2022, respectively. The Company recognized immaterial interest and penalties related to uncertain tax positions in the Provision for income taxes, for all periods presented.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxable authorities. Based on the outcome of these examinations, or a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will change by approximately $0.5 million to $1.0 million within the next 12 months.

Open Tax Years - Following is a summary of the open audit years by jurisdiction as of December 31, 2023:

	OPEN AUDIT YEARS
United States - federal	2007	-	2022
United States - state	2009	-	2022
Foreign	2015	-	2022

21.           Commitments and Contingencies

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of December 31, 2023, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was approximately $19.7 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of December 31, 2023 was approximately $15.0 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. As of December 31, 2023 and December 25, 2022, the Company’s recorded contingent lease liability was $5.3 million and $6.2 million, respectively.

Purchase Obligations - Purchase obligations were $196.8 million and $226.6 million as of December 31, 2023 and December 25, 2022, respectively. These purchase obligations are primarily due within three years, however commitments with various vendors extend through December 2030. Outstanding commitments consist primarily of inventory, fixtures and equipment and technology. In 2023, the Company purchased: (i) more than 95% of its U.S. beef raw materials from four beef suppliers that represent a significant portion of the total beef marketplace in the U.S and (ii) more than 80% of its Brazil pork raw materials from four pork suppliers that represent more than 45% of the total pork marketplace in Brazil.

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

The Company intends to defend itself in legal matters. Some of these matters may be covered, at least in part, by insurance if they exceed specified retention or deductible amounts. However, it is possible that claims may be denied by the Company’s insurance carriers, the Company may be required by its insurance carriers to contribute to the payment of claims, or the Company’s insurance coverage may not continue to be available on acceptable terms or in sufficient amounts. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company believes that the ultimate determination of liability in connection with legal claims pending against the Company, if any, in excess of amounts already provided for such matters in the consolidated financial statements, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position. However, it is possible that the Company’s business, results of operations, liquidity or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period.

In recent years, certain subsidiaries of the Company were named in collective actions alleging violations of the Fair Labor Standards Act and state wage and hour laws. For these and other matters, the Company recorded reserves of $13.3 million and $15.1 million for certain of its outstanding legal proceedings as of December 31, 2023 and December 25, 2022, respectively, within Accrued and other current liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals. During 2023, 2022 and 2021, the Company recognized ($0.2) million, $9.4 million and $5.4 million, respectively, in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income for certain legal reserves and settlements.

Royalty Termination - On August 2, 2021, wholly-owned subsidiaries of the Company entered into the Purchase and Sale of Royalty Payment Stream and Termination of Royalty Agreement (the “Royalty Termination Agreement”) with the Carrabba’s Italian Grill founders (the “Carrabba’s Founders”), pursuant to which the Company’s obligation to pay future royalties on U.S. Carrabba’s Italian Grill restaurant sales and lump sum royalty fees on Carrabba’s Italian Grill (and Abbraccio) restaurants opened outside the U.S. was terminated. Upon execution of the Royalty Termination Agreement, the Company made a cash payment of $61.9 million to the Carrabba’s Founders, which was recorded in Other restaurant operating expense in its Consolidated Statements of Operations and Comprehensive Income during 2021.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Insurance - As of December 31, 2023, the future undiscounted payments the Company expects for workers’ compensation, general liability and health insurance claims are as follows:

(dollars in thousands)
2024	$19,689
2025	11,105
2026	7,546
2027	4,154
2028	2,285
Thereafter	7,715
$52,494

The following is a reconciliation of the expected aggregate undiscounted reserves to the discounted reserves for insurance claims recognized on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Undiscounted reserves	$52,494	$55,364
Discount (1)	(6,568)	(6,299)
Discounted reserves	$45,926	$49,065

Discounted reserves recognized on the Company’s Consolidated Balance Sheets:
Accrued and other current liabilities	$19,310	$20,932
Other long-term liabilities, net	26,616	28,133
	$45,926	$49,065
____________________
(1)     Discount rates of 5.13% and 4.47% were used for December 31, 2023 and December 25, 2022, respectively.

22.    Segment Reporting

The Company considers each of its restaurant concepts and international markets as operating segments, which reflects how the Company manages its business, reviews operating performance and allocates resources. Resources are allocated and performance is assessed by the Company’s Chief Executive Officer, whom the Company has determined to be its CODM. The Company aggregates its operating segments into two reportable segments, U.S. and international. The U.S. segment includes all restaurants operating in the U.S. while restaurants operating outside the U.S. are included in the international segment.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

related to the performance of the segments, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses.

The following table details Total revenues by segment and major geographic area for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
U.S.	$4,053,599	$3,911,870	$3,759,981
International (1)
Brazil	529,670	448,411	297,167
Other	88,201	56,227	65,237
Total revenues	$4,671,470	$4,416,508	$4,122,385
_________________
(1)International revenues are defined as revenues generated from restaurant sales originating in a country other than the U.S.

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Depreciation and amortization
U.S.	$157,878	$139,170	$134,243
International	25,430	23,397	22,649
Corporate	7,863	7,050	6,499
Total depreciation and amortization	$191,171	$169,617	$163,391

The following table is a reconciliation of segment income from operations to Income before provision for income taxes for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Segment income from operations
U.S.	$377,534	$407,860	$443,887
International	83,948	57,333	16,657
Total segment income from operations	461,482	465,193	460,544
Unallocated corporate operating expense	(136,338)	(134,772)	(151,586)
Total income from operations	325,144	330,421	308,958
Loss on extinguishment and modification of debt	—	(107,630)	(2,073)
Loss on fair value adjustment of derivatives, net	—	(17,685)	—
Interest expense, net	(52,169)	(53,199)	(57,588)
Income before provision for income taxes	$272,975	$151,907	$249,297

The following table is a summary of capital expenditures by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2023	2022	2021
Capital expenditures
U.S.	$276,660	$196,163	$103,303
International	45,542	28,647	14,074
Corporate	11,961	11,709	9,035
Total capital expenditures	$334,163	$236,519	$126,412

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth Total assets by segment as of the periods indicated:

(dollars in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Assets
U.S.	$2,703,751	$2,669,953
International	457,692	400,052
Corporate	262,638	250,420
Total assets	$3,424,081	$3,320,425

Geographic areas — International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding goodwill, operating lease right-of-use assets, intangible assets and deferred tax assets, by major geographic area as of the periods indicated:

(dollars in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
U.S.	$980,731	$891,379
International
Brazil	128,854	93,972
Other	7,524	10,938
Total long-lived assets	$1,117,109	$996,289

BLOOMIN’ BRANDS, INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans - During the fourteen weeks ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

BLOOMIN’ BRANDS, INC.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees will be included under the captions “Proposal No. 1: Election of Directors—Nominees for Election at this Annual Meeting” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this Report on Form 10-K.

The information required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Ownership of Securities—Delinquent Section 16(a) Reports” in our Definitive Proxy Statement and is incorporated herein by reference.

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

The information required by this item regarding our Audit Committee and Audit Committee Financial Expert will be included under the caption “Proposal No. 1: Election of Directors—Board Committees and Meetings” in our Definitive Proxy Statement and is incorporated herein by reference.

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
PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

•Consolidated Balance Sheets – December 31, 2023 and December 25, 2022
•Consolidated Statements of Operations and Comprehensive Income – Fiscal years 2023, 2022 and 2021
•Consolidated Statements of Changes in Stockholders’ Equity – Fiscal years 2023, 2022 and 2021
•Consolidated Statements of Cash Flows – Fiscal years 2023, 2022 and 2021
•Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Report.
(a)(3) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

3.1	Fifth Amended and Restated Certificate of Incorporation of Bloomin’ Brands, Inc.	April 19, 2023, Form 8-K, Exhibit 3.1

3.2	Fourth Amended and Restated Bylaws of Bloomin’ Brands, Inc.	April 19, 2023, Form 8-K, Exhibit 3.2

4.1	Form of Common Stock Certificate	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 4.1

4.2	Description of Common Stock	March 26, 2023, Form 10-Q, Exhibit 4.1

4.3	Indenture, dated as of May 8, 2020, between Bloomin’ Brands, Inc. and Wells Fargo Bank, National Association	May 11, 2020, Form 8-K, Exhibit 4.1

4.4	Form of 5.00% Convertible Senior Notes due 2025	May 11, 2020, Form 8-K, Included as Exhibit A to Exhibit 4.1

4.5	Indenture, dated as of April 16, 2021, by and among Bloomin’ Brands, Inc., OSI Restaurant Partners, LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee	April 20, 2021, Form 8-K, Exhibit 4.1

4.6	Form of 5.125% Senior Notes due 2029	April 20, 2021, Form 8-K, Included as Exhibit A to Exhibit 4.1

10.1
Second Amended and Restated Credit Agreement, dated April 16, 2021, by and among Bloomin’ Brands, Inc., OSI Restaurant Partners, LLC, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative Agent
April 20, 2021, Form 8-K, Exhibit 10.1

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
June 27, 2021, Form 10-Q, Exhibit 10.2

10.4
Amended and Restated Operating Agreement for OSI/Fleming’s, LLC made as of June 4, 2010 by and among OS Prime, LLC, a wholly-owned subsidiary of OSI Restaurant Partners, LLC, FPSH Limited Partnership and AWA III Steakhouses, Inc.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.8

10.5*	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007, as Amended	Filed herewith

10.6*	Bloomin’ Brands, Inc. 2012 Incentive Award Plan	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.2

10.7*	Form of Nonqualified Stock Option Award Agreement for options granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012, Form 8-K, Exhibit 10.2

10.8*	Form of Bloomin’ Brands, Inc. Indemnification Agreement by and between Bloomin’ Brands, Inc. and each member of its Board of Directors and each of its executive officers	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.39

10.9*	Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	March 11, 2016, Definitive Proxy Statement

10.10*	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016, Form 10-Q, Exhibit 10.2

10.11*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016, Form 10-Q, Exhibit 10.3

10.12*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016, Form 10-Q, Exhibit 10.4

10.13*	Form of Performance Award Agreement for performance units granted under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016, Form 10-Q, Exhibit 10.5

10.14*	Form of Restricted Cash Award Agreement for cash awards granted under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	March 26, 2017, Form 10-Q, Exhibit 10.1

10.15*	Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	April 9, 2020, Definitive Proxy Statement

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.16*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.2

10.17*	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.3

10.18*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.4

10.19*	Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.5

10.20*	Form of Restricted Cash Award Agreement for cash awards granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.6

10.21*	Amended Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	December 27, 2020, Form 10-K, Exhibit 10.48

10.22*	Amended Form of Performance Award Agreement with adapted service criteria for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	December 27, 2020, Form 10-K, Exhibit 10.49

10.23*
Form of Restricted Stock Unit Award Agreement with adapted service criteria for restricted stock units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan
December 27, 2020, Form 10-K, Exhibit 10.50

10.24*	Bloomin’ Brands, Inc. Executive Change in Control Plan, effective December 6, 2012	December 7, 2012, Form 8-K, Exhibit 10.1

10.25*	Amended and Restated Officer Employment Agreement, effective April 1, 2019, by and between David J. Deno and Bloomin’ Brands, Inc.	March 31, 2019, Form 10-Q, Exhibit 10.3

10.26*	Employment Offer Letter Agreement, dated as of March 7, 2019, between Bloomin’ Brands, Inc. and Christopher Meyer	March 31, 2019, Form 10-Q, Exhibit 10.4

10.27*	Employment Offer Letter Agreement, dated as of May 1, 2019, between Kelly Lefferts and Bloomin’ Brands, Inc.	June 30, 2019, Form 10-Q, Exhibit 10.4

10.28*	Employment Offer Letter Agreement, dated as of February 14, 2020, between Bloomin’ Brands, Inc. and Gregg Scarlett	December 29, 2019, Form 10-K, Exhibit 10.40

10.29*	Amendment to Officer Employment Agreement, dated as of April 6, 2020, between Bloomin’ Brands, Inc. and David J. Deno	March 29, 2020, Form 10-Q, Exhibit 10.4

10.30*	Second Amendment to Officer Employment Agreement, dated as of February 21, 2022, between Bloomin’ Brands, Inc. and David J. Deno	December 26, 2021, Form 10-K, Exhibit 10.48

10.31*	Employment Offer Letter Agreement, dated as of April 14, 2021, between Patrick Murtha and Bloomin’ Brands, Inc.	December 26, 2021, Form 10-K, Exhibit 10.47

10.32	Form of Convertible Note Hedge Transactions confirmation	May 11, 2020, Form 8-K, Exhibit 10.1

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.33	Form of Warrant Transactions confirmation	May 11, 2020, Form 8-K, Exhibit 10.2

10.34	Form of Agreement, dated as of January 2, 2024, by and between Bloomin’ Brands, Inc. and Starboard	January 2, 2024, Form 8-K, Exhibit 10.1

10.35*	Employment Offer Letter Agreement, dated as of October 31, 2023, between Bloomin’ Brands, Inc. and Brett Patterson	Filed herewith

10.36*	Position and Retention Letter, effective March 15, 2024, by and between Gregg Scarlett and Bloomin’ Brands, Inc.	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

97.1	Bloomin’ Brands, Inc. Compensation Recovery Policy	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

*Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(1) These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Exchange Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

Item 16. Form 10-K Summary

None.

BLOOMIN’ BRANDS, INC.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 28, 2024	Bloomin’ Brands, Inc.

By: /s/ David J. Deno
David J. Deno Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Deno	Chief Executive Officer and Director (Principal Executive Officer)
David J. Deno		February 28, 2024

/s/ Christopher Meyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Christopher Meyer		February 28, 2024

/s/ Philip Pace	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Philip Pace		February 28, 2024

/s/ R. Michael Mohan	Chairman of the Board and Director
R. Michael Mohan		February 28, 2024

/s/ David R. Fitzjohn	Director
David R. Fitzjohn		February 28, 2024

/s/ David George	Director
David George		February 28, 2024

/s/ Lawrence Jackson	Director
Lawrence Jackson		February 28, 2024

/s/ Julie Kunkel	Director
Julie Kunkel		February 28, 2024

/s/ Rohit Lal	Director
Rohit Lal		February 28, 2024

/s/ Tara Walpert Levy	Director
Tara Walpert Levy		February 28, 2024

/s/ John J. Mahoney	Director
John J. Mahoney		February 28, 2024

/s/ Melanie Marein-Efron	Director
Melanie Marein-Efron		February 28, 2024

/s/ Jonathan Sagal	Director
Jonathan Sagal		February 28, 2024