Form 10-Q
period 2024-03-31
Bloomin' Brands, Inc.
filed 2024-05-08
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 3, 2024, 86,476,371 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2024
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	MARCH 31, 2024	DECEMBER 31, 2023
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$131,664	$111,519
Restricted cash and cash equivalents	—	2,854
Inventories	65,211	75,939
Other current assets, net	101,297	153,002
Total current assets	298,172	343,314
Property, fixtures and equipment, net	1,045,637	1,031,922
Operating lease right-of-use assets	1,087,286	1,084,951
Goodwill	275,680	276,317
Intangible assets, net	441,439	442,985
Deferred income tax assets, net	158,167	159,405
Other assets, net	87,858	85,187
Total assets	$3,394,239	$3,424,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$177,713	$189,202
Current operating lease liabilities	171,175	175,442
Accrued and other current liabilities	225,166	255,814
Unearned revenue	320,003	381,877
Total current liabilities	894,057	1,002,335
Non-current operating lease liabilities	1,138,653	1,131,639
Long-term debt, net	951,778	780,719
Other long-term liabilities, net	104,316	97,385
Total liabilities	3,088,804	3,012,078
Commitments and contingencies (Note 15)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 87,811,312 and 86,968,536 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	878	870
Additional paid-in capital	1,290,765	1,115,387
Accumulated deficit	(809,880)	(528,831)
Accumulated other comprehensive loss	(179,078)	(178,304)
Total Bloomin’ Brands stockholders’ equity	302,685	409,122
Noncontrolling interests	2,750	2,881
Total stockholders’ equity	305,435	412,003
Total liabilities and stockholders’ equity	$3,394,239	$3,424,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 31, 2024	MARCH 26, 2023
Revenues
Restaurant sales	$1,179,487	$1,228,234
Franchise and other revenues	15,840	16,512
Total revenues	1,195,327	1,244,746
Costs and expenses
Food and beverage	357,829	384,214
Labor and other related	343,202	341,542
Other restaurant operating	290,272	282,927
Depreciation and amortization	49,282	46,302
General and administrative	66,776	65,804
Provision for impaired assets and restaurant closings	10,873	3,324
Total costs and expenses	1,118,234	1,124,113
Income from operations	77,093	120,633
Loss on extinguishment of debt	(135,797)	—
Interest expense, net	(13,616)	(12,444)
(Loss) income before provision for income taxes	(72,320)	108,189
Provision for income taxes	9,970	14,761
Net (loss) income	(82,290)	93,428
Less: net income attributable to noncontrolling interests	1,582	2,117
Net (loss) income attributable to Bloomin’ Brands	$(83,872)	$91,311

Net (loss) income	$(82,290)	$93,428
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,931)	(1,134)
Net gain on derivatives, net of tax	1,157	—
Comprehensive (loss) income	(83,064)	92,294
Less: comprehensive income attributable to noncontrolling interests	1,582	2,117
Comprehensive (loss) income attributable to Bloomin’ Brands	$(84,646)	$90,177

(Loss) earnings per share:
Basic	$(0.96)	$1.02
Diluted	$(0.96)	$0.93
Weighted average common shares outstanding:
Basic	87,024	89,116
Diluted	87,024	98,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2023	86,969	$870	$1,115,387	$(528,831)	$(178,304)	$2,881	$412,003
Net (loss) income	—	—	—	(83,872)	—	1,582	(82,290)
Other comprehensive loss, net of tax	—	—	—	—	(774)	—	(774)
Cash dividends declared, $0.24 per common share	—	—	(21,075)	—	—	—	(21,075)
Repurchase and retirement of common stock	(6,948)	(69)	(44,000)	(188,834)	—	—	(232,903)
Stock-based compensation	—	—	2,448	—	—	—	2,448
Common stock issued under stock plans (1)	590	6	(2,403)	—	—	—	(2,397)
Distributions to noncontrolling interests	—	—	—	—	—	(2,043)	(2,043)
Contributions from noncontrolling interests	—	—	—	—	—	330	330
Issuance of common stock from repurchase of convertible senior notes	7,489	74	216,078	—	—	—	216,152
Retirement of convertible senior note hedges	(289)	(3)	126,543	(8,343)	—	—	118,197
Retirement of warrants	—	—	(102,213)	—	—	—	(102,213)
Balance, March 31, 2024	87,811	$878	$1,290,765	$(809,880)	$(179,078)	$2,750	$305,435

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 25, 2022	87,696	$877	$1,161,912	$(706,109)	$(185,311)	$2,540	$273,909
Net income	—	—	—	91,311	—	2,117	93,428
Other comprehensive loss	—	—	—	—	(1,134)	—	(1,134)
Cash dividends declared, $0.24 per common share	—	—	(21,014)	—	—	—	(21,014)
Repurchase and retirement of common stock, including excise tax of $17	(863)	(9)	—	(20,653)	—	—	(20,662)
Stock-based compensation	—	—	2,904	—	—	—	2,904
Common stock issued under stock plans (1)	632	7	(2,785)	—	—	—	(2,778)
Distributions to noncontrolling interests	—	—	—	—	—	(2,555)	(2,555)
Contributions from noncontrolling interests	—	—	—	—	—	743	743
Balance, March 26, 2023	87,465	$875	$1,141,017	$(635,451)	$(186,445)	$2,845	$322,841
________________
(1)Net of shares withheld for employee taxes.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 31, 2024	MARCH 26, 2023
Cash flows provided by operating activities:
Net (loss) income	$(82,290)	$93,428
Adjustments to reconcile Net (loss) income to cash provided by operating activities:
Depreciation and amortization	49,282	46,302
Amortization of debt discounts and issuance costs	734	763
Amortization of deferred gift card sales commissions	7,498	7,797
Provision for impaired assets and restaurant closings	10,873	3,324
Non-cash operating lease costs	21,934	21,182
Stock-based compensation expense	2,448	2,904
Deferred income tax expense	797	1,682
Loss on extinguishment of debt	135,797	—
Other, net	(2,102)	(1,823)
Change in assets and liabilities	(71,185)	14,109
Net cash provided by operating activities	73,786	189,668
Cash flows used in investing activities:
Capital expenditures	(64,872)	(64,415)
Other investments, net	287	1,470
Net cash used in investing activities	(64,585)	(62,945)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings on revolving credit facilities	550,000	190,000
Repayments of borrowings on revolving credit facilities	(296,000)	(260,000)
Repayments of finance lease obligations	(703)	(385)
Principal settlements and repurchase of convertible senior notes	(2,335)	—
Proceeds from retirement of convertible senior note hedges	118,197	—
Payments for retirement of warrants	(102,213)	—
Payment of taxes from share-based compensation, net	(2,397)	(2,778)
Distributions to noncontrolling interests	(2,043)	(2,555)
Contributions from noncontrolling interests	330	743
Purchase of noncontrolling interests	(100)	(100)
Repurchase of common stock	(232,903)	(20,898)
Cash dividends paid on common stock	(21,075)	(21,014)
Net cash provided by (used in) financing activities	8,758	(116,987)
Effect of exchange rate changes on cash and cash equivalents	(668)	(30)
Net increase in cash, cash equivalents and restricted cash	17,291	9,706
Cash, cash equivalents and restricted cash as of the beginning of the period	114,373	84,735
Cash, cash equivalents and restricted cash as of the end of the period	$131,664	$94,441
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,011	$6,528
Cash paid for income taxes, net of refunds	$3,189	$2,458
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$25,679	$11,394
Leased assets obtained in exchange for new finance lease liabilities	$3	$4,711
(Decrease) increase in liabilities from the acquisition of property, fixtures and equipment	$(1,520)	$1,159
Shares issued on settlement of convertible senior notes	$216,152	$—
Shares received and retired on exercise of call option under bond hedge upon settlement of convertible senior notes	$(8,346)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Description of the Business and Basis of Presentation

Description of the Business - Bloomin’ Brands (“Bloomin’ Brands” or the “Company”) owns and operates casual, upscale casual and fine dining restaurants. OSI Restaurant Partners, LLC (“OSI”) is the Company’s primary operating entity. The Company’s restaurant portfolio has four concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

Basis of Presentation - The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments necessary for fair financial statement presentation for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Financial Accounting Standards Not Yet Adopted - In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU No. 2023-07”) which requires disclosure of significant segment expenses regularly provided to the Company’s chief operating decision-maker (“CODM”). ASU No. 2023-07 also allows for multiple measures of segment profit (loss) if the CODM utilizes such measures to allocate resources or assess performance. ASU No. 2023-07 is effective for the Company beginning with the 2024 Form 10-K, with early adoption permitted. The Company is currently evaluating the impact ASU No. 2023-07 will have on its disclosures.

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

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors,” which requires registrants to include climate-related disclosures in their annual reports, including, but not limited to, material Scope 1 and Scope 2 greenhouse gas emissions, climate-related financial metrics, and governance, oversight and risk management processes for material climate-related risks in their audited financial statements. The final rule also requires certain disclosures regarding expenses incurred in relation to severe weather events and other natural conditions. The disclosure requirements are first effective for the Company beginning with the 2026 Form 10-K. The Company is currently evaluating the impact this rule will have on its disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
2.    Revenue Recognition

The following table includes the disaggregation of Restaurant sales and franchise revenues by restaurant concept and major international market for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 31, 2024		MARCH 26, 2023
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$603,613	$8,320	$628,183	$8,544
Carrabba’s Italian Grill	184,429	736	188,042	795
Bonefish Grill	144,503	160	157,689	171
Fleming’s Prime Steakhouse & Wine Bar	96,162	—	102,773	—
Other	2,189	38	3,882	15
U.S. total	1,030,896	9,254	1,080,569	9,525
International
Outback Steakhouse - Brazil (1)	124,837	—	122,016	—
Other (1)(2)	23,754	3,556	25,649	3,998
International total	148,591	3,556	147,665	3,998
Total	$1,179,487	$12,810	$1,228,234	$13,523
________________
(1)Includes $9.6 million of Restaurant sales during the thirteen weeks ended March 26, 2023 in connection with value added tax exemptions resulting from Brazil tax legislation. See Note 14 - Income Taxes for details regarding the Brazil tax legislation.
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

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	MARCH 31, 2024	DECEMBER 31, 2023
Other current assets, net
Deferred gift card sales commissions	$13,520	$18,081

Unearned revenue
Deferred gift card revenue	$312,283	$374,274
Deferred loyalty revenue	5,506	5,664
Deferred franchise fees - current	453	473
Other	1,761	1,466
Total Unearned revenue	$320,003	$381,877

Other long-term liabilities, net
Deferred franchise fees - non-current	$3,975	$4,036

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024	MARCH 26, 2023
Balance, beginning of the period	$18,081	$17,755
Deferred gift card sales commissions amortization	(7,498)	(7,797)
Deferred gift card sales commissions capitalization	3,914	4,403
Other	(977)	(958)
Balance, end of the period	$13,520	$13,403

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024	MARCH 26, 2023
Balance, beginning of the period	$374,274	$386,495
Gift card sales	46,609	53,005
Gift card redemptions	(102,470)	(118,283)
Gift card breakage	(6,130)	(7,121)
Balance, end of the period	$312,283	$314,096

3.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the period indicated:

THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024
Impairment losses
U.S.	$1,852
Restaurant closure charges (benefits)
U.S.	9,084
International	(63)
Total restaurant closure charges	9,021
Provision for impaired assets and restaurant closings	$10,873

2023 Closure Initiative - During 2023, the Company closed three U.S. and two international Aussie Grill restaurants and made the decision to close 36 predominantly older, underperforming U.S. restaurants (the “2023 Closure Initiative”). The Company has completed all restaurant closures under the 2023 Closure Initiative. Following is a summary of expenses related to the 2023 Closure Initiative charges recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the period indicated (dollars in thousands):

DESCRIPTION	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED
		MARCH 31, 2024
Asset impairments and closure charges	Provision for impaired assets and restaurant closings	$10,094
Severance and other expenses	General and administrative	2,427
Closure-related labor costs	Labor and other related	434
		$12,955

The remaining impairment and closure charges during the period presented resulted primarily from locations identified for closure.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
4.    (Loss) Earnings Per Share

The following table presents the computation of basic and diluted (loss) earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 31, 2024	MARCH 26, 2023
Net (loss) income attributable to Bloomin’ Brands	$(83,872)	$91,311

Basic weighted average common shares outstanding	87,024	89,116

Effect of dilutive securities:
Stock options	—	401
Nonvested restricted stock units	—	269
Nonvested performance-based share units	—	286
Convertible senior notes	—	4,831
Warrants	—	3,108
Diluted weighted average common shares outstanding	87,024	98,011

Basic (loss) earnings per share	$(0.96)	$1.02
Diluted (loss) earnings per share	$(0.96)	$0.93

Share-based compensation-related weighted average securities outstanding not included in the computation of (loss) earnings per share because their effect was antidilutive were as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
(shares in thousands)	MARCH 31, 2024	MARCH 26, 2023
Stock options	373	725
Nonvested restricted stock units	255	120
Nonvested performance-based share units	467	344

5.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024	MARCH 26, 2023
Performance-based share units	$493	$923
Restricted stock units	1,937	1,963
Total stock-based compensation expense, net of capitalized expense	$2,430	$2,886

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents a summary of the Company’s performance-based share units (“PSUs”) activity:

(in thousands, except per unit data)	PERFORMANCE-BASED SHARE UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT	AGGREGATE INTRINSIC VALUE (1)
Outstanding as of December 31, 2023	818	$26.92	$23,026
Granted	290	$27.26
Performance adjustment (2)	237	$25.40
Vested	(473)	$25.40
Forfeited	(46)	$27.54
Outstanding as of March 31, 2024	826	$27.44	$23,697
Expected to vest as of March 31, 2024 (3)	489		$14,017
________________
(1)Based on the $28.15 and $28.68 share price of the Company’s common stock on December 29, 2023 and March 28, 2024, the last trading day of the year ended December 31, 2023 and thirteen weeks ended March 31, 2024, respectively.
(2)Represents adjustment to 200% payout for PSUs granted during 2021.
(3)Estimated number of units to be issued upon the vesting of outstanding PSUs based on Company performance projections of performance criteria set forth in the 2022, 2023 and 2024 PSU award agreements.

Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 31, 2024	MARCH 26, 2023
Assumptions:
Risk-free interest rate (1)	4.37%	4.26%
Dividend yield (2)	3.49%	3.47%
Volatility (3)	51.41%	51.02%

Grant date fair value per unit (4)	$27.26	$29.01
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term.
(3)Based on the historical volatility of the Company’s stock over the last seven years.
(4)Represents a discount below and a premium above the grant date per share value of the Company’s common stock for the relative total shareholder return modifier of (1.6)% and 2.7% during the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively.

The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of March 31, 2024:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Performance-based share units	$11,215	1.9
Restricted stock units	$12,531	2.3

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
6.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 31, 2024	DECEMBER 31, 2023
Prepaid expenses	$30,626	$26,674
Accounts receivable - gift cards, net	9,049	67,424
Accounts receivable - vendors, net	18,568	13,648
Accounts receivable - franchisees, net	3,371	3,671
Accounts receivable - other, net	19,901	18,100
Deferred gift card sales commissions	13,520	18,081
Other current assets, net	6,262	5,404
	$101,297	$153,002

7.          Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 31, 2024	DECEMBER 31, 2023
Accrued payroll and other compensation (1)	$73,614	$98,903
Accrued insurance	22,064	19,310
Other current liabilities	129,488	137,601
	$225,166	$255,814
________________
(1)During the thirteen weeks ended March 31, 2024, accrued payroll and other compensation decreased primarily due to timing of bonus payments and salary accruals.

8.    Long-term Debt, Net

Following is a summary of outstanding Long-term debt, net, as of the periods indicated:

	MARCH 31, 2024		DECEMBER 31, 2023
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)	$635,000	6.94%	$381,000	6.96%
2025 Notes (2)	20,724	5.00%	104,786	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Less: unamortized debt discount and issuance costs (2)	(3,946)		(5,067)
Long-term debt, net	$951,778		$780,719
________________
(1)Interest rate represents the weighted average interest rate as of the respective periods.
(2)During the thirteen weeks ended March 31, 2024, the Company repurchased $83.6 million of the 2025 Notes and as a result, wrote off $0.8 million of debt issuance costs. See Note 9 - Convertible Senior Notes for additional details.

Debt Covenants - As of March 31, 2024 and December 31, 2023, the Company was in compliance with its debt covenants.

9.    Convertible Senior Notes

2025 Notes - On February 29, 2024, the Company entered into exchange agreements (the “Exchange Agreements”) with certain holders (the “Noteholders”) of its 5.00% Convertible Senior Notes due 2025 (the “2025 Notes”). The Exchange Agreements provided for the Company to deliver and pay at the closing of the transactions on March 5, 2024, an aggregate of approximately 7.5 million shares of Common Stock and $3.3 million in cash, including

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
accrued interest, in exchange for $83.6 million in aggregate principal amount of the Company’s outstanding 2025 Notes (the “2025 Notes Partial Repurchase”). In connection with the 2025 Notes Partial Repurchase, the Company recognized a loss on extinguishment of debt of $135.8 million and recorded a $216.1 million increase to Additional paid-in capital during the thirteen weeks ended March 31, 2024.

In connection with dividends paid during the thirteen weeks ended March 31, 2024, the conversion rate for the Company’s remaining 2025 Notes decreased to approximately $11.05 per share, which represents 90.494 shares of common stock per $1,000 principal amount of the 2025 Notes, or a total of approximately 1.875 million shares.

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	MARCH 31, 2024	DECEMBER 31, 2023
Principal	$20,724	$104,786
Less: unamortized debt issuance costs (1)	(178)	(1,138)
Net carrying amount	$20,546	$103,648
________________
(1)During the thirteen weeks ended March 31, 2024, the Company wrote off $0.8 million of debt issuance costs as a result of the 2025 Notes Partial Repurchase.

Following is a summary of interest expense for the 2025 Notes by component for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024	MARCH 26, 2023
Coupon interest	$1,006	$1,313
Debt issuance cost amortization	158	195
Total interest expense (1)	$1,164	$1,508
________________
(1)The effective rate of the 2025 Notes over their expected life is 5.85%.

Based on the daily closing prices of the Company’s stock during the quarter ended March 31, 2024, the remaining holders of the 2025 Notes are eligible to convert their notes during the second quarter of 2024.

Convertible Note Hedge and Warrant Transactions - In connection with the 2025 Notes Partial Repurchase, on February 29, 2024, the Company entered into partial unwind agreements with certain financial institutions (the “Derivative Counterparties”) relating to a portion of the convertible note hedge transactions (the “Note Hedge Early Termination Agreements”) and a portion of the warrant transactions (the “Warrant Early Termination Agreements” and together with the Note Hedge Early Termination Agreements, the “Early Termination Agreements”) that were previously entered into by the Company in connection with the issuance of the 2025 Notes. Pursuant to the Early Termination Agreements, the Derivative Counterparties made a termination payment to the Company which consisted of approximately $118.2 million in cash and 0.3 million shares of common stock and the Company made a termination payment to the Derivative Counterparties in an aggregate amount of approximately $102.2 million in cash. In connection with the Note Hedge Early Termination Agreements and the Warrant Early Termination Agreements, the Company recorded a $126.5 million increase and a $102.2 million decrease, respectively, to Additional paid-in capital during the thirteen weeks ended March 31, 2024. The Company also recorded a $8.3 million increase to Accumulated deficit in connection with the Note Hedge Early Termination Agreements.

The remaining warrants have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the warrants. In connection with dividends paid during thirteen weeks ended March 31, 2024, the strike price for the remaining warrants decreased to $15.47.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
10.    Stockholders’ Equity

Share Repurchases - In February 2024, the Company’s Board of Directors (the “Board”) canceled the remaining $57.5 million under the Company’s former share repurchase authorization and approved a new $350.0 million share repurchase authorization (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program includes capacity above the Company’s normal repurchase activity to provide flexibility in retiring the 2025 Notes at or prior to their May 2025 maturity. The 2024 Share Repurchase Program will expire on August 13, 2025.

On March 1, 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”), in connection with the 2024 Share Repurchase Program, with Wells Fargo Bank, National Association (“Wells Fargo”) to repurchase $220.0 million of the Company’s common stock.

Under the ASR Agreement, the Company made an aggregate payment of $220.0 million to Wells Fargo and received an aggregate initial delivery of approximately 6.5 million shares of common stock on March 4, 2024, representing approximately 80% of the total shares that were estimated to be repurchased under the ASR Agreement based on the price per share of common stock as of that date. The exact number of shares the Company repurchased under the ASR Agreement was based generally on the average of the daily volume-weighted average price per share of common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. On April 23, 2024, the Company received 1.4 million additional shares of common stock from Wells Fargo in connection with the final settlement of the ASR Agreement.

The Company funded the payment under the ASR Agreement, together with the cash portion of the amounts payable under the Exchange Agreements, primarily with borrowings under the revolving credit facility and net proceeds from the Early Termination Agreements.

As of March 31, 2024, $130.0 million remained available for repurchase under the 2024 Share Repurchase Program. Following is a summary of the shares repurchased during fiscal year 2024:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
First fiscal quarter (1)	6,948	$27.13	$188,500
________________
(1)Excludes $0.4 million of fees recorded in Additional paid-in capital related to repurchases under the ASR Agreement. Also excludes $44.0 million paid in March 2024 for the repurchase of 1.4 million shares that settled on April 23, 2024 in connection with the ASR Agreement.

Dividends - The Company declared and paid dividends per share during fiscal year 2024 as follows:

(dollars in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.24	$21,075

In April 2024, the Board declared a quarterly cash dividend of $0.24 per share, payable on May 31, 2024 to shareholders of record at the close of business on May 20, 2024.

Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	MARCH 31, 2024	DECEMBER 31, 2023
Foreign currency translation adjustment	$(179,620)	$(177,689)
Unrealized gain (loss) on derivatives, net of tax	542	(615)
Accumulated other comprehensive loss	$(179,078)	$(178,304)

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Following are the components of Other comprehensive loss attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024	MARCH 26, 2023
Foreign currency translation adjustment	$(1,931)	$(1,134)

Change in fair value of derivatives, net of tax	1,435	—
Reclassification realized in Net (loss) income, net of tax	(278)	—
Gain on derivatives, net of tax	1,157	—
Other comprehensive loss attributable to Bloomin’ Brands	$(774)	$(1,134)

11.    Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk - In March 2024 and December 2023, OSI entered into 11 interest rate swap agreements with ten counterparties (the “Swap Transactions”) to manage its exposure to fluctuations in variable interest rates. The Swap Transactions have an aggregate notional amount of $375.0 million and include one and two-year tenors with the following terms:

NOTIONAL AMOUNT	WEIGHTED AVERAGE FIXED INTEREST RATE (1)	EFFECTIVE DATE	TERMINATION DATE
$100,000,000	4.92%	December 29, 2023	December 31, 2024
100,000,000	4.34%	December 29, 2023	December 31, 2025
175,000,000	4.40%	March 29, 2024	March 31, 2026
$375,000,000	4.52%
____________________
(1)The weighted average fixed interest rate excludes the term SOFR adjustment and interest rate spread described below.

In connection with the Swap Transactions, the Company effectively converted $375.0 million of its outstanding indebtedness from the Secured Overnight Financing Rate (“SOFR”), plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points to the weighted average fixed interest rates within the table above, plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points. The Swap Transactions have an embedded floor of minus 0.10%.

The Swap Transactions have been designated and qualify as cash flow hedges, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimated $1.6 million of interest income will be reclassified to Interest expense, net over the next 12 months related to the Company’s Swap Transactions.

The following table presents the fair value and classification of the Company’s swap agreements as of the periods indicated:

(dollars in thousands)	MARCH 31, 2024	DECEMBER 31, 2023	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - asset (1)	$1,574	$320	Other current assets, net

Interest rate swaps - liability	$—	$253	Accrued and other current liabilities
Interest rate swaps - liability	846	893	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$846	$1,146
____________________
(1)    See Note 13 - Fair Value Measurements for fair value discussion of the interest rate swaps.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 31, 2024, all counterparties to the interest rate swaps performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

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

12.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	MARCH 31, 2024	DECEMBER 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,087,286	$1,084,951
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	9,148	9,941
Total lease assets, net		$1,096,434	$1,094,892

Current operating lease liabilities	Current operating lease liabilities	$171,175	$175,442
Current finance lease liabilities	Accrued and other current liabilities	2,830	3,197
Non-current operating lease liabilities	Non-current operating lease liabilities	1,138,653	1,131,639
Non-current finance lease liabilities	Other long-term liabilities, net	7,072	7,414
Total lease liabilities		$1,319,730	$1,317,692
________________
(1)Net of accumulated amortization of $5.4 million and $4.7 million as of March 31, 2024 and December 31, 2023, respectively.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED
(dollars in thousands)		MARCH 31, 2024	MARCH 26, 2023
Operating lease cost (1)	Other restaurant operating	$45,804	$45,747
Variable lease cost	Other restaurant operating	2,560	1,724
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	788	488
Interest on lease liabilities	Interest expense, net	202	136
Sublease revenue	Franchise and other revenues	(1,748)	(1,708)
Lease costs, net		$47,606	$46,387
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.5 million and $3.0 million for the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively, which is included in General and administrative expense.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a summary of cash flow impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024	MARCH 26, 2023
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$49,883	$48,620

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	MARCH 31, 2024			DECEMBER 31, 2023
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$22,720	$22,720	$—	$12,837	$12,837	$—
Money market funds	16,178	16,178	—	11,083	11,083	—
Restricted cash equivalents:
Money market funds	—	—	—	2,854	2,854	—
Other current assets, net:
Derivative instruments - interest rate swaps	1,574	—	1,574	320	—	320
Total asset recurring fair value measurements	$40,472	$38,898	$1,574	$27,094	$26,774	$320

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$—	$—	$—	$253	$—	$253
Other long-term liabilities:
Derivative instruments - interest rate swaps	846	—	846	893	—	893
Total liability recurring fair value measurements	$846	$—	$846	$1,146	$—	$1,146

Fair value of each class of financial instruments is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of March 31, 2024 and December 31, 2023, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	MARCH 31, 2024		DECEMBER 31, 2023
(dollars in thousands)	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
Senior secured credit facility - revolving credit facility	$635,000	$635,000	$381,000	$381,000
2025 Notes	$20,724	$53,346	$104,786	$265,896
2029 Notes	$300,000	$278,517	$300,000	$277,809

14.    Income Taxes

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024	MARCH 26, 2023
(Loss) income before provision for income taxes	$(72,320)	$108,189
Provision for income taxes	$9,970	$14,761
Effective income tax rate	(13.8)%	13.6%

The effective income tax rate for the thirteen weeks ended March 31, 2024 includes the impact of nondeductible losses associated with the 2025 Notes Partial Repurchase which, relative to a pre-tax book loss during the quarter, resulted in a negative effective income tax rate.

On January 24, 2024, the Company’s Brazilian subsidiary received an unfavorable second level court ruling related to its ongoing litigation regarding its eligibility for tax exemptions under the Brazil tax legislation, that temporarily granted certain industries a 100% exemption from income tax (IRPJ and CSLL) and federal value added taxes (PIS and COFINS) for a five-year period. The Company will appeal this ruling, and believes that it will more likely than not prevail in this appeal and accordingly has not recorded any expense or liability for the disputed amounts.

In the U.S., a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce (Loss) income before provision for income taxes.

The effective income tax rate for the thirteen weeks ended March 31, 2024 was lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the benefit of FICA tax credits on certain tipped wages and the impact of nondeductible losses associated with the 2025 Notes Partial Repurchase which, relative to a pre-tax book loss during the quarter, resulted in a negative effective income tax rate.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
15.    Commitments and Contingencies

Litigation and Other Matters - The Company recorded reserves of $9.5 million and $13.3 million for certain of its outstanding legal proceedings as of March 31, 2024 and December 31, 2023, respectively, within Accrued and other current liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of March 31, 2024, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was $18.9 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of March 31, 2024 was $15.1 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements generally govern its ability to pursue and recover damages incurred. As of March 31, 2024 and December 31, 2023, the Company’s recorded contingent lease liability was $4.8 million and $5.3 million, respectively.

16.    Segment Reporting

The following is a summary of reporting segments:

REPORTABLE SEGMENT (1)	CONCEPT	GEOGRAPHIC LOCATION
U.S.	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International	Outback Steakhouse	Brazil, Hong Kong/China
	Carrabba’s Italian Grill (Abbraccio)	Brazil
_________________
(1)Includes franchise locations.

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Revenues for all segments include only transactions with customers and exclude intersegment revenues. Excluded from Income from operations for U.S. and international are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following tables summarize Total revenues, Depreciation and amortization, and Income from operations by segment for the periods indicated:

	THIRTEEN WEEKS ENDED MARCH 31, 2024
(dollars in thousands)	U.S.	INTERNATIONAL	CORPORATE	CONSOLIDATED
Total revenues	$1,043,104	$152,223	$—	$1,195,327
Depreciation and amortization	$39,968	$7,261	$2,053	$49,282
Income from operations	$97,484	$15,762	$(36,153)	$77,093

	THIRTEEN WEEKS ENDED MARCH 26, 2023
(dollars in thousands)	U.S.	INTERNATIONAL	CORPORATE	CONSOLIDATED
Total revenues	$1,092,996	$151,750	$—	$1,244,746
Depreciation and amortization	$38,163	$5,919	$2,220	$46,302
Income from operations	$133,243	$24,508	$(37,118)	$120,633

The following table is a reconciliation of segment income from operations to (Loss) income before provision for income taxes for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024	MARCH 26, 2023
Income from operations	$77,093	$120,633
Loss on extinguishment of debt	(135,797)	—
Interest expense, net	(13,616)	(12,444)
(Loss) income before provision for income taxes	$(72,320)	$108,189

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

(x)The impact of the strategic review process for our Brazil operations or any resulting action or inaction;

(xi)Our ability to comply with new corporate citizenship and sustainability reporting requirements and investor expectations or our failure to achieve any goals, targets or objectives that we establish with respect to corporate citizenship and sustainability matters;

(xii)Our ability to effectively respond to changes in patterns of consumer traffic, including by maintaining relationships with third party delivery apps and services, consumer tastes and dietary habits;

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

(xvii)Any impairment in the carrying value of our goodwill or other intangible or long-lived assets and its effect on our financial condition and results of operations; and

(xviii)Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of March 31, 2024, we owned and operated 1,162 restaurants and franchised 289 restaurants across 46 states, Guam and 13 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Overview - Our financial overview for the thirteen weeks ended March 31, 2024 includes the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of (1.6)% and (1.2)%, respectively;
•Decrease in Total revenues of (4.0)% as compared to the first quarter of 2023;
•Operating income and restaurant-level operating margins of 6.4% and 16.0%, respectively, as compared to 9.7% and 17.9%, respectively, for the first quarter of 2023;
•Operating income of $77.1 million as compared to $120.6 million in the first quarter of 2023; and
•Diluted loss per share of $(0.96) as compared to diluted earnings per share of $0.93 for the first quarter of 2023.

Reviewing Strategic Alternatives for Brazil Operations - On May 7, 2024, we announced that we are exploring and evaluating strategic alternatives for our Brazil operations that have the potential to maximize value for our shareholders, including but not limited to, a possible sale of the operations. The Board has retained BofA Securities, Inc. as its financial advisor.

We plan to proceed in a timely manner, but have not set a definitive timetable for completion of this process. There can be no assurance that this review will result in a transaction or other strategic alternative of any kind. We do not intend to make any further public comment regarding the review unless it determines that disclosure is appropriate or necessary.

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

•Restaurant-level operating margin, Income from operations, Net (loss) income and Diluted (loss) earnings per share—financial measures utilized to evaluate our operating performance.

Restaurant-level operating margin is a non-GAAP financial measure widely regarded in the industry as a useful metric to evaluate restaurant-level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes, overall and particularly within our two segments. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Food and beverage costs, Labor and other related expense and Other restaurant operating expense (including

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
advertising expenses) represent, in each case as such items are reflected in our Consolidated Statements of Operations and Comprehensive (Loss) Income. The following categories of revenue and operating expenses are not included in restaurant-level operating income and corresponding margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data - The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	MARCH 31, 2024	MARCH 26, 2023
U.S.
Outback Steakhouse
Company-owned	544	564
Franchised	125	127
Total	669	691
Carrabba’s Italian Grill
Company-owned	192	199
Franchised	18	19
Total	210	218
Bonefish Grill
Company-owned	162	172
Franchised	4	5
Total	166	177
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	65
Aussie Grill
Company-owned	4	7
Franchised	2	—
Total	6	7
U.S. total (1)	1,115	1,158
International
Company-owned
Outback Steakhouse - Brazil (2)	159	140
Other (2)(3)	37	36
Franchised
Outback Steakhouse - South Korea (1)	92	90
Other (3)	48	47
International total	336	313
System-wide total	1,451	1,471
System-wide total - Company-owned	1,162	1,183
System-wide total - Franchised	289	288
____________________
(1)Excludes four and 26 off-premises only kitchens as of March 31, 2024 and March 26, 2023, respectively. One location was Company-owned in the U.S. and all others were franchised in South Korea as of March 31, 2024 and March 26, 2023.
(2)The restaurant counts for Brazil, including Abbraccio and Aussie Grill restaurants within International Company-owned Other, are reported as of February 29, 2024 and February 28, 2023, respectively, to correspond with the balance sheet dates of this subsidiary.
(3)International Company-owned Other included two and four Aussie Grill locations as of March 31, 2024 and March 26, 2023, respectively. International Franchised Other included five and four Aussie Grill locations as of March 31, 2024 and March 26, 2023, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

REVENUES

Restaurant Sales - Following is a summary of the change in Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 26, 2023	$1,228.2
Change from:
Comparable restaurant sales (1)	(35.7)
Restaurant closures	(25.1)
Brazil value added tax exemptions (2)	(9.6)
Restaurant openings	14.3
Effect of foreign currency translation	7.4
For the period ended March 31, 2024	$1,179.5
________________
(1)The thirteen weeks ended March 26, 2023 included high-volume days between December 26th and December 31st and the thirteen weeks ended March 31, 2024 excluded these days. This shift had an estimated $16.5 million negative impact on comparable restaurant sales.
(2)Beginning in the fourth quarter of 2023, we are once again subject to the value added taxes for which we were previously exempt under the Brazil tax legislation. See Note 14 - Income Taxes of the Notes to Consolidated Financial Statements for details regarding value added tax exemptions in connection with Brazil tax legislation.

The decrease in Restaurant sales during the thirteen weeks ended March 31, 2024 was primarily due to: (i) lower comparable restaurant sales including the impact of the one-week shift in the fiscal calendar, (ii) the closure of 57 restaurants since December 25, 2022 and (iii) value added tax exemptions in Brazil during 2023. The decrease in Restaurant sales was partially offset by the opening of 53 new restaurants not included in our comparable restaurant sales base and the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

Average Restaurant Unit Volumes and Operating Weeks - Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 31, 2024	MARCH 26, 2023
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$83,012	$84,506
Carrabba’s Italian Grill	$72,325	$72,687
Bonefish Grill	$66,661	$70,146
Fleming’s Prime Steakhouse & Wine Bar	$115,580	$121,625
International
Outback Steakhouse - Brazil (1)	$61,578	$63,170
Operating weeks:
U.S.
Outback Steakhouse	7,205	7,358
Carrabba’s Italian Grill	2,550	2,587
Bonefish Grill	2,168	2,248
Fleming’s Prime Steakhouse & Wine Bar	832	845
International
Outback Steakhouse - Brazil	2,027	1,788
____________________
(1)Translated at average exchange rates of 4.92 and 5.21 for the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively. Excludes the benefit of the Brazil value added tax exemptions discussed in Note 14 - Income Taxes of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person (Decreases) Increases - Following is a summary of comparable restaurant sales, traffic and average check per person (decreases) increases for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 31, 2024 (1)	MARCH 26, 2023
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (2)
Outback Steakhouse	(1.2)%	4.9%
Carrabba’s Italian Grill	0.4%	6.7%
Bonefish Grill	(4.9)%	5.2%
Fleming’s Prime Steakhouse & Wine Bar	(2.0)%	3.6%
Combined U.S.	(1.6)%	5.1%
International
Outback Steakhouse - Brazil (3)(4)	(0.7)%	14.3%

Traffic:
U.S.
Outback Steakhouse	(4.2)%	(1.5)%
Carrabba’s Italian Grill	(2.9)%	1.7%
Bonefish Grill	(7.1)%	(0.5)%
Fleming’s Prime Steakhouse & Wine Bar	(5.0)%	0.2%
Combined U.S.	(4.3)%	(0.7)%
International
Outback Steakhouse - Brazil (3)	(3.7)%	2.2%

Average check per person (5):
U.S.
Outback Steakhouse	3.0%	6.4%
Carrabba’s Italian Grill	3.3%	5.0%
Bonefish Grill	2.2%	5.7%
Fleming’s Prime Steakhouse & Wine Bar	3.0%	3.4%
Combined U.S.	2.7%	5.8%
International
Outback Steakhouse - Brazil (3)	2.7%	11.6%
____________________
(1)For Q1 2024, comparable restaurant sales, traffic and average check per person compare the thirteen weeks from January 1, 2024 through March 31, 2024 to the thirteen weeks from January 2, 2023 through April 2, 2023.
(2)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(3)Excludes the effect of fluctuations in foreign currency rates and the benefit of the Brazil value added tax exemptions discussed in Note 14 - Income Taxes of the Notes to Consolidated Financial Statements.
(4)Includes trading day impact from calendar period reporting.
(5)Includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
COSTS AND EXPENSES

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Restaurant sales or Total revenues for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 31, 2024	MARCH 26, 2023
Revenues
Restaurant sales	98.7%	98.7%
Franchise and other revenues	1.3	1.3
Total revenues	100.0	100.0
Costs and expenses
Food and beverage (1)	30.3	31.3
Labor and other related (1)	29.1	27.8
Other restaurant operating (1)	24.6	23.0
Depreciation and amortization	4.1	3.7
General and administrative	5.6	5.3
Provision for impaired assets and restaurant closings	0.9	0.3
Total costs and expenses	93.6	90.3
Income from operations	6.4	9.7
Loss on extinguishment of debt	(11.4)	—
Interest expense, net	(1.1)	(1.0)
(Loss) income before provision for income taxes	(6.1)	8.7
Provision for income taxes	0.8	1.2
Net (loss) income	(6.9)	7.5
Less: net income attributable to noncontrolling interests	0.1	0.2
Net (loss) income attributable to Bloomin’ Brands	(7.0)%	7.3%
____________________
(1)As a percentage of Restaurant sales.

Thirteen weeks ended March 31, 2024 as compared to thirteen weeks ended March 26, 2023

Food and beverage cost decreased as a percentage of Restaurant sales primarily due to 1.3% from increases in average check per person driven by an increase in menu pricing and 0.7% from cost saving and productivity initiatives. These decreases were partially offset by increases as a percentage of Restaurant sales of 0.6% from commodity inflation and 0.4% from unfavorable product mix.

Labor and other related expense increased as a percentage of Restaurant sales primarily due to 2.0% from higher hourly and field management labor costs, primarily due to wage rate inflation, partially offset by a decrease of 0.5% from an increase in average check per person.

Other restaurant operating expense increased as a percentage of Restaurant sales primarily due to 0.9% from higher restaurant-level operating and supply expenses, primarily due to inflation, and 0.7% from higher advertising expense, partially offset by a decrease of 0.2% from certain cost saving and productivity initiatives.

Depreciation and amortization expense increased primarily due to restaurant development and technology projects, partially offset by a decrease due to restaurant closures under the 2023 Closure Initiative.

General and administrative expense increased primarily due to higher severance partially offset by a decrease in employee stock-based compensation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Provision for impaired assets and restaurant closings increased primarily due to charges in connection with the 2023 Closure Initiative within the U.S. segment.

Income from operations during the thirteen weeks ended March 31, 2024 includes a net operating margin decrease of approximately 0.3% attributable to the lapping of the 2023 Brazil value added tax exemptions (PIS and COFINS). See Note 14 - Income Taxes of the Notes to Consolidated Financial Statements for further discussion regarding Brazil tax legislation.

Loss on extinguishment of debt during the thirteen weeks ended March 31, 2024 was in connection with the 2025 Notes Partial Repurchase, which is described in further detail within Note 9 - Convertible Senior Notes of the Notes to Consolidated Financial Statements.

Provision for income taxes for the thirteen weeks ended March 31, 2024 includes the impact of nondeductible losses associated with the 2025 Notes Partial Repurchase which, relative to a pre-tax book loss during the quarter, resulted in a negative effective income tax rate.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Summary financial data - Following is a summary of financial data by segment for the periods indicated:

	U.S.		INTERNATIONAL
	THIRTEEN WEEKS ENDED		THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024	MARCH 26, 2023	MARCH 31, 2024	MARCH 26, 2023
Revenues
Restaurant sales	$1,030,896	$1,080,569	$148,591	$147,665
Franchise and other revenues	12,208	12,427	3,632	4,085
Total revenues	$1,043,104	$1,092,996	$152,223	$151,750
Income from operations	$97,484	$133,243	$15,762	$24,508
Operating income margin	9.3%	12.2%	10.4%	16.2%
Restaurant-level operating income	$161,976	$187,808	$27,157	$34,015
Restaurant-level operating margin	15.7%	17.4%	18.3%	23.0%

Restaurant sales - Following is a summary of the change in segment Restaurant sales for the period indicated:

U.S.		INTERNATIONAL
	THIRTEEN WEEKS ENDED		THIRTEEN WEEKS ENDED
(dollars in millions)		(dollars in millions)
For the period ended March 26, 2023	$1,080.6	For the period ended March 26, 2023	$147.6
Change from:		Change from:
Comparable restaurant sales (1)	(32.8)	Effect of foreign currency translation	7.4
Restaurant closures (2)	(24.5)	Restaurant openings (3)	6.7
Restaurant openings (3)	7.6	Brazil value added tax exemptions (4)	(9.6)
For the period ended March 31, 2024	$1,030.9	Comparable restaurant sales	(2.9)
		Restaurant closures (2)	(0.6)
		For the period ended March 31, 2024	$148.6
____________________
(1)Includes an estimated $16.5 million negative impact on comparable restaurant sales from a one-week shift in the fiscal calendar.
(2)Includes the restaurant sales impact from the closure of 55 U.S. and two international restaurants since December 25, 2022.
(3)Includes restaurant sales from 17 U.S. and 36 international new restaurants not included in our comparable restaurant sales base.
(4)Beginning in the fourth quarter of 2023, we are once again subject to the value added taxes for which we were previously exempt under the Brazil tax legislation. See Note 14 - Income Taxes of the Notes to Consolidated Financial Statements for details regarding value added tax exemptions in connection with Brazil tax legislation.

Income from operations

U.S. - The decrease in U.S. Income from operations generated during the thirteen weeks ended March 31, 2024 as compared to the thirteen weeks ended March 26, 2023 was primarily due to: (i) lower restaurant sales, as discussed above, (ii) higher labor, operating and commodity costs, primarily due to inflation, (iii) impairment and closure costs in connection with the 2023 Closure Initiative, (iv) higher advertising expense and (v) unfavorable product mix. These decreases were offset by an increase in average check per person and the impact of certain cost saving and productivity initiatives.

International - The decrease in international Income from operations generated during the thirteen weeks ended March 31, 2024 as compared to the thirteen weeks ended March 26, 2023 was primarily due to: (i) higher operating and labor costs, primarily due to inflation, (ii) lapping value added tax exemptions in Brazil during 2023, (iii) a decline in customer traffic and (iv) commodity inflation. These decreases were partially offset by an increase in average check per person.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Non-GAAP Financial Measures

Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations - The following table reconciles consolidated Income from operations and the corresponding margin to restaurant-level operating income and adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024	MARCH 26, 2023
Income from operations	$77,093	$120,633
Operating income margin	6.4%	9.7%
Less:
Franchise and other revenues	15,840	16,512
Plus:
Depreciation and amortization	49,282	46,302
General and administrative	66,776	65,804
Provision for impaired assets and restaurant closings	10,873	3,324
Restaurant-level operating income	$188,184	$219,551
Restaurant-level operating margin	16.0%	17.9%
Adjustments:
Asset impairments and closure-related costs (1)	434	—
Total restaurant-level operating income adjustments	434	—
Adjusted restaurant-level operating income	$188,618	$219,551
Adjusted restaurant-level operating margin	16.0%	17.9%
_________________
(1)Represents costs in connection with the 2023 Closure Initiative.

Segment Restaurant-level and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations - The following tables reconcile segment Income from operations and the corresponding margin to segment restaurant-level operating income and adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

U.S.	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024	MARCH 26, 2023
Income from operations	$97,484	$133,243
Operating income margin	9.3%	12.2%
Less:
Franchise and other revenues	12,208	12,427
Plus:
Depreciation and amortization	39,968	38,163
General and administrative	25,796	25,505
Provision for impaired assets and restaurant closings	10,936	3,324
Restaurant-level operating income	$161,976	$187,808
Restaurant-level operating margin	15.7%	17.4%
Adjustments:
Asset impairments and closure-related costs (1)	434	—
Total restaurant-level operating income adjustments	434	—
Adjusted restaurant-level operating income	$162,410	$187,808
Adjusted restaurant-level operating margin	15.8%	17.4%
_________________
(1)Represents costs in connection with the 2023 Closure Initiative.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

International	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024	MARCH 26, 2023
Income from operations	$15,762	$24,508
Operating income margin	10.4%	16.2%
Less:
Franchise and other revenues	3,632	4,085
Plus:
Depreciation and amortization	7,261	5,919
General and administrative	7,829	7,673
Provision for impaired assets and restaurant closings	(63)	—
Restaurant-level operating income	$27,157	$34,015
Restaurant-level operating margin	18.3%	23.0%

Adjusted Restaurant-level Operating Margin Non-GAAP Reconciliations (continued) - The following table presents the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 31, 2024		MARCH 26, 2023
	REPORTED	ADJUSTED (1)	REPORTED	ADJUSTED
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage	30.3%	30.3%	31.3%	31.3%
Labor and other related	29.1%	29.1%	27.8%	27.8%
Other restaurant operating	24.6%	24.6%	23.0%	23.0%

Restaurant-level operating margin	16.0%	16.0%	17.9%	17.9%
_________________
(1)See the Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations table above for details regarding the restaurant-level operating margin adjustments. All restaurant-level operating margin adjustments for the periods presented were recorded within Labor and other related expense.

Adjusted Income from Operations Non-GAAP Reconciliations - The following table reconciles Income from operations and the corresponding margin to adjusted income from operations and the corresponding margin for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024	MARCH 26, 2023
Income from operations	$77,093	$120,633
Operating income margin	6.4%	9.7%
Adjustments:
Total restaurant-level operating income adjustments (1)	434	—
Asset impairments and closure-related charges (2)	12,521	—
Total income from operations adjustments	12,955	—
Adjusted income from operations	$90,048	$120,633
Adjusted operating income margin	7.5%	9.7%
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted Net Income and Adjusted Diluted Earnings Per Share Non-GAAP Reconciliations - The following table reconciles Net (loss) income attributable to Bloomin’ Brands to adjusted net income and adjusted diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 31, 2024	MARCH 26, 2023
Net (loss) income attributable to Bloomin’ Brands	$(83,872)	$91,311
Adjustments:
Income from operations adjustments (1)	12,955	—
Loss on extinguishment of debt (2)	135,797	—
Total adjustments, before income taxes	148,752	—
Adjustment to provision for income taxes (3)	(1,366)	—
Net adjustments	147,386	—
Adjusted net income	$63,514	$91,311

Diluted (loss) earnings per share	$(0.96)	$0.93
Adjusted diluted earnings per share	$0.70	$0.98

Diluted weighted average common shares outstanding (4)	87,024	98,011
Adjusted diluted weighted average common shares outstanding (4)	91,055	93,180
_________________
(1)See the Adjusted Income from Operations Non-GAAP Reconciliations table above for details regarding Income from operations adjustments.
(2)Includes losses in connection with the 2025 Notes Partial Repurchase. See Note 9 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for additional details.
(3)Includes the tax effects of non-GAAP adjustments determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates for all periods presented. The primary difference between GAAP and adjusted effective income tax rates relates to certain non-deductible losses and other tax costs associated with the 2025 Notes Partial Repurchase.
(4)Due to a GAAP net loss, antidilutive securities are excluded from diluted weighted average common shares outstanding for the thirteen weeks ended March 31, 2024. However, considering the adjusted net income position, adjusted diluted weighted average common shares outstanding incorporates 4,031 dilutive securities, including 3,132 for outstanding warrants. Adjusted diluted weighted average common shares outstanding was calculated including the benefit of our convertible notes hedge.

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

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 31, 2024	MARCH 26, 2023
U.S.
Outback Steakhouse	$133	$136
Carrabba’s Italian Grill	12	13
Bonefish Grill	3	3
U.S. total	148	152
International
Outback Steakhouse - South Korea	82	94
Other (1)	24	27
International total	106	121
Total franchise sales	$254	$273
_________________
(1)Includes franchise sales for off-premises only kitchens in South Korea.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2024, we had $131.7 million in cash and cash equivalents, of which $57.5 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of March 31, 2024, we had aggregate undistributed foreign earnings of approximately $46.7 million that may be repatriated to the U.S. without additional material U.S. federal income tax. These amounts are not considered indefinitely reinvested in our foreign subsidiaries.

Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY			TOTAL CREDIT FACILITIES
(dollars in thousands)	REVOLVING CREDIT FACILITY	2025 NOTES	2029 NOTES
Balance as of December 31, 2023	$381,000	$104,786	$300,000	$785,786
2024 new debt	550,000	—	—	550,000
2024 payments	(296,000)	—	—	(296,000)
2024 conversions	—	(84,062)	—	(84,062)
Balance as of March 31, 2024	$635,000	$20,724	$300,000	$955,724

Interest rates, as of March 31, 2024 (1)	6.94%	5.00%	5.13%
Principal maturity date	April 2026	May 2025	April 2029
____________________
(1)Interest rate for revolving credit facility represents the weighted average interest rate as of March 31, 2024.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
As of March 31, 2024, we had $346.7 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $18.3 million.

Our credit agreement, as amended, contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. See Note 12 - Long-term Debt, Net in our Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

As of March 31, 2024 and December 31, 2023, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

2025 Notes Partial Repurchase - On February 29, 2024, we and the Noteholders entered into the Exchange Agreements in which the Noteholders agreed to exchange $83.6 million in aggregate principal amount of our outstanding 2025 Notes for approximately 7.5 million shares of our common stock and $3.3 million in cash, including accrued interest.

Convertible Note Hedge and Warrant Transactions - In connection with the 2025 Notes Partial Repurchase, we entered into the Early Termination Agreements with the Derivative Counterparties. Upon settlement, we received approximately $118.2 million in cash and 0.3 million shares of common stock from the Derivative Counterparties and paid $102.2 million in cash to the Derivative Counterparties during the thirteen weeks ended March 31, 2024.

See Note 9 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for additional details regarding the 2025 Notes Partial Repurchase and related Early Termination Agreements.

Use of Cash

Cash flows generated from operating activities and availability under our revolving credit facility are our principal sources of liquidity, which we use for operating expenses, development of new restaurants, remodeling or relocating older restaurants, investments in technology, dividend payments and share repurchases.

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

Dividends and Share Repurchases - In April 2024, our Board declared a quarterly cash dividend of $0.24 per share, payable on May 31, 2024. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

In February 2024, our Board canceled the remaining $57.5 million under our former share repurchase authorization and approved a new $350.0 million share repurchase authorization. The 2024 Share Repurchase Program includes capacity above our normal share repurchases activity to provide flexibility in retiring our 2025 Notes at or prior to their May 2025 maturity. The 2024 Share Repurchase Program will expire on August 13, 2025.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
On March 1, 2024, we entered into the ASR Agreement, in connection with our previously announced 2024 Share Repurchase Program, with Wells Fargo to repurchase $220.0 million of our common stock. Under the ASR Agreement, we made an aggregate payment of $220.0 million to Wells Fargo and received an aggregate initial delivery of approximately 6.5 million shares of common stock on March 4, 2024, representing approximately 80% of the total shares that are estimated to be repurchased under the ASR Agreement based on the price per share of common stock on that date. On April 23, 2024, we received 1.4 million additional shares of common stock from Wells Fargo in connection with the final settlement of the ASR Agreement.

See Note 10 - Stockholders’ Equity of the Notes to Consolidated Financial Statements for additional details regarding the ASR Agreement.

As of March 31, 2024, $130.0 million remained available for repurchase under the 2024 Share Repurchase Program.

Following is a summary of dividends and share repurchases from fiscal year 2023 through March 31, 2024:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2023	$83,742	$70,000	$153,742
First fiscal quarter 2024	21,075	188,500	209,575
Total (1)	$104,817	$258,500	$363,317
________________
(1)Excludes $44.0 million paid in March 2024 for the repurchase of 1.4 million shares that settled on April 23, 2024 in connection with the ASR Agreement. Also excludes $0.4 million of fees recorded in Additional paid-in capital related to repurchases under the ASR Agreement.

Summary of Cash Flows and Financial Condition

Cash Flows - The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024	MARCH 26, 2023
Net cash provided by operating activities	$73,786	$189,668
Net cash used in investing activities	(64,585)	(62,945)
Net cash provided by (used in) financing activities	8,758	(116,987)
Effect of exchange rate changes on cash and cash equivalents	(668)	(30)
Net increase in cash, cash equivalents and restricted cash	$17,291	$9,706

Operating Activities - The decrease in net cash provided by operating activities during the thirteen weeks ended March 31, 2024 as compared to the thirteen weeks ended March 26, 2023 was primarily due to changes in working capital and lower net earnings.

Financing Activities - The net cash provided by financing activities during the thirteen weeks ended March 31, 2024 was due to net draws on the revolving credit facility exceeding cash used to repurchase common stock and net cash received from the Early Termination Agreements. Net cash used in financing activities during thirteen weeks ended March 26, 2023 was primarily due to net repayments on our revolving credit facility.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	MARCH 31, 2024	DECEMBER 31, 2023
Current assets	$298,172	$343,314
Current liabilities	894,057	1,002,335
Working capital (deficit)	$(595,885)	$(659,021)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $320.0 million and $381.9 million as of March 31, 2024 and December 31, 2023, respectively, and (ii) current operating lease liabilities of $171.2 million and $175.4 million as of March 31, 2024 and December 31, 2023, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirteen weeks ended March 31, 2024 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in commodity prices, labor inflation and foreign currency exchange rates and interest rates. We believe that there have been no material changes in our market risk since December 31, 2023. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the thirteen weeks ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.
PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors,” in our 2023 Form 10-K which could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2023 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the 2025 Notes Partial Repurchase, which is described in further detail within Note 9 - Convertible Senior Notes of the Notes to the Consolidated Financial Statements, the Company delivered to the Noteholders an aggregate amount of 7,489,712 shares of common stock and $3.3 million in cash, including accrued interest, in exchange for $83.6 million in aggregate principal amount of the Company’s outstanding 2025 Notes. The 2025 Notes Partial Repurchase transaction closed on March 5, 2024.

During the thirteen weeks ended March 31, 2024, certain holders of our 2025 Notes elected to convert $0.5 million in aggregate principal amount of 2025 Notes for a combination of $0.5 million in cash and 26,031 shares of common stock. In connection with this conversion, we exercised our rights under certain convertible note hedge transactions and received a proportionate amount of our common stock during the thirteen weeks ended March 31, 2024.

The Company’s shares of common stock issued in connection with the 2025 Notes Partial Repurchase were not registered under the Securities Act, and were issued in reliance on exemptions from the registration requirements thereof provided by Section 4(a)(2) of the Securities Act in transactions by an issuer not involving a public offering. The Company’s shares of common stock issued in connection with the 2025 Notes conversion were not registered under the Securities Act, and were issued in reliance on exemptions from the registration requirements thereof provided by Sections 4(a)(2) and 3(a)(9) of the Securities Act.

There were no other sales of equity securities during the thirteen weeks ended March 31, 2024 that were not registered under the Securities Act.

Share Repurchases - The following table provides information regarding our purchases of common stock during the thirteen weeks ended March 31, 2024:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
January 1, 2024 through January 28, 2024	272,594	$26.08	272,594	$62,890,980
January 29, 2024 through February 25, 2024	199,967	$26.96	199,967	$57,500,724
February 26, 2024 through March 31, 2024	6,475,350	$27.18	6,475,350	$130,000,000
Total	6,947,911		6,947,911
____________________
(1)In February 2024, our Board cancelled the remaining $57.5 million under the former share repurchase authorization and approved a new share repurchase authorization of up to $350.0 million of our outstanding common stock as announced in our press release issued February 23, 2024 (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program will expire on August 13,

BLOOMIN’ BRANDS, INC.

2025. The remaining share repurchase authorization under the 2024 Share Repurchase Program as of March 31, 2024 gives effect to the full $220.0 million amount of our March 2024 accelerated share repurchase agreement, notwithstanding that final settlement occurred on April 23, 2024.

Item 5. Other Information

Rule 10b5-1 Trading Plans - During the thirteen weeks ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1	Agreement, dated as of January 2, 2024, by and among Bloomin’ Brands, Inc, Starboard Value LP and other parties set forth on the signature pages thereto	January 2, 2024, Form 8-K, Exhibit 10.1

10.2	Form of Accelerated Share Repurchase Confirmation	Filed herewith

10.3	Form of Exchange Agreement	Filed herewith

10.4*	Employment Offer Letter Agreement, dated as of April 3, 2024, between Bloomin’ Brands, Inc. and Michael Healy	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date:	May 8, 2024	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Philip Pace
Philip Pace Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

[Remainder of page intentionally left blank]