Form 10-Q
period 2024-06-30
Bloomin' Brands, Inc.
filed 2024-08-07
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 2, 2024, 84,969,654 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2024
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	JUNE 30, 2024	DECEMBER 31, 2023
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$117,919	$111,519
Restricted cash and cash equivalents	—	2,854
Inventories	74,081	75,939
Other current assets, net	108,211	153,002
Total current assets	300,211	343,314
Property, fixtures and equipment, net	1,056,469	1,031,922
Operating lease right-of-use assets	1,074,261	1,084,951
Goodwill	272,404	276,317
Intangible assets, net	439,532	442,985
Deferred income tax assets, net	164,941	159,405
Other assets, net	86,350	85,187
Total assets	$3,394,168	$3,424,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$178,201	$189,202
Current operating lease liabilities	169,397	175,442
Accrued and other current liabilities	210,657	255,814
Unearned revenue	309,015	381,877
Total current liabilities	867,270	1,002,335
Non-current operating lease liabilities	1,134,464	1,131,639
Long-term debt, net	1,001,982	780,719
Other long-term liabilities, net	100,759	97,385
Total liabilities	3,104,475	3,012,078
Commitments and contingencies (Note 16)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 85,776,033 and 86,968,536 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	858	870
Additional paid-in capital	1,309,482	1,115,387
Accumulated deficit	(834,926)	(528,831)
Accumulated other comprehensive loss	(188,606)	(178,304)
Total Bloomin’ Brands stockholders’ equity	286,808	409,122
Noncontrolling interests	2,885	2,881
Total stockholders’ equity	289,693	412,003
Total liabilities and stockholders’ equity	$3,394,168	$3,424,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Revenues
Restaurant sales	$1,103,565	$1,137,330	$2,283,052	$2,365,564
Franchise and other revenues	15,301	15,364	31,141	31,876
Total revenues	1,118,866	1,152,694	2,314,193	2,397,440
Costs and expenses
Food and beverage	336,063	351,226	693,892	735,440
Labor and other related	328,913	325,934	672,115	667,476
Other restaurant operating	280,821	273,338	571,093	556,265
Depreciation and amortization	49,525	47,565	98,807	93,867
General and administrative	61,152	63,358	127,928	129,162
Provision for impaired assets and restaurant closings	16,261	1,827	27,134	5,151
Total costs and expenses	1,072,735	1,063,248	2,190,969	2,187,361
Income from operations	46,131	89,446	123,224	210,079
Loss on extinguishment of debt	—	—	(135,797)	—
Interest expense, net	(14,802)	(12,961)	(28,418)	(25,405)
Income (loss) before provision for income taxes	31,329	76,485	(40,991)	184,674
Provision for income taxes	1,698	6,483	11,668	21,244
Net income (loss)	29,631	70,002	(52,659)	163,430
Less: net income attributable to noncontrolling interests	1,228	1,725	2,810	3,842
Net income (loss) attributable to Bloomin’ Brands	$28,403	$68,277	$(55,469)	$159,588

Net income (loss)	$29,631	$70,002	$(52,659)	$163,430
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,858)	4,502	(11,789)	3,368
Net gain on derivatives, net of tax	330	—	1,487	—
Comprehensive income (loss)	20,103	74,504	(62,961)	166,798
Less: comprehensive income attributable to noncontrolling interests	1,228	1,725	2,810	3,842
Comprehensive income (loss) attributable to Bloomin’ Brands	$18,875	$72,779	$(65,771)	$162,956

Earnings (loss) per share:
Basic	$0.33	$0.77	$(0.64)	$1.80
Diluted	$0.32	$0.70	$(0.64)	$1.63
Weighted average common shares outstanding:
Basic	86,688	88,559	86,856	88,838
Diluted	88,632	97,401	86,856	97,706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, March 31, 2024	87,811	$878	$1,290,765	$(809,880)	$(179,078)	$2,750	$305,435
Net income	—	—	—	28,403	—	1,228	29,631
Other comprehensive loss, net of tax	—	—	—	—	(9,528)	—	(9,528)
Cash dividends declared, $0.24 per common share	—	—	(20,762)	—	—	—	(20,762)
Repurchase and retirement of common stock, including excise tax of $151	(2,156)	(21)	38,319	(53,449)	—	—	(15,151)
Stock-based compensation	—	—	483	—	—	—	483
Common stock issued under stock plans (1)	121	1	677	—	—	—	678
Distributions to noncontrolling interests	—	—	—	—	—	(1,431)	(1,431)
Contributions from noncontrolling interests	—	—	—	—	—	338	338
Balance, June 30, 2024	85,776	$858	$1,309,482	$(834,926)	$(188,606)	$2,885	$289,693

Balance, December 31, 2023	86,969	$870	$1,115,387	$(528,831)	$(178,304)	$2,881	$412,003
Net (loss) income	—	—	—	(55,469)	—	2,810	(52,659)
Other comprehensive loss, net of tax	—	—	—	—	(10,302)	—	(10,302)
Cash dividends declared, $0.48 per common share	—	—	(41,837)	—	—	—	(41,837)
Repurchase and retirement of common stock, including excise tax of $151	(9,104)	(90)	(5,681)	(242,283)	—	—	(248,054)
Stock-based compensation	—	—	2,931	—	—	—	2,931
Common stock issued under stock plans (1)	711	7	(1,726)	—	—	—	(1,719)
Distributions to noncontrolling interests	—	—	—	—	—	(3,474)	(3,474)
Contributions from noncontrolling interests	—	—	—	—	—	668	668
Issuance of common stock from repurchase of convertible senior notes	7,489	74	216,078	—	—	—	216,152
Retirement of convertible senior note hedges	(289)	(3)	126,543	(8,343)	—	—	118,197
Retirement of warrants	—	—	(102,213)	—	—	—	(102,213)
Balance, June 30, 2024	85,776	$858	$1,309,482	$(834,926)	$(188,606)	$2,885	$289,693

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

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 30, 2024	JUNE 25, 2023
Cash flows provided by operating activities:
Net (loss) income	$(52,659)	$163,430
Adjustments to reconcile Net (loss) income to cash provided by operating activities:
Depreciation and amortization	98,807	93,867
Amortization of debt discounts and issuance costs	1,353	1,532
Amortization of deferred gift card sales commissions	12,661	13,180
Provision for impaired assets and restaurant closings	27,134	5,151
Non-cash operating lease costs	43,566	42,884
Stock-based compensation expense	2,931	8,042
Deferred income tax benefit	(6,293)	(1,164)
Loss on extinguishment of debt	135,797	—
Other, net	(2,060)	(3,515)
Change in assets and liabilities	(145,045)	(36,114)
Net cash provided by operating activities	116,192	287,293
Cash flows used in investing activities:
Capital expenditures	(131,504)	(142,153)
Other investments, net	286	1,502
Net cash used in investing activities	(131,218)	(140,651)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings on revolving credit facilities	860,000	448,000
Repayments of borrowings on revolving credit facilities	(556,000)	(513,000)
Repayments of finance lease obligations	(1,399)	(816)
Principal settlements and repurchase of convertible senior notes	(2,335)	(214)
Proceeds from retirement of convertible senior note hedges	118,197	—
Payments for retirement of warrants	(102,213)	—
(Payment of taxes) proceeds from share-based compensation, net	(1,719)	4,793
Distributions to noncontrolling interests	(3,474)	(4,640)
Contributions from noncontrolling interests	668	1,202
Purchase of noncontrolling interests	(100)	(100)
Repurchase of common stock	(247,500)	(36,435)
Cash dividends paid on common stock	(41,837)	(42,004)
Net cash provided by (used in) financing activities	22,288	(143,214)
Effect of exchange rate changes on cash and cash equivalents	(3,716)	631
Net increase in cash, cash equivalents and restricted cash	3,546	4,059
Cash, cash equivalents and restricted cash as of the beginning of the period	114,373	84,735
Cash, cash equivalents and restricted cash as of the end of the period	$117,919	$88,794
Supplemental disclosures of cash flow information:
Cash paid for interest	$29,812	$16,951
Cash paid for income taxes, net of refunds	$14,913	$15,356
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$47,846	$30,249
Leased assets obtained in exchange for new finance lease liabilities	$7	$5,367
(Decrease) increase in liabilities from the acquisition of property, fixtures and equipment	$(258)	$7,522
Shares issued on settlement of convertible senior notes	$216,152	$—
Shares received and retired on exercise of call option under bond hedge upon settlement of convertible senior notes	$(8,346)	$—

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

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors,” which requires registrants to include climate-related disclosures in their annual reports, including, but not limited to, material Scope 1 and Scope 2 greenhouse gas emissions, climate-related financial metrics, and governance, oversight and risk management processes for material climate-related risks in their audited financial statements. The final rule also requires certain disclosures regarding expenses incurred in relation to severe weather events and other natural conditions. The disclosure requirements are first effective for the Company beginning with the 2026 Form 10-K. In April 2024, the SEC voluntarily stayed the final rule due to pending legal challenges. The Company is currently evaluating the impact this rule will have on its disclosures.

Recent accounting guidance not discussed herein is not applicable, did not have or is not expected to have a material impact to the Company.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
2.    Revenue Recognition

The following tables include the disaggregation of Restaurant sales and franchise revenues by restaurant concept and major international market for the periods indicated:

	THIRTEEN WEEKS ENDED
	JUNE 30, 2024		JUNE 25, 2023
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$562,904	$8,076	$576,989	$8,219
Carrabba’s Italian Grill	174,576	752	176,666	758
Bonefish Grill	134,279	128	143,458	95
Fleming’s Prime Steakhouse & Wine Bar	88,390	—	92,851	—
Other	1,939	18	3,474	10
U.S. total	962,088	8,974	993,438	9,082
International
Outback Steakhouse - Brazil (1)	118,357	—	119,295	—
Other (1)(2)	23,120	3,142	24,597	3,486
International total	141,477	3,142	143,892	3,486
Total	$1,103,565	$12,116	$1,137,330	$12,568

	TWENTY-SIX WEEKS ENDED
	JUNE 30, 2024		JUNE 25, 2023
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$1,166,517	$16,396	$1,205,172	$16,763
Carrabba’s Italian Grill	359,005	1,488	364,708	1,553
Bonefish Grill	278,782	288	301,147	266
Fleming’s Prime Steakhouse & Wine Bar	184,552	—	195,624	—
Other	4,128	56	7,356	25
U.S. total	1,992,984	18,228	2,074,007	18,607
International
Outback Steakhouse - Brazil (1)	243,194	—	241,311	—
Other (1)(2)	46,874	6,698	50,246	7,484
International total	290,068	6,698	291,557	7,484
Total	$2,283,052	$24,926	$2,365,564	$26,091
________________
(1)Includes $9.6 million and $19.2 million of Restaurant sales during the thirteen and twenty-six weeks ended June 25, 2023, respectively, in connection with value added tax exemptions resulting from Brazil tax legislation. See Note 15 - Income Taxes for details regarding the Brazil tax legislation.
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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	JUNE 30, 2024	DECEMBER 31, 2023
Other current assets, net
Deferred gift card sales commissions	$12,650	$18,081

Unearned revenue
Deferred gift card revenue	$300,590	$374,274
Deferred loyalty revenue	6,461	5,664
Deferred franchise fees - current	460	473
Other	1,504	1,466
Total Unearned revenue	$309,015	$381,877

Other long-term liabilities, net
Deferred franchise fees - non-current	$3,896	$4,036

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Balance, beginning of the period	$13,520	$13,403	$18,081	$17,755
Deferred gift card sales commissions amortization	(5,163)	(5,383)	(12,661)	(13,180)
Deferred gift card sales commissions capitalization	4,942	5,340	8,856	9,743
Other	(649)	(666)	(1,626)	(1,624)
Balance, end of the period	$12,650	$12,694	$12,650	$12,694

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Balance, beginning of the period	$312,283	$314,096	$374,274	$386,495
Gift card sales	59,336	65,338	105,945	118,343
Gift card redemptions	(66,854)	(70,175)	(169,324)	(188,458)
Gift card breakage	(4,175)	(4,317)	(10,305)	(11,438)
Balance, end of the period	$300,590	$304,942	$300,590	$304,942

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
3.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 30, 2024
Impairment losses
U.S. (1)	$—	$1,852
International (2)	14,048	14,048
Total impairment losses	$14,048	$15,900
Restaurant closure charges
U.S. (1)	$2,135	$11,219
International (2)	78	15
Total restaurant closure charges	2,213	11,234
Provision for impaired assets and restaurant closings	$16,261	$27,134
________________
(1)Primarily includes charges in connection with the 2023 Restaurant Closures, as discussed below.
(2)Primarily includes charges in connection with the Q2 2024 decision to close nine restaurants in Hong Kong.

2023 Restaurant Closures - During the fourth quarter of 2023, the Company closed three U.S. and two international Aussie Grill restaurants and made the decision to close 36 predominantly older, underperforming U.S. restaurants (the “2023 Restaurant Closures”). Following is a summary of expenses recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the period indicated (dollars in thousands):

DESCRIPTION	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	TWENTY-SIX WEEKS ENDED
		JUNE 30, 2024
Asset impairments and closure charges	Provision for impaired assets and restaurant closings	$11,714
Severance and other expenses	General and administrative	2,974
Closure-related labor costs	Labor and other related	434
Total (1)		$15,122
________________
(1)During the fourth quarter of 2023, the Company recognized $32.4 million of net charges in connection with the 2023 Restaurant Closures.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
4.    Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Net income (loss) attributable to Bloomin’ Brands	$28,403	$68,277	$(55,469)	$159,588

Basic weighted average common shares outstanding	86,688	88,559	86,856	88,838

Effect of dilutive securities:
Stock options	204	395	—	398
Nonvested restricted stock units	86	132	—	201
Nonvested performance-based share units	—	—	—	143
Convertible senior notes (1)	1,005	5,002	—	4,917
Warrants (1)	649	3,313	—	3,209
Diluted weighted average common shares outstanding	88,632	97,401	86,856	97,706

Basic earnings (loss) per share	$0.33	$0.77	$(0.64)	$1.80
Diluted earnings (loss) per share	$0.32	$0.70	$(0.64)	$1.63
________________
(1)During the twenty-six weeks ended June 30, 2024, the Company repurchased $83.6 million of the convertible notes due in 2025 and settled the corresponding portion of the related note hedges and warrants (the “2025 Notes Partial Repurchase”).

Share-based compensation-related weighted average securities outstanding not included in the computation of earnings (loss) per share because their effect was antidilutive were as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(shares in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Stock options	324	689	451	707
Nonvested restricted stock units	55	21	199	70
Nonvested performance-based share units	619	581	543	463

5.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Performance-based share units (1)	$(1,556)	$2,297	$(1,063)	$3,220
Restricted stock units	2,021	1,985	3,958	3,948
Stock options	—	835	—	835
Total stock-based compensation expense, net of capitalized expense	$465	$5,117	$2,895	$8,003
________________
(1)The thirteen and twenty-six weeks ended June 30, 2024 include a cumulative life-to-date adjustment to decrease expense for PSUs granted in fiscal year 2023 based on updated assumptions regarding the criteria set forth in the award agreements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents a summary of the Company’s performance-based share units (“PSUs”) activity:

(in thousands, except per unit data)	PERFORMANCE-BASED SHARE UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT	AGGREGATE INTRINSIC VALUE (1)
Outstanding as of December 31, 2023	818	$26.92	$23,026
Granted	290	$27.26
Performance adjustment (2)	237	$25.40
Vested	(473)	$25.40
Forfeited	(86)	$27.57
Outstanding as of June 30, 2024	786	$27.43	$15,107
Expected to vest as of June 30, 2024 (3)	288		$5,543
________________
(1)Based on the $28.15 and $19.23 share price of the Company’s common stock on December 29, 2023 and June 28, 2024, the last trading day of the year ended December 31, 2023 and twenty-six weeks ended June 30, 2024, respectively.
(2)Represents adjustment to 200% payout for PSUs granted during 2021.
(3)Estimated number of units to be issued upon the vesting of outstanding PSUs based on Company performance projections of performance criteria set forth in the 2022, 2023 and 2024 PSU award agreements.

Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the periods indicated:

	TWENTY-SIX WEEKS ENDED
	JUNE 30, 2024	JUNE 25, 2023
Assumptions:
Risk-free interest rate (1)	4.37%	4.26%
Dividend yield (2)	3.49%	3.47%
Volatility (3)	51.41%	51.02%

Grant date fair value per unit (4)	$27.26	$29.01
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term.
(3)Based on the historical volatility of the Company’s stock over the last seven years.
(4)Represents a discount below and a premium above the grant date per share value of the Company’s common stock for the relative total shareholder return modifier of (1.6)% and 2.7% during the twenty-six weeks ended June 30, 2024 and June 25, 2023, respectively.

The following represents unrecognized stock-based compensation expense and the remaining weighted average recognition period as of June 30, 2024:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE RECOGNITION PERIOD (in years)
Performance-based share units	$6,976	2.7
Restricted stock units	$12,302	2.1

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
6.    Other Current Assets, Net

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 30, 2024	DECEMBER 31, 2023
Prepaid expenses	$32,186	$26,674
Accounts receivable - gift cards, net	13,861	67,424
Accounts receivable - vendors, net	19,298	13,648
Accounts receivable - franchisees, net	3,321	3,671
Accounts receivable - other, net	19,344	18,100
Deferred gift card sales commissions	12,650	18,081
Other current assets, net	7,551	5,404
	$108,211	$153,002

7.    Goodwill and Intangible Assets, Net

Annual Goodwill and Intangible Assets Impairment Assessment - The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during its second fiscal quarter. The Company’s 2024 assessment was qualitative and the 2023 assessment was quantitative. In connection with these assessments, the Company did not record any impairment charges.

8.          Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 30, 2024	DECEMBER 31, 2023
Accrued payroll and other compensation	$78,729	$98,903
Accrued insurance	17,434	19,310
Other current liabilities	114,494	137,601
	$210,657	$255,814

9.    Long-term Debt, Net

Following is a summary of outstanding Long-term debt, net, as of the periods indicated:

	JUNE 30, 2024		DECEMBER 31, 2023
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)	$685,000	6.96%	$381,000	6.96%
2025 Notes (2)	20,724	5.00%	104,786	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Less: unamortized debt discount and issuance costs (2)	(3,742)		(5,067)
Long-term debt, net	$1,001,982		$780,719
________________
(1)Interest rate represents the weighted average interest rate as of the respective periods.
(2)During the twenty-six weeks ended June 30, 2024, the Company repurchased $83.6 million of the 2025 Notes and as a result, wrote off $0.8 million of debt issuance costs. See Note 10 - Convertible Senior Notes for additional details.

Debt Covenants - As of June 30, 2024 and December 31, 2023, the Company was in compliance with its debt covenants.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
10.    Convertible Senior Notes

2025 Notes - On February 29, 2024, the Company entered into exchange agreements (the “Exchange Agreements”) with certain holders (the “Noteholders”) of its 5.00% Convertible Senior Notes due 2025 (the “2025 Notes”). The Exchange Agreements provided for the Company to deliver and pay at the closing of the transactions on March 5, 2024, an aggregate of approximately 7.5 million shares of its common stock and $3.3 million in cash, including accrued interest, in exchange for $83.6 million in aggregate principal amount of the Company’s outstanding 2025 Notes (the “2025 Notes Partial Repurchase”). In connection with the 2025 Notes Partial Repurchase, the Company recognized a loss on extinguishment of debt of $135.8 million and recorded a $216.1 million increase to Additional paid-in capital during the twenty-six weeks ended June 30, 2024.

In connection with dividends paid during the twenty-six weeks ended June 30, 2024, the conversion rate for the Company’s remaining 2025 Notes decreased to approximately $10.94 per share, which represents 91.403 shares of common stock per $1,000 principal amount of the 2025 Notes, or a total of approximately 1.894 million shares.

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	JUNE 30, 2024	DECEMBER 31, 2023
Principal	$20,724	$104,786
Less: unamortized debt issuance costs (1)	(138)	(1,138)
Net carrying amount	$20,586	$103,648
________________
(1)During the twenty-six weeks ended June 30, 2024, the Company wrote off $0.8 million of debt issuance costs as a result of the 2025 Notes Partial Repurchase.

Following is a summary of interest expense for the 2025 Notes by component for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Coupon interest	$259	$1,310	$1,265	$2,622
Debt issuance cost amortization	40	198	198	394
Total interest expense (1)	$299	$1,508	$1,463	$3,016
________________
(1)The effective rate of the 2025 Notes over their expected life is 5.85%. The decrease in interest expense during the thirteen and twenty-six weeks ended June 30, 2024 relates to the 2025 Notes Partial Repurchase in February 2024.

Based on the daily closing prices of the Company’s stock during the quarter ended June 30, 2024, the remaining holders of the 2025 Notes are eligible to convert their notes during the third quarter of 2024.

Convertible Note Hedge and Warrant Transactions - In connection with the 2025 Notes Partial Repurchase, on February 29, 2024, the Company entered into partial unwind agreements with certain financial institutions (the “Derivative Counterparties”) relating to a portion of the convertible note hedge transactions (the “Note Hedge Early Termination Agreements”) and a portion of the warrant transactions (the “Warrant Early Termination Agreements” and together with the Note Hedge Early Termination Agreements, the “Early Termination Agreements”) that were previously entered into by the Company in connection with the issuance of the 2025 Notes. Pursuant to the Early Termination Agreements, the Derivative Counterparties made a termination payment to the Company which consisted of approximately $118.2 million in cash and 0.3 million shares of common stock, and the Company made a termination payment to the Derivative Counterparties in an aggregate amount of approximately $102.2 million in cash. In connection with the Note Hedge Early Termination Agreements and the Warrant Early Termination Agreements, the Company recorded a $126.5 million increase and a $102.2 million decrease, respectively, to Additional paid-in capital during the twenty-six weeks ended June 30, 2024. The Company also recorded an $8.3 million increase to Accumulated deficit in connection with the Note Hedge Early Termination Agreements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The remaining warrants have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the warrants. In connection with dividends paid during twenty-six weeks ended June 30, 2024, the strike price for the remaining warrants decreased to $15.32.

11.    Stockholders’ Equity

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

Under the ASR Agreement, the Company made an aggregate payment of $220.0 million to Wells Fargo and received an aggregate initial delivery of approximately 6.5 million shares of common stock on March 4, 2024, representing approximately 80% of the total shares that were estimated to be repurchased under the ASR Agreement based on the price per share of common stock as of that date. The $176.0 million fair value of the initial shares received was recorded as a reduction to Accumulated deficit and the par value from Common stock, with the remaining $44.0 million recorded within Additional paid-in capital during the thirteen weeks ended March 31, 2024. The exact number of shares the Company repurchased under the ASR Agreement was based generally on the average of the daily volume-weighted average price per share of common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. On April 23, 2024, the Company received 1.4 million additional shares of common stock from Wells Fargo in connection with the final settlement of the ASR Agreement. In connection with the settlement, the Company reduced Accumulated deficit and the par value from Common stock by an aggregate of $38.3 million based on the fair value of the shares delivered on the date of settlement, with an offset of $38.3 million within Additional paid-in capital during the thirteen weeks ended June 30, 2024.

The Company funded the payment under the ASR Agreement, together with the cash portion of the amounts payable under the Exchange Agreements, primarily with borrowings under the revolving credit facility and net proceeds from the Early Termination Agreements.

As of June 30, 2024, $115.0 million remained available for repurchase under the 2024 Share Repurchase Program. Following is a summary of the shares repurchased during fiscal year 2024:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
First fiscal quarter	6,948	$27.13	$188,500
Second fiscal quarter (1)	2,156	$27.36	59,000
Total common stock repurchases (2)	9,104	$27.18	$247,500
________________
(1)Includes $44.0 million of share repurchases in connection with the ASR Agreement that settled during the thirteen weeks ended June 30, 2024.
(2)Excludes $0.4 million of fees recorded in Accumulated deficit related to repurchases under the ASR Agreement. Subsequent to June 30, 2024, the Company repurchased 823 thousand shares of its common stock for $15.6 million under the 2024 Share Repurchase Program through August 2, 2024 under a Rule 10b5-1 plan.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Dividends - The Company declared and paid dividends per share during fiscal year 2024 as follows:

(dollars in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.24	$21,075
Second fiscal quarter	0.24	20,762
Total cash dividends declared and paid	$0.48	$41,837

In July 2024, the Board declared a quarterly cash dividend of $0.24 per share, payable on September 4, 2024 to shareholders of record at the close of business on August 20, 2024.

Accumulated Other Comprehensive Loss (“AOCL”) - Following are the components of AOCL as of the periods indicated:

(dollars in thousands)	JUNE 30, 2024	DECEMBER 31, 2023
Foreign currency translation adjustment	$(189,478)	$(177,689)
Unrealized gain (loss) on derivatives, net of tax	872	(615)
Accumulated other comprehensive loss	$(188,606)	$(178,304)

Following are the components of Other comprehensive (loss) income attributable to Bloomin’ Brands for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Foreign currency translation adjustment	$(9,858)	$4,502	$(11,789)	$3,368

Change in fair value of derivatives, net of tax	898	—	2,333	—
Reclassification realized in Net income (loss), net of tax	(568)	—	(846)	—
Gain on derivatives, net of tax	330	—	1,487	—
Other comprehensive (loss) income attributable to Bloomin’ Brands	$(9,528)	$4,502	$(10,302)	$3,368

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

In connection with the Swap Transactions, the Company effectively converted $375.0 million of its outstanding indebtedness from the Secured Overnight Financing Rate (“SOFR”), plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points, to the weighted average fixed interest rates within the table above, plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points. The Swap Transactions have an embedded floor of minus 0.10%.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The Swap Transactions have been designated and qualify as cash flow hedges, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $1.6 million of interest income will be reclassified to Interest expense, net over the next 12 months related to the Company’s Swap Transactions.

The following table presents the fair value and classification of the Company’s swap agreements as of the periods indicated:

(dollars in thousands)	JUNE 30, 2024	DECEMBER 31, 2023	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - asset (1)	$1,591	$320	Other current assets, net

Interest rate swaps - liability	$—	$253	Accrued and other current liabilities
Interest rate swaps - liability	420	893	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$420	$1,146
____________________
(1)    See Note 14 - Fair Value Measurements for fair value discussion of the interest rate swaps.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of June 30, 2024, all counterparties to the Swap Transactions performed in accordance with their contractual obligations.

The Swap Transactions contain provisions whereby the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness.

As of December 31, 2023, the fair value of the Swap Transactions was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $0.8 million. As of December 31, 2023, the Company has not posted any collateral related to the Swap Transactions. If the Company had breached any of these provisions as of December 31, 2023, it could have been required to settle its obligations under the Swap Transactions at their termination value of $0.8 million.

13.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	JUNE 30, 2024	DECEMBER 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,074,261	$1,084,951
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	8,338	9,941
Total lease assets, net		$1,082,599	$1,094,892

Current operating lease liabilities	Current operating lease liabilities	$169,397	$175,442
Current finance lease liabilities	Accrued and other current liabilities	2,437	3,197
Non-current operating lease liabilities	Non-current operating lease liabilities	1,134,464	1,131,639
Non-current finance lease liabilities	Other long-term liabilities, net	6,725	7,414
Total lease liabilities		$1,313,023	$1,317,692
________________
(1)Net of accumulated amortization of $6.1 million and $4.7 million as of June 30, 2024 and December 31, 2023, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)		JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Operating lease cost (1)	Other restaurant operating	$45,131	$46,237	$90,935	$91,984
Variable lease cost	Other restaurant operating	2,222	1,629	4,782	3,353
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	779	549	1,567	1,037
Interest on lease liabilities	Interest expense, net	188	174	390	310
Sublease revenue	Franchise and other revenues	(1,845)	(1,635)	(3,593)	(3,343)
Lease costs, net		$46,475	$46,954	$94,081	$93,341
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.7 million and $3.0 million for the thirteen weeks ended June 30, 2024 and June 25, 2023, respectively, and $7.2 million and $6.0 million for the twenty-six weeks ended June 30, 2024 and June 25, 2023, respectively, which is included in General and administrative expense.

The following table is a summary of cash flow impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$99,566	$97,804

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	JUNE 30, 2024			DECEMBER 31, 2023
(dollars in thousands)	TOTAL	LEVEL 1	LEVEL 2	TOTAL	LEVEL 1	LEVEL 2
Assets:
Cash equivalents:
Fixed income funds	$22,305	$22,305	$—	$12,837	$12,837	$—
Money market funds	15,992	15,992	—	11,083	11,083	—
Restricted cash equivalents:
Money market funds	—	—	—	2,854	2,854	—
Other current assets, net:
Derivative instruments - interest rate swaps	1,591	—	1,591	320	—	320
Total asset recurring fair value measurements	$39,888	$38,297	$1,591	$27,094	$26,774	$320

Liabilities:
Accrued and other current liabilities:
Derivative instruments - interest rate swaps	$—	$—	$—	$253	$—	$253
Other long-term liabilities:
Derivative instruments - interest rate swaps	420	—	420	893	—	893
Total liability recurring fair value measurements	$420	$—	$420	$1,146	$—	$1,146

Fair value of each class of financial instruments is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Fixed income funds and Money market funds	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps. Fair value measurements are based on the contractual terms of the derivatives and observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of June 30, 2024 and December 31, 2023, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	JUNE 30, 2024		DECEMBER 31, 2023
(dollars in thousands)	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
Senior secured credit facility - revolving credit facility	$685,000	$685,000	$381,000	$381,000
2025 Notes	$20,724	$35,958	$104,786	$265,896
2029 Notes	$300,000	$270,342	$300,000	$277,809

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
15.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Income (loss) before provision for income taxes	$31,329	$76,485	$(40,991)	$184,674
Provision for income taxes	$1,698	$6,483	$11,668	$21,244
Effective income tax rate	5.4%	8.5%	(28.5)%	11.5%

The effective income tax rate for the thirteen weeks ended June 30, 2024 decreased by 3.1 percentage points as compared to the thirteen weeks ended June 25, 2023 as a result of lower forecasted annual pre-tax book income for the thirteen weeks ended June 30, 2024 relative to the prior quarter in 2024.

The effective income tax rate for the twenty-six weeks ended June 30, 2024 includes the impact of nondeductible losses associated with the 2025 Notes Partial Repurchase which, relative to a pre-tax book loss during the period, resulted in a negative effective income tax rate.

On January 24, 2024, the Company’s Brazilian subsidiary received an unfavorable second level court ruling related to its ongoing litigation regarding its eligibility for tax exemptions under the Brazil tax legislation. This legislation temporarily granted certain industries a 100% exemption from income tax (IRPJ and CSLL) and federal value added taxes (PIS and COFINS). The Company claimed this benefit for the periods between September 2022 and December 2023. The Company is appealing this ruling and in connection with the appeal made a cash judicial deposit of $42.9 million in July 2024 which was recorded in Other assets, net, on the Company’s Consolidated Balance Sheet. The Company believes that it will more likely than not prevail in this appeal and, accordingly, has not recorded any expense or liability for the disputed amounts.

During the second quarter of 2024, Brazil enacted new tax legislation that temporarily grants certain industries a 100% exemption from income tax (IRPJ and CSLL) for the periods between May 23, 2024 and December 2024 and 100% exemption from federal value added taxes (PIS and COFINS) for the periods between May 23, 2024 and December 2026. The Company applied for this exemption and was approved by the Brazilian tax authorities. The Company’s estimated annual effective income tax rate for the thirteen and twenty-six weeks ended June 30, 2024 includes the benefit expected from this legislation. The new Brazil tax legislation also established a country-wide limitation to the total benefits that will be granted under this law. The exemption from value added taxes could end before December 2026 due to this country-wide limitation.

In the U.S., a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce Income before provision for income taxes.

The effective income tax rate for the thirteen weeks ended June 30, 2024 was lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the benefit of FICA tax credits on certain tipped wages and the temporary reduction in the Brazilian income tax rate from 34% to 0% under the new Brazil tax legislation.

The effective income tax rate for the twenty-six weeks ended June 30, 2024 was lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the impact of nondeductible losses associated with the 2025 Notes Partial Repurchase which, relative to a pre-tax book loss during the period, resulted in a negative effective income tax rate.

The effective income tax rates for the thirteen and twenty-six weeks ended June 25, 2023 were lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the benefit of FICA tax credits on certain tipped wages, benefits of Brazil tax legislation that include a temporary reduction in the Brazilian income tax rate from 34% to 0%, and the revaluation of Brazilian deferred tax assets and liabilities.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
16.    Commitments and Contingencies

Litigation and Other Matters - The Company recorded reserves of $5.4 million and $13.3 million for certain of its outstanding legal proceedings as of June 30, 2024 and December 31, 2023, respectively, within Accrued and other current liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of June 30, 2024, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was $12.3 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of June 30, 2024 was $9.8 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements generally govern its ability to pursue and recover damages incurred. As of June 30, 2024 and December 31, 2023, the Company’s recorded contingent lease liability was $2.3 million and $5.3 million, respectively.

17.    Segment Reporting

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following tables summarize Total revenues, Depreciation and amortization, and Income (loss) from operations by segment for the periods indicated:

	THIRTEEN WEEKS ENDED JUNE 30, 2024
(dollars in thousands)	U.S.	INTERNATIONAL	CORPORATE	CONSOLIDATED
Total revenues	$974,173	$144,693	$—	$1,118,866
Depreciation and amortization	$40,616	$6,695	$2,214	$49,525
Income (loss) from operations	$79,677	$(874)	$(32,672)	$46,131

	THIRTEEN WEEKS ENDED JUNE 25, 2023
(dollars in thousands)	U.S.	INTERNATIONAL	CORPORATE	CONSOLIDATED
Total revenues	$1,005,229	$147,465	$—	$1,152,694
Depreciation and amortization	$39,375	$6,126	$2,064	$47,565
Income (loss) from operations	$103,008	$20,486	$(34,048)	$89,446

	TWENTY-SIX WEEKS ENDED JUNE 30, 2024
(dollars in thousands)	U.S.	INTERNATIONAL	CORPORATE	CONSOLIDATED
Total revenues	$2,017,277	$296,916	$—	$2,314,193
Depreciation and amortization	$80,584	$13,956	$4,267	$98,807
Income (loss) from operations	$177,161	$14,888	$(68,825)	$123,224

	TWENTY-SIX WEEKS ENDED JUNE 25, 2023
(dollars in thousands)	U.S.	INTERNATIONAL	CORPORATE	CONSOLIDATED
Total revenues	$2,098,225	$299,215	$—	$2,397,440
Depreciation and amortization	$77,538	$12,045	$4,284	$93,867
Income (loss) from operations	$236,251	$44,994	$(71,166)	$210,079

The following table is a reconciliation of segment income from operations to Income (loss) before provision for income taxes for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Income from operations	$46,131	$89,446	$123,224	$210,079
Loss on extinguishment of debt	—	—	(135,797)	—
Interest expense, net	(14,802)	(12,961)	(28,418)	(25,405)
Income (loss) before provision for income taxes	$31,329	$76,485	$(40,991)	$184,674

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

(xii)Our ability to effectively respond to changes in patterns of consumer traffic, including by maintaining relationships with third-party delivery apps and services, consumer tastes and dietary habits;

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of June 30, 2024, we owned and operated 1,173 restaurants and franchised 292 restaurants across 46 states, Guam and 13 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Overview - Our financial overview for the thirteen weeks ended June 30, 2024 includes the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of (0.1)%;
•Decrease in Total revenues of (2.9)% as compared to the second quarter of 2023;
•Operating income and restaurant-level operating margins of 4.1% and 14.3%, respectively, as compared to 7.8% and 16.4%, respectively, for the second quarter of 2023;
•Operating income of $46.1 million as compared to $89.4 million in the second quarter of 2023; and
•Diluted earnings per share of $0.32 as compared to $0.70 for the second quarter of 2023.

Reviewing Strategic Alternatives for Brazil Operations - In May 2024, we announced that we are exploring and evaluating strategic alternatives for our Brazil operations that have the potential to maximize value for our shareholders, including but not limited to, a possible sale of the operations. The Board has retained BofA Securities, Inc. as its financial advisor.

We plan to proceed in a timely manner, but have not set a definitive timetable for completion of this process. There can be no assurance that this review will result in a transaction or other strategic alternative of any kind. We do not intend to make any further public comment regarding the review unless we determine that disclosure is appropriate or necessary.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data - The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	JUNE 30, 2024	JUNE 25, 2023
U.S.
Outback Steakhouse
Company-owned	549	562
Franchised	125	127
Total	674	689
Carrabba’s Italian Grill
Company-owned	192	199
Franchised	18	19
Total	210	218
Bonefish Grill
Company-owned	162	170
Franchised	4	5
Total	166	175
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	63	64
Aussie Grill
Company-owned	4	7
Franchised	2	—
Total	6	7
U.S. total (1)	1,119	1,153
International
Company-owned
Outback Steakhouse - Brazil (2)	165	148
Other (2)(3)	38	36
Franchised
Outback Steakhouse - South Korea (1)	93	92
Other (3)	50	46
International total	346	322
System-wide total	1,465	1,475
System-wide total - Company-owned	1,173	1,186
System-wide total - Franchised	292	289
____________________
(1)Excludes three and ten off-premises only kitchens as of June 30, 2024 and June 25, 2023, respectively. One location was Company-owned in the U.S. and all others were franchised in South Korea as of June 30, 2024 and June 25, 2023.
(2)The restaurant counts for Brazil, including Abbraccio and Aussie Grill restaurants within International Company-owned Other, are reported as of May 31, 2024 and 2023, respectively, to correspond with the balance sheet dates of this subsidiary.
(3)International Company-owned Other included two and four Aussie Grill locations as of June 30, 2024 and June 25, 2023, respectively. International Franchised Other included six and three Aussie Grill locations as of June 30, 2024 and June 25, 2023, respectively.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

REVENUES

Restaurant Sales - Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 25, 2023	$1,137.3	$2,365.6
Change from:
Restaurant closures	(33.7)	(58.8)
Comparable restaurant sales (1)	(14.2)	(49.7)
Brazil value added tax exemptions (2)	(9.6)	(19.2)
Restaurant openings	23.6	37.8
Effect of foreign currency translation	0.2	7.4
For the periods ended June 30, 2024	$1,103.6	$2,283.1
________________
(1)Comparable restaurant sales for the twenty-six weeks ended June 30, 2024 includes an estimated $16.5 million negative impact from a one-week shift in the fiscal calendar.
(2)During 2023, we were eligible for certain value added tax exemptions under the Brazil tax legislation until August 2023. Beginning on May 23, 2024, we are eligible for certain value added tax exemptions under the new Brazil tax legislation. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements for details regarding value added tax exemptions in connection with Brazil tax legislation.

The decrease in Restaurant sales during the thirteen weeks ended June 30, 2024 was primarily due to: (i) the closure of 53 restaurants since March 26, 2023, (ii) lower comparable restaurant sales and (iii) the benefit from value added tax exemptions in Brazil during 2023. The decrease in Restaurant sales was partially offset by the opening of 55 new restaurants not included in our comparable restaurant sales base.

The decrease in Restaurant sales during the twenty-six weeks ended June 30, 2024 was primarily due to: (i) the closure of 57 restaurants since December 25, 2022, (ii) lower comparable restaurant sales including the impact of the one-week shift in the fiscal calendar and (iii) the benefit from value added tax exemptions in Brazil during 2023. The decrease in Restaurant sales was partially offset by the opening of 65 new restaurants not included in our comparable restaurant sales base and the effect of foreign currency translation of the Brazilian Real relative to the U.S. dollar.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Average Restaurant Unit Volumes and Operating Weeks - Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$78,698	$78,321	$80,870	$81,421
Carrabba’s Italian Grill	$69,942	$68,290	$71,259	$70,489
Bonefish Grill	$63,760	$64,671	$65,232	$67,427
Fleming’s Prime Steakhouse & Wine Bar	$107,399	$109,882	$111,512	$115,754
International
Outback Steakhouse - Brazil (1)	$55,282	$58,306	$58,344	$60,670
Operating weeks:
U.S.
Outback Steakhouse	7,108	7,321	14,314	14,679
Carrabba’s Italian Grill	2,496	2,587	5,038	5,174
Bonefish Grill	2,106	2,218	4,274	4,466
Fleming’s Prime Steakhouse & Wine Bar	823	845	1,655	1,690
International
Outback Steakhouse - Brazil	2,141	1,891	4,168	3,679
____________________
(1)Translated at average exchange rates of 5.08 and 5.06 for the thirteen weeks ended June 30, 2024 and June 25, 2023, respectively, and 5.00 and 5.14 for the twenty-six weeks ended June 30, 2024 and June 25, 2023, respectively. Excludes the benefit of the Brazil value added tax exemptions discussed in Note 15 - Income Taxes of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person (Decreases) Increases - Following is a summary of comparable restaurant sales, traffic and average check per person (decreases) increases for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 30, 2024 (1)	JUNE 25, 2023	JUNE 30, 2024 (1)	JUNE 25, 2023
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (2)
Outback Steakhouse	(0.1)%	0.6%	(0.7)%	2.8%
Carrabba’s Italian Grill	2.0%	3.5%	1.2%	5.1%
Bonefish Grill	(2.0)%	0.5%	(3.5)%	3.4%
Fleming’s Prime Steakhouse & Wine Bar	(1.1)%	(2.5)%	(1.5)%	0.4%
Combined U.S.	(0.1)%	0.8%	(0.9)%	3.1%
International
Outback Steakhouse - Brazil (3)(4)	(1.1)%	4.1%	(1.0)%	9.1%

Traffic:
U.S.
Outback Steakhouse	(4.1)%	(5.4)%	(4.1)%	(3.5)%
Carrabba’s Italian Grill	(1.8)%	(0.8)%	(2.3)%	0.5%
Bonefish Grill	(4.8)%	(4.4)%	(6.0)%	(2.0)%
Fleming’s Prime Steakhouse & Wine Bar	(8.2)%	(2.3)%	(6.5)%	(1.1)%
Combined U.S.	(3.8)%	(4.2)%	(4.1)%	(2.4)%
International
Outback Steakhouse - Brazil (3)	(2.7)%	(4.0)%	(3.3)%	(0.9)%

Average check per person (5):
U.S.
Outback Steakhouse	4.0%	6.0%	3.4%	6.3%
Carrabba’s Italian Grill	3.8%	4.3%	3.5%	4.6%
Bonefish Grill	2.8%	4.9%	2.5%	5.4%
Fleming’s Prime Steakhouse & Wine Bar	7.1%	(0.2)%	5.0%	1.5%
Combined U.S.	3.7%	5.0%	3.2%	5.5%
International
Outback Steakhouse - Brazil (3)	1.0%	8.5%	1.8%	10.0%
____________________
(1)For Q2 2024, comparable restaurant sales, traffic and average check per person compare the thirteen weeks from April 1, 2024 through June 30, 2024 to the thirteen weeks from April 3, 2023 through July 2, 2023, and for the twenty-six weeks from January 1, 2024 through June 30, 2024 to the twenty-six weeks from January 2, 2023 through July 2, 2023.
(2)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(3)Excludes the effect of fluctuations in foreign currency rates and the benefit of the Brazil value added tax exemptions discussed in Note 15 - Income Taxes of the Notes to Consolidated Financial Statements.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
COSTS AND EXPENSES

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Restaurant sales or Total revenues for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Revenues
Restaurant sales	98.6%	98.7%	98.7%	98.7%
Franchise and other revenues	1.4	1.3	1.3	1.3
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Food and beverage (1)	30.5	30.9	30.4	31.1
Labor and other related (1)	29.8	28.7	29.4	28.2
Other restaurant operating (1)	25.4	24.0	25.0	23.5
Depreciation and amortization	4.4	4.1	4.3	3.9
General and administrative	5.5	5.5	5.5	5.4
Provision for impaired assets and restaurant closings	1.5	0.2	1.2	0.2
Total costs and expenses	95.9	92.2	94.7	91.2
Income from operations	4.1	7.8	5.3	8.8
Loss on extinguishment of debt	—	—	(5.9)	—
Interest expense, net	(1.3)	(1.2)	(1.2)	(1.1)
Income (loss) before provision for income taxes	2.8	6.6	(1.8)	7.7
Provision for income taxes	0.2	0.5	0.5	0.9
Net income (loss)	2.6	6.1	(2.3)	6.8
Less: net income attributable to noncontrolling interests	0.1	0.2	0.1	0.1
Net income (loss) attributable to Bloomin’ Brands	2.5%	5.9%	(2.4)%	6.7%
____________________
(1)As a percentage of Restaurant sales.

Thirteen weeks ended June 30, 2024 as compared to thirteen weeks ended June 25, 2023

Food and beverage cost decreased as a percentage of Restaurant sales primarily due to 1.4% from increases in average check per person driven by an increase in menu pricing and 0.6% from cost-saving and productivity initiatives. These decreases were partially offset by increases as a percentage of Restaurant sales of 0.9% from unfavorable product mix and 0.4% from commodity inflation.

Labor and other related expense increased as a percentage of Restaurant sales primarily due to 1.8% from higher hourly and field management labor costs, primarily due to wage rate inflation, partially offset by a decrease of 0.8% from an increase in average check per person.

Other restaurant operating expense increased as a percentage of Restaurant sales primarily due to 1.6% from higher restaurant-level operating and supply expenses, primarily due to inflation, and 0.4% from higher advertising expense. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.6% from an increase in average check per person and 0.2% from certain cost-saving and productivity initiatives.

Depreciation and amortization expense increased primarily due to restaurant development and technology projects.

Provision for impaired assets and restaurant closings increased primarily due to impairment and closure charges in connection with the Q2 2024 decision to close nine restaurants in Hong Kong and closure charges in connection with the Q4 2023 decision to close 36 older, predominately underperforming restaurants within the U.S. segment.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Income from operations during the thirteen weeks ended June 30, 2024 includes a net operating margin decrease of approximately 0.4% attributable to the lapping of the 2023 Brazil value added tax exemptions (PIS and COFINS). Beginning on May 23, 2024, we are eligible for certain value added tax exemptions under the new Brazil tax legislation. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements for further discussion regarding Brazil tax legislation.

Provision for income taxes for the thirteen weeks ended June 30, 2024 includes the impact of lower forecasted annual pre-tax book income for the thirteen weeks ended June 30, 2024 relative to the prior quarter in 2024.

Twenty-six weeks ended June 30, 2024 as compared to twenty-six weeks ended June 25, 2023

Food and beverage cost decreased as a percentage of Restaurant sales primarily due to 1.3% from increases in average check per person driven by an increase in menu pricing and 0.6% from cost-saving and productivity initiatives. These decreases were partially offset by increases as a percentage of Restaurant sales of: (i) 0.6% from unfavorable product mix, (ii) 0.2% from commodity inflation and (iii) 0.2% from the lapping of the 2023 Brazil value added tax exemptions.

Labor and other related expense increased as a percentage of Restaurant sales primarily due to 1.7% from higher hourly and field management labor costs, primarily due to wage rate inflation, partially offset by a decrease of 0.5% from an increase in average check per person.

Other restaurant operating expense increased as a percentage of Restaurant sales primarily due to 1.2% from higher restaurant-level operating and supply expenses, primarily due to inflation, and 0.5% from higher advertising expense. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.3% from an increase in average check per person and 0.2% from certain cost-saving and productivity initiatives.

Depreciation and amortization expense increased primarily due to restaurant development and technology projects.

Provision for impaired assets and restaurant closings increased primarily due to impairment and closure charges in connection with the Q2 2024 decision to close nine restaurants in Hong Kong and the Q4 2023 decision to close 36 older, predominately underperforming restaurants within the U.S. segment.

Income from operations during the twenty-six weeks ended June 30, 2024 includes a net operating margin decrease of approximately 0.3% attributable to the lapping of the 2023 Brazil value added tax exemptions (PIS and COFINS). Beginning on May 23, 2024, we are eligible for certain value added taxes exemptions under the new Brazil tax legislation. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements for further discussion regarding Brazil tax legislation.

Loss on extinguishment of debt during the twenty-six weeks ended June 30, 2024 was in connection with the 2025 Notes Partial Repurchase, which is described in further detail within Note 10 - Convertible Senior Notes of the Notes to Consolidated Financial Statements.

Provision for income taxes for the twenty-six weeks ended June 30, 2024 includes the impact of nondeductible losses associated with the 2025 Notes Partial Repurchase which, relative to a pre-tax book loss during the period, resulted in a negative effective income tax rate.

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

Refer to Note 17 - Segment Reporting of the Notes to Consolidated Financial Statements for reconciliations of segment income from operations to the consolidated operating results.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Summary financial data - Following is a summary of financial data by segment for the periods indicated:

	U.S.		INTERNATIONAL
	THIRTEEN WEEKS ENDED		THIRTEEN WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Revenues
Restaurant sales	$962,088	$993,438	$141,477	$143,892
Franchise and other revenues	12,085	11,791	3,216	3,573
Total revenues	$974,173	$1,005,229	$144,693	$147,465
Income (loss) from operations	$79,677	$103,008	$(874)	$20,486
Operating income (loss) margin	8.2%	10.2%	(0.6)%	13.9%
Restaurant-level operating income	$136,455	$154,856	$22,044	$29,673
Restaurant-level operating margin	14.2%	15.6%	15.6%	20.6%

	TWENTY-SIX WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Revenues
Restaurant sales	$1,992,984	$2,074,007	$290,068	$291,557
Franchise and other revenues	24,293	24,218	6,848	7,658
Total revenues	$2,017,277	$2,098,225	$296,916	$299,215
Income from operations	$177,161	$236,251	$14,888	$44,994
Operating income margin	8.8%	11.3%	5.0%	15.0%
Restaurant-level operating income	$298,431	$342,664	$49,201	$63,688
Restaurant-level operating margin	15.0%	16.5%	17.0%	21.8%

Restaurant sales - Following is a summary of the change in segment Restaurant sales for the periods indicated:

U.S.			INTERNATIONAL
	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED		THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in millions)			(dollars in millions)
For the periods ended June 25, 2023	$993.4	$2,074.0	For the periods ended June 25, 2023	$143.9	$291.6
Change from:			Change from:
Restaurant closures (1)	(33.0)	(57.5)	Brazil value added tax exemptions (2)	(9.6)	(19.2)
Comparable restaurant sales (3)	(11.1)	(43.8)	Comparable restaurant sales	(3.1)	(5.9)
Restaurant openings (4)	12.8	20.3	Restaurant closures (1)	(0.7)	(1.3)
For the periods ended June 30, 2024	$962.1	$1,993.0	Restaurant openings (4)	10.8	17.5
			Effect of foreign currency translation	0.2	7.4
			For the periods ended June 30, 2024	$141.5	$290.1
____________________
(1)The thirteen weeks ended June 30, 2024 includes the restaurant sales impact from the closure of 51 U.S. and two international restaurants since March 26, 2023. The twenty-six weeks ended June 30, 2024 includes the restaurant sales impact from the closure of 55 U.S. and two international restaurants since December 25, 2022.
(2)During 2023, we were eligible for certain value added tax exemptions under the Brazil tax legislation until August 2023. Beginning on May 23, 2024, we are eligible for certain value added tax exemptions under the new Brazil tax legislation. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements for details regarding value added tax exemptions in connection with Brazil tax legislation.
(3)U.S. comparable restaurant sales for the twenty-six weeks ended June 30, 2024 includes an estimated $16.5 million negative impact from a one-week shift in the fiscal calendar.
(4)The thirteen weeks ended June 30, 2024 includes restaurant sales from 20 U.S. and 35 international new restaurants not included in our comparable restaurant sales base. The twenty-six weeks ended June 30, 2024 includes restaurant sales from 22 U.S. and 43 international new restaurants not included in our comparable restaurant sales base.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Income from operations

U.S. - The decrease in U.S. Income from operations generated during the thirteen weeks ended June 30, 2024 as compared to the thirteen weeks ended June 25, 2023 was primarily due to: (i) lower restaurant sales, as discussed above, (ii) higher labor and operating costs, primarily due to inflation, (iii) unfavorable product mix and (iv) higher advertising expense. These decreases were partially offset by increases from an increase in average check per person and the impact of certain cost-saving and productivity initiatives.

The decrease in U.S. Income from operations generated during the twenty-six weeks ended June 30, 2024 as compared to the twenty-six weeks ended June 25, 2023 was primarily due to: (i) lower restaurant sales, as discussed above, (ii) higher labor and operating costs, primarily due to inflation, (iii) unfavorable product mix, (iv) higher advertising expense and (v) higher impairment and closure costs. These decreases were partially offset by increases from an increase in average check per person and the impact of certain cost-saving and productivity initiatives.

International - International Loss from operations generated during the thirteen weeks ended June 30, 2024 as compared to international Income from operations generated during the thirteen weeks ended June 25, 2023 was primarily due to: (i) higher impairment and closure costs, (ii) higher labor and operating costs, primarily due to inflation and (iii) lapping value added tax exemptions in Brazil during 2023. These decreases were partially offset by an increase in average check per person.

The decrease in international Income from operations generated during the twenty-six weeks ended June 30, 2024 as compared to the twenty-six weeks ended June 25, 2023 was primarily due to: (i) higher impairment and closure costs, (ii) higher labor and operating costs, primarily due to inflation and (iii) lapping value added tax exemptions in Brazil during 2023. These decreases were partially offset by an increase in average check per person.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Non-GAAP Financial Measures

Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations - The following table reconciles consolidated Income from operations and the corresponding margin to restaurant-level operating income and adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Income from operations	$46,131	$89,446	$123,224	$210,079
Operating income margin	4.1%	7.8%	5.3%	8.8%
Less:
Franchise and other revenues	15,301	15,364	31,141	31,876
Plus:
Depreciation and amortization	49,525	47,565	98,807	93,867
General and administrative	61,152	63,358	127,928	129,162
Provision for impaired assets and restaurant closings	16,261	1,827	27,134	5,151
Restaurant-level operating income	$157,768	$186,832	$345,952	$406,383
Restaurant-level operating margin	14.3%	16.4%	15.2%	17.2%
Adjustments:
Asset impairments and closure-related charges	—	—	434	—
Total restaurant-level operating income adjustments	—	—	434	—
Adjusted restaurant-level operating income	$157,768	$186,832	$346,386	$406,383
Adjusted restaurant-level operating margin	14.3%	16.4%	15.2%	17.2%

Segment Restaurant-level and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations - The following tables reconcile segment Income (loss) from operations and the corresponding margin to segment restaurant-level operating income and adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

U.S.	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Income from operations	$79,677	$103,008	$177,161	$236,251
Operating income margin	8.2%	10.2%	8.8%	11.3%
Less:
Franchise and other revenues	12,085	11,791	24,293	24,218
Plus:
Depreciation and amortization	40,616	39,376	80,584	77,539
General and administrative	26,112	22,436	51,908	47,941
Provision for impaired assets and restaurant closings	2,135	1,827	13,071	5,151
Restaurant-level operating income	$136,455	$154,856	$298,431	$342,664
Restaurant-level operating margin	14.2%	15.6%	15.0%	16.5%
Adjustments:
Asset impairments and closure-related charges	—	—	434	—
Total restaurant-level operating income adjustments	—	—	434	—
Adjusted restaurant-level operating income	$136,455	$154,856	$298,865	$342,664
Adjusted restaurant-level operating margin	14.2%	15.6%	15.0%	16.5%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

International	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
(Loss) income from operations	$(874)	$20,486	$14,888	$44,994
Operating (loss) income margin	(0.6)%	13.9%	5.0%	15.0%
Less:
Franchise and other revenues	3,216	3,573	6,848	7,658
Plus:
Depreciation and amortization	6,695	6,125	13,956	12,044
General and administrative	5,313	6,635	13,142	14,308
Provision for impaired assets and restaurant closings	14,126	—	14,063	—
Restaurant-level operating income	$22,044	$29,673	$49,201	$63,688
Restaurant-level operating margin	15.6%	20.6%	17.0%	21.8%

Adjusted Restaurant-level Operating Margin Non-GAAP Reconciliations (continued) - The following tables present the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	THIRTEEN WEEKS ENDED
	JUNE 30, 2024	JUNE 25, 2023
	REPORTED AND ADJUSTED	REPORTED AND ADJUSTED
Restaurant sales	100.0%	100.0%

Food and beverage	30.5%	30.9%
Labor and other related	29.8%	28.7%
Other restaurant operating	25.4%	24.0%

Restaurant-level operating margin	14.3%	16.4%

	TWENTY-SIX WEEKS ENDED
	JUNE 30, 2024	JUNE 25, 2023
	REPORTED AND ADJUSTED (1)	REPORTED AND ADJUSTED
Restaurant sales	100.0%	100.0%

Food and beverage	30.4%	31.1%
Labor and other related	29.4%	28.2%
Other restaurant operating	25.0%	23.5%

Restaurant-level operating margin	15.2%	17.2%
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted Income from Operations Non-GAAP Reconciliations - The following table reconciles Income from operations and the corresponding margin to adjusted income from operations and the corresponding margin for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Income from operations	$46,131	$89,446	$123,224	$210,079
Operating income margin	4.1%	7.8%	5.3%	8.8%
Adjustments:
Total restaurant-level operating income adjustments (1)	—	—	434	—
Asset impairments and closure-related charges (2)	16,225	—	28,746	—
Strategic initiative fees (3)	1,000	—	1,000	—
Total income from operations adjustments	17,225	—	30,180	—
Adjusted income from operations	$63,356	$89,446	$153,404	$210,079
Adjusted operating income margin	5.7%	7.8%	6.6%	8.8%
_________________
(1)See the Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations table above for details regarding restaurant-level operating income adjustments.
(2)Includes asset impairment, closure costs and severance primarily in connection with the Q2 2024 decision to close nine restaurants in Hong Kong and the Q4 2023 decision to close 36 older, predominately underperforming U.S. restaurants.
(3)Represents fees incurred in connection with a project-based strategic initiative. The costs incurred represent third-party consulting fees related to a strategic initiative to develop revenue growth management capabilities for Outback Steakhouse and are included in General and administrative expense. We expect to incur additional fees for this project for the remainder of 2024. Given the expected magnitude and scope of this initiative and that it is not expected to recur in the foreseeable future after 2024, we consider these incremental expenses to be distinct from other consulting fees that we incur in the ordinary course of business and not reflective of the ongoing costs to operate our business or operating performance in the period.

Adjusted Net Income and Adjusted Diluted Earnings Per Share Non-GAAP Reconciliations - The following table reconciles Net income (loss) attributable to Bloomin’ Brands to adjusted net income and adjusted diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Net income (loss) attributable to Bloomin’ Brands	$28,403	$68,277	$(55,469)	$159,588
Adjustments:
Income from operations adjustments (1)	17,225	—	30,180	—
Loss on extinguishment of debt (2)	—	—	135,797	—
Total adjustments, before income taxes	17,225	—	165,977	—
Adjustment to provision for income taxes (3)	(602)	—	(1,968)	—
Net adjustments	16,623	—	164,009	—
Adjusted net income	$45,026	$68,277	$108,540	$159,588

Diluted earnings (loss) per share	$0.32	$0.70	$(0.64)	$1.63
Adjusted diluted earnings per share (4)(5)	$0.51	$0.70	$1.18	$1.63

Diluted weighted average common shares outstanding (5)	88,632	97,401	86,856	97,706
Adjusted diluted weighted average common shares outstanding (4)(5)	88,632	97,401	92,004	97,706
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
(3)Includes the tax effects of non-GAAP adjustments determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates for all periods presented. The difference between GAAP and adjusted effective income tax rates during the thirteen weeks ended June 30, 2024 primarily relates to asset impairment and closure costs in Hong Kong with no corresponding tax benefit as a result of a full valuation allowance against deferred tax assets in that jurisdiction. The difference between GAAP and adjusted effective income tax rates for the twenty-six weeks ended June 30, 2024 primarily relates to nondeductible losses and other tax costs associated with the 2025 Notes Partial Repurchase.
(4)Adjusted diluted weighted average common shares outstanding for the thirteen weeks ended June 30, 2024 and June 25, 2023 and the twenty-six weeks ended June 30, 2024 and June 25, 2023 were calculated including the effect of 1.0 million, 5.0 million, 2.7 million and 4.9 million dilutive securities, respectively, for outstanding 2025 Notes and the effect of 0.6 million, 3.3 million, 1.9 million and 3.2 million dilutive securities, respectively, for the Warrant Transactions, as defined below. In connection with the offering of the 2025 Notes, we entered into convertible note hedge transactions (the “Convertible Note Hedge Transactions”) and concurrently entered into warrant transactions relating to the same number of shares of our common stock (the “Warrant Transactions”). If our stock price is in excess of the conversion price of the 2025 Notes ($10.94 and $11.37 as of June 30, 2024 and June 25, 2023, respectively), the Convertible Note Hedge Transactions deliver shares to offset dilution from the 2025 Notes, which, in combination with the warrant transactions, effectively offset dilution from the 2025 Notes up to the strike price of the Warrant Transactions ($15.32 and $15.92 as of June 30, 2024 and June 25, 2023, respectively). Adjusted diluted earnings per share and adjusted diluted weighted average common shares outstanding for the thirteen and twenty-six weeks ended June 25, 2023 have been recast to remove the 5.0 million and 4.9 million share benefit, respectively, of the Convertible Note Hedge Transactions which was previously included as a non-GAAP share adjustment.
(5)Due to a GAAP net loss, antidilutive securities are excluded from diluted weighted average common shares outstanding for the twenty-six weeks ended June 30, 2024. However, considering the adjusted net income position, adjusted diluted weighted average common shares outstanding incorporates securities that would have been dilutive for GAAP.

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

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
U.S.
Outback Steakhouse	$128	$131	$261	$267
Carrabba’s Italian Grill	11	12	23	25
Bonefish Grill	2	2	5	5
Aussie Grill	1	—	1	—
U.S. total	142	145	290	297
International
Outback Steakhouse - South Korea	70	76	152	170
Other (1)	24	25	48	52
International total	94	101	200	222
Total franchise sales	$236	$246	$490	$519
_________________
(1)Includes franchise sales for off-premises only kitchens in South Korea.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2024, we had $117.9 million in cash and cash equivalents, of which $59.2 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of June 30, 2024, we had aggregate undistributed foreign earnings of approximately $33.1 million that may be repatriated to the U.S. without additional material U.S. federal income tax. These amounts are not considered indefinitely reinvested in our foreign subsidiaries.

Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY			TOTAL CREDIT FACILITIES
(dollars in thousands)	REVOLVING CREDIT FACILITY	2025 NOTES	2029 NOTES
Balance as of December 31, 2023	$381,000	$104,786	$300,000	$785,786
2024 new debt	860,000	—	—	860,000
2024 payments	(556,000)	—	—	(556,000)
2024 repurchases and conversions	—	(84,062)	—	(84,062)
Balance as of June 30, 2024	$685,000	$20,724	$300,000	$1,005,724

Interest rates, as of June 30, 2024 (1)	6.96%	5.00%	5.13%
Principal maturity date	April 2026	May 2025	April 2029
____________________
(1)The revolving credit facility interest rate represents the weighted average interest rate as of June 30, 2024.

As of June 30, 2024, we had $297.2 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $17.8 million.

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

As of June 30, 2024 and December 31, 2023, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

2025 Notes Partial Repurchase - On February 29, 2024, we and the Noteholders entered into the Exchange Agreements in which the Noteholders agreed to exchange $83.6 million in aggregate principal amount of our outstanding 2025 Notes for approximately 7.5 million shares of our common stock and $3.3 million in cash, including accrued interest.

Convertible Note Hedge and Warrant Transactions - In connection with the 2025 Notes Partial Repurchase, we entered into the Early Termination Agreements with the Derivative Counterparties. Upon settlement, we received approximately $118.2 million in cash and 0.3 million shares of our common stock from the Derivative

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Counterparties and paid $102.2 million in cash to the Derivative Counterparties during the twenty-six weeks ended June 30, 2024.

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

Capital Expenditures - We estimate that our capital expenditures will total approximately $260 million to $270 million in 2024. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including raw material constraints.

Brazil Judicial Deposit - In July 2024, we made a judicial deposit of $42.9 million in connection with our appeal of an unfavorable court ruling regarding our eligibility for tax exemptions under the Brazil tax legislation. The judicial deposit includes the disputed amounts through December 31, 2023 and was recorded in Other assets, net, on our Consolidated Balance Sheet. We believe that we will more likely than not prevail in this appeal and, accordingly, have not recorded any expense or liability for the disputed amounts.

Dividends and Share Repurchases - In July 2024, our Board declared a quarterly cash dividend of $0.24 per share, payable on September 4, 2024. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

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

On March 1, 2024, we entered into the ASR Agreement, in connection with our previously announced 2024 Share Repurchase Program, with Wells Fargo to repurchase $220.0 million of our common stock. Under the ASR Agreement, we made an aggregate payment of $220.0 million to Wells Fargo and received an aggregate initial delivery of approximately 6.5 million shares of our common stock on March 4, 2024, representing approximately 80% of the total shares that are estimated to be repurchased under the ASR Agreement based on the price per share of common stock on that date. On April 23, 2024, we received 1.4 million additional shares of our common stock from Wells Fargo in connection with the final settlement of the ASR Agreement.

See Note 11 - Stockholders’ Equity of the Notes to Consolidated Financial Statements for additional details regarding the ASR Agreement.

As of June 30, 2024, $115.0 million remained available for repurchase under the 2024 Share Repurchase Program.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Following is a summary of dividends and share repurchases from fiscal year 2023 through June 30, 2024:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2023	$83,742	$70,000	$153,742
First fiscal quarter 2024 (1)	21,075	188,500	209,575
Second fiscal quarter 2024 (2)	20,762	59,000	79,762
Total (3)	$125,579	$317,500	$443,079
________________
(1)Excludes $0.4 million of fees recorded in Accumulated deficit related to repurchases under the ASR Agreement.
(2)Includes $44.0 million of share repurchases in connection with the ASR Agreement that settled during the thirteen weeks ended June 30, 2024.
(3)Subsequent to June 30, 2024, we repurchased $15.6 million of our common stock authorized under the 2024 Share Repurchase Program through August 2, 2024 under a Rule 10b5-1 plan.

Summary of Cash Flows and Financial Condition

Cash Flows - The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 30, 2024	JUNE 25, 2023
Net cash provided by operating activities	$116,192	$287,293
Net cash used in investing activities	(131,218)	(140,651)
Net cash provided by (used in) financing activities	22,288	(143,214)
Effect of exchange rate changes on cash and cash equivalents	(3,716)	631
Net increase in cash, cash equivalents and restricted cash	$3,546	$4,059

Operating Activities - The decrease in net cash provided by operating activities during the twenty-six weeks ended June 30, 2024 as compared to the twenty-six weeks ended June 25, 2023 was primarily due to changes in working capital and lower net earnings.

Investing Activities - The decrease in net cash used in investing activities during the twenty-six weeks ended June 30, 2024 as compared to the twenty-six weeks ended June 25, 2023 was primarily due to lower capital expenditures.

Financing Activities - The net cash provided by financing activities during the twenty-six weeks ended June 30, 2024 was due to net draws on the revolving credit facility exceeding cash used to repurchase common stock and pay dividends on our common stock, and net cash received from the Early Termination Agreements. Net cash used in financing activities during twenty-six weeks ended June 25, 2023 was primarily due to net repayments on our revolving credit facility, cash dividends on our common stock and repurchases of our common stock.

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	JUNE 30, 2024	DECEMBER 31, 2023
Current assets	$300,211	$343,314
Current liabilities	867,270	1,002,335
Working capital (deficit)	$(567,059)	$(659,021)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $309.0 million and $381.9 million as of June 30, 2024 and December 31, 2023, respectively, and (ii) current operating lease liabilities of $169.4 million and $175.4 million as of June 30, 2024 and December 31, 2023, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have,

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirteen weeks ended June 30, 2024 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the thirteen weeks ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.
PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 16 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the thirteen weeks ended June 30, 2024 that were not registered under the Securities Act.

Share Repurchases - The following table provides information regarding our purchases of common stock during the thirteen weeks ended June 30, 2024:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
April 1, 2024 through April 28, 2024 (2)	1,403,632	$27.30	1,403,632	$130,000,000
April 29, 2024 through May 26, 2024	—	$—	—	$130,000,000
May 27, 2024 through June 30, 2024	752,780	$19.93	752,780	$115,000,233
Total	2,156,412		2,156,412
____________________
(1)In February 2024, our Board approved a new share repurchase authorization of up to $350.0 million of our outstanding common stock as announced in our press release issued February 23, 2024 (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program will expire on August 13, 2025. Subsequent to June 30, 2024, we repurchased $15.6 million of our common stock authorized under the 2024 Share Repurchase Program through August 2, 2024 under a Rule 10b5-1 plan.
(2)Includes $44.0 million of share repurchases in connection with the ASR Agreement that settled on April 23, 2024.

Item 5. Other Information

On August 6, 2024, the Compensation Committee of the Board of Directors of Bloomin’ Brands, Inc. (the “Company”) approved a special grant of restricted stock unit awards (the “Retention Award(s)”) to certain key employees, including certain of the Company’s named executive officers (“NEOs”) and other executive officers, under the Company’s 2020 Omnibus Incentive Plan (the “Plan”).

Each Retention Award to these key employees is provided as an award of restricted stock units (“RSUs”) under the Plan, with a specified dollar value, for which the number of underlying shares will be determined based on the closing price of the Company’s common stock on September 3, 2024 (the first trading day of the month following the grant date).

The Compensation Committee of the Company’s Board of Directors believes the Retention Awards serve stockholder interests by encouraging retention of key employees during the search for, and transition to, a new Chief Executive Officer, as described in Exhibit 99.2 of the Company’s Form 8-K filed on May 7, 2024.

BLOOMIN’ BRANDS, INC.

The NEOs below are among the key employees who were granted Retention Awards, in the following amounts:

NAME AND TITLE	DOLLAR VALUE (1)
Michael Healy, Chief Financial Officer and Executive Vice President, Global Business Development	$500,000
Brett Patterson, Executive Vice President, President of Outback Steakhouse	$500,000
Kelly Lefferts, Executive Vice President, Chief Legal Officer and Secretary	$400,000
____________________
(1)The RSUs underlying the Retention Awards entitle the grantee to receive one share of the Company’s Common Stock, par value $0.01 per share, for each RSU granted. Each Retention Award becomes vested in three tranches: 50% of the Retention Award on the twelve (12) month anniversary of the grant date, then 25% of the Retention Award on the eighteen (18) month anniversary of the grant date, and 25% of the Retention Award on the twenty-four (24) month anniversary of the grant date, subject to the grantee’s continued employment with the Company through each vesting date. If the grantee’s Continuous Service (as defined in the Plan) voluntarily terminates or is terminated for Cause (as defined in the Plan) then all RSUs that are not vested on the date of such termination will be automatically and immediately forfeited for no consideration. If the grantee’s Continuous Service terminates involuntarily without “Cause” (as defined in the Plan) the next unvested tranche of the Retention Award that is scheduled to vest following the date of termination, if any, will vest in full but any other RSUs underlying the Retention Award that remain unvested at the time of such termination will be automatically and immediately forfeited for no consideration. The number of underlying shares will be determined on September 3, 2024.

The above summary of the terms of the Retention Awards does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of Restricted Stock Unit Retention Award Agreement to be entered into with each of the NEOs and executive officers receiving a Retention Award, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Rule 10b5-1 Trading Plans - In accordance with the disclosure requirement in Item 408(a) of Regulation S-K, the following table discloses the Company’s directors or executive officers subject to the filing requirements of Section 16 of the Exchange Act that adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the thirteen weeks ended June 30, 2024. These arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

NAME AND TITLE	ADOPTION DATE OF RULE 10B5-1 TRADING PLANS	EXPIRATION DATE OF RULE 10B5-1 TRADING PLANS (1)	AGGREGATE NUMBER OF SECURITIES TO BE PURCHASED OR SOLD (2)
Kelly Lefferts, Executive Vice President, Chief Legal Officer and Secretary	May 13, 2024	February 25, 2025	17,184
Philip Pace, Senior Vice President, Chief Accounting Officer	May 9, 2024	May 2, 2025	37,949
____________________
(1)In each case, a trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
(2)Plans provide for the exercise of vested stock options and sale of associated shares.

Other than as disclosed above, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the thirteen weeks ended June 30, 2024.

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Employment Offer Letter Agreement, dated as of April 3, 2024, between Bloomin’ Brands, Inc. and Michael Healy	May 8, 2024, Form 10-Q, Exhibit 10.4

10.2*	Form of Restricted Stock Unit Retention Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date:	August 7, 2024	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Philip Pace
Philip Pace Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

[Remainder of page intentionally left blank]