Form 10-Q
period 2024-09-29
Bloomin' Brands, Inc.
filed 2024-11-08
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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

As of November 5, 2024, 84,843,072 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 29, 2024
(Unaudited)

	PART I — FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Financial Statements:

	Consolidated Balance Sheets — September 29, 2024 and December 31, 2023	3

	Consolidated Statements of Operations and Comprehensive (Loss) Income — For the Thirteen and Thirty-Nine Weeks Ended September 29, 2024 and September 24, 2023	4

	Consolidated Statements of Changes in Stockholders’ Equity — For the Thirteen and Thirty-Nine Weeks Ended September 29, 2024 and September 24, 2023	5

	Condensed Consolidated Statements of Cash Flows — For the Thirty-Nine Weeks Ended September 29, 2024 and September 24, 2023	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

	Signature	50

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	SEPTEMBER 29, 2024	DECEMBER 31, 2023
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$83,632	$111,519
Restricted cash and cash equivalents	—	2,854
Inventories	71,949	75,939
Other current assets, net	105,477	153,002
Total current assets	261,058	343,314
Property, fixtures and equipment, net	1,069,447	1,031,922
Operating lease right-of-use assets	1,081,498	1,084,951
Goodwill	268,594	276,317
Intangible assets, net	437,602	442,985
Deferred income tax assets, net	177,798	159,405
Other assets, net	137,612	85,187
Total assets	$3,433,609	$3,424,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$168,293	$189,202
Current operating lease liabilities	169,407	175,442
Accrued and other current liabilities	217,773	255,814
Unearned revenue	293,497	381,877
Total current liabilities	848,970	1,002,335
Non-current operating lease liabilities	1,141,936	1,131,639
Long-term debt, net	1,092,189	780,719
Other long-term liabilities, net	105,543	97,385
Total liabilities	3,188,638	3,012,078
Commitments and contingencies (Note 13)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of September 29, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 84,830,409 and 86,968,536 shares issued and outstanding as of September 29, 2024 and December 31, 2023, respectively	848	870
Additional paid-in capital	1,291,576	1,115,387
Accumulated deficit	(846,376)	(528,831)
Accumulated other comprehensive loss	(203,929)	(178,304)
Total Bloomin’ Brands stockholders’ equity	242,119	409,122
Noncontrolling interests	2,852	2,881
Total stockholders’ equity	244,971	412,003
Total liabilities and stockholders’ equity	$3,433,609	$3,424,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Revenues
Restaurant sales	$1,025,090	$1,064,413	$3,308,142	$3,429,977
Franchise and other revenues	13,681	15,420	44,822	47,296
Total revenues	1,038,771	1,079,833	3,352,964	3,477,273
Costs and expenses
Food and beverage	304,285	321,865	998,177	1,057,305
Labor and other related	312,968	314,432	985,083	981,908
Other restaurant operating	280,018	281,084	851,111	837,349
Depreciation and amortization	50,208	47,998	149,015	141,865
General and administrative	68,485	62,246	196,413	191,408
Provision for impaired assets and restaurant closings	5,597	(6,008)	32,731	(857)
Total costs and expenses	1,021,561	1,021,617	3,212,530	3,208,978
Income from operations	17,210	58,216	140,434	268,295
Loss on extinguishment of debt	(225)	—	(136,022)	—
Interest expense, net	(15,953)	(12,843)	(44,371)	(38,248)
Income (loss) before (benefit) provision for income taxes	1,032	45,373	(39,959)	230,047
(Benefit) provision for income taxes	(6,509)	(58)	5,159	21,186
Net income (loss)	7,541	45,431	(45,118)	208,861
Less: net income attributable to noncontrolling interests	629	903	3,439	4,745
Net income (loss) attributable to Bloomin’ Brands	$6,912	$44,528	$(48,557)	$204,116

Net income (loss)	$7,541	$45,431	$(45,118)	$208,861
Other comprehensive (loss) income:
Foreign currency translation adjustment	(11,849)	3,103	(23,638)	6,471
Net loss on derivatives, net of tax	(3,474)	—	(1,987)	—
Comprehensive (loss) income	(7,782)	48,534	(70,743)	215,332
Less: comprehensive income attributable to noncontrolling interests	629	903	3,439	4,745
Comprehensive (loss) income attributable to Bloomin’ Brands	$(8,411)	$47,631	$(74,182)	$210,587

Earnings (loss) per share:
Basic	$0.08	$0.50	$(0.56)	$2.30
Diluted	$0.08	$0.45	$(0.56)	$2.08
Weighted average common shares outstanding:
Basic	85,063	88,707	86,258	88,794
Diluted	86,164	98,548	86,258	97,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, June 30, 2024	85,776	$858	$1,309,482	$(834,926)	$(188,606)	$2,885	$289,693
Net income	—	—	—	6,912	—	629	7,541
Other comprehensive loss, net of tax	—	—	—	—	(15,323)	—	(15,323)
Cash dividends declared, $0.24 per common share	—	—	(20,375)	—	—	—	(20,375)
Repurchase and retirement of common stock, including excise tax of $177	(969)	(10)	—	(18,362)	—	—	(18,372)
Stock-based compensation	—	—	2,360	—	—	—	2,360
Common stock issued under stock plans (1)	23	—	109	—	—	—	109
Distributions to noncontrolling interests	—	—	—	—	—	(1,082)	(1,082)
Contributions from noncontrolling interests	—	—	—	—	—	420	420
Balance, September 29, 2024	84,830	$848	$1,291,576	$(846,376)	$(203,929)	$2,852	$244,971

Balance, December 31, 2023	86,969	$870	$1,115,387	$(528,831)	$(178,304)	$2,881	$412,003
Net (loss) income	—	—	—	(48,557)	—	3,439	(45,118)
Other comprehensive loss, net of tax	—	—	—	—	(25,625)	—	(25,625)
Cash dividends declared, $0.72 per common share	—	—	(62,212)	—	—	—	(62,212)
Repurchase and retirement of common stock, including excise tax of $328	(10,073)	(100)	(5,681)	(260,645)	—	—	(266,426)
Stock-based compensation	—	—	5,291	—	—	—	5,291
Common stock issued under stock plans (1)	734	7	(1,617)	—	—	—	(1,610)
Distributions to noncontrolling interests	—	—	—	—	—	(4,556)	(4,556)
Contributions from noncontrolling interests	—	—	—	—	—	1,088	1,088
Issuance of common stock from repurchase of convertible senior notes	7,489	74	216,078	—	—	—	216,152
Retirement of convertible senior note hedges	(289)	(3)	126,543	(8,343)	—	—	118,197
Retirement of warrants	—	—	(102,213)	—	—	—	(102,213)
Balance, September 29, 2024	84,830	$848	$1,291,576	$(846,376)	$(203,929)	$2,852	$244,971

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

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Cash flows provided by operating activities:
Net (loss) income	$(45,118)	$208,861
Adjustments to reconcile Net (loss) income to cash provided by operating activities:
Depreciation and amortization	149,015	141,865
Amortization of debt discounts and issuance costs	1,993	2,305
Amortization of deferred gift card sales commissions	17,155	17,891
Provision for impaired assets and restaurant closings	32,731	(857)
Non-cash operating lease costs	64,729	64,845
Stock-based compensation expense	5,291	12,453
Deferred income tax benefit	(18,166)	(3,610)
Loss on extinguishment of debt	136,022	—
Other, net	(3,653)	(3,067)
Change in assets and liabilities	(231,617)	(67,133)
Net cash provided by operating activities	108,382	373,553
Cash flows used in investing activities:
Capital expenditures	(198,668)	(227,086)
Other investments, net	2,192	1,551
Net cash used in investing activities	(196,476)	(225,535)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings on revolving credit facilities	2,040,000	728,000
Repayments of borrowings on revolving credit facilities	(1,646,000)	(768,000)
Financing fees	(6,945)	—
Repayments of finance lease obligations	(2,060)	(1,302)
Principal settlements and repurchase of convertible senior notes	(2,335)	(214)
Proceeds from retirement of convertible senior note hedges	118,197	—
Payments for retirement of warrants	(102,213)	—
(Payment of taxes) proceeds from share-based compensation, net	(1,610)	13,878
Distributions to noncontrolling interests	(4,556)	(5,946)
Contributions from noncontrolling interests	1,088	1,431
Purchase of noncontrolling interests	(100)	(100)
Repurchase of common stock	(265,695)	(52,347)
Cash dividends paid on common stock	(62,212)	(62,905)
Net cash provided by (used in) financing activities	65,559	(147,505)
Effect of exchange rate changes on cash and cash equivalents	(8,206)	1,331
Net (decrease) increase in cash, cash equivalents and restricted cash	(30,741)	1,844
Cash, cash equivalents and restricted cash as of the beginning of the period	114,373	84,735
Cash, cash equivalents and restricted cash as of the end of the period	$83,632	$86,579
Supplemental disclosures of cash flow information:
Cash paid for interest	$41,914	$30,486
Cash paid for income taxes, net of refunds	$19,509	$22,244
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$79,758	$70,305
Leased assets obtained in exchange for new finance lease liabilities	$1,163	$5,435
Increase in liabilities from the acquisition of property, fixtures and equipment	$2,662	$15,486
Shares issued on settlement of convertible senior notes	$216,152	$—
Shares received and retired on exercise of call option under bond hedge upon settlement of convertible senior notes	$(8,346)	$—
Financing fees in accrued liabilities	$2,040	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Description of the Business and Basis of Presentation

Description of the Business - Bloomin’ Brands (“Bloomin’ Brands” or the “Company”) owns and operates casual, upscale casual and fine dining restaurants. OSI Restaurant Partners, LLC (“OSI”) is the Company’s primary operating entity. The Company’s restaurant portfolio includes Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

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

Recently Issued Financial Accounting Standards Not Yet Adopted - In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU No. 2023-07”) which requires disclosure of significant segment expenses regularly provided to the Company’s chief operating decision-maker (“CODM”). ASU No. 2023-07 also allows for multiple measures of segment profit (loss) if the CODM utilizes such measures to allocate resources or assess performance. ASU No. 2023-07 is effective for the Company beginning with the 2024 Form 10-K, with early adoption permitted, and is required to be applied retrospectively for all prior periods presented. The Company expects ASU No. 2023-07 to only impact its disclosures with no impacts to its results of operations, cash flows and financial condition.

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

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors,” which requires registrants to include climate-related disclosures in their annual reports, including, but not limited to, material Scope 1 and Scope 2 greenhouse gas emissions, climate-related financial metrics, and governance, oversight and risk management processes for material climate-related risks in their audited financial statements. The final rule also requires certain disclosures regarding expenses incurred in relation to severe weather events and other natural conditions. The disclosure requirements are first effective for the Company beginning with the 2026 Form 10-K. In April 2024, the SEC voluntarily stayed the final rule due to pending legal challenges. The Company is currently monitoring legal challenges to the final rule and evaluating the impact the rule will have on its disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses,” (“ASU No. 2024-03”) which requires detailed disclosures in the notes to financial statements of expense categories within relevant income statement captions including purchases of inventory, employee compensation, depreciation and intangible asset amortization. ASU No. 2024-03 is effective for the Company beginning with the 2027 Form 10-K, with early adoption permitted, and may

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
be applied either prospectively for reporting periods after the effective date or retrospectively to prior periods presented. The Company is currently evaluating the impact ASU No. 2024-03 will have on its disclosures.

Recent accounting guidance not discussed herein is not applicable, did not have or is not expected to have a material impact to the Company.

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period, including presentation of certain items within the notes to the consolidated financial statements. These reclassifications had no effect on previously reported net income.

2.    Revenue Recognition

The following tables include the disaggregation of Restaurant sales and franchise revenues by restaurant concept and major international market for the periods indicated:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 29, 2024		SEPTEMBER 24, 2023
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$518,152	$7,542	$526,960	$7,517
Carrabba’s Italian Grill	159,840	635	165,742	704
Bonefish Grill	118,941	97	128,425	87
Fleming’s Prime Steakhouse & Wine Bar	78,424	—	76,919	—
Other	1,695	30	3,092	16
U.S. total	877,052	8,304	901,138	8,324
International
Outback Steakhouse - Brazil	127,175	—	138,187	—
Other (1)	20,863	3,331	25,088	3,496
International total	148,038	3,331	163,275	3,496
Total	$1,025,090	$11,635	$1,064,413	$11,820

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2024		SEPTEMBER 24, 2023
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$1,684,669	$23,938	$1,732,132	$24,280
Carrabba’s Italian Grill	518,845	2,123	530,450	2,257
Bonefish Grill	397,723	385	429,572	353
Fleming’s Prime Steakhouse & Wine Bar	262,976	—	272,543	—
Other	5,823	86	10,448	41
U.S. total	2,870,036	26,532	2,975,145	26,931
International
Outback Steakhouse - Brazil	370,369	—	379,498	—
Other (1)	67,737	10,029	75,334	10,980
International total	438,106	10,029	454,832	10,980
Total	$3,308,142	$36,561	$3,429,977	$37,911
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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	SEPTEMBER 29, 2024	DECEMBER 31, 2023
Other current assets, net
Deferred gift card sales commissions	$11,137	$18,081

Unearned revenue
Deferred gift card revenue	$283,810	$374,274
Deferred loyalty revenue	6,633	5,664
Deferred franchise fees - current	491	473
Other	2,563	1,466
Total Unearned revenue	$293,497	$381,877

Other long-term liabilities, net
Deferred franchise fees - non-current	$3,939	$4,036

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Balance, beginning of the period	$12,650	$12,694	$18,081	$17,755
Deferred gift card sales commissions amortization	(4,494)	(4,711)	(17,155)	(17,891)
Deferred gift card sales commissions capitalization	3,570	3,766	12,426	13,509
Other	(589)	(608)	(2,215)	(2,232)
Balance, end of the period	$11,137	$11,141	$11,137	$11,141

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Balance, beginning of the period	$300,590	$304,942	$374,274	$386,495
Gift card sales	42,541	44,374	148,486	162,717
Gift card redemptions	(55,733)	(60,412)	(225,057)	(248,870)
Gift card breakage	(3,588)	(3,641)	(13,893)	(15,079)
Balance, end of the period	$283,810	$285,263	$283,810	$285,263

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
3.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 29, 2024
Impairment losses
U.S. (1)	$1,251	$3,103
International (2)	17	14,065
Total impairment losses	$1,268	$17,168
Restaurant closure charges
U.S. (1)	$615	$11,834
International (2)	3,714	3,729
Total restaurant closure charges	4,329	15,563
Provision for impaired assets and restaurant closings	$5,597	$32,731
________________
(1)Primarily includes charges in connection with the 2023 Restaurant Closures, as discussed below.
(2)Primarily includes charges in connection with the Q2 2024 decision to close nine restaurants in Hong Kong.

2023 Restaurant Closures - During the fourth quarter of 2023, the Company closed three U.S. and two international Aussie Grill restaurants and made the decision to close 36 predominantly older, underperforming U.S. restaurants (the “2023 Restaurant Closures”). Following is a summary of expenses recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the period indicated (dollars in thousands):

DESCRIPTION	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	THIRTY-NINE WEEKS ENDED
		SEPTEMBER 29, 2024
Asset impairments and closure charges	Provision for impaired assets and restaurant closings	$11,890
Severance and other expenses	General and administrative	3,403
Closure-related labor costs	Labor and other related	434
Total (1)		$15,727
________________
(1)During the fourth quarter of 2023, the Company recognized $32.4 million of net charges in connection with the 2023 Restaurant Closures.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
4.    Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Net income (loss) attributable to Bloomin’ Brands	$6,912	$44,528	$(48,557)	$204,116

Basic weighted average common shares outstanding	85,063	88,707	86,258	88,794

Effect of dilutive securities:
Stock-based compensation awards	84	674	—	719
Convertible senior notes (1)	744	5,367	—	5,067
Warrants (1)	273	3,800	—	3,407
Diluted weighted average common shares outstanding	86,164	98,548	86,258	97,987

Basic earnings (loss) per share	$0.08	$0.50	$(0.56)	$2.30
Diluted earnings (loss) per share	$0.08	$0.45	$(0.56)	$2.08

Antidilutive stock-based compensation awards	2,155	373	1,541	951
________________
(1)During the thirty-nine weeks ended September 29, 2024, the Company repurchased $83.6 million of the convertible notes due in 2025 and settled the corresponding portion of the related note hedges and warrants (the “2025 Notes Partial Repurchase”).

5.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Stock-based compensation expense, net of capitalized expense (1)	$2,342	$4,392	$5,237	$12,395
________________
(1)The thirty-nine weeks ended September 29, 2024 includes a cumulative life-to-date adjustment to decrease expense for PSUs granted in fiscal year 2023 based on updated assumptions regarding the criteria set forth in the award agreements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents a summary of the Company’s performance-based share units (“PSUs”) and restricted stock units (“RSUs”) activity:

			WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT		AGGREGATE INTRINSIC VALUE (1)
(in thousands, except per unit data)	PSUs	RSUs	PSUs	RSUs	PSUs	RSUs
Outstanding as of December 31, 2023	818	631	$26.92	$23.58	$23,026	$17,757
Granted (2)	290	619	$27.26	$20.25
Performance adjustment (3)	237	—	$25.40	$—
Vested	(473)	(288)	$25.40	$24.26
Forfeited	(150)	(73)	$27.55	$23.93
Outstanding as of September 29, 2024	722	889	$27.42	$21.02	$12,133	$14,937
Expected to vest as of September 29, 2024 (4)	264	889			$4,432	$14,937
________________
(1)Based on the $28.15 and $16.80 share price of the Company’s common stock on December 29, 2023 and September 27, 2024, the last trading day of the year ended December 31, 2023 and thirty-nine weeks ended September 29, 2024, respectively.
(2)The weighted average dividend yield for RSUs granted during 2024 is 4.53%.
(3)Represents adjustment to 200% payout for PSUs granted during 2021.
(4)For PSUs, estimated number of units to be issued upon the vesting of outstanding PSUs based on Company performance projections of performance criteria set forth in the 2022, 2023 and 2024 PSU award agreements.

Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the periods indicated:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Assumptions:
Risk-free interest rate (1)	4.37%	4.26%
Dividend yield (2)	3.49%	3.47%
Volatility (3)	51.41%	51.02%

Grant date fair value per unit (4)	$27.26	$29.01
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term.
(3)Based on the historical volatility of the Company’s stock over the last seven years.
(4)Represents a discount below and a premium above the grant date per share value of the Company’s common stock for the relative total shareholder return modifier of (1.6)% and 2.7% during the thirty-nine weeks ended September 29, 2024 and September 24, 2023, respectively.

The following represents unrecognized stock-based compensation expense and the remaining weighted average recognition period as of September 29, 2024:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE RECOGNITION PERIOD (in years)
Performance-based share units	$5,787	2.4
Restricted stock units	$14,308	1.9

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
6.    Supplemental Balance Sheet Information

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 29, 2024	DECEMBER 31, 2023
Prepaid expenses	$30,102	$26,674
Accounts receivable - gift cards, net	7,887	67,424
Accounts receivable - vendors, net	23,466	13,648
Accounts receivable - franchisees, net	3,789	3,671
Accounts receivable - other, net	21,534	18,100
Deferred gift card sales commissions	11,137	18,081
Other current assets, net	7,562	5,404
	$105,477	$153,002

Goodwill and Intangible Assets - The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during its second fiscal quarter. The Company’s 2024 assessment was qualitative and its 2023 assessment was quantitative. In connection with these assessments, the Company did not record any impairment charges.

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 29, 2024	DECEMBER 31, 2023
Company-owned life insurance	$31,874	$28,018
Deferred debt issuance costs - revolving credit facility (1)	11,310	3,813
Liquor licenses	22,583	23,125
Judicial deposits (2)	64,493	20,485
Other assets	7,352	9,746
	$137,612	$85,187
________________
(1)Net of accumulated amortization of $0.1 million and $11.7 million as of September 29, 2024 and December 31, 2023, respectively. During the thirteen weeks ended September 29, 2024, the Company recorded $9.0 million of deferred debt issuance costs in connection with the Third Amended and Restated Credit Agreement, as defined below. See Long-term debt, net below for details regarding the Third Amended and Restated Credit Agreement.
(2)These assets arise from the Company’s Brazilian operations and their realization could take several years. Includes $43.2 million as of September 29, 2024 related to the Brazil tax legislation. See Note 12 - Income Taxes for details regarding the judicial deposits in connection with Brazil tax legislation.

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 29, 2024	DECEMBER 31, 2023
Accrued payroll and other compensation	$72,976	$98,903
Accrued insurance	16,995	19,310
Other current liabilities	127,802	137,601
	$217,773	$255,814

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Long-term debt, net, consisted of the following as of the periods indicated:

	SEPTEMBER 29, 2024		DECEMBER 31, 2023
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)	$775,000	6.86%	$—
Former credit facility - revolving credit facility (1)	—		381,000	6.96%
2025 Notes (2)(3)	20,724	5.00%	104,786	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Long-term debt	1,095,724		785,786
Less: unamortized debt discount and issuance costs (2)	(3,535)		(5,067)
Long-term debt, net	$1,092,189		$780,719
________________
(1)Interest rate represents the weighted average interest rate as of the respective periods.
(2)During the thirty-nine weeks ended September 29, 2024, the Company repurchased $83.6 million of the 2025 Notes and as a result, wrote off $0.8 million of debt issuance costs. See Note 7 - Convertible Senior Notes for additional details.
(3)Obligations under the 2025 Notes, which mature on May 1, 2025, have been classified as long-term, reflecting the Company’s intent and ability to refinance these notes through its existing revolving credit facility.

Third Amended and Restated Credit Agreement – On September 19, 2024, the Company and OSI, as co-borrowers, entered into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”), which provides for senior secured financing of up to $1.2 billion consisting of a revolving credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility matures on September 19, 2029 and replaced the Company’s prior senior secured financing of up to $1.0 billion (the “Former Credit Facility”). The total indebtedness of the Company and interest rate applied to the Company’s borrowings remained unchanged as a result of the Third Amended and Restated Credit Agreement.

The commitments under the Third Amended and Restated Credit Agreement may be increased in an aggregate principal amount of up to; (i) $550.0 million or (ii) at the Company’s option, up to an unlimited amount of incremental facilities, so long as the Consolidated Senior Secured Net Leverage Ratio, as defined in the Third Amended and Restated Credit Agreement, is no more than 3.00 to 1.00 as of the last day of the most recent period of four consecutive fiscal quarters ended, after giving effect to any such incurrence on a pro forma basis.

Under the Third Amended and Restated Credit Agreement, the Company may elect an interest rate at each reset period based on the Base Rate or Term SOFR, plus an applicable spread. The Term SOFR rate is the forward-looking term rate based on the secured overnight financing rate (“SOFR”) that is published by CME Group Benchmark Administration Limited (“Term SOFR”). The Base Rate option is the highest of: (i) the prime rate of Wells Fargo Bank, National Association, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the one-month Term SOFR plus a 0.10% Term SOFR Adjustment, plus 1.0% (the “Base Rate”). The Adjusted Term SOFR option is the Term SOFR rate plus a 0.10% Term SOFR Adjustment, subject to a 0% floor. The interest rate spreads are as follows:

	BASE RATE ELECTION	ADJUSTED TERM SOFR ELECTION
Revolving credit facility	50 to 150 basis points over the Base Rate	150 to 250 basis points over the Adjusted Term SOFR

The Third Amended and Restated Credit Agreement requires a Total Net Leverage Ratio (“TNLR”) not to exceed 4.50 to 1.00 (with a limited ability to temporarily increase TNLR to 5.00 to 1.00 in connection with material acquisitions). TNLR is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net of cash, excluding the 2025 Notes) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Third Amended and Restated Credit Agreement).

Debt Covenants - As of September 29, 2024 and December 31, 2023, the Company was in compliance with its debt covenants.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of September 29, 2024:

	PERIOD
(dollars in thousands)	YEAR 1	YEAR 2	YEAR 3	YEAR 4	YEAR 5	THEREAFTER	TOTAL
Debt repayments	$20,724	$—	$—	$—	$1,075,000	$—	$1,095,724

7.    Convertible Senior Notes

2025 Notes - On February 29, 2024, the Company entered into exchange agreements (the “Exchange Agreements”) with certain holders (the “Noteholders”) of its 5.00% Convertible Senior Notes due 2025 (the “2025 Notes”). The Exchange Agreements provided for the Company to deliver and pay at the closing of the transactions on March 5, 2024, an aggregate of approximately 7.5 million shares of its common stock and $3.3 million in cash, including accrued interest, in exchange for $83.6 million in aggregate principal amount of the Company’s outstanding 2025 Notes (the “2025 Notes Partial Repurchase”). In connection with the 2025 Notes Partial Repurchase, the Company recognized a loss on extinguishment of debt of $135.8 million and recorded a $216.1 million increase to Additional paid-in capital during the thirty-nine weeks ended September 29, 2024.

In connection with dividends paid during the thirty-nine weeks ended September 29, 2024, the conversion rate for the Company’s remaining 2025 Notes decreased to approximately $10.79 per share, which represents 92.643 shares of common stock per $1,000 principal amount of the 2025 Notes, or a total of approximately 1.920 million shares.

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	SEPTEMBER 29, 2024	DECEMBER 31, 2023
Principal	$20,724	$104,786
Less: unamortized debt issuance costs (1)	(97)	(1,138)
Net carrying amount	$20,627	$103,648
________________
(1)During the thirty-nine weeks ended September 29, 2024, the Company wrote off $0.8 million of debt issuance costs as a result of the 2025 Notes Partial Repurchase.

Following is a summary of interest expense for the 2025 Notes by component for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Coupon interest	$259	$1,310	$1,524	$3,932
Debt issuance cost amortization	41	201	239	594
Total interest expense (1)	$300	$1,511	$1,763	$4,526
________________
(1)The effective rate of the 2025 Notes over their expected life is 5.85%. The decrease in interest expense during the thirteen and thirty-nine weeks ended September 29, 2024 relates to the 2025 Notes Partial Repurchase in February 2024.

Based on the daily closing prices of the Company’s stock during the quarter ended September 29, 2024, the remaining holders of the 2025 Notes are eligible to convert their notes during the fourth quarter of 2024.

Convertible Note Hedge and Warrant Transactions - In connection with the 2025 Notes Partial Repurchase, on February 29, 2024, the Company entered into partial unwind agreements with certain financial institutions (the “Derivative Counterparties”) relating to a portion of the convertible note hedge transactions (the “Note Hedge Early Termination Agreements”) and a portion of the warrant transactions (the “Warrant Early Termination Agreements” and together with the Note Hedge Early Termination Agreements, the “Early Termination Agreements”) that were

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
previously entered into by the Company in connection with the issuance of the 2025 Notes. Pursuant to the Early Termination Agreements, the Derivative Counterparties made a termination payment to the Company which consisted of approximately $118.2 million in cash and 0.3 million shares of common stock, and the Company made a termination payment to the Derivative Counterparties in an aggregate amount of approximately $102.2 million in cash. In connection with the Note Hedge Early Termination Agreements and the Warrant Early Termination Agreements, the Company recorded a $126.5 million increase and a $102.2 million decrease, respectively, to Additional paid-in capital during the thirty-nine weeks ended September 29, 2024. The Company also recorded an $8.3 million increase to Accumulated deficit in connection with the Note Hedge Early Termination Agreements.

The remaining warrants have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the warrants. In connection with dividends paid during thirty-nine weeks ended September 29, 2024, the strike price for the remaining warrants decreased to $15.11.

8.    Stockholders’ Equity

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
As of September 29, 2024, $96.8 million remained available for repurchase under the 2024 Share Repurchase Program. Following is a summary of the shares repurchased during fiscal year 2024:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
First fiscal quarter	6,948	$27.13	$188,500
Second fiscal quarter (1)	2,156	$27.36	59,000
Third fiscal quarter	969	$18.78	18,195
Total common stock repurchases (2)	10,073	$26.38	$265,695
________________
(1)Includes $44.0 million of share repurchases in connection with the ASR Agreement that settled during the thirteen weeks ended June 30, 2024.
(2)Excludes $0.4 million of fees recorded in Accumulated deficit related to repurchases under the ASR Agreement.

Dividends - The Company declared and paid dividends per share during fiscal year 2024 as follows:

(dollars in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.24	$21,075
Second fiscal quarter	0.24	20,762
Third fiscal quarter	0.24	20,375
Total cash dividends declared and paid	$0.72	$62,212

In October 2024, the Board declared a quarterly cash dividend of $0.24 per share, payable on December 11, 2024 to shareholders of record at the close of business on November 25, 2024.

Accumulated Other Comprehensive Loss (“AOCL”) - The following table is a rollforward of the components of AOCL for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Foreign currency translation adjustment:
Balance, beginning of the period	$(189,478)	$(181,943)	$(177,689)	$(185,311)
Foreign currency translation adjustment	(11,849)	3,103	(23,638)	6,471
Balance, end of the period	$(201,327)	$(178,840)	$(201,327)	$(178,840)
Loss on derivatives, net of tax:
Balance, beginning of the period	$872		$(615)
Change in fair value of derivatives, net of tax	(2,917)		(584)
Reclassification realized in Net income (loss), net of tax	(557)		(1,403)
Balance, end of the period	$(2,602)		$(2,602)
Accumulated other comprehensive loss:
Balance beginning of the period	$(188,606)	$(181,943)	$(178,304)	$(185,311)
Other comprehensive (loss) income attributable to Bloomin' Brands	(15,323)	3,103	(25,625)	6,471
Balance, end of the period	$(203,929)	$(178,840)	$(203,929)	$(178,840)

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
9.    Derivative Instruments and Hedging Activities

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

In connection with the Swap Transactions, the Company effectively converted $375.0 million of its outstanding indebtedness from SOFR, plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points, to the weighted average fixed interest rates within the table above, plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points. The Swap Transactions have an embedded floor of minus 0.10%.

The Swap Transactions have been designated and qualify as cash flow hedges, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $1.9 million of interest expense will be reclassified from AOCL to Interest expense, net over the next 12 months related to its Swap Transactions.

The following table presents the fair value and classification of the Company’s swap agreements as of the periods indicated:

(dollars in thousands)	SEPTEMBER 29, 2024	DECEMBER 31, 2023	CONSOLIDATED BALANCE SHEET CLASSIFICATION
Interest rate swaps - asset (1)	$—	$320	Other current assets, net

Interest rate swaps - liability	$1,617	$253	Accrued and other current liabilities
Interest rate swaps - liability	1,879	893	Other long-term liabilities, net
Total fair value of derivative instruments - liabilities (1)	$3,496	$1,146
____________________
(1)    See Note 11 - Fair Value Measurements for fair value discussion of the interest rate swaps.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 29, 2024, all counterparties to the Swap Transactions performed in accordance with their contractual obligations.

As of September 29, 2024 and December 31, 2023, the fair value of the Swap Transactions was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $3.3 million and $0.8 million, respectively. As of September 29, 2024 and December 31, 2023, the Company has not posted any collateral related to the Swap Transactions.

The Swap Transactions contain provisions whereby the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness. If the Company had breached any of these provisions as of September 29, 2024 and

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
December 31, 2023, it could have been required to settle its obligations under the Swap Transactions at their termination value of $3.3 million and $0.8 million, respectively.

10.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	SEPTEMBER 29, 2024	DECEMBER 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,081,498	$1,084,951
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	8,733	9,941
Total lease assets, net		$1,090,231	$1,094,892

Current operating lease liabilities	Current operating lease liabilities	$169,407	$175,442
Current finance lease liabilities	Accrued and other current liabilities	2,481	3,197
Non-current operating lease liabilities	Non-current operating lease liabilities	1,141,936	1,131,639
Non-current finance lease liabilities	Other long-term liabilities, net	7,127	7,414
Total lease liabilities		$1,320,951	$1,317,692
________________
(1)Net of accumulated amortization of $5.3 million and $4.7 million as of September 29, 2024 and December 31, 2023, respectively.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)		SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Operating lease cost (1)	Other restaurant operating	$44,622	$46,686	$135,557	$138,670
Variable lease cost	Other restaurant operating	2,085	2,081	6,867	5,434
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	732	572	2,299	1,609
Interest on lease liabilities	Interest expense, net	191	191	581	501
Sublease revenue	Franchise and other revenues	(1,833)	(2,530)	(5,426)	(5,873)
Lease costs, net		$45,797	$47,000	$139,878	$140,341
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.7 million and $3.1 million for the thirteen weeks ended September 29, 2024 and September 24, 2023, respectively, and $10.9 million and $9.1 million for the thirty-nine weeks ended September 29, 2024 and September 24, 2023, respectively, which is included in General and administrative expense.

The following table is a summary of cash flow impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$147,845	$147,051

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	CONSOLIDATED BALANCE SHEET CLASSIFICATION	MEASUREMENT LEVEL	FAIR VALUE
(dollars in thousands)			SEPTEMBER 29, 2024	DECEMBER 31, 2023
Assets:
Short-term investments	Cash and cash equivalents	Level 1	$12,106	$23,920
Short-term investments	Restricted cash and cash equivalents	Level 1	$—	$2,854
Interest rate swaps	Other current assets, net	Level 2	$—	$320
Liabilities:
Interest rate swaps	Accrued and other current liabilities	Level 2	$1,617	$253
Interest rate swaps	Other long-term liabilities	Level 2	$1,879	$893

Fair value of each class of financial instruments is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Short-term investments	Carrying value approximates fair value because maturities are less than three months.
Interest rate swaps
Fair value measurements are based on the contractual terms of the derivatives and observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of September 29, 2024 and December 31, 2023, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	SEPTEMBER 29, 2024		DECEMBER 31, 2023
(dollars in thousands)	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
Senior secured credit facility - revolving credit facility	$775,000	$775,000	$381,000	$381,000
2025 Notes	$20,724	$31,767	$104,786	$265,896
2029 Notes	$300,000	$280,887	$300,000	$277,809

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
12.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Income (loss) before (benefit) provision for income taxes	$1,032	$45,373	$(39,959)	$230,047
(Benefit) provision for income taxes	$(6,509)	$(58)	$5,159	$21,186
Effective income tax rate	(NM)	(0.1)%	(12.9)%	9.2%
________________
NM Not meaningful.

For the thirteen weeks ended September 29, 2024, the benefit for income taxes includes: (i) the impact of changes to the estimate of forecasted annual pre-tax book income relative to the prior quarter in 2024, (ii) the benefit of FICA tax credits on certain tipped wages and (iii) the temporary reduction in the Brazilian income tax rate from 34% to 0% under the new Brazil tax legislation.

For the thirteen weeks ended September 24, 2023, the benefit for income taxes includes the benefits of Brazil tax legislation, that included a temporary reduction in the Brazilian income tax rate from 34% to 0%, as well as the income tax exemption on Brazil state value added tax (“VAT”) benefits.

The effective income tax rate for the thirty-nine weeks ended September 29, 2024 is lower than the effective income tax rate for the thirty-nine weeks ended September 24, 2023, primarily due to the impact of nondeductible losses associated with the 2025 Notes Partial Repurchase which, relative to a pre-tax book loss during the period, resulted in a negative effective income tax rate.

On January 24, 2024, the Company’s Brazilian subsidiary received an unfavorable second level court ruling related to its ongoing litigation regarding its eligibility for tax exemptions under the Brazil tax legislation. This legislation temporarily granted certain industries a 100% exemption from income tax (IRPJ and CSLL) and federal value added taxes (PIS and COFINS). The Company claimed this benefit for the periods between September 2022 and December 2023. The Company is appealing this ruling and in connection with the appeal made a cash judicial deposit of $42.9 million, inclusive of principal, interest and potential penalties, in July 2024. The deposit was recorded in Other assets, net, on the Company’s Consolidated Balance Sheet. The judicial deposit accumulates interest income until final resolution of the judicial proceedings. The Company believes that it will more likely than not prevail in this appeal and, accordingly, has not recorded any expense or liability for the disputed amounts.

On November 6, 2024, the Company entered into a purchase agreement to sell 67% of its Brazil operations. In connection with the purchase agreement, the Company expects to retain the legal rights to fully recover the judicial deposit related to the Brazil tax legislation. The Company is still evaluating the value of those legal rights to recovery and the accounting for such amounts. See Note 15 - Subsequent Events of the Notes to Consolidated Financial Statements for additional details regarding the purchase agreement.

During the second quarter of 2024, Brazil enacted new tax legislation that temporarily grants certain industries a 100% exemption from income tax (IRPJ and CSLL) for the periods between May 23, 2024 and December 2024 and 100% exemption from federal value added taxes (PIS and COFINS) for the periods between May 23, 2024 and December 2026. The Company applied for this exemption and was approved by the Brazilian tax authorities. The Company’s estimated annual effective income tax rate for the thirteen and thirty-nine weeks ended September 29, 2024 includes the benefit expected from this legislation. The new Brazil tax legislation also established a country-wide limitation to the total benefits that will be granted under this law. The exemption from value added taxes could end before December 2026 due to this country-wide limitation.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The effective income tax rate for the thirty-nine weeks ended September 29, 2024 was lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the impact of nondeductible losses associated with the 2025 Notes Partial Repurchase which, relative to a pre-tax book loss during the period, resulted in a negative effective income tax rate.

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

13.    Commitments and Contingencies

Litigation and Other Matters - The Company recorded reserves of $5.1 million and $13.3 million for certain of its outstanding legal proceedings as of September 29, 2024 and December 31, 2023, respectively, within Accrued and other current liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of September 29, 2024, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was $11.1 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of September 29, 2024 was $8.7 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements generally govern its ability to pursue and recover damages incurred. As of September 29, 2024 and December 31, 2023, the Company’s recorded contingent lease liability was $1.8 million and $5.3 million, respectively.

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following tables summarize Total revenues, Depreciation and amortization, and Income (loss) from operations by segment for the periods indicated:

	THIRTEEN WEEKS ENDED SEPTEMBER 29, 2024
(dollars in thousands)	U.S.	INTERNATIONAL	CORPORATE	CONSOLIDATED
Total revenues	$887,325	$151,446	$—	$1,038,771
Depreciation and amortization	$41,922	$6,184	$2,102	$50,208
Income (loss) from operations	$38,853	$15,608	$(37,251)	$17,210

	THIRTEEN WEEKS ENDED SEPTEMBER 24, 2023
(dollars in thousands)	U.S.	INTERNATIONAL	CORPORATE	CONSOLIDATED
Total revenues	$912,972	$166,861	$—	$1,079,833
Depreciation and amortization	$39,829	$6,231	$1,938	$47,998
Income (loss) from operations	$68,014	$22,034	$(31,832)	$58,216

	THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2024
(dollars in thousands)	U.S.	INTERNATIONAL	CORPORATE	CONSOLIDATED
Total revenues	$2,904,602	$448,362	$—	$3,352,964
Depreciation and amortization	$122,506	$20,140	$6,369	$149,015
Income (loss) from operations	$216,014	$30,496	$(106,076)	$140,434

	THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2023
(dollars in thousands)	U.S.	INTERNATIONAL	CORPORATE	CONSOLIDATED
Total revenues	$3,011,197	$466,076	$—	$3,477,273
Depreciation and amortization	$117,367	$18,276	$6,222	$141,865
Income (loss) from operations	$304,265	$67,028	$(102,998)	$268,295

The following table is a reconciliation of segment income from operations to Income (loss) before (benefit) provision for income taxes for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Income from operations	$17,210	$58,216	$140,434	$268,295
Loss on extinguishment of debt	(225)	—	(136,022)	—
Interest expense, net	(15,953)	(12,843)	(44,371)	(38,248)
Income (loss) before (benefit) provision for income taxes	$1,032	$45,373	$(39,959)	$230,047

15.    Subsequent Events

On November 6, 2024, Bloom Group Holdings, B.V., (the “Seller”) and an indirect wholly owned subsidiary of the Company, entered into a Quota Purchase Agreement and Other Covenants (the “Purchase Agreement”), by and among the Seller, Bloom Participações Ltda. (“BPar”), Outback Steakhouse Restaurantes Brasil S.A. (“OSRB” and, together with BPar, the “Target Entities”), and Osaka Participações Societárias S.A. (“Buyer”). Buyer is owned by a fund managed by an affiliate of Vinci Partners Investments Ltd.

BPar is a wholly owned subsidiary of Seller and owns substantially all of the capital stock and all of the voting rights of OSRB. Pursuant to the Purchase Agreement, the Seller will sell to Buyer shares representing 67% of the capital stock of BPar and, as a consequence, Buyer will hold the corresponding pro rata portion of the capital stock of the Target Entities (such purchase and sale, together with the other transactions and agreements contemplated by the Purchase Agreement, the “Transaction”). The Company will retain an indirect 33% interest in its Brazil operations through the Target Entities.Under the terms and conditions of the Purchase Agreement, the aggregate

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
consideration paid to the Seller consists of 67% of the enterprise valuation of the Target Entities in the amount of R$2.06 billion Brazilian Reais, which equals R$1.4 billion Brazilian Reais (approximately $243 million in U.S. Dollars based on the current exchange rate), subject to customary adjustments for working capital, net indebtedness and unpaid transactions expenses, and withholding for Brazilian taxes (the “Purchase Price”). The Purchase Price will be paid in two installments: 52% on the closing date (the “Closing Date”) of the Purchase Agreement and 48% on the first anniversary of the Closing Date.

The Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, and customary indemnification obligations of the Company.

Subject to satisfaction of closing conditions, the Company expects the Transaction to close on or before December 31, 2024.

Following the closing, the Brazil restaurants will be operated as unconsolidated franchisees and a subsidiary of the Company will enter into amended and restated franchise agreements with OSRB.

At the closing, the Seller will also enter into a Shareholders Agreement (the “Shareholders Agreement”) by and among Seller, BPar, OSRB and Buyer, pursuant to which Buyer and Seller will have representation on the board of directors and in executive management of the Target Entities based on their respective post-Transaction interests. The Shareholders Agreement will also contain customary corporate governance provisions, customary restrictions on transfer of shares and customary shareholders’ rights.

The Shareholders Agreement will set forth a put-call mechanism pursuant to which: (i) Buyer may cause Seller to sell the totality of its interest in the Target Entities for a period between October 1, 2028 and December 31, 2028 (the “Option Exercise Period”), and (ii) the Seller may cause Buyer to purchase the totality of Seller’s interest in the Target Entities during the Option Exercise Period.

In connection with the Transaction, the Company expects to mitigate most of the exchange rate risk associated with the Purchase Price installment payments by entering into foreign exchange forward contracts.

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

(x)Our ability to complete the Brazil franchise partnership transaction and the impact of such transaction on our future results;

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

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 29, 2024, we owned and operated 1,173 restaurants and franchised 290 restaurants across 46 states, Guam and 13 countries. We have four founder-inspired concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Overview - Our financial overview for the thirteen weeks ended September 29, 2024 includes the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of (1.5)% and (1.3)%, respectively;
•Decrease in Total revenues of (3.8)% as compared to the third quarter of 2023;
•Operating income and restaurant-level operating margins of 1.7% and 12.5%, respectively, as compared to 5.4% and 13.8%, respectively, for the third quarter of 2023;
•Operating income of $17.2 million as compared to $58.2 million in the third quarter of 2023; and
•Diluted earnings per share of $0.08 as compared to $0.45 for the third quarter of 2023.

Agreement to Sell Majority Ownership of our Brazil Operations - On November 8, 2024, we announced an agreement to sell 67% of our Brazil operations at a total enterprise valuation of R$2.06 billion Brazilian Reais, which equals R$1.4 billion Brazilian Reais (approximately $243 million in U.S. Dollars based on current exchange rates) to Buyer. We will retain an indirect 33% interest in our Brazil operations.

The sale transaction is expected to close on or before December 31, 2024. Following the closing of the sale, our subsidiary will enter into amended and restated franchise agreements with the buyer and our Brazil restaurants will be operated as unconsolidated franchisees. See Note 15 - Subsequent Events of the Notes to Consolidated Financial Statements for additional details regarding the sale agreement.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data - The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
U.S.
Outback Steakhouse
Company-owned	550	557
Franchised	123	127
Total	673	684
Carrabba’s Italian Grill
Company-owned	192	199
Franchised	18	19
Total	210	218
Bonefish Grill
Company-owned	162	170
Franchised	4	5
Total	166	175
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	63	64
Aussie Grill
Company-owned	4	7
Franchised	2	—
Total	6	7
U.S. total	1,118	1,148
International
Company-owned
Outback Steakhouse - Brazil (1)	172	153
Other (1)	30	37
Franchised
Outback Steakhouse - South Korea	94	92
Other	49	47
International total	345	329
System-wide total	1,463	1,477
System-wide total - Company-owned	1,173	1,187
System-wide total - Franchised	290	290
____________________
(1)The restaurant counts for Brazil, including Abbraccio and Aussie Grill restaurants within International Company-owned Other, are reported as of August 31, 2024 and 2023, respectively, to correspond with the balance sheet dates of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

REVENUES

Restaurant Sales - Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 24, 2023	$1,064.4	$3,430.0
Change from:
Restaurant closures (1)	(31.6)	(92.8)
Comparable restaurant sales (2)	(18.1)	(65.5)
Effect of foreign currency translation	(16.5)	(9.5)
Restaurant openings (3)	26.5	64.8
Brazil value added tax exemptions (4)	0.4	(18.9)
For the periods ended September 29, 2024	$1,025.1	$3,308.1
________________
(1)The thirteen and thirty-nine weeks ended September 29, 2024 include the restaurant sales impact from the closure of 58 and 67 restaurants since June 25, 2023 and December 25, 2022, respectively.
(2)Comparable restaurant sales for the thirty-nine weeks ended September 29, 2024 includes an estimated $16.5 million negative impact from a one-week shift in the fiscal calendar.
(3)The thirteen and thirty-nine weeks ended September 29, 2024 include restaurant sales from 56 and 75 new restaurants, respectively, not included in our comparable restaurant sales base.
(4)During 2023, we were eligible for certain value added tax exemptions under the Brazil tax legislation until August 2023. Beginning on May 23, 2024, we are eligible for certain value added tax exemptions under the new Brazil tax legislation. See Note 12 - Income Taxes of the Notes to Consolidated Financial Statements for details regarding value added tax exemptions in connection with Brazil tax legislation.

Average Restaurant Unit Volumes and Operating Weeks - Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Average restaurant unit volumes (weekly):
U.S.
Outback Steakhouse	$72,108	$72,072	$77,952	$78,325
Carrabba’s Italian Grill	$64,038	$64,067	$68,867	$68,348
Bonefish Grill	$56,477	$58,111	$62,342	$64,343
Fleming’s Prime Steakhouse & Wine Bar	$95,755	$92,452	$106,296	$108,066
International
Outback Steakhouse - Brazil (1)	$52,606	$64,554	$56,351	$62,030
Operating weeks:
U.S.
Outback Steakhouse	7,148	7,269	21,461	21,947
Carrabba’s Italian Grill	2,496	2,587	7,534	7,761
Bonefish Grill	2,106	2,210	6,380	6,676
Fleming’s Prime Steakhouse & Wine Bar	819	832	2,474	2,522
International
Outback Steakhouse - Brazil	2,219	1,982	6,387	5,661
____________________
(1)Translated at average exchange rates of 5.50 and 4.85 for the thirteen weeks ended September 29, 2024 and September 24, 2023, respectively, and 5.17 and 5.03 for the thirty-nine weeks ended September 29, 2024 and September 24, 2023, respectively. Excludes the benefit of the Brazil value added tax exemptions discussed in Note 12 - Income Taxes of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person (Decreases) Increases - Following is a summary of comparable restaurant sales, traffic and average check per person (decreases) increases for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2024 (1)	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024 (1)	SEPTEMBER 24, 2023
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (2)
Outback Steakhouse	(1.3)%	(1.1)%	(0.9)%	1.6%
Carrabba’s Italian Grill	(1.5)%	3.0%	0.4%	4.4%
Bonefish Grill	(4.1)%	(0.5)%	(3.7)%	2.2%
Fleming’s Prime Steakhouse & Wine Bar	1.2%	(4.1)%	(0.8)%	(0.9)%
Combined U.S.	(1.5)%	(0.5)%	(1.1)%	1.9%
International
Outback Steakhouse - Brazil (3)(4)	(3.6)%	4.1%	(1.9)%	7.3%

Traffic:
U.S.
Outback Steakhouse	(3.9)%	(6.1)%	(4.0)%	(4.3)%
Carrabba’s Italian Grill	(3.4)%	(0.1)%	(2.7)%	0.3%
Bonefish Grill	(8.5)%	(5.7)%	(6.7)%	(3.1)%
Fleming’s Prime Steakhouse & Wine Bar	(7.3)%	(4.4)%	(6.7)%	(2.1)%
Combined U.S.	(4.4)%	(4.7)%	(4.2)%	(3.1)%
International
Outback Steakhouse - Brazil (3)	(7.7)%	(1.0)%	(4.9)%	(1.0)%

Average check per person (5):
U.S.
Outback Steakhouse	2.6%	5.0%	3.1%	5.9%
Carrabba’s Italian Grill	1.9%	3.1%	3.1%	4.1%
Bonefish Grill	4.4%	5.2%	3.0%	5.3%
Fleming’s Prime Steakhouse & Wine Bar	8.5%	0.3%	5.9%	1.2%
Combined U.S.	2.9%	4.2%	3.1%	5.0%
International
Outback Steakhouse - Brazil (3)	3.4%	5.1%	2.4%	8.3%
____________________
(1)For Q3 2024, U.S. comparable restaurant sales, traffic and average check per person compare the thirteen weeks from July 1, 2024 through September 29, 2024 to the thirteen weeks from July 3, 2023 through October 1, 2023, and for the thirty-nine weeks from January 1, 2024 through September 29, 2024 to the thirty-nine weeks from January 2, 2023 through October 1, 2023.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
COSTS AND EXPENSES

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Restaurant sales or Total revenues for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Revenues
Restaurant sales	98.7%	98.6%	98.7%	98.6%
Franchise and other revenues	1.3	1.4	1.3	1.4
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Food and beverage (1)	29.7	30.2	30.2	30.8
Labor and other related (1)	30.5	29.5	29.8	28.6
Other restaurant operating (1)	27.3	26.4	25.7	24.4
Depreciation and amortization	4.8	4.4	4.4	4.1
General and administrative	6.6	5.8	5.9	5.5
Provision for impaired assets and restaurant closings	0.5	(0.6)	1.0	(*)
Total costs and expenses	98.3	94.6	95.8	92.3
Income from operations	1.7	5.4	4.2	7.7
Loss on extinguishment of debt	(*)	—	(4.1)	—
Interest expense, net	(1.6)	(1.2)	(1.3)	(1.1)
Income (loss) before (benefit) provision for income taxes	0.1	4.2	(1.2)	6.6
(Benefit) provision for income taxes	(0.6)	(*)	0.1	0.6
Net income (loss)	0.7	4.2	(1.3)	6.0
Less: net income attributable to noncontrolling interests	*	0.1	0.1	0.1
Net income (loss) attributable to Bloomin’ Brands	0.7%	4.1%	(1.4)%	5.9%
____________________
(1)As a percentage of Restaurant sales.
*    Less than 1/10th of one percent of Total revenues.

Thirteen weeks ended September 29, 2024 as compared to thirteen weeks ended September 24, 2023

Food and beverage cost decreased as a percentage of Restaurant sales primarily due to 1.1% from increases in average check per person driven by an increase in menu pricing and 0.2% from cost-saving and productivity initiatives. These decreases were partially offset by an increase as a percentage of Restaurant sales of 0.6% from commodity inflation.

Labor and other related expense increased as a percentage of Restaurant sales primarily due to 1.7% from higher hourly and field management labor costs, primarily due to wage rate inflation, partially offset by a decrease of 0.6% from an increase in average check per person.

Other restaurant operating expense increased as a percentage of Restaurant sales primarily due to 0.7% from higher restaurant-level operating and supply expenses, primarily due to inflation, and 0.2% from higher pre-opening expense. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.2% from an increase in average check per person and 0.2% from certain cost-saving and productivity initiatives.

Depreciation and amortization expense increased primarily due to restaurant development and technology projects.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
General and administrative expense increased as a percentage of Total revenues primarily due to increases in professional fees and executive transition costs.

Provision for impaired assets and restaurant closings increased primarily due to impairment and closure charges in connection with the Q2 2024 decision to close nine restaurants in Hong Kong and a net gain in Q3 2023 of $6.7 million in connection with the lease termination and closure of one U.S. restaurant.

Interest expense, net increased primarily due to higher balances and interest rates on the unhedged portion of our revolving credit facility partially offset by a decrease in interest expense from the 2025 Notes Partial Repurchase.

Benefit for income taxes for the thirteen weeks ended September 29, 2024 includes: (i) the impact of changes to the estimate of forecasted annual pre-tax book income relative to the prior quarter in 2024, (ii) the benefit of FICA tax credits on certain tipped wages and (iii) the temporary reduction in the Brazilian income tax rate from 34% to 0% under the new Brazil tax legislation.

Thirty-nine weeks ended September 29, 2024 as compared to thirty-nine weeks ended September 24, 2023

Food and beverage cost decreased as a percentage of Restaurant sales primarily due to 1.3% from increases in average check per person driven by an increase in menu pricing and 0.4% from cost-saving and productivity initiatives. These decreases were partially offset by increases as a percentage of Restaurant sales of 0.4% from unfavorable product mix and 0.4% from commodity inflation.

Labor and other related expense increased as a percentage of Restaurant sales primarily due to 1.8% from higher hourly and field management labor costs, primarily due to wage rate inflation, partially offset by a decrease of 0.6% from an increase in average check per person.

Other restaurant operating expense increased as a percentage of Restaurant sales primarily due to: (i) 1.0% from higher restaurant-level operating and supply expenses, primarily due to inflation, (ii) 0.4% from higher advertising expense and (iii) 0.2% from higher pre-opening expense. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.3% from an increase in average check per person and 0.2% from certain cost-saving and productivity initiatives.

Depreciation and amortization expense increased primarily due to restaurant development and technology projects.

General and administrative expense increased as a percentage of Total revenues primarily due to increases in professional fees and executive transition costs.

Provision for impaired assets and restaurant closings increased primarily due to impairment and closure charges in connection with the Q2 2024 decision to close nine restaurants in Hong Kong and the Q4 2023 decision to close 36 older, predominately underperforming restaurants within the U.S. segment.

Loss on extinguishment of debt during the thirty-nine weeks ended September 29, 2024 was in connection with the 2025 Notes Partial Repurchase, which is described in further detail within Note 7 - Convertible Senior Notes of the Notes to Consolidated Financial Statements.

Interest expense, net increased primarily due to higher balances and interest rates on the unhedged portion of our revolving credit facility partially offset by a decrease in interest expense from the 2025 Notes Partial Repurchase and interest income in connection with the Brazil judicial deposit.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Provision for income taxes for the thirty-nine weeks ended September 29, 2024 includes the impact of nondeductible losses associated with the 2025 Notes Partial Repurchase which, relative to a pre-tax book loss during the period, resulted in a negative effective income tax rate.

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

Summary financial data - Following is a summary of financial data by segment for the periods indicated:

	U.S.		INTERNATIONAL
	THIRTEEN WEEKS ENDED		THIRTEEN WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Revenues
Restaurant sales	$877,052	$901,138	$148,038	$163,275
Franchise and other revenues	10,273	11,834	3,408	3,586
Total revenues	$887,325	$912,972	$151,446	$166,861
Income from operations	$38,853	$68,014	$15,608	$22,034
Operating income margin	4.4%	7.4%	10.3%	13.2%
Restaurant-level operating income	$100,315	$114,869	$31,210	$32,404
Restaurant-level operating margin	11.4%	12.7%	21.1%	19.8%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	U.S.		INTERNATIONAL
	THIRTY-NINE WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Revenues
Restaurant sales	$2,870,036	$2,975,145	$438,106	$454,832
Franchise and other revenues	34,566	36,052	10,256	11,244
Total revenues	$2,904,602	$3,011,197	$448,362	$466,076
Income from operations	$216,014	$304,265	$30,496	$67,028
Operating income margin	7.4%	10.1%	6.8%	14.4%
Restaurant-level operating income	$398,746	$457,533	$80,411	$96,092
Restaurant-level operating margin	13.9%	15.4%	18.4%	21.1%

Restaurant sales - Following is a summary of the change in segment Restaurant sales for the periods indicated:

U.S.			INTERNATIONAL
	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED		THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
(dollars in millions)			(dollars in millions)
For the periods ended September 24, 2023	$901.1	$2,975.1	For the periods ended September 24, 2023	$163.3	$454.9
Change from:			Change from:
Restaurant closures (1)	(26.2)	(83.8)	Effect of foreign currency translation	(16.5)	(9.5)
Comparable restaurant sales (2)	(13.5)	(57.2)	Restaurant closures (1)	(5.4)	(9.0)
Restaurant openings (3)	15.7	35.9	Comparable restaurant sales	(4.6)	(8.3)
For the periods ended September 29, 2024	$877.1	$2,870.0	Restaurant openings (3)	10.8	28.9
			Brazil value added tax exemptions (4)	0.4	(18.9)
			For the periods ended September 29, 2024	$148.0	$438.1
____________________
(1)The thirteen weeks ended September 29, 2024 includes the restaurant sales impact from the closure of 47 U.S. and 11 international restaurants since June 25, 2023. The thirty-nine weeks ended September 29, 2024 includes the restaurant sales impact from the closure of 56 U.S. and 11 international restaurants since December 25, 2022.
(2)U.S. comparable restaurant sales for the thirty-nine weeks ended September 29, 2024 includes an estimated $16.5 million negative impact from a one-week shift in the fiscal calendar.
(3)The thirteen weeks ended September 29, 2024 includes restaurant sales from 18 U.S. and 38 international new restaurants not included in our comparable restaurant sales base. The thirty-nine weeks ended September 29, 2024 includes restaurant sales from 24 U.S. and 51 international new restaurants not included in our comparable restaurant sales base.
(4)During 2023, we were eligible for certain value added tax exemptions under the Brazil tax legislation until August 2023. Beginning on May 23, 2024, we are eligible for certain value added tax exemptions under the new Brazil tax legislation. See Note 12 - Income Taxes of the Notes to Consolidated Financial Statements for details regarding value added tax exemptions in connection with Brazil tax legislation.

Income from operations

U.S. - The decrease in U.S. Income from operations generated during the thirteen weeks ended September 29, 2024 as compared to the thirteen weeks ended September 24, 2023 was primarily due to: (i) lower restaurant sales, as discussed above, (ii) higher labor, operating and commodity costs, primarily due to inflation, (iii) a lease termination gain in Q3 2023, (iv) higher advertising expense and professional fees and (v) unfavorable product mix. These decreases were partially offset by increases from an increase in average check per person and the impact of certain cost-saving and productivity initiatives.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The decrease in U.S. Income from operations generated during the thirty-nine weeks ended September 29, 2024 as compared to the thirty-nine weeks ended September 24, 2023 was primarily due to: (i) lower restaurant sales, as discussed above, (ii) higher labor, operating and commodity costs, primarily due to inflation, (iii) higher impairment, closure costs and severance, including a lease termination gain in Q3 2023, (iv) unfavorable product mix and (v) higher advertising expense. These decreases were partially offset by increases from an increase in average check per person and the impact of certain cost-saving and productivity initiatives.

International - The decrease in international Income from operations generated during the thirteen weeks ended September 29, 2024 as compared to the thirteen weeks ended September 24, 2023 was primarily due to: (i) lower restaurant sales, as discussed above, (ii) higher closure costs and severance and (iii) higher operating, labor and commodity costs, primarily due to inflation. These decreases were partially offset by: (i) favorable product mix, (ii) an increase in average check per person and (iii) lower advertising expense.

The decrease in international Income from operations generated during the thirty-nine weeks ended September 29, 2024 as compared to the thirty-nine weeks ended September 24, 2023 was primarily due to: (i) higher impairment and closure costs, (ii) lower restaurant sales, as discussed above, (iii) higher operating, labor and commodity costs, primarily due to inflation and (iv) a lower benefit from value added tax exemptions in Brazil. These decreases were partially offset by: (i) an increase in average check per person, (ii) favorable product mix and (iii) lower advertising expense.

Non-GAAP Financial Measures

Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations - The following table reconciles consolidated Income from operations and the corresponding margin to restaurant-level operating income and adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Income from operations	$17,210	$58,216	$140,434	$268,295
Operating income margin	1.7%	5.4%	4.2%	7.7%
Less:
Franchise and other revenues	13,681	15,420	44,822	47,296
Plus:
Depreciation and amortization	50,208	47,998	149,015	141,865
General and administrative	68,485	62,246	196,413	191,408
Provision for impaired assets and restaurant closings	5,597	(6,008)	32,731	(857)
Restaurant-level operating income	$127,819	$147,032	$473,771	$553,415
Restaurant-level operating margin	12.5%	13.8%	14.3%	16.1%
Adjustments:
Asset impairments and closure-related charges	—	—	434	—
Partner compensation (1)	—	1,894	—	1,894
Total restaurant-level operating income adjustments	—	1,894	434	1,894
Adjusted restaurant-level operating income	$127,819	$148,926	$474,205	$555,309
Adjusted restaurant-level operating margin	12.5%	14.0%	14.3%	16.2%
____________________
(1)Costs incurred in connection with the transition to a new partner compensation program.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Segment Restaurant-level and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations - The following tables reconcile segment Income from operations and the corresponding margin to segment restaurant-level operating income and adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

U.S.	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Income from operations	$38,853	$68,014	$216,014	$304,265
Operating income margin	4.4%	7.4%	7.4%	10.1%
Less:
Franchise and other revenues	10,273	11,834	34,566	36,052
Plus:
Depreciation and amortization	41,922	39,829	122,506	117,368
General and administrative	27,945	24,868	79,853	72,809
Provision for impaired assets and restaurant closings	1,868	(6,008)	14,939	(857)
Restaurant-level operating income	$100,315	$114,869	$398,746	$457,533
Restaurant-level operating margin	11.4%	12.7%	13.9%	15.4%
Adjustments:
Asset impairments and closure-related charges	—	—	434	—
Partner compensation (1)	—	1,894	—	1,894
Total restaurant-level operating income adjustments	—	1,894	434	1,894
Adjusted restaurant-level operating income	$100,315	$116,763	$399,180	$459,427
Adjusted restaurant-level operating margin	11.4%	13.0%	13.9%	15.4%
____________________
(1)Costs incurred in connection with the transition to a new partner compensation program.

International	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Income from operations	$15,608	$22,034	$30,496	$67,028
Operating income margin	10.3%	13.2%	6.8%	14.4%
Less:
Franchise and other revenues	3,408	3,586	10,256	11,244
Plus:
Depreciation and amortization	6,184	6,231	20,140	18,275
General and administrative	9,098	7,725	22,240	22,033
Provision for impaired assets and restaurant closings	3,728	—	17,791	—
Restaurant-level operating income	$31,210	$32,404	$80,411	$96,092
Restaurant-level operating margin	21.1%	19.8%	18.4%	21.1%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted Restaurant-level Operating Margin Non-GAAP Reconciliations (continued) - The following tables present the percentages of certain operating cost financial statement line items in relation to Restaurant sales for the periods indicated:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 29, 2024		SEPTEMBER 24, 2023
	REPORTED	ADJUSTED	REPORTED	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage	29.7%	29.7%	30.2%	30.2%
Labor and other related	30.5%	30.5%	29.5%	29.4%
Other restaurant operating	27.3%	27.3%	26.4%	26.4%

Restaurant-level operating margin	12.5%	12.5%	13.8%	14.0%

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2024		SEPTEMBER 24, 2023
	REPORTED	ADJUSTED (1)	REPORTED	ADJUSTED (1)
Restaurant sales	100.0%	100.0%	100.0%	100.0%

Food and beverage	30.2%	30.2%	30.8%	30.8%
Labor and other related	29.8%	29.8%	28.6%	28.6%
Other restaurant operating	25.7%	25.7%	24.4%	24.4%

Restaurant-level operating margin	14.3%	14.3%	16.1%	16.2%
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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted Income from Operations Non-GAAP Reconciliations - The following table reconciles Income from operations and the corresponding margin to adjusted income from operations and the corresponding margin for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Income from operations	$17,210	$58,216	$140,434	$268,295
Operating income margin	1.7%	5.4%	4.2%	7.7%
Adjustments:
Total restaurant-level operating income adjustments (1)	—	1,894	434	1,894
Asset impairments and closure-related charges (2)	5,127	(6,586)	33,873	(6,586)
Executive transition costs (3)	4,121	—	4,121	—
Strategic initiative fees (4)	3,000	—	4,000	—
Transaction-related expenses (5)	1,490	—	1,490	—
Other (6)	—	3,436	—	3,436
Total income from operations adjustments	13,738	(1,256)	43,918	(1,256)
Adjusted income from operations	$30,948	$56,960	$184,352	$267,039
Adjusted operating income margin	3.0%	5.3%	5.5%	7.7%
_________________
(1)See the Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations table above for details regarding restaurant-level operating income adjustments.
(2)The thirteen and thirty-nine weeks ended September 29, 2024 include asset impairment, closure costs and severance primarily in connection with the Q2 2024 decision to close nine restaurants in Hong Kong. The thirty-nine weeks ended September 29, 2024 also includes asset impairment, closure costs and severance in connection with the Q4 2023 decision to close 36 older, predominately underperforming U.S. restaurants. The thirteen and thirty-nine weeks ended September 24, 2023 include a lease termination gain and related restaurant closure costs.
(3)Compensation costs and professional fees related to our CEO transition and severance related to other executive level changes.
(4)Represents fees incurred in connection with a project-based strategic initiative. The costs incurred represent third-party consulting fees related to a strategic initiative to develop revenue growth management capabilities for Outback Steakhouse and are included in General and administrative expense. We expect to incur additional fees for this project for the remainder of 2024. Given the magnitude and scope of this initiative and that it is not expected to recur in the foreseeable future after 2024, we consider these incremental expenses to be distinct from other consulting fees that we incur in the ordinary course of business and not reflective of the ongoing costs to operate our business or operating performance in the period.
(5)Costs incurred in connection with the strategic review and agreement to sell the majority ownership of our Brazil operations and pending franchise partnership transaction.
(6)Primarily includes professional fees, severance and other costs not correlated to our core operating performance during the period.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted Net Income and Adjusted Diluted Earnings Per Share Non-GAAP Reconciliations - The following table reconciles Net income (loss) attributable to Bloomin’ Brands to adjusted net income and adjusted diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Net income (loss) attributable to Bloomin’ Brands	$6,912	$44,528	$(48,557)	$204,116
Adjustments:
Income from operations adjustments (1)	13,738	(1,256)	43,918	(1,256)
Loss on extinguishment of debt (2)	—	—	135,797	—
Total adjustments, before income taxes	13,738	(1,256)	179,715	(1,256)
Adjustment to provision for income taxes (3)	(2,498)	(2,650)	(4,466)	(2,650)
Net adjustments	11,240	(3,906)	175,249	(3,906)
Adjusted net income	$18,152	$40,622	$126,692	$200,210

Diluted earnings (loss) per share	$0.08	$0.45	$(0.56)	$2.08
Adjusted diluted earnings per share (4)(5)	$0.21	$0.41	$1.41	$2.04

Diluted weighted average common shares outstanding (5)	86,164	98,548	86,258	97,987
Adjusted diluted weighted average common shares outstanding (4)(5)	86,164	98,548	90,057	97,987
_________________
(1)See the Adjusted Income from Operations Non-GAAP Reconciliations table above for details regarding Income from operations adjustments.
(2)Includes losses in connection with the 2025 Notes Partial Repurchase. See Note 7 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for additional details.
(3)Includes the tax effects of non-GAAP adjustments determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates for all periods presented. The difference between GAAP and adjusted effective income tax rates during the thirty-nine weeks ended September 29, 2024 primarily relates to nondeductible losses and other tax costs associated with the 2025 Notes Partial Repurchase. The thirteen and thirty-nine weeks ended September 24, 2023 include a $2.9 million adjustment related to a Brazil federal income tax exemption on certain state VAT benefits.
(4)Adjusted diluted weighted average common shares outstanding for the thirteen weeks ended September 29, 2024 and September 24, 2023 and the thirty-nine weeks ended September 29, 2024 and September 24, 2023 were calculated including the effect of 0.7 million, 5.4 million, 2.0 million and 5.1 million dilutive securities, respectively, for outstanding 2025 Notes and the effect of 0.3 million, 3.8 million, 1.4 million and 3.4 million dilutive securities, respectively, for the Warrant Transactions, as defined below. In connection with the offering of the 2025 Notes, we entered into convertible note hedge transactions (the “Convertible Note Hedge Transactions”) and concurrently entered into warrant transactions relating to the same number of shares of our common stock (the “Warrant Transactions”). If our stock price is in excess of the conversion price of the 2025 Notes ($10.79 and $11.26 as of September 29, 2024 and September 24, 2023, respectively), the Convertible Note Hedge Transactions deliver shares to offset dilution from the 2025 Notes, which, in combination with the Warrant Transactions, effectively offset dilution from the 2025 Notes up to the strike price of the Warrant Transactions ($15.11 and $15.77 as of September 29, 2024 and September 24, 2023, respectively). Adjusted diluted earnings per share and adjusted diluted weighted average common shares outstanding for the thirteen and thirty-nine weeks ended September 24, 2023 have been recast to remove the 5.4 million and 5.1 million share benefit, respectively, of the Convertible Note Hedge Transactions which was previously included as a non-GAAP share adjustment.
(5)Due to a GAAP net loss, antidilutive securities are excluded from diluted weighted average common shares outstanding for the thirty-nine weeks ended September 29, 2024. However, considering the adjusted net income position, adjusted diluted weighted average common shares outstanding incorporates securities that would have been dilutive for GAAP.

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
U.S.
Outback Steakhouse	$120	$119	$381	$386
Carrabba’s Italian Grill	10	11	33	36
Bonefish Grill	2	2	7	7
Aussie Grill	—	—	1	—
U.S. total	132	132	422	429
International
Outback Steakhouse - South Korea	76	84	228	254
Other	25	26	73	78
International total	101	110	301	332
Total franchise sales	$233	$242	$723	$761

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 29, 2024, we had $83.6 million in cash and cash equivalents, of which $18.9 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of September 29, 2024, we had aggregate undistributed foreign earnings of approximately $35.7 million that may be repatriated to the U.S. without additional material U.S. federal income tax. These amounts are not considered indefinitely reinvested in our foreign subsidiaries.

Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	REVOLVING CREDIT FACILITY				TOTAL CREDIT FACILITIES
(dollars in thousands)	SENIOR SECURED CREDIT FACILITY	FORMER CREDIT FACILITY	2025 NOTES	2029 NOTES
Balance as of December 31, 2023	$—	$381,000	$104,786	$300,000	$785,786
2024 new debt	845,000	1,195,000	—	—	2,040,000
2024 payments	(70,000)	(1,576,000)	—	—	(1,646,000)
2024 repurchases and conversions	—	—	(84,062)	—	(84,062)
Balance as of September 29, 2024	$775,000	$—	$20,724	$300,000	$1,095,724

Interest rates, as of September 29, 2024 (1)	6.86%		5.00%	5.13%
Principal maturity date	September 2029		May 2025	April 2029
____________________
(1)The revolving credit facility interest rate represents the weighted average interest rate as of September 29, 2024.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
As of September 29, 2024, we had $407.2 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $17.8 million.

Third Amended and Restated Credit Agreement - On September 19, 2024, we and OSI, as co-borrowers, entered into the Third Amended and Restated Credit Agreement which provides for senior secured financing of up to $1.2 billion consisting of the Senior Secured Credit Facility. The Senior Secured Credit Facility matures on September 19, 2029 and replaced our Former Credit Facility financing of up to $1.0 billion. Our total indebtedness and the interest rate applied to our borrowings remained unchanged as a result of the Third Amended and Restated Credit Agreement. See Note 6 - Supplemental Balance Sheet Information - Long-term debt, net of the Notes to Consolidated Financial Statements for additional details regarding the Third Amended and Restated Credit Agreement.

Our credit agreement, as amended, contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities.

As of September 29, 2024 and December 31, 2023, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

2025 Notes Partial Repurchase - On February 29, 2024, we and the Noteholders entered into the Exchange Agreements in which the Noteholders agreed to exchange $83.6 million in aggregate principal amount of our outstanding 2025 Notes for approximately 7.5 million shares of our common stock and $3.3 million in cash, including accrued interest.

Convertible Note Hedge and Warrant Transactions - In connection with the 2025 Notes Partial Repurchase, we entered into the Early Termination Agreements with the Derivative Counterparties. Upon settlement, we received approximately $118.2 million in cash and 0.3 million shares of our common stock from the Derivative Counterparties and paid $102.2 million in cash to the Derivative Counterparties during the thirty-nine weeks ended September 29, 2024.

See Note 7 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for additional details regarding the 2025 Notes Partial Repurchase and related Early Termination Agreements.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Brazil Judicial Deposit - In July 2024, we made a judicial deposit of $42.9 million, inclusive of principal, interest and potential penalties, in connection with our appeal of an unfavorable court ruling regarding our eligibility for tax exemptions under the Brazil tax legislation. The judicial deposit includes the disputed amounts through December 31, 2023 and was recorded in Other assets, net, on our Consolidated Balance Sheet. The judicial deposit accumulates interest income until final resolution of the judicial proceedings. We believe that we will more likely than not prevail in this appeal and, accordingly, have not recorded any expense or liability for the disputed amounts.

Dividends and Share Repurchases - In October 2024, our Board declared a quarterly cash dividend of $0.24 per share, payable on December 11, 2024. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

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

On March 1, 2024, we entered into the ASR Agreement, in connection with our previously announced 2024 Share Repurchase Program, with Wells Fargo to repurchase $220.0 million of our common stock. Under the ASR Agreement, we made an aggregate payment of $220.0 million to Wells Fargo and received an aggregate 7.9 million shares of our common stock during the thirty-nine weeks ended September 29, 2024.

See Note 8 - Stockholders’ Equity of the Notes to Consolidated Financial Statements for additional details regarding the ASR Agreement.

As of September 29, 2024, $96.8 million remained available for repurchase under the 2024 Share Repurchase Program.

Following is a summary of dividends and share repurchases from fiscal year 2023 through September 29, 2024:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2023	$83,742	$70,000	$153,742
First fiscal quarter 2024 (1)	21,075	188,500	209,575
Second fiscal quarter 2024 (2)	20,762	59,000	79,762
Third fiscal quarter 2024	20,375	18,195	38,570
Total	$145,954	$335,695	$481,649
________________
(1)Share repurchases amount excludes $0.4 million of fees recorded in Accumulated deficit related to repurchases under the ASR Agreement.
(2)Includes $44.0 million of share repurchases in connection with the ASR Agreement that settled during the thirteen weeks ended June 30, 2024.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Summary of Cash Flows and Financial Condition

Cash Flows - The following chart presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

Operating Activities - The decrease in net cash provided by operating activities during the thirty-nine weeks ended September 29, 2024 as compared to the thirty-nine weeks ended September 24, 2023 was primarily due to changes in working capital, lower net earnings and a judicial deposit in connection with tax exemptions under the Brazil tax legislation.

Investing Activities - The decrease in net cash used in investing activities during the thirty-nine weeks ended September 29, 2024 as compared to the thirty-nine weeks ended September 24, 2023 was primarily due to lower capital expenditures.

Financing Activities - Net cash provided by financing activities during the thirty-nine weeks ended September 29, 2024 was due to net draws on the revolving credit facility exceeding cash used to repurchase common stock and pay dividends on our common stock, and net cash received from the Early Termination Agreements. Net cash used in financing activities during thirty-nine weeks ended September 24, 2023 was primarily due to cash dividends on our common stock, repurchases of our common stock and net repayments on our revolving credit facility partially offset by proceeds from stock-based compensation.

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	SEPTEMBER 29, 2024	DECEMBER 31, 2023
Current assets	$261,058	$343,314
Current liabilities	848,970	1,002,335
Working capital (deficit)	$(587,912)	$(659,021)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $293.5 million and $381.9 million as of September 29, 2024 and December 31, 2023, respectively, and (ii) current operating lease liabilities of $169.4 million and $175.4 million as of September 29, 2024 and December 31, 2023, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirteen weeks ended September 29, 2024 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the thirteen weeks ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the thirteen weeks ended September 29, 2024 that were not registered under the Securities Act.

Share Repurchases - The following table provides information regarding our purchases of common stock during the thirteen weeks ended September 29, 2024:

REPORTING PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (1)
July 1, 2024 through July 28, 2024	663,184	$18.62	663,184	$102,650,393
July 29, 2024 through August 25, 2024	305,555	$19.13	305,555	$96,805,100
August 26, 2024 through September 29, 2024	—	$—	—	$96,805,100
Total	968,739		968,739
____________________
(1)In February 2024, our Board approved a new share repurchase authorization of up to $350.0 million of our outstanding common stock as announced in our press release issued February 23, 2024 (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program will expire on August 13, 2025.

Item 5. Other Information

Rule 10b5-1 Trading Plans - During the thirteen weeks ended September 29, 2024, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) .

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Form of Restricted Stock Unit Retention Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	August 7, 2024, Form 10-Q, Exhibit 10.2

10.2*	Employment Offer Letter Agreement, dated as of August 21, 2024, between Bloomin’ Brands, Inc. and Michael L. Spanos	Filed herewith

10.3*	Separation Agreement, dated as of September 3, 2024, by and between Astrid Isaacs and Bloomin’ Brands, Inc.	Filed herewith

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.4
Third Amended and Restated Credit Agreement, dated September 19, 2024, by and among Bloomin’ Brands, Inc., OSI Restaurant Partners, LLC, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative Agent
September 24, 2024, Form 8-K, Exhibit 10.1

10.5*	Amended and Restated Severance Pay Plan for Salaried Employees L-8/Vice President and Above effective October 21, 2024	October 24, 2024, Form 8-K, Exhibit 10.1

10.6**
Quota Purchase Agreement and Other Covenants, dated November 6, 2024, by and among Bloom Group Holdings, B.V., Bloom Participações Ltda., Outback Steakhouse Restaurantes Brasil S.A., and Osaka Participações Societárias S.A.
November 8, 2024, Form 8-K, Exhibit 10.1

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
** Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(2)(ii).

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

Date:	November 8, 2024	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Philip Pace
Philip Pace Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

[Remainder of page intentionally left blank]