Form 10-K
period 2024-12-29
Bloomin' Brands, Inc.
filed 2025-02-26
CIK 1546417

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 29, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of February 21, 2025, 84,930,752 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BLOOMIN’ BRANDS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For Fiscal Year 2024

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

(x)The impacts of our operations in Brazil as a minority investor and franchisor following our recent sale transaction on our future results;

(xi)Our ability to comply with corporate citizenship and sustainability reporting requirements and investor expectations or our failure to achieve any goals, targets or objectives that we establish with respect to corporate citizenship and sustainability matters;

(xii)Our ability to effectively respond to changes in patterns of consumer traffic, including by maintaining relationships with third-party delivery apps and services, consumer tastes and dietary habits;

(xiii)Our ability to comply with governmental laws and regulations, the costs of compliance with such laws and regulations and the effects of changes or uncertainty with respect to applicable laws and regulations, including tax laws and unanticipated liabilities, and the impact of any litigation;

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

BLOOMIN’ BRANDS, INC.
Item 1.    Business

Bloomin’ Brands, Inc. (“Bloomin’ Brands,” the “Company,” “we,” “us,” and “our” and similar terms mean Bloomin’ Brands, Inc. and its subsidiaries except where the context otherwise requires) is one of the largest casual dining restaurant companies in the world, with a portfolio of leading, differentiated restaurant concepts. Our restaurant portfolio includes Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Our restaurant concepts range in price point and degree of formality from casual (Outback Steakhouse and Carrabba’s Italian Grill) to polished casual (Bonefish Grill) and fine dining (Fleming’s Prime Steakhouse & Wine Bar). OSI Restaurant Partners, LLC (“OSI”), a wholly-owned subsidiary of Bloomin’ Brands, is our primary operating entity.

MARKETS

As of December 29, 2024, we owned and operated 1,172 restaurants and franchised 291 restaurants across 46 states, Guam and 12 countries. Subsequent to December 29, 2024, we completed the sale of the majority ownership of our Brazil operations, and all restaurants in that market are now operated as unconsolidated franchisees. See International Franchise Segment discussion below for details.

Our Segments

We consider each of our U.S. restaurant concepts and international franchise markets in aggregate to be operating segments, which reflects how we manage our business, review operating performance and allocate resources. We aggregate our U.S. operating segments into the U.S. reportable segment. The U.S. segment includes all restaurants operating in the U.S. while franchised restaurants operating outside the U.S. are included in the international franchise segment. Following is a summary of reportable segments as of December 29, 2024:

REPORTABLE SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S. (1)	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International Franchise (2)	Outback Steakhouse	12 Franchise Markets
Carrabba’s Italian Grill (Abbraccio)
_________________
(1)Includes franchise locations.
(2)See Item 2. Properties for disclosure of our restaurant count by country and territory. Subsequent to December 29, 2024, we completed the sale of the majority ownership of our Brazil operations. All restaurants in that market now operate as unconsolidated franchisees and Brazil is included in our franchise market count. See International Franchise Segment discussion below for details.

U.S. Segment

As of December 29, 2024, in our U.S. segment, we owned and operated 970 restaurants and franchised 146 restaurants across 46 states.

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

BLOOMIN’ BRANDS, INC.
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

International Franchise Segment

As of December 29, 2024, our international franchise segment includes 145 franchised restaurants across 11 countries and Guam. See Item 2. Properties for disclosure of our international restaurant count by country and territory.

Outback Steakhouse - Our international Outback Steakhouse restaurants have a menu similar to our U.S. menu with a focus on signature steaks, including the traditional Outback Special sirloin. There is additional menu item variety to meet local taste preferences.

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

On December 30, 2024, we sold 67% of our Brazil operations (the “Brazil Sale Transaction”) and retained a 33% interest. As of November 30, 2024, there were 192 restaurants operating in Brazil. Following the sale, restaurants that were formerly Company-owned now operate as unconsolidated franchisees. See Note 3 - Discontinued Operations of the Notes to Consolidated Financial Statements for additional details regarding the sale.

Restaurant Development

We utilize the ownership structure and market entry strategy that best fits the needs for a particular market, including Company-owned units and franchisees, as determined by demand, cost structure and economic conditions.

U.S. Development - We opportunistically pursue unit growth across our concepts through existing geography fill-in and market expansion opportunities. In recent years, we began developing our U.S. Outback Steakhouse restaurants utilizing a smaller-scaled “Joey” design. The Joey was designed to increase return on investment through a reduced restaurant footprint with a more efficient layout. Our current Joey design consists of a freestanding building with approximately 5,000 square feet and seating for approximately 190 guests. We opened 14 Outback Steakhouse restaurants during 2024 and plan to open approximately 15 additional locations in 2025.

International Development - We continue to pursue international expansion opportunities through our franchise partners, leveraging established franchised markets in South America, Asia and the Middle East, with a focus on Brazil, through our minority interest in these operations.

Remodeling - We regularly remodel restaurants across all of our concepts to maintain the relevance of our restaurants’ ambience, focused on driving additional traffic to our restaurants. We completed 65 restaurant remodels during 2024 and more than 100 restaurant remodels during 2023.

BLOOMIN’ BRANDS, INC.
System-wide Restaurant Summary - Following is a system-wide rollforward of our restaurants during 2024:

	DECEMBER 31, 2023	2024 ACTIVITY			DECEMBER 29, 2024	U.S. STATE
Number of restaurants:		OPENINGS	CLOSURES	OTHER		COUNT
U.S.
Outback Steakhouse
Company-owned	562	14	(23)	—	553
Franchised	126	—	(4)	—	122
Total	688	14	(27)	—	675	44
Carrabba’s Italian Grill
Company-owned (1)	198	—	(7)	1	192
Franchised (1)	19	—	—	(1)	18
Total	217	—	(7)	—	210	29
Bonefish Grill
Company-owned	170	—	(8)	—	162
Franchised	6	—	(2)	—	4
Total	176	—	(10)	—	166	27
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	—	(1)	—	63	25
Aussie Grill
Company-owned	4	—	(4)	—	—
Franchised	1	1	—	—	2
Total	5	1	(4)	—	2	2
U.S. total	1,150	15	(49)	—	1,116
International Franchise
Outback Steakhouse - South Korea	92	6	(2)	—	96
Other	47	3	(1)	—	49
International Franchise total	139	9	(3)	—	145
Other - Company-owned
Outback Steakhouse - Hong Kong/China	19	1	(10)	—	10
Discontinued operations - Company-owned
Outback Steakhouse - Brazil (2)	155	18	—	—	173
Other - Brazil (2)	17	2	—	—	19
System-wide total	1,480	45	(62)	—	1,463
System-wide total - Company-owned	1,189	35	(53)	1	1,172
System-wide total - Franchised	291	10	(9)	(1)	291
____________________
(1)During 2024, we purchased one franchised Carrabba’s Italian Grill location which is now operated as Company-owned.
(2)The restaurant counts for Brazil, including Abbraccio and Aussie Grill restaurants within International Company-owned Other - Brazil, are reported as of November 30, 2023 and 2024, respectively, to correspond with the balance sheet dates of this subsidiary. Following the close of the Brazil Sale Transaction on December 30, 2024, all restaurants in that market operate as unconsolidated franchisees. See Note 3 - Discontinued Operations of the Notes to Consolidated Financial Statements for further details.

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

Following is a summary of sales by occasion, sales mix by product type and average check per person for Company-owned restaurants during 2024:

	U.S.
Occasion:	Outback Steakhouse	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse & Wine Bar		Outback Steakhouse Brazil
In-restaurant sales	75%	66%	83%	96%		85%
Off-premises sales	25%	34%	17%	4%		15%
	100%	100%	100%	100%		100%
Sales mix by product type:
Food & non-alcoholic beverage	92%	90%	81%	80%		96%
Alcoholic beverage	8%	10%	19%	20%		4%
	100%	100%	100%	100%		100%
Average check per person (USD$)	$29	$26	$36	$106		$12
Average check per person (R$)					R$	64

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

Effective December 31, 2023, we entered into an Amended & Restated Holistic Agreement (the “2023 Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), a franchisee of 75 Outback Steakhouse restaurants in the western United States. Under the terms of the 2023 Resolution Agreement, advertising fees are reduced to 2.25% of gross sales until December 27, 2026 or upon the earlier occurrence of certain specified events, including the sale of all or substantially all of the assets or equity of Out West, bankruptcy or a liquidation event.

BLOOMIN’ BRANDS, INC.
In connection with the closing of the Brazil Sale Transaction on December 30, 2024, we entered into amended and restated franchise agreements with all existing restaurants in Brazil for 20-year terms. Royalty rates, initial franchise fees, and local advertising spend requirements are consistent with the lower end of our other international franchise royalty range. The Brazil franchise agreements also include a development fee for each new restaurant and a fee upon renewal of the franchise agreement after the initial 20-year term. Initial franchise fees were not charged for restaurants operating in Brazil at the time of the closing.

RESOURCES

Sourcing and Supply - Our supply chain management organization is responsible for all food and operating supply purchases as well as a large percentage of purchases of field and corporate services. We address the end-to-end costs associated with the products and goods we purchase by utilizing a combination of global, regional and local suppliers to capture efficiencies and economies of scale. This “total cost of ownership” approach focuses on the initial purchase price, coupled with the cost structure underlying the procurement and order fulfillment process. We also regularly monitor commodity markets and trends to execute product purchases at the most advantageous times.

We and our franchisees have distribution programs that includes food, non-alcoholic beverage, smallwares and packaging goods. Where applicable, these programs may be managed by custom distribution companies that only provide products approved for our system. These customized relationships enable our staff to effectively manage and prioritize our supply chain needs.

Beef represents the majority of purchased proteins in the U.S. In 2024, our U.S. restaurants purchased beef raw materials primarily from four beef suppliers. Due to the nature of our industry, we expect to continue purchasing a substantial amount of beef from a small number of suppliers. Other major commodity categories purchased include seafood, pork, poultry, produce, dairy, bread, oils and pasta and energy sources to operate our restaurants, such as natural gas and electricity. The cost of such commodities may fluctuate widely due to government policy and regulation, changing weather patterns and conditions, climate change and other supply and/or demand impacting events such as pandemics, macroeconomic conditions, geopolitical events or other unforeseen circumstances.

Serving safe and high-quality food has always been our priority. We utilize both an internal food safety team responsible for supplier evaluations and external third parties who inspect supplier adherence and restaurant practices to monitor quality, food safety and product specifications. All of our restaurants implement best practices for food handling, monitoring and innovating to improve procedures. Our restaurant teams have many touch points to ensure food safety, quality and freshness through all phases of preparation.

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

To drive customer engagement, we continue to invest in data and technology infrastructure, including brand websites, digital marketing, online ordering, pay at the table technology and mobile apps. To increase customer convenience, we leverage our online ordering infrastructure to facilitate off-premises dining systems. Additionally, we maintain systems to support our customer loyalty program with a focus on increasing traffic to our restaurants.

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

BLOOMIN’ BRANDS, INC.
We maintain a system to ensure network security and safeguard against data loss. See Item 1C. Cybersecurity and Item 1A. Risk Factors for additional discussion of our cybersecurity measures.

Advertising and Marketing - We advertise through a diverse set of media channels including, but not limited to, national/spot television, radio, social media, search engines and other digital tactics. Our concepts have active public relations programs and also rely on national promotions, site visibility, local marketing, customer relationship management initiatives, direct mail, billboards and point-of-sale materials to promote our restaurants. We focus on data segmentation and personalization, customer relationship management and digital advertising to be more efficient and relevant with our advertising expenditures. Additionally, our larger international markets have teams that engage local agencies to tailor advertising to each market and develop relevant and timely promotions based on local consumer demand.

In 2023, Outback Steakhouse brought back our “No Rules, Just Right” campaign that highlights great food, top-quality dining experiences and the spirit of Australia. “No Rules, Just Right” is more than a marketing platform, it is a philosophy that puts the guest experience at the center of every decision made within Outback Steakhouse.

Our U.S. loyalty program, Dine Rewards, is designed to drive incremental traffic and provide data for customer segmentation and personalization opportunities.

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

SEASONALITY

Our business is subject to seasonal fluctuations. Historically, customer traffic patterns for our established U.S. restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. International customer traffic patterns vary by market with Brazil historically experiencing minimal seasonal traffic fluctuations. Holidays may affect sales volumes seasonally in some of our markets. Severe storms, extended periods of inclement weather or climate change may affect the seasonal operating results of the areas impacted.

BLOOMIN’ BRANDS, INC.
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

Our restaurant operations are also subject to federal, state and local laws and regulations for such matters as:

•immigration, employment, minimum wage, overtime, tip credits, paid and unpaid leave, safety standards, worker conditions and health care;
•menu labeling and food safety;
•the Americans with Disabilities Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled; and
•information security, data privacy, anti-corruption/anti-bribery, cashless payments and gift cards.

International - Our restaurants outside the U.S. are subject to similar regional and local laws and regulations as our U.S. restaurants, including labor, food safety, data privacy, anti-corruption/anti-bribery and information security.

See Item 1A. - Risk Factors for discussion of risks relating to federal, state, local and international regulation of our business.

HUMAN CAPITAL RESOURCES

Employees - As of December 29, 2024, we employed approximately 81,000 Team Members, of which approximately 800 are Restaurant Support Center (“RSC”) employees. This total includes approximately 14,000 Team Members in Brazil, of which approximately 250 are Brazil RSC employees. We track several workforce statistics to help us understand the gender, racial and ethnic diversity of our U.S. Team Members, including the following as of the period indicated:

	DECEMBER 29, 2024
KEY STATISTICS	WOMEN	PEOPLE OF COLOR (1)
Restaurant Support Center	59%	25%
Operations Leadership (2)	39%	33%
Hourly Team Members	52%	51%
_________________
(1)Denotes U.S. Team Members that identify as Black/African American, Hispanic/Latinx, Asian, Native American, Pacific Islander or two or more races.
(2)Includes restaurant managers, Chef Partners, Restaurant Managing Partners, Area Operating Partners, Regional Vice Presidents and Market Vice Presidents.

In addition to gender, racial and ethnic diversity, our U.S Team Members are also diverse in age, comprised of five generations: Traditionalists, Baby Boomers, Generation X, Millennials and Generation Z.

Celebrating Our People – Team Members, guests, suppliers and communities have always been at the heart of our Company’s culture, driven each day by our founding Principles & Beliefs. We believe that creating exceptional guest experiences begins with providing a positive, supportive work environment that welcomes individual differences and allows employees to grow and have fun. We focus on developing genuine, emotional guest connections through friendly service and high-quality food.

BLOOMIN’ BRANDS, INC.
We use surveys to seek feedback from our Team Members on a variety of topics that include, but are not limited to, confidence in leadership, our company culture and overall satisfaction with the Company. We utilize a comprehensive total rewards survey, the insights from which we are using to define our Value of Employment strategy. Annual strategic talent reviews and succession planning for executive-level roles, senior management and key restaurant leadership positions help ensure consistency in management talent quality. In 2024, approximately 91% of promotions to our Manager in Training program and to Restaurant Managing Partner were internal.

We regularly monitor and evaluate turnover and attrition metrics. During 2024, our turnover rates for U.S. hourly restaurant Team Members and U.S. restaurant management were 84% and 20%, respectively.

We are committed to high standards of ethical, moral and legal business conduct and strive to be an open and honest workplace, providing a positive work environment and fostering a culture of integrity and ethical decision-making. To support this commitment, we have a Code of Conduct that provides clear direction for behavioral expectations. We provide annual training to our Restaurant Partners, Area Operating Partners, Market Vice Presidents and RSC Team Members on our Code of Conduct, Preventing Discrimination and Harassment and Anti-Bribery and Anti-Corruption. All field-level employees are also provided Preventing Discrimination and Harassment training. In addition, we maintain an Ethics and Compliance Hotline (the “Hotline”), which includes a phone number and an online form where our Team Members can report any workplace concerns, with the option to report anonymously. The Hotline is accessible via several languages, 24 hours a day, seven days a week. We also developed an informational poster for our U.S. restaurants, in English and Spanish, which provides the phone number, the web address for the reporting form and a QR code to make it easy for our Team Members to report concerns.

We aim to cultivate a welcoming, safe and inclusive environment that celebrates diverse backgrounds. We deliver on this by ensuring Team Members are trained, understand their role in inclusivity and are held accountable in making our restaurants a place where everyone is valued for who they are and what they bring to the table.

We support words with actions by engaging with organizations dedicated to cultivating more diverse and inclusive communities. Additionally, employee-led resource groups have been instrumental in providing support, a sense of community and both personal and professional development for our Team Members.

Workplace Safety - Employee health and safety in the workplace is important to our Company. We believe that all employees, regardless of job role or title, have a shared responsibility in the promotion of health and safety in the workplace. We are committed to providing and following safety laws and rules, including internal policies and procedures. This commitment means carrying out company activities in ways that preserve and promote a clean, safe and healthy environment.

Total Rewards - Our philosophy is to motivate and retain our Team Members by offering comprehensive total rewards packages. To align Team Member objectives with our Company and ultimately our stockholders, Bloomin’ Brands offers programs that reward long-term performance. Additionally, we offer a well-rounded benefit package that includes the following, along with other benefits:

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

BLOOMIN’ BRANDS, INC.
Employee Support and Community Engagement - Our commitment to our Team Members does not stop with competitive salaries, development and benefits. In 1999, we created a trust (the “Trust”) to support our Team Members in times of personal hardship. All contributions to the Trust are voluntary, employee-funded and are not solicited from suppliers, customers or friends. Due to the incredible generosity and caring nature of our Team Members, the Trust is able to make meaningful monetary support to our Team Members who experience very difficult, often unexpected and catastrophic issues, in their lives. Since 2017, the Trust has paid approximately $2.5 million in response to over 1,900 applications from Team Members who applied for support, including Team Members impacted by hurricanes and other natural disasters.

We embrace the communities we serve, from feeding first responders to supporting non-profit organizations, especially in the Tampa Bay area of Florida, home to our U.S. RSC. We are inspired by the generosity of our Team Members and encourage them to give back to their communities. To facilitate this community engagement, field Team Members volunteer within their communities and U.S. RSC Team Members participate in an annual Community Service Day. In 2024, its 16th year, Team Members volunteered over 700 hours of service at 16 non-profit organizations in the Tampa Bay area.

We strive to be good stewards of our communities and environment by engaging with organizations dedicated to supporting strong communities and sustainable environmental practices, including:

•Big Brothers, Big Sisters	•U.S. Roundtable for Sustainable Beef
•Boys & Girls Clubs	•Clean Energy Buyers Association
•Feeding America (Tampa Bay)	•Animal Agriculture Alliance
•Meals on Wheels	•Habitat for Humanity

In addition, during 2022 we implemented an annual matching gift and volunteer grant program for eligible 501(c)(3) non-profit organizations and provided a limited dollar-for-dollar match or grant for full-time U.S. RSC Team Members who made a personal charitable donation or volunteered for a minimum of ten hours during non-working hours.

BLOOMIN’ BRANDS, INC.
Information About Our Executive Officers - Below is a list of the names, ages, positions and a brief description of the business experience of each of our executive officers as of February 21, 2025:

NAME	AGE	TITLE AND RECENT BUSINESS EXPERIENCE
Michael Spanos	60
Chief Executive Officer and member of the Board of Directors since September 2024. Executive Vice President and Chief Operating Officer at Delta Airlines from June 2023 to August 2024. Owner of Mike Spanos Associates, a business consulting firm, from January 2022 to May 2023. President and Chief Executive Officer at Six Flags Entertainment Corporation from November 2019 to November 2021. More than 25 years at PepsiCo, Inc. in various roles including Chief Executive Officer of Asia, Middle East and North Africa, from October 2017 to November 2019.

W. Michael Healy	50
Chief Financial Officer and Executive Vice President, Global Business Development since April 2024. Executive Vice President, Global Business Development and Strategy from November 2023 to April 2024. Senior Vice President, President of Bonefish Grill from November 2021 to November 2023. Senior Vice President, Field Operations and Innovation from April 2021 to November 2021. Senior Vice President, Global Supply Chain Officer from February 2019 to April 2021. Group Vice President, Finance for Outback Steakhouse from May 2015 to February 2019.

Lissette Gonzalez	51
Executive Vice President, Chief Commercial Officer since February 2025. Executive Vice President, Chief Supply Chain and Operations Excellence Officer from October 2023 to February 2025. Senior Vice President, Global Supply Chain Officer from April 2021 to October 2023. Vice President, Global Supply Planning and Forecasting from April 2019 to April 2021. Vice President, Supply Planning and Forecasting from September 2014 to April 2019.

Mark Graff	45
Executive Vice President, President of Bonefish Grill and Fine Dining since November 2023. Senior Vice President, Development from April 2023 to November 2023. Senior Vice President, Development, Financial Planning & Analysis and Investor Relations from May 2021 to April 2023. Group Vice President, Corporate Finance and Investor Relations from February 2019 to May 2021. Vice President, Corporate Finance and Investor Relations from February 2016 to February 2019. Treasurer from February 2019 to November 2020.

Pat Hafner	51
Executive Vice President, Outback Steakhouse since January 2025. President of Carrabba’s Italian Grill from May 2022 to January 2025. Vice President of Operations, Carrabba’s Italian Grill from March 2018 to May 2022.

Kelly Lefferts	58
Executive Vice President, Chief Legal Officer and Secretary since July 2019. Group Vice President and U.S. General Counsel from September 2015 to July 2019. Vice President and Assistant General Counsel from January 2008 to September 2015. Ms. Lefferts has also served as Secretary since February 2016.

Philip Pace	50
Senior Vice President, Chief Accounting Officer since July 2022. Group Vice President and Controller from October 2015 to July 2022. Vice President, Corporate Controller from July 2013 to October 2015.

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

Risks Related to the Restaurant Industry

Food safety and food-borne illness concerns in our restaurants or throughout the industry or supply chain may have an adverse effect on our business by reducing demand and increasing costs.

Regardless of the source or cause, any report of food-borne illnesses and other food safety issues, whether at one of our restaurants or in the industry or supply chain, generally could have a negative impact on our traffic and sales and adversely affect the reputation of our brands. Food safety issues could be caused by suppliers or distributors and, as a result, be out of our control and this risk may be exacerbated by supply chain issues, which could delay deliveries and necessitate alternative sourcing on short notice. Health concerns or outbreaks of disease in a food product could also reduce demand for particular menu offerings. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of other companies could result in negative publicity about the food service industry generally and adversely impact our sales. There is also the risk of allergen cross contamination in our restaurants despite precautionary measures to minimize the risk. Social media has dramatically increased the rate at which negative publicity, including as it relates to food-borne illnesses, can be disseminated before there is any meaningful opportunity to respond or address an issue. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

The restaurant industry is highly competitive and consumer options for other prepared food offerings continue to expand. Our inability to compete effectively could adversely affect our business, financial condition and results of operations.

A substantial number of restaurant operators compete directly and indirectly with us with respect to price, service, location and food quality, some of which are well-established with significant resources. There is also active competition for management, team members and other personnel, and attractive suitable real estate sites. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently, creatively and effectively to those conditions. In addition, our competitors may generate or better implement business strategies that improve the value and relevance of their brands and reputation, relative to ours. For example, our competitors may more successfully implement menu or technology initiatives, such as remote ordering, social media or mobile technology platforms that expedite or enhance the customer experience, or artificial intelligence to develop new customer insights. Further, we face growing competition from quick service and fast-casual restaurants, the supermarket industry and meal kit and food delivery providers, with the improvement of prepared food offerings. and the trend towards convergence in grocery, deli, delivery, retail and restaurant services. Further, if this competitive environment and the breadth of alternatives results in a decline in casual dining customer traffic, it could make our financial operations dependent on our ability to increase our market share within the hyper-competitive casual dining segment. We believe all of the above factors have increased competitive pressures in the casual dining sector in recent periods and we believe they will continue to present a challenging competitive environment in future periods. If we are unable to continue to compete effectively, our traffic, sales and margins could decline and our business, financial condition and results of operations would be adversely affected.

BLOOMIN’ BRANDS, INC.
Failure to recruit, train and retain high-quality leadership, restaurant-level management and hourly team members may inhibit our ability to operate and grow successfully.

Our success will continue to depend, to a significant extent, on our leadership team and other key management personnel. For example, during 2024, we appointed a new chief executive officer and chief financial officer and made other changes to our senior leadership team. While these changes were reflective of ongoing succession-planning, leadership transition can create risks as individuals are integrated into new roles, onboarding shifts management attention from business concerns, we may fail to retain other key personnel, or we may lose institutional knowledge. These risks and uncertainties could result in operational and administrative inefficiencies and additional added costs, which could adversely impact our results of operations.

Further, the tight labor market in the United States has further strained and could continue to strain our ability to keep our restaurants fully staffed. If we are unable to attract and retain sufficiently experienced and capable management personnel, our business and financial results may suffer.

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

We depend on frequent deliveries of fresh food products that meet our specifications, and we have a limited number of suppliers and distributors for our major products, such as beef. These factors subject us to the risk that shortages or interruptions in products could adversely affect the availability, quality or cost of products or require us to incur more costs to obtain adequate products if we are unable to manage supply chain risk. During 2024, we purchased more than 90% of our U.S. beef raw materials from four beef suppliers that represent a significant portion of the total beef marketplace in the U.S. Our dependence on a small number of suppliers subjects us to the risks of ingredient shortage, supply interruption, animal disease outbreak, and price volatility. An external disruption or an internal dispute could force us to sever ties with our suppliers, and we may not be able to find a suitable replacement in a timely or cost-efficient manner. Beef is a significant cost to us, and we may also incur higher costs to secure

BLOOMIN’ BRANDS, INC.
adequate suppliers or make substantial changes to our menu offerings, at the risk of material adverse harm to our business. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. Global economic factors continue to place significant pressure on suppliers, making the supply environment more expensive and causing supply chain issues. Supply shortages or disruptions caused by inclement weather, climate change, natural disasters, pandemics, armed conflict, sanctions, financial or solvency issues of our suppliers or distributors, fuel increases or other conditions beyond our control could adversely affect our operations and operating results. In recent years, climate-related issues, including drought and flooding in our key supplier region, have led to volatility in the prices of our ingredients, such as produce and meats. In addition, if any of our suppliers or distributors were unable to fulfill their responsibilities or we were unable to maintain current purchasing terms or ensure service availability and we were unable to locate substitutes in a timely manner, we may encounter supply shortages, lose consumers and experience an increase in costs in seeking alternative supplier or distribution services. The failure to develop and maintain supplier and distributor relationships and any resulting disruptions to the provision of food and other supplies to our restaurant locations could adversely affect our operating results.

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

Risks Related to Government Regulation

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

BLOOMIN’ BRANDS, INC.
As a significant number of our food service and preparation personnel are paid at rates related to the applicable minimum wage, federal, state and local proposals related to minimum wage requirements or similar matters could, to the extent implemented, materially increase our labor and other costs. As minimum wage increases continue to be implemented in states in which we operate, we expect our labor costs will continue to increase. In addition, there have been in the past, and may be in the future, legislative efforts to significantly increase the federal minimum wage, which, if implemented, would materially increase our labor and other costs. Our distributors and suppliers could also be affected by higher minimum wage, benefit standards and compliance costs, which could result in higher costs for goods and services supplied to us. In addition, several U.S. jurisdictions have implemented fair workweek or “secure scheduling” legislation, which impose complex requirements related to scheduling for certain restaurant and retail employees, and additional jurisdictions are considering similar legislation. Several jurisdictions also have implemented sick pay/paid time off legislation, which requires employers to provide paid time off to employees, and “just cause” termination legislation, which restricts companies’ abilities to terminate employees unless they can prove “just cause” or a “bona fide economic reason” for the termination. Further, class action lawsuits filed pursuant to federal and state wage and hour laws may create additional material costs. We also rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Inaccurate employee FICA tax reporting could subject us to monetary liabilities, which could harm our business, results of operations and financial condition.

Our failure to comply with government regulation related to our restaurant operations, and the costs of compliance or non-compliance, could adversely affect our business.

We are subject to various federal, state, local and foreign laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, food safety, nutritional menu labeling, health care, sanitation, hazardous material, building, zoning, land use, traffic, environmental and fire agencies in the state, municipality or country in which the restaurant is located. Our suppliers are also subject to regulation in some of these areas. Any difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants. Additionally, difficulties in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of new restaurants. We are subject to various U.S. federal, state and international laws and regulations related to the offer and sale of franchisees. Failure to comply with these laws could adversely affect the results we generate from franchisees or otherwise impose costs on us. Alcoholic beverage sales represent ten percent of our consolidated restaurant sales and are subject to extensive state and local licensing and other regulations. The failure of a restaurant to obtain or retain a liquor license would adversely affect that restaurant’s operations. In addition, we are subject to “dram shop” statutes in certain states. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We may also incur costs of and challenges in ensuring compliance with measures implemented in response to a widespread illness or a pandemic, such as requirements for physical barriers or other preventative measures in restaurants or vaccination or testing requirements for our employees, which can vary by the location of the restaurant and may continue to change. We are subject to laws relating to information security, cashless payments and consumer credit, protection and fraud.

Future laws, regulations, standards and other obligations, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to operate our business, such as through increased compliance costs and procedures and distraction of management from other operational and strategic matters. For example, in June 2024 in Loper Bright Enterprises v. Raimondo (Loper), the Supreme Court’s holding that courts need not defer to a governmental agency’s interpretation of an ambiguous statute that it administers may result in increased challenges and changes to existing agency regulations.

The Trump administration and newly elected Congress and appointed agency chairs may seek sweeping regulatory changes. Further, the Trump administration has taken several executive actions and issued a number of executive orders in connection with, among other areas, energy production, trade, immigration and administrative agencies. The effects of these executive actions and executive orders, as well as any tandem regulatory changes pursued by the Trump administration and its appointees, are highly uncertain and may adversely impact our business.

BLOOMIN’ BRANDS, INC.
Compliance with these laws and regulations and monitoring and addressing changes can be costly, and any failure or perceived failure to comply with these laws or any breach of our systems could harm our reputation or lead to litigation, which could adversely affect our financial condition.

Changes in tax laws, uncertainty in the judicial interpretation of those laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate and other taxes in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, an “ownership change” as defined under Section 382 of the Internal Revenue Code, changes in U.S. or foreign tax laws, including the 15% global minimum tax under the Organization for Economic Co-operation and Development (“OECD”) Pillar Two (“Pillar Two”), Global Anti-Base Erosion rules, uncertainty in the interpretation of tax laws, comprehensive tax reform measures or other legislative changes, particularly as a result of the recent U.S. elections, and the outcome of income tax audits and tax litigation, such as in Brazil. Further, differences in interpretations of Pillar Two and other rules by multiple jurisdictions may cause increased complexities as to compliance and increased audit controversy with tax authorities in jurisdictions where we operate. Although we believe our tax estimates are reasonable, the final determination of tax audits and tax litigation could be materially different from our historical income tax provisions and accruals. These results could have a material effect on our results of operations or cash flows in the period or periods for which these determinations are made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits, including our FICA tip credit carryforwards, and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets.

If we fail to adequately address corporate citizenship and sustainability matters, it could have an adverse effect on our business, financial condition, and operating results and may damage our reputation.

In recent years, there has been an increasing focus from certain investors, customers, consumers, employees, state, federal and international governments and agencies, and other stakeholders concerning corporate citizenship and sustainability matters, including practices and disclosures related to environmental stewardship; social responsibility; diversity, equity and inclusion; and workplace rights. Companies across all industries are facing increasing scrutiny relating to their corporate citizenship and sustainability practices, including from opponents of these initiatives. We are also subject to corporate citizenship and sustainability disclosure rules and regulations and institutional investor voting policies that seek this information, making it more accessible for scrutiny. Changing consumer preferences may result in increased demands regarding our products and supply chain and their respective environmental and social impact, including on sustainability. These demands could require additional transparency, due diligence, and reporting and could cause us to incur additional costs or to make changes to our operations to comply with such demands. We may also determine that certain changes are required in anticipation of further evolution of consumer preferences and demands. Increased focus and activism related to corporate citizenship and sustainability may also result in investors reconsidering their investment decisions as a result of their assessment of a company’s corporate citizenship and sustainability practices. In addition, corporate diversity, equity and inclusion practices have recently come under increasing challenges from advocacy groups and federal and state officials through media campaigns, lawsuits and executive orders. Any failure or perceived failure by us to adequately address stakeholder expectations and legal requirements regarding corporate citizenship, including diversity, equity and inclusion, employee health, safety and welfare, and workplace rights, among others, may damage our reputation and adversely affect our business and results of operations. Further, concern over climate change and other environmental sustainability matters, has and may in the future result in new or increased legal and federal and state regulatory requirements to provide extensive disclosure regarding and to reduce or mitigate impacts to the environment, including greenhouse gas emissions, alternative energy policies, water consumption, packaging and waste management, responsible sourcing and other sustainability initiatives. For example, state, federal and international regulations on sustainability matters, including the recently enacted Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act in California, have been or may be implemented that will require reporting and third-party assurance on greenhouse gas emissions and other environmental matters.

BLOOMIN’ BRANDS, INC.
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

Risks Related to Inflation and Macroeconomic Disruption

Challenging economic, political and social conditions may have a negative effect on our business and financial results.

Challenging economic, political and social conditions may negatively impact consumer spending and thus cause a challenging sales environment in the casual dining sector and a decline in our financial results. For example, international, domestic and regional economic conditions, continued economic downturn or recession, or slowing or stalled recovery therefrom, unemployment levels, consumer income levels, financial market volatility, credit conditions and availability, consumer debt levels, inflation, increased energy prices, weakness in the housing market, stock market performance, rising interests rates, tariffs and trade barriers, pandemics or public health concerns, population growth, changes in government and central bank monetary policies, social unrest and governmental, political and budget matters may have a negative effect on consumer confidence and discretionary spending, which the restaurant industry depends upon. Further, it is difficult to predict what impact, if any, the U.S. presidential and congressional election outcomes could have on consumer confidence and discretionary spending. The effects of international trade conflicts between the U.S. and its global trade partners including, without limitation, China, Mexico and Canada, may have an adverse impact on economic conditions, commodity pricing and consumer spending. In addition, the effects on the global economy from the ongoing conflicts in Israel and Ukraine, particularly if they escalate or broaden, are uncertain. Terrorist attacks, heightened security requirements, attacks of critical infrastructure, protests, demonstrations, riots, civil disturbance, disobedience, insurrection, customer intimidation, mass shootings or social and other political unrest, such as those seen in recent years, have and may continue to result in restrictions, curfews or other actions and give rise to significant changes in regional and global economic conditions. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

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

The performance of our restaurants depends on our ability to anticipate and react to changes in the price and availability of food commodities. Our business also incurs significant costs for energy, utilities, insurance, health care, labor, marketing and real estate over which we have little control. We have experienced and continue to experience the impact of inflation and fluctuations in costs on our operating expenses and anticipate the inflationary

BLOOMIN’ BRANDS, INC.
conditions will continue in the near future. We are anticipating 2.5% to 3.5% commodity inflation for 2025, but there can be no assurance that our expectations will be accurate or that we will be able to efficiently pass through any increased costs in our prices. Increased prices or shortages could affect the cost and quality of the items we buy or require us to raise prices, limit our menu options or implement alternative processes or products. In response, customers may be less willing to patronize our restaurants in favor of our competitors or lower-priced alternatives. Prices may also be affected by supply, market changes, increased competition, changes in laws, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, labor shortages, port disruptions and freight carrier stoppages, or other reasons. As a result, these events, individually or combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins.

Risks Related to Information Technology, Privacy and Intellectual Property

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

The majority of our restaurant sales are by credit or debit cards, and we maintain certain personal information regarding our employees and confidential information about our customers, franchisees and suppliers. Although we segment our card data environment and employ a cybersecurity protection program based upon industry frameworks, as well as scan and improve our environment for any threats and identify and remediate vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our security measures with oversight by our Audit Committee, there are no assurances that such programs will prevent or detect all cybersecurity breaches or technological failures.

Our operations and corporate functions rely heavily on information systems, including point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash, data warehousing to support analytics, finance and accounting systems, payroll and human resource systems, mobile technologies to enhance the customer experience and other various processes and procedures, some of which are handled by third parties. We have implemented a risk management program designed to identify and mitigate risks related to utilizing third-party vendors. The program also includes documenting audit and compliance reports to prevent these third-party vendors from negatively impacting our business operations. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, system maintenance problems, upgrading or transitioning to new platforms, or any cyber incident relating to these systems could expose our systems or information to cyber threats, result in delays in consumer service, reduced efficiency in our operations or result in negative publicity. Despite our security measures, our technology systems remain vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, employee error or malfeasance, denial of service, hacking, “phishing” attacks, social engineering, malware, ransomware, viruses, worms and other attacks or disruptive problems, which have increased in sophistication, frequency and duration in recent years. In addition, the rapid evolution and increased adoption of artificial intelligence technologies increases our cybersecurity risks, including generative artificial intelligence augmenting threat actors’ technological sophistication to enhance existing or to create new malware. We have been, and will continue to be, the target of cyber and other security threats and incidents, including those common to most industries and those targeting us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. Like other restaurants and retailers, we are also susceptible to claims for purportedly fraudulent transactions arising out of actual or alleged theft of credit or debit card information. A security breach or even a perceived security breach or failure to appropriately respond to a cyber incident could result in litigation or governmental investigation, as well as damage to our reputation and brands.

BLOOMIN’ BRANDS, INC.
A claim or investigation resulting from a cyber or other security threat to our systems and data may have a material adverse effect on our business and distract management from running the business. Responses to cybersecurity incidents also have the potential of incurring significant remediation costs, to the extent such costs are not covered by our applicable insurance policies. As cybersecurity risks and applicable laws and regulations evolve, we may incur significant additional costs in technology, third-party services and personnel to maintain systems designed to anticipate and prevent cyber-attacks.

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

Risks Related to Our Business Model and Strategy

We have limited control with respect to the operations of our franchisees, which could have a negative impact on our business.

Our franchisees are contractually obligated to operate their restaurants in accordance with our standards and we provide training and support to franchisees. However, franchisees are generally independent third parties that we do not control, and these franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with our product and service quality standards and contractual requirements, our image and reputation could be harmed, which in turn could adversely affect our business and operating results.

A significant portion of our financial results are dependent upon the operational and financial success of our franchisees. This portion will increase as a result of the sale of a majority interest in our Brazil operations, which are now operated as unconsolidated franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline. In addition, we may also incur expenses in connection with supporting franchise restaurants that are underperforming. As small businesses, some of our franchise operators may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, increased interest rates, labor costs, employee relations issues, or other causes. When Company-owned restaurants are sold to a franchisee, one of our subsidiaries is often required to remain responsible for lease payments for the sold restaurants to the extent the purchasing franchisees default on their leases. During periods of declining sales and profitability of franchisees, the incidence of franchisee defaults for these lease payments may increase and we may be required to make lease payments and seek recourse against the franchisee or agree to repayment terms.

BLOOMIN’ BRANDS, INC.
Risks associated with our remodeling, relocation and expansion plans may have adverse effects on our operating results.

As part of our business strategy, we intend to continue to remodel, relocate and expand our current portfolio of restaurants. Our 2025 development schedule calls for the construction of approximately 18 to 20 new Company-owned locations. A variety of factors could cause the actual results and outcome of those plans to differ from the anticipated results, including, among other things, the selection of suitable locations for new or relocated restaurants, the availability and terms on which we can lease attractive sites for new or relocated restaurants, availability and terms of funding, recruiting, training and retaining skilled management and restaurant employees, construction or other delays, the availability of construction materials or restaurant equipment, construction and renovation costs and consumer tastes and acceptance of our restaurant concepts and awareness of our brands in new regions. Governmental regulations or other health guidelines concerning the operations of restaurants, including due to public health emergencies, may also cause disruptions in our plans.

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

BLOOMIN’ BRANDS, INC.
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

There are risks and uncertainties associated with strategic actions and initiatives that we may implement, including not realizing the intended benefits of the Brazil Sale Transaction.

From time to time, we consider various strategic actions and initiatives in order to grow and evolve our business and brands and improve our operating results. These actions and initiatives could include, among other things, acquisitions, development or dispositions of restaurants or brands, new joint ventures, new franchise arrangements, restaurant closures and changes to our operating model. For example, in December 2024, we completed the sale of 67% of our Brazil operations, converting all restaurants in that market from directly owned and operated locations to franchised locations. There can be no assurance that any such strategic actions or initiatives will be successful or deliver their anticipated benefits. We may be exposed to new and unforeseen risks and challenges, particularly if we enter into markets or engage in activities with which we have limited or no prior experience, and it may be difficult to predict the success of such endeavors. If we incur significant expenses or divert management, financial and other resources to any initiative that is unsuccessful or does not meet our expectations, our results of operations and financial condition would be adversely affected. We may also incur significant asset impairment and other charges in connection with any such initiative. Regardless of the ultimate success of a strategic initiative, the implementation and integration of new business or operational processes could be disruptive to our current operations. Even if we test and evaluate an initiative on a limited basis, the diversion of management time and resources could have an adverse effect on our business.

Our ability to realize continuing benefits from our minority equity investment in our formerly owned and now franchised Brazil operations is subject to various risks and uncertainties. There is no assurance that our investment will be profitable or that growth will continue or that we will be able to generate a favorable return on the sale of our remaining interest in the future. In addition, there is no assurance that we will generate anticipated royalties from our franchise arrangement, which will be subject to the general risks associated with franchise arrangements. As a minority equity investor and franchisor, we will have limited control with respect to the Brazilian operations. The performance of these operations will also be subject to economic, regulatory and other market conditions in Brazil. As a result of the foregoing, the intended benefits of the Brazil transaction may not be realized.

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

BLOOMIN’ BRANDS, INC.
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

Currency regulations and fluctuations in exchange rates could also affect our performance. We have operations in many foreign countries, including a minority equity investment in our Brazil franchisees, direct investments in restaurants in Hong Kong and international franchisees. As a result, we may experience losses from fluctuations in foreign currency exchange rates or any hedging arrangements that we enter into to offset such fluctuations, and such losses could adversely affect our overall sales and earnings.

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

As of December 29, 2024, our total net indebtedness was $1.0 billion and we had $474.0 million in available unused borrowing capacity under our revolving credit facility, net of undrawn letters of credit of $16.0 million.

BLOOMIN’ BRANDS, INC.
Our leverage could have important consequences, including:

•making it more difficult for us to make payments on indebtedness;
•increasing our vulnerability to general economic, industry and competitive conditions and the various risks we face in our business;
•increasing our cost of borrowing or limiting our ability to obtain additional financing, if needed;
•reducing our ability to use our cash flow to fund our operations, capital expenditures, dividend payments, repurchases of our common stock and future business and strategic opportunities; and
•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may not be as highly leveraged.

We may incur substantial additional indebtedness in the future, subject to the restrictions contained in our credit agreement. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

We cannot be certain that our financial condition or credit and other market conditions will be favorable upon maturity of our unsecured notes or credit agreement in 2029, or at any earlier time we may seek to refinance our debt. Further, turmoil in global credit markets could adversely impact the availability and cost of credit. If we are unable to refinance our indebtedness on favorable terms, our financial condition and results of operations would be adversely affected.

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

BLOOMIN’ BRANDS, INC.
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

Adverse weather conditions and natural disasters and other unforeseen events, such as winter storms, severe temperatures, thunderstorms, floods, drought, fires, hurricanes and earthquakes, terrorist attacks, war and widespread/pandemic illness, and the effects of such events on economic conditions and consumer spending patterns, could disrupt our operations or supply chain and negatively impact our results of operations. These events may result in lost restaurant sales, as well as property damage, lost products, interruptions in supply, and increased costs, temporary and prolonged restaurant closures may occur and consumer traffic may decline due to the actual or perceived effects from these events. For example, the COVID-19 pandemic, severe winter weather conditions, wildfires and hurricanes have impacted our traffic, and that of our franchisees, and results of operations in recent years. Although we cannot predict when or where we will be negatively impacted by widespread illnesses or pandemics, adverse weather events, to the extent that climate change or other factors result in more frequent, widespread or severe events, it could adversely impact our results. U.S. and foreign governmental officials also have placed an increasing focus on environmental matters, including climate change, reduction of greenhouse gases and water consumption. This increased focus could lead to legislative, regulatory or other efforts to combat these environmental concerns. These efforts could result in further increases in taxes, cost of supplies, transportation and utilities, which could increase our operating costs and those of our franchisees and require future investments in facilities and equipment. There may also be increased pressure for us to make commitments, set targets or establish goals to take actions to meet them, which could expose us and our franchisees to market, operational, execution and reputational costs or risks.

Many of our corporate systems and processes and corporate support for our restaurant operations are centralized at one location in Tampa, Florida. We have disaster recovery procedures and business continuity plans in place to address crisis-level events, including hurricanes and other natural disasters, and backup and off-site locations for recovery of electronic and other forms of data and information, and the ability to manage our business remotely. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operations and exposure to administrative and other legal claims. In addition, these threats are constantly evolving, which increases the difficulty of accurately and timely predicting, planning for and protecting against the threat. As a result, our disaster recovery procedures and business continuity plans may not adequately address all threats we face or protect us from loss.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses or other diseases. If a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected. In the event a health pandemic occurs, customers might avoid public places, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. Jurisdictions in which we have restaurants may impose mandatory closures or impose restrictions on operations. If a virus is transmitted by human contact or respiratory transmission, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which would adversely affect our restaurant guest traffic or our ability to perform functions at the corporate level. A regional or global health pandemic might also adversely affect our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our stores.

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

BLOOMIN’ BRANDS, INC.
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We maintain a risk-based, defense-in-depth approach to cybersecurity and data protection. We assess industry best practices and standards and endeavor to leverage them in our efforts to manage cybersecurity risk. We dedicate

BLOOMIN’ BRANDS, INC.
resources and apply security controls where we believe they would be most effective to predict, prevent, detect and respond to potential security threats to our highest value information assets, which we consider to be point-of-sale systems, financial systems and confidential, personal and private customer and employee information. We use multiple safeguards to protect our internal networks and systems, including, among others, firewalls, email protection and web filtering, endpoint detection and response software, controlled access to our data and systems, segmenting our card data environment, vulnerability management and patching, and performing regular penetration testing. A risk assessment, based on the National Institute of Standards and Technology Framework, is conducted and maintained throughout the system development lifecycle and is reviewed at least annually.

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

We, like others in our industry, experience cybersecurity incidents and attempts to access our systems. In the event we experience an incident, we classify it based on its significance and track remediation actions and outcomes. Although we do not believe we have been materially affected by cybersecurity incidents or threats in the past, or that past incidents are reasonably likely to materially affect us, we cannot provide any assurance that we will not experience a material incident in the future. As described above, we utilize a risk-based approach to manage cybersecurity risk and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. See Item 1A. Risk Factors for additional discussion of our cybersecurity risks.

Governance

Our Board of Directors (our “Board”) has charged the Audit Committee with oversight of the Company’s identification, assessment and management of cybersecurity and data privacy risks. The Audit Committee receives quarterly updates from our Chief Information Security Officer (“CISO”) and our Chief Information Officer (“CIO”) regarding our cybersecurity program and actions taken to manage cybersecurity risk, which include risk identification and management strategies, consumer data protection, security programs, ongoing risk mitigation activities and results of third-party assessments and testing.

We maintain a dedicated cybersecurity department, which consists exclusively of Company employees, within our broader information technology department. Functions within this department range from new information technology solution design and implementation, vulnerability management, phishing awareness, threat detection,

BLOOMIN’ BRANDS, INC.
Payment Card Industry compliance and incident response. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CISO, who has over 25 years of experience in the field of cybersecurity, including prior service in the military in cybersecurity roles, and relevant industry certifications commensurate with his role. Our CISO reports directly to the CIO who has over 20 years of technology leadership experience in various industries.

Our CIO receives status reports from our cybersecurity department regularly and reports to our Chief Executive Officer, who receives updates on incidents, trends, projects and other relevant information regularly. In addition, as part of our incident response planning, we maintain cross-functional response teams to be prepared to respond to an incident.

Item 2.    Properties

We had 1,463 system-wide restaurants located across 46 states, Guam and 12 countries as of December 29, 2024. The following is a summary of our restaurant locations by country and territory as of December 29, 2024:

COMPANY-OWNED		FRANCHISED
United States	970	United States			146

Other - Hong Kong	10	International
Discontinued Operations - Brazil (1)	192	Argentina	3	Japan	9
		Australia	8	Mexico	4
		Canada	3	Qatar	7
		Costa Rica	2	Saudi Arabia	11
		Dominican Republic	1	South Korea	96
		Guam	1
		Total international franchised			145
Total Company-owned	1,172	Total franchised			291
____________________
(1)The restaurant count for Brazil is reported as of November 30, 2024 to correspond with the balance sheet date of this subsidiary. Subsequent to December 29, 2024, we completed the sale of the majority ownership of our Brazil operations and all restaurants in that market now operate as unconsolidated franchisees.

We lease substantially all of our restaurant properties from third parties. As of December 29, 2024, our Company-owned restaurants were located on the following sites by segment:

	U.S.	OTHER	DISCONTINUED OPERATIONS	TOTAL	PERCENTAGE OF TOTAL
Company-owned sites	23		—	23	2%
Leased sites:
Land, ground and building leases	677	—	1	678	58%
Space and in-line leases	270	10	191	471	40%
Total Company-owned restaurant sites	970	10	192	1,172	100%

We also lease corporate offices in Tampa, Florida and, through the date of the Brazil Sale Transaction, in São Paulo, Brazil.

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

Holders - As of February 21, 2025, there were 116 holders of record of our common stock. The number of registered holders does not include holders who are beneficial owners whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans - The following table presents the securities authorized for issuance under our equity compensation plans as of December 29, 2024:

(shares in thousands)	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (1)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (2)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (3)
Equity compensation plans approved by security holders	2,966	$20.08	5,305
____________________
(1)Includes 1,766 shares issuable in respect to restricted stock units and performance-based share units (assuming target achievement of applicable performance metrics).
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers - In February 2024, our Board canceled the remaining $57.5 million of authorization under the 2023 Share Repurchase Program and approved a new $350.0 million authorization (the “2024 Share Repurchase Program”), as announced in our press release issued on February 23, 2024. The 2024 Share Repurchase Program will expire on August 13, 2025.

We did not repurchase any shares of our outstanding common stock during the thirteen weeks ended December 29, 2024. As of December 29, 2024, we had $96.8 million of remaining share repurchase authorization under the 2024 Share Repurchase Program.

BLOOMIN’ BRANDS, INC.
Stock Performance Graph - The following graph depicts total return to stockholders from December 29, 2019 through December 29, 2024, relative to the performance of the Standard & Poor’s 500 index and the Standard & Poor’s 500 Consumer Discretionary index, a peer group. The graph assumes an investment of $100 in our common stock and in each index on December 29, 2019 (the last business day of the fiscal year of investment), and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	DECEMBER 29, 2019	DECEMBER 27, 2020	DECEMBER 26, 2021	DECEMBER 25, 2022	DECEMBER 31, 2023	DECEMBER 29, 2024
Bloomin’ Brands, Inc. (BLMN)	$100.00	$88.36	$97.68	$100.21	$140.01	$64.09
Standard & Poor’s 500	$100.00	$116.38	$150.62	$124.54	$157.06	$199.28
Standard & Poor’s 500 Consumer Discretionary	$100.00	$129.97	$164.24	$104.12	$147.78	$197.38

Item 6. [Reserved]

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes. We have classified the results of operations, non-GAAP measures, and liquidity and capital resources of our Brazil operations as discontinued operations for all periods presented. Unless otherwise noted, this Management Discussion and Analysis of Financial Condition and Results of Operations does not include discontinued operations. For discussion of our consolidated and segment-level results of operations, non-GAAP measures, and liquidity and capital resources not included in this Annual Report for fiscal year 2022, see our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 29, 2024, we owned and operated 1,172 restaurants and franchised 291 restaurants across 46 states, Guam and 12 countries. Our restaurant portfolio includes: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Overview - Our financial overview for 2024 from continuing operations includes the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of (1.1)% and (1.2)%, respectively;
•Decrease in Total revenues of (5.2)% as compared to 2023;
•Operating income and restaurant-level operating margins of 3.5% and 13.3%, respectively, as compared to 6.8% and 15.4%, respectively for 2023;
•Operating income of $139.8 million as compared to $282.8 million in 2023; and
•Diluted (loss) earnings per share of $(0.61) as compared to $2.13 in 2023.

Sale of Majority Ownership of our Brazil Operations - On December 30, 2024, we completed the sale of 67% of our Brazil operations (the “Brazil Sale Transaction”) and entered into amended and restated franchise agreements with all existing restaurants in Brazil. The balance sheets, results of operations and cash flows of our Brazil operations are reported as discontinued operations for all periods presented. See Note 3 - Discontinued Operations of the Notes to Consolidated Financial Statements for additional details.

Business Strategies - Our current key business strategies include:

Simplifying the Agenda. We are focused on our operations, removing menu items and enabling our operators to deliver a great guest experience. Our transaction to re-franchise our Brazil business will allow our management team to focus on improvements in our domestic operations.

Consistently Deliver Guest-Centric Experience. We are investing in our product quality, technology and operational execution to ensure guests consistently have a great experience when they interact with our brands across both in-restaurant and off-premises channels. We believe this will drive increased frequency.

Refine Our Marketing Approach. We are refining our menu offerings to offer abundant, every day value, which we believe will resonate with the marketplace. We will continue to offer experiential-driven events with unique items as a way to drive trial to our brands.

Drive Long-Term Shareholder Value. We plan to drive long-term shareholder value by reinvesting into our base business and addressing the state of our asset base, paying down debt and returning excess cash to shareholders through dividends. We have refined our pipeline to slow new unit growth beginning in 2026. While we still believe

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

there are development opportunities for our concepts in the U.S., we remain focused on driving healthy traffic in our existing restaurants.

We intend to fund our business strategies, drive revenue growth and margin improvement, in part by reinvesting savings generated by cost savings and productivity initiatives across our businesses.

Key Financial Performance Indicators - Key measures that we use in evaluating our restaurants and assessing our business include the following:

•Average restaurant unit volumes—average sales (excluding gift card breakage and, in our discontinued operations, the benefit of value added tax exemptions in Brazil) per restaurant to measure changes in customer traffic, pricing and development of the brand.

•Comparable restaurant sales—year-over-year comparison of the change in sales volumes (excluding gift card breakage and, in our discontinued operations, the benefit of value added tax exemptions in Brazil) for Company-owned restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants.

•System-wide sales—total restaurant sales volume for all Company-owned and franchise restaurants, regardless of ownership, to interpret the overall health of our brands.

•Restaurant-level operating margin, Income from operations, Net (loss) income and Diluted (loss) earnings per share—financial measures utilized to evaluate our operating performance.

Restaurant-level operating margin is a non-GAAP financial measure widely regarded in the industry as a useful metric to evaluate restaurant-level operating efficiency and performance of ongoing restaurant-level operations, and we use it for these purposes. Our restaurant-level operating margin is expressed as the percentage of our Restaurant sales that Food and beverage costs, Labor and other related expense and Other restaurant operating expense (including advertising expenses) represent, in each case as such items are reflected in our Consolidated Statements of Operations and Comprehensive (Loss) Income. The following categories of revenue and operating expenses are not included in restaurant-level operating income and corresponding margin because we do not consider them reflective of operating performance at the restaurant-level within a period:

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

Restaurant-level operating margin excludes various expenses, as discussed above, that are essential to supporting the operations of our restaurants and may materially impact our Consolidated Statements of Operations and Comprehensive (Loss) Income. As a result, restaurant-level operating margin is not indicative of our consolidated results of operations and is presented exclusively as a supplement to, and not a substitute for, Net (loss) income or Income from operations. In addition, our presentation of restaurant-level operating margin may not be comparable to similarly titled measures used by other companies in our industry.

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

Selected Operating Data - The table below presents the number of our restaurants in operation (from both continuing and discontinued operations) as of the periods indicated:

Number of restaurants (at end of the period):	DECEMBER 29, 2024	DECEMBER 31, 2023
U.S.
Outback Steakhouse
Company-owned	553	562
Franchised	122	126
Total	675	688
Carrabba’s Italian Grill
Company-owned	192	198
Franchised	18	19
Total	210	217
Bonefish Grill
Company-owned	162	170
Franchised	4	6
Total	166	176
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	63	64
Aussie Grill
Company-owned	—	4
Franchised	2	1
Total	2	5
U.S. total	1,116	1,150
International Franchise
Outback Steakhouse - South Korea	96	92
Other	49	47
International Franchise total	145	139
Other - Company-owned
Outback Steakhouse - Hong Kong/China	10	19
Discontinued operations - Company-owned
Outback Steakhouse - Brazil (1)	173	155
Other - Brazil (1)	19	17
System-wide total	1,463	1,480
System-wide total - Company-owned	1,172	1,189
System-wide total - Franchised	291	291
____________________
(1)The restaurant counts for Brazil, including Abbraccio and Aussie Grill restaurants within International Company-owned Other - Brazil, are reported as of November 30, 2024 and 2023, respectively, to correspond with the balance sheet dates of this subsidiary. Following the close of the Brazil Sale Transaction on December 30, 2024, all restaurants in that market operate as unconsolidated franchisees. See Note 3 - Discontinued Operations of the Notes to Consolidated Financial Statements for further details.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

REVENUES

Restaurant Sales - Following is a summary of the change in Restaurant sales for the periods indicated:

	FISCAL YEAR
(dollars in millions)	2024	2023
Restaurant sales of prior periods (continuing operations)	$4,077.8	$3,923.9
53rd week restaurant sales (1)	(82.7)
For fiscal year 2024 (comparable 52-week presentation)	3,995.1
Change from:
Restaurant closures (2)	(129.6)	(30.5)
Comparable restaurant sales	(54.5)	75.1
Restaurant openings (3)	55.2	27.2
Effect of foreign currency translation	0.1	(0.6)
For fiscal year 2023 (comparable 52-week presentation)		3,995.1
53rd week restaurant sales (1)		82.7
For fiscal year 2024 and 2023 (as reported)	$3,866.3	$4,077.8
____________________
(1)Fiscal year 2023 included restaurant sales from December 25, 2023 through December 31, 2023, which represents the 53rd week.
(2)Fiscal years 2024 and 2023 include restaurant sales impact from the closure of 73 and 34 restaurants since December 25, 2022 and December 26, 2021, respectively.
(3)Fiscal years 2024 and 2023 include restaurant sales from 27 and 19 new restaurants, respectively, not included in our comparable restaurant sales base.

Average Restaurant Unit Volumes and Operating Weeks

Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023
Average restaurant unit volumes:
U.S. - continuing operations
Outback Steakhouse	$4,004	$4,094
Carrabba’s Italian Grill	$3,595	$3,631
Bonefish Grill	$3,209	$3,339
Fleming’s Prime Steakhouse & Wine Bar	$5,822	$5,935
Discontinued operations
Outback Steakhouse - Brazil (1)	$2,874	$3,213

Operating weeks:
U.S. - continuing operations
Outback Steakhouse	28,636	29,771
Carrabba’s Italian Grill	10,030	10,537
Bonefish Grill	8,486	9,056
Fleming’s Prime Steakhouse & Wine Bar	3,293	3,418
Discontinued operations
Outback Steakhouse - Brazil	8,630	7,670
____________________
(1)Translated at average exchange rates of 5.29 and 5.02 for 2024 and 2023, respectively. Excludes the benefit of the Brazil value added tax exemptions discussed in Note 3 - Discontinued Operations of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person (Decreases) Increases

Following is a summary of comparable restaurant sales, traffic and average check per person (decreases) increases for the periods indicated:

	FISCAL YEAR
	2024 (1)	2023 (1)
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. - continuing operations (2)
Outback Steakhouse	(1.2)%	1.1%
Carrabba’s Italian Grill	—%	3.9%
Bonefish Grill	(3.2)%	0.8%
Fleming’s Prime Steakhouse & Wine Bar	0.2%	(0.7)%
Combined U.S.	(1.1)%	1.4%
Discontinued operations
Outback Steakhouse - Brazil (3)(4)	(1.4)%	5.5%

Traffic:
U.S. - continuing operations
Outback Steakhouse	(4.2)%	(4.3)%
Carrabba’s Italian Grill	(3.2)%	0.3%
Bonefish Grill	(7.1)%	(3.3)%
Fleming’s Prime Steakhouse & Wine Bar	(5.8)%	(2.0)%
Combined U.S.	(4.4)%	(3.1)%
Discontinued operations
Outback Steakhouse - Brazil (3)	(4.4)%	(1.1)%

Average check per person (5):
U.S. - continuing operations
Outback Steakhouse	3.0%	5.4%
Carrabba’s Italian Grill	3.2%	3.6%
Bonefish Grill	3.9%	4.1%
Fleming’s Prime Steakhouse & Wine Bar	6.0%	1.3%
Combined U.S.	3.3%	4.5%
Discontinued operations
Outback Steakhouse - Brazil (3)	2.6%	6.5%
____________________
(1)For 2024, U.S. comparable restaurant sales, traffic and average check per person compare the 52 weeks from January 1, 2024 through December 29, 2024 to the 52 weeks from January 2, 2023 through December 31, 2023. For 2023, U.S. comparable restaurant sales, traffic and average check per person compare the 53 weeks from December 26, 2022 through December 31, 2023 to the 53 weeks from December 27, 2021 through January 1, 2023.
(2)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(3)Excludes the effect of fluctuations in foreign currency rates and the benefit of the Brazil value added tax exemptions discussed in Note 3 - Discontinued Operations of the Notes to Consolidated Financial Statements.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COSTS AND EXPENSES

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Restaurant sales or Total revenues for the periods indicated:

	FISCAL YEAR
	2024	2023	2022
Revenues
Restaurant sales	97.9%	97.8%	97.9%
Franchise and other revenues	2.1	2.2	2.1
Total revenues	100.0	100.0	100.0
Costs and expenses
Food and beverage (1)	29.7	30.4	31.5
Labor and other related (1)	31.1	29.9	29.1
Other restaurant operating (1)	25.9	24.2	24.3
Depreciation and amortization	4.4	4.1	3.7
General and administrative	5.6	5.6	5.3
Provision for impaired assets and restaurant closings	1.6	0.8	0.1
Total costs and expenses	96.5	93.2	92.4
Income from operations	3.5	6.8	7.6
Loss on extinguishment of debt	(3.4)	—	(2.7)
Loss on fair value adjustment of derivatives, net	—	—	(0.4)
Interest expense, net	(1.6)	(1.3)	(1.3)
(Loss) income before (benefit) provision for income taxes	(1.5)	5.5	3.2
(Benefit) provision for income taxes	(0.3)	0.4	0.9
Net (loss) income from continuing operations	(1.2)	5.1	2.3
Net (loss) income from discontinued operations, net of tax	(1.9)	1.0	0.4
Net (loss) income	(3.1)	6.1	2.7
Less: net income attributable to noncontrolling interests	0.1	0.2	0.2
Net (loss) income attributable to Bloomin’ Brands	(3.2)%	5.9%	2.5%
____________________
(1)As a percentage of Restaurant sales.

Fiscal year 2024 as compared to fiscal year 2023 - continuing operations

Food and beverage cost decreased as a percentage of Restaurant sales due to 1.3% from increases in menu pricing and 0.6% from cost-saving and productivity initiatives. These decreases were partially offset by increases as a percentage of Restaurant sales of 0.5% from unfavorable product mix and 0.5% from commodity inflation.

Labor and other related expense increased as a percentage of Restaurant sales primarily due to 1.6% from higher hourly and field management labor costs, primarily due to wage rate inflation, partially offset by a decrease of 0.6% from an increase in average check per person.

Other restaurant operating expense increased as a percentage of Restaurant sales primarily due to: (i) 1.1% from higher restaurant-level operating and supply expenses, primarily due to inflation, (ii) 0.5% from higher advertising expense and (iii) 0.4% from higher insurance and legal expense, primarily from lapping the 2023 favorable settlement of certain collective action wage and hour lawsuits. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.3% from an increase in average check per person and 0.3% from certain cost-saving and productivity initiatives.

Depreciation and amortization expense increased primarily due to restaurant development and technology projects, partially offset by restaurant closures.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Provision for impaired assets and restaurant closings increased primarily due to: (i) asset impairments during Q4 2024 related to 41 older, underperforming restaurants (the “Q4 2024 Restaurant Impairment”), and from the closure of (ii) nine restaurants in Hong Kong and (iii) 36 older, predominately underperforming restaurants within the U.S. segment (the “2023 Restaurant Closures”). These increases were partially offset by the Q4 2023 asset impairment and closure charges in connection with the 2023 Restaurant Closures.

Loss on extinguishment of debt and Loss on fair value adjustment of derivatives, net during 2024 were in connection with the repurchase of $83.6 million of the outstanding convertible senior notes due in 2025 (the “2025 Notes”) (the “Second 2025 Notes Partial Repurchase”), which is described in further detail within Note 11 - Convertible Senior Notes of the Notes to Consolidated Financial Statements.

Interest expense, net increased primarily due to higher balances and interest rates on the unhedged portion of our revolving credit facility partially offset by a decrease in interest expense from the Second 2025 Notes Partial Repurchase.

(Benefit) provision for income taxes includes credits we and other restaurant company employers may claim against federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce (Loss) income before (benefit) provision for income taxes.

The change in (Benefit) provision for income taxes is primarily due to FICA tax credits on certain tipped wages partially offset by the 2024 nondeductible losses associated with the Second 2025 Notes Partial Repurchase, relative to the 2024 pre-tax book loss.

We have a blended federal and state statutory rate of approximately 26% for all periods presented. The effective income tax rate in 2024 was lower than the blended federal and state statutory rate primarily due to the federal and state impact of nondeductible losses associated with the Second 2025 Notes Partial Repurchase, partially offset by the FICA tax credits on certain tipped wages, relative to the 2024 pre-tax book loss. The effective income tax rate in 2023 was lower than the blended federal and state statutory rate primarily due to the benefit of FICA tax credits on certain tipped wages.

Fiscal year 2023 as compared to fiscal year 2022 - continuing operations

Food and beverage cost decreased as a percentage of Restaurant sales due to 2.0% from increases in average check per person, primarily driven by an increase in menu pricing, and 0.6% from certain cost saving and productivity initiatives, partially offset by an increase of 1.4% from commodity inflation.

Labor and other related expense increased as a percentage of Restaurant sales primarily due to 1.9% from higher hourly and field management labor costs, primarily due to wage rate inflation, partially offset by decreases of 0.9% from an increase in average check per person and 0.3% from certain cost saving and productivity initiatives.

Other restaurant operating expense decreased as a percentage of Restaurant sales primarily due to: (i) 0.6% from an increase in average check per person, (ii) 0.4% from the favorable settlement of certain collective action wage and hour lawsuits and (iii) 0.3% from certain cost saving and productivity initiatives. These decreases were partially offset by increases of 0.9% from higher operating expenses, including utilities, primarily due to inflation, and 0.3% from higher advertising expense.

(Benefit) provision for income taxes includes a decrease in the effective income tax rate primarily due to the non-deductible losses recorded during 2022 associated with the First 2025 Notes Partial Repurchase, which is described in further detail within Note 11 - Convertible Senior Notes of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segments

We consider each of our U.S. restaurant concepts and our international franchise business as operating segments, which reflects how we manage our business, review operating performance and allocate resources. All other operating segments, which include our operations in Hong Kong and China do not meet the quantitative thresholds for determining reportable operating segments.

Resources are allocated and performance is assessed by our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (“CODM”). We aggregate our U.S. operating segments into a U.S. reportable segment. The U.S. segment includes all restaurants operating in the U.S. while franchised restaurants operating outside the U.S. are included in the international franchise segment.

Revenues for both segments include only transactions with customers and exclude intersegment revenues. Excluded from Income from operations for U.S. are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses.

Operating income is utilized by our CODM as the segment profit or loss measure and to manage the business, review operating performance and allocate resources.

Refer to Note 19 - Segment Reporting of the Notes to Consolidated Financial Statements for reconciliation of segment income from operations to the consolidated operating results.

Summary financial data - Following is a summary of financial data by segment for the periods indicated:

	U.S.
	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Revenues
Restaurant sales (1)	$3,812,604	$4,005,053	$3,863,016
Franchise and other revenues	44,530	48,546	48,854
Total revenues	$3,857,134	$4,053,599	$3,911,870
Income from continuing operations	$250,050	$377,534	$407,860
Operating income margin, continuing operations	6.5%	9.3%	10.4%

	INTERNATIONAL FRANCHISE
	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Franchise and other revenues (2)	$39,490	$41,524	$36,202

Income from continuing operations	$37,961	$39,207	$34,216
____________________
(1)The decrease from 2023 to 2024 was primarily due to: (i) the restaurant sales during the 53rd week of 2023, (ii) the net impact of restaurant closures and openings and (iii) lower comparable restaurant sales. The increase from 2022 to 2023 was primarily due to the restaurant sales during the 53rd week of 2023 and higher comparable restaurant sales, partially offset by the net impact of restaurant closures and openings. See Results of Operations - Restaurant Sales for a rollforward of consolidated Restaurant sales.
(2)Includes international royalties from franchisees and royalties from our Brazil operations at our historical 5% intercompany rate. On December 30, 2024, we entered into franchise agreements in connection with the Brazil Sale Transaction that include royalty rates that are lower than our historical intercompany rates and on the low end of our international franchisee royalty percentage range.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income from continuing operations

U.S. - The decrease in U.S. Income from operations generated during 2024 as compared to 2023 was primarily due to: (i) lower restaurant sales, as discussed above, (ii) higher labor, operating and commodity costs, primarily due to inflation, (iii) higher impairment and closure costs and (iv) higher advertising, depreciation and amortization expense. These decreases were partially offset by an increase in average check per person and the impact of certain cost-saving and productivity initiatives.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations - Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Food and beverage cost, Labor and other related expense and Other restaurant operating expense. Adjusted restaurant-level operating margin is Restaurant-level operating margin adjusted for certain items. The following table reconciles consolidated Income from continuing operations and the corresponding margin to restaurant-level operating income from continuing operations and consolidated adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	FISCAL YEAR
(dollars in thousands)	2024	2023
Income from continuing operations	$139,808	$282,769
Operating income margin, continuing operations	3.5%	6.8%
Less:
Franchise and other revenues	84,131	90,371
Plus:
Depreciation and amortization	175,580	169,266
General and administrative	219,383	233,559
Provision for impaired assets and restaurant closings	64,291	33,574
Restaurant-level operating income from continuing operations	$514,931	$628,797
Restaurant-level operating margin	13.3%	15.4%
Adjustments:
Legal and other matters (1)	—	(3,650)
Asset impairments and closure-related charges (2)	434	(2,450)
Partner compensation (3)	—	1,894
Total restaurant-level operating income adjustments	434	(4,206)
Adjusted restaurant-level operating income from continuing operations	$515,365	$624,591
Adjusted restaurant-level operating margin, continuing operations	13.3%	15.3%
Restaurant-level operating income from discontinued operations (4)	108,062	117,500
Adjusted restaurant-level operating income	$623,427	$742,091
Adjusted restaurant level operating margin	14.2%	16.1%
_________________
(1)Reflects changes in legal reserves in connection with certain collective action wage and hour lawsuits.
(2)For 2023, includes lease remeasurement gains in connection with the 2023 Restaurant Closures. See Note 5 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for additional details regarding the 2023 Restaurant Closures.
(3)Costs incurred in connection with the transition to a new partner compensation program.
(4)No adjustments for the periods presented. Excludes intercompany royalty expense of $25.9 million and $26.4 million for 2024 and 2023, respectively, since the corresponding intercompany royalty revenue is included within Franchise and other revenues from continuing operations and is therefore already excluded from the calculation of restaurant-level operating income. See Note 3 - Discontinued Operations of the Notes to Consolidated Financial Statements for additional details.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted Income from Operations Non-GAAP Reconciliations - The following table reconciles Income from continuing operations and the corresponding margin to adjusted income from operations and the corresponding margin for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023
Income from continuing operations	$139,808	$282,769
Operating income margin, continuing operations	3.5%	6.8%
Adjustments:
Total restaurant-level operating income adjustments (1)	434	(4,206)
Asset impairments and closure-related charges (2)	63,009	28,236
Executive transition costs (3)	4,121	—
Strategic initiative fees (4)	6,500	—
Foreign currency hedge gains (5)	(15,728)	—
Other (6)	—	7,546
Total income from operations adjustments	58,336	31,576
Adjusted income from operations, continuing operations	$198,144	$314,345
Adjusted operating income margin, continuing operations	5.0%	7.5%
Adjusted income from operations, discontinued operations (7)	34,446	42,375
Adjusted income from operations	$232,590	$356,720
Adjusted operating income margin	5.2%	7.6%
_________________
(1)See the Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations table above for details regarding restaurant-level operating income adjustments.
(2)Fiscal year 2024 includes asset impairment, closure costs and severance primarily in connection with: (i) the 2023 Restaurant Closures, (ii) the closure of nine restaurants in Hong Kong and (iii) the Q4 2024 Restaurant Impairment. Fiscal year 2023 includes asset impairment, closure costs and severance primarily in connection with the 2023 Restaurant Closures.
(3)Compensation costs and professional fees related to our CEO transition and severance related to other executive level changes.
(4)Represents fees incurred in connection with a project-based strategic initiative. The costs incurred represent third-party consulting fees related to a strategic initiative to develop revenue growth management capabilities for Outback Steakhouse and are included in General and administrative expense. Given the magnitude and scope of this initiative and that it is not expected to recur after 2024, we consider these incremental expenses to be distinct from other consulting fees that we incur in the ordinary course of business and not reflective of the ongoing costs to operate our business or operating performance in the period.
(5)Gains in connection with the foreign exchange forward contracts entered into to partially offset foreign currency exchange risk associated with installment payments from the Brazil Sale Transaction.
(6)Primarily includes professional fees, severance and other costs not correlated to our core operating performance during the period.
(7)Includes operating income from our Brazil operations for the periods presented, including intercompany royalty expense. For 2024, includes non-GAAP adjustments of $68.3 million for impairment of assets held for sale, $3.3 million of transaction related professional fees and $1.5 million of other impairment. See Note 3 - Discontinued Operations of the Notes to Consolidated Financial Statements for additional details.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted Net Income and Adjusted Diluted Earnings Per Share Non-GAAP Reconciliations - The following table reconciles Net (loss) income attributable to Bloomin’ Brands to adjusted net income and adjusted diluted earnings per share for the periods indicated:

	FISCAL YEAR
(in thousands, except per share data)	2024	2023
Net (loss) income attributable to Bloomin’ Brands	$(128,018)	$247,386
Net (loss) income from discontinued operations, net of tax	(75,982)	41,629
Net (loss) income attributable to Bloomin’ Brands from continuing operations (1)	(52,036)	205,757
Adjustments:
Income from operations adjustments (2)	58,336	31,576
Loss on extinguishment of debt (3)	135,797	—
Total adjustments, before income taxes	194,133	31,576
Adjustment to provision for income taxes (4)	(13,001)	(7,872)
Net adjustments, continuing operations	181,132	23,704
Adjusted net income, continuing operations	129,096	229,461
Adjusted net income, discontinued operations (5)	30,246	38,700
Adjusted net income	$159,342	$268,161

Diluted (loss) earnings per share:
Continuing operations	$(0.61)	$2.13
Discontinued operations	(0.88)	0.43
Net diluted (loss) earnings per share	$(1.49)	$2.56

Adjusted diluted earnings per share
Continuing operations	$1.45	$2.38
Discontinued operations	0.34	0.40
Adjusted diluted earnings per share (6)(7)	$1.79	$2.78

Diluted weighted average common shares outstanding (7)	85,905	96,453
Adjusted diluted weighted average common shares outstanding (6)(7)	88,900	96,453
_________________
(1)Represents net (loss) income from continuing operations less net income attributable to noncontrolling interests.
(2)See the Adjusted Income from Operations Non-GAAP Reconciliations table above for details regarding Income from operations adjustments.
(3)Includes losses in connection with the Second 2025 Notes Partial Repurchase, including settlements of the related convertible senior note hedges and warrants. See Note 11 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for additional details.
(4)Includes the tax effects of non-GAAP adjustments determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates for all periods presented. The difference between GAAP and adjusted effective income tax rates during fiscal year 2024 primarily relates to nondeductible losses and other tax costs associated with the Second 2025 Notes Partial Repurchase.
(5)Includes net (loss) income from our Brazil operations for the periods presented and Income from operations adjustments described in footnote 7 of the Adjusted Income from Operations Non-GAAP Reconciliations table above. For 2024, also includes adjustments for $33.8 million of deferred income tax expense resulting from the Brazil Sale Transaction and the tax effects of non-GAAP adjustments. For 2023, also includes a $2.9 million adjustment related to a Brazil federal income tax exemption on certain state value added tax benefits. See Note 3 - Discontinued Operations of the Notes to Consolidated Financial Statements for additional details regarding the Brazil Sale Transaction.
(6)Adjusted diluted weighted average common shares outstanding for the fiscal years 2024 and 2023 were calculated including the effect of 1.6 million and 5.1 million dilutive securities, respectively, for outstanding 2025 Notes and the effect of 1.0 million and 3.4 million dilutive securities, respectively, for the Warrant Transactions, as defined below. In connection with the offering of the 2025 Notes, we entered into convertible note hedge transactions (the “Convertible Note Hedge Transactions”) and concurrently entered into warrant transactions relating to the same number of shares of our common stock (the “Warrant Transactions”). If our stock

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

price is in excess of the conversion price of the 2025 Notes ($10.60 and $11.14 as of December 29, 2024 and December 31, 2023, respectively), the Convertible Note Hedge Transactions deliver shares to offset dilution from the 2025 Notes, which, in combination with the Warrant Transactions, effectively offset dilution from the 2025 Notes up to the strike price of the Warrant Transactions ($14.84 and $15.60 as of December 29, 2024 and December 31, 2023, respectively). Adjusted diluted earnings per share and adjusted diluted weighted average common shares outstanding for the fiscal year 2023 have been recast to remove the 5.1 million share benefit of the Convertible Note Hedge Transactions which was previously included as a non-GAAP share adjustment.
(7)Due to a GAAP net loss from continuing operations, antidilutive securities are excluded from diluted weighted average common shares outstanding for the fiscal year 2024. However, considering the adjusted net income position, adjusted diluted weighted average common shares outstanding incorporates securities that would have been dilutive for GAAP.

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

The following table provides a summary of sales of franchised restaurants by segment for the periods indicated, which are not included in our consolidated Restaurant sales. Franchise sales within this table do not represent our sales and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant concepts and in determining our royalties and/or service fees.

	FISCAL YEAR
(dollars in millions)	2024	2023
U.S.
Outback Steakhouse	$499	$514
Carrabba’s Italian Grill	43	48
Bonefish Grill	9	10
Aussie Grill	2	—
U.S. total	553	572
International Franchise
Outback Steakhouse - Brazil	487	499
Outback Steakhouse - South Korea	310	354
Other	129	132
International Franchise total	926	985
Total franchise sales	$1,479	$1,557

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 29, 2024, we had $70.1 million in cash and cash equivalents of which $10.0 million was held by foreign affiliates. The international jurisdictions in which we have significant cash do not have any known restrictions that would prohibit repatriation.

As of December 29, 2024, we did not have aggregate undistributed foreign earnings from its consolidated foreign subsidiaries.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the periods indicated:

	REVOLVING CREDIT FACILITY				TOTAL CREDIT FACILITIES
	SENIOR SECURED CREDIT FACILITY	FORMER CREDIT FACILITY	2025 NOTES	2029 NOTES
(dollars in thousands)
Balance as of December 25, 2022	$—	$430,000	$105,000	$300,000	$835,000
2023 new debt	—	1,079,000	—	—	1,079,000
2023 payments	—	(1,128,000)	(214)	—	(1,128,214)
Balance as of December 31, 2023	—	381,000	104,786	300,000	785,786
2024 new debt	1,070,000	1,195,000	—	—	2,265,000
2024 payments	(360,000)	(1,576,000)	—	—	(1,936,000)
2024 repurchases and conversions	—	—	(84,062)	—	(84,062)
Balance as of December 29, 2024 (1)	$710,000	$—	$20,724	$300,000	$1,030,724

Interest rates, as of December 29, 2024 (2)	6.52%		5.00%	5.13%
Principal maturity date	September 2029		May 2025	April 2029
____________________
(1)Subsequent to December 29, 2024, we repaid $140.0 million on our revolving credit facility, primarily with proceeds from the Brazil Sale Transaction.
(2)Interest rate for revolving credit facility represents the weighted average interest rate as of December 29, 2024.

As of December 29, 2024, we had $474.0 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $16.0 million.

Credit Agreement - On September 19, 2024, we and OSI, as co-borrowers, entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for senior secured financing of up to $1.2 billion consisting of a revolving credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility matures on September 19, 2029 and replaced our prior senior secured financing of up to $1.0 billion (the “Former Credit Facility”). Our total indebtedness and the interest rate applied to our borrowings remained unchanged as a result of the Credit Agreement.

Our Credit Agreement, as amended, contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities.

See Note 10 - Long-term Debt, Net of the notes to Consolidated Financial Statements for additional details regarding the Credit Agreement.

As of December 29, 2024 and December 31, 2023, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

2025 Notes Partial Repurchase - On February 29, 2024, we and certain holders entered into exchange agreements (the “2024 Exchange Agreements”) in which the holders agreed to exchange $83.6 million in aggregate principal amount of our outstanding 2025 Notes for approximately 7.5 million shares of our common stock and $3.3 million in cash, including accrued interest (the “Second 2025 Notes Partial Repurchase”).

Convertible Note Hedge and Warrant Transactions - In connection with the Second 2025 Notes Partial Repurchase, we entered into partial unwind agreements with certain financial institutions relating to a portion of the convertible note hedge transactions (the “2024 Note Hedge Early Termination Agreements”) and a portion of the Warrant Transactions (the “2024 Warrant Early Termination Agreements”) that we previously entered into in connection

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

with the issuance of the 2025 Notes. Upon settlement, we received a termination payment which consisted of approximately $118.2 million in cash and 0.3 million shares of our common stock for the note hedges and we made a termination payment in an aggregate amount of approximately $102.2 million in cash for the warrants.

See Note 11 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for additional details regarding the Second 2025 Notes Partial Repurchase and related 2024 Note Hedge Early Termination Agreements and 2024 Warrant Early Termination Agreements.

Sources and Uses of Cash

Cash flows generated from operating activities and availability under our revolving credit facility are our principal sources of liquidity, which we use for operating expenses, development of new restaurants, remodeling older restaurants or relocating, investments in technology and dividend payments.

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

Brazil Sale Transaction - On December 30, 2024 we received cash proceeds, net of withheld income taxes, of $103.9 million, in U.S. dollars based on the exchange rate on the closing date, representing 52% of total proceeds from the Brazil Sale Transaction, and applied the proceeds to our revolving credit facility during the thirteen weeks ended March 30, 2025. The second installment payment, representing 48% of total proceeds from the Brazil Sale Transaction, is due on December 30, 2025, which we also anticipate applying towards the revolving credit facility. The remaining 33% ownership interest is subject to a put-call mechanism contained in the shareholders agreement whereby the buyer may cause us to sell or we may cause the buyer to purchase the totality of the remaining interest during the fourth quarter of 2028 at a multiple of earnings defined in the shareholders agreement.

During 2024, we received $15.1 million of cash in connection with forward currency exchange contracts entered into concurrently with the Brazil Sale Transaction to hedge a portion of the foreign currency risk of the related purchase price installment payments.

Capital Expenditures - We estimate that our capital expenditures will total approximately $190 million to $210 million in 2025. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including raw material constraints.

Dividends and Share Repurchases - During 2024 and 2023, we declared and paid quarterly cash dividends of $0.24 per share.

In February 2025, our Board declared a quarterly cash dividend of $0.15 per share, payable on March 26, 2025. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Following is a summary of our share repurchase programs active during the periods presented as of December 29, 2024 (dollars in thousands):

SHARE REPURCHASE PROGRAM	BOARD APPROVAL DATE	AUTHORIZED	REPURCHASED	CANCELLED OR EXPIRED	REMAINING
2022	February 8, 2022	$125,000	$125,000	$—	$—
2023	February 7, 2023	$125,000	$67,499	$57,501	$—
2024 (1)	February 13, 2024	$350,000	$253,195	$—	$96,805
________________
(1)The 2024 Share Repurchase Program will expire on August 13, 2025.

The following table presents our dividends and share repurchases for the periods indicated:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2024	$82,574	$265,695	$348,269
Fiscal year 2023	83,742	70,000	153,742
Total	$166,316	$335,695	$502,011

Our ability to pay dividends and make share repurchases is dependent on our ability to obtain funds from our subsidiaries, continued compliance with the financial covenants in our debt agreements and the existence of surplus, as well as our earnings, financial condition, capital expenditure requirements and other factors that our Board deems relevant.

Material Cash Requirements - The following table presents current and long-term material cash requirements as of December 29, 2024:

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
(dollars in thousands)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Operating leases (1)	$1,188,431	$162,067	$322,831	$242,395	$461,138
Long-term debt:
Principal (2)	1,030,724	20,724	—	1,010,000	—
Interest (3)	294,869	63,793	127,226	103,850	—
Purchase obligations (4)	168,464	124,727	24,892	17,422	1,423
Other obligations (5)	58,328	10,047	11,216	3,666	33,399
Total	$2,740,816	$381,358	$486,165	$1,377,333	$495,960
____________________
(1)Amounts represent undiscounted future minimum rental commitments under non-cancelable operating leases. Excludes $988.4 million related to operating lease renewal options that are reasonably certain of exercise.
(2)Includes Senior Secured Credit Facility, 2029 Notes and 2025 Notes. Amounts are not reduced by unamortized debt issuance costs totaling $3.3 million.
(3)Projected future interest payments on long-term debt are based on interest rates in effect as of December 29, 2024. Estimated interest expense includes the impact of variable-to-fixed interest rate swap agreements.
(4)Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have purchase obligations with various vendors that consist primarily of inventory, technology, store-level services and fixtures and equipment.
(5)Includes other long-term liabilities, primarily consisting of deferred compensation obligations, deposits, undiscounted finance leases and other accrued obligations. Future indemnification obligations in connection with the Brazil Sale Transaction, subject to a cap under the terms of the related purchase agreement, and unrecognized tax benefits are excluded from this table since it is not possible to estimate when these future payments may occur.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Summary of Cash Flows and Financial Condition
Cash Flows - The following chart presents a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated:
Operating activities - The decrease in net cash provided by operating activities during 2024 as compared to 2023 was primarily due to lower net earnings and changes in working capital.

The increase in net cash provided by operating activities during 2023 as compared to 2022 was primarily due to: (i) higher net earnings, (ii) decreased employee compensation payments and (iii) lower income tax payments. These increases were partially offset by higher rent and interest payments.

Investing activities - The decrease in net cash used in investing activities during 2024 as compared to 2023 was primarily due to lower capital expenditures and receipt of proceeds from foreign exchange forward contracts.

The increase in net cash used in investing activities during 2023 as compared to 2022 was primarily due to higher capital expenditures and a decrease in cash withdrawn from Company-owned life insurance policies.

Financing activities - The decrease in net cash used in financing activities during 2024 as compared to 2023 was primarily due to higher net draws on the revolving credit facility and net cash received from the 2024 Note Hedge Early Termination Agreements, partially offset by higher repurchases of common stock and lower net proceeds from share-based compensation.

The decrease in net cash used in financing activities during 2023 as compared to 2022 was primarily due to: (i) a decrease in repurchases of common stock, (ii) higher net proceeds from share-based compensation and (iii) partner equity plan payments during 2022. These decreases were partially offset by higher payments of cash dividends on our common stock and increased repayments on our debt.

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Current assets	$320,519	$343,314
Current liabilities	952,336	1,002,335
Working capital (deficit)	$(631,817)	$(659,021)

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $374.1 million and $380.2 million as of December 29, 2024 and December 31, 2023, respectively, and (ii) current operating lease liabilities of $158.8 million and $163.7 million as of December 29, 2024 and December 31, 2023, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

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

When evaluating for impairment, the total future undiscounted cash flows expected to be generated by the assets are compared to the carrying amount. If the total future undiscounted cash flows expected to be generated by the assets are less than the carrying amount, this may be an indicator of impairment. An impairment loss is recognized in earnings when the asset’s carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model. The key estimates and assumptions used in this model are future cash flow estimates, with material changes generally driven by changes in expected use, and the discount rate. These estimates are subjective and our ability to realize future cash flows and asset fair values is affected by factors such as the period of time the restaurant has been open, ongoing maintenance and improvement of the assets, changes in economic conditions and changes in our operating performance. Historically, the change in useful lives of our assets as a result of planned closures or the decision not to renew leases has been a key factor in the impairment we have recognized.

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

The carrying value of goodwill and trade names as of December 29, 2024 was $213.3 million and $414.7 million, respectively. We performed our annual impairment test in the second quarter of 2024 by utilizing the qualitative approach and determined that there were no events or circumstances to indicate that it was more likely than not that the fair value of any of our reporting units was less than their carrying values.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We record a liability for all unresolved and incurred but not reported claims at the anticipated cost below our specified retention levels or per-claim deductible amounts. Our liability for insurance claims was $53.0 million and $45.9 million as of December 29, 2024 and December 31, 2023, respectively. In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, and the frequency and severity of claims. The establishment of the reserves utilizing such estimates and assumptions is in part based on the premise that historical claims experience is indicative of current or future expected activity, which could differ significantly. Reserves recorded for workers’ compensation and general or liquor liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 50 basis point change in the discount rate in our insurance claim liabilities as of December 29, 2024, would have affected net earnings by $0.6 million in 2024.

Income Taxes - Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years in which we expect those temporary differences to reverse. As of December 29, 2024, tax loss carryforwards and credit carryforwards that do not have a valuation allowance are expected to be recoverable within the applicable statutory expiration periods. We currently expect to utilize general business tax credit carryforwards within a 10-year period. However, our ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code as well as the Company’s inability to generate sufficient future taxable income. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in assumptions regarding our level and composition of earnings, tax laws or the deferred tax valuation allowance and the results of tax audits and litigation, may materially impact the effective income tax rate.

While we consider all of our tax positions to be fully supportable, our income tax returns, like those of most companies, are periodically audited by U.S. and foreign tax authorities. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and generally accepted accounting principles. A tax benefit from an uncertain position is recognized only if it is more likely than not that the position is sustainable based on its technical merits. For uncertain tax positions that do not meet this threshold, we recognize a liability. The liability for unrecognized tax benefits requires significant management judgment regarding exposures about our various tax positions. These assumptions and probabilities are reviewed and updated based upon new information. An unfavorable tax settlement could require the use of cash and an increase in the amount of income tax expense we recognize. As of December 29, 2024, we had $17.1 million of unrecognized tax benefits, including accrued interest and penalties, that if recognized, would impact our effective income tax rate.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted in 2024 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

BLOOMIN’ BRANDS, INC.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in commodity prices, labor inflation, interest rates and foreign currency exchange rates.

Commodity Pricing Risk

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish, and we are subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices. The related agreements may contain contractual features that limit the price paid by establishing certain price floors and caps. As of December 29, 2024, approximately 80% of our estimated 2025 annual food purchases are covered by fixed contracts, most of which are scheduled to expire during 2025.

During 2024, we experienced 1.1% commodity inflation in the U.S. and anticipate 2.5% to 3.5% commodity inflation for 2025. Extreme changes in commodity prices or long-term changes could affect our financial results adversely. Currently we do not use financial instruments to hedge our commodity risk.

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

Labor Inflation

Our restaurant operations are subject to federal and state minimum wage and other laws governing such matters as working conditions, overtime and tip credits. A significant number of our restaurant team members are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. During 2024, we experienced 3.7% labor cost inflation in the U.S and anticipate 4.0% to 5.0% labor cost inflation for 2025.

Interest Rate Risk

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt. We manage our exposure to market risk through regular operating and financing activities, using a combination of fixed-rate and variable-rate debt, and when deemed appropriate, through the use of derivative financial instruments. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. As of December 29, 2024, our interest rate risk was primarily from variable interest rate changes on our revolving credit facility.

We periodically evaluate financial instruments to hedge our exposure to variable interest rates. We use derivative financial instruments as risk management tools and not for speculative purposes. To manage the risk of fluctuations in variable interest rate debt, we have interest rate swaps with an aggregate notional amount of $375.0 million, with $100.0 million maturing on December 31, 2024, $100.0 million maturing on December 31, 2025, and $175.0 million maturing March 31, 2026. See Note 13 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information.

BLOOMIN’ BRANDS, INC.
We utilize valuation models to estimate the effects of changing interest rates. The following table summarizes the changes to fair value and interest expense under a shock scenario. This analysis assumes that interest rates change suddenly, as an interest rate “shock”, and continue to increase or decrease at a consistent level above or below the SOFR curve.

	DECEMBER 29, 2024
(dollars in thousands)	INCREASE	DECREASE
Change in fair value (1):
Interest rate swap	$5,693	$(5,847)

Change in annual interest expense (1):
Variable rate debt	$8,700	$(8,700)
________________
(1)The potential change from a hypothetical 200 basis point increase (decrease) in short-term interest rates.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk. To manage a portion of our exchange rate risk, we entered into foreign currency forward contracts during 2024 to partially offset the foreign currency exchange gains and losses generated by the rate risk associated with the purchase price installment payments from the Brazil Sale Transaction. We recorded gains of $15.7 million as a result of changes in the fair value of foreign currency forward contracts during fiscal year 2024. As of December 29, 2024, the fair value of the derivative instruments was $0.3 million in an asset position.

As of December 29, 2024, our total notional amount of outstanding foreign currency forward contracts was $184.6 million. Subsequent to December 29, 2024, the outstanding notional amount decreased to $107.7 million following the collection of the first installment payment from the Brazil Sale Transaction. A hypothetical 10% increase or decrease in the Brazilian Real relative to the U.S. dollar for the remaining $107.7 million notional amount would result in a corresponding increase or decrease of approximately $8.4 million or $(10.2) million, respectively, in operating income with a corresponding decrease or increase in the U.S. dollar value of the hedged portion of the related receivable.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2024 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2024.

The effectiveness of our internal control over financial reporting as of December 29, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

BLOOMIN’ BRANDS, INC.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bloomin’ Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bloomin’ Brands, Inc. and its subsidiaries (the “Company”) as of December 29, 2024 and December 31, 2023 and the related consolidated statements of operations and comprehensive (loss) income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 29, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023 and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

BLOOMIN’ BRANDS, INC.
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

Valuation of Insurance Reserves

As described in Notes 2 and 18 to the consolidated financial statements, the Company’s consolidated discounted insurance reserves balance was $53.0 million as of December 29, 2024. The Company carries insurance programs with specific retention levels or high per-claim deductibles for a significant portion of expected losses under its workers’ compensation, general or liquor liability, health, property and management liability insurance programs. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, management considers certain actuarial assumptions and judgments regarding economic conditions and the frequency and severity of claims. Reserves recorded for workers’ compensation and general liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities. The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the estimated reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the actuarial assumptions related to economic conditions and the frequency and severity of claims, and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of insurance reserves. These procedures also included, among others, (i) evaluating management’s process for developing the insurance reserves, (ii) evaluating the appropriateness of management’s actuarial methods used, (iii) evaluating the reasonableness of the actuarial assumptions related to economic conditions and the frequency and severity of claims, and (iv) testing the completeness and accuracy of underlying data used in the valuation. Evaluating the actuarial assumptions related to economic conditions and the frequency and severity of claims involved evaluating whether the assumptions were reasonable considering inflation and the environment, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of

BLOOMIN’ BRANDS, INC.
management’s actuarial methods used in determining the insurance reserves and evaluating the reasonableness of assumptions related to economic conditions.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 26, 2025

We have served as the Company’s auditor since 1998.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 29, 2024	DECEMBER 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$70,056	$111,519
Restricted cash and cash equivalents	—	2,854
Inventories	68,699	62,948
Other current assets, net	158,775	137,898
Current assets of discontinued operations held for sale	22,989	28,095
Total current assets	320,519	343,314
Property, fixtures and equipment, net	948,521	928,165
Operating lease right-of-use assets	1,012,857	1,031,271
Goodwill	213,323	213,323
Intangible assets, net	429,091	432,916
Deferred income tax assets, net	185,522	155,172
Other assets, net	74,471	60,090
Non-current assets of discontinued operations held for sale	200,501	259,830
Total assets	$3,384,805	$3,424,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$153,161	$155,874
Current operating lease liabilities	158,806	163,724
Accrued and other current liabilities	178,314	197,681
Unearned revenue	374,099	380,154
Current liabilities of discontinued operations held for sale	87,956	104,902
Total current liabilities	952,336	1,002,335
Non-current operating lease liabilities	1,088,518	1,087,353
Deferred income tax liabilities, net	33,822	—
Long-term debt, net	1,027,398	780,719
Other long-term liabilities, net	93,420	83,026
Non-current liabilities of discontinued operations held for sale	49,865	58,645
Total liabilities	3,245,359	3,012,078
Commitments and contingencies (Note 18)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of December 29, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 84,854,768 and 86,968,536 shares issued and outstanding as of December 29, 2024 and December 31, 2023, respectively	849	870
Additional paid-in capital	1,273,288	1,115,387
Accumulated deficit	(925,834)	(528,831)
Accumulated other comprehensive loss	(212,793)	(178,304)
Total Bloomin’ Brands stockholders’ equity	135,510	409,122
Noncontrolling interests	3,936	2,881
Total stockholders’ equity	139,446	412,003
Total liabilities and stockholders’ equity	$3,384,805	$3,424,081

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	FISCAL YEAR
	2024	2023	2022
Revenues
Restaurant sales	$3,866,344	$4,077,789	$3,923,894
Franchise and other revenues	84,131	90,371	85,356
Total revenues	3,950,475	4,168,160	4,009,250
Costs and expenses
Food and beverage	1,147,859	1,240,485	1,237,418
Labor and other related	1,202,520	1,219,839	1,141,626
Other restaurant operating	1,001,034	988,668	955,328
Depreciation and amortization	175,580	169,266	149,900
General and administrative	219,383	233,559	212,932
Provision for impaired assets and restaurant closings	64,291	33,574	5,964
Total costs and expenses	3,810,667	3,885,391	3,703,168
Income from operations	139,808	282,769	306,082
Loss on extinguishment of debt	(136,022)	—	(107,630)
Loss on fair value adjustment of derivatives, net	—	—	(17,685)
Interest expense, net	(62,593)	(51,582)	(53,364)
(Loss) income before (benefit) provision for income taxes	(58,807)	231,187	127,403
(Benefit) provision for income taxes	(12,134)	18,402	34,253
Net (loss) income from continuing operations	(46,673)	212,785	93,150
Net (loss) income from discontinued operations, net of tax	(75,982)	41,629	16,053
Net (loss) income	(122,655)	254,414	109,203
Less: net income attributable to noncontrolling interests	5,363	7,028	7,296
Net (loss) income attributable to Bloomin’ Brands	$(128,018)	$247,386	$101,907

Net (loss) income	$(122,655)	$254,414	$109,203
Other comprehensive (loss) income:
Foreign currency translation, net of reclassification adjustments	(34,483)	7,622	10,169
Net (loss) gain on derivatives, net of tax	(6)	(615)	10,509
Comprehensive (loss) income	(157,144)	261,421	129,881
Less: comprehensive income attributable to noncontrolling interests	5,363	7,028	7,296
Comprehensive (loss) income attributable to Bloomin’ Brands	$(162,507)	$254,393	$122,585

Basic (loss) earnings per share:
Continuing operations	$(0.61)	$2.36	$0.97
Discontinued operations	(0.88)	0.48	0.18
Net basic (loss) earnings per share	$(1.49)	$2.84	$1.15

Diluted (loss) earnings per share:
Continuing operations	$(0.61)	$2.13	$0.87
Discontinued operations	(0.88)	0.43	0.16
Net diluted (loss) earnings per share	$(1.49)	$2.56	$1.03

Weighted average common shares outstanding:
Basic	85,905	87,230	88,846
Diluted	85,905	96,453	98,512

Cash dividends declared per common share	$0.96	$0.96	$0.56

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

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT

Balance, December 31, 2023	86,969	$870	$1,115,387	$(528,831)	$(178,304)	$2,881	$412,003
Net (loss) income	—	—	—	(128,018)	—	5,363	(122,655)
Other comprehensive loss, net of tax	—	—	—	—	(34,489)	—	(34,489)
Cash dividends declared, $0.96 per common share	—	—	(82,574)	—	—	—	(82,574)
Repurchase and retirement of common stock, including excise tax of $325	(10,073)	(100)	(5,681)	(260,642)	—	—	(266,423)
Stock-based compensation	—	—	7,484	—	—	—	7,484
Common stock issued under stock plans (1)	759	8	(1,736)	—	—	—	(1,728)
Distributions to noncontrolling interests	—	—	—	—	—	(7,113)	(7,113)
Contributions from noncontrolling interests	—	—	—	—	—	2,805	2,805
Issuance of common stock from repurchase of convertible senior notes	7,489	74	216,078	—	—	—	216,152
Retirement of convertible senior note hedges	(289)	(3)	126,543	(8,343)	—	—	118,197
Retirement of warrants	—	—	(102,213)	—	—	—	(102,213)
Balance, December 29, 2024	84,855	$849	$1,273,288	$(925,834)	$(212,793)	$3,936	$139,446
________________
(1)Net of shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FISCAL YEAR
	2024	2023	2022

Cash flows provided by operating activities:
Net (loss) income	$(122,655)	$254,414	$109,203
Net (loss) income from discontinued operations, net of tax	(75,982)	41,629	16,053
Net (loss) income from continuing operations	(46,673)	212,785	93,150
Adjustments to reconcile Net (loss) income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	175,580	169,266	149,900
Amortization of debt discounts and issuance costs	2,769	3,115	3,538
Amortization of deferred gift card sales commissions	22,559	23,695	24,091
Provision for impaired assets and restaurant closings	64,291	33,574	5,964
Non-cash interest expense from terminated interest rate swaps	—	—	12,215
Benefit for expected credit losses and contingent lease liabilities	(549)	(864)	(1,054)
Stock-based compensation expense	7,484	11,690	16,282
Deferred income tax (benefit) expense	(30,337)	(8,411)	11,457
Loss on extinguishment of debt	136,022	—	107,630
Loss on fair value adjustment of derivatives, net	—	—	17,685
Gain on foreign currency forward contracts	(15,728)	—	—
Other, net	(2,943)	(3,115)	3,209
Change in assets and liabilities:
(Increase) decrease in inventories	(7,484)	2,797	1,823
(Increase) decrease in other current assets	(43,170)	10,511	(44,460)
(Increase) decrease in other assets	(3,954)	3,523	(2,300)
(Decrease) increase in accounts payable and accrued and other current liabilities	(30,930)	13,738	(42,277)
Decrease in unearned revenue	(6,059)	(13,009)	(5,025)
(Decrease) increase in operating lease liabilities	(11,096)	(9,525)	782
Increase (decrease) in other long-term liabilities	6,218	4,396	(4,278)
Net cash provided by operating activities of continuing operations	216,000	454,166	348,332
Net cash provided by operating activities of discontinued operations	12,132	78,255	42,590
Net cash provided by operating activities	$228,132	$532,421	$390,922
Cash flows used in investing activities:
Proceeds from disposal of property, fixtures and equipment	$5,735	$2,515	$1,607
Proceeds received from company-owned life insurance	—	3,460	16,092
Capital expenditures	(220,737)	(282,229)	(192,791)
Proceeds from foreign currency forward contracts	15,070	—	—
Other investments, net	650	1,174	827
Net cash used in investing activities of continuing operations	(199,282)	(275,080)	(174,265)
Net cash used in investing activities of discontinued operations	(39,744)	(42,026)	(26,873)
Net cash used in investing activities	$(239,026)	$(317,106)	$(201,138)

		(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FISCAL YEAR
	2024	2023	2022

Cash flows used in financing activities:
Proceeds from borrowings on revolving credit facilities	$2,265,000	$1,079,000	$1,239,500
Repayments of borrowings on revolving credit facilities	(1,936,000)	(1,128,000)	(889,500)
Financing fees	(8,985)	—	(1,205)
Repayments of long-term debt and finance lease obligations	(1,777)	(1,593)	(196,296)
Principal settlements and repurchase of convertible senior notes	(2,335)	(214)	(196,919)
Proceeds from retirement of convertible senior note hedges	118,197	—	131,869
Payments for retirement of warrants	(102,213)	—	(114,825)
(Payment of taxes) proceeds from share-based compensation, net	(1,728)	25,327	12,955
Distributions to noncontrolling interests	(7,113)	(8,684)	(9,127)
Contributions from noncontrolling interests	2,805	1,997	1,382
Purchase of noncontrolling interests	(100)	(100)	(5,004)
Payments for partner equity plan	—	—	(9,292)
Repurchase of common stock	(265,695)	(70,847)	(109,152)
Cash dividends paid on common stock	(82,574)	(83,742)	(49,736)
Net cash used in financing activities of continuing operations	(22,518)	(186,856)	(195,350)
Net cash used in financing activities of discontinued operations	(990)	(269)	(151)
Net cash used in financing activities	(23,508)	(187,125)	(195,501)
Effect of exchange rate changes on cash and cash equivalents	(9,915)	1,448	1,395
Net (decrease) increase in cash, cash equivalents and restricted cash	(44,317)	29,638	(4,322)
Cash, cash equivalents and restricted cash as of the beginning of the period	114,373	84,735	89,057
Cash, cash equivalents and restricted cash as of the end of the period	$70,056	$114,373	$84,735
Supplemental disclosures of cash flow information:
Cash paid for interest	$59,989	$50,931	$39,126
Cash paid for income taxes, net of refunds	$21,084	$27,750	$35,450
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$91,305	$74,539	$54,271
Leased assets obtained in exchange for new finance lease liabilities	$4,038	$6,480	$4,066
(Decrease) increase in liabilities from the acquisition of property, fixtures and equipment	$(8,367)	$3,428	$12,762
Shares issued on settlement of convertible senior notes	$216,152	$—	$—
Shares received and retired on exercise of call option under bond hedge upon settlement of convertible senior notes	$(8,346)	$—	$—

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

The Company owns and operates casual, polished casual and fine dining restaurants. The Company’s restaurant portfolio includes Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

2.           Summary of Significant Accounting Policies

Basis of Presentation - The Company’s consolidated financial statements include the accounts and operations of Bloomin’ Brands and its subsidiaries.

Principles of Consolidation - All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities’ operations. As of December 29, 2024, the Company franchised 291 restaurants but did not possess any ownership interests in its franchisees and did not provide material direct financial support to its franchisees. These franchise relationships are not deemed variable interest entities and are not consolidated.

Investments in entities the Company does not control, but where the Company’s interest is between 20% and 50% and the Company has the ability to exercise significant influence over the entity, are accounted for under the equity method and are not consolidated into the Company’s financial statements. See Equity Method Investments below for the Company’s equity method investment accounting policies.

To ensure timely reporting, the Company consolidates the results of its Brazil operations on a one-month calendar lag. On December 30, 2024, the Company completed the sale of 67% of its Brazil operations, with the Company retaining a 33% interest accounted for under the equity method of accounting. The balance sheets, results of operations and cash flows of the Company’s Brazil operations are reported as discontinued operations for all periods presented and accounted for under the equity method of accounting following the sale. Unless otherwise noted, disclosures within these Notes to Consolidated Financial Statements relate solely to the Company’s continuing operations. For additional information regarding the Brazil sale and discontinued operations, see Note 3 - Discontinued Operations.

Fiscal Year - The Company utilizes a 52-53-week year ending on the last Sunday in December. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal year 2023 consisted of 53 weeks and fiscal years 2024 and 2022 consisted of 52 weeks. The additional operating week of 2023 resulted in increases of $83.5 million of Total revenues and $0.15 of GAAP diluted earnings per share in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash and Cash Equivalents - Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less. Cash and cash equivalents include $49.1 million and $56.2 million, as of December 29, 2024 and December 31, 2023, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

Restricted Cash - From time to time, the Company may have short-term restricted cash balances consisting of amounts pledged for settlement of deferred compensation plan obligations.

Concentrations of Credit and Counterparty Risk - Financial instruments that potentially subject the Company to a concentration of credit risk and credit losses are through credit card and trade receivables consisting primarily of amounts due for gift card, vendor, franchise and other receivables. Gift card, vendor and other receivables consist primarily of amounts due from gift card resellers and vendor rebates. The Company considers the concentration of credit risk for gift card, vendor and other receivables to be minimal due to the payment histories and general financial condition of its gift card resellers and vendors. Amounts due from franchisees consist of initial franchise fees, royalty income and advertising fees. See Note 8 - Supplemental Balance Sheet Information - Other current assets, net for disclosure of trade receivables by category as of December 29, 2024 and December 31, 2023.

Financial instruments that potentially subject the Company to concentrations of counterparty risk are cash and cash equivalents and derivatives. The Company attempts to limit its counterparty risk by investing in certificates of deposit, money market funds, noninterest-bearing accounts and other highly rated investments. Whenever possible, the Company selects investment grade counterparties and rated money market funds in order to mitigate its counterparty risk. At times, cash balances may be in excess of FDIC insurance limits. See Note 13 - Derivative Instruments and Hedging Activities for a discussion of the Company’s use of derivative instruments and management of credit risk inherent in derivative instruments.

Allowance for Expected Credit Losses - The Company evaluates the collectability of credit card and trade receivables based on historical loss experience by risk pool and records periodic adjustments for factors such as deterioration of economic conditions, specific customer circumstances and changes in the aging of accounts receivable balances. In instances where there is no established loss history, S&P speculative-grade default rates are utilized as an estimated expected credit loss rate. Losses are charged off in the period in which they are determined to be uncollectible. See Note 16 - Allowance for Expected Credit Losses for a discussion of the Company’s allowance for expected credit losses.

The Company assigns its interest, and is contingently liable, under certain real estate leases, primarily related to divested restaurant properties. Contingent lease liabilities related to these guarantees are calculated based on management’s estimate of exposure to losses which includes historical analysis of credit losses, including known instances of default, and existing economic conditions. See Note 18 - Commitments and Contingencies for a discussion of the Company’s contingent lease liabilities.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cloud-Based Computing Arrangements - The Company defers costs incurred under the application development stage for cloud-based computing arrangements and amortizes those costs over the related service agreement. Capitalized cloud computing implementation costs were $4.6 million, net of accumulated amortization, as of December 29, 2024, primarily related to human resource management systems, and are included in Other current assets, net and Other assets, net on the Company’s Consolidated Balance Sheets. Capitalized cloud computing implementation costs were immaterial as of December 31, 2023. Related amortization expense is included in General and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income and was immaterial for all periods presented.

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
____________________
(1)Includes improvements to leased properties which are depreciated over the shorter of their useful life or reasonably certain lease term, including reasonably certain renewal periods.

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

Depreciation and repair and maintenance expense are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Depreciation expense	$171,755	$165,190	$145,961
Repair and maintenance expense	$113,245	$114,768	$107,369

The Company capitalizes direct and indirect internal costs associated with the acquisition, development, design and construction of Company-owned restaurant locations as these costs have a future benefit to the Company. Upon restaurant opening, these costs are charged to Depreciation and amortization expense over the reasonably certain lease term. Internal costs of $5.3 million and $4.9 million were capitalized during 2024 and 2023, respectively.

For 2024 and 2023, computer equipment and software costs of $8.1 million and $10.8 million, respectively, were capitalized. As of December 29, 2024 and December 31, 2023, there was $11.4 million and $12.5 million, respectively, of unamortized computer equipment and software included in Property, fixtures and equipment, net on the Company’s Consolidated Balance Sheets.

Equity Method Investments - Revenue and expenses of equity method investees are not consolidated into the Company’s financial statements. The Company’s proportionate share of earnings or losses is recorded in Income from operations of unconsolidated affiliates in its Consolidated Statements of Operations and Comprehensive (Loss) Income and as an adjustment to the carrying value in the Company’s Consolidated Balance Sheets. Equity method investments are evaluated for impairment when facts and circumstances indicate that the carrying value may not be recoverable.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Goodwill and Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. The Company’s indefinite-lived intangible assets consist of trade names recorded at fair value as of the date of acquisition. Goodwill and indefinite-lived intangible assets are tested for impairment annually, as of the first day of the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Definite-lived intangible assets, which consist of trademarks, are recorded at fair value as of the date of acquisition, amortized over their estimated useful lives and tested for impairment, using the relief from royalty method, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See Note 9 - Goodwill and Intangible Assets, Net for goodwill, indefinite-lived intangibles and definite-lived intangibles balances by reporting unit.

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

During 2024, the Company entered into foreign currency forward contracts not designated as hedges to mitigate a portion of the exchange rate risk associated with purchase price installment payments in connection with the sale of the majority ownership of its Brazil operations. The change in fair value of the foreign currency forward contracts is recorded in General and administrative expense, consistent with the related underlying exposure. See Note 13 - Derivative Instruments and Hedging Activities for additional details regarding the foreign currency forward contracts.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Debt Issuance Costs - For its revolving credit facility, the Company records deferred debt issuance costs related to the issuance of debt obligations in Other assets, net on its Consolidated Balance Sheets. For fees associated with all other debt obligations, the Company records deferred debt issuance costs as a reduction of Long-term debt, net.

The Company amortizes deferred debt issuance costs to interest expense over the term of the respective financing arrangement, primarily using the effective interest method. The Company amortized deferred debt issuance costs of $2.8 million, $3.1 million and $3.5 million to Interest expense, net for 2024, 2023 and 2022, respectively.

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

Share Repurchase - The par value of the repurchased shares is deducted from common stock and the excess of the purchase price over the par value of the shares, including broker commissions, certain transaction related costs and excises taxes, are recorded to Accumulated deficit. All shares of common stock acquired through share repurchase programs are retired and restored to authorized but unissued shares of common stock. The Company has elected to record excise taxes in connection with share repurchases within operating activities in its Consolidated Statements of Cash Flows.

Revenue Recognition - The Company records food and beverage revenues, net of discounts and taxes, upon delivery to the customer. Franchise-related revenues are included in Franchise and other revenues in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Royalties, which are generally a percentage of net sales of the franchisee, are recognized as revenue in the period in which they occurred provided collectability is reasonably assured.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Advertising fees charged to franchisees are recognized in Franchise and other revenues in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income provided collectability is reasonably assured. Initial franchise and renewal fees are recognized over the term of the franchise agreement and renewal period, respectively. The weighted average remaining term of franchise agreements and renewal periods was approximately 11 years as of December 29, 2024. On December 30, 2024, in connection with the sale of a majority ownership of the Company’s Brazil operations, the Company entered into 20-year franchise agreements for its existing restaurants in that market.

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

Upon the 2019 adoption of ASC Topic 842 - Leases (“ASC 842”), the Company elected the practical expedient to not separate U.S. lease and non-lease components for real estate leases entered into after adoption. Additionally, for certain equipment leases, the Company applies a portfolio approach to account for lease assets and liabilities. Leases with an initial term of 12 months or less are not recorded on its Consolidated Balance Sheets and are recognized on a straight-line basis over the lease term within Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Impairment of Long-Lived Assets and Costs Associated with Exit Activities - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. For long-lived assets deployed at its restaurants, the Company reviews for impairment at the individual restaurant level. When evaluating for impairment, the total future undiscounted cash flows expected to be generated by the asset are compared to the carrying amount. If the total future undiscounted cash flows of the asset are less than its carrying amount, recoverability is measured by comparing the fair value of the assets to the carrying amount. An impairment loss is recognized in earnings when the asset’s carrying value exceeds its fair value. Fair value is generally estimated using a discounted cash flow model.

Restaurant closure costs, including lease termination fees, are expensed as incurred. For U.S. restaurant facility leases executed subsequent to the adoption of ASC 842, the Company accounts for fixed lease and non-lease components as a single lease component included within the lease liability at least commencement. For all leases executed prior to such date, when the Company ceases using the property rights under a non-cancelable operating lease, it records a liability for the net present value of any remaining non-rent lease-related obligations, less the estimated subtenant cost recovery that can reasonably be obtained for the property. Any subsequent adjustment to that liability as a result of lease termination or changes in estimates of cost recovery is recorded in the period incurred. The associated expense is recorded in Provision for impaired assets and restaurant closings in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

Held for Sale and Discontinued Operations - Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable.

Assets and liabilities classified as held for sale are presented separately within the Consolidated Balance Sheets at the lower of its carrying value or fair value less costs to sell. Depreciation of property, plant and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale.

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that will have a major effect on its operations and financial results. The results of discontinued operations are reported as Net (loss) income from discontinued operations, net of tax in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the current and prior periods beginning in the period in which the held for sale criteria are met.

Advertising Costs - Advertising production costs are expensed in the period when the advertising first occurs. All other advertising costs are expensed in the period in which the costs are incurred. Advertising expense of $111.3 million, $96.2 million and $80.1 million for 2024, 2023 and 2022, respectively, was recorded in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Research and Development Expenses (“R&D”) - R&D is expensed as incurred in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. R&D primarily consists of payroll and benefit costs. R&D was $3.5 million, $3.1 million and $2.5 million for 2024, 2023 and 2022, respectively.

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

Stock-based Compensation - Stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. Stock-based compensation expense is recognized only for those awards expected to vest. The expense is recognized using the straight-line method and recorded in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Forfeitures of share-based compensation awards are recognized as they occur.

Performance-based share units (“PSUs”) issued by the Company may include a relative total shareholder return (“Relative TSR”) modifier to the final payout outcome, which can adjust the payout percentage based on the achieved performance metric. The Relative TSR is measured by comparing the Company’s Relative TSR to that of the constituents of the S&P 1500 Restaurants index.

Basic and Diluted (Loss) Earnings per Share - The Company computes basic (loss) earnings per share based on the weighted average number of common shares that were outstanding during the period. Except where the result would be antidilutive, diluted (loss) earnings per share includes the dilutive effect of common stock equivalents, consisting of stock options, restricted stock units, PSUs and warrants, measured using the treasury stock method, and the Company’s convertible senior notes, measured using the if-converted method. PSUs are considered dilutive when the related performance criterion has been met.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company records a tax benefit for an uncertain tax position using the highest cumulative tax benefit that is more likely than not to be realized. The Company adjusts its liability for unrecognized tax benefits in the period in which it determines the issue is effectively settled, the statute of limitations expires or when more information becomes available. Liabilities for unrecognized tax benefits are recorded as a reduction of Deferred income tax assets, net and within Other long-term liabilities, net, with related interest and penalties recorded in Other long-term liabilities, net, on the Company’s Consolidated Balance Sheets. Interest and penalties recognized on liabilities for unrecognized tax benefits are included in (Benefit) provision for income taxes.

Recently Adopted Financial Accounting Standards - On December 29, 2024, the Company adopted Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU No. 2023-07”) which requires disclosure of significant segment expenses regularly provided to the Company’s chief operating decision-maker (“CODM”). ASU No. 2023-07 also allows for multiple measures of segment profit (loss) if the CODM utilizes such measures to allocate resources or assess performance. The adoption of ASU No. 2023-07 did not impact the Company’s results of operations, cash flows, or financial condition. See Note 19 - Segment Reporting for the Company’s segment disclosures.

Recently Issued Financial Accounting Standards Not Yet Adopted - In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU No. 2023-09”) which expands existing income tax disclosures, including disaggregation of the Company’s effective income tax rate reconciliation table and income taxes paid disclosures. ASU No. 2023-09 is effective for the Company beginning with the 2025 Form 10-K, with early adoption permitted. The Company is currently evaluating the impact ASU No. 2023-09 will have on its disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses,” (“ASU No. 2024-03”) which requires detailed disclosures in the notes to financial statements of expense categories within relevant income statement captions including purchases of inventory, employee compensation, depreciation and intangible asset amortization. ASU No. 2024-03 is effective for the Company beginning with the 2027 Form 10-K, with early adoption permitted, and may be applied either prospectively for reporting periods after the effective date or retrospectively to prior periods presented. The Company is currently evaluating the impact ASU No. 2024-03 will have on its disclosures.

Recent accounting guidance not discussed herein is not applicable, did not have or is not expected to have a material impact to the Company.

Reclassifications - The Company reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the current period, including presentation of certain items within consolidated statements of cash flows and the notes to the consolidated financial statements. These reclassifications had no effect on previously reported net income.

3.    Discontinued Operations

On November 6, 2024, an indirect wholly owned subsidiary of the Company (the “Seller”) entered into a Quota Purchase Agreement and Other Covenants (the “Purchase Agreement”) with a fund managed by an affiliate of Vinci Partners Investments Ltd. (the “Buyer”) for the sale of 67% of its business in Brazil (the “Disposal Group”). The sale (the “Brazil Sale Transaction”) closed on December 30, 2024 (the “Closing Date”).

The aggregate consideration paid to the Seller consists of 67% of the enterprise valuation of the Disposal Group in the amount of R$2.06 billion Brazilian Reais, which equals R$1.4 billion Brazilian Reais (approximately $225.3 million in U.S. Dollars based on the exchange rate on the Closing Date), subject to customary adjustments, and withholding for Brazilian taxes (the “Purchase Price”). On December 30, 2024 the Company received cash proceeds, net of withheld income taxes, of $103.9 million, in U.S. dollars based on the exchange rate on the Closing Date, representing 52% of the Purchase Price. The proceeds were applied to the Company’s revolving credit facility

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

during the thirteen weeks ended March 30, 2025. The second installment payment, representing 48% of the Purchase Price is due on the first anniversary of the Closing Date (based on the exchange rate on the date of payment) and will generate interest income based on the interbank deposit rate in Brazil until paid.

Following the closing, the Brazil restaurants began operating as unconsolidated franchisees. The sale represents a strategic shift to a primarily franchised model for the Company’s international operations. The assets and liabilities of the Disposal Group are classified as held for sale on the Company’s Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023. For fiscal years 2024, 2023 and 2022, all sales, direct costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption titled (Loss) income from discontinued operations, net of tax in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for all periods presented.

The Company entered into foreign exchange forward contracts to mitigate most of the exchange rate risk associated with the Purchase Price installment payments. See Note 13 - Derivative Instruments and Hedging Activities for details regarding the foreign exchange forward contracts.

On the Closing Date, the Seller and the Buyer entered into a shareholders agreement (the “Shareholders Agreement”), pursuant to which Buyer and Seller will have representation on a board of directors and in executive management based on their respective equity interests.

During the thirteen weeks ended December 29, 2024, the Company recorded $68.3 million of impairment in connection with the Brazil Sale Transaction within (Loss) income from discontinued operations, net of tax in its Consolidated Statements of Operations and Comprehensive (Loss) Income. The impairment represents the difference between the estimated fair value of the Disposal Group and its carrying value, which included $212.2 million of cumulative currency translation adjustment losses and the impact of measurement of the Company’s 33% retained interest.

As of the Closing Date, the fair value of the Company’s retained interest was $59.9 million based on the proportional enterprise valuation of the Disposal Group negotiated as a part of the Purchase Agreement, adjusted for debt used by the Buyer to fund a portion of the Purchase Price and to be pushed down to the operating entity subsequent to the Closing Date. Under the Shareholders Agreement, the Buyer may cause the Seller to sell or the Seller may cause the Buyer to purchase the totality of the remaining interest in the Disposal Group for a period between October 1, 2028 and December 31, 2028 at a defined multiple of earnings less net indebtedness.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the carrying amounts of the major classes of assets and liabilities of the Disposal Group classified as held for sale on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Assets:
Current assets
Inventories	$7,872	$12,991
Other current assets, net	15,117	15,104
Total current assets of disposal group classified as held for sale	$22,989	$28,095
Non-current assets
Property, fixtures and equipment, net	$99,532	$103,757
Operating lease right-of-use assets	43,884	53,679
Goodwill	51,906	62,995
Intangible assets, net	6,841	10,069
Deferred income tax assets, net	2,056	4,233
Other assets, net	64,553	25,097
Total non-current assets	268,772	259,830
Impairment of disposal group assets	(68,271)	—
Net non-current assets of disposal group classified as held for sale	$200,501	$259,830

Liabilities:
Current liabilities
Accounts Payable	$24,168	$33,328
Current operating lease liabilities	10,109	11,718
Accrued and other current liabilities	52,442	58,133
Unearned revenue	1,237	1,723
Total current liabilities of disposal group classified as held for sale	$87,956	$104,902
Non-current liabilities
Non-current operating lease liabilities	$36,297	$44,286
Other long-term liabilities, net	13,568	14,359
Total non-current liabilities of disposal group classified as held for sale	$49,865	$58,645

Included in discontinued operations are benefits from a law in Brazil that provided a 100% exemption from income tax (IRPJ and CSLL) and federal value added taxes (PIS and COFINS). These exemptions impacted GAAP diluted earnings per share from discontinued operations by approximately $0.25 for 2023. After receipt of an unfavorable court ruling in January 2024, a cash judicial deposit of $42.9 million, inclusive of principal, interest and potential penalties, was made during 2024 to appeal the unfavorable court ruling.

During 2024, new tax legislation granted certain industries additional exemptions from income and federal value added taxes for varying timeframes resulting in a benefit of $0.15 GAAP diluted earnings per share from discontinued operations during 2024.

Following closing of the Brazil Sale Transaction, the Company retained certain rights to favorable resolution of the ongoing litigation and recorded a contingent consideration asset at fair value on the Closing Date. See Contingent Consideration Assets and Indemnification Liabilities section below for details.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Loss) income from discontinued operations, net of tax in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income includes the following for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Revenues
Restaurant sales	$525,216	$529,619	$428,801
Other revenue	52	52	39
Total revenues	525,268	529,671	428,840
Costs and expenses
Food and beverage	167,741	169,164	146,214
Labor and other related	109,853	105,500	84,834
Other restaurant operating (1)	165,492	163,816	131,916
Depreciation and amortization	22,191	21,905	19,717
General and administrative	28,744	26,911	21,820
Provision for impaired assets and restaurant closings	1,577	—	—
Impairment of assets held for sale	68,271	—	—
Total costs and expenses	563,869	487,296	404,501
(Loss) income from operations	(38,601)	42,375	24,339
Interest income (expense), net	1,545	(587)	165
(Loss) income before provision for income taxes	(37,056)	41,788	24,504
Provision for income taxes	38,926	159	8,451
(Loss) income from discontinued operations, net of tax	$(75,982)	$41,629	$16,053
____________________
(1)Includes royalty expense of $25.9 million, $26.4 million and $21.6 million for fiscal years 2024, 2023 and 2022, respectively, eliminated in consolidation prior to the Brazil Sale Transaction, with the corresponding royalty revenues recorded within Franchise and other revenues from continuing operations in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. On December 30, 2024, the Company entered into franchise agreements that include royalty rates that are lower than its historical intercompany rates and on the low end of its international franchisee royalty percentage range.

Contingent Consideration Assets and Indemnification Liabilities - Subsequent to December 29, 2024, the Company recognized contingent consideration assets of $29.3 million and indemnifications liabilities of $6.9 million within Other assets, net and Other long-term liabilities, net, respectively, on the Company’s Consolidated Balance Sheet in connection with the Brazil Sale Transaction.

Contingent consideration assets relate to supervening rights to certain tax benefits, including from judicial deposits paid prior to the sale. Collection of amounts in connection with these assets will be net of applicable taxes and related costs incurred. Indemnification liabilities primarily relate to known labor and tax exposures.

Contingent consideration assets and indemnification liabilities were valued utilizing a probability-adjusted discounted cash flow model using inputs not observable in the market. The key internally developed assumptions used in these models are: (i) the probabilities of outcomes, (ii) interest rates for contingencies entitled to interest, (iii) discount rates and (iv) the anticipated timing of recognition. The Company utilized discount rates of approximately 13%, in its calculations of the estimated fair values of its contingent assets and liabilities as of the Closing Date.

Subsequent measurement of contingent consideration assets is based on ASC 450 gain contingency guidance and indemnification liabilities under ASC 460 guarantees guidance. Any subsequent recognition and measurement of contingent consideration and indemnification liabilities will be presented within discontinued operations.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.    Revenue Recognition

The following table includes the disaggregation of Restaurant sales and franchise revenues by restaurant concept and segment for the periods indicated:

	FISCAL YEAR
	2024		2023		2022
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$2,219,812	$31,253	$2,316,449	$32,289	$2,240,432	$31,418
Carrabba’s Italian Grill	693,421	2,771	721,946	3,036	676,467	2,938
Bonefish Grill	523,634	479	570,578	505	559,583	662
Fleming’s Prime Steakhouse & Wine Bar	368,663	—	382,729	—	374,388	—
Other	7,074	120	13,351	78	12,146	49
U.S. total	3,812,604	34,623	4,005,053	35,908	3,863,016	35,067
International Franchise (1)	—	39,490	—	41,524	—	36,202
Other (2)	53,740	—	72,736	—	60,878	—
Total	$3,866,344	$74,113	$4,077,789	$77,432	$3,923,894	$71,269
____________________
(1)Includes revenues from franchised restaurants and intercompany royalties from Brazil.
(2)Includes Restaurant sales for Company-owned restaurants in Hong Kong and China.

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Other current assets, net
Deferred gift card sales commissions	$16,935	$18,081

Unearned revenue
Deferred gift card revenue	$366,059	$372,551
Deferred loyalty revenue	6,073	5,664
Deferred franchise fees - current	490	473
Other	1,477	1,466
Total Unearned revenue	$374,099	$380,154

Other long-term liabilities, net
Deferred franchise fees - non-current	$3,901	$4,036

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Balance, beginning of the period	$18,081	$17,755	$17,793
Deferred gift card sales commissions amortization	(22,559)	(23,695)	(24,091)
Deferred gift card sales commissions capitalization	24,052	26,706	26,743
Other	(2,639)	(2,685)	(2,690)
Balance, end of the period	$16,935	$18,081	$17,755

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Balance, beginning of the period	$372,551	$385,444	$387,339
Gift card sales	290,481	322,291	322,288
Gift card redemptions	(279,810)	(316,139)	(306,427)
Gift card breakage	(17,163)	(19,045)	(17,756)
Balance, end of the period	$366,059	$372,551	$385,444

Franchisee Deferred Payment Agreement - Effective December 31, 2023, the Company entered into an Amended & Restated Holistic Resolution Agreement (the “2023 Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), who currently operate 75 franchised Outback Steakhouse restaurants in the western United States, primarily in California. The 2023 Resolution Agreement ends on December 27, 2026 or upon the earlier occurrence of certain specified events, including the sale of all or substantially all of the assets or equity of Out West, bankruptcy or a liquidation event. The 2023 Resolution Agreement includes agreements between Out West and its lenders prioritizing rents, royalties, national advertising fees and local marketing expenditures, and provides a mechanism to settle its obligations with its lenders and provide for capital expenditures, within certain limitations.

5.     Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Impairment losses
U.S. (1)	$33,947	$39,812	$3,942
Corporate	—	—	7
Other (2)	12,488	600	1,537
Total impairment losses	46,435	40,412	5,486
Restaurant closure charges (benefit)
U.S. (1)	14,045	(7,143)	478
Other (2)	3,811	305	—
Total restaurant closure charges (benefit)	17,856	(6,838)	478
Provision for impaired assets and restaurant closings	$64,291	$33,574	$5,964
________________
(1)Primarily includes charges related to the 2023 Restaurant Closures and the Q4 2024 Restaurant Impairment, as discussed below.
(2)Primarily includes charges related to the 2024 closure of nine restaurants in Hong Kong.

2023 Restaurant Closures - During 2023, the Company closed three U.S. and two Hong Kong Aussie Grill restaurants and made the decision to close 36 predominantly older, underperforming U.S. restaurants (the “2023 Restaurant Closures”). Following is a summary of 2023 Restaurant Closures expenses recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated (dollars in thousands):

DESCRIPTION	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	FISCAL YEAR
		2024	2023
Asset impairments and closure charges	Provision for impaired assets and restaurant closings	$12,034	$34,200
Severance and other expenses	General and administrative	3,798	622
Closure-related labor costs	Labor and other related	434	—
Lease remeasurement gains	Other restaurant operating	—	(2,450)
Total		$16,266	$32,372

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During 2023, the Company recognized a lease termination gain of $6.7 million, net of related asset impairments, in connection with the closure of one U.S. restaurant.

Q4 2024 Restaurant Impairment - During the thirteen weeks ended December 29, 2024, the Company recorded asset impairment charges of $25.5 million primarily related to 41 older, underperforming U.S. restaurants based on an assessment of each restaurant’s historical operating performance and trends, combined with updated expected cash flow projections over the respective remaining lease term (the “Q4 2024 Restaurant Impairment”). The projections considered, among other factors, continued challenging operating and macroeconomic conditions since these restaurants tend to underperform Company-wide averages for sales and operating income.

The remaining impairment and closure charges during the periods presented resulted primarily from locations identified for closure, including the closure of all Company-owned U.S. Aussie Grill restaurants.

6.         (Loss) Earnings Per Share

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

The following table presents the computation of basic and diluted (loss) earnings per share for the periods indicated:

	FISCAL YEAR
(in thousands, except per share data)	2024	2023	2022
Net (loss) income attributable to Bloomin’ Brands	$(128,018)	$247,386	$101,907
Net (loss) income from discontinued operations, net of tax	(75,982)	41,629	16,053
Net (loss) income attributable to Bloomin’ Brands from continuing operations	$(52,036)	$205,757	$85,854

Basic weighted average common shares outstanding	85,905	87,230	88,846

Effect of dilutive securities:
Stock-based compensation awards	—	767	623
Convertible senior notes (1)	—	5,067	6,089
Warrants (1)	—	3,389	2,954
Diluted weighted average common shares outstanding	85,905	96,453	98,512

Basic (loss) earnings per share:
Continuing operations	$(0.61)	$2.36	$0.97
Discontinued operations	(0.88)	0.48	0.18
Net basic (loss) earnings per share	$(1.49)	$2.84	$1.15

Diluted (loss) earnings per share:
Continuing operations	$(0.61)	$2.13	$0.87
Discontinued operations	(0.88)	0.43	0.16
Net diluted (loss) earnings per share	$(1.49)	$2.56	$1.03

Antidilutive stock-based compensation awards	1,706	924	2,502
________________
(1)During 2024, the Company repurchased $83.6 million of the 2025 Notes and settled the corresponding portion of the related warrants. See Note 11 - Convertible Senior Notes for additional details.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.           Stock-based and Deferred Compensation Plans

Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Stock-based compensation expense, net of capitalized expense (1)	$7,415	$11,613	$16,134
________________
(1)For 2024, 2023 and 2022, includes a cumulative life-to-date adjustment to decrease expense for PSUs granted in fiscal years 2024 and 2023, 2022 and 2020, respectively, based on updated assumptions regarding the criteria set forth in the award agreements.

PSUs and Restricted Stock Units (“RSUs”) - The number of PSUs that vest is determined for each year based on the achievement of certain performance criteria as set forth in the award agreement and may range from zero to 200% of the annual target grant. The PSUs are settled in shares of common stock, with holders receiving one share of common stock for each performance-based share unit that vests. Compensation expense for PSUs is recognized over the vesting period when it is probable the performance criteria will be achieved. RSUs generally vest over a period of three years in an equal number of shares each year.

The following table presents a summary of the Company’s PSU and RSU activity:

			WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT		AGGREGATE INTRINSIC VALUE (1)
(in thousands, except per unit data)	PSUs	RSUs	PSUs	RSUs	PSUs	RSUs
Outstanding as of December 31, 2023	818	631	$26.92	$23.58	$23,026	$17,757
Granted	290	807	$27.26	$18.76
Performance adjustment (2)	237	—	$25.40	$—
Vested	(473)	(321)	$25.40	$23.73
Forfeited	(150)	(73)	$27.55	$23.93
Outstanding as of December 29, 2024	722	1,044	$27.42	$19.80	$8,860	$12,814
Expected to vest as of December 29, 2024 (3)	132	1,044			$1,618	$12,814
________________
(1)Based on the $28.15 and $12.27 share price of the Company’s common stock on December 29, 2023 and December 27, 2024, the last trading day of the years ended December 31, 2023 and December 29, 2024, respectively.
(2)Represents adjustment to 200% payout for PSUs granted during 2021.
(3)For PSUs, estimated number of units to be issued upon the vesting of outstanding PSUs based on Company performance projections of performance criteria set forth in the 2022, 2023 and 2024 PSU award agreements.

The Company granted PSUs subject to final payout modification by a Relative TSR modifier for all periods presented. This Relative TSR modifier can adjust the final payout outcome by 75%, 100% or 125% of the achieved performance metric, with the overall payout capped at 200% of the annual target grant. These PSUs have a three-year cliff vesting period and their fair value was estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the closing price of the Company’s common stock on the date of the grant.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assumptions used in the Monte Carlo simulation model and the grant date fair value of PSUs granted were as follows for the periods indicated:

	FISCAL YEAR
	2024	2023	2022
Assumptions:
Risk-free interest rate (1)	4.37%	4.26%	1.64%
Dividend yield (2)	3.49%	3.47%	2.31%
Volatility (3)	51.41%	51.02%	49.11%
________________
(1)Risk-free interest rate is the U.S. Treasury yield curve in effect as of the grant date for the performance period of the unit.
(2)Dividend yield is the level of dividends expected to be paid on the Company’s common stock over the expected term.
(3)Based on the historical volatility of the Company’s stock over the last seven years.

The following represents PSU and RSU compensation information for the periods indicated:

	FISCAL YEAR
	2024		2023		2022
(dollars in thousands, except per unit data)	PSUs	RSUs	PSUs	RSUs	PSUs	RSUs
Grant date fair value per unit (1)	$27.26	$18.76	$29.01	$24.18	$26.10	$21.59

Intrinsic value for vested units	$12,593	$8,072	$12,908	$10,275	$7,626	$9,070
Grant date fair value of vested units	$12,025	$7,603	$9,332	$8,257	$6,646	$8,025
Tax benefits for compensation expense	$622	$1,152	$745	$1,528	$348	$1,113

Unrecognized expense	$2,595	$14,309
Remaining weighted average vesting period	2.2 years	2.0 years
________________
(1)For PSUs, represents a (discount) premium above the grant date per share value of the Company’s common stock for the Relative TSR modifier of (1.6)%, 2.7% and 7.9% for grants during 2024, 2023 and 2022, respectively. For RSUs, the weighted average dividend yield was 4.83%, 3.63% and 2.43% for 2024, 2023 and 2022, respectively.

Stock Options - Stock options generally vest and become exercisable over a period of four years in an equal number of shares each year. Stock options have an exercisable life of no more than ten years from the date of grant. The Company settles stock option exercises with authorized but unissued shares of the Company’s common stock.

The following table presents a summary of the Company’s stock option activity:

(in thousands, except exercise price and contractual life data)	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2023	1,725	$21.04	3.2	$12,263
Exercised	(298)	$23.74
Forfeited or expired	(227)	$22.58
Outstanding and exercisable as of December 29, 2024 (1)	1,200	$20.08	2.1	$—
________________
(1)No stock options were granted during 2024.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following represents stock option compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Intrinsic value of options exercised	$718	$6,200	$6,367
Cash received from option exercises, net of tax withholding	$4,354	$31,778	$17,888
Grant date fair value of stock options vested	$—	$1,037	$7,645
Tax benefits for stock option compensation expense	$111	$757	$1,495

As of December 29, 2024, the maximum number of shares of common stock available for issuance for equity instruments pursuant to the 2020 Omnibus Incentive Compensation Plan was 5,305,102.

Deferred Compensation Plans

401(k) Plan - The Company has a qualified defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company incurred contribution costs of $5.7 million, $5.6 million and $5.6 million for the 401(k) Plan for 2024, 2023 and 2022, respectively.

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

8.           Supplemental Balance Sheet Information
Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Prepaid expenses	$23,102	$21,902
Accounts receivable - gift cards, net (1)	73,113	67,424
Accounts receivable - vendors, net (1)	29,233	13,648
Accounts receivable - franchisees, net (1)	2,975	3,671
Accounts receivable - other, net (1)	9,280	9,099
Deferred gift card sales commissions	16,935	18,081
Other current assets, net	4,137	4,073
	$158,775	$137,898
________________
(1)See Note 16 - Allowance for Expected Credit Losses for a rollforward of the related allowance for expected credit losses.

Property, fixtures and equipment, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Land	$29,458	$34,650
Buildings	1,201,949	1,180,004
Furniture and fixtures	511,291	493,037
Equipment	760,058	717,939
Construction in progress	65,068	75,894
Less: accumulated depreciation	(1,619,303)	(1,573,359)
	$948,521	$928,165

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Company-owned life insurance	$31,971	$28,018
Deferred debt issuance costs - revolving credit facility (1)	10,743	3,813
Liquor licenses	22,422	23,125
Other assets	9,335	5,134
	$74,471	$60,090
________________
(1)Net of accumulated amortization of $0.6 million and $11.7 million as of December 29, 2024 and December 31, 2023, respectively. During 2024, the Company recorded $9.0 million of deferred debt issuance costs in connection with the Third Amended and Restated Credit Agreement, as defined and discussed in more detail within Note 10 - Long-term Debt, Net below.

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Accrued payroll and other compensation	$64,522	$71,848
Accrued insurance	19,527	19,310
Other current liabilities	94,265	106,523
	$178,314	$197,681

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Accrued insurance	$33,519	$26,616
Deferred compensation obligations	32,597	27,283
Other long-term liabilities	27,304	29,127
	$93,420	$83,026

9.           Goodwill and Intangible Assets, Net

Goodwill - The following table is a rollforward of goodwill and the related accumulated impairment losses for the periods indicated:

(dollars in thousands)	U.S.	INTERNATIONAL FRANCHISE (1)	CONSOLIDATED
Balance as of December 31, 2023
Goodwill, gross	$838,827	$162,549	$1,001,376
Accumulated impairment losses	(668,170)	(119,883)	(788,053)
Goodwill, net	170,657	42,666	213,323

Changes in goodwill	—	—	—

Balance as of December 29, 2024
Goodwill, gross	838,827	162,549	1,001,376
Accumulated impairment losses	(668,170)	(119,883)	(788,053)
Goodwill, net	$170,657	$42,666	$213,323
________________
(1)Excludes $51.9 million and $63.0 million of Goodwill, net as of December 29, 2024 and December 31, 2023, respectively, classified as held for sale.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during its second fiscal quarter. The Company’s 2024 and 2022 assessments were qualitative and its 2023 assessment was quantitative. In connection with these assessments, the Company did not record any goodwill asset impairment charges during the periods presented.

Intangible Assets, net - Intangible assets, net, consisted of the following as of the periods indicated:

	WEIGHTED AVERAGE REMAINING AMORTIZATION PERIOD (in years)	DECEMBER 29, 2024			DECEMBER 31, 2023
(dollars in thousands)		GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE	GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Trade names	Indefinite	$414,716		$414,716	$414,716		$414,716
Trademarks	4	81,952	$(67,577)	14,375	81,952	$(63,752)	18,200
Total intangible assets		$496,668	$(67,577)	$429,091	$496,668	$(63,752)	$432,916

The Company did not record any intangible asset impairment charges during the periods presented.

The following table presents goodwill, trade names and trademarks balances by reporting unit as of the periods indicated:

	DECEMBER 29, 2024			DECEMBER 31, 2023
(dollars in thousands)	GOODWILL	TRADE NAMES	TRADEMARKS	GOODWILL	TRADE NAMES	TRADEMARKS
Outback Steakhouse	$123,188	$287,000	$—	$123,188	$287,000	$—
Carrabba’s Italian Grill	18,826	69,000	—	18,826	69,000	—
Bonefish Grill	28,188	—	6,957	28,188	—	9,788
Fleming’s Prime Steakhouse & Wine Bar	455	—	7,418	455	—	8,412
U.S. total	170,657	356,000	14,375	170,657	356,000	18,200
International Franchise	42,666	58,716	—	42,666	58,716	—
Total	$213,323	$414,716	$14,375	$213,323	$414,716	$18,200

Definite-lived intangible assets are amortized on a straight-line basis. The following table presents the aggregate expense related to the amortization of the Company’s trademarks for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Amortization expense	$3,825	$4,076	$3,939

The following table presents expected annual amortization of intangible assets as of December 29, 2024:

	FISCAL YEAR
(dollars in thousands)	2025	2026	2027	2028	2029
Amortization of intangible assets	$3,825	$3,825	$2,292	$995	$995

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.           Long-term Debt, Net

Following is a summary of outstanding long-term debt, net, as of the periods indicated:

	DECEMBER 29, 2024		DECEMBER 31, 2023
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)(2)	$710,000	6.52%	$—
Former credit facility - revolving credit facility (2)	—		381,000	6.96%
2025 Notes (3)(4)	20,724	5.00%	104,786	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Long-term debt	1,030,724		785,786
Less: unamortized debt discount and issuance costs (3)	(3,326)		(5,067)
Long-term debt, net	$1,027,398		$780,719
________________
(1)Subsequent to December 29, 2024, the Company repaid $140.0 million on its revolving credit facility, primarily with proceeds from the Brazil Sale Transaction.
(2)Interest rate represents the weighted average interest rate as of the respective periods.
(3)During 2024, the Company repurchased $83.6 million of the 2025 Notes and as a result, wrote off $0.8 million of debt issuance costs. See Note 11 - Convertible Senior Notes for additional details.
(4)Obligations under the 2025 Notes, which mature on May 1, 2025, have been classified as long-term, reflecting the Company’s intent and ability to refinance these notes through borrowings on its existing revolving credit facility.

Bloomin’ Brands, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred indebtedness as described below.

Credit Agreement – On September 19, 2024, the Company and OSI, as co-borrowers, entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for senior secured financing of up to $1.2 billion consisting of a revolving credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility matures on September 19, 2029 and replaced the Company’s prior senior secured financing of up to $1.0 billion (the “Former Credit Facility”). The total indebtedness of the Company and interest rate applied to the Company’s borrowings remained unchanged as a result of the Credit Agreement.

The commitments under the Credit Agreement may be increased in an aggregate principal amount of up to; (i) $550.0 million or (ii) at the Company’s option, up to an unlimited amount of incremental facilities, so long as the Consolidated Senior Secured Net Leverage Ratio, as defined in the Credit Agreement, is no more than 3.00 to 1.00 as of the last day of the most recent period of four consecutive fiscal quarters ended, after giving effect to any such incurrence on a pro forma basis.

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

As of December 29, 2024 and December 31, 2023, the Company was in compliance with its debt covenants.

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

The Company may redeem some or all of the 2029 Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest.

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

Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of December 29, 2024:

	FISCAL YEAR
(dollars in thousands)	2025	2026	2027	2028	2029	THEREAFTER	TOTAL
Debt repayments	$20,724	$—	$—	$—	$1,010,000	$—	$1,030,724

11.    Convertible Senior Notes

2025 Notes - In May 2020, the Company completed a $230.0 million principal amount private offering of 5.00% convertible senior unsecured notes due in 2025 (the “2025 Notes”). The 2025 Notes are governed by the terms of an indenture between the Company and Wells Fargo Bank, National Association, as the Trustee. The 2025 Notes mature on May 1, 2025, unless earlier converted, redeemed or purchased by the Company. The 2025 Notes bear cash interest at an annual rate of 5.00%, payable semi-annually in arrears on May 1 and November 1 of each year.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Holders may convert all or a portion of their 2025 Notes at any time prior to the close of business on the second scheduled trading day immediately before the maturity date.

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

On May 25, 2022, the Company entered into exchange agreements (the “2022 Exchange Agreements”) with certain holders of the 2025 Notes. These holders agreed to exchange $125.0 million in aggregate principal amount of the Company’s outstanding 2025 Notes for $196.9 million in cash, plus accrued interest, and approximately 2.3 million shares of the Company’s common stock (the “First 2025 Notes Partial Repurchase”). Under the 2022 Exchange Agreements, the total amount of cash paid and number of shares of common stock issued by the Company were based upon the volume-weighted average price per share of the Company’s common stock during a ten-trading day averaging period ending on June 14, 2022. Upon entering into the 2022 Exchange Agreements, the conversion feature related to the 2025 Notes repurchased, as well as the settlements of the related convertible senior note hedges and warrants, were subject to derivative accounting. In connection with the First 2025 Notes Partial Repurchase, the Company recognized a loss on extinguishment of debt of $104.7 million and a loss on fair value adjustment of derivatives, net of $17.7 million, and recorded a $48.5 million increase to Additional paid-in capital during 2022.

On February 29, 2024, the Company entered into exchange agreements (the “2024 Exchange Agreements”) with certain holders of the 2025 Notes. The 2024 Exchange Agreements provided for the Company to deliver and pay at the closing of the transactions on March 5, 2024, an aggregate of approximately 7.5 million shares of its common stock and $3.3 million in cash, including accrued interest, in exchange for $83.6 million in aggregate principal amount of the Company’s outstanding 2025 Notes (the “Second 2025 Notes Partial Repurchase”). In connection with the Second 2025 Notes Partial Repurchase, the Company recognized a loss on extinguishment of debt of $135.8 million and recorded a $216.1 million increase to Additional paid-in capital during 2024.

In connection with dividends paid during 2024, the conversion rate for the Company’s remaining 2025 Notes decreased to approximately $10.60 per share, which represents 94.360 shares of common stock per $1,000 principal amount of the 2025 Notes, or a total of approximately 1.956 million shares.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Principal	$20,724	$104,786
Less: unamortized debt issuance costs (1)	(56)	(1,138)
Net carrying amount	$20,668	$103,648
________________
(1)During 2024, the Company wrote off $0.8 million of debt issuance costs as a result of the Second 2025 Notes Partial Repurchase.

Following is a summary of interest expense for the 2025 Notes by component for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Coupon interest	$1,783	$5,242	$8,080
Debt issuance cost amortization	280	798	1,156
Total interest expense (1)	$2,063	$6,040	$9,236
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

The Convertible Note Hedge Transactions are exercisable upon conversion of the 2025 Notes and expire upon maturity of the 2025 Notes. The Warrant Transactions are exercisable on the expiration dates included in the related forms of confirmation.

In connection with the First 2025 Notes Partial Repurchase, the Company entered into partial unwind agreements with certain financial institutions relating to a portion of the convertible note hedge transactions (the “2022 Note Hedge Early Termination Agreements”) and a portion of the Warrant Transactions (the “2022 Warrant Early Termination Agreements”). Upon settlement, the Company received $131.9 million for the 2022 Note Hedge Early Termination Agreements and paid $114.8 million for the 2022 Warrant Early Termination Agreements. In connection with the 2022 Note Hedge Early Termination Agreements and the 2022 Warrant Early Termination Agreements the Company recorded a $113.0 million increase and a $97.6 million decrease, respectively, to Additional paid-in capital during 2022.

In connection with the Second 2025 Notes Partial Repurchase, the Company entered into partial unwind agreements with certain financial institutions relating to a portion of the convertible note hedge transactions (the “2024 Note Hedge Early Termination Agreements”) and a portion of the warrant transactions (the “2024 Warrant Early Termination Agreements”, together the “2024 Early Termination Agreements”), that were previously entered into

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

by the Company in connection with the issuance of the 2025 Notes. Pursuant to the 2024 Early Termination Agreements, the Company received a termination payment which consisted of approximately $118.2 million in cash and 0.3 million shares of common stock, and the Company made a termination payment in an aggregate amount of approximately $102.2 million in cash. In connection with the 2024 Early Termination Agreements, the Company recorded a $126.5 million increase and a $102.2 million decrease, respectively, to Additional paid-in capital during 2024. The Company also recorded an $8.3 million increase to Accumulated deficit in connection with the 2024 Note Hedge Early Termination Agreements.

The remaining Warrant Transactions have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. In connection with dividends paid during 2024, the strike price for the remaining Warrant Transactions decreased to $14.84.

12.         Stockholders’ Equity

Share Repurchases - In February 2024, the Company’s Board of Directors (the “Board”) canceled the remaining $57.5 million under the Company’s former share repurchase authorization and approved a new $350.0 million share repurchase authorization (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program includes capacity above the Company’s normal repurchase activity to provide flexibility in retiring the 2025 Notes at or prior to their maturity. The 2024 Share Repurchase Program will expire on August 13, 2025.

On March 1, 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”), in connection with the 2024 Share Repurchase Program, with Wells Fargo Bank, National Association (“Wells Fargo”) to repurchase $220.0 million of the Company’s common stock. Under the ASR Agreement, the Company repurchased 7.9 million shares of common stock through April 23, 2024 based generally on the average of the daily volume-weighted average price per share of common stock during the repurchase period, subject to discounts and certain adjustments. The repurchase resulted in a $214.3 million increase in Accumulated deficit. The Company funded the payment under the ASR Agreement, together with the cash portion of the amounts payable under the 2024 Exchange Agreements, primarily with borrowings under the revolving credit facility and net proceeds from the 2024 Early Termination Agreements.

Following is a summary of the shares repurchased during fiscal year 2024:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
First fiscal quarter	6,948	$27.13	$188,500
Second fiscal quarter	2,156	$27.36	59,000
Third fiscal quarter	969	$18.78	18,195
Total common stock repurchases	10,073	$26.38	265,695
Share repurchase-related ASR Agreement fees and excise taxes			728
Total	10,073		$266,423

Dividends - The Company declared and paid dividends per share during the periods presented as follows:

	DIVIDENDS PER SHARE		AMOUNT
	FISCAL YEAR		FISCAL YEAR
(dollars in thousands, except per share data)	2024	2023	2024	2023
First fiscal quarter	$0.24	$0.24	$21,075	$21,014
Second fiscal quarter	0.24	0.24	20,762	20,990
Third fiscal quarter	0.24	0.24	20,375	20,901
Fourth fiscal quarter	0.24	0.24	20,362	20,837
Total cash dividends declared and paid	$0.96	$0.96	$82,574	$83,742

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In February 2025, the Board declared a quarterly cash dividend of $0.15 per share, payable on March 26, 2025 to shareholders of record at the close of business on March 11, 2025.

Accumulated Other Comprehensive Loss (“AOCL”) - The following table is a rollforward of the components of AOCL for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Foreign currency translation:
Balance, beginning of the period	$(177,689)	$(185,311)	$(195,480)
Foreign currency translation adjustment	(35,178)	7,622	10,169
Reclassification of foreign currency translation adjustments related to the liquidation of foreign entities	695	—	—
Balance, end of the period	$(212,172)	$(177,689)	$(185,311)
(Loss) gain on derivatives, net of tax:
Balance, beginning of the period	$(615)	$—	$(10,509)
Change in fair value of derivatives, net of tax	1,527	(606)	573
Reclassification realized in Net (loss) income, net of tax	(1,533)	(9)	954
Impact of terminated interest rate swaps included in Net income, net of tax	—	—	8,982
Balance, end of the period	$(621)	$(615)	$—
Accumulated other comprehensive loss:
Balance beginning of the period	$(178,304)	$(185,311)	$(205,989)
Other comprehensive (loss) income attributable to Bloomin' Brands	(34,489)	7,007	20,678
Balance, end of the period	$(212,793)	$(178,304)	$(185,311)

13.           Derivative Instruments and Hedging Activities

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the Swap Transactions, the Company converted $375.0 million of its outstanding indebtedness from SOFR, plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points to the weighted average fixed interest rates within the table above, plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points. The Swap Transactions have an embedded floor of minus 0.10%.

The Swap Transactions have been designated and qualify as cash flow hedges, are recognized on the Company’s Consolidated Balance Sheets at fair value as of December 29, 2024 and are classified based on the instruments’ maturity dates. The Company estimates $0.7 million of interest expense will be reclassified from AOCL to Interest expense, net over the next 12 months related to the Swap Transactions.

The following table presents the fair value and classification of the Company’s swap agreements as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	DECEMBER 29, 2024	DECEMBER 31, 2023
Interest rate swaps - asset (1)	Other current assets, net	$—	$320

Interest rate swaps - liability	Accrued and other current liabilities	$579	$253
Interest rate swaps - liability	Other long-term liabilities, net	255	893
Total fair value of derivative instruments - liabilities (1)		$834	$1,146
____________________
(1)    See Note 15 - Fair Value Measurements for fair value discussion of the interest rate swaps.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 29, 2024, all counterparties to the Swap Transactions performed in accordance with their contractual obligations.

As of December 29, 2024 and December 31, 2023, the fair value of the Company’s Swap Transactions was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $0.8 million. As of December 29, 2024 and December 31, 2023, the Company has not posted any collateral related to the Swap Transactions.

The Swap Transactions contain provisions whereby the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness. If the Company had breached any of these provisions as of December 29, 2024 and December 31, 2023, it could have been required to settle its obligations under the Swap Transactions at their termination value of $0.8 million.

Non-Designated Hedges

During the fourth quarter of 2024, the Company entered into foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the Brazilian Reais rate risk associated with the purchase price installment payments from the Brazil Sale Transaction. As of December 29, 2024, the Company had $184.6 million of outstanding notional amounts related to its foreign currency forward contracts. Subsequent to December 29, 2024, the outstanding notional amounts related to the Company’s foreign currency forward contracts decreased to $107.7 million following the collection of the first installment payment from the Brazil Sale Transaction. As of December 29, 2024, the Company has not posted any collateral related to the foreign currency forward contracts.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the fair value and classification of the Company’s foreign exchange forward contracts as of the period indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	DECEMBER 29, 2024
Foreign currency forward contracts - asset (1)	Other current assets, net	$304
____________________
(1)    See Note 15 - Fair Value Measurements for fair value discussion of the interest rate swaps.

The following table summarizes the effects of the Company’s foreign exchange forward contracts on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the period indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	FISCAL YEAR
(dollars in thousands)		2024
Gains on foreign currency forward contracts	General and administrative	$15,728

The Company’s interest rate swaps and foreign currency forward contracts are subject to master netting arrangements. As of December 29, 2024, the Company elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement.

14.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEET CLASSIFICATION	DECEMBER 29, 2024	DECEMBER 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,012,857	$1,031,271
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	10,058	8,858
Total lease assets, net		$1,022,915	$1,040,129

Current operating lease liabilities	Current operating lease liabilities	$158,806	$163,724
Current finance lease liabilities	Accrued and other current liabilities	2,618	2,171
Non-current operating lease liabilities	Non-current operating lease liabilities	1,088,518	1,087,353
Non-current finance lease liabilities	Other long-term liabilities, net	8,359	7,347
Total lease liabilities		$1,258,301	$1,260,595
________________
(1)Net of accumulated amortization of $4.0 million and $3.5 million as December 29, 2024 and December 31, 2023, respectively.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	FISCAL YEAR
(dollars in thousands)		2024	2023	2022
Operating lease cost (1)	Other restaurant operating	$169,661	$171,248	$172,874
Variable lease cost	Other restaurant operating	3,878	2,930	53
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	2,032	1,975	1,279
Interest on lease liabilities	Interest expense, net	710	667	156
Sublease revenue	Franchise and other revenues	(7,060)	(7,614)	(8,978)
Lease costs, net		$169,221	$169,206	$165,384
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $14.3 million, $12.1 million and $11.9 million for 2024, 2023 and 2022, respectively, which is included in General and administrative expense.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 29, 2024, future minimum lease payments and sublease revenues under non-cancelable leases are as follows:

(dollars in thousands)	OPERATING LEASES	FINANCE LEASES	SUBLEASE REVENUES
2025 (1)	$165,372	$2,699	$(5,559)
2026	182,009	2,281	(5,511)
2027	173,983	1,970	(5,638)
2028	165,855	1,181	(5,557)
2029	161,723	1,125	(5,363)
Thereafter	1,327,887	6,712	(28,065)
Total minimum lease payments (receipts) (2)	2,176,829	15,968	$(55,693)
Less: Interest	(929,505)	(4,991)
Present value of future lease payments	$1,247,324	$10,977
____________________
(1)Net of operating lease prepaid rent of $15.3 million.
(2)Includes $988.4 million related to operating lease renewal options that are reasonably certain of exercise and excludes $172.4 million of signed operating leases that have not yet commenced.

The following table is a summary of the weighted average remaining lease terms and weighted average discount rates of the Company’s leases as of the periods indicated:

	FINANCE LEASES		OPERATING LEASES
	DECEMBER 29, 2024	DECEMBER 31, 2023	DECEMBER 29, 2024	DECEMBER 31, 2023
Weighted average remaining lease term (1):	9.1 years	10.5 years	13.4 years	13.3 years
Weighted average discount rate (2):	7.70%	7.80%	8.22%	8.33%
____________________
(1)Includes lease renewal options that are reasonably certain of exercise.
(2)Based on the Company’s incremental borrowing rate at lease commencement or lease remeasurement.

The following table is a summary of cash flow impacts from the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$184,969	$185,861	$183,817

15.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	CONSOLIDATED BALANCE SHEET CLASSIFICATION	MEASUREMENT LEVEL	FAIR VALUE
(dollars in thousands)			DECEMBER 29, 2024	DECEMBER 31, 2023
Assets:
Short-term investments	Cash and cash equivalents	Level 1	$11,868	$23,920
Short-term investments	Restricted cash and cash equivalents	Level 1	$—	$2,854
Interest rate swaps	Other current assets, net	Level 2	$—	$320
Foreign currency forward contracts	Other current assets, net	Level 2	$304	$—
Liabilities:
Interest rate swaps	Accrued and other current liabilities	Level 2	$579	$253
Interest rate swaps	Other long-term liabilities	Level 2	$255	$893

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair value of each class of financial instruments is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Short-term investments	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps and foreign currency forward contracts. Fair value measurements are based on the contractual terms of the derivatives and observable market-based inputs. Interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. Foreign currency forwards are valued by comparing the contracted forward exchange rate to the current market forward exchange rate. Key inputs for the valuation of the foreign currency forwards are spot rates, foreign currency forward rates, and the interest rate curve of the domestic currency. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of December 29, 2024 and December 31, 2023, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

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

	2024		2023		2022
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Operating lease right-of-use assets (1)	$14,053	$23,895	$4,057	$10,210	$2,219	$1,233
Property, fixtures and equipment (2)	17,096	22,540	4,623	30,202	2,807	4,253
	$31,149	$46,435	$8,680	$40,412	$5,026	$5,486
________________
(1)Carrying values measured using discounted cash flow models (Level 3).
(2)Carrying values measured using Level 2 inputs to estimate fair value totaled $1.2 million for 2024 and 2023. All other assets were valued using Level 3 inputs. Third-party market appraisals and executed sales contracts (Level 2) and discounted cash flow models (Level 3) were used to estimate the fair value.

See Note 5 - Impairments and Exit Costs for information regarding impairment charges during 2024 and 2023. Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

In the assessment of impairment for operating locations, the Company determines the fair values of individual operating locations using an income approach, which requires discounting projected future cash flows. When determining the stream of projected future cash flows associated with an individual operating location, management makes assumptions, including highest and best use and inputs from restaurant operations, where necessary, and about key variables including the following unobservable inputs: revenue growth rates, controllable and uncontrollable expenses, and asset residual values. In order to calculate the present value of those future cash flows, the Company discounts its cash flow estimates at its weighted-average cost of capital applicable to the country in which the measured assets reside. Unobservable inputs, including weighted average cost of capital of 12%, were used in the Company’s Level 3 fair value measurements of Operating lease right-of-use assets and Property, fixtures and equipment for the impairment losses incurred during 2024.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	DECEMBER 29, 2024		DECEMBER 31, 2023
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior secured credit facility - revolving credit facility	$710,000	$710,000	$381,000	$381,000
2025 Notes	$20,724	$24,145	$104,786	$265,896
2029 Notes	$300,000	$270,132	$300,000	$277,809

16.    Allowance for Expected Credit Losses

The following table is a rollforward of the Company’s trade receivables allowance for expected credit losses for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Allowance for expected credit losses, beginning of the period	$5,217	$5,369	$4,020
Provision for expected credit losses	—	—	1,498
Charge-off of accounts	(1)	(152)	(149)
Allowance for expected credit losses, end of the period	$5,216	$5,217	$5,369

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

17.           Income Taxes

The following table presents the domestic and foreign components of (Loss) income before (benefit) provision for income taxes for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Domestic	$(53,921)	$235,357	$134,465
Foreign	(4,886)	(4,170)	(7,062)
(Loss) income before (benefit) provision for income taxes	$(58,807)	$231,187	$127,403

(Benefit) provision for income taxes consisted of the following for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Current provision (benefit):
Federal	$12,192	$16,260	$12,368
State	6,011	10,593	10,428
Foreign	—	(40)	—
	18,203	26,813	22,796
Deferred (benefit) provision:
Federal	(31,185)	(6,506)	3,227
State	(348)	726	3,327
Foreign	1,196	(2,631)	4,903
	(30,337)	(8,411)	11,457
(Benefit) provision for income taxes	$(12,134)	$18,402	$34,253

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Effective Income Tax Rate - The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows for the periods indicated. Due to the pre-tax book loss for 2024, a positive percentage change for such year in the effective tax rate table reflects a favorable income tax benefit, whereas a negative percentage change in the effective tax rate table reflects an unfavorable income tax expense:

	FISCAL YEAR
	2024	2023	2022
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	(7.8)	3.8	8.5
Non-deductible loss on 2025 Notes Partial Repurchases	(49.5)	—	21.4
Net changes in deferred tax valuation allowances	(5.3)	(0.9)	(2.0)
Foreign tax rate differential	(2.7)	0.1	0.2
Non-deductible compensation	(2.2)	1.0	1.1
Other non-deductible expenses	(2.2)	0.3	(0.1)
Change in foreign tax law	(2.0)	(1.1)	3.8
Statute expiration on foreign net operating losses	(0.3)	1.1	0.9
Tax settlements and related adjustments	(0.1)	0.1	0.2
Employment-related credits, net	58.9	(15.9)	(26.7)
Non-taxable gains on foreign currency forward contracts	6.9	—	—
Non-controlling interests	1.9	(0.6)	(1.2)
Net life insurance expense	1.4	(0.3)	0.7
U.S. tax impact on foreign income	1.2	(0.9)	(0.9)
Other, net	1.4	0.3	—
Total	20.6%	8.0%	26.9%

In the U.S., a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce (Loss) income before (benefit) provision for income taxes.

The net increase in the effective income tax rate in 2024 as compared to 2023 was primarily a result of the benefit of FICA tax credits on certain tipped wages, partially offset by the 2024 non-deductible losses associated with the Second 2025 Notes Partial Repurchase, relative to the 2024 pre-tax book loss.

The net decrease in the effective income tax rate in 2023 as compared to 2022 was primarily a result of the non-deductible losses recorded during 2022 associated with the First 2025 Notes Partial Repurchase.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for 2024 was lower than the blended federal and state statutory rate primarily due to the federal and state impact of nondeductible losses associated with the Second 2025 Notes Partial Repurchase, partially offset by the FICA tax credits on certain tipped wages, relative to the 2024 pre-tax book loss.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Tax Assets and Liabilities - The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Deferred income tax assets:
Operating lease liabilities	$320,169	$319,039
Insurance reserves	13,874	14,184
Unearned revenue	57,567	55,746
Deferred compensation	11,392	12,210
Net operating loss carryforwards	9,002	7,046
Federal tax credit carryforwards	202,319	177,775
Other, net (1)	6,905	5,667
Gross deferred income tax assets	621,228	591,667
Less: valuation allowance	(13,707)	(10,483)
Deferred income tax assets, net of valuation allowance	607,521	581,184
Deferred income tax liabilities:
Less: operating lease right-of-use asset basis differences	(252,958)	(257,422)
Less: property, fixtures and equipment basis differences	(68,814)	(70,934)
Less: intangible asset basis differences	(100,227)	(97,656)
Less: foreign outside basis differences	(33,822)	—
Deferred income tax assets, net	$151,700	$155,172
________________
(1)As of December 29, 2024 and December 31, 2023, the Company maintained deferred tax liabilities for state income taxes on historical foreign earnings of $0.3 million and $0.5 million, respectively.

As of December 29, 2024, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $0.9 million and $12.8 million, respectively. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized. The net change in the deferred tax valuation allowance in 2024 is primarily attributable to additional net operating loss carryforwards in certain foreign jurisdictions with full valuation allowances recorded that are available to the Company.

In connection with the Brazil Sale Transaction, the Company no longer asserts that is it is indefinitely reinvested in its Brazil operations and has recorded a deferred tax liability of $33.8 million. The deferred tax liability is related to the financial statement carrying amount over the respective tax basis of the Company’s investment in the Brazil operations. Except for the Brazil operations, the Company has not recorded a deferred tax liability on the financial statement carrying amount over the tax basis of its investments in foreign subsidiaries because the Company continues to assert that it is indefinitely reinvested in its underlying investments in foreign subsidiaries. The determination of any unrecorded deferred tax liability on this amount is not practicable due to the uncertainty of how these investments would be recovered.

As of December 29, 2024, the Company did not have aggregate undistributed foreign earnings from its consolidated foreign subsidiaries.

Tax Carryforwards - The amount and expiration dates of tax loss carryforwards and credit carryforwards as of December 29, 2024 are as follows:

(dollars in thousands)	EXPIRATION DATE			AMOUNT
Federal tax credit carryforwards	2026	-	2044	$214,846
Foreign loss carryforwards	2025	-	Indefinite	$50,187
Foreign credit carryforwards	Indefinite			$864

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 29, 2024, the Company had $213.7 million in general business tax credit carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. The Company currently expects to utilize these tax credit carryforwards within a 10-year period. However, the Company’s ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code as well as the Company’s inability to generate sufficient future taxable income.

Unrecognized Tax Benefits - As of December 29, 2024 and December 31, 2023, the liability for unrecognized tax benefits was $17.5 million and $17.1 million, respectively. Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $17.1 million and $16.6 million, respectively, if recognized, would impact the Company’s effective income tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the period indicated:

FISCAL YEAR
(dollars in thousands)	2024
Balance, beginning of the period	$17,121
Additions for tax positions taken during a prior period	19
Reductions for tax positions taken during a prior period	(6)
Additions for tax positions taken during the current period	941
Lapses in the applicable statutes of limitations	(596)
Balance, end of the period	$17,479

The Company had approximately $0.7 million and $0.5 million accrued for the payment of interest and penalties as of December 29, 2024 and December 31, 2023, respectively. The Company recognized immaterial interest and penalties related to uncertain tax positions in the (Benefit) provision for income taxes, for all periods presented.

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

Open Tax Years - Following is a summary of the open audit years by jurisdiction as of December 29, 2024:

	OPEN AUDIT YEARS
United States - federal	2007	-	2023
United States - state	2020	-	2023
Foreign	2015	-	2023

18.           Commitments and Contingencies

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases, the latest of which expires in 2032. As of December 29, 2024, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was approximately $10.4 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of December 29, 2024 was approximately $8.6 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and recover damages incurred. As of December 29, 2024 and December 31, 2023, the Company’s recorded contingent lease liability was $1.6 million and $5.3 million, respectively.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Purchase Obligations - Purchase obligations were $168.5 million and $165.1 million as of December 29, 2024 and December 31, 2023, respectively. These purchase obligations are primarily due within three years, however commitments with various vendors extend through December 2030. Outstanding commitments consist primarily of inventory, technology, store-level services and fixtures and equipment. In 2024, the Company purchased more than 90% of its U.S. beef raw materials from four beef suppliers that represent a significant portion of the total beef marketplace in the U.S.

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

In recent years, certain subsidiaries of the Company were named in collective actions alleging violations of the Fair Labor Standards Act and state wage and hour laws. For these and other matters, the Company recorded reserves of $2.3 million and $10.5 million as of December 29, 2024 and December 31, 2023, respectively, within Accrued and other current liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals. During 2024, 2023 and 2022, the Company recognized $(0.9) million, $(0.2) million and $9.4 million, respectively, in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for certain legal reserves and settlements.

Insurance - As of December 29, 2024, the future undiscounted payments the Company expects for workers’ compensation, general liability and health insurance claims are as follows:

	FISCAL YEAR
(dollars in thousands)	2025	2026	2027	2028	2029	THEREAFTER	TOTAL
Undiscounted payments	$19,872	$13,113	$9,891	$5,735	$3,088	$7,708	$59,407

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a reconciliation of the expected aggregate undiscounted reserves to the discounted reserves for insurance claims recognized on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Undiscounted reserves	$59,407	$52,494
Discount (1)	(6,361)	(6,568)
Discounted reserves	$53,046	$45,926

Discounted reserves recognized on the Company’s Consolidated Balance Sheets:
Accrued and other current liabilities	$19,527	$19,310
Other long-term liabilities, net	33,519	26,616
	$53,046	$45,926
____________________
(1)     Discount rates of 4.21% and 5.13% were used for December 29, 2024 and December 31, 2023, respectively.

19.    Segment Reporting

The Company considers each of its U.S. restaurant concepts and its international franchise business as operating segments, which reflects how the Company manages its business, reviews operating performance and allocates resources. All other operating segments, which include the Company’s operations in Hong Kong and China do not meet the quantitative thresholds for determining reportable operating segments.

Resources are allocated and performance is assessed by the Company’s Chief Executive Officer, whom the Company has determined to be its CODM. The Company aggregates its U.S. operating segments into a U.S. reportable segment. The U.S. segment includes all restaurants operating in the U.S. while franchised restaurants operating outside the U.S. are included in the international franchise segment.

The following is a summary of reportable segments:

REPORTABLE SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S. (1)	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International Franchise	Outback Steakhouse	12 Franchise Markets
Carrabba’s Italian Grill (Abbraccio)
_________________
(1)Includes franchise locations.

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies. Revenues for all segments include only transactions with customers and exclude intersegment revenues. Excluded from Income from operations for U.S. are certain legal and corporate costs not directly related to the performance of the segment, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses.

Operating income is utilized by the Company’s CODM as the primary segment profit or loss measure. The Company’s CODM utilizes the segment profit or loss measures to manage the business, review operating performance and allocate resources.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a summary of revenues by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Revenues
U.S.	$3,857,134	$4,053,599	$3,911,870
International Franchise	39,490	41,524	36,202
Total segment revenues	3,896,624	4,095,123	3,948,072
All other revenues (1)	53,851	73,037	61,178
Total revenues	$3,950,475	$4,168,160	$4,009,250
____________________
(1)Includes revenues related to the Company’s Hong Kong and China subsidiaries.

The following table presents segment operating income and significant segment expense information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
U.S.
Total revenues	$3,857,134	$4,053,599	$3,911,870
Less:
Food and beverage	1,132,678	1,219,141	1,217,774
Labor and other related	1,183,227	1,203,170	1,131,844
Other restaurant operating	970,119	964,308	917,401
Other (1)	321,060	289,446	236,991
Total segment expenses	$3,607,084	$3,676,065	$3,504,010
Income from operations	$250,050	$377,534	$407,860

International Franchise
Total revenues	$39,490	$41,524	$36,202
Less:
Total segment expenses (2)	1,529	2,317	1,986
Income from operations	$37,961	$39,207	$34,216

Total segment
Total revenues	$3,896,624	$4,095,123	$3,948,072
Less:
Total segment expenses	3,608,613	3,678,382	3,505,996
Total segment income from operations	$288,011	$416,741	$442,076
_________________
(1)Includes depreciation and amortization, general and administrative and impairment expense.
(2)Includes amortization and general and administrative expense.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a reconciliation of segment income from operations to (Loss) income before (benefit) provision for income taxes for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Total segment income from operations	$288,011	$416,741	$442,076
Unallocated corporate operating expense	(130,769)	(134,057)	(132,837)
Other (loss) income from operations (1)	(17,434)	85	(3,157)
Total income from operations	139,808	282,769	306,082
Loss on extinguishment of debt	(136,022)	—	(107,630)
Loss on fair value adjustment of derivatives, net	—	—	(17,685)
Interest expense, net	(62,593)	(51,582)	(53,364)
(Loss) income before (benefit) provision for income taxes	$(58,807)	$231,187	$127,403
____________________
(1)Includes net (loss) income from operations related to the Company’s Hong Kong and China subsidiaries.

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Depreciation and amortization
U.S.	$165,140	$157,878	$139,170
International Franchise	—	252	114
Total segment depreciation and amortization	165,140	158,130	139,284
Corporate	8,568	7,611	6,936
Other	1,872	3,525	3,680
Total depreciation and amortization	$175,580	$169,266	$149,900

The following table is a summary of capital expenditures by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023	2022
Capital expenditures
U.S.	$210,792	$276,660	$196,163
Corporate	7,303	11,961	11,709
Other	734	612	857
Discontinued operations	37,323	44,930	27,790
Total capital expenditures	$256,152	$334,163	$236,519

The following table sets forth Total assets by segment as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Assets
U.S.	$2,735,251	$2,703,751
International Franchise	103,242	103,545
Total segment assets	2,838,493	2,807,296
Corporate	306,560	291,540
Other	16,262	37,320
Assets of discontinued operations held for sale	223,490	287,925
Total assets	$3,384,805	$3,424,081

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic areas — International assets are defined as assets residing in a country other than the U.S. The following table details long-lived assets, excluding goodwill, operating lease right-of-use assets, intangible assets and deferred tax assets, by major geographic area as of the periods indicated:

(dollars in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
U.S.	$1,018,309	$980,731
International	4,683	7,524
Total long-lived assets	$1,022,992	$988,255

20.    Selected Quarterly Financial Data (Unaudited)

	2024 FISCAL QUARTERS				FISCAL YEAR 2024
(dollars in thousands, except per share data)	FIRST (1)	SECOND (1)	THIRD (1)	FOURTH (1)
Total revenues	$1,069,073	$999,369	$910,013	$972,020	$3,950,475
Income from operations	70,917	44,052	8,642	16,197	139,808
Net (loss) income from continuing operations	(85,198)	25,976	(36)	12,585	(46,673)
Net (loss) income from continuing operations attributable to Bloomin’ Brands	(86,780)	24,748	(665)	10,661	(52,036)
(Loss) earnings per share from continuing operations:
Basic	$(1.00)	$0.29	$(0.01)	$0.13	$(0.61)
Diluted	$(1.00)	$0.28	$(0.01)	$0.12	$(0.61)

	2023 FISCAL QUARTERS				FISCAL YEAR 2023
(dollars in thousands, except per share data)	FIRST	SECOND	THIRD	FOURTH (2)
Total revenues	$1,122,066	$1,032,755	$941,625	$1,071,714	$4,168,160
Income from operations	107,132	78,741	47,296	49,600	282,769
Net income from continuing operations	81,989	60,270	32,502	38,024	212,785
Net income from continuing attributable to Bloomin’ Brands	79,872	58,545	31,599	35,741	205,757
Earnings per share from continuing operations:
Basic	$0.90	$0.66	$0.36	$0.41	$2.36
Diluted	$0.81	$0.60	$0.32	$0.37	$2.13
____________________
(1)Income from operations in the first, second, third and fourth quarters include expense of $13.0 million, $16.2 million, $5.1 million and $30.6 million, respectively, primarily related to asset impairment, closure costs and severance in connection with the 2023 Restaurant Closures, the closure of nine Hong Kong restaurants and the Q4 2024 Restaurant Impairment. Net loss in the first quarter includes losses in connection with the Second 2025 Notes Partial Repurchase.
(2)Total revenues includes $83.5 million for the 53rd week. Income from operations includes expense of $32.4 million, primarily related to asset impairments, closure costs and severance partially offset by lease remeasurement gains in connection with the 2023 Restaurant Closures. Includes $0.15 of additional diluted earnings per share from a 53rd operating week.

BLOOMIN’ BRANDS, INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2024.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent quarter ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans - During the thirteen weeks ended December 29, 2024, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

BLOOMIN’ BRANDS, INC.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees will be included under the captions “Proposal No. 1: Election of Directors—Nominees for Election at this Annual Meeting” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference.

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

We have adopted an Insider Trading Policy governing the purchase, sale and other disposition of our securities by directors, officers, and employees that is designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards, as well as procedures designed to further the foregoing purposes. While the Company does not have a formal written policy governing the purchase, sale, and/or any other dispositions of its securities by the Company, the Company has developed procedures that are designed to promote compliance with insider trading laws, rules and regulations with respect to the Company’s share repurchase program.

A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

BLOOMIN’ BRANDS, INC.
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
PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

•Consolidated Balance Sheets – December 29, 2024 and December 31, 2023
•Consolidated Statements of Operations and Comprehensive (Loss) Income – Fiscal years 2024, 2023 and 2022
•Consolidated Statements of Changes in Stockholders’ Equity – Fiscal years 2024, 2023 and 2022
•Consolidated Statements of Cash Flows – Fiscal years 2024, 2023 and 2022
•Notes to Consolidated Financial Statements

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

10.1
Third Amended and Restated Credit Agreement, dated September 19, 2024, by and among Bloomin’ Brands, Inc., OSI Restaurant Partners, LLC. the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative Agent
September 24, 2024, Form 8-K, Exhibit 10.1

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.2*
Shareholders Agreement, dated December 30, 2024, by and among Bloom Group Holdings, B.V., Bold Hospitality Company, S.A., Outback Steakhouse Restaurantes Brasil S.A., and Osaka Participações Societárias S.A.
December 31, 2024, Form 8-K, Exhibit 10.2

10.3
Amended and Restated Operating Agreement for OSI/Fleming’s, LLC made as of June 4, 2010 by and among OS Prime, LLC, a wholly-owned subsidiary of OSI Restaurant Partners, LLC, FPSH Limited Partnership and AWA III Steakhouses, Inc.
Registration Statement on Form S-1, File No. 333-180615, filed on April 6, 2012, Exhibit 10.8

10.4*
Quota Purchase Agreement and Other Covenants, dated November 6, 2024, by and among Bloom Group Holdings, B.V., Bloom Participações Ltda., Outback Steakhouse Restaurantes Brasil S.A., and Osaka Participações Societárias S.A.
November 8, 2024, Form 8-K, Exhibit 10.1

10.5**	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007, as Amended	December 31, 2023, Form 10-K, Exhibit 10.5

10.6**	Bloomin’ Brands, Inc. 2012 Incentive Award Plan	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.2

10.7**	Form of Nonqualified Stock Option Award Agreement for options granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012, Form 8-K, Exhibit 10.2

10.8**	Form of Bloomin’ Brands, Inc. Indemnification Agreement by and between Bloomin’ Brands, Inc. and each member of its Board of Directors and each of its executive officers	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.39

10.9**	Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	March 11, 2016, Definitive Proxy Statement

10.10**	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016, Form 10-Q, Exhibit 10.2

10.11**	Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	April 9, 2020, Definitive Proxy Statement

10.12**	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.2

10.13**	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.3

10.14**	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.4

10.15**	Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.5

10.16**	Form of Restricted Cash Award Agreement for cash awards granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.6

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.17**	Amended Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	December 27, 2020, Form 10-K, Exhibit 10.48

10.18**	Amended Form of Performance Award Agreement with adapted service criteria for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	December 27, 2020, Form 10-K, Exhibit 10.49

10.19**
Form of Restricted Stock Unit Award Agreement with adapted service criteria for restricted stock units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan
December 27, 2020, Form 10-K, Exhibit 10.50

10.20**	Form of Restricted Stock Unit Retention Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	August 7, 2024, Form 10-Q, Exhibit 10.2

10.21**	Bloomin’ Brands, Inc. Executive Change in Control Plan, effective December 6, 2012	December 7, 2012, Form 8-K, Exhibit 10.1

10.22**	Amended and Restated Severance Pay Plan for Salaried Employees L-8/Vice President and Above effective October 21, 2024	October 24, 2024, Form 8-K, Exhibit 10.1

10.23**	Amended and Restated Officer Employment Agreement, effective April 1, 2019, by and between David J. Deno and Bloomin’ Brands, Inc.	March 31, 2019, Form 10-Q, Exhibit 10.3

10.24**	Employment Offer Letter Agreement, dated as of March 7, 2019, between Bloomin’ Brands, Inc. and Christopher Meyer	March 31, 2019, Form 10-Q, Exhibit 10.4

10.25**	Employment Offer Letter Agreement, dated as of May 1, 2019, between Kelly Lefferts and Bloomin’ Brands, Inc.	June 30, 2019, Form 10-Q, Exhibit 10.4

10.26**	Amendment to Officer Employment Agreement, dated as of April 6, 2020, between Bloomin’ Brands, Inc. and David J. Deno	March 29, 2020, Form 10-Q, Exhibit 10.4

10.27**	Second Amendment to Officer Employment Agreement, dated as of February 21, 2022, between Bloomin’ Brands, Inc. and David J. Deno	December 26, 2021, Form 10-K, Exhibit 10.48

10.28**	Employment Offer Letter Agreement, dated as of April 3, 2024, between Bloomin’ Brands, Inc. and Michael Healy	May 8, 2024, Form 10-Q, Exhibit 10.4

10.29**	Employment Offer Letter Agreement, dated as of August 21, 2024, between Bloomin’ Brands, Inc. and Michael L. Spanos	November 8, 2024, Form 10-Q, Exhibit 10.2

10.30**	Employment Offer Letter Agreement, dated as of January 6, 2025, between Bloomin’ Brands, Inc. and Pat Hafner	Filed herewith

10.31**	Position and Retention Letter, effective March 15, 2024, by and between Gregg Scarlett and Bloomin’ Brands, Inc.	December 31, 2023, Form 10-K, Exhibit 10.36

10.32**	Separation Agreement, dated as of September 3, 2024, by and between Astrid Isaacs and Bloomin’ Brands, Inc.	November 8, 2024, Form 10-Q, Exhibit 10.3

10.33	Agreement, dated as of January 2, 2024, by and among Bloomin’ Brands, Inc, Starboard Value LP and other parties set forth on this signature pages thereto	January 2, 2024, Form 8-K, Exhibit 10.1

10.34	Form of Convertible Note Hedge Transactions confirmation	May 11, 2020, Form 8-K, Exhibit 10.1

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.35	Form of Warrant Transactions confirmation	May 11, 2020, Form 8-K, Exhibit 10.2

10.36	Form of Accelerated Share Repurchase Confirmation	May 8, 2024, Form 10-Q, Exhibit 10.2

10.37	Form of Exchange Agreement	May 8, 2024, Form 10-Q, Exhibit 10.3

19.1	Bloomin Brand’s, Inc. Insider Trading Policy	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

97.1	Bloomin’ Brands, Inc. Compensation Recovery Policy	December 31, 2023, Form 10-K, Exhibit 97.1

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

*Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(2)(ii).

**Management contract or compensatory plan or arrangement required to be filed as an exhibit.

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

Date:	February 26, 2025	Bloomin’ Brands, Inc.

By: /s/ Michael L. Spanos
Michael L. Spanos Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael L. Spanos	Chief Executive Officer and Director (Principal Executive Officer)
Michael L. Spanos		February 26, 2025

/s/ W. Michael Healy	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
W. Michael Healy		February 26, 2025

/s/ Philip Pace	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Philip Pace		February 26, 2025

/s/ R. Michael Mohan	Chairman of the Board and Director
R. Michael Mohan		February 26, 2025

/s/ David George	Director
David George		February 26, 2025

/s/ Lawrence Jackson	Director
Lawrence Jackson		February 26, 2025

/s/ Julie Kunkel	Director
Julie Kunkel		February 26, 2025

/s/ Rohit Lal	Director
Rohit Lal		February 26, 2025

/s/ Tara Walpert Levy	Director
Tara Walpert Levy		February 26, 2025

/s/ John J. Mahoney	Director
John J. Mahoney		February 26, 2025

/s/ Melanie Marein-Efron	Director
Melanie Marein-Efron		February 26, 2025

/s/ Jonathan Sagal	Director
Jonathan Sagal		February 26, 2025

/s/ James L. Dinkins	Director
James L. Dinkins		February 26, 2025