Form 10-Q
period 2025-03-30
Bloomin' Brands, Inc.
filed 2025-05-08
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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

As of May 5, 2025, 85,061,349 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 30, 2025
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	MARCH 30, 2025	DECEMBER 29, 2024
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$57,691	$70,056
Inventories	60,565	68,699
Other current assets, net	200,625	158,775
Current assets of discontinued operations held for sale	—	22,989
Total current assets	318,881	320,519
Property, fixtures and equipment, net	951,544	948,521
Operating lease right-of-use assets	1,031,937	1,012,857
Goodwill	213,323	213,323
Intangible assets, net	428,135	429,091
Deferred income tax assets, net	193,783	185,522
Equity method investment	61,776	—
Other assets, net	105,991	74,471
Non-current assets of discontinued operations held for sale	—	200,501
Total assets	$3,305,370	$3,384,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$143,246	$153,161
Current operating lease liabilities	161,188	158,806
Accrued and other current liabilities	156,360	178,314
Unearned revenue	317,671	374,099
Current liabilities of discontinued operations held for sale	—	87,956
Total current liabilities	778,465	952,336
Non-current operating lease liabilities	1,095,873	1,088,518
Deferred income tax liabilities, net	23,934	33,822
Long-term debt, net	917,610	1,027,398
Other long-term liabilities, net	104,638	93,420
Non-current liabilities of discontinued operations held for sale	—	49,865
Total liabilities	2,920,520	3,245,359
Commitments and contingencies (Note 15)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of March 30, 2025 and December 29, 2024	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 84,987,054 and 84,854,768 shares issued and outstanding as of March 30, 2025 and December 29, 2024, respectively	850	849
Additional paid-in capital	1,261,204	1,273,288
Accumulated deficit	(883,682)	(925,834)
Accumulated other comprehensive income (loss)	2,225	(212,793)
Total Bloomin’ Brands stockholders’ equity	380,597	135,510
Noncontrolling interests	4,253	3,936
Total stockholders’ equity	384,850	139,446
Total liabilities and stockholders’ equity	$3,305,370	$3,384,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 30, 2025	MARCH 31, 2024
Revenues
Restaurant sales	$1,029,517	$1,046,690
Franchise and other revenues	20,077	22,383
Total revenues	1,049,594	1,069,073
Costs and expenses
Food and beverage	313,304	315,521
Labor and other related	315,250	314,718
Other restaurant operating	258,135	254,868
Depreciation and amortization	43,947	42,700
General and administrative	61,377	59,476
Provision for impaired assets and restaurant closings	350	10,873
Total costs and expenses	992,363	998,156
Income from operations	57,231	70,917
Loss on extinguishment of debt	—	(135,797)
Interest expense, net	(11,187)	(13,676)
Income (loss) before provision for income taxes	46,044	(78,556)
Provision for income taxes	903	6,642
Loss from equity method investment, net of tax	(1,291)	—
Net income (loss) from continuing operations	43,850	(85,198)
Net (loss) income from discontinued operations, net of tax	(254)	2,908
Net income (loss)	43,596	(82,290)
Less: net income attributable to noncontrolling interests	1,444	1,582
Net income (loss) attributable to Bloomin’ Brands	$42,152	$(83,872)

Net income (loss)	$43,596	$(82,290)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,353)	(1,931)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	217,548	—
Net (loss) gain on derivatives, net of tax	(177)	1,157
Comprehensive income (loss)	258,614	(83,064)
Less: comprehensive income attributable to noncontrolling interests	1,444	1,582
Comprehensive income (loss) attributable to Bloomin’ Brands	$257,170	$(84,646)

Basic earnings (loss) per share:
Continuing operations	$0.50	$(1.00)
Discontinued operations	—	0.03
Net basic earnings (loss) per share	$0.50	$(0.96)

Diluted earnings (loss) per share:
Continuing operations	$0.50	$(1.00)
Discontinued operations	—	0.03
Net diluted earnings (loss) per share	$0.50	$(0.96)

Weighted average common shares outstanding:
Basic	84,902	87,024
Diluted	85,130	87,024

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 29, 2024	84,855	$849	$1,273,288	$(925,834)	$(212,793)	$3,936	$139,446
Net income	—	—	—	42,152	—	1,444	43,596
Other comprehensive income, net of tax	—	—	—	—	215,018	—	215,018
Cash dividends declared, $0.15 per common share	—	—	(12,747)	—	—	—	(12,747)
Stock-based compensation	—	—	1,229	—	—	—	1,229
Common stock issued under stock plans (1)	132	1	(566)	—	—	—	(565)
Distributions to noncontrolling interests	—	—	—	—	—	(1,800)	(1,800)
Contributions from noncontrolling interests	—	—	—	—	—	673	673
Balance, March 30, 2025	84,987	$850	$1,261,204	$(883,682)	$2,225	$4,253	$384,850

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2023	86,969	$870	$1,115,387	$(528,831)	$(178,304)	$2,881	$412,003
Net (loss) income	—	—	—	(83,872)	—	1,582	(82,290)
Other comprehensive loss, net of tax	—	—	—	—	(774)	—	(774)
Cash dividends declared, $0.24 per common share	—	—	(21,075)	—	—	—	(21,075)
Repurchase and retirement of common stock	(6,948)	(69)	(44,000)	(188,834)	—	—	(232,903)
Stock-based compensation	—	—	2,448	—	—	—	2,448
Common stock issued under stock plans (1)	590	6	(2,403)	—	—	—	(2,397)
Distributions to noncontrolling interests	—	—	—	—	—	(2,043)	(2,043)
Contributions from noncontrolling interests	—	—	—	—	—	330	330
Issuance of common stock from repurchase of convertible senior notes	7,489	74	216,078	—	—	—	216,152
Retirement of convertible senior note hedges	(289)	(3)	126,543	(8,343)	—	—	118,197
Retirement of warrants	—	—	(102,213)	—	—	—	(102,213)
Balance, March 31, 2024	87,811	$878	$1,290,765	$(809,880)	$(179,078)	$2,750	$305,435
________________
(1)Net of shares withheld for employee taxes.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 30, 2025	MARCH 31, 2024

Cash flows provided by operating activities:
Net income (loss)	$43,596	$(82,290)
Net (loss) income from discontinued operations, net of tax	(254)	2,908
Net income (loss) from continuing operations	43,850	(85,198)
Adjustments to reconcile Net income (loss) from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	43,947	42,700
Amortization of debt discounts and issuance costs	779	734
Amortization of deferred gift card sales commissions	6,897	7,498
Provision for impaired assets and restaurant closings	350	10,873
Stock-based compensation expense	1,229	2,448
Deferred income tax expense	2,292	1,077
Loss on extinguishment of debt	—	135,797
Loss on foreign currency forward contracts	10,250	—
Loss from equity method investment, net of tax	1,291	—
Foreign currency translation gain on installment receivable from sale of business	(7,922)	—
Interest income on installment receivable from sale of business	(3,420)	—
Other, net	662	(2,114)
Change in assets and liabilities	(29,365)	(46,936)
Net cash provided by operating activities of continuing operations	70,840	66,879
Net cash provided by operating activities of discontinued operations	2,625	6,907
Net cash provided by operating activities	$73,465	$73,786
Cash flows provided by (used in) investing activities:
Capital expenditures	$(45,771)	$(53,768)
Payments on foreign currency forward contracts	(9,885)	—
Cash received from sale, net of tax withheld and cash left in business	95,863	—
Other investments, net	1,149	287
Net cash provided by (used in) investing activities of continuing operations	41,356	(53,481)
Net cash used in investing activities of discontinued operations	(1,623)	(11,104)
Net cash provided by (used in) investing activities	$39,733	$(64,585)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 30, 2025	MARCH 31, 2024

Cash flows (used in) provided by financing activities:
Proceeds from borrowings on revolving credit facilities	$385,000	$550,000
Repayments of borrowings on revolving credit facilities	(495,000)	(296,000)
Repayments of long-term debt and finance lease obligations	(636)	(440)
Principal settlements and repurchase of convertible senior notes	—	(2,335)
Proceeds from retirement of convertible senior note hedges	—	118,197
Payments for retirement of warrants	—	(102,213)
Payment of taxes from share-based compensation, net	(565)	(2,397)
Distributions to noncontrolling interests	(1,800)	(2,043)
Contributions from noncontrolling interests	673	330
Purchase of noncontrolling interests	(100)	(100)
Repurchase of common stock	—	(232,903)
Cash dividends paid on common stock	(12,747)	(21,075)
Net cash (used in) provided by financing activities of continuing operations	(125,175)	9,021
Net cash used in financing activities of discontinued operations	(65)	(263)
Net cash (used in) provided by financing activities	(125,240)	8,758
Effect of exchange rate changes on cash and cash equivalents	(323)	(668)
Net (decrease) increase in cash and cash equivalents	(12,365)	17,291
Cash and cash equivalents as of the beginning of the period	70,056	114,373
Cash and cash equivalents as of the end of the period	$57,691	$131,664
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,537	$10,011
Cash paid for income taxes, net of refunds	$15,802	$3,189
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$36,008	$25,679
Leased assets obtained in exchange for new finance lease liabilities	$3,692	$3
Capital expenditures included in current liabilities	$23,620	$36,909
Shares issued on settlement of convertible senior notes	$—	$216,152
Shares received and retired on exercise of call option under bond hedge upon settlement of convertible senior notes	$—	$(8,346)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Description of the Business and Basis of Presentation

Description of the Business - Bloomin’ Brands (“Bloomin’ Brands” or the “Company”) owns and operates casual, upscale casual and fine dining restaurants. OSI Restaurant Partners, LLC (“OSI”) is the Company’s primary operating entity. The Company’s restaurant portfolio includes Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants are operated under franchise agreements.

Basis of Presentation - The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments necessary for fair statement of results for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Unless otherwise noted, disclosures within these Notes to Consolidated Financial Statements relate solely to the Company’s continuing operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2024.

Recently Issued Financial Accounting Standards Not Yet Adopted - In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU No. 2023-09”) which expands existing income tax disclosures, including disaggregation of the Company’s effective income tax rate reconciliation table and income taxes paid disclosures. ASU No. 2023-09 is effective for the Company beginning with the 2025 Form 10-K, with early adoption permitted, and may be applied either prospectively for reporting periods after the effective date or retrospectively to prior periods presented. The Company is currently evaluating the impact ASU No. 2023-09 will have on its disclosures.

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

Reclassifications - The Company reclassified certain immaterial amounts in prior period financial statements to conform to the current period’s presentation. These reclassifications had no effect on previously reported net income.

2.    Discontinued Operations

On December 30, 2024 (the “Closing Date”), an indirect wholly owned subsidiary of the Company (the “Seller”) completed the sale of 67% of the ownership interest in its business in Brazil (the “Disposal Group”) to a fund managed by an affiliate of Vinci Partners Investments Ltd. (the “Buyer”) (the “Brazil Sale Transaction”). Following the closing, the Brazil restaurants began operating as unconsolidated franchisees.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The aggregate consideration paid to the Seller consists of 67% of the enterprise valuation of the Disposal Group in the amount of R$2.06 billion Brazilian Reais, which equals R$1.4 billion Brazilian Reais (approximately $225.3 million in U.S. Dollars based on the exchange rate on the Closing Date), subject to customary adjustments, and withholding for Brazilian taxes (the “Purchase Price”). On December 30, 2024 the Company received cash proceeds, net of withheld income taxes, of $103.9 million, in U.S. dollars based on the exchange rate on the Closing Date, representing 52% of the Purchase Price. The proceeds were applied to the Company’s revolving credit facility during the thirteen weeks ended March 30, 2025. The second installment payment, representing 48% of the Purchase Price, is due on the first anniversary of the Closing Date (based on the exchange rate on the date of payment) and will generate interest income based on the interbank deposit rate in Brazil until paid. During the thirteen weeks ended March 30, 2025 the Company recorded a pretax gain on the sale of the Disposal Group of $2.9 million within Net (loss) income from discontinued operations, net of tax in its Consolidated Statements of Operations and Comprehensive Income (Loss).

The sale represents a strategic shift to a primarily franchised model for the Company’s international operations. The assets and liabilities of the Disposal Group were classified as held for sale on the Company’s Consolidated Balance Sheet as of December 29, 2024. For the thirteen weeks ended March 30, 2025 and March 31, 2024, all sales, direct costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption titled (Loss) income from discontinued operations, net of tax in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented.

As of the Closing Date, the fair value of the Company’s retained interest was $59.9 million based on the proportional enterprise valuation of the Disposal Group, adjusted for debt used by the Buyer to fund a portion of the Purchase Price and to be pushed down to the operating entity subsequent to the second installment payment. See Note 3 - Equity Method Investment for additional details regarding the Company’s retained interest in its Brazil operations.

(Loss) income from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) includes the following for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024
Revenues	$—	$132,810
Operating costs and expenses	—	126,574
Gain on sale of Brazil business (1)	2,903	—
Income from operations	2,903	6,236
Provision for income taxes	3,157	3,328
(Loss) income from discontinued operations, net of tax	$(254)	$2,908
____________________
(1)Includes $1.6 million of foreign currency translation gains on contingent consideration assets and indemnification liabilities, as discussed below.

Contingent Consideration Assets and Indemnification Liabilities - During the thirteen weeks ended March 30, 2025, the Company recognized contingent consideration assets of $29.3 million and indemnification liabilities of $6.9 million within Other assets, net and Other long-term liabilities, net, respectively, on the Company’s Consolidated Balance Sheet in connection with the Brazil Sale Transaction. As of March 30, 2025, the Company’s balance of contingent consideration assets and indemnification liabilities, which are denominated in Brazilian Reais, increased to $31.5 million and $7.5 million, respectively, as a result of fluctuations in foreign exchange rates. All future activity related to contingent consideration assets and indemnification liabilities, including foreign exchange gains and losses, will also be reflected in discontinued operations.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
3.    Equity Method Investment

Subsequent to the Brazil Sale Transaction, the Company retained a 33% interest in the franchisee of the Company’s restaurants in Brazil, which is accounted for using the equity method of accounting. To ensure timely reporting, the Company records the results of the equity method investment in Brazil on a calendar basis one-month lag.

As of March 30, 2025, the carrying value of the Company’s equity method investment was $61.8 million and is recorded in Equity method investment on its Consolidated Balance Sheet. The Company’s proportionate share of net loss from its equity interest was $1.3 million for the quarter ended March 30, 2025 and is recorded within Loss from equity method investment, net of tax in the Consolidated Statements of Operations and Comprehensive Income (Loss).

4.    Revenue Recognition

The following table includes the disaggregation of Restaurant sales and franchise revenues by restaurant concept and segment for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 30, 2025		MARCH 31, 2024
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$597,481	$8,169	$603,613	$8,320
Carrabba’s Italian Grill	184,330	662	184,429	736
Bonefish Grill	135,991	104	144,503	160
Fleming’s Prime Steakhouse & Wine Bar	102,328	—	96,162	—
Other	—	—	2,189	38
U.S. total	1,020,130	8,935	1,030,896	9,254
International Franchise (1)	—	9,283	—	10,112
Other (2)	9,387	22	15,794	—
Total	$1,029,517	$18,240	$1,046,690	$19,366
________________
(1)The thirteen weeks ended March 30, 2025 include intercompany royalties from Brazil prior to the sale and royalties from Brazil after the sale.
(2)Includes Restaurant sales for Company-owned restaurants in Hong Kong and China.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	MARCH 30, 2025	DECEMBER 29, 2024
Other current assets, net
Deferred gift card sales commissions	$13,127	$16,935

Unearned revenue
Deferred gift card revenue	$308,738	$366,059
Deferred loyalty revenue	6,599	6,073
Deferred franchise fees - current	492	490
Other	1,842	1,477
Total Unearned revenue	$317,671	$374,099

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,010	$3,901

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024
Balance, beginning of the period	$16,935	$18,081
Deferred gift card sales commissions amortization	(6,897)	(7,498)
Deferred gift card sales commissions capitalization	3,973	3,914
Other	(884)	(977)
Balance, end of the period	$13,127	$13,520

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024
Balance, beginning of the period	$366,059	$372,551
Gift card sales	46,526	45,161
Gift card redemptions	(97,594)	(101,016)
Gift card breakage	(6,253)	(6,062)
Balance, end of the period	$308,738	$310,634

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
5.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the period indicated:

THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 31, 2024
Impairment losses
U.S.	$1,852
Other	—
Total impairment losses	1,852
Restaurant closure charges
U.S.	9,084
Other	(63)
Total restaurant closure charges	9,021
Provision for impaired assets and restaurant closings (1)	$10,873
________________
(1)Primarily related to the closure of 36 predominantly older, underperforming U.S. restaurants (the “2023 Restaurant Closures”). Activity for the thirteen weeks ended March 30, 2025 is immaterial.

6.    Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 30, 2025	MARCH 31, 2024
Net income (loss) attributable to Bloomin’ Brands	$42,152	$(83,872)
Net (loss) income from discontinued operations, net of tax	(254)	2,908
Net income (loss) attributable to Bloomin’ Brands from continuing operations	$42,406	$(86,780)

Basic weighted average common shares outstanding	84,902	87,024

Effect of dilutive securities:
Stock-based compensation awards	228	—
Diluted weighted average common shares outstanding	85,130	87,024

Basic earnings (loss) per share:
Continuing operations	$0.50	$(1.00)
Discontinued operations	—	0.03
Net basic earnings (loss) per share	$0.50	$(0.96)

Diluted earnings (loss) per share:
Continuing operations	$0.50	$(1.00)
Discontinued operations	—	0.03
Net diluted earnings (loss) per share	$0.50	$(0.96)

Antidilutive stock-based compensation awards	2,151	1,095

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
7.    Stock-based Compensation Plans

The following table presents a summary of the Company’s performance-based share units (“PSUs”) and restricted stock units (“RSUs”) activity:

			WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT		AGGREGATE INTRINSIC VALUE (1)
(in thousands, except per unit data)	PSUs	RSUs	PSUs	RSUs	PSUs	RSUs
Outstanding as of December 29, 2024	722	1,044	$27.42	$19.80	$8,860	$12,814
Granted (2)	312	727	$7.75	$7.83
Performance adjustment (3)	(229)	—	$26.10	$—
Vested	—	(184)	$—	$23.88
Forfeited	(172)	(129)	$27.81	$22.55
Outstanding as of March 30, 2025	633	1,458	$18.12	$13.06	$4,692	$10,801
Expected to vest as of March 30, 2025 (4)	312	1,458			$2,309	$10,801
________________
(1)Based on the $12.27 and $7.41 share price of the Company’s common stock on December 27, 2024 and March 28, 2025, the last trading day of the year ended December 29, 2024 and thirteen weeks ended March 30, 2025, respectively.
(2)The weighted average dividend yield was 6.40% and 6.46% for PSUs and RSUs, respectively. For PSU’s, a new performance structure was used for grants beginning in 2025. The new structure contains separate performance goals that are set at the beginning of each of the three annual performance periods and cliff vest after three years.
(3)Represents adjustment to 0% payout for PSUs granted during 2022.
(4)For PSUs, estimated number of units to be issued upon the vesting of outstanding PSUs based on Company performance projections of performance criteria set forth in the 2023, 2024 and 2025 PSU award agreements.

The following represents unrecognized stock-based compensation expense and the remaining weighted average recognition period as of March 30, 2025:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE RECOGNITION PERIOD (in years)
Performance-based share units	$2,349	2.9
Restricted stock units	$14,925	2.3

8.    Supplemental Balance Sheet Information

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 30, 2025	DECEMBER 29, 2024
Prepaid expenses	$28,329	$23,102
Installment receivable from sale of business	120,214	—
Accounts receivable - gift cards, net	8,016	73,113
Accounts receivable - vendors, net	13,538	29,233
Accounts receivable - franchisees, net	3,061	2,975
Accounts receivable - other, net	9,443	9,280
Deferred gift card sales commissions	13,127	16,935
Other current assets, net	4,897	4,137
	$200,625	$158,775

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 30, 2025	DECEMBER 29, 2024
Company-owned life insurance	$30,999	$31,971
Deferred debt issuance costs - revolving credit facility (1)	10,176	10,743
Liquor licenses	22,533	22,422
Contingent consideration assets	31,493	—
Other assets	10,790	9,335
	$105,991	$74,471
________________
(1)Net of accumulated amortization of $1.2 million and $0.6 million as of March 30, 2025 and December 29, 2024, respectively.

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 30, 2025	DECEMBER 29, 2024
Accrued payroll and other compensation	$50,961	$64,522
Accrued insurance	16,334	19,527
Other current liabilities	89,065	94,265
	$156,360	$178,314

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 30, 2025	DECEMBER 29, 2024
Accrued insurance	$36,499	$33,519
Deferred compensation obligations	29,342	32,597
Other long-term liabilities (1)	38,797	27,304
	$104,638	$93,420
________________
(1)Includes indemnification liabilities in connection with the Brazil Sale Transaction. See Note 2 – Discontinued Operations for additional details.

Long-term debt, net, consisted of the following as of the periods indicated:

	MARCH 30, 2025		DECEMBER 29, 2024
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)	$600,000	6.22%	$710,000	6.52%
2025 Notes (2)	20,724	5.00%	20,724	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Long-term debt	920,724		1,030,724
Less: unamortized debt discount and issuance costs	(3,114)		(3,326)
Long-term debt, net	$917,610		$1,027,398
________________
(1)Interest rate represents the weighted average interest rate as of the respective periods.
(2)Obligations under the 2025 Notes, which matured on May 1, 2025, have been classified as long-term, reflecting the Company’s intent and ability to refinance these notes through borrowings on its existing revolving credit facility. On May 1, 2025, the 2025 Notes were settled primarily using borrowings from the revolving credit facility.

Debt Covenants - As of March 30, 2025 and December 29, 2024, the Company was in compliance with its debt covenants.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
9.    Convertible Senior Notes

The following table includes the outstanding principal amount and carrying value of the Company’s remaining 5.00% convertible senior notes due in 2025 (the “2025 Notes”) as of the periods indicated:

(dollars in thousands)	MARCH 30, 2025	DECEMBER 29, 2024
Principal	$20,724	$20,724
Less: unamortized debt issuance costs	(14)	(56)
Net carrying amount	$20,710	$20,668

Following is a summary of interest expense for the 2025 Notes by component for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024
Coupon interest	$259	$1,006
Debt issuance cost amortization	42	158
Total interest expense (1)	$301	$1,164
________________
(1)The effective rate of the 2025 Notes over their expected life is 5.85%.

The 2025 Notes matured on May 1, 2025, and were settled in cash for $20.7 million, excluding accrued interest. In connection with the maturity of the 2025 Notes, the related convertible note hedges entered into with certain purchasers of the 2025 Notes and/or their respective affiliates and other financial institutions expired.

The warrants remain proportional to the 2025 Notes that matured May 1, 2025 and have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the warrants. The warrants expire on various dates following the maturity of the 2025 Notes through November 21, 2025, unless the Company terminates the warrants prior to their scheduled expiration. In connection with dividends paid during thirteen weeks ended March 30, 2025, the strike price for the remaining warrants decreased to $14.60.

10.    Stockholders’ Equity

Share Repurchases - In February 2024, the Company’s Board of Directors (the “Board”) approved a $350.0 million share repurchase authorization (the “2024 Share Repurchase Program”). As of March 30, 2025, $96.8 million remained available for repurchase.

Dividends - The Company declared and paid dividends per share during fiscal year 2025 as follows:

(dollars in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.15	$12,747

In April 2025, the Board declared a quarterly cash dividend of $0.15 per share, payable on June 4, 2025 to shareholders of record at the close of business on May 20, 2025.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accumulated Other Comprehensive Income (Loss) - The following table is a rollforward of the components of Accumulated Other Comprehensive Income (Loss) for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024
Foreign currency translation:
Balance, beginning of the period	$(212,172)	$(177,689)
Foreign currency translation adjustment (1)	(2,353)	(1,931)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	217,548	—
Balance, end of the period	$3,023	$(179,620)
(Loss) gain on derivatives, net of tax:
Balance, beginning of the period	$(621)	$(615)
Change in fair value of derivatives, net of tax	(200)	1,435
Reclassification realized in Net income (loss), net of tax	23	(278)
Balance, end of the period	$(798)	$542
Accumulated other comprehensive income (loss):
Balance beginning of the period	$(212,793)	$(178,304)
Other comprehensive income (loss) attributable to Bloomin' Brands	215,018	(774)
Balance, end of the period	$2,225	$(179,078)
____________________
(1)Represents foreign currency translation adjustments primarily related to the Company’s equity method investment.

11.    Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk - In March 2024 and December 2023, OSI entered into 11 interest rate swap agreements with ten counterparties (the “Swap Transactions”) to manage its exposure to fluctuations in variable interest rates that include one and two-year tenors. The remaining Swap Transactions have an aggregate notional amount of $275.0 million with the following terms:

NOTIONAL AMOUNT	WEIGHTED AVERAGE FIXED INTEREST RATE (1)	EFFECTIVE DATE	TERMINATION DATE
$100,000,000	4.34%	December 29, 2023	December 31, 2025
175,000,000	4.40%	March 29, 2024	March 31, 2026
$275,000,000	4.38%
____________________
(1)The weighted average fixed interest rate excludes the term SOFR adjustment and interest rate spread described below.

In connection with the remaining Swap Transactions, the Company effectively converted $275.0 million of its outstanding indebtedness from SOFR, plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points, to the weighted average fixed interest rates within the table above, plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points. The Swap Transactions have an embedded floor of minus 0.10%.

The Swap Transactions have been designated and qualify as cash flow hedges, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $1.1 million of interest expense will be reclassified from Accumulated Other Comprehensive Income (Loss) to Interest expense, net over the next 12 months related to the Swap Transactions.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents the fair value and classification of the Company’s swap agreements as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	MARCH 30, 2025	DECEMBER 29, 2024
Interest rate swaps - liability	Accrued and other current liabilities	$951	$579
Interest rate swaps - liability	Other long-term liabilities, net	121	255
Total fair value of derivative instruments - liabilities (1)		$1,072	$834
____________________
(1)    See Note 13 - Fair Value Measurements for fair value discussion of the interest rate swaps.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 30, 2025, all counterparties to the Swap Transactions performed in accordance with their contractual obligations.

As of March 30, 2025 and December 29, 2024, the fair value of the Company’s Swap Transactions was in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, of $1.1 million and $0.8 million, respectively. As of March 30, 2025 and December 29, 2024, the Company has not posted any collateral related to the Swap Transactions.

The Swap Transactions contain provisions whereby the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness. If the Company had breached any of these provisions as of March 30, 2025 and December 29, 2024, it could have been required to settle its obligations under the Swap Transactions at their termination value of $1.1 million and $0.8 million, respectively.

Non-Designated Hedges

During the fourth quarter of 2024, the Company entered into foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the Brazilian Reais rate risk associated with the purchase price installment payments from the Brazil Sale Transaction. As of March 30, 2025, the Company had R$697.0 million Brazilian Reais (approximately $120.2 million U.S. Dollars) of outstanding notional amounts related to its foreign currency forward contracts. The liability and asset related to the foreign exchange forward contracts as of March 30, 2025 and December 29, 2024 are not material. As of March 30, 2025 and December 29, 2024, the Company has not posted any collateral related to the foreign currency forward contracts.

The following table summarizes the effects of the Company’s foreign exchange forward contracts on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the period indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	THIRTEEN WEEKS ENDED
(dollars in thousands)		MARCH 30, 2025
Loss on foreign currency forward contracts (1)	General and administrative	$10,250
____________________
(1)The loss on foreign currency forward contracts is materially offset by the gains on foreign currency exchange related to the installment receivable from the Brazil Sale Transaction.

The Company’s interest rate swaps and foreign currency forward contracts are subject to master netting arrangements. As of March 30, 2025, the Company elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
12.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	MARCH 30, 2025	DECEMBER 29, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,031,937	$1,012,857
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	12,271	10,058
Total lease assets, net		$1,044,208	$1,022,915

Current operating lease liabilities	Current operating lease liabilities	$161,188	$158,806
Current finance lease liabilities	Accrued and other current liabilities	3,338	2,618
Non-current operating lease liabilities	Non-current operating lease liabilities	1,095,873	1,088,518
Non-current finance lease liabilities	Other long-term liabilities, net	10,694	8,359
Total lease liabilities		$1,271,093	$1,258,301
________________
(1)Net of accumulated amortization of $4.7 million and $4.0 million as of March 30, 2025 and December 29, 2024, respectively.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	THIRTEEN WEEKS ENDED
(dollars in thousands)		MARCH 30, 2025	MARCH 31, 2024
Operating lease cost (1)	Other restaurant operating	$42,305	$42,932
Variable lease cost	Other restaurant operating	1,192	1,054
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	690	513
Interest on lease liabilities	Interest expense, net	239	175
Sublease revenue	Franchise and other revenues	(1,702)	(1,735)
Lease costs, net		$42,724	$42,939
________________
(1)Excludes rent expense for office facilities and Company-owned closed or subleased properties of $3.6 million and $3.4 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively, which is included in General and administrative expense.

The following table is a summary of cash flow impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$47,242	$47,244

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	MEASUREMENT LEVEL	FAIR VALUE
(dollars in thousands)			MARCH 30, 2025	DECEMBER 29, 2024
Assets:
Short-term investments	Cash and cash equivalents	Level 1	$4,982	$11,868
Foreign currency forward contracts	Other current assets, net	Level 2	$—	$304

Liabilities:
Interest rate swaps	Accrued and other current liabilities	Level 2	$951	$579
Foreign currency forward contracts	Other current liabilities, net	Level 2	$192	$—
Interest rate swaps	Other long-term liabilities	Level 2	$121	$255

Fair value of each class of financial instruments is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Short-term investments	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps and foreign currency forward contracts. Fair value measurements are based on the contractual terms of the derivatives and observable market-based inputs. Interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. Foreign currency forwards are valued by comparing the contracted forward exchange rate to the current market forward exchange rate. Key inputs for the valuation of the foreign currency forwards are spot rates, foreign currency forward rates, and the interest rate curve of the domestic currency. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of March 30, 2025 and December 29, 2024, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments consist of cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported on the Company’s Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	MARCH 30, 2025		DECEMBER 29, 2024
(dollars in thousands)	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
Senior secured credit facility - revolving credit facility	$600,000	$600,000	$710,000	$710,000
2025 Notes	$20,724	$20,562	$20,724	$24,145
2029 Notes	$300,000	$259,005	$300,000	$270,132

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
14.    Income Taxes

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024
Income (loss) before provision for income taxes	$46,044	$(78,556)
Provision for income taxes	$903	$6,642
Effective income tax rate	2.0%	(8.5)%

The effective income tax rate for the thirteen weeks ended March 30, 2025 increased by 10.5 percentage points as compared to the thirteen weeks ended March 31, 2024. This increase was primarily due to impact of the non-deductible losses associated with the repurchase of $83.6 million of the outstanding 2025 Notes (the “Second 2025 Notes Partial Repurchase”) recorded in the thirteen weeks ended March 31, 2024 which, relative to a pre-tax book loss, resulted in a negative effective income tax rate. The increase was partially offset by the benefit of FICA tax credits on certain employees’ tips in 2025 relative to forecasted pretax book income.

In the U.S., a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce Income (loss) before provision for income taxes.

The effective income tax rate for the thirteen weeks ended March 30, 2025 was lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the benefit of FICA tax credits on certain tipped wages.

The effective income tax rate for the thirteen weeks ended March 31, 2024 was lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the impact of nondeductible losses associated with the Second 2025 Notes Partial Repurchase, partially offset by the benefit of FICA tax credits on certain tipped wages which, relative to a pre-tax book loss during the quarter, resulted in a negative effective income tax rate.

15.    Commitments and Contingencies

Litigation and Other Matters - The Company recorded reserves of $2.2 million and $2.3 million for certain of its outstanding legal proceedings as of March 30, 2025 and December 29, 2024, respectively, within Accrued and other current liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of March 30, 2025, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was $11.6 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of March 30, 2025 was $9.4 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements generally govern its ability to pursue and recover damages incurred. As of March 30, 2025 and December 29, 2024, the Company’s recorded contingent lease liability was $1.8 million and $1.6 million, respectively.

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
Carrabba’s Italian Grill (Abbraccio)
_________________
(1)Includes franchise locations.

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 29, 2024. Revenues for all segments include only transactions with customers and exclude intersegment revenues. There were no material transactions among reportable segments. Excluded from Income from operations for U.S. are certain legal and corporate costs not directly related to the performance of the segment, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses. The below segment disclosures have been recast to include amounts that relate solely to the Company’s continuing operations. In the tables below, “other” includes amounts related to the Company’s equity method investment in Brazil and its Hong Kong subsidiary.

The following table is a summary of revenues by segment for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024
Revenues
U.S.	$1,030,903	$1,043,104
International Franchise	9,283	10,112
Total segment revenues	1,040,186	1,053,216
All other revenues	9,408	15,857
Total revenues	$1,049,594	$1,069,073

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents segment operating income and significant segment expense information for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024
U.S.
Total revenues	$1,030,903	$1,043,104
Less:
Food and beverage	310,312	311,549
Labor and other related	312,705	311,199
Other restaurant operating	253,609	246,172
Other (1)	66,607	76,700
Total segment expenses	943,233	945,620
Income from operations	$87,670	$97,484

International Franchise
Total revenues	$9,283	$10,112
Less:
Total segment expenses (2)	279	423
Income from operations	$9,004	$9,689

Total segment
Total revenues	$1,040,186	$1,053,216
Less:
Total segment expenses	943,512	946,043
Total segment income from operations	$96,674	$107,173
_________________
(1)Includes depreciation and amortization, general and administrative and impairment expense.
(2)Includes general and administrative expense.

The following table is a reconciliation of segment income from operations to Income (loss) before provision for income taxes for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024
Total segment income from operations	$96,674	$107,173
Unallocated corporate operating expense	(39,768)	(35,739)
Other income (loss) from operations	325	(517)
Total income from operations	57,231	70,917
Loss on extinguishment of debt	—	(135,797)
Interest expense, net	(11,187)	(13,676)
Income (loss) before provision for income taxes	$46,044	$(78,556)

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a summary of depreciation and amortization and capital expenditures by segment for the periods indicated:

	THIRTEEN WEEKS ENDED
	DEPRECIATION AND AMORTIZATION		CAPITAL EXPENDITURES
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024	MARCH 30, 2025	MARCH 31, 2024
U.S.	$41,613	$39,968	$42,301	$48,589
Corporate	2,084	2,053	6,353	2,296
Other	250	679	—	332
Total	$43,947	$42,700	$48,654	$51,217

The following table sets forth Total assets by segment as of the periods indicated:

(dollars in thousands)	MARCH 30, 2025	DECEMBER 29, 2024
Assets
U.S.	$2,653,142	$2,735,251
International Franchise	104,480	103,242
Total segment assets	$2,757,622	$2,838,493
Corporate	466,923	306,560
Other	80,825	16,262
Assets of discontinued operations held for sale	—	223,490
Total assets	$3,305,370	$3,384,805

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

(iv)Economic and geopolitical conditions, including recent tariff developments, and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

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

(x)The impacts of our operations in Brazil as a minority investor and franchisor following our recent sale transaction;

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

(xvii)Any impairment in the carrying value of our goodwill or other intangible or long-lived assets and its effect on our financial condition and results of operations; and

(xviii)Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 29, 2024.

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

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of March 30, 2025, we owned and operated 980 restaurants and franchised 486 restaurants across 46 states, Guam and 12 countries. Our restaurant portfolio includes: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Overview - Our financial overview for the thirteen weeks ended March 30, 2025 from continuing operations includes the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of (0.5)% and (1.3)%, respectively;
•Decrease in Total revenues of (1.8)% as compared to the first quarter of 2024;
•Operating income and restaurant-level operating margins of 5.5% and 13.9%, respectively, as compared to 6.6% and 15.4%, respectively, for the first quarter of 2024;
•Operating income of $57.2 million as compared to $70.9 million in the first quarter of 2024; and
•Diluted earnings per share of $0.50 as compared to $(1.00) for the first quarter of 2024.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data - The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	MARCH 30, 2025	MARCH 31, 2024
U.S.
Outback Steakhouse
Company-owned	552	544
Franchised	121	125
Total	673	669
Carrabba’s Italian Grill
Company-owned	191	192
Franchised	17	18
Total	208	210
Bonefish Grill
Company-owned	162	162
Franchised	4	4
Total	166	166
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	65	64
Aussie Grill
Company-owned	—	4
Franchised	1	2
Total	1	6
U.S. total	1,113	1,115
International Franchise
Outback Steakhouse - Brazil (1)	178	—
Outback Steakhouse - South Korea	98	92
Other (1)	67	48
International Franchise total	343	140
International other - Company-owned
Outback Steakhouse - Hong Kong/China	10	19
Outback Steakhouse - Brazil (1)	—	159
Other - Brazil (1)	—	18
System-wide total	1,466	1,451
System-wide total - Company-owned	980	1,162
System-wide total - Franchised	486	289
____________________
(1)Following the close of the Brazil Sale Transaction on December 30, 2024, all restaurants in that market operate as unconsolidated franchisees and the related store count is no longer reported on a one-month lag. See Note 2 - Discontinued Operations of the Notes to Consolidated Financial Statements for further details. The March 31, 2024 restaurant counts for Brazil, are reported as of February 29, 2024, to correspond with the balance sheet date of this subsidiary.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

REVENUES

Restaurant Sales - Following is a summary of the change in Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 31, 2024	$1,046.7
Change from:
Restaurant closures (1)	(27.5)
Comparable restaurant sales	(6.1)
Restaurant openings (2)	16.4
For the period ended March 30, 2025	$1,029.5
________________
(1)Includes the restaurant sales impact from the closure of 58 restaurants since December 31, 2023.
(2)Includes restaurant sales from 25 new restaurants not included in our comparable restaurant sales base.

Average Restaurant Unit Volumes and Operating Weeks - Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 30, 2025	MARCH 31, 2024
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$82,423	$83,012
Carrabba’s Italian Grill	$74,224	$72,325
Bonefish Grill	$64,573	$66,661
Fleming’s Prime Steakhouse & Wine Bar	$123,287	$115,580
Operating weeks:
U.S.
Outback Steakhouse	7,182	7,205
Carrabba’s Italian Grill	2,483	2,550
Bonefish Grill	2,106	2,168
Fleming’s Prime Steakhouse & Wine Bar	830	832

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person (Decreases) Increases - Following is a summary of comparable restaurant sales, traffic and average check per person (decreases) increases for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 30, 2025	MARCH 31, 2024
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (1)
Outback Steakhouse	(1.3)%	(1.2)%
Carrabba’s Italian Grill	1.4%	0.4%
Bonefish Grill	(4.0)%	(4.9)%
Fleming’s Prime Steakhouse & Wine Bar	5.1%	(2.0)%
Combined U.S.	(0.5)%	(1.6)%

Traffic:
U.S.
Outback Steakhouse	(4.1)%	(4.2)%
Carrabba’s Italian Grill	(0.3)%	(2.9)%
Bonefish Grill	(9.4)%	(7.1)%
Fleming’s Prime Steakhouse & Wine Bar	(0.5)%	(5.0)%
Combined U.S.	(3.9)%	(4.3)%

Average check per person (2):
U.S.
Outback Steakhouse	2.8%	3.0%
Carrabba’s Italian Grill	1.7%	3.3%
Bonefish Grill	5.4%	2.2%
Fleming’s Prime Steakhouse & Wine Bar	5.6%	3.0%
Combined U.S.	3.4%	2.7%
____________________
(1)Relocated restaurants closed more than 60 days are excluded from comparable restaurant sales until at least 18 months after reopening.
(2)Includes the impact of menu pricing changes, product mix and discounts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
COSTS AND EXPENSES

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Restaurant sales or Total revenues for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 30, 2025	MARCH 31, 2024
Revenues
Restaurant sales	98.1%	97.9%
Franchise and other revenues	1.9	2.1
Total revenues	100.0	100.0
Costs and expenses
Food and beverage (1)	30.4	30.1
Labor and other related (1)	30.6	30.1
Other restaurant operating (1)	25.1	24.3
Depreciation and amortization	4.2	4.0
General and administrative	5.8	5.6
Provision for impaired assets and restaurant closings	*	1.0
Total costs and expenses	94.5	93.4
Income from operations	5.5	6.6
Loss on extinguishment of debt	—	(12.7)
Interest expense, net	(1.1)	(1.2)
Income (loss) before provision for income taxes	4.4	(7.3)
Provision for income taxes	0.1	0.7
Loss from equity method investment, net of tax	(0.1)	—
Net income (loss) from continuing operations	4.2	(8.0)
Net (loss) income from discontinued operations, net of tax	(*)	0.3
Net income (loss)	4.2	(7.7)
Less: net income attributable to noncontrolling interests	0.2	0.1
Net income (loss) attributable to Bloomin’ Brands	4.0%	(7.8)%
____________________
(1)As a percentage of Restaurant sales.
*    Less than 1/10th of one percent of Total revenues.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Thirteen weeks ended March 30, 2025 as compared to thirteen weeks ended March 31, 2024

Food and beverage cost increased as a percentage of Restaurant sales primarily due to 0.9% from unfavorable product cost mix and 0.7% from commodity inflation. These increases were partially offset by decreases as a percentage of Restaurant sales of 1.1% in menu pricing and 0.3% from cost-saving and productivity initiatives.

Labor and other related expense increased as a percentage of Restaurant sales primarily due to 1.1% from higher hourly and field management labor costs, mainly due to wage rate inflation, partially offset by a decrease of 0.5% from an increase in average check per person.

Other restaurant operating expense increased as a percentage of Restaurant sales primarily due to 1.3% from higher restaurant-level operating and supply expenses, mainly due to inflation. This increase was partially offset by decreases as a percentage of Restaurant sales of 0.3% from an increase in average check per person and 0.2% from certain cost-saving and productivity initiatives.

General and administrative expense increased as a percentage of Total revenues primarily due to severance and costs associated with our foreign currency forward contracts.

Loss on extinguishment of debt during the thirteen weeks ended March 31, 2024 was in connection with the Second 2025 Notes Partial Repurchase.

Provision for income taxes for the thirteen weeks ended March 30, 2025 includes the benefit of FICA tax credits on certain employees’ tips in 2025 relative to forecasted pretax book income. Provision for income taxes for the thirteen weeks ended March 31, 2024 includes the impact of the non-deductible losses associated with the Second 2025 Notes Partial Repurchase.

SEGMENT PERFORMANCE

Revenues for both segments include transactions with customers and royalties from franchisees. There were no material transactions among reportable segments. Excluded from Income from operations for U.S. are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses. The below segment disclosures have been recast to include amounts that relate solely to our continuing operations.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Summary financial data - Following is a summary of financial data by segment for the periods indicated:

	U.S.
	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024
Revenues
Restaurant sales (1)	$1,020,130	$1,030,896
Franchise and other revenues	10,773	12,208
Total revenues	$1,030,903	$1,043,104
Income from continuing operations	$87,670	$97,484
Operating income margin, continuing operations	8.5%	9.3%

	INTERNATIONAL FRANCHISE
	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024
Franchise revenues (2)	$9,283	$10,112

Income from continuing operations	$9,004	$9,689
____________________
(1)The decrease was primarily due to lower comparable restaurant sales and the net impact of restaurant closures and openings.
(2)Includes royalties from international franchisees and intercompany royalties from Brazil operations at a 5% royalty rate prior to the Brazil Sale Transaction. On December 30, 2024, we entered into franchise agreements in connection with the Brazil Sale Transaction that include royalty rates that are lower than our historical intercompany rates and on the low end of our international franchisee royalty percentage range.

Income from continuing operations

U.S. - The decrease in U.S. Income from operations generated during the thirteen weeks ended March 30, 2025 as compared to the thirteen weeks ended March 31, 2024 was primarily due to: (i) lower restaurant sales, (ii) higher operating, labor and commodity costs, primarily due to inflation, and (iii) unfavorable product cost mix. These decreases were partially offset by: (i) an increase in average check per person, primarily due to pricing, (ii) the lapping of 2024 impairment and closure costs in connection with the 2023 Restaurant Closures and (iii) the impact of certain cost-saving and productivity initiatives.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Non-GAAP Financial Measures

Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations - The following table reconciles consolidated Income from continuing operations and the corresponding margin to restaurant-level operating income from continuing operations and consolidated adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024
Income from continuing operations	$57,231	$70,917
Operating income margin, continuing operations	5.5%	6.6%
Less:
Franchise and other revenues	20,077	22,383
Plus:
Depreciation and amortization	43,947	42,700
General and administrative	61,377	59,476
Provision for impaired assets and restaurant closings	350	10,873
Restaurant-level operating income from continuing operations	$142,828	$161,583
Restaurant-level operating margin, continuing operations	13.9%	15.4%
Adjustments:
Closure-related charges	—	434
Total restaurant-level operating income adjustments	—	434
Adjusted restaurant-level operating income from continuing operations	$142,828	$162,017
Adjusted restaurant-level operating margin, continuing operations	13.9%	15.5%

Adjusted Income from Operations Non-GAAP Reconciliations - The following table reconciles Income from continuing operations and the corresponding margin to adjusted income from operations and the corresponding margin for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 30, 2025	MARCH 31, 2024
Income from continuing operations	$57,231	$70,917
Operating income margin, continuing operations	5.5%	6.6%
Adjustments:
Total restaurant-level operating income adjustments (1)	—	434
Severance and other transformational costs (2)	6,058	—
Foreign currency forward contract costs (3)	2,328	—
Asset impairments and closure-related charges (4)	(1,929)	12,521
Total income from operations adjustments	6,457	12,955
Adjusted income from operations, continuing operations	$63,688	$83,872
Adjusted operating income margin, continuing operations	6.1%	7.8%
_________________
(1)See the Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations table above for details regarding restaurant-level operating income adjustments.
(2)Severance and other costs incurred as a result of transformational and restructuring activities.
(3)Costs in connection with the foreign currency forward contracts that mostly offset foreign currency exchange risk associated with installment payments from the Brazil Sale Transaction.
(4)Primarily includes gains from certain lease terminations for the thirteen weeks ended March 30, 2025. Includes asset impairment, closure costs and severance in connection with the 2023 Restaurant Closures for the thirteen weeks ended March 31, 2024.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted Net Income and Adjusted Diluted Earnings Per Share Non-GAAP Reconciliations - The following table reconciles Net income (loss) attributable to Bloomin’ Brands to adjusted net income and adjusted diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 30, 2025	MARCH 31, 2024
Net income (loss) attributable to Bloomin’ Brands	$42,152	$(83,872)
Net (loss) income from discontinued operations, net of tax	(254)	2,908
Net income (loss) attributable to Bloomin’ Brands from continuing operations (1)	42,406	(86,780)
Adjustments:
Income from operations adjustments (2)	6,457	12,955
Loss on extinguishment of debt (3)	—	135,797
Total adjustments, before income taxes	6,457	148,752
Adjustment to provision for income taxes (4)	1,130	(1,043)
Net adjustments, continuing operations	7,587	147,709
Adjusted net income, continuing operations	49,993	60,929
Adjusted net (loss) income, discontinued operations (5)	(254)	2,585
Adjusted net income	$49,739	$63,514

Diluted earnings (loss) per share:
Continuing operations	$0.50	$(1.00)
Discontinued operations	—	0.03
Net diluted earnings (loss) per share	$0.50	$(0.96)

Adjusted diluted earnings per share
Continuing operations	$0.59	$0.64
Discontinued operations	—	0.03
Adjusted diluted earnings per share (6)(7)	$0.58	$0.67

Diluted weighted average common shares outstanding (7)	85,130	87,024
Adjusted diluted weighted average common shares outstanding (6)(7)	85,130	95,376
_________________
(1)Represents net income (loss) from continuing operations less net income attributable to noncontrolling interests.
(2)See the Adjusted Income from Operations Non-GAAP Reconciliations table above for details regarding Income from operations adjustments.
(3)Includes losses in connection with the Second 2025 Notes Partial Repurchase, including settlements of the related convertible senior note hedges and warrants.
(4)Includes the tax effects of non-GAAP adjustments determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates for all periods presented. The thirteen weeks ended March 30, 2025 include an adjustment to income tax expense related to foreign currency gains on the Brazil sale installment receivable. For the thirteen weeks ended March 31, 2024, the difference between GAAP and adjusted effective income tax rates primarily relates to nondeductible losses and other tax costs associated with the Second 2025 Notes Partial Repurchase.
(5)Includes net (loss) income from our Brazil operations for the periods presented. See Note 2 - Discontinued Operations of the Notes to Consolidated Financial Statements for additional details regarding the Brazil Sale Transaction.
(6)Adjusted diluted weighted average common shares outstanding for the thirteen weeks ended March 31, 2024 were calculated including the effect of 4.3 million dilutive securities for outstanding 2025 Notes and the effect of 3.1 million dilutive securities for the Warrant Transactions, as defined below. In connection with the offering of the 2025 Notes, we entered into convertible note hedge transactions and concurrently entered into warrant transactions relating to the same number of shares of our common stock (the “Warrant Transactions”). The impact of dilutive securities for the outstanding 2025 Notes and the Warrant Transactions were immaterial for the thirteen weeks ended March 30, 2025. Adjusted diluted earnings per share and adjusted diluted weighted average common shares outstanding for the thirteen weeks ended March 31, 2024 have been recast to remove the 4.3 million share benefit of the convertible note hedge transactions we issued in connection with the offering of the 2025 Notes, which was previously included as a non-GAAP share adjustment.
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

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 30, 2025	MARCH 31, 2024
U.S.
Outback Steakhouse	$130	$133
Carrabba’s Italian Grill	11	12
Bonefish Grill	2	3
U.S. total	143	148
International Franchise
Outback Steakhouse - Brazil (1)	106	124
Outback Steakhouse - South Korea	80	82
Other	31	31
International Franchise total	217	237
Total franchise sales	$360	$385
_________________
(1)The decrease in Brazil sales primarily resulted from fluctuations in foreign exchange rates. The thirteen weeks ended March 30, 2025, includes activity for December 31, 2024 through March 30, 2025 and the thirteen weeks ended March 31, 2024, includes activity for December 1, 2024 through February 29, 2024.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 30, 2025, we had $57.7 million in cash and cash equivalents, of which $4.7 million was held by foreign affiliates.

As of March 30, 2025, we did not have aggregate undistributed foreign earnings from our consolidated foreign subsidiaries.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY			TOTAL CREDIT FACILITIES
(dollars in thousands)	REVOLVING CREDIT FACILITY	2025 NOTES	2029 NOTES
Balance as of December 29, 2024	$710,000	$20,724	$300,000	$1,030,724
2025 new debt	385,000	—	—	385,000
2025 payments	(495,000)	—	—	(495,000)
Balance as of March 30, 2025 (1)	$600,000	$20,724	$300,000	$920,724

Interest rates, as of March 30, 2025 (2)	6.22%	5.00%	5.13%
Principal maturity date	September 2029	May 2025	April 2029
____________________
(1)On May 1, 2025, the 2025 Notes were settled primarily using borrowings from the revolving credit facility.
(2)Interest rate for revolving credit facility represents the weighted average interest rate as of March 30, 2025.

As of March 30, 2025, we had $583.7 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $16.3 million.

Our credit agreement, as amended, contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities.

As of March 30, 2025 and December 29, 2024, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

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

Brazil Sale Transaction - On December 30, 2024 we received cash proceeds, net of withheld income taxes, of $103.9 million, in U.S. dollars based on the exchange rate on the Closing Date, representing 52% of the total Purchase Price from the Brazil Sale Transaction, and applied the proceeds to our revolving credit facility during the thirteen weeks ended March 30, 2025. The second installment payment, representing 48% of total proceeds from the Brazil Sale Transaction, is due on December 30, 2025, which we also anticipate applying towards the revolving credit facility.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Dividends and Share Repurchases - In April 2025, our Board declared a quarterly cash dividend of $0.15 per share, payable on June 4, 2025. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

In February 2024, our Board approved a $350.0 million share repurchase authorization. As of March 30, 2025, $96.8 million remained available for repurchase.

The following table presents our dividends and share repurchases for the periods indicated:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2024	$82,574	$265,695	$348,269
First fiscal quarter 2025	12,747	—	12,747
Total	$95,321	$265,695	$361,016

Summary of Cash Flows and Financial Condition

Cash Flows - The following chart presents a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated:

Operating Activities - The increase in net cash provided by operating activities during the thirteen weeks ended March 30, 2025 as compared to the thirteen weeks ended March 31, 2024 was primarily due to changes in working capital partially offset by lower net earnings.

Investing Activities - Net cash provided by investing activities during the thirteen weeks ended March 30, 2025 was primarily due to the proceeds from the Brazil sale, net of taxes withheld, partially offset by capital expenditures and payments on foreign currency forward contracts. Net cash used in investing activities during the thirteen weeks ended March 31, 2024 was primarily due to capital expenditures.

Financing Activities - Net cash used in financing activities during the thirteen weeks ended March 30, 2025 was primarily due to net payments on the revolving credit facility from the proceeds on the Brazil Sale Transaction. Net cash provided by financing activities during the thirteen weeks ended March 31, 2024 was primarily due to net

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
draws on the revolving credit facility exceeding cash used to repurchase common stock and net cash received from the partial unwind agreements relating to a portion of the convertible note hedge and warrant transactions that were entered into in connection with the issuance of the 2025 Notes.

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	MARCH 30, 2025	DECEMBER 29, 2024
Current assets	$318,881	$320,519
Current liabilities	778,465	952,336
Working capital (deficit)	$(459,584)	$(631,817)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $317.7 million and $374.1 million as of March 30, 2025 and December 29, 2024, respectively, and (ii) current operating lease liabilities of $161.2 million and $158.8 million as of March 30, 2025 and December 29, 2024, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirteen weeks ended March 30, 2025 and that are applicable to us and likely to have material effect on our consolidated financial statements but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in commodity prices, labor inflation and foreign currency exchange rates and interest rates. We believe that there have been no material changes in our market risk since December 29, 2024. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 29, 2024 for further information regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the thirteen weeks ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.
PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors,” in our 2024 Form 10-K which could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2024 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the thirteen weeks ended March 30, 2025 that were not registered under the Securities Act.

Share Repurchases - In February 2024, our Board approved a share repurchase authorization of up to $350.0 million of our outstanding common stock as announced in our press release issued February 23, 2024 (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program will expire on August 13, 2025.

We did not repurchase any of our outstanding common stock during the thirteen weeks ended March 30, 2025. As of March 30, 2025, we had $96.8 million of remaining share repurchase authorization under the 2024 Share Repurchase Program.

Item 5. Other Information

Rule 10b5-1 Trading Plans - During the thirteen weeks ended March 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan (incorporated herein by reference to the Definitive Proxy Statement filed by Bloomin’ Brands, Inc. on March 4, 2025)	March 4, 2025, Definitive Proxy Statement

10.2*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	April 23, 2025, Form 8-K, Exhibit 10.2

10.3*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	April 23, 2025, Form 8-K, Exhibit 10.3

10.4*	Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	April 23, 2025, Form 8-K, Exhibit 10.4

10.5*	Form of Restricted Cash Award Agreement for cash awards granted to executive management under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	April 23, 2025, Form 8-K, Exhibit 10.5

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date:	May 8, 2025	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Philip Pace
Philip Pace Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

[Remainder of page intentionally left blank]