Form 10-Q
period 2025-06-29
Bloomin' Brands, Inc.
filed 2025-08-07
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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

As of August 4, 2025, 85,068,422 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 29, 2025
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	JUNE 29, 2025	DECEMBER 29, 2024
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$50,308	$70,056
Inventories	57,153	68,699
Other current assets, net	224,503	158,775
Current assets of discontinued operations held for sale	—	22,989
Total current assets	331,964	320,519
Property, fixtures and equipment, net	941,676	948,521
Operating lease right-of-use assets	1,015,518	1,012,857
Goodwill	213,323	213,323
Intangible assets, net	427,179	429,091
Deferred income tax assets, net	205,993	185,522
Equity method investment	61,702	—
Other assets, net	110,193	74,471
Non-current assets of discontinued operations held for sale	—	200,501
Total assets	$3,307,548	$3,384,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$142,521	$153,161
Current operating lease liabilities	162,509	158,806
Accrued and other current liabilities	163,752	178,314
Unearned revenue	308,416	374,099
Current liabilities of discontinued operations held for sale	—	87,956
Total current liabilities	777,198	952,336
Non-current operating lease liabilities	1,077,983	1,088,518
Deferred income tax liabilities, net	23,610	33,822
Long-term debt, net	917,073	1,027,398
Other long-term liabilities, net	110,390	93,420
Non-current liabilities of discontinued operations held for sale	—	49,865
Total liabilities	2,906,254	3,245,359
Commitments and contingencies (Note 15)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of June 29, 2025 and December 29, 2024	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 85,062,439 and 84,854,768 shares issued and outstanding as of June 29, 2025 and December 29, 2024, respectively	851	849
Additional paid-in capital	1,250,403	1,273,288
Accumulated deficit	(858,263)	(925,834)
Accumulated other comprehensive income (loss)	4,246	(212,793)
Total Bloomin’ Brands stockholders’ equity	397,237	135,510
Noncontrolling interests	4,057	3,936
Total stockholders’ equity	401,294	139,446
Total liabilities and stockholders’ equity	$3,307,548	$3,384,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Revenues
Restaurant sales	$984,771	$977,779	$2,014,288	$2,024,469
Franchise and other revenues	17,595	21,590	37,672	43,973
Total revenues	1,002,366	999,369	2,051,960	2,068,442
Costs and expenses
Food and beverage	298,332	294,761	611,636	610,282
Labor and other related	315,494	300,332	630,744	615,050
Other restaurant operating	253,225	245,955	511,360	500,823
Depreciation and amortization	44,598	43,390	88,545	86,090
General and administrative	59,527	56,195	120,904	115,671
Provision for impaired assets and restaurant closings	1,540	14,684	1,890	25,557
Total costs and expenses	972,716	955,317	1,965,079	1,953,473
Income from operations	29,650	44,052	86,881	114,969
Loss on extinguishment of debt	—	—	—	(135,797)
Interest expense, net	(10,699)	(15,296)	(21,886)	(28,972)
Income (loss) before (benefit) provision for income taxes	18,951	28,756	64,995	(49,800)
(Benefit) provision for income taxes	(8,748)	2,780	(7,845)	9,422
Loss from equity method investment, net of tax	(1,806)	—	(3,097)	—
Net income (loss) from continuing operations	25,893	25,976	69,743	(59,222)
Net income from discontinued operations, net of tax	779	3,655	525	6,563
Net income (loss)	26,672	29,631	70,268	(52,659)
Less: net income attributable to noncontrolling interests	1,253	1,228	2,697	2,810
Net income (loss) attributable to Bloomin’ Brands	$25,419	$28,403	$67,571	$(55,469)

Net income (loss)	$26,672	$29,631	$70,268	$(52,659)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,731	(9,858)	(622)	(11,789)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	217,548	—
Net gain on derivatives, net of tax	290	330	113	1,487
Comprehensive income (loss)	28,693	20,103	287,307	(62,961)
Less: comprehensive income attributable to noncontrolling interests	1,253	1,228	2,697	2,810
Comprehensive income (loss) attributable to Bloomin’ Brands	$27,440	$18,875	$284,610	$(65,771)

Basic earnings (loss) per share:
Continuing operations	$0.29	$0.29	$0.79	$(0.71)
Discontinued operations	0.01	0.04	0.01	0.08
Net basic earnings (loss) per share	$0.30	$0.33	$0.80	$(0.64)

Diluted earnings (loss) per share:
Continuing operations	$0.29	$0.28	$0.79	$(0.71)
Discontinued operations	0.01	0.04	0.01	0.08
Net diluted earnings (loss) per share	$0.30	$0.32	$0.79	$(0.64)

Weighted average common shares outstanding:
Basic	85,041	86,688	84,971	86,856
Diluted	85,140	88,632	85,135	86,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, March 30, 2025	84,987	$850	$1,261,204	$(883,682)	$2,225	$4,253	$384,850
Net income	—	—	—	25,419	—	1,253	26,672
Other comprehensive income, net of tax	—	—	—	—	2,021	—	2,021
Cash dividends declared, $0.15 per common share	—	—	(12,759)	—	—	—	(12,759)
Stock-based compensation	—	—	2,403	—	—	—	2,403
Common stock issued under stock plans (1)	75	1	(46)	—	—	—	(45)
Distributions to noncontrolling interests	—	—	—	—	—	(1,651)	(1,651)
Contributions from noncontrolling interests	—	—	—	—	—	202	202
Retirement of warrants	—	—	(399)	—	—	—	(399)
Balance, June 29, 2025	85,062	$851	$1,250,403	$(858,263)	$4,246	$4,057	$401,294

Balance, December 29, 2024	84,855	$849	$1,273,288	$(925,834)	$(212,793)	$3,936	$139,446
Net income	—	—	—	67,571	—	2,697	70,268
Other comprehensive income, net of tax	—	—	—	—	217,039	—	217,039
Cash dividends declared, $0.30 per common share	—	—	(25,506)	—	—	—	(25,506)
Stock-based compensation	—	—	3,632	—	—	—	3,632
Common stock issued under stock plans (1)	207	2	(612)	—	—	—	(610)
Distributions to noncontrolling interests	—	—	—	—	—	(3,451)	(3,451)
Contributions from noncontrolling interests	—	—	—	—	—	875	875
Retirement of warrants	—	—	(399)	—	—	—	(399)
Balance, June 29, 2025	85,062	$851	$1,250,403	$(858,263)	$4,246	$4,057	$401,294

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

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 29, 2025	JUNE 30, 2024

Cash flows provided by operating activities:
Net income (loss)	$70,268	$(52,659)
Net income from discontinued operations, net of tax	525	6,563
Net income (loss) from continuing operations	69,743	(59,222)
Adjustments to reconcile Net income (loss) from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	88,545	86,090
Amortization of debt discounts and issuance costs	1,533	1,353
Amortization of deferred gift card sales commissions	11,767	12,661
Provision for impaired assets and restaurant closings	1,890	25,557
Stock-based compensation expense	3,632	2,931
Deferred income tax expense (benefit)	1,055	(7,259)
Loss on extinguishment of debt	—	135,797
Loss on foreign currency forward contracts	18,711	—
Loss from equity method investment, net of tax	3,097	—
Foreign currency translation gain on installment receivable from sale of business	(14,152)	—
Other, net	(1,122)	(2,072)
Change in assets and liabilities	(64,014)	(103,742)
Net cash provided by operating activities of continuing operations	120,685	92,094
Net cash provided by operating activities of discontinued operations	2,443	24,098
Net cash provided by operating activities	$123,128	$116,192
Cash flows used in investing activities:
Capital expenditures	$(84,297)	$(108,242)
Payments on foreign currency forward contracts	(12,436)	—
Cash received from sale, net of tax withheld and cash left in business	95,863	—
Other investments, net	1,290	286
Net cash provided by (used in) investing activities of continuing operations	420	(107,956)
Net cash used in investing activities of discontinued operations	(1,623)	(23,262)
Net cash used in investing activities	$(1,203)	$(131,218)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 29, 2025	JUNE 30, 2024

Cash flows (used in) provided by financing activities:
Proceeds from borrowings on revolving credit facilities	$770,000	$860,000
Repayments of borrowings on revolving credit facilities	(860,000)	(556,000)
Repayments of finance lease obligations	(1,348)	(882)
Principal settlements and repurchase of convertible senior notes	(20,724)	(2,335)
Proceeds from retirement of convertible senior note hedges	—	118,197
Payments for retirement of warrants	(399)	(102,213)
Payment of taxes from share-based compensation, net	(610)	(1,719)
Distributions to noncontrolling interests	(3,451)	(3,474)
Contributions from noncontrolling interests	875	668
Purchase of noncontrolling interests	(100)	(100)
Repurchase of common stock	—	(247,500)
Cash dividends paid on common stock	(25,506)	(41,837)
Net cash (used in) provided by financing activities of continuing operations	(141,263)	22,805
Net cash used in financing activities of discontinued operations	(65)	(517)
Net cash (used in) provided by financing activities	(141,328)	22,288
Effect of exchange rate changes on cash and cash equivalents	(345)	(3,716)
Net (decrease) increase in cash and cash equivalents	(19,748)	3,546
Cash and cash equivalents as of the beginning of the period	70,056	114,373
Cash and cash equivalents as of the end of the period	$50,308	$117,919
Supplemental disclosures of cash flow information:
Cash paid for interest	$29,134	$29,812
Cash paid for income taxes, net of refunds	$22,288	$14,913
Supplemental disclosures of non-cash activities:
Leased assets obtained in exchange for new operating lease liabilities	$42,892	$47,846
Leased assets obtained in exchange for new finance lease liabilities	$5,629	$7
Capital expenditures included in current liabilities	$20,090	$37,668
Shares issued on settlement of convertible senior notes	$—	$216,152
Shares received and retired on exercise of call option under bond hedge upon settlement of convertible senior notes	$—	$(8,346)

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

Reclassifications - The Company reclassified certain immaterial amounts in prior period financial statements to conform to the current period’s presentation. These reclassifications had no effect on previously reported Net income (loss).

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The aggregate consideration paid to the Seller consisted of 67% of the enterprise valuation of the Disposal Group in the amount of R$2.06 billion Brazilian Reais, which equaled R$1.4 billion Brazilian Reais (approximately $225.3 million in U.S. Dollars based on the exchange rate on the Closing Date), subject to customary adjustments, and withholding for Brazilian taxes (the “Purchase Price”). On December 30, 2024, the Company received cash proceeds, net of withheld income taxes, of $103.9 million, in U.S. dollars based on the exchange rate on the Closing Date, representing 52% of the Purchase Price. The proceeds were applied to the Company’s revolving credit facility during the thirteen weeks ended March 30, 2025. The second installment payment, representing 48% of the Purchase Price, is due on the first anniversary of the Closing Date (based on the exchange rate on the date of payment) and will generate interest income based on the interbank deposit rate in Brazil until paid.

The sale represents a strategic shift to a primarily franchised model for the Company’s international operations. The assets and liabilities of the Disposal Group were classified as held for sale on the Company’s Consolidated Balance Sheet as of December 29, 2024. For the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024, all sales, direct costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption titled Net income from discontinued operations, net of tax in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented.

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

Net income from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) includes the following for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Revenues	$—	$125,799	$—	$258,609
Operating costs and expenses	—	123,226	—	249,800
Gain on sale of Brazil business (1)	1,672	—	4,575	—
Income from operations	1,672	2,573	4,575	8,809
Provision (benefit) for income taxes	893	(1,082)	4,050	2,246
Net income from discontinued operations, net of tax	$779	$3,655	$525	$6,563
____________________
(1)The thirteen and twenty-six weeks ended June 29, 2025 include $1.3 million and $2.9 million, respectively, of net foreign currency translation gains on contingent consideration assets and indemnification liabilities, as discussed below.

Contingent Consideration Assets and Indemnification Liabilities - On the Closing Date, the Company recognized contingent consideration assets of $29.3 million, primarily judicial deposits, and indemnification liabilities of $6.9 million, primarily labor and tax exposures, within Other assets, net and Other long-term liabilities, net, respectively, on the Company’s Consolidated Balance Sheet in connection with the Brazil Sale Transaction. As of June 29, 2025, the Company’s balance of contingent consideration assets and indemnification liabilities, which are denominated in Brazilian Reais, increased to $33.1 million and $7.8 million, respectively, as a result of fluctuations in foreign exchange rates. All post-closing adjustments related to contingent consideration assets and indemnification liabilities will be reflected in discontinued operations.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
3.    Equity Method Investment

The Company retained a 33% interest in the franchisee of the Company’s restaurants in Brazil subsequent to the sale, which is accounted for using the equity method of accounting. To ensure timely reporting, the Company records the results of the equity method investment in Brazil on a calendar basis one-month lag.

As of June 29, 2025, the carrying value of the Company’s equity method investment was $61.7 million and is recorded in Equity method investment on its Consolidated Balance Sheet. The Company’s proportionate share of net loss from its equity interest was $1.8 million and $3.1 million for the thirteen and twenty-six weeks ended June 29, 2025, respectively, and is recorded within Loss from equity method investment, net of tax in the Consolidated Statements of Operations and Comprehensive Income (Loss).

4.    Revenue Recognition

The following tables include the disaggregation of Restaurant sales and franchise revenues by restaurant concept and segment for the periods indicated:

	THIRTEEN WEEKS ENDED
	JUNE 29, 2025		JUNE 30, 2024
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$571,897	$7,800	$562,904	$8,076
Carrabba’s Italian Grill	181,141	573	174,576	752
Bonefish Grill	126,671	89	134,279	128
Fleming’s Prime Steakhouse & Wine Bar	95,586	—	88,390	—
Other	—	—	1,939	18
U.S. total	975,295	8,462	962,088	8,974
International Franchise (1)	—	7,051	—	9,444
Other (2)	9,476	10	15,691	—
Total	$984,771	$15,523	$977,779	$18,418

	TWENTY-SIX WEEKS ENDED
	JUNE 29, 2025		JUNE 30, 2024
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$1,169,378	$15,969	$1,166,517	$16,396
Carrabba’s Italian Grill	365,471	1,235	359,005	1,488
Bonefish Grill	262,662	193	278,782	288
Fleming’s Prime Steakhouse & Wine Bar	197,914	—	184,552	—
Other	—	—	4,128	56
U.S. total	1,995,425	17,397	1,992,984	18,228
International Franchise (1)	—	16,334	—	19,556
Other (2)	18,863	32	31,485	—
Total	$2,014,288	$33,763	$2,024,469	$37,784
________________
(1)Includes intercompany royalties from Brazil prior to the sale and royalties from Brazil after the sale.
(2)Includes Restaurant sales for Company-owned restaurants in Hong Kong.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	JUNE 29, 2025	DECEMBER 29, 2024
Other current assets, net
Deferred gift card sales commissions	$12,554	$16,935

Unearned revenue
Deferred gift card revenue	$299,636	$366,059
Deferred loyalty revenue	6,892	6,073
Deferred franchise fees - current	530	490
Other	1,358	1,477
Total Unearned revenue	$308,416	$374,099

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,360	$3,901

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Balance, beginning of the period	$13,127	$13,520	$16,935	$18,081
Deferred gift card sales commissions amortization	(4,870)	(5,163)	(11,767)	(12,661)
Deferred gift card sales commissions capitalization	4,900	4,942	8,873	8,856
Other	(603)	(649)	(1,487)	(1,626)
Balance, end of the period	$12,554	$12,650	$12,554	$12,650

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Balance, beginning of the period	$308,738	$310,634	$366,059	$372,551
Gift card sales	58,035	57,997	104,561	103,158
Gift card redemptions	(63,072)	(65,580)	(160,666)	(166,596)
Gift card breakage	(4,065)	(3,961)	(10,318)	(10,023)
Balance, end of the period	$299,636	$299,090	$299,636	$299,090

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
5.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Impairment losses
U.S.	$5,680	$—	$6,266	$1,852
Other	—	12,471	—	12,471
Total impairment losses	$5,680	$12,471	$6,266	$14,323
Restaurant closure (benefits) charges
U.S.	$(3,726)	$2,135	$(3,670)	$11,219
Other	(414)	78	(706)	15
Total restaurant closure (benefits) charges	(4,140)	2,213	(4,376)	11,234
Provision for impaired assets and restaurant closings (1)	$1,540	$14,684	$1,890	$25,557
________________
(1)For the thirteen and twenty-six weeks ended June 30, 2024, primarily related to the Q2 2024 decision to close nine restaurants in Hong Kong and the closure of 36 predominantly older, underperforming U.S. restaurants (the “2023 Restaurant Closures”).

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
6.    Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Net income (loss) attributable to Bloomin’ Brands	$25,419	$28,403	$67,571	$(55,469)
Net income from discontinued operations, net of tax	779	3,655	525	6,563
Net income (loss) attributable to Bloomin’ Brands from continuing operations	$24,640	$24,748	$67,046	$(62,032)

Basic weighted average common shares outstanding	85,041	86,688	84,971	86,856

Effect of dilutive securities:
Stock-based compensation awards	99	290	151	—
Convertible senior notes (1)	—	1,005	13	—
Warrants (1)	—	649	—	—
Diluted weighted average common shares outstanding	85,140	88,632	85,135	86,856

Basic earnings (loss) per share:
Continuing operations	$0.29	$0.29	$0.79	$(0.71)
Discontinued operations	0.01	0.04	0.01	0.08
Net basic earnings (loss) per share	$0.30	$0.33	$0.80	$(0.64)

Diluted earnings (loss) per share:
Continuing operations	$0.29	$0.28	$0.79	$(0.71)
Discontinued operations	0.01	0.04	0.01	0.08
Net diluted earnings (loss) per share	$0.30	$0.32	$0.79	$(0.64)

Antidilutive stock-based compensation awards	1,754	998	1,953	1,193
Antidilutive convertible senior notes and warrants (2)	1,682	—	1,835	4,554
________________
(1)During the thirteen weeks ended June 29, 2025, the 2025 Notes matured and were settled in cash and the proportional warrants were terminated. See Note 9 - Convertible Senior Notes for additional details.
(2)For the thirteen and twenty-six weeks ended June 29, 2025, the Company’s share price was lower than the conversion and strike price related to the 2025 Notes and related warrants, respectively, which resulted in antidilutive shares. For the twenty-six weeks ended June 30, 2024, as a result of the loss from continuing operations, securities are classified as antidilutive.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
7.    Stock-based Compensation Plans

The following table presents a summary of the Company’s performance-based share units (“PSUs”) and restricted stock units (“RSUs”) activity:

			WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT		AGGREGATE INTRINSIC VALUE (1)
(in thousands, except per unit data)	PSUs	RSUs	PSUs	RSUs	PSUs	RSUs
Outstanding as of December 29, 2024	722	1,044	$27.42	$19.80	$8,860	$12,814
Granted (2)	312	922	$7.75	$7.83
Performance adjustment (3)	(229)	—	$26.10	$—
Vested	—	(266)	$—	$24.13
Forfeited	(176)	(154)	$27.53	$21.53
Outstanding as of June 29, 2025	629	1,546	$18.13	$11.75	$5,445	$13,387
Expected to vest as of June 29, 2025 (4)	309	1,546			$2,678	$13,387
________________
(1)Based on the $12.27 and $8.66 share price of the Company’s common stock on December 27, 2024 and June 27, 2025, the last trading day of the year ended December 29, 2024 and the twenty-six weeks ended June 29, 2025, respectively.
(2)The weighted average dividend yield was 6.40% and 6.60% for PSUs and RSUs, respectively. For PSUs, a new performance structure was used for grants beginning in 2025. The new structure contains separate performance goals that are set at the beginning of each of the three annual performance periods and units earned based on performance will cliff vest after three years.
(3)Represents adjustment to 0% payout for PSUs granted during 2022.
(4)For PSUs, the estimated number of units to be issued upon the vesting of outstanding PSUs is based on Company performance projections of performance criteria set forth in the 2023, 2024 and 2025 PSU award agreements.

The following represents unrecognized stock-based compensation expense and the remaining weighted average recognition period as of June 29, 2025:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE RECOGNITION PERIOD (in years)
Performance-based share units	$2,132	2.7
Restricted stock units	$13,842	2.0

8.    Supplemental Balance Sheet Information

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 29, 2025	DECEMBER 29, 2024
Prepaid expenses	$27,083	$23,102
Installment receivable from sale of business	131,228	—
Accounts receivable - gift cards, net	13,551	73,113
Accounts receivable - vendors, net	17,382	29,233
Accounts receivable - franchisees, net	4,906	2,975
Accounts receivable - other, net	12,541	9,280
Deferred gift card sales commissions	12,554	16,935
Other current assets, net	5,258	4,137
	$224,503	$158,775

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Goodwill and Intangible Assets - The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets during its second fiscal quarter. During the thirteen weeks ended June 29, 2025, the Company performed a quantitative impairment analysis due to the recent decline in the Company’s market capitalization, while its 2024 assessment was qualitative. In connection with these assessments, the Company did not record any impairment charges.

The goodwill analysis indicated that all reporting units had fair values that exceeded their carrying values. However, the Outback Steakhouse and Bonefish Grill reporting units had fair values that decreased to approximately 10% above their respective carrying values. The fair values for the Outback Steakhouse and Bonefish Grill reporting units decreased primarily due to lower cash flow estimates, increased discount rates, lower market multiples, and additionally for Bonefish Grill, a lower long-term growth rate, compared to the last quantitative impairment analysis performed during the quarter ended June 25, 2023.

The quantitative impairment analysis for indefinite-lived intangible assets indicated that all trade names had fair values exceeding their carrying values; however, the Outback Steakhouse trade name’s fair value decreased to approximately 15% above its carrying value. Similar to the goodwill analysis, the fair value of the Outback Steakhouse trade name decreased primarily due to lower projected system-wide sales and an increased discount rate.

Fair value determinations require considerable judgement and are sensitive to changes in underlying assumptions, estimates and market factors. Key assumptions include cash flow estimates (including sales and operating profit), long-term growth rates, discount rates, royalty rates, market multiples and other market factors. Sales declines, unplanned increases in commodity or labor costs, decreases to the market multiples, increases in discount rates, deterioration in overall economic conditions and challenges in the restaurant industry or any such event may impact the Company’s fair value determinations and may result in future impairment charges. It is possible that changes in circumstances or changes in assumptions and estimates could result in impairment of the Company’s goodwill or other intangible assets. Further, as a result of the decreased fair values, the Outback Steakhouse and Bonefish Grill reporting units and the Outback Steakhouse trade name are at a higher risk of future impairment.

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 29, 2025	DECEMBER 29, 2024
Company-owned life insurance	$33,341	$31,971
Deferred debt issuance costs - revolving credit facility (1)	9,609	10,743
Liquor licenses	22,533	22,422
Contingent consideration assets	33,068	—
Other assets	11,642	9,335
	$110,193	$74,471
________________
(1)Net of accumulated amortization of $1.8 million and $0.6 million as of June 29, 2025 and December 29, 2024, respectively.

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 29, 2025	DECEMBER 29, 2024
Accrued payroll and other compensation	$55,951	$64,522
Accrued insurance	22,006	19,527
Other current liabilities	85,795	94,265
	$163,752	$178,314

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 29, 2025	DECEMBER 29, 2024
Accrued insurance	$37,837	$33,519
Deferred compensation obligations	33,049	32,597
Other long-term liabilities (1)	39,504	27,304
	$110,390	$93,420
________________
(1)Includes indemnification liabilities in connection with the Brazil Sale Transaction. See Note 2 – Discontinued Operations for additional details.

Long-term debt, net, consisted of the following as of the periods indicated:

	JUNE 29, 2025		DECEMBER 29, 2024
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)	$620,000	6.51%	$710,000	6.52%
2025 Notes (2)	—		20,724	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Long-term debt	920,000		1,030,724
Less: unamortized debt discount and issuance costs	(2,927)		(3,326)
Long-term debt, net	$917,073		$1,027,398
________________
(1)Interest rate represents the weighted average interest rate as of the respective periods.
(2)On May 1, 2025, the 2025 Notes were settled primarily using borrowings from the revolving credit facility.

Debt Covenants - As of June 29, 2025 and December 29, 2024, the Company was in compliance with its debt covenants.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
9.    Convertible Senior Notes

The Company’s 5.00% convertible senior notes due in 2025 (the “2025 Notes”) matured on May 1, 2025, and were settled in cash for $20.7 million, excluding accrued interest. In connection with the maturity of the 2025 Notes, the related convertible note hedges entered into with certain purchasers of the 2025 Notes and/or their respective affiliates and other financial institutions expired. On May 16, 2025, the Company terminated the remaining proportional warrants in cash for $0.4 million.

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the period indicated:

(dollars in thousands)	DECEMBER 29, 2024
Principal	$20,724
Less: unamortized debt issuance costs	(56)
Net carrying amount	$20,668

Following is a summary of interest expense for the 2025 Notes by component for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Coupon interest	$86	$259	$345	$1,265
Debt issuance cost amortization	14	40	56	198
Total interest expense (1)	$100	$299	$401	$1,463
________________
(1)The effective rate of the 2025 Notes was 5.85%.

10.    Stockholders’ Equity

Dividends - The Company declared and paid dividends per share during fiscal year 2025 as follows:

(dollars in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.15	$12,747
Second fiscal quarter	0.15	12,759
Total cash dividends declared and paid	$0.30	$25,506

In July 2025, the Company’s Board of directors (the “Board”) declared a quarterly cash dividend of $0.15 per share, payable on September 3, 2025 to shareholders of record at the close of business on August 19, 2025.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accumulated Other Comprehensive Income (Loss) - The following table is a rollforward of the components of Accumulated Other Comprehensive Income (Loss) for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Foreign currency translation:
Balance, beginning of the period	$3,023	$(179,620)	$(212,172)	$(177,689)
Foreign currency translation adjustment (1)	1,731	(9,858)	(622)	(11,789)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	217,548	—
Balance, end of the period	$4,754	$(189,478)	$4,754	$(189,478)
(Loss) gain on derivatives, net of tax:
Balance, beginning of the period	$(798)	$542	$(621)	$(615)
Change in fair value of derivatives, net of tax	263	898	63	2,333
Reclassification realized in Net income (loss), net of tax	27	(568)	50	(846)
Balance, end of the period	$(508)	$872	$(508)	$872
Accumulated other comprehensive income (loss):
Balance beginning of the period	$2,225	$(179,078)	$(212,793)	$(178,304)
Other comprehensive income (loss) attributable to Bloomin' Brands	2,021	(9,528)	217,039	(10,302)
Balance, end of the period	$4,246	$(188,606)	$4,246	$(188,606)
____________________
(1)For the thirteen and twenty-six weeks ended June 29, 2025, represents foreign currency translation adjustments primarily related to the Company’s equity method investment.

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

The Swap Transactions have been designated and qualify as cash flow hedges, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $0.7 million of interest expense will be reclassified from Accumulated Other Comprehensive Income (Loss) to Interest expense, net over the next 12 months related to the Swap Transactions.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents the fair value and classification of the Company’s swap agreements as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	JUNE 29, 2025	DECEMBER 29, 2024
Interest rate swaps - liability	Accrued and other current liabilities	$683	$579
Interest rate swaps - liability	Other long-term liabilities, net	—	255
Total fair value of derivative instruments - liabilities (1)		$683	$834
____________________
(1)See Note 13 - Fair Value Measurements for fair value discussion of the interest rate swaps.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of June 29, 2025, all counterparties to the Swap Transactions performed in accordance with their contractual obligations.

The Swap Transactions contain provisions whereby the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness. If the Company had breached any of these provisions as of June 29, 2025 and December 29, 2024, it could have been required to settle its obligations under the Swap Transactions at their termination value of $0.7 million and $0.8 million, respectively. As of June 29, 2025 and December 29, 2024, the Company has not posted any collateral related to the Swap Transactions.

Non-Designated Hedges

During the fourth quarter of 2024, the Company entered into foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the Brazilian Reais rate risk associated with the purchase price installment payments from the Brazil Sale Transaction. As of June 29, 2025, the Company had R$720.0 million Brazilian Reais (approximately $130.6 million U.S. Dollars) of outstanding notional amounts related to its foreign currency forward contracts. The asset related to the foreign exchange forward contracts as of June 29, 2025 and December 29, 2024 is not material as they are short term and typically mature monthly. As of June 29, 2025 and December 29, 2024, the Company has not posted any collateral related to the foreign currency forward contracts.

The following table summarizes the effects of the Company’s foreign exchange forward contracts on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in thousands)		JUNE 29, 2025	JUNE 29, 2025
Loss on foreign currency forward contracts (1)	General and administrative	$8,461	$18,711
____________________
(1)The loss on foreign currency forward contracts is materially offset within General and administrative expense by the gains on foreign currency exchange related to the installment receivable from the Brazil Sale Transaction.

The Company’s interest rate swaps and foreign currency forward contracts are subject to master netting arrangements. As of June 29, 2025, the Company elected not to offset derivative positions in its Consolidated Balance Sheet with the same counterparty under the same agreement.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
12.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	JUNE 29, 2025	DECEMBER 29, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,015,518	$1,012,857
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	13,433	10,058
Total lease assets, net		$1,028,951	$1,022,915

Current operating lease liabilities	Current operating lease liabilities	$162,509	$158,806
Current finance lease liabilities	Accrued and other current liabilities	3,668	2,618
Non-current operating lease liabilities	Non-current operating lease liabilities	1,077,983	1,088,518
Non-current finance lease liabilities	Other long-term liabilities, net	11,589	8,359
Total lease liabilities		$1,255,749	$1,258,301
________________
(1)Net of accumulated amortization of $5.3 million and $4.0 million as of June 29, 2025 and December 29, 2024, respectively.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)		JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Operating lease cost (1)	Other restaurant operating	$42,623	$42,364	$84,928	$85,296
Variable lease cost	Other restaurant operating	1,294	941	2,486	1,995
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	750	511	1,440	1,024
Interest on lease liabilities	Interest expense, net	261	169	500	344
Sublease revenue	Franchise and other revenues	(1,745)	(1,832)	(3,447)	(3,567)
Lease costs, net		$43,183	$42,153	$85,907	$85,092
________________
(1)Excludes rent expense for office facilities and closed or subleased properties of $3.4 million and $3.6 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively, and $7.0 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, which is included in General and administrative expense.

The following table is a summary of cash flow impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$91,977	$93,842

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	MEASUREMENT LEVEL	FAIR VALUE
(dollars in thousands)			JUNE 29, 2025	DECEMBER 29, 2024
Assets:
Short-term investments	Cash and cash equivalents	Level 1	$5,026	$11,868
Foreign currency forward contracts	Other current assets, net	Level 2	$282	$304

Liabilities:
Interest rate swaps	Accrued and other current liabilities	Level 2	$683	$579
Interest rate swaps	Other long-term liabilities	Level 2	$—	$255

Fair value of each class of financial instruments is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Short-term investments	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps and foreign currency forward contracts. Fair value measurements are based on the contractual terms of the derivatives and observable market-based inputs. Interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. Foreign currency forwards are valued by comparing the contracted forward exchange rate to the current market forward exchange rate. Key inputs for the valuation of the foreign currency forwards are spot rates, foreign currency forward rates and the interest rate curve of the domestic currency. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of June 29, 2025 and December 29, 2024, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments consist of cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash equivalents, accounts receivable, including the second installment receivable related to the Brazil Sale Transaction, and accounts payable approximate their carrying amounts reported on the Company’s Consolidated Balance Sheets due to their short duration.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	JUNE 29, 2025		DECEMBER 29, 2024
(dollars in thousands)	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
Senior secured credit facility - revolving credit facility	$620,000	$620,000	$710,000	$710,000
2025 Notes (1)	$—	$—	$20,724	$24,145
2029 Notes	$300,000	$277,776	$300,000	$270,132
________________
(1)On May 1, 2025, the 2025 Notes matured and were settled in cash. See Note 9 - Convertible Senior Notes for additional details.

14.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Income (loss) before (benefit) provision for income taxes	$18,951	$28,756	$64,995	$(49,800)
(Benefit) provision for income taxes	$(8,748)	$2,780	$(7,845)	$9,422
Effective income tax rate	(NM)	9.7%	(12.1)%	(18.9)%
________________
NM Not meaningful.

For the thirteen weeks ended June 29, 2025 and June 30, 2024, the (benefit) provision for income taxes includes the impact of changes to the estimate of forecasted annual pre-tax book income relative to the prior quarter in each respective year and the benefit of FICA tax credits on certain tipped wages.

The effective income tax rate for the twenty-six weeks ended June 29, 2025 includes the benefit of FICA tax credits on certain tipped wages relative to forecasted annual pre-tax book income which resulted in a negative effective income tax rate.

The effective income tax rate for the twenty-six weeks ended June 30, 2024 includes the impact of the non-deductible losses associated with the repurchase of $83.6 million of the outstanding 2025 Notes (the “Second 2025 Notes Partial Repurchase”) recorded in the twenty-six weeks ended June 30, 2024, which, relative to a pre-tax book loss, resulted in a negative effective income tax rate.

In the U.S., a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce Income (loss) before (benefit) provision for income taxes.

The effective income tax rates for the thirteen weeks ended June 29, 2025 and June 30, 2024 and the twenty-six weeks ended June 29, 2025 were lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the benefit of FICA tax credits on certain tipped wages. The effective income tax rate for the twenty-six weeks ended June 30, 2024 was lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the impact of the non-deductible losses associated with the Second 2025 Notes Partial Repurchase partially offset by the benefit of FICA tax credits on certain tipped wages, which, relative to a pre-tax book loss, resulted in a negative effective income tax rate.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacted or modified, among other things, several business tax rules. The Company is currently evaluating the potential impact of the OBBBA and does not anticipate it will have a material impact on the Company’s financial statements.

15.    Commitments and Contingencies

Litigation and Other Matters - The Company recorded reserves of $2.1 million and $2.3 million for certain of its outstanding legal proceedings as of June 29, 2025 and December 29, 2024, respectively, within Accrued and other current liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of June 29, 2025, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was $11.3 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of June 29, 2025 was $8.7 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements generally govern its ability to pursue and recover damages incurred. As of June 29, 2025 and December 29, 2024, the Company’s recorded contingent lease liability was $1.7 million and $1.6 million, respectively.

16.    Segment Reporting

The following is a summary of reportable segments:

REPORTABLE SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S. (1)	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International Franchise	Outback Steakhouse	12 Franchise Markets
Carrabba’s Italian Grill (Abbraccio)
_________________
(1)Includes franchise locations.

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 29, 2024. Revenues for all segments include only transactions with customers and exclude intersegment revenues. There were no material transactions among reportable segments. Excluded from Income from operations for U.S. are certain legal and corporate costs not directly related to the performance of the segment, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses. The below segment disclosures have been recast to include amounts that relate solely to the Company’s continuing operations. In the tables below, “other” includes amounts related to its Hong Kong subsidiary.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a summary of revenues by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Revenues
U.S.	$985,828	$974,173	$2,016,731	$2,017,277
International Franchise	7,051	9,444	16,334	19,556
Total segment revenues	992,879	983,617	2,033,065	2,036,833
All other revenues	9,487	15,752	18,895	31,609
Total revenues	$1,002,366	$999,369	$2,051,960	$2,068,442

The following table presents segment operating income and significant segment expense information for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
U.S.
Total revenues	$985,828	$974,173	$2,016,731	$2,017,277
Less:
Food and beverage	295,414	288,902	605,726	600,451
Labor and other related	307,652	295,685	620,357	606,884
Other restaurant operating	247,446	241,046	501,055	487,218
Other (1)	66,855	68,863	133,462	145,563
Total segment expenses	917,367	894,496	1,860,600	1,840,116
Income from operations	$68,461	$79,677	$156,131	$177,161

International Franchise
Total revenues	$7,051	$9,444	$16,334	$19,556
Less:
Total segment expenses (2)	213	394	492	817
Income from operations	$6,838	$9,050	$15,842	$18,739

Total segment
Total revenues	$992,879	$983,617	$2,033,065	$2,036,833
Less:
Total segment expenses	917,580	894,890	1,861,092	1,840,933
Total segment income from operations	$75,299	$88,727	$171,973	$195,900
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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a reconciliation of segment income from operations to Income (loss) before (benefit) provision for income taxes for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Total segment income from operations	$75,299	$88,727	$171,973	$195,900
Unallocated corporate operating expense	(46,422)	(32,286)	(86,190)	(68,025)
Other income (loss) from operations	773	(12,389)	1,098	(12,906)
Total income from operations	29,650	44,052	86,881	114,969
Loss on extinguishment of debt	—	—	—	(135,797)
Interest expense, net	(10,699)	(15,296)	(21,886)	(28,972)
Income (loss) before (benefit) provision for income taxes	$18,951	$28,756	$64,995	$(49,800)

The following table is a summary of depreciation and amortization by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Depreciation and amortization
U.S.	$42,145	$40,616	$83,758	$80,584
Corporate	2,205	2,214	4,289	4,267
Other	248	560	498	1,239
Total depreciation and amortization	$44,598	$43,390	$88,545	$86,090

The following table is a summary of capital expenditures by segment, excluding non-cash activity, for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024
Capital expenditures
U.S.	$76,906	$103,691
Corporate	7,380	3,836
Other	11	715
Total capital expenditures	$84,297	$108,242

The following table sets forth Total assets by segment as of the periods indicated:

(dollars in thousands)	JUNE 29, 2025	DECEMBER 29, 2024
Assets
U.S.	$2,630,373	$2,735,251
International Franchise	105,776	103,242
Total segment assets	2,736,149	2,838,493
Corporate	494,822	306,560
Other (1)	76,577	16,262
Assets of discontinued operations held for sale	—	223,490
Total assets	$3,307,548	$3,384,805
_________________
(1)Includes the Company’s equity method investment in Brazil.

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

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of June 29, 2025, we owned and operated 985 restaurants and franchised 494 restaurants across 46 states, Guam and 12 countries. Our restaurant portfolio includes: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Overview - Our financial overview for the thirteen weeks ended June 29, 2025 includes the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of (0.1)% and (0.6)%, respectively;
•Increase in Total revenues of 0.3% as compared to the second quarter of 2024;
•Operating income and restaurant-level operating margins of 3.0% and 12.0%, respectively, as compared to 4.4% and 14.0%, respectively, for the second quarter of 2024;
•Operating income of $29.7 million as compared to $44.1 million in the second quarter of 2024; and
•Diluted earnings per share of $0.29 as compared to $0.28 for the second quarter of 2024.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data - The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	JUNE 29, 2025	JUNE 30, 2024
U.S.
Outback Steakhouse
Company-owned	557	549
Franchised	121	125
Total	678	674
Carrabba’s Italian Grill
Company-owned	191	192
Franchised	17	18
Total	208	210
Bonefish Grill
Company-owned	162	162
Franchised	4	4
Total	166	166
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	65	63
Aussie Grill
Company-owned	—	4
Franchised	1	2
Total	1	6
U.S. total	1,118	1,119
International Franchise
Outback Steakhouse - Brazil (1)	185	—
Outback Steakhouse - South Korea	100	93
Other (1)	66	50
International Franchise total	351	143
International other - Company-owned
Outback Steakhouse - Hong Kong/China	10	20
Outback Steakhouse - Brazil (1)	—	165
Other - Brazil (1)	—	18
System-wide total	1,479	1,465
System-wide total - Company-owned	985	1,173
System-wide total - Franchised	494	292
____________________
(1)The June 30, 2024 restaurant counts for Brazil, are reported as of May 31, 2024, to correspond with the balance sheet date of this subsidiary. Following the close of the Brazil Sale Transaction on December 30, 2024, all restaurants in that market operate as unconsolidated franchisees and the related store count is no longer reported on a one-month lag. See Note 2 - Discontinued Operations of the Notes to Consolidated Financial Statements for further details.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

REVENUES

Restaurant Sales - Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 30, 2024	$977.8	$2,024.5
Change from:
Restaurant openings (1)	19.0	35.4
Restaurant closures (2)	(12.9)	(40.4)
Comparable restaurant sales	(0.2)	(5.5)
Other	1.1	0.3
For the periods ended June 29, 2025	$984.8	$2,014.3
________________
(1)The thirteen and twenty-six weeks ended June 29, 2025 include restaurant sales from 32 new restaurants not included in our comparable restaurant sales base.
(2)The thirteen and twenty-six weeks ended June 29, 2025 include the restaurant sales impact from the closure of 23 and 60 restaurants since March 31, 2024 and December 31, 2023, respectively.

Average Restaurant Unit Volumes and Operating Weeks - Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$78,650	$78,698	$80,531	$80,870
Carrabba’s Italian Grill	$72,952	$69,942	$73,588	$71,259
Bonefish Grill	$60,147	$63,760	$62,360	$65,232
Fleming’s Prime Steakhouse & Wine Bar	$113,120	$107,399	$118,158	$111,512
Operating weeks:
U.S.
Outback Steakhouse	7,226	7,108	14,408	14,314
Carrabba’s Italian Grill	2,483	2,496	4,966	5,038
Bonefish Grill	2,106	2,106	4,212	4,274
Fleming’s Prime Steakhouse & Wine Bar	845	823	1,675	1,655

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person (Decreases) Increases - Following is a summary of comparable restaurant sales, traffic and average check per person (decreases) increases for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (1)
Outback Steakhouse	(0.6)%	(0.1)%	(0.9)%	(0.7)%
Carrabba’s Italian Grill	3.9%	2.0%	2.6%	1.2%
Bonefish Grill	(5.8)%	(2.0)%	(4.9)%	(3.5)%
Fleming’s Prime Steakhouse & Wine Bar	3.8%	(1.1)%	4.5%	(1.5)%
Combined U.S.	(0.1)%	(0.1)%	(0.3)%	(0.9)%

Traffic:
U.S.
Outback Steakhouse	(1.0)%	(4.1)%	(2.6)%	(4.1)%
Carrabba’s Italian Grill	0.7%	(1.8)%	0.2%	(2.3)%
Bonefish Grill	(11.4)%	(4.8)%	(10.4)%	(6.0)%
Fleming’s Prime Steakhouse & Wine Bar	(0.6)%	(8.2)%	(0.5)%	(6.5)%
Combined U.S.	(2.0)%	(3.8)%	(3.0)%	(4.1)%

Average check per person (2):
U.S.
Outback Steakhouse	0.4%	4.0%	1.7%	3.4%
Carrabba’s Italian Grill	3.2%	3.8%	2.4%	3.5%
Bonefish Grill	5.6%	2.8%	5.5%	2.5%
Fleming’s Prime Steakhouse & Wine Bar	4.4%	7.1%	5.0%	5.0%
Combined U.S.	1.9%	3.7%	2.7%	3.2%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
COSTS AND EXPENSES

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Restaurant sales or Total revenues for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Revenues
Restaurant sales	98.2%	97.8%	98.2%	97.9%
Franchise and other revenues	1.8	2.2	1.8	2.1
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Food and beverage (1)	30.3	30.1	30.4	30.1
Labor and other related (1)	32.0	30.7	31.3	30.4
Other restaurant operating (1)	25.7	25.2	25.4	24.7
Depreciation and amortization	4.4	4.3	4.3	4.2
General and administrative	5.9	5.6	5.9	5.6
Provision for impaired assets and restaurant closings	0.2	1.5	0.1	1.2
Total costs and expenses	97.0	95.6	95.8	94.4
Income from operations	3.0	4.4	4.2	5.6
Loss on extinguishment of debt	—	—	—	(6.6)
Interest expense, net	(1.1)	(1.5)	(1.0)	(1.4)
Income (loss) before (benefit) provision for income taxes	1.9	2.9	3.2	(2.4)
(Benefit) provision for income taxes	(0.9)	0.3	(0.4)	0.5
Loss from equity method investment, net of tax	(0.2)	—	(0.2)	—
Net income (loss) from continuing operations	2.6	2.6	3.4	(2.9)
Net income from discontinued operations, net of tax	0.1	0.4	*	0.4
Net income (loss)	2.7	3.0	3.4	(2.5)
Less: net income attributable to noncontrolling interests	0.2	0.2	0.1	0.2
Net income (loss) attributable to Bloomin’ Brands	2.5%	2.8%	3.3%	(2.7)%
____________________
(1)As a percentage of Restaurant sales.
*    Less than 1/10th of one percent of Total revenues.

Thirteen weeks ended June 29, 2025 as compared to thirteen weeks ended June 30, 2024

Food and beverage cost increased as a percentage of Restaurant sales primarily due to 1.1% from commodity inflation and 0.2% from unfavorable product cost mix. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.9% from an increase in average check per person, primarily due to menu pricing, and 0.3% from cost-saving and productivity initiatives.

Labor and other related expense increased as a percentage of Restaurant sales primarily due to 1.7% from higher hourly and field management labor costs, mainly due to wage rate inflation and health insurance, partially offset by a decrease of 0.4% from an increase in average check per person.

Other restaurant operating expense increased as a percentage of Restaurant sales primarily due to 0.8% from higher restaurant-level operating and supply expenses, mainly due to inflation, and 0.5% from higher insurance expense. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.6% from lower advertising expense and 0.3% from an increase in average check per person.

Depreciation and amortization expense increased primarily due to new restaurant development.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
General and administrative expense increased primarily due to costs associated with our foreign currency forward contracts.

Provision for impaired assets and restaurant closings decreased primarily due to lapping impairment and closure charges in connection with the Q2 2024 decision to close nine restaurants in Hong Kong and the 2023 Restaurant Closures.

Interest expense, net decreased primarily due to interest income on the second installment receivable related to the Brazil Sale Transaction.

(Benefit) provision for income taxes for the thirteen weeks ended June 29, 2025 and June 30, 2024 includes the impact of changes to the estimate of forecasted annual pre-tax book income relative to the prior quarter in each respective year and the benefit of FICA tax credits on certain tipped wages.

Twenty-six weeks ended June 29, 2025 as compared to twenty-six weeks ended June 30, 2024

Food and beverage cost increased as a percentage of Restaurant sales primarily due to 1.0% from commodity inflation and 0.5% from unfavorable product cost mix. These increases were partially offset by decreases as a percentage of Restaurant sales of 1.0% from an increase in average check per person, primarily due to menu pricing, and 0.3% from cost-saving and productivity initiatives.

Labor and other related expense increased as a percentage of Restaurant sales primarily due to 1.4% from higher hourly and field management labor costs, mainly due to wage rate inflation and health insurance, partially offset by a decrease of 0.4% from an increase in average check per person.

Other restaurant operating expense increased as a percentage of Restaurant sales primarily due to 0.9% from higher restaurant-level operating and supply expenses, mainly due to inflation, and 0.2% from higher insurance expense. These increases were partially offset by decreases as a percentage of Restaurant sales of 0.3% from lower advertising expense and 0.3% from an increase in average check per person.

Depreciation and amortization expense increased primarily due to restaurant development.

General and administrative expense increased primarily due to costs associated with our foreign currency forward contracts and severance partially offset by lower compensation and related expenses.

Provision for impaired assets and restaurant closings decreased primarily due to lapping impairment and closure charges in connection with the 2023 Restaurant Closures and the Q2 2024 decision to close nine restaurants in Hong Kong.

Loss on extinguishment of debt during the twenty-six weeks ended June 30, 2024 was in connection with the Second 2025 Notes Partial Repurchase.

Interest expense, net decreased primarily due to interest income on the second installment receivable related to the Brazil Sale Transaction.

Benefit for income taxes for the twenty-six weeks ended June 29, 2025 includes the benefit of FICA tax credits on certain tipped wages relative to forecasted annual pretax book income. Provision for income taxes for the twenty-six weeks ended June 30, 2024 includes the impact of the non-deductible losses associated with the Second 2025 Notes Partial Repurchase, partially offset by the benefit of FICA tax credits on certain tipped wages.

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

Summary financial data - Following is a summary of financial data by segment for the periods indicated:

	U.S.
	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Revenues
Restaurant sales (1)	$975,295	$962,088	$1,995,425	$1,992,984
Franchise and other revenues	10,533	12,085	21,306	24,293
Total revenues	$985,828	$974,173	$2,016,731	$2,017,277
Income from operations	$68,461	$79,677	$156,131	$177,161
Operating income margin	6.9%	8.2%	7.7%	8.8%

	INTERNATIONAL FRANCHISE
	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Franchise revenues (2)	$7,051	$9,444	$16,334	$19,556

Income from operations	$6,838	$9,050	$15,842	$18,739
____________________
(1)The increase during the thirteen weeks ended June 29, 2025 compared to the thirteen weeks ended June 30, 2024 was primarily due to the net impact of restaurant openings and closures. The increase during the twenty-six weeks ended June 29, 2025 compared to the twenty-six weeks ended June 30, 2024 was primarily due to the net impact of restaurant openings and closures partially offset by lower comparable restaurant sales.
(2)On December 30, 2024, we entered into franchise agreements in connection with the Brazil Sale Transaction that include royalty rates that are lower than our 5% historical intercompany royalty rates and are on the low end of our international franchisee royalty percentage range.

Income from operations

U.S. - The decrease in U.S. Income from operations generated during the thirteen weeks ended June 29, 2025 as compared to the thirteen weeks ended June 30, 2024 was primarily due to higher labor, operating and commodity costs, mainly due to inflation, and unfavorable product cost mix. These decreases were partially offset by: (i) higher restaurants sales, (ii) an increase in average check per person, primarily due to pricing, and (iii) lower advertising expense.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
U.S. - The decrease in U.S. Income from operations generated during the twenty-six weeks ended June 29, 2025 as compared to the twenty-six weeks ended June 30, 2024 was primarily due to higher labor, operating and commodity costs, mainly due to inflation, and unfavorable product cost mix. These decreases were partially offset by: (i) higher restaurants sales, (ii) an increase in average check per person, primarily due to pricing, (iii) the lapping of 2024 impairment and closure costs in connection with the 2023 Restaurant Closures and (iv) lower advertising expense.

Non-GAAP Financial Measures

Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations - The following table reconciles consolidated Income from operations and the corresponding margin to restaurant-level operating income and consolidated adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Income from operations	$29,650	$44,052	$86,881	$114,969
Operating income margin	3.0%	4.4%	4.2%	5.6%
Less:
Franchise and other revenues	17,595	21,590	37,672	43,973
Plus:
Depreciation and amortization	44,598	43,390	88,545	86,090
General and administrative	59,527	56,195	120,904	115,671
Provision for impaired assets and restaurant closings	1,540	14,684	1,890	25,557
Restaurant-level operating income	$117,720	$136,731	$260,548	$298,314
Restaurant-level operating margin	12.0%	14.0%	12.9%	14.7%
Adjustments:
Closure-related charges	—	—	—	434
Total restaurant-level operating income adjustments	—	—	—	434
Adjusted restaurant-level operating income	$117,720	$136,731	$260,548	$298,748
Adjusted restaurant-level operating margin	12.0%	14.0%	12.9%	14.8%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted Income from Operations Non-GAAP Reconciliations - The following table reconciles Income from operations and the corresponding margin to adjusted income from operations and the corresponding margin for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Income from operations	$29,650	$44,052	$86,881	$114,969
Operating income margin	3.0%	4.4%	4.2%	5.6%
Adjustments:
Total restaurant-level operating income adjustments (1)	—	—	—	434
Severance and other transformational costs (2)	3,542	1,000	9,600	1,000
Foreign currency forward contract costs (3)	2,233	—	4,561	—
Asset impairments and closure-related charges (4)	—	14,760	(1,929)	27,280
Total income from operations adjustments	5,775	15,760	12,232	28,714
Adjusted income from operations	$35,425	$59,812	$99,113	$143,683
Adjusted operating income margin	3.5%	6.0%	4.8%	6.9%
_________________
(1)See the Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations table above for details regarding restaurant-level operating income adjustments.
(2)The thirteen and twenty-six weeks ended June 29, 2025 include severance and other costs incurred as a result of transformational and restructuring activities. The thirteen and twenty-six weeks ended June 30, 2024 include fees incurred in connection with a project-based strategic initiative.
(3)Represents costs in connection with the foreign currency forward contracts that mostly offset foreign currency exchange risk associated with installment payments from the Brazil Sale Transaction.
(4)The twenty-six weeks ended June 29, 2025 primarily includes gains from certain lease terminations. The thirteen and twenty-six weeks ended June 30, 2024 include asset impairment, closure costs and severance primarily in connection with the Q2 2024 decision to close nine restaurants in Hong Kong and the 2023 Restaurant Closures.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted Net Income and Adjusted Diluted Earnings Per Share Non-GAAP Reconciliations - The following table reconciles Net income (loss) attributable to Bloomin’ Brands to adjusted net income and adjusted diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Net income (loss) attributable to Bloomin’ Brands	$25,419	$28,403	$67,571	$(55,469)
Net income from discontinued operations, net of tax	779	3,655	525	6,563
Net income (loss) attributable to Bloomin’ Brands from continuing operations (1)	24,640	24,748	67,046	(62,032)
Adjustments:
Income from operations adjustments (2)	5,775	15,760	12,232	28,714
Loss on extinguishment of debt (3)	—	—	—	135,797
Total adjustments, before income taxes	5,775	15,760	12,232	164,511
Adjustment to provision for income taxes (4)	(3,125)	(754)	(1,995)	(1,795)
Net adjustments, continuing operations	2,650	15,006	10,237	162,716
Adjusted net income, continuing operations	27,290	39,754	77,283	100,684
Adjusted net income, discontinued operations (5)	779	5,272	525	7,856
Adjusted net income	$28,069	$45,026	$77,808	$108,540

Diluted earnings (loss) per share:
Continuing operations	$0.29	$0.28	$0.79	$(0.71)
Discontinued operations	0.01	0.04	0.01	0.08
Net diluted earnings (loss) per share	$0.30	$0.32	$0.79	$(0.64)

Adjusted diluted earnings per share
Continuing operations	$0.32	$0.45	$0.91	$1.09
Discontinued operations	0.01	0.06	0.01	0.09
Adjusted diluted earnings per share (6)(7)	$0.33	$0.51	$0.91	$1.18

Diluted weighted average common shares outstanding (7)	85,140	88,632	85,135	86,856
Adjusted diluted weighted average common shares outstanding (6)(7)	85,140	88,632	85,135	92,004
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
(4)Includes the tax effects of non-GAAP adjustments determined based on the nature of the underlying non-GAAP adjustments, their relevant jurisdictional tax rates and the quarterly impact that these adjustments may have on changes in forecasted annual pre-tax book income. For the thirteen and twenty-six weeks ended June 29, 2025, the difference between GAAP and adjusted effective income tax rates includes the reversal of (benefit) provision for income taxes on foreign currency remeasurement of the deferred tax liability attributable to the second installment receivable related to the Brazil Sale Transaction. For the thirteen weeks ended June 30, 2024, the difference between GAAP and adjusted effective income tax rates primarily relates to asset impairment and closure costs in Hong Kong with no corresponding tax benefit as a result of a full valuation allowance against deferred tax assets in that jurisdiction. For the twenty-six weeks ended June 30, 2024, the difference between GAAP and adjusted effective income tax rates primarily relates to nondeductible losses and other tax costs associated with the Second 2025 Notes Partial Repurchase.
(5)Includes net income from our Brazil operations for the periods presented. The thirteen and twenty-six weeks ended June 30, 2024 include a non-GAAP adjustment for $1.5 million of asset impairment and the tax effect of non-GAAP adjustments. See Note 2 - Discontinued Operations of the Notes to Consolidated Financial Statements for additional details regarding the Brazil Sale Transaction.
(6)For the thirteen and twenty-six weeks ended June 29, 2025, our share price was lower than the conversion and strike price related to the 2025 Notes and related warrants, respectively, which resulted in antidilutive shares that are not included. The thirteen and twenty-six weeks ended June 30, 2024 were calculated including the effect of 1.0 million and 2.7 million dilutive securities, respectively, for outstanding 2025 Notes and the effect of 0.6 million and 1.9 million dilutive securities, respectively, for the Warrant Transactions, as defined below. In connection with the offering of the 2025 Notes, we entered into convertible note hedge

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
transactions and concurrently entered into warrant transactions relating to the same number of shares of our common stock (the “Warrant Transactions”).
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

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
U.S.
Outback Steakhouse	$123	$128	$253	$261
Carrabba’s Italian Grill	9	11	20	23
Bonefish Grill	2	2	4	5
Aussie Grill	—	1	—	1
U.S. total	134	142	277	290
International Franchise
Outback Steakhouse - Brazil (1)	119	117	225	241
Outback Steakhouse - South Korea	74	70	154	152
Other	32	33	63	64
International Franchise total	225	220	442	457
Total franchise sales	$359	$362	$719	$747
_________________
(1)The decrease in Brazil sales for the twenty-six weeks ended June 29, 2025 compared to the twenty-six weeks ended June 30, 2024 primarily resulted from fluctuations in foreign exchange rates. Brazil sales are no longer reported on a one-month lag beginning December 31, 2024.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 29, 2025, we had $50.3 million in cash and cash equivalents, of which $1.9 million was held by foreign affiliates, and did not have aggregate undistributed foreign earnings from our consolidated foreign subsidiaries.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY			TOTAL CREDIT FACILITIES
(dollars in thousands)	REVOLVING CREDIT FACILITY	2025 NOTES	2029 NOTES
Balance as of December 29, 2024	$710,000	$20,724	$300,000	$1,030,724
2025 new debt	770,000	—	—	770,000
2025 payments	(860,000)	(20,724)	—	(880,724)
Balance as of June 29, 2025 (1)	$620,000	$—	$300,000	$920,000

Interest rates, as of June 29, 2025 (2)	6.51%		5.13%
Principal maturity date	September 2029		April 2029
____________________
(1)On May 1, 2025, the 2025 Notes were settled primarily using borrowings from the revolving credit facility.
(2)Interest rate for revolving credit facility represents the weighted average interest rate as of June 29, 2025.

As of June 29, 2025, we had $563.7 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $16.3 million.

Our credit agreement, as amended, contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities.

As of June 29, 2025 and December 29, 2024, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

Sources and Uses of Cash

Cash flows generated from operating activities and availability under our revolving credit facility are our principal sources of liquidity, which we use for operating expenses, development of new restaurants, investments in technology, remodeling or relocating older restaurants, and dividend payments.

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

Brazil Sale Transaction - On December 30, 2024, we received cash proceeds, net of withheld income taxes, of $103.9 million in U.S. dollars based on the exchange rate on the Closing Date, representing 52% of the total Purchase Price from the Brazil Sale Transaction, and applied the proceeds to our revolving credit facility during the thirteen weeks ended March 30, 2025. The second installment payment, representing 48% of total proceeds from the Brazil Sale Transaction and accumulated interest, is due on December 30, 2025, which we anticipate also applying towards the revolving credit facility.

Capital Expenditures - We estimate that our capital expenditures will be approximately $190 million in 2025. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including raw material constraints.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Dividends and Share Repurchases - In July 2025, our Board declared a quarterly cash dividend of $0.15 per share, payable on September 3, 2025. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

In February 2024, our Board approved a $350.0 million share repurchase authorization. As of June 29, 2025, $96.8 million remained available for repurchase.

The following table presents our dividends and share repurchases for the periods indicated:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2024	$82,574	$265,695	$348,269
First fiscal quarter 2025	12,747	—	12,747
Second fiscal quarter 2025	12,759	—	12,759
Total	$108,080	$265,695	$373,775

Summary of Cash Flows and Financial Condition

Cash Flows - The following chart presents a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated:

Operating Activities - The increase in net cash provided by operating activities during the twenty-six weeks ended June 29, 2025 as compared to the twenty-six weeks ended June 30, 2024 was primarily due to changes in working capital.

Investing Activities - Net cash provided by investing activities during the twenty-six weeks ended June 29, 2025 was primarily due to the proceeds from the Brazil sale, net of taxes withheld, partially offset by capital expenditures and payments on foreign currency forward contracts. Net cash used in investing activities during the twenty-six weeks ended June 30, 2024 was primarily due to capital expenditures.

Financing Activities - Net cash used in financing activities during the twenty-six weeks ended June 29, 2025 was primarily due to: (i) net payments on the revolving credit facility from the proceeds on the Brazil Sale Transaction,

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
(ii) payments of cash dividends and (iii) maturity settlement for the 2025 Notes. Net cash provided by financing activities during the twenty-six weeks ended June 30, 2024 was primarily due to net draws on the revolving credit facility exceeding cash used to repurchase common stock and pay dividends on our common stock, and net cash received from the partial unwind agreements relating to a portion of the convertible note hedge and warrant transactions that were entered into in connection with the issuance of the 2025 Notes.

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	JUNE 29, 2025	DECEMBER 29, 2024
Current assets	$331,964	$320,519
Current liabilities	777,198	952,336
Working capital (deficit)	$(445,234)	$(631,817)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $308.4 million and $374.1 million as of June 29, 2025 and December 29, 2024, respectively, and (ii) current operating lease liabilities of $162.5 million and $158.8 million as of June 29, 2025 and December 29, 2024, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 29, 2024.

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our critical accounting estimates and assumptions related to goodwill and indefinite-lived intangible assets are described below. We have included an update to our critical accounting estimates as we performed our annual impairment test and noted decreased fair values. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 29, 2024 for a discussion of our other critical accounting estimates and assumptions.

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

If the qualitative assessment is not performed or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, a quantitative assessment is performed. Fair value of a reporting unit is estimated by utilizing a weighted average of the income approach, typically using a discounted cash flow model, and the market approach, including the guideline public company method and guideline transaction method.

We estimate the fair value of trade names using the relief-from-royalty method, which requires assumptions related to projected system-wide sales, market royalty rates and discount rates.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The carrying value of the reporting unit or trade name is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an impairment.

The carrying values of goodwill and trade names as of June 29, 2025 were $213.3 million and $414.7 million, respectively. During the second quarter of 2025, we performed a quantitative impairment analysis due to the recent decline in our stock price and market capitalization. We used a combination of the income and market approaches, weighted 50% each, to determine the fair value of the reporting units. Some of the more significant estimates and assumptions included cash flow estimates (including sales and operating profit), long-term growth rates, discount rates that appropriately reflect the risks inherent in cash flow estimates, and market multiples. These estimates are subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies.

The goodwill analysis indicated that all reporting units had fair values that exceeded their carrying values. However, the Outback Steakhouse and Bonefish Grill reporting units had fair values that decreased to approximately 10% above their respective carrying values (“cushion”) while the other reporting units had cushions that were above 20%. The carrying values of goodwill for Outback Steakhouse and Bonefish Grill as of June 29, 2025 were $123.2 million and $28.2 million, respectively. The fair value for the Outback Steakhouse and Bonefish Grill reporting units decreased primarily due to lower cash flow estimates, increased discount rates, lower market multiples and additionally for Bonefish Grill, a lower long-term growth rate. The discount rates for Outback Steakhouse and Bonefish Grill include a higher risk premium to reflect the elevated risk in management’s forecasted cash flows.

In addition, we considered the reasonableness of the fair value of the reporting units by assessing the implied enterprise value control premiums based on our market capitalization. We determined that the implied control premium was reasonable, which corroborates our fair value estimates for its reporting units.

Assumptions used in the quantitative approach are made at a point in time and require significant judgement. They are subject to change based on facts and circumstances present at the impairment test date. However, it is reasonably possible that changes in assumptions could occur. As a sensitivity measure, the following table summarizes the changes to the fair value of our Outback Steakhouse and Bonefish Grill reporting units if the discount rate or the long-term growth rate used to estimate fair value would have been increased (decreased) by the amounts stated in the table below, only for the discounted cash flow method. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.

	DISCOUNT RATE		LONG-TERM GROWTH RATE
	100-BASIS-POINT		50-BASIS-POINT
(dollars in thousands)	INCREASE (1)	DECREASE	INCREASE	DECREASE (1)
Reporting Unit
Outback Steakhouse	$(45,700)	$51,400	$13,900	$(13,300)
Bonefish Grill	$(5,900)	$6,700	$2,300	$(2,100)
____________________
(1)The cushions for Outback Steakhouse and Bonefish Grill are reduced by 62% and 36%, respectively, as a result of increasing the discount rate by 100 basis points. The cushions for Outback Steakhouse and Bonefish Grill are reduced by 18% and 13%, respectively, as a result of decreasing the long-term growth rate by 50 basis points.

The quantitative impairment analysis for indefinite-lived intangible assets indicated that all trade names had fair values exceeding their carrying values; however, the Outback Steakhouse trade name’s cushion decreased to approximately 15% while the other trade names had cushions that were above 20%. The carrying value of the Outback Steakhouse trade name as of June 29, 2025 was $287.0 million. Similar to the goodwill analysis, the fair value of the Outback Steakhouse trade name decreased primarily due to lower projected system-wide sales and an increased discount rate.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

As a result of the decreased fair values, the Outback Steakhouse and Bonefish Grill reporting units and the Outback Steakhouse trade name are at a higher risk of future impairments if any assumptions, estimates, or market factors change in the future.

Recently Issued Financial Accounting Standards

For a description of recently issued Financial Accounting Standards that we adopted during the thirteen weeks ended June 29, 2025 and that are applicable to us and likely to have material effect on our consolidated financial statements but have not yet been adopted, see Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2025.

Changes in Internal Control over Financial Reporting

During the thirteen weeks ended June 29, 2025, we implemented Workday, a cloud-based human resources and payroll system. We executed certain changes to our processes and internal controls where appropriate and will continue to evaluate the design and operating effectiveness of internal controls as a result of this implementation in subsequent periods.

There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the thirteen weeks ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the thirteen weeks ended June 29, 2025 that were not registered under the Securities Act.

Share Repurchases - In February 2024, our Board approved a share repurchase authorization of up to $350.0 million of our outstanding common stock as announced in our press release issued February 23, 2024 (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program will expire on August 13, 2025.

We did not repurchase any of our outstanding common stock during the thirteen weeks ended June 29, 2025. As of June 29, 2025, we had $96.8 million of remaining share repurchase authorization under the 2024 Share Repurchase Program.

Item 5. Other Information

On August 3, 2025, the Compensation Committee of the Board of Directors approved a special bonus for Kelly Lefferts, the Company’s Executive Vice President, Chief Legal Officer and Secretary, in recognition of the additional responsibilities she has assumed on an interim basis during the fiscal year. Ms. Lefferts received an $80,000 cash bonus and a grant of restricted stock units having a grant date value of approximately $100,000 which vest one year from the grant date of September 2, 2025.

Rule 10b5-1 Trading Plans - During the thirteen weeks ended June 29, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan (incorporated herein by reference to the Definitive Proxy Statement filed by Bloomin’ Brands, Inc. on March 4, 2025)	March 4, 2025, Definitive Proxy Statement

10.2*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	April 23, 2025, Form 8-K, Exhibit 10.2

10.3*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	April 23, 2025, Form 8-K, Exhibit 10.3

10.4*	Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	April 23, 2025, Form 8-K, Exhibit 10.4

10.5*	Form of Restricted Cash Award Agreement for cash awards granted to executive management under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	April 23, 2025, Form 8-K, Exhibit 10.5

10.6*	Employment Offer Letter Agreement, dated as of July 30, 2025, between Bloomin’ Brands, Inc. and Eric Christel	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date:	August 7, 2025	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Philip Pace
Philip Pace Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

[Remainder of page intentionally left blank]