Form 10-Q
period 2025-09-28
Bloomin' Brands, Inc.
filed 2025-11-06
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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

As of November 3, 2025, 85,217,091 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 28, 2025
(Unaudited)

	PART I — FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Financial Statements:

	Consolidated Balance Sheets —September 28, 2025 and December 29, 2024	3

	Consolidated Statements of Operations and Comprehensive (Loss) Income — For the Thirteen and Thirty-Nine Weeks Ended September 28, 2025 and September 29, 2024	4

	Consolidated Statements of Changes in Stockholders’ Equity — For the Thirteen and Thirty-Nine Weeks Ended September 28, 2025 and September 29, 2024	5

	Condensed Consolidated Statements of Cash Flows — For the Thirty-Nine Weeks Ended September 28, 2025 and September 29, 2024	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

	Signature	51

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	SEPTEMBER 28, 2025	DECEMBER 29, 2024
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$66,479	$70,056
Inventories	59,178	68,699
Other current assets, net	225,592	158,775
Current assets of discontinued operations held for sale	—	22,989
Total current assets	351,249	320,519
Property, fixtures and equipment, net	920,864	948,521
Operating lease right-of-use assets	987,871	1,012,857
Goodwill	213,323	213,323
Intangible assets, net	426,223	429,091
Deferred income tax assets, net	203,623	185,522
Equity method investment	64,709	—
Other assets, net	112,201	74,471
Non-current assets of discontinued operations held for sale	—	200,501
Total assets	$3,280,063	$3,384,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$141,693	$153,161
Current operating lease liabilities	176,252	158,806
Accrued and other current liabilities	161,062	178,314
Unearned revenue	295,413	374,099
Current liabilities of discontinued operations held for sale	—	87,956
Total current liabilities	774,420	952,336
Non-current operating lease liabilities	1,057,603	1,088,518
Deferred income tax liabilities, net	24,398	33,822
Long-term debt, net	962,248	1,027,398
Other long-term liabilities, net	113,387	93,420
Non-current liabilities of discontinued operations held for sale	—	49,865
Total liabilities	2,932,056	3,245,359
Commitments and contingencies (Note 15)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of September 28, 2025 and December 29, 2024	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 85,166,769 and 84,854,768 shares issued and outstanding as of September 28, 2025 and December 29, 2024, respectively	852	849
Additional paid-in capital	1,239,678	1,273,288
Accumulated deficit	(904,122)	(925,834)
Accumulated other comprehensive income (loss)	7,680	(212,793)
Total Bloomin’ Brands stockholders’ equity	344,088	135,510
Noncontrolling interests	3,919	3,936
Total stockholders’ equity	348,007	139,446
Total liabilities and stockholders’ equity	$3,280,063	$3,384,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Revenues
Restaurant sales	$911,920	$889,784	$2,926,208	$2,914,253
Franchise and other revenues	16,893	20,229	54,565	64,202
Total revenues	928,813	910,013	2,980,773	2,978,455
Costs and expenses
Food and beverage	275,081	261,338	886,717	871,620
Labor and other related	297,390	286,300	928,134	901,350
Other restaurant operating	255,476	243,803	766,836	744,626
Depreciation and amortization	44,947	44,344	133,492	130,434
General and administrative	59,103	59,989	180,007	175,660
Provision for impaired assets and restaurant closings	33,236	5,597	35,126	31,154
Total costs and expenses	965,233	901,371	2,930,312	2,854,844
(Loss) income from operations	(36,420)	8,642	50,461	123,611
Loss on extinguishment of debt	—	(225)	—	(136,022)
Interest expense, net	(11,112)	(16,483)	(32,998)	(45,455)
(Loss) income before (benefit) provision for income taxes	(47,532)	(8,066)	17,463	(57,866)
(Benefit) provision for income taxes	(2,404)	(8,030)	(10,249)	1,392
Loss from equity method investment, net of tax	(337)	—	(3,434)	—
Net (loss) income from continuing operations	(45,465)	(36)	24,278	(59,258)
Net income from discontinued operations, net of tax	189	7,577	714	14,140
Net (loss) income	(45,276)	7,541	24,992	(45,118)
Less: net income attributable to noncontrolling interests	583	629	3,280	3,439
Net (loss) income attributable to Bloomin’ Brands	$(45,859)	$6,912	$21,712	$(48,557)

Net (loss) income	$(45,276)	$7,541	$24,992	$(45,118)
Other comprehensive (loss) income:
Foreign currency translation adjustment	3,367	(11,849)	2,745	(23,638)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	217,548	—
Net gain (loss) on derivatives, net of tax	67	(3,474)	180	(1,987)
Comprehensive (loss) income	(41,842)	(7,782)	245,465	(70,743)
Less: comprehensive income attributable to noncontrolling interests	583	629	3,280	3,439
Comprehensive (loss) income attributable to Bloomin’ Brands	$(42,425)	$(8,411)	$242,185	$(74,182)

Basic (loss) earnings per share:
Continuing operations	$(0.54)	$(0.01)	$0.25	$(0.73)
Discontinued operations	—	0.09	0.01	0.16
Net basic (loss) earnings per share	$(0.54)	$0.08	$0.26	$(0.56)
Diluted (loss) earnings per share:
Continuing operations	$(0.54)	$(0.01)	$0.25	$(0.73)
Discontinued operations	—	0.09	0.01	0.16
Net diluted (loss) earnings per share	$(0.54)	$0.08	$0.25	$(0.56)

Weighted average common shares outstanding:
Basic	85,093	85,063	85,012	86,258
Diluted	85,093	85,063	85,222	86,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.
Amounts may not add due to rounding.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, June 29, 2025	85,062	$851	$1,250,403	$(858,263)	$4,246	$4,057	$401,294
Net (loss) income	—	—	—	(45,859)	—	583	(45,276)
Other comprehensive income, net of tax	—	—	—	—	3,434	—	3,434
Cash dividends declared, $0.15 per common share	—	—	(12,760)	—	—	—	(12,760)
Stock-based compensation	—	—	2,353	—	—	—	2,353
Common stock issued under stock plans (1)	105	1	(318)	—	—	—	(317)
Distributions to noncontrolling interests	—	—	—	—	—	(986)	(986)
Contributions from noncontrolling interests	—	—	—	—	—	265	265
Balance, September 28, 2025	85,167	$852	$1,239,678	$(904,122)	$7,680	$3,919	$348,007

Balance, December 29, 2024	84,855	$849	$1,273,288	$(925,834)	$(212,793)	$3,936	$139,446
Net income	—	—	—	21,712	—	3,280	24,992
Other comprehensive income, net of tax	—	—	—	—	220,473	—	220,473
Cash dividends declared, $0.45 per common share	—	—	(38,266)	—	—	—	(38,266)
Stock-based compensation	—	—	5,985	—	—	—	5,985
Common stock issued under stock plans (1)	312	3	(930)	—	—	—	(927)
Distributions to noncontrolling interests	—	—	—	—	—	(4,437)	(4,437)
Contributions from noncontrolling interests	—	—	—	—	—	1,140	1,140
Retirement of warrants	—	—	(399)	—	—	—	(399)
Balance, September 28, 2025	85,167	$852	$1,239,678	$(904,122)	$7,680	$3,919	$348,007

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

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024

Cash flows provided by operating activities:
Net income (loss)	$24,992	$(45,118)
Net income from discontinued operations, net of tax	714	14,140
Net income (loss) from continuing operations	24,278	(59,258)
Adjustments to reconcile Net income (loss) from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	133,492	130,434
Amortization of deferred gift card sales commissions	16,027	17,155
Provision for impaired assets and restaurant closings	35,126	31,154
Stock-based compensation expense	5,985	5,291
Deferred income tax expense (benefit)	2,286	(17,623)
Loss on extinguishment of debt	—	136,022
Loss on foreign currency forward contracts	25,564	—
Loss from equity method investment, net of tax	3,434	—
Foreign currency translation gain on installment receivable from sale of business	(17,752)	—
Other, net	457	(1,674)
Change in assets and liabilities	(73,729)	(126,958)
Net cash provided by operating activities of continuing operations	155,168	114,543
Net cash provided by (used in) operating activities of discontinued operations	2,385	(6,161)
Net cash provided by operating activities	$157,553	$108,382
Cash flows used in investing activities:
Capital expenditures	$(124,451)	$(167,715)
Payments on foreign currency forward contracts	(21,116)	—
Cash received from sale, net of tax withheld and cash left in business	95,863	—
Other investments, net	1,340	2,192
Net cash used in investing activities of continuing operations	(48,364)	(165,523)
Net cash used in investing activities of discontinued operations	(1,623)	(30,953)
Net cash used in investing activities	$(49,987)	$(196,476)

	(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024

Cash flows (used in) provided by financing activities:
Proceeds from borrowings on revolving credit facilities	$1,100,000	$2,040,000
Repayments of borrowings on revolving credit facilities	(1,145,000)	(1,646,000)
Financing fees	—	(6,945)
Repayments of finance lease obligations	(2,040)	(1,309)
Principal settlements and repurchase of convertible senior notes	(20,724)	(2,335)
Proceeds from retirement of convertible senior note hedges	—	118,197
Payments for retirement of warrants	(399)	(102,213)
Payment of taxes from share-based compensation, net	(927)	(1,610)
Distributions to noncontrolling interests	(4,437)	(4,556)
Contributions from noncontrolling interests	1,140	1,088
Purchase of noncontrolling interests	(100)	(100)
Repurchase of common stock	—	(265,695)
Cash dividends paid on common stock	(38,266)	(62,212)
Net cash (used in) provided by financing activities of continuing operations	(110,753)	66,310
Net cash used in financing activities of discontinued operations	(65)	(751)
Net cash (used in) provided by financing activities	(110,818)	65,559
Effect of exchange rate changes on cash and cash equivalents	(325)	(8,206)
Net decrease in cash and cash equivalents	(3,577)	(30,741)
Cash and cash equivalents as of the beginning of the period	70,056	114,373
Cash and cash equivalents as of the end of the period	$66,479	$83,632
Supplemental disclosures of cash flow information:
Cash paid for interest	$40,169	$41,914
Cash paid for income taxes, net of refunds	$23,787	$19,509
Supplemental disclosures of non-cash activities:
Capital expenditures included in current liabilities	$27,840	$40,031
Shares issued on settlement of convertible senior notes	$—	$216,152
Shares received and retired on exercise of call option under bond hedge upon settlement of convertible senior notes	$—	$(8,346)
Financing fees in accrued liabilities	$—	$2,040

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

Basis of Presentation - The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. The Company utilizes a 52-53-week year ending on the last Sunday in December and its fiscal year ending December 28, 2025 will contain 52 weeks. In the opinion of the Company, all adjustments necessary for fair statement of results for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Unless otherwise noted, disclosures within these Notes to Consolidated Financial Statements relate solely to the Company’s continuing operations.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2024. The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Reclassifications - The Company reclassified certain immaterial amounts in prior period financial statements to conform to the current period’s presentation. These reclassifications had no effect on previously reported Net (loss) income.

Recently Adopted Financial Accounting Standards - Effective June 30, 2025, the Company elected to early adopt ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” (“ASU No. 2025-05”) on a prospective basis. ASU No. 2025-05 provides a practical expedient permitting an entity to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The adoption did not have a material impact on the consolidated financial statements or the related notes.

Recently Issued Financial Accounting Standards Not Yet Adopted - In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU No. 2023-09”), which expands existing income tax disclosures, including disaggregation of the Company’s effective income tax rate reconciliation table and income taxes paid disclosures. ASU No. 2023-09 is effective for the Company beginning with the 2025 Form 10-K, with early adoption permitted, and may be applied either prospectively for reporting periods after the effective date or retrospectively to prior periods presented. The Company will adopt this standard in its 2025 Form 10-K on a prospective basis. While the adoption is expected to primarily affect income tax disclosures, it is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

The aggregate consideration paid to the Seller consisted of 67% of the enterprise valuation of the Disposal Group in the amount of R$2.06 billion Brazilian Reais, which equaled R$1.4 billion Brazilian Reais (approximately $225.3 million in U.S. Dollars based on the exchange rate on the Closing Date), subject to customary adjustments, and withholding for Brazilian taxes (the “Purchase Price”). On December 30, 2024, the Company received cash proceeds, net of withheld income taxes, of $103.9 million, in U.S. dollars based on the exchange rate on the Closing Date, representing 52% of the Purchase Price. The proceeds were applied to the Company’s revolving credit facility during the thirteen weeks ended March 30, 2025. The second installment, representing 48% of the Purchase Price, is due on or before the first anniversary of the Closing Date (based on the exchange rate on the date of payment) and will generate interest income based on the interbank deposit rate in Brazil until paid.

The sale represents a strategic shift to a primarily franchised model for the Company’s international operations. The assets and liabilities of the Disposal Group were classified as held for sale on the Company’s Consolidated Balance Sheet as of December 29, 2024. For the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024, all sales, direct costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption titled Net income from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for all periods presented.

As of the Closing Date, the fair value of the Company’s retained interest was $59.9 million based on the proportional enterprise valuation of the Disposal Group, adjusted for debt used by the Buyer to fund a portion of the Purchase Price and to be pushed down to the operating entity subsequent to the second installment. See Note 3 - Equity Method Investment for additional details regarding the Company’s retained interest in its Brazil operations.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Net income from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income includes the following for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Revenues	$—	$135,372	$—	$393,981
Operating costs and expenses (1)	—	126,274	—	376,074
Gain on sale of Brazil business (2)	560	—	5,135	—
Income from operations	560	9,098	5,135	17,907
Provision for income taxes	371	1,521	4,421	3,767
Net income from discontinued operations, net of tax	$189	$7,577	$714	$14,140
____________________
(1)Includes royalty expense of $6.6 million and $19.5 million for the thirteen and thirty-nine weeks ended September 29, 2024, respectively, eliminated in consolidation prior to the Brazil Sale Transaction, with the corresponding royalty revenues recorded within Franchise and other revenues from continuing operations in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.
(2)The thirteen and thirty-nine weeks ended September 28, 2025 include $0.7 million and $3.6 million, respectively, of net foreign currency translation gains on contingent consideration assets and indemnification liabilities, as discussed below.

Contingent Consideration Assets and Indemnification Liabilities - On the Closing Date, the Company recognized contingent consideration assets of $29.3 million, primarily judicial deposits, and indemnification liabilities of $6.9 million, primarily labor and tax exposures, within Other assets, net and Other long-term liabilities, net, respectively, on the Company’s Consolidated Balance Sheet in connection with the Brazil Sale Transaction. As of September 28, 2025, the Company’s balance of contingent consideration assets and indemnification liabilities, which are denominated in Brazilian Reais, increased to $34.0 million and $8.0 million, respectively, as a result of fluctuations in foreign exchange rates. All post-closing adjustments related to contingent consideration assets and indemnification liabilities will be reflected in discontinued operations.

3.    Equity Method Investment

The Company retained a 33% interest in the franchisee of the Company’s restaurants in Brazil subsequent to the sale, which is accounted for using the equity method of accounting. To ensure timely reporting, the Company records the results of the equity method investment in Brazil on a calendar basis one-month lag.

As of September 28, 2025, the carrying value of the Company’s equity method investment was $64.7 million and is recorded in Equity method investment on its Consolidated Balance Sheet. The Company’s proportionate share of net loss from its equity interest was $0.3 million and $3.4 million for the thirteen and thirty-nine weeks ended September 28, 2025, respectively, and is recorded within Loss from equity method investment, net of tax in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
4.    Revenue Recognition

The following tables include the disaggregation of Restaurant sales and franchise revenues by restaurant concept and segment for the periods indicated:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 28, 2025		SEPTEMBER 29, 2024
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$531,165	$7,359	$518,152	$7,542
Carrabba’s Italian Grill	166,007	528	159,840	635
Bonefish Grill	119,976	69	118,941	97
Fleming’s Prime Steakhouse & Wine Bar	85,395	—	78,424	—
Other	—	—	1,695	30
U.S. total	902,543	7,956	877,052	8,304
International Franchise (1)	—	7,146	—	9,945
Other (2)	9,377	14	12,732	—
Total	$911,920	$15,116	$889,784	$18,249

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025		SEPTEMBER 29, 2024
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$1,700,543	$23,328	$1,684,669	$23,938
Carrabba’s Italian Grill	531,478	1,763	518,845	2,123
Bonefish Grill	382,638	262	397,723	385
Fleming’s Prime Steakhouse & Wine Bar	283,309	—	262,976	—
Other	—	—	5,823	86
U.S. total	2,897,968	25,353	2,870,036	26,532
International Franchise (1)	—	23,480	—	29,501
Other (2)	28,240	46	44,217	—
Total	$2,926,208	$48,879	$2,914,253	$56,033
________________
(1)Includes intercompany royalties from Brazil prior to the sale and royalties from Brazil after the sale.
(2)Primarily includes Restaurant sales for Company-owned restaurants in Hong Kong.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	SEPTEMBER 28, 2025	DECEMBER 29, 2024
Other current assets, net
Deferred gift card sales commissions	$11,289	$16,935

Unearned revenue
Deferred gift card revenue	$285,170	$366,059
Deferred loyalty revenue	7,116	6,073
Deferred franchise fees - current	550	490
Other	2,577	1,477
Total Unearned revenue	$295,413	$374,099

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,573	$3,901

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Balance, beginning of the period	$12,554	$12,650	$16,935	$18,081
Deferred gift card sales commissions amortization	(4,260)	(4,494)	(16,027)	(17,155)
Deferred gift card sales commissions capitalization	3,547	3,570	12,420	12,426
Other	(552)	(589)	(2,039)	(2,215)
Balance, end of the period	$11,289	$11,137	$11,289	$11,137

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Balance, beginning of the period	$299,636	$299,090	$366,059	$372,551
Gift card sales	41,891	41,293	146,452	144,451
Gift card redemptions	(52,673)	(54,449)	(213,339)	(221,045)
Gift card breakage	(3,684)	(3,378)	(14,002)	(13,401)
Balance, end of the period	$285,170	$282,556	$285,170	$282,556

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
5.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Impairment losses
U.S.	$32,455	$1,251	$38,721	$3,103
Other	—	17	—	12,488
Total impairment losses	$32,455	$1,268	$38,721	$15,591
Restaurant closure charges (benefits)
U.S.	$638	$615	$(3,032)	$11,834
Other	143	3,714	(563)	3,729
Total restaurant closure charges (benefits)	781	4,329	(3,595)	15,563
Provision for impaired assets and restaurant closings (1)	$33,236	$5,597	$35,126	$31,154
________________
(1)For the thirteen and thirty-nine weeks ended September 28, 2025, primarily includes charges related to the 2025 Restaurant Closures, defined below, and $12.0 million of asset impairment charges related to five underperforming U.S. restaurants. For the thirteen and thirty-nine weeks ended September 29, 2024, primarily includes charges related to the Q2 2024 decision to close nine restaurants in Hong Kong and the closure of 36 predominantly older, underperforming U.S. restaurants (the “2023 Restaurant Closures”).

2025 Restaurant Closures - During the thirteen and thirty-nine weeks ended September 28, 2025, the Company recognized asset impairments and net closure charges in connection with the decision to close 21 U.S. restaurants and not renew the leases of 22 U.S. restaurants, the majority of which expire over the next four years (the “2025 Restaurant Closures”). The closures of the 21 U.S. restaurants were completed during October 2025 with an estimated $5.0 million to $7.0 million of related severance and closure charges to be recorded during the thirteen weeks ended December 28, 2025.

Following is a summary of the 2025 Restaurant Closures expenses recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated (dollars in thousands):

DESCRIPTION	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	THIRTEEN AND THIRTY-NINE WEEKS ENDED
		SEPTEMBER 28, 2025
Property, fixtures and equipment impairments	Provision for impaired assets and restaurant closings	$13,858
Lease right-of-use asset impairments and closure charges	Provision for impaired assets and restaurant closings	5,740
Total		$19,598

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
6.    (Loss) Earnings Per Share

The following table presents the computation of basic and diluted (loss) earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Net (loss) income attributable to Bloomin’ Brands	$(45,859)	$6,912	$21,712	$(48,557)
Net income from discontinued operations, net of tax	189	7,577	714	14,140
Net (loss) income attributable to Bloomin’ Brands from continuing operations	$(46,048)	$(665)	$20,998	$(62,697)

Basic weighted average common shares outstanding	85,093	85,063	85,012	86,258

Effect of dilutive securities:
Stock-based compensation awards	—	—	201	—
Convertible senior notes and warrants (1)	—	—	9	—
Diluted weighted average common shares outstanding	85,093	85,063	85,222	86,258

Basic (loss) earnings per share (2):
Continuing operations	$(0.54)	$(0.01)	$0.25	$(0.73)
Discontinued operations	—	0.09	0.01	0.16
Net basic (loss) earnings per share	$(0.54)	$0.08	$0.26	$(0.56)

Diluted (loss) earnings per share (2):
Continuing operations	$(0.54)	$(0.01)	$0.25	$(0.73)
Discontinued operations	—	0.09	0.01	0.16
Net diluted (loss) earnings per share	$(0.54)	$0.08	$0.25	$(0.56)

Antidilutive stock-based compensation awards	1,881	2,239	1,828	1,541
Antidilutive convertible senior notes and warrants	—	1,016	1,223	3,375
________________
(1)During the thirty-nine weeks ended September 28, 2025, the 2025 Notes matured and were settled in cash and the remaining warrants were terminated. See Note 9 - Convertible Senior Notes for additional details.
(2)Amounts may not add due to rounding.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
7.    Stock-based Compensation Plans

The following table presents a summary of the Company’s performance-based share units (“PSUs”) and restricted stock units (“RSUs”) activity:

			WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT		AGGREGATE INTRINSIC VALUE (1)
(in thousands, except per unit data)	PSUs	RSUs	PSUs	RSUs	PSUs	RSUs
Outstanding as of December 29, 2024	722	1,044	$27.42	$19.80	$8,860	$12,814
Granted (2)	312	1,190	$7.75	$7.34
Performance adjustment (3)	(229)	—	$26.10	$—
Vested	—	(415)	$—	$21.17
Forfeited	(188)	(198)	$26.30	$19.13
Outstanding as of September 28, 2025	617	1,621	$18.32	$10.38	$4,468	$11,738
Expected to vest as of September 28, 2025 (4)	298	1,621			$2,154	$11,738
________________
(1)Based on the $12.27 and $7.24 share price of the Company’s common stock on December 27, 2024 and September 26, 2025, the last trading day of the year ended December 29, 2024 and the thirty-nine weeks ended September 28, 2025, respectively.
(2)The weighted average dividend yield was 6.40% and 7.03% for PSUs and RSUs, respectively. For PSUs, a new performance structure was used for grants beginning in 2025. The new structure contains separate performance goals that are set at the beginning of each of the three annual performance periods and units earned based on performance will cliff vest after three years.
(3)Represents adjustment to 0% payout for PSUs granted during 2022.
(4)For PSUs, the estimated number of units to be issued upon the vesting of outstanding PSUs is based on Company performance projections of performance criteria set forth in the 2023, 2024 and 2025 PSU award agreements.

The following represents unrecognized stock-based compensation expense and the remaining weighted average recognition period as of September 28, 2025:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE RECOGNITION PERIOD (in years)
Performance-based share units	$1,859	2.4
Restricted stock units	$12,707	1.9

8.    Supplemental Balance Sheet Information

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 28, 2025	DECEMBER 29, 2024
Prepaid expenses	$34,071	$23,102
Installment receivable from sale of business (1)	139,646	—
Accounts receivable - gift cards, net	8,483	73,113
Accounts receivable - vendors, net	14,042	29,233
Accounts receivable - franchisees, net	4,103	2,975
Accounts receivable - other, net	9,372	9,280
Deferred gift card sales commissions	11,289	16,935
Other current assets, net	4,586	4,137
	$225,592	$158,775
________________
(1)Represents second installment related to Brazil Sale Transaction which includes interest income and foreign currency translation gains. See Note 2 - Discontinued Operations for additional details.

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

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Key assumptions include cash flow estimates (including sales and operating profit), long-term growth rates, discount rates, royalty rates, market multiples and other market factors. Sales declines, unplanned increases in commodity or labor costs, decreases to the market multiples, increases in discount rates, deterioration in overall economic conditions and challenges in the restaurant industry or any such event may impact the Company’s fair value determinations and may result in future impairment charges. It is possible that changes in circumstances or changes in assumptions and estimates could result in impairment of the Company’s goodwill or other intangible assets. Further, as a result of the decreased fair values, the Outback Steakhouse and Bonefish Grill reporting units and the Outback Steakhouse trade name are at a higher risk of future impairment.

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 28, 2025	DECEMBER 29, 2024
Company-owned life insurance	$34,468	$31,971
Deferred debt issuance costs - revolving credit facility (1)	9,042	10,743
Liquor licenses	22,463	22,422
Contingent consideration assets	33,951	—
Other assets	12,277	9,335
	$112,201	$74,471
________________
(1)Net of accumulated amortization of $2.3 million and $0.6 million as of September 28, 2025 and December 29, 2024, respectively.

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 28, 2025	DECEMBER 29, 2024
Accrued payroll and other compensation	$48,973	$64,522
Accrued insurance	19,473	19,527
Other current liabilities	92,616	94,265
	$161,062	$178,314

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 28, 2025	DECEMBER 29, 2024
Accrued insurance	$40,946	$33,519
Deferred compensation obligations	35,562	32,597
Other long-term liabilities (1)	36,879	27,304
	$113,387	$93,420
________________
(1)Includes indemnification liabilities in connection with the Brazil Sale Transaction. See Note 2 – Discontinued Operations for additional details.

Long-term debt, net, consisted of the following as of the periods indicated:

	SEPTEMBER 28, 2025		DECEMBER 29, 2024
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)	$665,000	6.47%	$710,000	6.52%
2025 Notes (2)	—		20,724	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Long-term debt	965,000		1,030,724
Less: unamortized debt discount and issuance costs	(2,752)		(3,326)
Long-term debt, net	$962,248		$1,027,398
________________
(1)Interest rate represents the weighted average interest rate as of the respective periods.
(2)On May 1, 2025, the 2025 Notes were settled using borrowings from the revolving credit facility.

Debt Covenants - As of September 28, 2025 and December 29, 2024, the Company was in compliance with its debt covenants.

9.    Convertible Senior Notes

The Company’s 5.00% convertible senior notes due in 2025 (the “2025 Notes”) matured on May 1, 2025 and were settled in cash for $20.7 million, excluding accrued interest. In connection with the maturity of the 2025 Notes, the related convertible note hedges entered into with certain purchasers of the 2025 Notes and/or their respective affiliates and other financial institutions expired. On May 16, 2025, the Company terminated the remaining warrants in cash for $0.4 million.

10.    Stockholders’ Equity

Dividends - The Company declared and paid dividends per share during fiscal year 2025 as follows:

(dollars in thousands, except per share data)	DIVIDENDS PER SHARE	AMOUNT
First fiscal quarter	$0.15	$12,747
Second fiscal quarter	0.15	12,759
Third fiscal quarter	0.15	12,760
Total cash dividends declared and paid	$0.45	$38,266

In October 2025, the Company’s Board of Directors (the “Board”) suspended the dividend as a component of the Company’s turnaround strategy.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accumulated Other Comprehensive Income (Loss) - The following table is a rollforward of the components of Accumulated Other Comprehensive Income (Loss) for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Foreign currency translation:
Balance, beginning of the period	$4,754	$(189,478)	$(212,172)	$(177,689)
Foreign currency translation adjustment (1)	3,367	(11,849)	2,745	(23,638)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	217,548	—
Balance, end of the period	$8,121	$(201,327)	$8,121	$(201,327)
(Loss) gain on derivatives, net of tax:
Balance, beginning of the period	$(508)	$872	$(621)	$(615)
Change in fair value of derivatives, net of tax	45	(2,917)	108	(584)
Reclassification realized in Net (loss) income, net of tax	22	(557)	72	(1,403)
Balance, end of the period	$(441)	$(2,602)	$(441)	$(2,602)
Accumulated other comprehensive income (loss):
Balance beginning of the period	$4,246	$(188,606)	$(212,793)	$(178,304)
Other comprehensive income (loss) attributable to Bloomin' Brands	3,434	(15,323)	220,473	(25,625)
Balance, end of the period	$7,680	$(203,929)	$7,680	$(203,929)
____________________
(1)For the thirteen and thirty-nine weeks ended September 28, 2025, represents foreign currency translation adjustments primarily related to the Company’s equity method investment.

11.    Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk - In March 2024 and December 2023, OSI entered into 11 interest rate swap agreements with ten counterparties (the “Swap Transactions”) to manage its exposure to fluctuations in variable interest rates that include one- and two-year tenors. The remaining Swap Transactions have an aggregate notional amount of $275.0 million with the following terms:

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

The Swap Transactions have been designated and qualify as cash flow hedges, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $0.6 million of interest expense will be reclassified from Accumulated Other Comprehensive Income (Loss) to Interest expense, net over the next 12 months related to the Swap Transactions.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents the fair value and classification of the Company’s swap agreements as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	SEPTEMBER 28, 2025	DECEMBER 29, 2024
Interest rate swaps - liability	Accrued and other current liabilities	$593	$579
Interest rate swaps - liability	Other long-term liabilities, net	—	255
Total fair value of derivative instruments - liabilities (1)		$593	$834
____________________
(1)See Note 13 - Fair Value Measurements for fair value discussion of the interest rate swaps.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 28, 2025, all counterparties to the Swap Transactions performed in accordance with their contractual obligations.

The Swap Transactions contain provisions whereby the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness. If the Company had breached any of these provisions as of September 28, 2025 and December 29, 2024, it could have been required to settle its obligations under the Swap Transactions at their termination value of $0.6 million and $0.8 million, respectively. As of September 28, 2025 and December 29, 2024, the Company has not posted any collateral related to the Swap Transactions.

In October 2025, subsequent to the thirteen weeks ended September 28, 2025, OSI entered into eight interest rate swap agreements with eight counterparties (the “2025 Swap Transactions”) to manage its exposure to fluctuations in variable interest rates that include 12- and 21-month tenors. The 2025 Swap Transactions have an aggregate notional amount of $300.0 million with the following terms:

NOTIONAL AMOUNT	WEIGHTED AVERAGE FIXED INTEREST RATE (1)	EFFECTIVE DATE	TERMINATION DATE
$100,000,000	3.37%	December 31, 2025	December 31, 2026
200,000,000	3.18%	March 31, 2026	December 31, 2027
$300,000,000	3.24%
____________________
(1)The weighted average fixed interest rate excludes the term SOFR adjustment and interest rate spread described below.

Upon the effective date, as a result of the 2025 Swap Transactions, the Company effectively converted $300.0 million of its outstanding indebtedness from SOFR, plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points, to the weighted average fixed interest rates within the table above, plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points. The 2025 Swap Transactions have an embedded floor of minus 0.10%.

The 2025 Swap Transactions have been designated and qualify as cash flow hedges, will be recognized on the Company’s Consolidated Balance Sheets at fair value and will be classified based on the instruments’ maturity dates.

Non-Designated Hedges

During the fourth quarter of 2024, the Company entered into foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the Brazilian Reais rate risk associated with the purchase price installment payments from the Brazil Sale Transaction. As of September 28, 2025, the Company had R$745.9 million Brazilian Reais (approximately $138.6 million U.S. Dollars) of outstanding notional amounts

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
related to its foreign currency forward contracts. The liability and asset related to the foreign exchange forward contracts as of September 28, 2025 and December 29, 2024, respectively, are not material as they typically mature monthly. As of September 28, 2025 and December 29, 2024, the Company has not posted any collateral related to the foreign currency forward contracts.

The following table summarizes the effects of the Company’s foreign exchange forward contracts on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
(dollars in thousands)		SEPTEMBER 28, 2025	SEPTEMBER 28, 2025
Loss on foreign currency forward contracts (1)	General and administrative	$6,853	$25,564
____________________
(1)The loss on foreign currency forward contracts, which includes costs in connection with the forward contracts, is partially offset within General and administrative expense by foreign currency exchange gains of $3.6 million and $17.8 million for the thirteen and thirty-nine weeks ended September 28, 2025, respectively, related to the installment receivable from the Brazil Sale Transaction.

The Company’s interest rate swaps and foreign currency forward contracts are subject to master netting arrangements. As of September 28, 2025, the Company elected not to offset derivative positions in its Consolidated Balance Sheet with the same counterparty under the same agreement.

12.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	SEPTEMBER 28, 2025	DECEMBER 29, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$987,871	$1,012,857
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	11,148	10,058
Total lease assets, net		$999,019	$1,022,915

Current operating lease liabilities	Current operating lease liabilities	$176,252	$158,806
Current finance lease liabilities	Accrued and other current liabilities	3,619	2,618
Non-current operating lease liabilities	Non-current operating lease liabilities	1,057,603	1,088,518
Non-current finance lease liabilities	Other long-term liabilities, net	9,748	8,359
Total lease liabilities		$1,247,222	$1,258,301
________________
(1)Net of accumulated amortization of $4.7 million and $4.0 million as of September 28, 2025 and December 29, 2024, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)		SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Operating lease cost (1)	Other restaurant operating	$42,570	$42,019	$127,498	$127,315
Variable lease cost	Other restaurant operating	908	923	3,394	2,918
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	738	487	2,178	1,511
Interest on lease liabilities	Interest expense, net	267	181	767	525
Sublease revenue	Franchise and other revenues	(1,641)	(1,820)	(5,088)	(5,387)
Lease costs, net		$42,842	$41,790	$128,749	$126,882
________________
(1)Excludes rent expense for office facilities and closed or subleased properties of $3.2 million and $3.6 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively, and $10.3 million and $10.7 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively, which is included in General and administrative expense.

The following table is a summary of cash flow impacts to the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$137,116	$139,634
Leased assets obtained in exchange for new operating lease liabilities	$44,878	$79,758
Leased assets obtained in exchange for new finance lease liabilities	$4,431	$1,163

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	MEASUREMENT LEVEL	FAIR VALUE
(dollars in thousands)			SEPTEMBER 28, 2025	DECEMBER 29, 2024
Assets:
Short-term investments	Cash and cash equivalents	Level 1	$5,226	$11,868
Foreign currency forward contracts	Other current assets, net	Level 2	$—	$304

Liabilities:
Interest rate swaps	Accrued and other current liabilities	Level 2	$593	$579
Foreign currency forward contracts	Other current liabilities, net	Level 2	$132	$—
Interest rate swaps	Other long-term liabilities	Level 2	$—	$255

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Fair value of each class of financial instruments is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Short-term investments	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps and foreign currency forward contracts. Fair value measurements are based on the contractual terms of the derivatives and observable market-based inputs. Interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. Foreign currency forwards are valued by comparing the contracted forward exchange rate to the current market forward exchange rate. Key inputs for the valuation of the foreign currency forwards are spot rates, foreign currency forward rates and the interest rate curve of the domestic currency. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of September 28, 2025 and December 29, 2024, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025		SEPTEMBER 28, 2025
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Operating lease right-of-use assets (1)	$14,237	$9,383	$20,651	$11,107
Property, fixtures and equipment (2)	16,885	23,072	23,445	27,614
	$31,122	$32,455	$44,096	$38,721
________________
(1)Carrying values measured using discounted cash flow models (Level 3).
(2)Carrying values measured using Level 2 inputs to estimate fair value totaled $4.9 million and $5.2 million for the thirteen and thirty-nine weeks ended September 28, 2025, respectively. All other assets were valued using Level 3 inputs. Third-party market appraisals and executed sales contracts (Level 2) and discounted cash flow models (Level 3) were used to estimate the fair value.

See Note 5 - Impairments and Exit Costs for information regarding impairment charges during the thirteen and thirty-nine weeks ended September 28, 2025. Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments consist of cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash equivalents, accounts receivable, including the second installment related to the Brazil Sale Transaction, and accounts payable approximate their carrying amounts reported on the Company’s Consolidated Balance Sheets due to their short duration.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	SEPTEMBER 28, 2025		DECEMBER 29, 2024
(dollars in thousands)	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
Senior secured credit facility - revolving credit facility	$665,000	$665,000	$710,000	$710,000
2025 Notes (1)	$—	$—	$20,724	$24,145
2029 Notes	$300,000	$259,458	$300,000	$270,132
________________
(1)On May 1, 2025, the 2025 Notes matured and were settled in cash. See Note 9 - Convertible Senior Notes for additional details.

14.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
(Loss) income before (benefit) provision for income taxes	$(47,532)	$(8,066)	$17,463	$(57,866)
(Benefit) provision for income taxes	$(2,404)	$(8,030)	$(10,249)	$1,392
Effective income tax rate	5.1%	NM	(NM)	(2.4)%
________________
NM Not meaningful.

In the U.S., a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce (Loss) income before (benefit) provision for income taxes.

For the thirteen weeks ended September 28, 2025 and September 29, 2024, the benefit for income taxes includes the impact of changes to the estimate of forecasted annual pre-tax book income relative to the respective prior quarter and the benefit of FICA tax credits.

For the thirty-nine weeks ended September 28, 2025, the benefit for income taxes includes the impact of FICA tax credits relative to low forecasted annual pre-tax book income.

For the thirty-nine weeks ended September 29, 2024, the provision for income taxes includes the impact of the non-deductible losses associated with the repurchase of $83.6 million of the outstanding 2025 Notes (the “Second 2025 Notes Partial Repurchase”) recorded in the thirty-nine weeks ended September 29, 2024, which, relative to a pre-tax book loss, resulted in a negative effective income tax rate.

The effective income tax rate for the thirteen weeks ended September 28, 2025 was lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the impact of changes to forecasted pre-tax book income relative to prior quarters.

The effective income tax rate for the thirty-nine weeks ended September 29, 2024 was lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the impact of the non-deductible losses associated with the Second 2025 Notes Partial Repurchase, which, relative to a pre-tax book loss, resulted in a negative effective income tax rate.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. with the effective dates of certain provisions in OBBBA beginning in 2025 while other provisions begin after 2025. The Company has

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
evaluated the material provisions of OBBBA and estimated its impact on the consolidated financial statements to be immaterial. As additional guidance is published, the Company will continue evaluating the full impact of these legislative changes.

15.    Commitments and Contingencies

Litigation and Other Matters - The Company recorded reserves of $4.2 million and $2.3 million for certain of its outstanding legal proceedings as of September 28, 2025 and December 29, 2024, respectively, within Accrued and other current liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases. These leases have varying terms, the latest of which expires in 2032. As of September 28, 2025, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees was $11.2 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of September 28, 2025 was $8.9 million. In the event of default, the indemnity clauses in the Company’s purchase and sale agreements generally govern its ability to pursue and recover damages for certain of its assigned leases. As of September 28, 2025 and December 29, 2024, the Company’s recorded contingent lease liability was $1.7 million and $1.6 million, respectively.

16.    Segment Reporting

The following is a summary of reportable segments:

REPORTABLE SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S. (1)	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International Franchise	Outback Steakhouse	12 Franchise Markets
Carrabba’s Italian Grill (Abbraccio)
_________________
(1)Includes franchise locations.

Segment accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 29, 2024. Revenues for all segments include only transactions with customers and exclude intersegment revenues. There were no material transactions among reportable segments. Excluded from Income from operations for U.S. are certain legal and corporate costs not directly related to the performance of the segment, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses. The following segment disclosures have been recast to include amounts that relate solely to the Company’s continuing operations. In the tables below, “other” primarily includes amounts related to its Hong Kong subsidiary.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a summary of revenues by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Revenues
U.S.	$912,276	$887,325	$2,929,007	$2,904,602
International Franchise	7,146	9,945	23,480	29,501
Total segment revenues	919,422	897,270	2,952,487	2,934,103
All other revenues	9,391	12,743	28,286	44,352
Total revenues	$928,813	$910,013	$2,980,773	$2,978,455

The following table presents segment operating income and significant segment expense information for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
U.S.
Total revenues	$912,276	$887,325	$2,929,007	$2,904,602
Less:
Food and beverage	272,177	257,401	877,903	857,852
Labor and other related	295,421	281,721	915,778	888,605
Other restaurant operating	245,680	237,615	746,735	724,833
Other (1)	97,397	71,735	230,859	217,298
Total segment expenses	910,675	848,472	2,771,275	2,688,588
Income from operations	$1,601	$38,853	$157,732	$216,014

International Franchise
Total revenues	$7,146	$9,945	$23,480	$29,501
Less:
Total segment expenses (2)	148	392	640	1,209
Income from operations	$6,998	$9,553	$22,840	$28,292

Total segment
Total revenues	$919,422	$897,270	$2,952,487	$2,934,103
Less:
Total segment expenses	910,823	848,864	2,771,915	2,689,797
Total segment income from operations	$8,599	$48,406	$180,572	$244,306
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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a reconciliation of segment income from operations to (Loss) income before (benefit) provision for income taxes for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Total segment income from operations	$8,599	$48,406	$180,572	$244,306
Unallocated corporate operating expense	(45,245)	(35,665)	(131,435)	(103,690)
Other income (loss) from operations	226	(4,099)	1,324	(17,005)
Total (loss) income from operations	(36,420)	8,642	50,461	123,611
Loss on extinguishment of debt	—	(225)	—	(136,022)
Interest expense, net	(11,112)	(16,483)	(32,998)	(45,455)
(Loss) income before (benefit) provision for income taxes	$(47,532)	$(8,066)	$17,463	$(57,866)

The following table is a summary of depreciation and amortization by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Depreciation and amortization
U.S.	$42,403	$41,922	$126,161	$122,506
Corporate	2,324	2,102	6,613	6,369
Other	220	320	718	1,559
Total depreciation and amortization	$44,947	$44,344	$133,492	$130,434

The following table is a summary of capital expenditures by segment, excluding non-cash activity, for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Capital expenditures
U.S.	$115,415	$160,738
Corporate	9,025	6,243
Other	11	734
Total capital expenditures	$124,451	$167,715

The following table sets forth Total assets by segment as of the periods indicated:

(dollars in thousands)	SEPTEMBER 28, 2025	DECEMBER 29, 2024
Assets
U.S.	$2,574,524	$2,735,251
International Franchise	104,514	103,242
Total segment assets	2,679,038	2,838,493
Corporate	519,043	306,560
Other (1)	81,982	16,262
Assets of discontinued operations held for sale	—	223,490
Total assets	$3,280,063	$3,384,805
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

(iv)Economic and geopolitical conditions, including recent tariff developments and the ongoing U.S. government shutdown, and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

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

(viii)Our ability to preserve and grow the reputation and value of our brands, particularly in light of our turnaround plans, changes in consumer engagement with social media platforms and limited control with respect to the operations of our franchisees;

(ix)The effects of international economic, political and social conditions and legal systems on our foreign operations and on foreign currency exchange rates;

(x)The impacts of our operations in Brazil as a minority investor and franchisor following our sale transaction;

(xi)Our ability to comply with corporate citizenship and sustainability reporting requirements and investor expectations or our failure to achieve any goals, targets or objectives that we establish with respect to sustainability matters;

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

(xiv)Our ability to implement our remodeling, relocation and expansion plans, due to uncertainty in locating, acquiring and redesigning attractive sites on acceptable terms, obtaining required permits and approvals, recruiting and training necessary personnel, obtaining adequate financing and estimating the performance of newly opened, remodeled or relocated restaurants;

(xv)Our cost savings plans to enable reinvestment in our business, due to uncertainty with respect to macroeconomic conditions and the efficiency that may be added by the actions we take, and the projected benefits of our reinvestments;

(xvi)Seasonal and periodic fluctuations in our results and the effects of significant adverse weather conditions and other disasters or unforeseen events;

(xvii)The effects of our leverage and restrictive covenants in our various credit facilities on our ability to raise additional capital to fund our operations, to make capital expenditures to invest in new or renovate restaurants and to react to changes in the economy or our industry;

(xviii)Any impairment in the carrying value of our goodwill or other intangible or long-lived assets and its effect on our financial condition and results of operations; and

(xix)Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 29, 2024.

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

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 28, 2025, we owned and operated 987 restaurants and franchised 496 restaurants across 46 states, Guam and 12 countries. Our restaurant portfolio includes: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Our Turnaround Strategy - We are implementing a comprehensive turnaround strategy, with a key focus on Outback Steakhouse, to drive long-term sustainable and profitable growth. This strategy is based on four key platforms, including:

•Deliver a Remarkable Dine-In Experience: focus on operational excellence with center of the plate quality and service enhancements to deliver an exceptional guest experience, which will drive in-restaurant traffic growth
•Drive Brand Relevancy: expand brand reach to recruit new guests and increase frequency of visits
•Reignite a Culture of Ownership and Fun: reinvest in our people and strengthen our Principles & Beliefs-based culture which will drive an enhanced guest experience
•Invest in Our Restaurants: refresh our existing asset base to ensure restaurants are updated and reflect brand standards

These platforms will be supported by:

•Non-Guest Facing Productivity Savings: we are focused on cost savings in areas that will not impact the guest, such as indirect spend and contract negotiations
•Balanced Capital Allocation: we have a dual approach to invest in the base business and focus on debt paydown. To support the objectives, we suspended the dividend
•Strong Management Team: we have the right team in place to lead our brands through our turnaround initiatives, centered on an operational mindset and guest centricity

Financial Overview - Our financial overview for the thirteen weeks ended September 28, 2025 includes the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 1.2% and 0.4%, respectively;
•Increase in Total revenues of 2.1% as compared to the third quarter of 2024;
•Operating (loss) income and restaurant-level operating margins of (3.9)% and 9.2%, respectively, as compared to 0.9% and 11.1%, respectively, for the third quarter of 2024;
•Operating loss of $(36.4) million as compared to operating income of $8.6 million in the third quarter of 2024; and
•Diluted loss per share of $(0.54) as compared to $(0.01) for the third quarter of 2024.

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

System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. Sales from restaurants we do not own are not included in our consolidated Restaurant sales. Management uses this information to make decisions about future plans for the development of additional restaurants and new concepts, as well as evaluation of current operations. System-wide sales comprise sales of Company-owned and franchised restaurants. For a summary of sales of Company-owned restaurants, refer to Note 4 - Revenue Recognition of the Notes to Consolidated Financial Statements. Franchise sales disclosed as system-wide sales do not represent our sales and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant concepts and in determining our royalties and/or service fees.

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

Restaurant-level operating margin excludes various expenses, as discussed above, that are essential to supporting the operations of our restaurants and may materially impact our Consolidated Statements of Operations and Comprehensive (Loss) Income. As a result, restaurant-level operating margin is not indicative of our consolidated results of operations and is presented exclusively as a supplement to, and not a substitute for, Net income (loss) or (Loss) income from operations. In addition, our presentation of restaurant-level operating margin may not be comparable to similarly titled measures used by other companies in our industry.

•Adjusted restaurant-level operating margin, Adjusted income from operations, Adjusted net (loss) income and Adjusted diluted (loss) earnings per share—non-GAAP financial measures utilized to evaluate our operating performance.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data - The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
U.S.
Outback Steakhouse
Company-owned	559	550
Franchised	120	123
Total	679	673
Carrabba’s Italian Grill
Company-owned	190	192
Franchised	17	18
Total	207	210
Bonefish Grill
Company-owned	162	162
Franchised	4	4
Total	166	166
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	66	63
Other
Company-owned	—	4
Franchised	1	2
Total	1	6
U.S. total	1,119	1,118
International Franchise
Outback Steakhouse - Brazil (1)	187	—
Outback Steakhouse - South Korea	101	94
Other (1)	66	49
International Franchise total	354	143
International other - Company-owned
Outback Steakhouse - Hong Kong/China	10	11
Outback Steakhouse - Brazil (1)	—	172
Other - Brazil (1)	—	19
International other - Company-owned total	10	202
System-wide total	1,483	1,463
System-wide total - Company-owned	987	1,173
System-wide total - Franchised	496	290
____________________
(1)The September 29, 2024 restaurant counts for Brazil, are reported as of August 31, 2024, to correspond with the balance sheet date of this subsidiary. Following the close of the Brazil Sale Transaction on December 30, 2024, all restaurants in that market operate as unconsolidated franchisees and the related store count is no longer reported on a one-month lag. See Note 2 - Discontinued Operations of the Notes to Consolidated Financial Statements for further details.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

REVENUES

Restaurant Sales - Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 29, 2024	$889.8	$2,914.3
Change from:
Restaurant openings (1)	20.6	55.8
U.S. comparable restaurant sales	10.4	4.5
Restaurant closures (2)	(9.5)	(50.0)
Other	0.6	1.6
For the periods ended September 28, 2025	$911.9	$2,926.2
________________
(1)The thirteen and thirty-nine weeks ended September 28, 2025 include restaurant sales from 30 and 35 new restaurants, respectively, not included in our comparable restaurant sales base.
(2)The thirteen and thirty-nine weeks ended September 28, 2025 include the restaurant sales impact from the closure of 23 and 61 restaurants since June 30, 2024 and December 31, 2023, respectively.

Average Restaurant Unit Volumes and Operating Weeks - Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$72,712	$72,108	$77,911	$77,952
Carrabba’s Italian Grill	$66,857	$64,038	$71,345	$68,867
Bonefish Grill	$56,969	$56,477	$60,563	$62,342
Fleming’s Prime Steakhouse & Wine Bar	$99,528	$95,755	$111,847	$106,296
Operating weeks:
U.S.
Outback Steakhouse	7,261	7,148	21,668	21,461
Carrabba’s Italian Grill	2,483	2,496	7,449	7,534
Bonefish Grill	2,106	2,106	6,318	6,380
Fleming’s Prime Steakhouse & Wine Bar	858	819	2,533	2,474

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person - Following is a summary of comparable restaurant sales, traffic and average check per person increases (decreases) for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (1)
Outback Steakhouse	0.4%	(1.3)%	(0.5)%	(0.9)%
Carrabba’s Italian Grill	4.1%	(1.5)%	3.1%	0.4%
Bonefish Grill	0.8%	(4.1)%	(3.1)%	(3.7)%
Fleming’s Prime Steakhouse & Wine Bar	1.2%	1.2%	3.5%	(0.8)%
Combined U.S.	1.2%	(1.5)%	0.1%	(1.1)%

Traffic:
U.S.
Outback Steakhouse	—%	(3.9)%	(1.8)%	(4.0)%
Carrabba’s Italian Grill	0.6%	(3.4)%	0.3%	(2.7)%
Bonefish Grill	(1.7)%	(8.5)%	(7.8)%	(6.7)%
Fleming’s Prime Steakhouse & Wine Bar	(1.2)%	(7.3)%	(0.7)%	(6.7)%
Combined U.S.	(0.1)%	(4.4)%	(2.1)%	(4.2)%

Average check per person (2):
U.S.
Outback Steakhouse	0.4%	2.6%	1.3%	3.1%
Carrabba’s Italian Grill	3.5%	1.9%	2.8%	3.1%
Bonefish Grill	2.5%	4.4%	4.7%	3.0%
Fleming’s Prime Steakhouse & Wine Bar	2.4%	8.5%	4.2%	5.9%
Combined U.S.	1.3%	2.9%	2.2%	3.1%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
COSTS AND EXPENSES

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Restaurant sales or Total revenues for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Revenues
Restaurant sales	98.2%	97.8%	98.2%	97.8%
Franchise and other revenues	1.8	2.2	1.8	2.2
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Food and beverage (1)	30.2	29.4	30.3	29.9
Labor and other related (1)	32.6	32.2	31.7	30.9
Other restaurant operating (1)	28.0	27.4	26.2	25.6
Depreciation and amortization	4.8	4.9	4.5	4.4
General and administrative	6.4	6.6	6.0	5.9
Provision for impaired assets and restaurant closings	3.6	0.6	1.2	1.0
Total costs and expenses	103.9	99.1	98.3	95.8
(Loss) income from operations	(3.9)	0.9	1.7	4.2
Loss on extinguishment of debt	—	(*)	—	(4.6)
Interest expense, net	(1.2)	(1.8)	(1.1)	(1.5)
(Loss) income before (benefit) provision for income taxes	(5.1)	(0.9)	0.6	(1.9)
(Benefit) provision for income taxes	(0.2)	(0.9)	(0.3)	0.1
Loss from equity method investment, net of tax	(*)	—	(0.1)	—
Net (loss) income from continuing operations	(4.9)	(*)	0.8	(2.0)
Net income from discontinued operations, net of tax	*	0.8	*	0.5
Net (loss) income	(4.9)	0.8	0.8	(1.5)
Less: net income attributable to noncontrolling interests	*	*	0.1	0.1
Net (loss) income attributable to Bloomin’ Brands	(4.9)%	0.8%	0.7%	(1.6)%
____________________
(1)As a percentage of Restaurant sales.
*    Less than 1/10th of one percent of Total revenues.

Thirteen weeks ended September 28, 2025 as compared to thirteen weeks ended September 29, 2024

Food and beverage cost increased as a percentage of Restaurant sales primarily due to 1.6% from commodity inflation and 0.4% from unfavorable product cost mix. These impacts were partially offset by 1.0% from an increase in average check per person, primarily due to menu pricing, and 0.2% from cost-saving and productivity initiatives.

Labor and other related expense increased as a percentage of Restaurant sales primarily due to 0.9% from higher hourly and field management labor costs, mainly due to wage rate inflation, partially offset by 0.3% from an increase in average check per person and 0.2% from cost-saving and productivity initiatives.

Other restaurant operating expense increased as a percentage of Restaurant sales primarily due to 0.8% from higher restaurant-level operating and supply expenses, mainly due to inflation, and 0.6% from higher insurance expense. These impacts were partially offset by 0.5% from lower advertising expense and 0.2% from an increase in average check per person.

General and administrative expense decreased primarily due to lower compensation and related expenses partially offset by costs associated with our foreign currency forward contracts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Provision for impaired assets and restaurant closings increased during the thirteen weeks ended September 28, 2025 primarily due to higher impairment and closure charges related to restaurant closures and underperforming restaurants. We expect to incur an estimated $5.0 million to $7.0 million of related severance and closure charges in connection with the 2025 Restaurant Closures during the thirteen weeks ended December 28, 2025. See Note 5 – Impairments and Exit Costs for additional details.

Interest expense, net decreased primarily due to $4.8 million of interest income on the second installment related to the Brazil Sale Transaction.

Benefit for income taxes for the thirteen weeks ended September 28, 2025 and September 29, 2024 includes the impact of changes to the estimate of forecasted annual pre-tax book income relative to the respective prior quarter and the benefit of FICA tax credits.

Thirty-nine weeks ended September 28, 2025 as compared to thirty-nine weeks ended September 29, 2024

Food and beverage cost increased as a percentage of Restaurant sales primarily due to 1.1% from commodity inflation and 0.5% from unfavorable product cost mix. These impacts were partially offset by 1.0% from an increase in average check per person, primarily due to menu pricing, and 0.3% from cost-saving and productivity initiatives.

Labor and other related expense increased as a percentage of Restaurant sales primarily due to 1.3% from higher hourly and field management labor costs, mainly due to wage rate inflation and health insurance, partially offset by 0.4% from an increase in average check per person.

Other restaurant operating expense increased as a percentage of Restaurant sales primarily due to 0.9% from higher restaurant-level operating and supply expenses, mainly due to inflation, and 0.3% from higher insurance expense. These increases were partially offset by 0.4% from lower advertising expense.

General and administrative expense increased primarily due to costs associated with our foreign currency forward contracts and severance partially offset by lower compensation and related expenses.

Provision for impaired assets and restaurant closings increased primarily due to higher impairment and closure charges related to restaurant closures and underperforming restaurants.

Loss on extinguishment of debt during the thirty-nine weeks ended September 29, 2024 was in connection with the Second 2025 Notes Partial Repurchase.

Interest expense, net decreased primarily due to $12.4 million of interest income on the second installment related to the Brazil Sale Transaction.

(Benefit) provision for income taxes for the thirty-nine weeks ended September 28, 2025 includes the impact of FICA tax credits relative to low forecasted annual pretax book income. Provision for income taxes for the thirty-nine weeks ended September 29, 2024 includes the impact of the non-deductible losses associated with the Second 2025 Notes Partial Repurchase.

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

Summary financial data - Following is a summary of financial data by segment for the periods indicated:

	U.S.
	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Revenues
Restaurant sales (1)	$902,543	$877,052	$2,897,968	$2,870,036
Franchise and other revenues	9,733	10,273	31,039	34,566
Total revenues	$912,276	$887,325	$2,929,007	$2,904,602
Income from operations	$1,601	$38,853	$157,732	$216,014
Operating income margin	0.2%	4.4%	5.4%	7.4%

	INTERNATIONAL FRANCHISE
	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Franchise revenues (2)	$7,146	$9,945	$23,480	$29,501

Income from operations	$6,998	$9,553	$22,840	$28,292
____________________
(1)The increase during the thirteen and thirty-nine weeks ended September 28, 2025 compared to the thirteen and thirty-nine weeks ended September 29, 2024 was primarily due to the net impact of restaurant openings and closures and higher comparable restaurant sales.
(2)On December 30, 2024, we entered into franchise agreements in connection with the Brazil Sale Transaction that include royalty rates that are lower than our 5% historical intercompany royalty rates and are on the low end of our international franchisee royalty percentage range.

Income from operations

U.S. - The decrease in U.S. Income from operations generated during the thirteen weeks ended September 28, 2025 as compared to the thirteen weeks ended September 29, 2024 was primarily due to: (i) higher impairment and closure costs, (ii) higher commodity, labor and operating costs, mainly due to inflation, and (iii) unfavorable product cost mix. These decreases were partially offset by: (i) an increase in average check per person, primarily due to pricing, (ii) lower General and administrative expense, (iii) lower advertising expense and (iv) cost-saving and productivity initiatives.

U.S. - The decrease in U.S. Income from operations generated during the thirty-nine weeks ended September 28, 2025 as compared to the thirty-nine weeks ended September 29, 2024 was primarily due to: (i) higher labor, commodity and operating costs, mainly due to inflation, (ii) higher impairment and closure costs and (iii) unfavorable product cost mix. These decreases were partially offset by: (i) an increase in average check per person, primarily due to pricing, (ii) lower advertising expense and (iii) cost-saving and productivity initiatives.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Non-GAAP Financial Measures

Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations - The following table reconciles consolidated (Loss) income from operations and the corresponding margin to restaurant-level operating income and consolidated adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
(Loss) income from operations	$(36,420)	$8,642	$50,461	$123,611
Operating (loss) income margin	(3.9)%	0.9%	1.7%	4.2%
Less:
Franchise and other revenues	16,893	20,229	54,565	64,202
Plus:
Depreciation and amortization	44,947	44,344	133,492	130,434
General and administrative	59,103	59,989	180,007	175,660
Provision for impaired assets and restaurant closings	33,236	5,597	35,126	31,154
Restaurant-level operating income	$83,973	$98,343	$344,521	$396,657
Restaurant-level operating margin	9.2%	11.1%	11.8%	13.6%
Adjustments:
Employee benefits policy change (1)	2,763	—	2,763	—
Closure-related charges	—	—	—	434
Total restaurant-level operating income adjustments	2,763	—	2,763	434
Adjusted restaurant-level operating income	$86,736	$98,343	$347,284	$397,091
Adjusted restaurant-level operating margin	9.5%	11.1%	11.9%	13.6%
_________________
(1)Represents costs associated with updated field PTO policy in connection with the transition to a new human resources and payroll system.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted Income from Operations Non-GAAP Reconciliations - The following table reconciles (Loss) income from operations and the corresponding margin to adjusted income from operations and the corresponding margin for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
(Loss) income from operations	$(36,420)	$8,642	$50,461	$123,611
Operating (loss) income margin	(3.9)%	0.9%	1.7%	4.2%
Adjustments:
Total restaurant-level operating income adjustments (1)	2,763	—	2,763	434
Asset impairments and closure-related charges (2)	31,570	5,127	29,641	32,407
Severance and other transformational costs (3)	6,587	7,121	16,187	8,121
Foreign currency forward contract costs (4)	3,254	—	7,815	—
Total income from operations adjustments	44,174	12,248	56,406	40,962
Adjusted income from operations	$7,754	$20,890	$106,867	$164,573
Adjusted operating income margin	0.8%	2.3%	3.6%	5.5%
_________________
(1)See the Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations table above for details regarding restaurant-level operating income adjustments.
(2)The thirteen and thirty-nine weeks ended September 28, 2025 primarily include costs related to the 2025 Restaurant Closures and the five underperforming U.S. restaurants. The thirteen and thirty-nine weeks ended September 29, 2024 include asset impairment, closure costs and severance primarily in connection with previous restaurant closures. See Note 5 - Impairments and Exit Costs for additional details.
(3)Includes severance, professional fees and other costs incurred as a result of transformational and restructuring activities.
(4)Represents costs in connection with the foreign currency forward contracts that mostly offset foreign currency exchange risk associated with installment payments from the Brazil Sale Transaction.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted Net (Loss) Income and Adjusted Diluted (Loss) Earnings Per Share Non-GAAP Reconciliations - The following table reconciles Net (loss) income attributable to Bloomin’ Brands to adjusted net (loss) income and adjusted diluted (loss) earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Net (loss) income attributable to Bloomin’ Brands	$(45,859)	$6,912	$21,712	$(48,557)
Net income from discontinued operations, net of tax	189	7,577	714	14,140
Net (loss) income attributable to Bloomin’ Brands from continuing operations	(46,048)	(665)	20,998	(62,697)
Adjustments:
Income from operations adjustments (1)	44,174	12,248	56,406	40,962
Loss on extinguishment of debt (2)	—	—	—	135,797
Total adjustments, before income taxes	44,174	12,248	56,406	176,759
Adjustment to (benefit) provision for income taxes (3)	(1,028)	(2,098)	(3,023)	(3,894)
Net adjustments, continuing operations	43,146	10,150	53,383	172,865
Adjusted net (loss) income, continuing operations	(2,902)	9,485	74,381	110,168
Adjusted net income, discontinued operations (4)	189	8,667	714	16,524
Adjusted net (loss) income	$(2,713)	$18,152	$75,095	$126,692

Diluted (loss) earnings per share (5):
Continuing operations	$(0.54)	$(0.01)	$0.25	$(0.73)
Discontinued operations	—	0.09	0.01	0.16
Net diluted (loss) earnings per share	$(0.54)	$0.08	$0.25	$(0.56)

Adjusted diluted (loss) earnings per share (5):
Continuing operations	$(0.03)	$0.11	$0.87	$1.22
Discontinued operations	—	0.10	0.01	0.18
Adjusted diluted (loss) earnings per share (6)	$(0.03)	$0.21	$0.88	$1.41

Diluted weighted average common shares outstanding	85,093	85,063	85,222	86,258
Adjusted diluted weighted average common shares outstanding (6)	85,093	86,164	85,222	90,057
_________________
(1)See the Adjusted Income from Operations Non-GAAP Reconciliations table above for details regarding (Loss) income from operations adjustments.
(2)Includes losses in connection with the Second 2025 Notes Partial Repurchase, including settlements of the related convertible senior note hedges and warrants.
(3)The tax effect of non-GAAP adjustments is determined by recomputing the (benefit) provision for income taxes on an adjusted basis. The difference between the recomputed (benefit) provision for income taxes and the GAAP (benefit) provision for income taxes represents the tax effect of non-GAAP adjustments. For the thirteen and thirty-nine weeks ended September 28, 2025, the difference between GAAP and adjusted (benefit) provision for income taxes is primarily related to the changes to forecasted pre-tax book income relative to prior quarters under both GAAP and non-GAAP and its impact on the application of the estimated annualized effective income tax rate to year-to-date ordinary income. As a result of this methodology, we expect that a portion of the tax effect of the total adjustments for the thirteen and thirty-nine weeks ended September 28, 2025 will be reflected in the last quarter of this fiscal year. For the thirty-nine weeks ended September 29, 2024, the difference between GAAP and adjusted effective income tax rates primarily relates to nondeductible losses and other tax costs associated with the Second 2025 Notes Partial Repurchase.
(4)Includes net income from our Brazil operations for the periods presented. The thirteen and thirty-nine weeks ended September 29, 2024 include a non-GAAP adjustment for $1.5 million of transaction-related professional fees and the tax effect of non-GAAP adjustments. The thirty-nine weeks ended September 29, 2024 also includes $1.5 million of asset impairment. See Note 2 - Discontinued Operations of the Notes to Consolidated Financial Statements for additional details regarding the Brazil Sale Transaction.
(5)Amounts may not add due to rounding.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
(6)Due to a GAAP net loss from continuing operations, antidilutive securities are excluded from diluted weighted average common shares outstanding for the thirteen weeks ended September 28, 2025 and the thirteen and thirty-nine weeks ended September 29, 2024. However, considering the adjusted net income position for the thirteen and thirty-nine weeks ended September 29, 2024, adjusted diluted weighted average common shares outstanding incorporates securities that would have been dilutive for GAAP.

System-Wide Sales - The following table provides a summary of sales of franchised restaurants by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
U.S.
Outback Steakhouse	$118	$120	$371	$381
Carrabba’s Italian Grill	8	10	28	33
Bonefish Grill	1	2	5	7
Aussie Grill	—	—	—	1
U.S. total	127	132	404	422
International Franchise
Outback Steakhouse - Brazil (1)	119	125	344	366
Outback Steakhouse - South Korea	76	76	230	228
Other	32	33	95	97
International Franchise total	227	234	669	691
Total franchise sales	$354	$366	$1,073	$1,113
_________________
(1)The decrease for the thirteen and thirty-nine weeks ended September 28, 2025 compared to the thirteen and thirty-nine weeks ended September 29, 2024 primarily resulted from fluctuations in foreign exchange rates. Brazil sales are no longer reported on a one-month lag beginning December 31, 2024.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 28, 2025, we had $66.5 million in cash and cash equivalents, of which $5.6 million was held by foreign affiliates, and did not have aggregate undistributed foreign earnings from our consolidated foreign subsidiaries.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY			TOTAL CREDIT FACILITIES
(dollars in thousands)	REVOLVING CREDIT FACILITY	2025 NOTES	2029 NOTES
Balance as of December 29, 2024	$710,000	$20,724	$300,000	$1,030,724
2025 new debt	1,100,000	—	—	1,100,000
2025 payments	(1,145,000)	(20,724)	—	(1,165,724)
Balance as of September 28, 2025 (1)	$665,000	$—	$300,000	$965,000

Interest rates, as of September 28, 2025 (2)	6.47%		5.13%
Principal maturity date	September 2029		April 2029
____________________
(1)On May 1, 2025, the 2025 Notes were settled primarily using borrowings from the revolving credit facility.
(2)Interest rate for revolving credit facility represents the weighted average interest rate as of September 28, 2025.

As of September 28, 2025, we had $518.7 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $16.3 million.

Our credit agreement, as amended, contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities.

As of September 28, 2025 and December 29, 2024, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

Sources and Uses of Cash

Cash flows generated from operating activities, availability under our revolving credit facility and proceeds received from the Brazil Sale Transaction are our principal sources of liquidity, which we use for operating expenses, development of new restaurants, investments in technology, remodeling or relocating older restaurants, and dividend payments.

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

Brazil Sale Transaction - On December 30, 2024, we received cash proceeds, net of withheld income taxes, of $103.9 million in U.S. dollars based on the exchange rate on the Closing Date, representing 52% of the total Purchase Price from the Brazil Sale Transaction, and applied the proceeds to our revolving credit facility during the thirteen weeks ended March 30, 2025. The second installment payment, representing 48% of total proceeds from the Brazil Sale Transaction and accumulated interest, is due on or before December 30, 2025, which we anticipate also applying towards the revolving credit facility.

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

Dividends and Share Repurchases - In October 2025, the Board suspended the dividend as a component of our turnaround strategy. Future dividend payments are dependent on our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant, as well as continued compliance with the financial covenants in our debt agreements.

In February 2024, our Board approved a $350.0 million share repurchase authorization, which expired on August 13, 2025.

The following table presents our dividends and share repurchases for the periods indicated:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2024	$82,574	$265,695	$348,269
First fiscal quarter 2025	12,747	—	12,747
Second fiscal quarter 2025	12,759	—	12,759
Third fiscal quarter 2025	12,760	—	12,760
Total	$120,840	$265,695	$386,535

Summary of Cash Flows and Financial Condition

Cash Flows - The following chart presents a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated:

Operating Activities - The increase in net cash provided by operating activities during the thirty-nine weeks ended September 28, 2025 as compared to the thirty-nine weeks ended September 29, 2024 was primarily due to changes in working capital.

Investing Activities - Net cash used in investing activities during the thirty-nine weeks ended September 28, 2025 was primarily due to capital expenditures and payments on foreign currency forward contracts partially offset by the proceeds from the Brazil sale, net of taxes withheld. Net cash used in investing activities during the thirty-nine weeks ended September 29, 2024 was primarily due to capital expenditures.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Financing Activities - Net cash used in financing activities during the thirty-nine weeks ended September 28, 2025 was primarily due to: (i) net payments on the revolving credit facility from the proceeds on the Brazil Sale Transaction, (ii) payments of cash dividends and (iii) maturity settlement for the 2025 Notes. Net cash provided by financing activities during the thirty-nine weeks ended September 29, 2024 was primarily due to net draws on the revolving credit facility exceeding cash used to repurchase common stock and pay dividends on our common stock, and net cash received from the partial unwind agreements relating to a portion of the convertible note hedge and warrant transactions that were entered into in connection with the issuance of the 2025 Notes.

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	SEPTEMBER 28, 2025	DECEMBER 29, 2024
Current assets	$351,249	$320,519
Current liabilities	774,420	952,336
Working capital (deficit)	$(423,171)	$(631,817)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $295.4 million and $374.1 million as of September 28, 2025 and December 29, 2024, respectively, and (ii) current operating lease liabilities of $176.3 million and $158.8 million as of September 28, 2025 and December 29, 2024, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

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

In addition, we considered the reasonableness of the fair value of the reporting units by assessing the implied enterprise value control premiums based on our market capitalization. We determined that the implied control premium was reasonable, which corroborates our fair value estimates for the reporting units.

Assumptions used in the quantitative approach are made at a point in time and require significant judgment. They are subject to change based on facts and circumstances present at the impairment test date. However, it is reasonably possible that changes in assumptions could occur. As a sensitivity measure, the following table summarizes the changes to the fair value of our Outback Steakhouse and Bonefish Grill reporting units if the discount rate or the long-term growth rate used to estimate fair value would have been increased (decreased) by the amounts stated in the table below, only for the discounted cash flow method. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.

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

As a result of the decreased fair values, the goodwill associated with the Outback Steakhouse and Bonefish Grill reporting units and the Outback Steakhouse trade name are at a higher risk of future impairments if any assumptions, estimates, or market factors change in the future.

Recently Issued Financial Accounting Standards

See Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a summary of new accounting standards.

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in commodity prices, labor inflation, foreign currency exchange rates and interest rates. We believe that there have been no material changes in our market risk since December 29, 2024. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 29, 2024 for further information regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the thirteen weeks ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the thirteen weeks ended September 28, 2025 that were not registered under the Securities Act.

Share Repurchases - In February 2024, our Board approved a share repurchase authorization of up to $350.0 million of our outstanding common stock as announced in our press release issued February 23, 2024 (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program expired on August 13, 2025.

We did not repurchase any of our outstanding common stock during the thirteen weeks ended September 28, 2025.

Item 5. Other Information

Rule 10b5-1 Trading Plans - During the thirteen weeks ended September 28, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Employment Offer Letter Agreement, dated as of July 30, 2025, between Bloomin’ Brands, Inc. and Eric Christel	August 7, 2025, Form 10-Q, Exhibit 10.6

10.2*	Separation Agreement, dated as of October 13, 2025, by and between Michael Healy and Bloomin’ Brands, Inc.	Filed herewith

10.3*	Separation Agreement, dated as of November 1, 2025, by and between Mark Graff and Bloomin’ Brands, Inc.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date:	November 6, 2025	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Philip Pace
Philip Pace Senior Vice President, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

[Remainder of page intentionally left blank]