Form 10-K
period 2025-12-28
Bloomin' Brands, Inc.
filed 2026-02-25
CIK 1546417

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 28, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Global Select Market) was $731.0 million.

As of February 20, 2026, 85,227,623 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BLOOMIN’ BRANDS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For Fiscal Year 2025

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

(i)Our ability to execute and achieve the expected benefits of our actions to focus on operational priorities, including our turnaround plans and cost-saving initiatives to fund such plans;

(ii)Consumer reactions to public health and food safety issues;

(iii)Minimum wage increases, additional mandated employee benefits and fluctuations in the cost and availability of employees;

(iv)Our ability to recruit and retain high-quality leadership, restaurant-level management and team members;

(v)Economic and geopolitical conditions, including recent tariff developments and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

(vi)Our ability to compete in the highly competitive restaurant industry with many well-established competitors and new market entrants;

(vii)Our ability to protect our information technology systems from interruption or security breach, including cybersecurity threats, and to protect consumer data and personal employee information;

(viii)Fluctuations in the price and availability of commodities, including supplier freight charges and restaurant distribution expenses, and other impacts of inflation and our dependence on a limited number of suppliers and distributors to meet our beef, pork, chicken and other major product supply needs;

BLOOMIN’ BRANDS, INC.
(ix)Our ability to preserve and grow the reputation and value of our brands, particularly in light of our turnaround plans, changes in consumer engagement with social media platforms and limited control with respect to the operations of our franchisees or the business challenges they face;

(x)The effects of international economic, political and social conditions and legal systems on our foreign operations and on foreign currency exchange rates;

(xi)The impacts of our operations in Brazil as a minority investor and franchisor following our sale transaction;

(xii)Our ability to comply with corporate citizenship and sustainability reporting requirements and investor expectations or our failure to achieve any goals, targets or objectives that we establish with respect to sustainability matters;

(xiii)Our ability to effectively respond to changes in patterns of consumer traffic, including by maintaining relationships with third-party delivery apps and services, consumer tastes and dietary habits;

(xiv)Our ability to comply with governmental laws and regulations, the costs of compliance with such laws and regulations and the effects of changes or uncertainty with respect to applicable laws and regulations, including tax laws and unanticipated liabilities, and the impact of any litigation;

(xv)Our ability to implement our remodeling, relocation and expansion plans, due to uncertainty in locating, acquiring and redesigning attractive sites on acceptable terms, obtaining required permits and approvals, recruiting and training necessary personnel, obtaining adequate financing and estimating the performance of newly opened, remodeled or relocated restaurants;

(xvi)Our cost savings plans to enable reinvestment in our business, due to uncertainty with respect to macroeconomic conditions and the efficiency that may be added by the actions we take, and the projected benefits of our reinvestments;

(xvii)Seasonal and periodic fluctuations in our results and the effects of significant adverse weather conditions and other disasters or unforeseen events;

(xviii)The effects of our leverage and restrictive covenants in our various credit facilities on our ability to raise additional capital to fund our operations, to make capital expenditures to invest in new or renovate restaurants and to react to changes in the economy or our industry; and

(xix)Any impairment in the carrying value of our goodwill or other intangible or long-lived assets and its effect on our financial condition and results of operations.

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

BLOOMIN’ BRANDS, INC.
Item 1.    Business

Bloomin’ Brands, Inc. (“Bloomin’ Brands,” the “Company,” “we,” “us,” and “our” and similar terms mean Bloomin’ Brands, Inc. and its subsidiaries except where the context otherwise requires), a Delaware corporation, is one of the largest casual dining restaurant companies in the world, with a portfolio of leading, differentiated restaurant concepts. Our restaurant portfolio includes Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar. Our restaurant concepts range in price point and degree of formality from casual (Outback Steakhouse and Carrabba’s Italian Grill) to polished casual (Bonefish Grill) and fine dining (Fleming’s Prime Steakhouse & Wine Bar). OSI Restaurant Partners, LLC (“OSI”), a wholly-owned subsidiary of Bloomin’ Brands, is our primary operating entity.

MARKETS

As of December 28, 2025, we owned and operated 967 restaurants and franchised 493 restaurants across 46 states, Guam and 12 countries. On December 30, 2024, we completed the sale of the majority ownership of our Brazil operations, and all restaurants in that market are now operated as unconsolidated franchisees. See International Franchise Segment discussion below for details.

Our Segments

We consider each of our U.S. restaurant concepts and international franchise markets to be operating segments, which reflects how we manage our business, review operating performance and allocate resources. We aggregate our U.S. operating segments into the U.S. reportable segment. The U.S. segment includes all restaurants operating in the U.S. while franchised restaurants operating outside the U.S. are included in the international franchise segment. All other operating segments, which include the Company’s operations in Hong Kong and the equity method investment in Brazil, do not meet the quantitative thresholds for determining reportable operating segments. Following is a summary of reportable segments as of December 28, 2025:

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

U.S. Segment

As of December 28, 2025, in our U.S. segment, we owned and operated 957 restaurants and franchised 138 restaurants across 46 states.

Outback Steakhouse - Outback Steakhouse is a casual steakhouse restaurant concept focused on steaks, bold flavors and Australian decor. The Outback Steakhouse menu offers seasoned and seared grilled steaks, ribs, chicken, seafood, pasta, salads and seasonal specials. The menu also offers a selection of specialty appetizers, including our signature Bloomin’ Onion®, and desserts, together with full bar service.

Carrabba’s Italian Grill - Offering authentic Italian cuisine passed down from its founders’ family recipes, Carrabba’s Italian Grill uses high-quality ingredients to prepare fresh and handmade dishes cooked to order in a lively exhibition kitchen. Featuring a wood-burning grill inspired by the many tastes of Italy, guests can enjoy

BLOOMIN’ BRANDS, INC.
signature dishes such as Chicken Bryan and Pollo Rosa Maria, wood-fire grilled steaks and chops, and classic Italian pasta dishes in a welcoming, contemporary atmosphere.

Bonefish Grill - Bonefish Grill specializes in fish from around the world, hand-cut in-house every day, savory wood-grilled specialties and locally created, seasonal Partner Selection dishes featuring high-quality and fresh ingredients. Offering a selection of classic and signature hand-crafted cocktails, using fresh juices, edible garnishes and house infusions, Bonefish Grill also features a distinct list of wines, the perfect match for any food pairing.

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

As of December 28, 2025, our international franchise segment includes 355 franchised restaurants across 11 countries and Guam. See Item 2. Properties for disclosure of our international restaurant count by country and territory.

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

U.S. Development - We opportunistically pursue unit growth across our concepts through existing geography fill-in and market expansion opportunities. In recent years, we began developing our U.S. Outback Steakhouse restaurants utilizing a smaller-scaled “Joey” design. The Joey was designed to increase return on investment through a reduced restaurant footprint with a more efficient layout. Our current Joey design consists of a freestanding building with approximately 5,000 square feet and seating for approximately 190 guests. We opened 15 Outback Steakhouse restaurants during 2025 and plan to open approximately six additional locations in 2026.

International Development - We continue to pursue international expansion opportunities through our franchise partners, leveraging established franchised markets in South America, Asia and the Middle East, with a focus on Brazil.

Remodeling - We regularly remodel restaurants across all of our concepts to maintain the relevance of our restaurants’ ambience, focused on driving additional traffic to our restaurants. One of our key platforms in our turnaround strategy is to invest in our restaurants. As a part of this strategy, we plan to remodel nearly all of our Outback Steakhouse restaurants by the end of 2028.

BLOOMIN’ BRANDS, INC.

System-wide Restaurant Summary - Following is a system-wide rollforward of our restaurants during 2025:

	DECEMBER 29, 2024	2025 ACTIVITY			DECEMBER 28, 2025	U.S. STATE
Number of restaurants:		OPENINGS	CLOSURES	OTHER		COUNT
U.S.
Outback Steakhouse
Company-owned	553	15	(20)	—	548
Franchised	122	—	(4)	—	118
Total	675	15	(24)	—	666	44
Carrabba’s Italian Grill
Company-owned	192	1	(6)	—	187
Franchised	18	—	(1)	—	17
Total	210	1	(7)	—	204	28
Bonefish Grill
Company-owned	162	—	(6)	—	156
Franchised	4	—	(2)	—	2
Total	166	—	(8)	—	158	27
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	63	3	—	—	66	25
Other
Company-owned	—	—	—	—	—
Franchised	2	—	(1)	—	1
Total	2	—	(1)	—	1	1
U.S. total	1,116	19	(40)	—	1,095
International Franchise
Outback Steakhouse - Brazil (1)	—	15	(1)	174	188
Outback Steakhouse - South Korea	96	7	(2)	—	101
Other (1)	49	2	(4)	19	66
International Franchise total	145	24	(7)	193	355
International - Company-owned
Outback Steakhouse - Hong Kong/China	10	—	—	—	10
Outback Steakhouse - Brazil (1)	173	1	—	(174)	—
Other - Brazil (1)	19	—	—	(19)	—
International - Company-owned total	202	1	—	(193)	10
System-wide total	1,463	44	(47)	—	1,460
System-wide total - Company-owned	1,172	20	(32)	(193)	967
System-wide total - Franchised	291	24	(15)	193	493
____________________
(1)The December 29, 2024 restaurant counts for Brazil are reported as of November 30, 2024 to correspond with the balance sheet date of this subsidiary. Following the close of the Brazil Sale Transaction on December 30, 2024, all restaurants in that market operate as unconsolidated franchisees and the related store count is no longer reported on a one-month lag. See Note 2 - Discontinued Operations of the Notes to Consolidated Financial Statements for further details.

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

Following is a summary of sales by occasion, sales mix by product type and average check per person for U.S. Company-owned restaurants during 2025:

	U.S.
Occasion:	Outback Steakhouse	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse & Wine Bar
In-restaurant sales	75%	66%	83%	97%
Off-premises sales	25%	34%	17%	3%
	100%	100%	100%	100%
Sales mix by product type:
Food & non-alcoholic beverage	92%	90%	81%	80%
Alcoholic beverage	8%	10%	19%	20%
	100%	100%	100%	100%
Average check per person	$29	$27	$37	$110

Unaffiliated Franchise Program - Our unaffiliated franchise agreements grant third parties the right to establish and operate a restaurant using one of our concepts. Franchised restaurants are required to be operated in accordance with the franchise agreement and in compliance with their respective concept’s standards and specifications.

Under our franchise agreements, each franchisee is required to pay an initial franchise fee and monthly royalties based on a percentage of gross restaurant sales. Initial franchise fees for full-service restaurants are generally $40,000 for U.S. franchisees and range between $35,000 and $75,000 for international franchisees, depending on the market. Some franchisees may also pay advertising and administration fees based on a percentage of gross restaurant sales. Following is a summary of royalty fee percentages based on our existing unaffiliated franchise agreements:

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

Effective December 31, 2023, we entered into an Amended & Restated Holistic Agreement (the “2023 Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), a franchisee of 74 Outback Steakhouse restaurants in the western United States. The 2023 Resolution Agreement provides for (i) deferral and forbearance of the Company’s and Out West’s lenders’ rights with respect to prior payment defaults, (ii) reduced advertising fees of 2.25% of gross sales, (iii) payment priorities for rents, royalties, national advertising fees and local marketing expenditures, and (iv) mechanisms to settle Out West’s obligations with its lenders and provide for capital expenditures, within certain

BLOOMIN’ BRANDS, INC.
limitations. The agreement ends on December 27, 2026 or upon the earlier occurrence of certain specified events, including a default in ongoing franchise payment obligations to us or if earnings fall below specified levels, the sale of all or substantially all of Out West’s assets or equity, bankruptcy or a liquidation event. Upon the expiration or any earlier termination of the 2023 Resolution Agreement, there is no assurance that we will continue to receive royalties and other fees owed to us from Out West or that we will not need to provide additional support for the franchised locations. See Note 4 – Revenue Recognition of the Notes to Consolidated Financial Statements for further details regarding the 2023 Resolution Agreement.

In connection with the closing of the Brazil Sale Transaction on December 30, 2024, we entered into amended and restated franchise agreements with all existing restaurants in Brazil for 20-year terms. Royalty rate requirements are consistent with the lower end of our international franchise royalty range.

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

We and our franchisees have distribution programs that include food, non-alcoholic beverage, smallwares and packaging goods. Where applicable, these programs may be managed by custom distribution companies that only provide products approved for our system. These customized relationships enable our staff to effectively manage and prioritize our supply chain needs.

Beef represents the majority of purchased proteins. In 2025, our restaurants purchased beef raw materials primarily from four beef suppliers. Due to the nature of our industry, we expect to continue purchasing a substantial amount of beef from a small number of suppliers. Other major commodity categories purchased include seafood, pork, poultry, produce, dairy, bread, oils and pasta and energy sources to operate our restaurants, such as natural gas and electricity. The cost of such commodities may fluctuate widely due to government policy and regulation, changing weather patterns and conditions, climate change and other supply and/or demand impacting events such as pandemics, macroeconomic conditions, geopolitical events or other unforeseen circumstances.

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

To drive customer engagement, we continue to invest in data and technology infrastructure, including brand websites, digital marketing, online ordering, pay at the table technology and mobile apps. To increase customer convenience, we leverage our online ordering infrastructure to facilitate off-premises dining systems. Additionally, we maintain systems to support our U.S. customer loyalty program with a focus on increasing traffic to our restaurants.

BLOOMIN’ BRANDS, INC.

Our integrated point-of-sale system allows us to transact business in our U.S. restaurants and communicate sales data through a secure corporate network to our enterprise resource planning system and data warehouse. Our Company-owned restaurants, and most of our U.S. franchised restaurants, are connected through a portal that provides our employees and franchise partners with access to business information and tools that allow them to collaborate, communicate, train and share information.

We maintain a system to ensure network security and safeguard against data loss. See Item 1C. Cybersecurity and Item 1A. Risk Factors for additional discussion of our cybersecurity measures.

Advertising and Marketing - We advertise through a diverse set of media channels including, but not limited to, national and spot television, radio, social media, search engines and other digital tactics. Our concepts have active public relations programs and also rely on national promotions, site visibility, local marketing, customer relationship management initiatives, direct mail, billboards and point-of-sale materials to promote our restaurants. We leverage data insights and analytics to develop guest segmentation to inform personalization, guest relationship management and enhance our digital advertising to be more effective, efficient and relevant. Additionally, our larger international markets have teams that engage local agencies to tailor advertising to each market and develop relevant and timely promotions based on local consumer demand.

In 2025, Outback Steakhouse added the Aussie Three Course as a menu offering, reinforcing value, casual craveability and the spirit of the “No Rules, Just Right” iconic brand positioning.

Our U.S. loyalty program, Dine Rewards, is designed to engage with our loyal guest base and drive incremental traffic. We continue to drive recruitment and loyalty through this targeted marketing lever.

Restaurant Management - The Restaurant Managing Partner has primary responsibility for the day-to-day operation of each restaurant and is required to follow Company-established operating standards. Joint Venture Partners for Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill, as well as Directors of Operations for Fleming’s Prime Steakhouse & Wine Bar (collectively, “Area Operating Partners”), are responsible for overseeing restaurant operations and the Restaurant Managing Partners within their specific regions. For Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill, Market Vice Presidents oversee multiple Area Operating Partner regions.

In addition to base salary, Restaurant Managing Partners, Chef Partners for Fleming’s Prime Steakhouse & Wine Bar, Area Operating Partners and Market Vice Presidents generally receive performance-based bonuses for providing management and supervisory services to their restaurants, certain of which may be based on a percentage of their restaurants’ monthly operating results or cash flows and/or total controllable income or other factors.

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

BLOOMIN’ BRANDS, INC.
SEASONALITY

Our business is subject to seasonal fluctuations. Customer traffic patterns for our established U.S. restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. International customer traffic patterns vary by market. Holidays may affect sales volumes in some of our markets. Severe storms, extended periods of inclement weather or climate change may affect the seasonal operating results of the areas impacted.

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

U.S. - Alcoholic beverage sales represent 11% of our U.S. restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and, where applicable, a permit to provide service for extended hours, for carry-out or delivery and on Sundays. We also offer alcohol to-go at certain locations from each of our restaurant concepts.

Our restaurant operations are also subject to federal, state and local laws and regulations for such matters as:

•immigration, employment, minimum wage, overtime, tip credits, paid and unpaid leave, safety standards, worker conditions and health care;
•menu labeling, traceability requirements, and food safety;
•environmental, sustainability, waste management, energy usage, and climate-related regulations, covering things such as climate-related disclosures, gas appliance restrictions, and single use packaging;
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

HUMAN CAPITAL RESOURCES

Employees - As of December 28, 2025, we employed approximately 64,000 Team Members, of which approximately 500 are Restaurant Support Center (“RSC”) employees. We track several workforce statistics to help us understand the gender, racial and ethnic diversity of our U.S. Team Members, including the following as of the period indicated:

	DECEMBER 28, 2025
KEY STATISTICS	WOMEN	PEOPLE OF COLOR (1)
Restaurant Support Center	61%	23%
Operations Leadership (2)	39%	34%
Hourly Team Members	50%	47%
_________________
(1)Denotes U.S. Team Members that identify as Black/African American, Hispanic/Latinx, Asian, Native American, Pacific Islander or two or more races.
(2)Includes restaurant managers, Restaurant Managing Partners, Chef Partners, Area Operating Partners and Market Vice Presidents.

BLOOMIN’ BRANDS, INC.
In addition to gender, racial and ethnic diversity, our U.S. Team Members are also diverse in age, comprised of five generations: Traditionalists, Baby Boomers, Generation X, Millennials and Generation Z.

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

We use surveys to seek feedback from our Team Members on a variety of topics that include, but are not limited to, confidence in leadership, our company culture and overall satisfaction with the Company. We utilize a comprehensive total rewards survey, the insights from which we are using to define our Value of Employment strategy. Annual strategic talent reviews and succession planning for executive-level roles, senior management and key restaurant leadership positions help ensure consistency in management talent quality. In 2025, approximately 90% of promotions to our Managing Partner in Training program and to Restaurant Managing Partner were internal.

We regularly monitor and evaluate turnover and attrition metrics. During 2025, our turnover rates for U.S. hourly restaurant Team Members and U.S. restaurant management were 81% and 20%, respectively.

We are committed to high standards of ethical, moral and legal business conduct and strive to be an open and honest workplace, providing a positive work environment and fostering a culture of integrity and ethical decision-making. To support this commitment, we have a Code of Conduct that provides clear direction for behavioral expectations. We provide annual training to our Restaurant Managing Partners, Chef Partners, Area Operating Partners, Market Vice Presidents and RSC Team Members on our Code of Conduct, Preventing Discrimination and Harassment and Anti-Bribery and Anti-Corruption. All field-level employees are also provided Preventing Discrimination and Harassment training. In addition, we maintain an Ethics and Compliance Hotline (the “Hotline”), which includes a phone number and an online form where our Team Members can report any workplace concerns, with the option to report anonymously. The Hotline is accessible via several languages, 24 hours a day, seven days a week. We also developed an informational poster for our U.S. restaurants, in English and Spanish, which provides the phone number, the web address for the reporting form and a QR code to make it easy for our Team Members to report concerns.

We aim to cultivate a welcoming, safe and inclusive environment that celebrates diverse backgrounds. We deliver on this by ensuring Team Members are trained, understand their role in inclusivity and are held accountable in making our restaurants a place where everyone is valued for who they are and what they bring to the table.

We support words with actions by engaging with organizations dedicated to cultivating more inclusive communities. Additionally, employee-led resource groups have been instrumental in providing support, a sense of community and both personal and professional development for our Team Members.

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

BLOOMIN’ BRANDS, INC.
Total Rewards - Our philosophy is to motivate and retain our Team Members by offering comprehensive total rewards packages. To align Team Member objectives with our Company and ultimately our stockholders, Bloomin’ Brands offers programs that reward long-term performance. Additionally, we offer a well-rounded benefits package that includes the following, along with other benefits:

•Comprehensive health insurance coverage for Team Members working an average of 30 or more hours each week. This program includes wellness programs intended to proactively support healthcare and access to a health savings account that is fully portable.
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
•Eligible employees receive discounts when dining at our brands.
•All levels of the organization, including hourly Team Members that meet certain service criteria, can qualify for paid time off for the purpose of rest, relaxation and planned time away from the workplace.

Employee Support and Community Engagement - Our commitment to our Team Members does not stop with competitive salaries, development and benefits. In 1999, we created a trust (the “Trust”) to support our Team Members in times of personal hardship. All contributions to the Trust are voluntary, employee-funded and are not solicited from suppliers, customers or friends. Due to the incredible generosity and caring nature of our Team Members, the Trust is able to make meaningful monetary support to our Team Members who experience very difficult, often unexpected and catastrophic issues, in their lives. Since 2017, the Trust has paid approximately $2.8 million to the benefit of over 2,100 Team Members who applied for support, including Team Members impacted by hurricanes and other natural disasters.

We embrace the communities we serve, from feeding first responders to supporting non-profit organizations, especially in the Tampa Bay area of Florida, home to our RSC. We are inspired by the generosity of our Team Members and encourage them to give back to their communities. To facilitate this community engagement, field Team Members volunteer within their communities and RSC Team Members participate in an annual Community Service Day. In 2025, its 17th year, Team Members volunteered over 500 hours of service at 13 non-profit organizations in the Tampa Bay area.

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

BLOOMIN’ BRANDS, INC.
Information About Our Executive Officers - Below is a list of the names, ages, positions and a brief description of the business experience of each of our executive officers as of February 20, 2026:

NAME	AGE	TITLE AND RECENT BUSINESS EXPERIENCE
Michael Spanos	61
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

Eric Christel	53
Executive Vice President, Chief Financial Officer since September 2025, Executive Vice President, Chief Financial Officer-Elect August 2025 to September 2025. Chief Financial Officer, Snacks Division at Campbells Company from January 2022 to July 2025. Chief Financial Officer at Americas at Dentsu from January 2020 to January 2022.

Lissette Gonzalez	52
Executive Vice President, Chief Commercial Officer since February 2025. Executive Vice President, Chief Supply Chain and Operations Excellence Officer from October 2023 to February 2025. Senior Vice President, Global Supply Chain Officer from April 2021 to October 2023. Vice President, Global Supply Planning and Forecasting from April 2019 to April 2021. Vice President, Supply Planning and Forecasting from September 2014 to April 2019. In December 2025, the Company announced Ms. Gonzalez’s planned departure from the Company at the end of Q1 2026.

Pat Hafner	52
Executive Vice President, President of Outback Steakhouse since January 2025. President of Carrabba’s Italian Grill from May 2022 to January 2025. Vice President of Operations, Carrabba’s Italian Grill from March 2018 to May 2022.

Kelly Lefferts	59
Executive Vice President, Chief Legal Officer and Secretary since July 2019. Group Vice President and U.S. General Counsel from September 2015 to July 2019. Vice President and Assistant General Counsel from January 2008 to September 2015. Ms. Lefferts has also served as Secretary since February 2016.

Jessica Mitory	44
Senior Vice President, Chief Human Resources Officer since August 2025. Senior Vice President, Total Rewards and Employee Experience at Advance Auto Parts, Inc. from November 2024 to July 2025. Senior Vice President, Total Rewards and HR Operations at Advance Auto Parts, Inc. from June 2023 to July 2024. Vice President, Total Rewards at Advance Auto Parts, Inc. from May 2022 to June 2023. Senior Director, Organizational Development at Advance Auto Parts, Inc. from March 2020 to May 2022.

Philip Pace	51
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

Regardless of the source or cause, any report of food-borne illnesses and other food safety issues, whether at one of our restaurants, in the industry or supply chain, could have a negative impact on our traffic and sales and adversely affect the reputation of our brands. Food safety issues could be caused by suppliers or distributors and, as a result, be out of our control and this risk may be exacerbated by supply chain issues, which could delay deliveries and necessitate alternative sourcing on short notice. Health concerns or outbreaks of disease in a food product could also reduce demand for particular menu offerings. Even instances of food-borne illness, food tampering or contamination occurring solely at other company’s restaurants could result in negative publicity about the food service industry and adversely impact our sales. There is also the risk of allergen cross contamination in our restaurants despite precautionary measures to minimize the risk. Social media has dramatically increased the rate at which negative publicity, including as it relates to food-borne illnesses, can be disseminated before there is any meaningful opportunity to respond or address an issue. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

The restaurant industry is highly competitive and consumer options for other prepared food offerings continue to expand. Our inability to compete effectively could adversely affect our business, financial condition and results of operations.

A substantial number of restaurant operators compete directly and indirectly with us with respect to price, service, location and food quality, some of which are well-established with significant resources. There is also active competition for management, team members and other personnel, and attractive suitable real estate sites. Consumer tastes, nutritional and dietary trends, traffic patterns, discretionary spending habits and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently, creatively and effectively to those conditions. In addition, our competitors may generate or better implement business strategies that improve the value and relevance of their brands and reputation, relative to ours. For example, our competitors may more successfully implement menu or technology initiatives, such as remote ordering, social media or mobile technology platforms that expedite or enhance the customer experience, or artificial intelligence to develop new customer insights. Further, we face growing competition from quick service and fast-casual restaurants, the supermarket industry and meal kit and food delivery providers, with the improvement of prepared food offerings. and the trend towards convergence in grocery, deli, delivery, retail and restaurant services. Further, if this competitive environment and the breadth of alternatives result in a decline in casual dining customer traffic, it could make our financial operations dependent on our ability to increase our market share within the hyper-competitive casual dining segment. We believe all of the above factors have increased competitive pressures in the casual dining sector in recent periods and we believe they will continue to present a challenging competitive environment in future periods. If we are unable to continue to compete effectively, our traffic, sales and margins could decline and our business, financial condition and results of operations would be adversely affected.

BLOOMIN’ BRANDS, INC.
Failure to recruit, train and retain high-quality leadership, restaurant-level management and hourly team members may inhibit our ability to operate and grow successfully.

Our success will continue to depend, to a significant extent, on our leadership team and other key management personnel. For example, during 2025, we appointed a new chief financial officer and made other changes to our senior leadership team. While some of these changes were reflective of ongoing succession-planning, leadership transition can create risks as individuals are integrated into new roles, onboarding shifts management attention from business concerns, we may fail to retain other key personnel, or we may lose institutional knowledge. These risks and uncertainties could result in operational and administrative inefficiencies and additional added costs, which could adversely impact our results of operations.

Our restaurant-level management and team members are largely responsible for the quality of our service. Our guests may be dissatisfied and our sales may decline if we fail to recruit, train and retain managers and team members that effectively implement our business strategy and provide high-quality guest service. There is active competition for quality management personnel and hourly team members, and such competition could require us to pay higher wages or incur higher costs for retaining and incentivizing our management personnel and hourly team members. If we experience high turnover, we may experience higher labor costs and have a shortage of adequate management personnel required for future growth. The tight labor market in the United States has further strained and could continue to strain our ability to keep our restaurants fully staffed. A shortage of team members also could cause our restaurants to operate with reduced staff, which could adversely affect our ability to provide high-quality guest service and cause our business and financial results to suffer.

The food service industry is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes and demographic trends. For instance, if prevailing health or dietary preferences or initiatives cause consumers to avoid steak and other products we offer in any of our concepts in favor of foods or ingredients that are perceived as healthier or otherwise reflect popular demand, our business and operating results would be harmed. Various factors such as menu labeling rules, health initiatives, changes in diet or attitudes toward diet and health, new information about diets and health, nutritional guidelines and academic studies, whether issued by government agencies, research institutions, or advocacy organizations, may impact consumer choice and cause consumers to select foods other than those that are offered by our restaurants. Consumer preference on sourcing, or in response to environmental and animal welfare concerns may also cause some groups of consumers to select foods other than those that are offered by our restaurants. Our business may be negatively impacted by customer preferences regarding third-party delivery apps and services with which we engage, particularly if the availability, performance and reliability of the apps or services adversely impact customer satisfaction. If we are unable to anticipate or successfully respond to changes in consumer preferences, our results of operations could be adversely affected, generally or in particular concepts or markets.

If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to develop or maintain relationships with these or new suppliers or distributors, if needed, we could encounter supply shortages and incur higher costs.

We depend on frequent deliveries of fresh food products that meet our specifications, and we have a limited number of suppliers and distributors for our major products, such as beef. These factors subject us to the risk that shortages or interruptions in products could adversely affect the availability, quality or cost of products or require us to incur more costs to obtain adequate products if we are unable to manage supply chain risk. During 2025, we purchased more than 80% of our beef raw materials from four beef suppliers that represent a significant portion of the total beef marketplace. Our dependence on a small number of suppliers subjects us to the risks of ingredient shortage, supply interruption, animal disease outbreak, and price volatility. An external disruption or an internal dispute could force us to sever ties with our suppliers or distributors, and we may not be able to find a suitable replacement in a timely or cost-efficient manner. Beef is a significant cost to us, and we may also incur higher costs to secure adequate suppliers or make substantial changes to our menu offerings, at the risk of material adverse harm to our

BLOOMIN’ BRANDS, INC.
business. Due to the nature of our industry, we expect to continue purchasing a substantial amount of our beef from a small number of suppliers. Global economic factors continue to place significant pressure on suppliers, making the supply environment more expensive and causing supply chain issues. Supply shortages or disruptions caused by inclement weather, climate change, natural disasters, pandemics, armed conflict, sanctions, government policy, financial or solvency issues of our suppliers or distributors, fuel increases or other conditions beyond our control could adversely affect our operations and operating results. In recent years, climate-related issues, including drought and flooding in our key supplier region, have led to volatility in the prices of our ingredients, such as produce and meats. In addition, if any of our suppliers or distributors were unable to fulfill their responsibilities or we were unable to maintain current purchasing terms or ensure service availability and we were unable to locate substitutes in a timely manner, we may encounter supply shortages, lose consumers and experience an increase in costs in seeking alternative supplier or distribution services. The failure to develop and maintain supplier and distributor relationships and any resulting disruptions to the provision of food and other supplies to our restaurant locations could adversely affect our operating results.

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

We and our vendors are subject to various employment and labor laws and regulations governing relationships with employees throughout the world and changes to laws and regulations may affect operating costs. These laws and regulations relate to matters including employment discrimination, pay transparency, minimum wage requirements, scheduling, overtime, tip credits, unemployment tax rates, workers’ compensation rates, working conditions, immigration status, tax reporting and other wage and benefit requirements. Any significant additional government regulations, enforcement initiatives and new laws governing relationships with employees, including minimum wage increases, regulations relating to union organizing rights and activities, the employment status of third-party delivery drivers, mandated benefits, immigration status or other requirements that impose additional obligations on us, could increase our costs and adversely affect our business and results of operations.

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

The federal government may seek further sweeping regulatory changes. For example, there have been several executive actions and a number of executive orders in connection with, among other areas, energy production, trade, immigration and administrative agencies. The effects of these executive actions and executive orders, as well as any tandem regulatory changes pursued, are highly uncertain and may adversely impact our business.

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

In recent years, there has been an increasing focus with often differing and competing expectations and standards from certain investors, customers, consumers, employees, state, federal and international governments and agencies, and other stakeholders concerning corporate citizenship and sustainability matters, including practices and disclosures related to environmental stewardship; social responsibility; diversity, equity and inclusion; and workplace rights. Companies across all industries are facing increasing scrutiny relating to their corporate citizenship and sustainability practices, including from opponents of these initiatives. We are also subject to corporate citizenship and sustainability disclosure rules and regulations and institutional investor voting policies that seek this information, making it more accessible for scrutiny. Changing consumer preferences may result in increased demands regarding our products and supply chain and their respective environmental and social impact, including on sustainability. These demands could require additional transparency, due diligence, and reporting and could cause us to incur additional costs or to make changes to our operations to comply with such demands. We may also determine that certain changes are required in anticipation of further evolution of consumer preferences and demands. Increased focus and activism related to corporate citizenship and sustainability may also result in investors reconsidering their investment decisions as a result of their assessment of a company’s corporate citizenship and sustainability practices.

In addition, corporate diversity, equity and inclusion practices have recently come under increasing challenges from advocacy groups and federal and state officials through media campaigns, lawsuits and executive orders. Any failure or perceived failure by us to adequately address differing stakeholder expectations and legal requirements regarding corporate citizenship, including diversity, equity and inclusion, employee health, safety and welfare, and workplace rights, among others, may damage our reputation and adversely affect our business and results of operations. The current sociopolitical landscape has led to rapid and unpredictable shifts in public sentiment, which has resulted in dynamics that increase the risk of reputational damage, boycotts and shifts in consumer behavior, and we may not be able to align our practices with such evolving expectations within the timeframes expected by stakeholders or regulators, or without incurring significant costs to our business and reputation. Further, concern over climate change and other environmental sustainability matters, has and may in the future result in new or increased legal and federal and state regulatory requirements to provide extensive disclosure regarding and to

BLOOMIN’ BRANDS, INC.
reduce or mitigate impacts to the environment, including greenhouse gas emissions, alternative energy policies, water consumption, packaging and waste management, responsible sourcing and other sustainability initiatives. For example, state, federal and international regulations on sustainability matters, including the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act in California, have been or may be implemented that will require reporting and third-party assurance on greenhouse gas emissions and other environmental matters.

If we fail to achieve goals, targets, or objectives we may set with respect to corporate citizenship and sustainability matters, if we do not meet or comply with new regulations or evolving government, consumer, investor, industry, or stakeholder expectations and standards, including those related to reporting, or if we are perceived to have not responded appropriately to the growing concern for corporate citizenship and sustainability matters, we may face legal or regulatory actions, the imposition of fines, penalties, or other sanctions, adverse publicity, and decreased demand from consumers, or the price of our common stock could decline, any of which could materially harm our reputation or have a material adverse effect on our business, financial condition, or operating results.

Risks Related to Our Business Model and Strategy

Failure to execute successfully our turnaround strategy or to achieve projected cost savings from our efficiency initiatives could adversely affect our results of operations and limit growth opportunities for our brands.

In recent years, we have identified strategies and taken steps to reduce operating costs and free up resources to reinvest in our business and drive long-term growth, including our turnaround strategy. These strategies include an increased focus on the dine-in experience, brand relevancy, our team members and culture and investment in our restaurants, as well as improved supply chain management, implementing labor scheduling tools, improvements in kitchen equipment and integrating restaurant information systems across our brands. We continue to evaluate and implement these strategies and cost-saving initiatives. However, the ability to execute our strategy successfully to achieve the intended results and to reduce our operating costs through these initiatives is subject to risks and uncertainties, such as consumer acceptance of our brand enhancements, effectiveness of our investments, and our ability to obtain improved supply pricing and the reliability of any new suppliers or technology. We cannot assure that these activities, or any other activities that we may undertake in the future, will achieve the desired results, cost savings or efficiencies. In addition, these measures may not be successful or sustainable, have unintended consequences or be detrimental to continued operations. Failure to achieve such desired operational improvements, cost savings, or other negative effects from our operational improvements and cost-saving measures could adversely affect our results of operations and financial condition and curtail investment in growth opportunities.

Our success depends substantially on the value of our brands and our ability to execute innovative marketing and consumer relationship initiatives to maintain brand relevance and drive profitable sales growth.

Our success depends on our ability to preserve and grow our brands. Our brand value and reputation are especially important to differentiate our concepts in the highly competitive casual dining sector to achieve sustainable same-restaurant sales growth and warrant new unit growth. Brand value and reputation are based in large part on consumer perceptions, which are driven by both our actions and by actions beyond our control, such as new brand strategies or their implementation, business incidents, ineffective advertising or marketing efforts, or unfavorable mainstream or social media publicity involving us, our industry, our franchisees, or our suppliers. A failure to innovate and extend our brands in ways that are relevant to consumers and occasions, including through our ongoing turnaround plans, in order to generate sustainable same-restaurant traffic growth, and produce non-traditional sales and earnings growth opportunities, could have an adverse effect on our results of operations. Additionally, insufficient focus on our competition or failure to adequately address declines in the restaurant industry, could adversely impact results of operations. If our competitors increase their spending on advertising, promotions and loyalty programs, if our advertising, media or marketing expenses increase, or if our advertising, promotions and loyalty programs become less effective than those of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate and effectively apply concise competitive insight, our results of operations could be materially and adversely affected.

BLOOMIN’ BRANDS, INC.
There are risks and uncertainties associated with strategic actions and initiatives that we may implement.

From time to time, we consider various strategic actions and initiatives in order to grow and evolve our business and brands and improve our operating results. These actions and initiatives could include, among other things, acquisitions, development or dispositions of restaurants or brands, new joint ventures, new franchise arrangements, restaurant closures and changes to our operating model. For example, during 2025 we announced operational initiatives as part of our turnaround plan. There can be no assurance that any such strategic actions or initiatives will be successful or deliver their anticipated benefits. We may be exposed to new and unforeseen risks and challenges, particularly if we enter into markets or engage in activities with which we have limited or no prior experience, and it may be difficult to predict the success of such endeavors. If we incur significant expenses or divert management, financial and other resources to any initiative that is unsuccessful or does not meet our expectations, our results of operations and financial condition would be adversely affected. We may also incur significant asset impairment and other charges in connection with any such initiative. Regardless of the ultimate success of a strategic initiative, the implementation and integration of new business or operational processes could be disruptive to our current operations. Even if we test and evaluate an initiative on a limited basis, the diversion of management time and resources could have an adverse effect on our business.

Our ability to realize continuing benefits from our minority equity investment in our franchised Brazil operations is subject to various risks and uncertainties. There is no assurance that our investment will be profitable, that growth will continue, or that we will be able to generate a favorable return on the sale of our remaining interest in the future. In addition, there is no assurance that we will generate anticipated royalties from our franchise arrangement, which will be subject to the general risks associated with franchise arrangements. As a minority equity investor and franchisor, we have limited control with respect to the Brazilian operations. The performance of these operations is subject to economic, regulatory and other market conditions in Brazil. As a result of the foregoing, our minority equity method investment in Brazil may be adversely affected.

We have limited control with respect to the operations of our franchisees and the business challenges they face, which could have a negative impact on our business.

Our franchisees are contractually obligated to operate their restaurants in accordance with our standards and we provide training and support to franchisees. However, franchisees are generally independent third parties that we do not control, and these franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with our product and service quality standards and contractual requirements or face financial or other difficulties that result in restaurant closures or even bankruptcy, our image and reputation could be harmed, which in turn could adversely affect our business and operating results.

A significant portion of our financial results are dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline. In addition, we may also incur expenses in connection with supporting or repurchasing franchise restaurants that are underperforming. As small businesses, some of our franchise operators may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, increased interest rates, labor costs, employee relations issues, or other causes. When Company-owned restaurants are sold to a franchisee, one of our subsidiaries is often required to remain responsible for lease payments for the sold restaurants to the extent the purchasing franchisees default on their leases. During periods of declining sales and profitability of franchisees, the incidence of franchisee defaults for these lease payments may increase and we may be required to make lease payments and seek recourse against the franchisee or agree to repayment terms. For example, we are party to an agreement with a franchisee of 74 Outback Steakhouse restaurants and its lenders that provides for (i) deferral and forbearance of the parties’ rights with respect to prior payment defaults, (ii) reduced franchise fees, (iii) payment priorities for rents, royalties, national advertising fees and local marketing expenditures, and (iv) mechanisms to settle its obligations with its lenders and provide for capital expenditures, within certain limitations. The agreement ends on December 27, 2026 or upon the earlier

BLOOMIN’ BRANDS, INC.
occurrence of certain specified events, including a default in ongoing franchise payment obligations to us or if earnings fall below specified levels, the sale of all or substantially all of the assets or equity of the franchisee, bankruptcy or a liquidation event. Upon expiration or earlier termination of the agreement for any reason, the deferred amounts, which include substantial amounts due to the franchisee’s lenders, will become due and payable and the lenders will have a priority right to pursue remedies for nonpayment including foreclosure on the franchisee’s assets. The franchisee may be unable to satisfy the amounts due or reach an alternative solution. In such case, we could lose any future revenue stream from the franchised restaurants, incur significant costs under contingent lease obligations or incur support and other costs, any of which could have an adverse effect on our business, turnaround and development plans and results. The Company continues to evaluate alternatives with respect to the expiration or earlier termination of this agreement and could also incur additional expense in connection with such alternatives.

Risks associated with our remodeling, relocation and expansion plans may have adverse effects on our operating results.

As part of our business strategy, we intend to continue to remodel, relocate and expand our current portfolio of restaurants. In 2025, we announced a plan to remodel nearly all of our Outback Steakhouse restaurants by the end of 2028. A variety of factors could cause the actual results and outcome of those plans to differ from the anticipated results, including, among other things, the selection of suitable locations for new or relocated restaurants, the availability and terms on which we can lease attractive sites for new or relocated restaurants, availability and terms of funding, recruiting, training and retaining skilled management and restaurant employees, construction or other delays, the availability of construction materials or restaurant equipment, construction and renovation costs and consumer tastes and acceptance of our restaurant concepts and awareness of our brands in new regions. Governmental regulations or other health guidelines concerning the operations of restaurants, including due to public health emergencies, may also cause disruptions in our plans.

It is difficult to estimate the performance of newly opened restaurants and whether they may attract consumers away from other restaurants we own. If new or existing restaurants do not meet targeted performance, it could have a material adverse effect on our operating results, including any impairment losses that we may be required to recognize. In addition, in an effort to increase same-restaurant sales and improve our operating performance, we continue to make improvements to our facilities through remodels and relocations and close underperforming restaurants. We incur significant lease termination or continuation expenses and asset impairment and other charges when we close or relocate a restaurant. If the expenses associated with remodels, relocations or closures are higher than anticipated, we cannot find suitable locations or remodeled or relocated restaurants do not perform as expected, these initiatives may not yield the desired return on investment, which could have a negative effect on our operating results.

We face a variety of risks associated with doing business in foreign markets that could have a negative impact on our financial performance.

We have a significant number of restaurants outside of the United States. There is no assurance that international operations will be profitable or international growth will continue. In addition, if we have a significant concentration of restaurants in a foreign market, the impact of any negative local conditions can have a sizable impact on our results. Our foreign operations are subject to all of the same risks as our U.S. restaurants, as well as additional risks including, among others, international economic, political, social and legal conditions and the possibility of instability and unrest, differing cultures and consumer preferences, diverse government regulations and tax systems, cybersecurity threats, corruption, anti-American sentiment, the ability to source high-quality ingredients and other commodities in a cost-effective manner, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of ongoing royalties from international franchisees, the availability and costs of land, construction and financing, and the availability of experienced management, appropriate franchisees and operating partners. Local or regional events or conditions in our international markets could disrupt our business operations and affect our results. In recent years, there were protests in cities throughout

BLOOMIN’ BRANDS, INC.
the United States as well as globally, including in Hong Kong, in connection with civil rights, liberties, and social and governmental reform.

Currency regulations and fluctuations in exchange rates could also affect our performance. We have operations in many foreign countries, including a minority equity investment in our Brazil franchisees, direct investments in restaurants in Hong Kong and other international franchisees. As a result, we may experience losses from fluctuations in foreign currency exchange rates or any hedging arrangements that we enter into to offset such fluctuations, and such losses could adversely affect our overall sales and earnings.

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

Challenging economic, political and social conditions may negatively impact consumer spending and thus cause a challenging sales environment in the casual dining sector and a decline in our financial results. For example, international, domestic and regional economic conditions, continued economic downturn or recession, or slowing or stalled recovery therefrom, unemployment levels, consumer income levels, financial market volatility, credit conditions and availability, consumer debt levels, inflation, increased energy prices, weakness in the housing market, stock market performance, rising interests rates, tariffs and trade barriers, pandemics or public health concerns, population growth, changes in government and central bank monetary policies, social unrest and governmental, political and budget matters may have a negative effect on consumer confidence and discretionary spending, which the restaurant industry depends upon. Further, it is difficult to predict what impact, if any, congressional election outcomes could have on consumer confidence and discretionary spending. The effects of international trade policies, trade conflicts and tariffs between the U.S. and its global trade partners including, without limitation, China, Mexico and Canada, may have an adverse impact on economic conditions, commodity pricing and consumer spending. As a result of these events, we may seek alternative strategies to mitigate any negative impacts, including adjusting menu prices, negotiating with vendors, and seeking alternative sourcing, any of which could have a material adverse effect on our business and results of operations. In addition, the effects on the global economy from the ongoing conflicts in Israel and Ukraine, particularly if they escalate or broaden, are uncertain. Terrorist attacks, heightened security requirements, attacks of critical infrastructure, protests, demonstrations, riots, civil disturbance, disobedience, insurrection, customer intimidation, mass shootings or social and other political unrest, such as those seen in recent years, have and may continue to result in restrictions, curfews or other actions and give rise to significant changes in regional and global economic conditions. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

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

BLOOMIN’ BRANDS, INC.
economic conditions may force nearby businesses to shut down, which could cause our restaurant locations to be less attractive.

Increased commodity, energy and other costs could decrease our profit margins or cause us to limit or otherwise modify our menus or increase prices, which could adversely affect our business.

The performance of our restaurants depends on our ability to anticipate and react to changes in the price and availability of food commodities. Our business also incurs significant costs for energy, utilities, insurance, health care, labor, marketing and real estate over which we have little control. We have experienced and continue to experience the impact of inflation and fluctuations in costs on our operating expenses and anticipate the inflationary conditions will continue in the near future. We are anticipating 4.5% to 5.5% commodity inflation for 2026, but there can be no assurance that our expectations will be accurate or that we will be able to efficiently pass through any increased costs in our prices. Increased prices or shortages could affect the cost and quality of the items we buy or require us to raise prices, limit our menu options or implement alternative processes or products. In response, consumers may be less willing to patronize our restaurants in favor of our competitors or lower-priced alternatives. Prices may also be affected by supply, market changes, increased competition, changes in laws, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, labor shortages, port disruptions and freight carrier stoppages, or other reasons. As a result, these events, individually or combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins.

Risks Related to Information Technology, Privacy and Intellectual Property

Cybersecurity breaches of confidential consumer, personal employee and other material information, the use of artificial intelligence tools and other threats to our technological systems may adversely affect our business.

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

BLOOMIN’ BRANDS, INC.
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

A claim or investigation resulting from a cyber or other security threat to our systems and data may have a material adverse effect on our business and distract management from running the business. Responses to cybersecurity incidents also have the potential of incurring significant remediation costs, to the extent such costs are not covered by our applicable insurance policies. As cybersecurity risks and applicable laws and regulations evolve, we may incur significant additional costs in technology, third-party services and personnel to maintain systems designed to anticipate and prevent cyber-attacks, as well as adequate insurance coverage for any incidents that may occur.

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

Additionally, artificial intelligence tools are increasingly being used in our industry. We are evaluating, and will continue to evaluate, the use of artificial intelligence tools throughout our organization. There are risks involved in developing and using artificial intelligence in our operations. The use of artificial intelligence platforms by people, including our vendors and suppliers, with access to our proprietary or personal information, may continue to increase and may lead to the release of such information, which may negatively impact our company or cause reputational harm.

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

BLOOMIN’ BRANDS, INC.
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

We currently have a substantial amount of outstanding indebtedness. Our leverage could have important consequences, including:

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

The stock market in general is highly volatile. As a result, the market price of our common stock is similarly volatile. The price of our common stock could be subject to wide fluctuations in response to a number of factors, some of which may be beyond our control. These factors include actual or anticipated fluctuations in our operating results, changes in dividend payments and share repurchase plans, changes in or our ability to achieve estimates of our operating results by analysts, investors or management, analysts’ recommendations regarding our stock or our competitors’ stock, sales of substantial amounts of our common stock by our stockholders, actions or announcements by us or our competitors, the maintenance and growth of the value of our brands, litigation, legislation or other regulatory developments affecting us or our industry, widespread/pandemic illness, natural disasters, cyber-attacks, terrorist acts, war or other calamities and changes in general market and economic conditions.

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

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters typically involve claims by consumers and others regarding issues such as food borne illness, food safety, premises liability, personal injury, discrimination, “dram shop” statute liability, promotional advertising and other

BLOOMIN’ BRANDS, INC.
operational issues common to the food service industry, as well as environmental, data privacy, contract disputes and intellectual property infringement matters. We are also subject to employee claims against us based on, among other things, discrimination, harassment, wrongful termination, disability, or violation of wage and labor laws. We are also subject to the risk of being named a joint employer of workers of our franchisees for alleged violations of labor and wage laws. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. The ongoing expense of or diversion of management attention due to any resulting lawsuits, any substantial accrual, settlement payment or damage award against us and any damage to our reputation could adversely affect our business and results of operations. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.

Significant adverse weather conditions and other disasters or unforeseen events and our ability to execute, or succeed in executing, a comprehensive business recovery plan at our Restaurant Support Center for these events could negatively impact our results of operations and have a material adverse impact on our business.

Adverse weather conditions, natural disasters and other unforeseen events, such as winter storms, severe temperatures, thunderstorms, floods, drought, fires, hurricanes, earthquakes, terrorist attacks, war, widespread/pandemic illness, and the effects of such events on economic conditions and consumer spending patterns, could disrupt our operations or supply chain and negatively impact our results of operations. These events may result in lost restaurant sales, property damage, lost products, interruptions in supply, and increased costs, temporary and prolonged restaurant closures may occur and consumer traffic may decline due to the actual or perceived effects from these events. For example, the COVID-19 pandemic, severe winter weather conditions, wildfires and hurricanes have impacted our traffic, our franchisees, and results of operations in recent years. Although we cannot predict when or where we will be negatively impacted by widespread illnesses or pandemics, adverse weather events, to the extent that climate change or other factors result in more frequent, widespread or severe events, it could adversely impact our results. U.S. and foreign governmental officials also have placed an increasing focus on environmental matters, including climate change, reduction of greenhouse gases and water consumption. This increased focus could lead to legislative, regulatory or other efforts to combat these environmental concerns. These efforts could result in further increases in taxes, cost of supplies, transportation and utilities, which could increase our operating costs and those of our franchisees and require future investments in facilities and equipment. There may also be increased pressure for us to make commitments, set targets or establish goals to take actions to meet them, which could expose us and our franchisees to market, operational, execution and reputational costs or risks.

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

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses or other diseases. If a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected. In the event a health pandemic occurs, customers might avoid public places, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. Jurisdictions in which we have restaurants may impose mandatory closures or impose restrictions on operations. If a virus is transmitted by human contact or respiratory transmission, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which would adversely affect our restaurant guest traffic or our ability to perform functions at the corporate level. A regional or global

BLOOMIN’ BRANDS, INC.
health pandemic might also adversely affect our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our restaurants.

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

Along with other intangible assets, we test goodwill for impairment annually and whenever events or changes in circumstances indicate that its carrying value may not be recoverable. We also evaluate long-lived assets on a quarterly basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We cannot accurately predict the amount and timing of any impairment of assets. A significant amount of judgment is involved in determining if an indication of impairment exists. Unforeseen events could make developing forecasts for, and the accounting of, valuation of goodwill and certain other assets slower and more difficult. We have experienced impairment of such assets recently, and identified others where the fair value has become closer to the carrying value and, should additional value of goodwill or other intangible or long-lived assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

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

Future changes to existing accounting rules or standards, new pronouncements and varying interpretations of pronouncements, or the questioning of current accounting practices may adversely affect our reported financial results. Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, impairment of long-lived assets, leases and related economic transactions, derivatives, intangibles, self-insurance, income taxes, property and equipment, unclaimed property laws and litigation, and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules, their interpretations or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

BLOOMIN’ BRANDS, INC.
Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We maintain a risk-based, defense-in-depth approach to cybersecurity and data protection. Our cybersecurity program is aligned with the National Institute of Standards and Technology Cybersecurity Framework and incorporates monitoring, vulnerability management, incident response planning and third-party security evaluations to identify and manage cybersecurity risks. We dedicate resources and apply security controls where we believe they would be most effective to predict, prevent, detect and respond to potential security threats to our highest value information assets, which we consider to be point-of-sale systems, financial systems and confidential, personal and private customer and employee information. We use multiple safeguards to protect our internal networks and systems, including, among others, firewalls, email protection and web filtering, endpoint detection and response software, controlled access to our data and systems, segmenting our card data environment, vulnerability management and patching. We engage independent third-party firms on a recurring basis to conduct cybersecurity audits that assess the effectiveness of our controls and identify areas for enhancement. In addition, we retain an external security firm each year to perform both internal and external penetration testing of our technology environment to evaluate the resilience of our systems against potential threats. Additionally, given that we accept credit cards as a form of payment, we consider the requirements of the Payment Card Industry Data Security Standards (“PCI DSS”) as part of our cyber security risk management program.

We implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities, and we investigate security incidents that have impacted our third-party providers, as appropriate.

As part of our enterprise information security program, employees and contractors are required to participate in ongoing cybersecurity awareness activities, including role-based training, periodic refresher courses, and simulated phishing exercises designed to reinforce secure behaviors and identify areas for improvement. We also engage independent third-party cybersecurity firms to perform simulated cyberattack exercises to evaluate the design and operating effectiveness of our security controls. In addition, we retain external subject matter experts to conduct assessments of identity and access management, information technology asset management, and cybersecurity policies and standards to support continuous improvement of our cybersecurity risk management program.

We have company-wide business continuity and disaster recovery plans used to prepare for multiple events, including a potential disruption in the technology on which we rely. We maintain incident response plans and playbooks in preparation for various contingencies and types of incidents. The cybersecurity incident response plan (“IRP”) includes immediate actions to mitigate and contain the short-term impact of an incident, and long-term strategies for remediation and prevention of future incidents. The IRP also includes policies that dictate escalation procedures and remediation plans based on the severity level of an incident. As part of our IRP, we consider engaging third-party cybersecurity firms to assist in the event of a significant incident. We also conduct tabletop exercises to enhance incident response preparedness.

We, like others in our industry, experience cybersecurity incidents and attempts to access our systems. In the event we experience an incident, we classify it based on its significance and track remediation actions and outcomes. We have invested in the protection of our data and information technology and monitor our systems on an ongoing basis, however, we cannot provide any assurance that we will not experience a material incident in the future. As of the date of this filing, we do not believe we have been materially affected or are reasonably likely to be materially

BLOOMIN’ BRANDS, INC.
affected by cybersecurity incidents or threats. As described above, we utilize a risk-based approach to manage cybersecurity risk and it is possible we may not implement appropriate controls if we do not recognize or appropriately estimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. See Item 1A. Risk Factors for additional discussion of our cybersecurity risks.

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

We maintain a dedicated cybersecurity team, which consists exclusively of Company employees, within our broader information technology department. Functions within this department range from new information technology solution design and implementation, vulnerability management, phishing awareness, threat detection, PCI DSS compliance and incident response. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CISO, who has over 25 years of experience in the field of cybersecurity, including prior service in the military in cybersecurity roles, and relevant industry certifications commensurate with his role. Our CISO reports directly to the CIO who has over 30 years of technology leadership experience in various industries.

Our CIO receives updates from our cybersecurity department regularly and reports to our Chief Executive Officer, who receives updates on incidents, trends, projects and other relevant information regularly. In addition, as part of our incident response planning, we maintain cross-functional response teams to be prepared to respond to an incident.

Item 2.    Properties

As of December 28, 2025, we had 1,460 system-wide restaurants located across 46 states, Guam and 12 countries. The following is a summary of our restaurant locations by country and territory as of December 28, 2025:

COMPANY-OWNED		FRANCHISED
United States	957	United States			138

International		International
Hong Kong	10	Argentina	3	Guam	1
		Australia	8	Japan	9
		Brazil	207	Mexico	4
		Canada	3	Qatar	7
		Costa Rica	2	Saudi Arabia	9
		Dominican Republic	1	South Korea	101
		Total international franchised			355
Total Company-owned	967	Total franchised			493

BLOOMIN’ BRANDS, INC.
We lease substantially all of our restaurant properties from third parties. As of December 28, 2025, our Company-owned restaurants were located on the following sites:

	U.S.	NON-U.S.	TOTAL	PERCENTAGE OF TOTAL
Company-owned sites	20	—	20	2%
Leased sites:
Land, ground and building leases	676	—	676	70%
Space and in-line leases	261	10	271	28%
Total Company-owned restaurant sites	957	10	967	100%

We also lease a corporate office in Tampa, Florida.

Item 3.    Legal Proceedings

For a description of our legal proceedings, see Note 17 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

BLOOMIN’ BRANDS, INC.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information - Our common stock is listed on the Nasdaq Global Select Market under the symbol “BLMN”.

Dividends - In October 2025, our Board suspended the quarterly dividend as a component of our turnaround strategy. Future dividend payments will depend on continued compliance with our financial covenants, as well as our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant.

Holders - As of February 20, 2026, there were 123 holders of record of our common stock. The number of registered holders does not include holders who are beneficial owners whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans - The following table presents the securities authorized for issuance under our equity compensation plans as of December 28, 2025:

(shares in thousands)	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (1)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (2)
Equity compensation plans approved by security holders	2,772	$19.88	8,824
____________________
(1)Includes 2,087 shares issuable in respect to restricted stock units and performance-based share units (assuming target achievement of applicable performance metrics and excluding units that do not have established performance metrics).
(2)The shares remaining available for issuance may be issued in the form of stock options, restricted stock units or other stock awards under the 2025 Omnibus Incentive Compensation Plan. See Note 7 - Stock-based and Deferred Compensation Plans of the Notes to Consolidated Financial Statements for details regarding the plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers - We did not repurchase any shares of our outstanding common stock during the thirteen weeks ended December 28, 2025.

BLOOMIN’ BRANDS, INC.
Stock Performance Graph - The following graph depicts total return to stockholders from December 27, 2020 through December 28, 2025, relative to the performance of the Standard & Poor’s 500 index and the Standard & Poor’s 500 Consumer Discretionary index, a peer group. The graph assumes an investment of $100 in our common stock and in each index on December 27, 2020 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	DECEMBER 27, 2020	DECEMBER 26, 2021	DECEMBER 25, 2022	DECEMBER 31, 2023	DECEMBER 29, 2024	DECEMBER 28, 2025
Bloomin’ Brands, Inc. (BLMN)	$100.00	$110.55	$113.41	$158.46	$72.53	$42.44
Standard & Poor’s 500	$100.00	$129.42	$107.01	$134.96	$171.24	$201.25
Standard & Poor’s 500 Consumer Discretionary	$100.00	$126.37	$80.11	$113.71	$151.86	$160.22

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

We utilize a 52-53-week year ending on the last Sunday in December. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal years 2025 and 2024 both consisted of 52 weeks. For discussion of our consolidated and segment-level results of operations, non-GAAP measures, and liquidity and capital resources not included in this Annual Report for fiscal year 2023, see our Annual Report on Form 10-K for the year ended December 29, 2024, filed with the SEC on February 26, 2025.

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 28, 2025, we owned and operated 967 restaurants and franchised 493 restaurants across 46 states, Guam and 12 countries. Our restaurant portfolio includes: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Overview - Our financial overview for 2025 includes the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 0.2% and (0.5)%, respectively;
•Increase in Total revenues of 0.1% as compared to 2024;
•Operating income and restaurant-level operating margins of 0.9% and 11.7%, respectively, as compared to 3.5% and 13.3%, respectively for 2024;
•Operating income of $37.2 million as compared to $139.8 million in 2024; and
•Diluted earnings per share of $0.10 as compared to diluted loss per share of $(0.61) in 2024.

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

Our Turnaround Strategy - In November 2025, we announced a comprehensive turnaround strategy, with a key focus on Outback Steakhouse, to drive long-term sustainable and profitable growth. This strategy is based on four key platforms, including:

•Deliver a Remarkable Dine-In Experience: focus on operational excellence with center of the plate quality and service enhancements to deliver exceptional guest experience, which will drive in-restaurant traffic growth.
•Drive Brand Relevancy: expand brand reach to recruit new guests and increase frequency of visits.
•Reignite a Culture of Ownership and Fun: reinvest in our people and strengthen our Principles & Beliefs-based culture which will drive an enhanced guest experience.
•Invest in Our Restaurants: refresh our existing asset base to ensure restaurants are updated and reflect brand standards.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

These platforms will be supported by:

•Non-Guest Facing Productivity Savings: we are focused on cost savings in areas that will not impact the guest, such as indirect spend and contract negotiations.
•Balanced Capital Allocation: we have a dual approach to invest in the base business and focus on debt paydown. To support the objectives, we suspended the dividend in October 2025. We have slowed down our new unit development to focus on refreshing our existing restaurants. While we still believe there are development opportunities for our concepts in the U.S., we remain focused on driving healthy traffic in our existing restaurants. We expect to use available free cash flow to pay down debt.
•Strong Management Team: we have the right team in place to lead our brands through our turnaround initiatives, centered on an operational mindset and guest centricity.

We believe our turnaround strategy, with consistent execution and disciplined investments, will firmly place Outback Steakhouse and more broadly, Bloomin’ Brands, on the right course for sustainable, long-term and profitable growth.

Operating Environment - In recent years, geopolitical and economic shifts have impacted our operations, primarily through labor and commodity inflation. These ongoing macroeconomic pressures have led, or in the future may lead to, supply chain impacts and staffing challenges. Furthermore, these external conditions may dampen consumer spending, leading to lower traffic and average check per person.

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

System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. Sales from restaurants we do not own are not included in our consolidated Restaurant sales. Management uses this information to make decisions about future plans for the development of additional restaurants and new concepts, as well as evaluation of current operations. System-wide sales comprise sales of Company-owned and franchised restaurants. For a summary of sales of Company-owned restaurants, refer to Note 4 - Revenue Recognition of the Notes to Consolidated Financial Statements. Franchise restaurant sales disclosed as system-wide sales do not represent our sales and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant concepts and in determining our royalties and/or service fees.

•Restaurant-level operating margin, Income from operations, Net income (loss) and Diluted earning (loss) per share—financial measures utilized to evaluate our operating performance.

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
(ii)Depreciation and amortization, which, although substantially all of which is related to restaurant-level assets, represent historical sunk costs rather than current cash outlays for the restaurants;
(iii)General and administrative expense, which includes primarily non-restaurant-level costs associated with support of the restaurants and other activities at our corporate offices; and
(iv)Asset impairment charges and restaurant closing costs and Goodwill impairment, which are not reflective of ongoing restaurant performance in a period.

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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

REVENUES

Restaurant Sales - Following is a summary of the change in Restaurant sales for the period indicated:

FISCAL YEAR
(dollars in millions)	2025
For fiscal year 2024	$3,866.3
Change from:
Restaurant openings (1)	75.0
U.S. comparable restaurant sales	6.3
Restaurant closures (2)	(67.0)
Other	3.6
For fiscal year 2025	$3,884.2
____________________
(1)Includes restaurant sales from 38 new restaurants not included in our comparable restaurant sales base.
(2)Includes restaurant sales from the closure of 86 restaurants since December 31, 2023.

Average Restaurant Unit Volumes and Operating Weeks - Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$4,008	$4,004
Carrabba’s Italian Grill	$3,716	$3,595
Bonefish Grill	$3,145	$3,209
Fleming’s Prime Steakhouse & Wine Bar	$6,071	$5,822

Operating weeks:
U.S.
Outback Steakhouse	28,816	28,636
Carrabba’s Italian Grill	9,887	10,030
Bonefish Grill	8,369	8,486
Fleming’s Prime Steakhouse & Wine Bar	3,391	3,293

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparable Restaurant Sales, Traffic and Average Check Per Person - Following is a summary of comparable restaurant sales, traffic and average check per person (decreases) increases for the periods indicated:

	FISCAL YEAR
	2025	2024 (1)
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (2)
Outback Steakhouse	(0.5)%	(1.2)%
Carrabba’s Italian Grill	2.8%	—%
Bonefish Grill	(2.2)%	(3.2)%
Fleming’s Prime Steakhouse & Wine Bar	2.5%	0.2%
Combined U.S.	0.2%	(1.1)%

Traffic:
U.S.
Outback Steakhouse	(1.2)%	(4.2)%
Carrabba’s Italian Grill	—%	(3.2)%
Bonefish Grill	(5.4)%	(7.1)%
Fleming’s Prime Steakhouse & Wine Bar	(1.2)%	(5.8)%
Combined U.S.	(1.4)%	(4.4)%

Average check per person (3):
U.S.
Outback Steakhouse	0.7%	3.0%
Carrabba’s Italian Grill	2.8%	3.2%
Bonefish Grill	3.2%	3.9%
Fleming’s Prime Steakhouse & Wine Bar	3.7%	6.0%
Combined U.S.	1.6%	3.3%
____________________
(1)As a result of the 53rd week in 2023, U.S. comparable restaurant sales, traffic and average check per person compare the 52 weeks from January 1, 2024 through December 29, 2024 to the 52 weeks from January 2, 2023 through December 31, 2023.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COSTS AND EXPENSES

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Restaurant sales or Total revenues for the periods indicated:

	FISCAL YEAR
	2025	2024
Revenues
Restaurant sales	98.2%	97.9%
Franchise and other revenues	1.8	2.1
Total revenues	100.0	100.0
Costs and expenses
Food and beverage (1)	30.3	29.7
Labor and other related (1)	31.9	31.1
Other restaurant operating (1)	26.1	25.9
Depreciation and amortization	4.5	4.4
General and administrative	6.0	5.6
Provision for impaired assets and restaurant closings	1.1	1.6
Goodwill impairment	0.7	—
Total costs and expenses	99.1	96.5
Income from operations	0.9	3.5
Loss on extinguishment of debt	—	(3.4)
Interest expense, net	(1.1)	(1.6)
Loss before benefit for income taxes	(0.2)	(1.5)
Benefit for income taxes	(0.6)	(0.3)
Loss from equity method investment, net of tax	(0.1)	—
Net income (loss) from continuing operations	0.3	(1.2)
Loss from discontinued operations, net of tax	(*)	(1.9)
Net income (loss)	0.3	(3.1)
Less: net income attributable to noncontrolling interests	0.1	0.1
Net income (loss) attributable to Bloomin’ Brands	0.2%	(3.2)%
____________________
(1)As a percentage of Restaurant sales.
*    Less than 1/10th of one percent of Total revenues.

Fiscal year 2025 as compared to fiscal year 2024

•Food and beverage cost increased as a percentage of Restaurant sales due to 1.1% from commodity inflation and 0.6% from unfavorable product mix. These impacts were partially offset by 1.0% from an increase in average check per person, primarily due to menu pricing.
•Labor and other related expense increased as a percentage of Restaurant sales primarily due to 1.3% from higher hourly and field management labor costs, primarily due to wage rate inflation, partially offset by 0.3% from an increase in average check per person.
•Other restaurant operating expense increased as a percentage of Restaurant sales primarily due to 0.7% from higher restaurant-level operating and supply expenses, primarily due to inflation, partially offset by 0.5% from lower advertising expense.
•Depreciation and amortization expense increased primarily due to restaurant development partially offset by closed and impaired restaurants.
•General and administrative expense increased primarily due to: (i) lapping 2024 gains and incurring 2025 costs associated with our foreign currency forward contracts and (ii) severance costs. These impacts were partially offset by lower compensation and related expenses.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•Provision for impaired assets and restaurant closings decreased primarily due to lower impairment and closure charges related to restaurant closures and underperforming restaurants.
•Goodwill impairment includes charges for the Bonefish Grill reporting unit of $28.2 million during 2025. See Note 9 - Goodwill and Intangible Assets, Net of the Notes to Consolidated Financial Statements for additional details.
•Loss on extinguishment of debt during 2024 was in connection with the repurchase of $83.6 million of the outstanding convertible senior notes due in 2025 (the “2025 Notes”) (the “2025 Notes Partial Repurchase”), which is described in further detail within Note 11 - Convertible Senior Notes of the Notes to Consolidated Financial Statements.
•Interest expense, net decreased primarily due to $14.4 million of interest income on the final installment related to the Brazil Sale Transaction.

Benefit for income taxes includes credits we and other restaurant company employers may claim against federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce (Loss) income before (benefit) provision for income taxes.

The Benefit for income taxes in 2025 and 2024 includes the impact of the FICA tax credit, and for 2024, also includes the impact of the nondeductible losses associated with the partial repurchase of the 2025 Notes.

Segments

We consider each of our U.S. restaurant concepts and our international franchise business as operating segments, which reflects how we manage our business, review operating performance and allocate resources. All other operating segments, which include our operations in Hong Kong and the equity method investment in Brazil, do not meet the quantitative thresholds for determining reportable segments.

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

Revenue for the U.S. reportable segment includes transactions with customers and revenues for both reportable segments include royalties from franchisees. There were no material transactions among reportable segments. Excluded from Income from operations for U.S. are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses.

Operating income is utilized by the Company’s CODM as the primary segment profit or loss measure to allocate resources in the planning and forecasting process and also to review operating performance by monitoring actual results versus prior year and forecasts.

Refer to Note 18 - Segment Reporting of the Notes to Consolidated Financial Statements for reconciliations of segment income from operations to the consolidated operating results.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Summary financial data - Following is a summary of U.S. segment financial data for the periods indicated:

	U.S.
	FISCAL YEAR
(dollars in thousands)	2025	2024
Revenues
Restaurant sales (1)	$3,846,028	$3,812,604
Franchise and other revenues	40,397	44,530
Total revenues	$3,886,425	$3,857,134
Income from operations	$180,033	$250,050
Operating income margin	4.6%	6.5%
____________________
(1)The increase from 2024 to 2025 was primarily due to: (i) the net impact of restaurant openings and closures and (ii) higher comparable restaurant sales.

The decrease in U.S. Income from operations generated during 2025 as compared to 2024 was primarily due to: (i) higher labor, commodity and operating costs, primarily due to inflation, (ii) goodwill impairment related to Bonefish Grill and (iii) unfavorable product cost mix. These decreases were partially offset by: (i) an increase in average check per person, primarily due to menu pricing, (ii) lower advertising expense and (iii) lower General and administrative expense.

Following is a summary of international franchise segment financial data for the periods indicated:

	INTERNATIONAL FRANCHISE
	FISCAL YEAR
(dollars in thousands)	2025 (1)	2024
Franchise revenues	$31,297	$39,490

Income from operations	$30,412	$37,961
____________________
(1)On December 30, 2024, we entered into franchise agreements in connection with the Brazil Sale Transaction that include royalty rates that are lower than our 5% historical intercompany royalty rates and are on the low end of our international franchisee royalty percentage range.

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

Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations - Restaurant-level operating margin is calculated as Restaurant sales after deduction of the main restaurant-level operating costs, which includes Food and beverage cost, Labor and other related expense and Other restaurant operating expense. Adjusted restaurant-level operating margin is Restaurant-level operating margin adjusted for certain items. The following table reconciles consolidated Income and the corresponding margin to restaurant-level operating income and consolidated adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	FISCAL YEAR
(dollars in thousands)	2025	2024
Income from operations	$37,163	$139,808
Operating income margin	0.9%	3.5%
Less:
Franchise and other revenues	71,762	84,131
Plus:
Depreciation and amortization	177,680	175,580
General and administrative	238,396	219,383
Provision for impaired assets and restaurant closings	45,137	64,291
Goodwill impairment	$28,188	$—
Restaurant-level operating income	$454,802	$514,931
Restaurant-level operating margin	11.7%	13.3%
Adjustments:
Employee benefits policy change (1)	3,671	—
Closure-related charges	—	434
Total restaurant-level operating income adjustments	3,671	434
Adjusted restaurant-level operating income	$458,473	$515,365
Adjusted restaurant-level operating margin	11.8%	13.3%
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

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted Income from Operations Non-GAAP Reconciliations - The following table reconciles Income from operations and the corresponding margin to adjusted income from operations and the corresponding margin for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024
Income from operations	$37,163	$139,808
Operating income margin	0.9%	3.5%
Adjustments:
Total restaurant-level operating income adjustments (1)	3,671	434
Asset impairments and closure-related charges (2)	38,918	63,009
Goodwill impairment (3)	28,188	—
Severance and other transformational costs (4)	22,762	10,621
Foreign currency forward contract costs (gains) (5)	9,332	(15,728)
Total income from operations adjustments	102,871	58,336
Adjusted income from operations	$140,034	$198,144
Adjusted operating income margin	3.5%	5.0%
_________________
(1)See the Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations table above for details regarding restaurant-level operating income adjustments.
(2)Fiscal year 2025 primarily includes costs related to the closure of 21 U.S. restaurants and the decision not to renew the leases of 22 restaurants and asset impairments related to five underperforming U.S. restaurants. Fiscal year 2024 primarily includes asset impairment related to older, underperforming restaurants and other asset impairment and closure-related costs in connection with previous restaurant closures. See Note 5 - Impairments and Exit Costs of the Notes to Consolidated Financial Statements for additional details.
(3)Relates to goodwill impairment from the Bonefish Grill reporting unit. See Note 9 - Goodwill and Intangible Assets, Net of the Notes to Consolidated Financial Statements for additional details.
(4)Includes severance, professional fees and other costs incurred as a result of transformational and restructuring activities.
(5)Represents costs (gains) in connection with the foreign currency forward contracts that mostly offset foreign currency exchange risk associated with payments from the Brazil Sale Transaction.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted Net Income and Adjusted Diluted Earnings Per Share Non-GAAP Reconciliations - The following table reconciles Net income (loss) attributable to Bloomin’ Brands to adjusted net income and adjusted diluted earnings per share for the periods indicated:

	FISCAL YEAR
(in thousands, except per share data)	2025	2024
Net income (loss) attributable to Bloomin’ Brands	$8,237	$(128,018)
Loss from discontinued operations, net of tax	(537)	(75,982)
Net income (loss) attributable to Bloomin’ Brands from continuing operations	8,774	(52,036)
Adjustments:
Income from operations adjustments (1)	102,871	58,336
Loss on extinguishment of debt (2)	—	135,797
Total adjustments, before income taxes	102,871	194,133
Tax effect of adjustments (3)	(14,770)	(13,001)
Net adjustments, continuing operations	88,101	181,132
Adjusted net income, continuing operations	96,875	129,096
Adjusted (loss) income, discontinued operations net of tax (4)	(537)	30,246
Adjusted net income	$96,338	$159,342

Diluted earnings (loss) per share (5):
Continuing operations	$0.10	$(0.61)
Discontinued operations	(0.01)	(0.88)
Net diluted earnings (loss) per share	$0.10	$(1.49)

Adjusted diluted earnings per share (5):
Continuing operations	$1.14	$1.45
Discontinued operations	(0.01)	0.34
Adjusted net diluted earnings per share (6)	$1.13	$1.79

Diluted weighted average common shares outstanding	85,307	85,905
Adjusted diluted weighted average common shares outstanding (6)	85,307	88,900
_________________
(1)See the Adjusted Income from Operations Non-GAAP Reconciliations table above for details regarding Income from operations adjustments.
(2)Includes losses in connection with the 2025 Notes Partial Repurchase, including settlements of the related convertible senior note hedges and warrants.
(3)The tax effect of non-GAAP adjustments is determined by recomputing the benefit for income taxes on an adjusted basis. The difference between the recomputed benefit for income taxes and the GAAP benefit for income taxes represents the tax effect of non-GAAP adjustments.
(4)Includes net (loss) income from our Brazil operations for the periods presented. For 2024, also includes adjustments for $68.3 million for impairment of assets held for sale and $33.8 million of deferred income tax expense resulting from the Brazil Sale Transaction and the tax effects of non-GAAP adjustments. See Note 2 - Discontinued Operations of the Notes to Consolidated Financial Statements for additional details regarding the Brazil Sale Transaction.
(5)Amounts may not add due to rounding.
(6)For 2024, includes shares that are excluded from GAAP diluted weighted average common shares outstanding due to a GAAP net loss, however, incorporated in adjusted diluted weighted average common shares outstanding as a result of the adjusted net income position.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

System-Wide Sales - The following table provides a summary of sales of franchised restaurants by segment for the periods indicated:

	FISCAL YEAR
(dollars in millions)	2025	2024
U.S.
Outback Steakhouse	$485	$499
Carrabba’s Italian Grill	37	43
Bonefish Grill	6	9
Aussie Grill	1	2
U.S. total	529	553
International Franchise
Outback Steakhouse - Brazil	471	487
Outback Steakhouse - South Korea	319	310
Other	129	129
International Franchise total	919	926
Total franchise sales	$1,448	$1,479

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 28, 2025, we had $59.5 million in cash and cash equivalents, of which $5.2 million was held by foreign affiliates, and did not have aggregate undistributed foreign earnings from our consolidated foreign subsidiaries.

Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the periods indicated:

	REVOLVING CREDIT FACILITY				TOTAL CREDIT FACILITIES
	SENIOR SECURED CREDIT FACILITY	FORMER CREDIT FACILITY	2025 NOTES	2029 NOTES
(dollars in thousands)
Balance as of December 31, 2023	$—	$381,000	$104,786	$300,000	$785,786
2024 new debt	1,070,000	1,195,000	—	—	2,265,000
2024 payments	(360,000)	(1,576,000)	—	—	(1,936,000)
2024 repurchases and conversions	—	—	(84,062)	—	(84,062)
Balance as of December 29, 2024	710,000	—	20,724	300,000	1,030,724
2025 new debt	1,260,000	—	—	—	1,260,000
2025 payments	(1,480,000)	—	(20,724)	—	(1,500,724)
Balance as of December 28, 2025	$490,000	$—	$—	$300,000	$790,000

Interest rates, as of December 28, 2025 (1)	6.09%			5.13%
Principal maturity date	September 2029			April 2029
____________________
(1)Interest rate for revolving credit facility represents the weighted average interest rate as of December 28, 2025.

As of December 28, 2025, we had $693.7 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $16.3 million.

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

See Note 10 - Long-term Debt, Net of the notes to Consolidated Financial Statements for additional details regarding the Credit Agreement.

As of December 28, 2025 and December 29, 2024, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

2025 Notes - On February 29, 2024, we and certain holders entered into agreements to exchange $83.6 million in aggregate principal amount of our outstanding 2025 Notes for approximately 7.5 million shares of our common stock and $3.3 million in cash, including accrued interest. In connection with the repurchase, we entered into partial unwind agreements with certain financial institutions relating to a portion of the convertible note hedge transactions and a portion of the warrant transactions that we previously entered into in connection with the issuance of the 2025 Notes. Upon settlement, we received a termination payment which consisted of approximately $118.2 million in cash and 0.3 million shares of our common stock for the note hedges and we made a termination payment in an aggregate amount of approximately $102.2 million in cash for the warrants.

The 2025 Notes matured on May 1, 2025 and were settled in cash for $20.7 million, excluding accrued interest. On May 16, 2025, the Company terminated the remaining warrants in cash for $0.4 million.

See Note 11 - Convertible Senior Notes of the Notes to Consolidated Financial Statements for additional details.

Sources and Uses of Cash

Cash flows generated from operating activities and availability under our revolving credit facility are our principal sources of liquidity, which we use for operating expenses, remodeling or relocating older restaurants, investments in technology and equipment and development of new restaurants.

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

During the thirteen weeks ended December 28, 2025, we received cash proceeds, net of withheld income taxes and inclusive of accumulated interest income, of $123.5 million in U.S. dollars, representing the remaining 48% of total proceeds from the Brazil Sale Transaction, and applied the proceeds to our revolving credit facility.

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

During 2025 and 2024, we (paid) received $(25.7) million and $15.1 million, respectively, of cash in connection with forward currency exchange contracts entered into concurrently with the Brazil Sale Transaction to hedge a portion of the foreign currency risk of the related purchase price installment payments. In November 2025, our foreign currency forward contracts matured.

Capital Expenditures - We estimate that our capital expenditures will total approximately $185 million to $195 million in 2026. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including raw material constraints.

Dividends and Share Repurchases - During the first three quarters of 2025, we declared and paid quarterly cash dividends of $0.15 per share. In October 2025, our Board suspended the dividend as a component of our turnaround strategy. During 2024, we declared and paid quarterly cash dividends of $0.24 per share.

In February 2024, our Board approved a share repurchase authorization of up to $350.0 million of our outstanding common stock as announced in our press release issued on February 23, 2024. The 2024 Share Repurchase Program expired on August 13, 2025.

The following table presents our dividends and share repurchases for the periods indicated:

(dollars in thousands)	DIVIDENDS PAID	SHARE REPURCHASES	TOTAL
Fiscal year 2025	$38,266	$—	$38,266
Fiscal year 2024	$82,574	$265,695	$348,269
Total	$120,840	$265,695	$386,535

Material Cash Requirements - The following table presents current and long-term material cash requirements as of December 28, 2025:

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
(dollars in thousands)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Operating leases (1)	$1,162,143	$181,483	$319,996	$247,783	$412,881
Long-term debt:
Principal (2)	790,000	—	—	790,000	—
Interest (3)	169,253	46,345	94,953	27,955	—
Purchase obligations (4)	159,597	109,614	44,751	5,232	—
Other obligations (5)	60,654	11,578	13,838	4,522	30,716
Total	$2,341,647	$349,020	$473,538	$1,075,492	$443,597
____________________
(1)Amounts represent undiscounted future minimum rental commitments under non-cancelable operating leases. Excludes $945.6 million related to operating lease renewal options that are reasonably certain of exercise.
(2)Includes Senior Secured Credit Facility and 2029 Notes. Amounts are not reduced by unamortized debt issuance costs totaling $2.6 million.
(3)Projected future interest payments on long-term debt are based on interest rates in effect as of December 28, 2025. Estimated interest expense includes the impact of variable-to-fixed interest rate swap agreements.
(4)Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

approximate timing of the transaction. We have purchase obligations with various vendors that consist primarily of inventory, technology, marketing, store-level services and fixtures and equipment.
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
Operating activities - The increase in net cash provided by operating activities during 2025 as compared to 2024 was primarily due to changes in working capital.

Investing activities - Net cash provided by investing activities during 2025 was primarily due to proceeds from the Brazil Sale Transaction, net of taxes withheld, partially offset by capital expenditures and payments on foreign currency forward contracts. Net cash used in investing activities during 2024 was primarily due to capital expenditures.

Financing activities - Net cash used in financing activities during 2025 was primarily due to: (i) net payments on the revolving credit facility, (ii) payments of cash dividends and (iii) maturity settlement for the 2025 Notes. Net cash used in financing activities during 2024 was primarily due to net draws on the revolving credit facility exceeding the aggregate of cash used to repurchase common stock, pay dividends on our common stock, and net cash received from the partial unwind agreements relating to a portion of the convertible note hedge and warrant transactions that were entered into in connection with the issuance of the 2025 Notes.

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Current assets	$269,638	$320,519
Current liabilities	878,646	952,336
Working capital (deficit)	$(609,008)	$(631,817)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $377.9 million and $374.1 million as of December 28, 2025 and December 29, 2024, respectively, and (ii) current operating lease liabilities of $176.3 million and $158.8 million as of December 28, 2025 and December 29, 2024, respectively, with

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

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

Goodwill and Indefinite-Lived Intangible Assets - The carrying values of goodwill and trade names, our indefinite-lived intangible assets, as of December 28, 2025 were $185.1 million and $414.7 million, respectively. Goodwill and trade names are not subject to amortization and are tested for impairment annually, as of the first day of our second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

We may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or trade name is impaired. If the qualitative assessment is not performed or if we determine that it is not more likely than not that the fair value of the reporting unit or trade name exceeds the carrying value, a quantitative assessment is performed. Fair value of a reporting unit is estimated by utilizing a weighted average of the income approach, typically using a discounted cash flow model, and the market approach, including the guideline public company method and guideline transaction method. Fair value of trade names is estimated by utilizing the relief-from-royalty method, which requires assumptions related to projected sales, market royalty rates and discount rates.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The carrying value of the reporting unit or trade name is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an impairment.

During the second quarter of 2025, we performed our annual impairment testing utilizing a quantitative analysis due to a decline in our stock price and market capitalization (the “Q2 analysis”). No impairment was recorded in relation to the Q2 analysis; however, the Company identified a triggering event during the fourth quarter of 2025 as a result of: (i) a sustained decline in our stock price and market capitalization and (ii) a recent decline in margins specific to the Bonefish Grill reporting unit. As a result, we performed an interim quantitative impairment analysis (the “Q4 analysis”). The Q4 analysis determined that the Bonefish Grill reporting unit was impaired and goodwill impairment of $28.2 million was recorded to fully impair the goodwill of the reporting unit.

Goodwill Analysis - The Q2 analysis for goodwill indicated that all reporting units had fair values that exceeded their carrying values. However, the Outback Steakhouse and Bonefish Grill reporting units had fair values that decreased to approximately 10% above their respective carrying values (“cushion”) while the other reporting units had cushions that were above 20%. The fair values for the Outback Steakhouse and Bonefish Grill reporting units decreased primarily due to lower cash flow estimates, increased discount rates, lower market multiples and additionally for Bonefish Grill, a lower long-term growth rate. The discount rates for Outback Steakhouse and Bonefish Grill included an adjustment to the risk premium to reflect the elevated risk in management’s forecasted cash flows.

The Q4 analysis for goodwill indicated that all reporting units except Bonefish Grill had fair values that exceeded their carrying values. Additionally, the cushion for the Outback Steakhouse reporting unit decreased to approximately 3%. The cushions for all other reporting units remained above 20%. The fair value for the Outback Steakhouse reporting unit decreased compared to the Q2 analysis primarily due to lower market multiples and lower cash flow estimates. The fair value for the Bonefish Grill reporting unit decreased from the Q2 analysis primarily due to lower market multiples and lower cash flow estimates as a result of a recent decline in profit margins. Similar to the annual analysis, the discount rates for Outback Steakhouse and Bonefish Grill include an adjustment to the risk premium to reflect the elevated risk in management’s forecasted cash flows.

For both analyses, we used a combination of the income and market approaches, weighted 50% each, to determine the fair value of the reporting units. Some of the more significant estimates and assumptions included cash flow estimates (including sales and earnings before interest, taxes, depreciation and amortization), long-term growth rates, discount rates that appropriately reflect the risks inherent in cash flow estimates, and market multiples. These estimates are subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies.

In addition, for both the Q2 analysis and Q4 analysis, we considered the reasonableness of the fair value of the reporting units by assessing the implied enterprise value control premiums based on our market capitalization. We determined that the implied control premium was reasonable, which corroborates our fair value estimates for the reporting units.

As a result of the decreased fair values, the goodwill associated with the Outback Steakhouse reporting unit is at a higher risk of future impairment if any assumptions, estimates, or market factors change in the future.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Assumptions used in the goodwill quantitative approach are made at a point in time and require significant judgment. They are subject to change based on facts and circumstances present at the impairment test date. However, it is reasonably possible that changes in assumptions could occur, so we performed a sensitivity analysis on the discount rate and long-term growth rate for our Outback Steakhouse reporting unit. If the discount rate increased by 100 basis points, the fair value of the reporting unit would decrease by 8%, resulting in goodwill impairment of $36.1 million. If the long-term growth rate decreased by 50 basis points, the fair value of the Outback Steakhouse reporting unit would decrease by 3%, but the fair value would still exceed the carrying value. These sensitivities were only calculated utilizing the discounted cash flow method and the estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.

Indefinite-Lived Intangible Assets Analysis - The Q2 analysis and Q4 analysis for indefinite-lived intangible assets indicated that all trade names had fair values exceeding their carrying values; however, the Outback Steakhouse trade name’s cushion decreased to approximately 15% and 5%, respectively. In the Q2 analysis, the fair value of the Outback Steakhouse trade name decreased primarily due to lower projected sales and an increased discount rate. The fair value declined further in the Q4 analysis due to lower projected sales and a decrease in the assumed royalty rate.

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

We record a liability for all unresolved and incurred but not reported claims at the anticipated cost below our specified retention levels or per-claim deductible amounts. Our liability for insurance claims was $64.5 million and $53.0 million as of December 28, 2025 and December 29, 2024, respectively. In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, and the frequency and severity of claims. The establishment of the reserves utilizing such estimates and assumptions is in part based on the premise that historical claims experience is indicative of current or future expected activity, which could differ significantly. Reserves recorded for workers’ compensation and general or liquor liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

BLOOMIN’ BRANDS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 50 basis point change in the discount rate in our insurance claim liabilities as of December 28, 2025, would have affected net earnings by $0.7 million in 2025.

Income Taxes - Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years in which we expect those temporary differences to reverse. As of December 28, 2025, tax loss carryforwards and credit carryforwards that do not have a valuation allowance are expected to be recoverable within the applicable statutory expiration periods. We currently expect to utilize general business tax credit carryforwards within a 10-year period. However, our ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code as well as the Company’s inability to generate sufficient future taxable income. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in assumptions regarding our level and composition of earnings, tax laws or the deferred tax valuation allowance and the results of tax audits and litigation, may materially impact the effective income tax rate.

While we consider all of our tax positions to be fully supportable, our income tax returns, like those of most companies, are periodically audited by U.S. and foreign tax authorities. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and generally accepted accounting principles. A tax benefit from an uncertain position is recognized only if it is more likely than not that the position is sustainable based on its technical merits. For uncertain tax positions that do not meet this threshold, we recognize a liability. The liability for unrecognized tax benefits requires significant management judgment regarding exposures about our various tax positions. These assumptions and probabilities are reviewed and updated based upon new information. An unfavorable tax settlement could require the use of cash and an increase in the amount of income tax expense we recognize. As of December 28, 2025, we had $17.0 million of unrecognized tax benefits, including accrued interest and penalties that, if recognized, would impact our effective income tax rate.

Recently Issued Financial Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a summary of new accounting standards.

BLOOMIN’ BRANDS, INC.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in commodity prices, interest rates and foreign currency exchange rates.

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

In addition to the market risks identified above, we are subject to business risk as our beef supply is highly dependent upon a limited number of vendors. If these vendors were unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies. See Note 17 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further details.

Interest Rate Risk

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt. We manage our exposure to market risk through regular operating and financing activities, using a combination of fixed-rate and variable-rate debt, and when deemed appropriate, through the use of derivative financial instruments. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. As of December 28, 2025, our interest rate risk was primarily from variable interest rate changes on our revolving credit facility. Based on outstanding unhedged borrowings on December 28, 2025, a hypothetical 200 basis points increase in short-term interest rates would increase our annual interest expense by $3.9 million.

We periodically evaluate financial instruments to hedge our exposure to variable interest rates. We use derivative financial instruments as risk management tools and not for speculative purposes. To manage the risk of fluctuations in variable interest rate debt, we have interest rate swaps with an aggregate notional amount of $275.0 million, with $100.0 million that matured subsequent to our fiscal year end on December 31, 2025 and $175.0 million maturing March 31, 2026. We also have $100.0 million of interest rate swaps that became effective subsequent to our fiscal year end on December 31, 2025, and mature on December 31, 2026 and $200.0 million of interest rate swaps that will become effective on March 31, 2026 and mature on December 31, 2027. See Note 13 - Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for further information. A hypothetical 200 basis points increase (decrease) in short-term interest rates would have increased (decreased) the fair value of our interest rate swaps by $9.2 million and $(9.6) million, respectively.

Foreign Currency Exchange Rate Risk

During 2024 and 2025, we entered into foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the rate risk associated with the purchase price installment payments from the Brazil Sale Transaction. We recorded (losses) gains of $(26.4) million and $15.7 million as a result of changes in the fair value of foreign currency forward contracts during fiscal year 2025 and 2024, respectively. In November 2025, we received the final installment payment from the Brazil Sale Transaction and our foreign currency forward contracts matured. Currently, exposure to international currency exchange rate fluctuations is not material.

BLOOMIN’ BRANDS, INC.
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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2025 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2025.

The effectiveness of our internal control over financial reporting as of December 28, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

BLOOMIN’ BRANDS, INC.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bloomin’ Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bloomin’ Brands, Inc. and its subsidiaries (the “Company”) as of December 28, 2025 and December 29, 2024, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 28, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Insurance Reserves

As described in Notes 1 and 17 to the consolidated financial statements, the Company’s consolidated discounted insurance reserves balance was $64.5 million as of December 28, 2025. The Company carries insurance programs with specific retention levels or high per-claim deductibles for a significant portion of expected losses under its workers’ compensation, general or liquor liability, health, property and management liability insurance programs. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, management considers certain actuarial assumptions and judgments regarding economic conditions, and the frequency and severity of claims. Reserves recorded for workers’ compensation and general liability claims are discounted using the average of the one-year and five-year risk-free rate of monetary assets that have comparable maturities.

The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the estimated insurance reserves, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s actuarial assumptions related to economic conditions and the frequency and severity of claims, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of insurance reserves, including controls over the development of the estimated insurance reserves recorded and management’s actuarial assumptions. These procedures also included, among others (i) testing management’s process for developing the estimated insurance reserves, (ii) evaluating the appropriateness of the actuarial methods used by management, (iii) evaluating the reasonableness of management’s actuarial assumptions related to economic conditions and the frequency and severity of claims, and (iv) testing the completeness and accuracy of underlying data used in the valuation. Evaluating management’s actuarial assumptions related to economic conditions and the frequency and severity of claims involved evaluating whether the assumptions were reasonable considering (i) the consistency with external market data and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill

BLOOMIN’ BRANDS, INC.
and knowledge were used to assist in evaluating (i) the appropriateness of actuarial methods used in developing the estimated insurance reserves and (ii) the reasonableness of actuarial assumptions related to economic conditions.

Annual and Interim Goodwill Impairment Analyses – Outback Steakhouse and Bonefish Grill Reporting Units

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $185.1 million as of December 28, 2025, which included goodwill associated with the Outback Steakhouse reporting unit of $123.2 million. Goodwill is tested for impairment annually, as of the first day of the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of the reporting unit is compared to its calculated fair value, with any excess of carrying value over fair value deemed to be an impairment. During the thirteen weeks ended June 29, 2025, management performed a quantitative annual impairment analysis (the “Q2 analysis”). During the thirteen weeks ended December 28, 2025, management identified a triggering event and performed an interim quantitative impairment analysis (the “Q4 analysis”). As disclosed by management, fair value of a reporting unit is estimated by management utilizing a weighted average of the income approach, typically using a discounted cash flow model, and the market approach, including the guideline public company method and guideline transaction method. Fair value determinations require considerable judgment by management and are sensitive to changes in underlying assumptions, estimates, and market factors. Key assumptions include future cash flow estimates (including sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”), long-term growth rates, discount rates, market multiples, and other market factors. The Q2 analysis for goodwill indicated that all reporting units had fair values that exceeded their carrying values. The Q4 analysis for goodwill indicated that all reporting units except Bonefish Grill had fair values that exceeded their carrying values. As a result of the Q4 analysis, management determined that the Bonefish Grill reporting unit was impaired and goodwill impairment of $28.2 million was recorded to fully impair the goodwill of the reporting unit.

The principal considerations for our determination that performing procedures relating to the annual and interim goodwill impairment analyses of the Outback Steakhouse and Bonefish Grill reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Outback Steakhouse and Bonefish Grill reporting units, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales, EBITDA, and discount rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual and interim goodwill impairment analyses, including controls over the valuation of the Outback Steakhouse and Bonefish Grill reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Outback Steakhouse and Bonefish Grill reporting units, (ii) evaluating the appropriateness of the discounted cash flow model, guideline public company method, and guideline transaction method used by management, (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model, guideline public company method, and guideline transaction method used by management, and (iv) evaluating the reasonableness of the significant assumptions used by management related to sales, EBITDA, and discount rates. Evaluating management’s assumptions related to sales and EBITDA involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Outback Steakhouse and Bonefish Grill reporting units, (ii) the consistency with external market and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model, the guideline public company method, and the guideline transaction method and (ii) the reasonableness of the discount rate assumption.

Annual and Interim Indefinite-Lived Intangible Asset Impairment Analyses – Outback Steakhouse Indefinite-Lived Trade Name

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s intangible assets balance was $425.3 million as of December 28, 2025, which included an indefinite-lived trade name associated with the Outback Steakhouse reporting unit of $287.0 million. Indefinite-lived intangible assets are tested for impairment annually, as

BLOOMIN’ BRANDS, INC.
of the first day of the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of the trade name is compared to its calculated fair value, with any excess of carrying value over fair value deemed to be an impairment. During the thirteen weeks ended June 29, 2025, management performed a quantitative annual impairment analysis (the “Q2 analysis”). During the thirteen weeks ended December 28, 2025, management identified a triggering event and performed an interim quantitative impairment analysis (the “Q4 analysis”). As disclosed by management, the fair value of trade names is estimated by utilizing the relief-from-royalty method, which requires assumptions related to projected sales, market royalty rates and discount rates. The Q2 analysis and Q4 analysis for indefinite-lived intangible assets indicated that all trade names had fair values exceeding their carrying values.

The principal considerations for our determination that performing procedures relating to the annual and interim indefinite-lived intangible asset impairment analyses of the Outback Steakhouse indefinite-lived trade name is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Outback Steakhouse indefinite-lived trade name, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected sales, the market royalty rate, and the discount rate and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual and interim indefinite-lived intangible asset impairment analyses, including controls over the valuation of the Outback Steakhouse indefinite-lived trade name. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Outback Steakhouse indefinite-lived trade name, (ii) evaluating the appropriateness of the relief-from-royalty method used by management, (iii) testing the completeness and accuracy of the underlying data used in the relief-from-royalty method, and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected sales, the market royalty rate, and the discount rate. Evaluating management’s assumption related to projected sales involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Outback Steakhouse restaurant concept, (ii) the consistency with external market and industry data, and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty method and (ii) the reasonableness of the market royalty rate and the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 25, 2026

We have served as the Company’s auditor since 1998.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 28, 2025	DECEMBER 29, 2024
ASSETS
Current assets
Cash and cash equivalents	$59,461	$70,056
Inventories	61,486	68,699
Other current assets, net	148,691	158,775
Current assets of discontinued operations held for sale	—	22,989
Total current assets	269,638	320,519
Property, fixtures and equipment, net	912,645	948,521
Operating lease right-of-use assets	979,270	1,012,857
Goodwill	185,135	213,323
Intangible assets, net	425,266	429,091
Deferred income tax assets, net	224,693	185,522
Equity method investment	63,967	—
Other assets, net	111,293	74,471
Non-current assets of discontinued operations held for sale	—	200,501
Total assets	$3,171,907	$3,384,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$138,189	$153,161
Current operating lease liabilities	176,268	158,806
Accrued and other current liabilities	186,256	178,314
Unearned revenue	377,933	374,099
Current liabilities of discontinued operations held for sale	—	87,956
Total current liabilities	878,646	952,336
Non-current operating lease liabilities	1,046,380	1,088,518
Deferred income tax liabilities, net	9,009	33,822
Long-term debt, net	787,425	1,027,398
Other long-term liabilities, net	113,282	93,420
Non-current liabilities of discontinued operations held for sale	—	49,865
Total liabilities	2,834,742	3,245,359
Commitments and contingencies (Note 17)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of December 28, 2025 and December 29, 2024	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 85,221,767 and 84,854,768 shares issued and outstanding as of December 28, 2025 and December 29, 2024, respectively	852	849
Additional paid-in capital	1,241,239	1,273,288
Accumulated deficit	(917,597)	(925,834)
Accumulated other comprehensive income (loss)	9,108	(212,793)
Total Bloomin’ Brands stockholders’ equity	333,602	135,510
Noncontrolling interests	3,563	3,936
Total stockholders’ equity	337,165	139,446
Total liabilities and stockholders’ equity	$3,171,907	$3,384,805

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	FISCAL YEAR
	2025	2024	2023
Revenues
Restaurant sales	$3,884,234	$3,866,344	$4,077,789
Franchise and other revenues	71,762	84,131	90,371
Total revenues	3,955,996	3,950,475	4,168,160
Costs and expenses
Food and beverage	1,177,303	1,147,859	1,240,485
Labor and other related	1,237,978	1,202,520	1,219,839
Other restaurant operating	1,014,151	1,001,034	988,668
Depreciation and amortization	177,680	175,580	169,266
General and administrative	238,396	219,383	233,559
Provision for impaired assets and restaurant closings	45,137	64,291	33,574
Goodwill impairment	28,188	—	—
Total costs and expenses	3,918,833	3,810,667	3,885,391
Income from operations	37,163	139,808	282,769
Loss on extinguishment of debt	—	(136,022)	—
Interest expense, net	(45,354)	(62,593)	(51,582)
(Loss) income before (benefit) provision for income taxes	(8,191)	(58,807)	231,187
(Benefit) provision for income taxes	(26,699)	(12,134)	18,402
Loss from equity method investment, net of tax	(4,742)	—	—
Net income (loss) from continuing operations	13,766	(46,673)	212,785
(Loss) income from discontinued operations, net of tax	(537)	(75,982)	41,629
Net income (loss)	13,229	(122,655)	254,414
Less: net income attributable to noncontrolling interests	4,992	5,363	7,028
Net income (loss) attributable to Bloomin’ Brands	$8,237	$(128,018)	$247,386

Net income (loss)	$13,229	$(122,655)	$254,414
Other comprehensive income (loss):
Foreign currency translation, net of reclassification adjustments	3,886	(34,483)	7,622
Reclassification of foreign currency translation adjustments into earnings due to sale of business	217,548	—	—
Net gain (loss) on derivatives, net of tax	467	(6)	(615)
Comprehensive income (loss)	235,130	(157,144)	261,421
Less: comprehensive income attributable to noncontrolling interests	4,992	5,363	7,028
Comprehensive income (loss) attributable to Bloomin’ Brands	$230,138	$(162,507)	$254,393

Basic earnings (loss) per share:
Continuing operations	$0.10	$(0.61)	$2.36
Discontinued operations	(0.01)	(0.88)	0.48
Net basic earnings (loss) per share	$0.10	$(1.49)	$2.84

Diluted earnings (loss) per share:
Continuing operations	$0.10	$(0.61)	$2.13
Discontinued operations	(0.01)	(0.88)	0.43
Net diluted earnings (loss) per share	$0.10	$(1.49)	$2.56

Weighted average common shares outstanding:
Basic	85,062	85,905	87,230
Diluted	85,307	85,905	96,453
The accompanying notes are an integral part of these consolidated financial statements.
Amounts may not add due to rounding.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT

Balance, December 25, 2022	87,696	$877	$1,161,912	$(706,109)	$(185,311)	$2,540	$273,909
Net income	—	—	—	247,386	—	7,028	254,414
Other comprehensive income, net of tax	—	—	—	—	7,007	—	7,007
Cash dividends declared, $0.96 per common share	—	—	(83,742)	—	—	—	(83,742)
Repurchase and retirement of common stock, including excise tax of $136	(2,807)	(28)	—	(70,108)	—	—	(70,136)
Stock-based compensation	—	—	11,911	—	—	—	11,911
Common stock issued under stock plans (1)	2,080	21	25,306	—	—	—	25,327
Distributions to noncontrolling interests	—	—	—	—	—	(8,684)	(8,684)
Contributions from noncontrolling interests	—	—	—	—	—	1,997	1,997
Balance, December 31, 2023	86,969	$870	$1,115,387	$(528,831)	$(178,304)	$2,881	$412,003
Net (loss) income	—	—	—	(128,018)	—	5,363	(122,655)
Other comprehensive loss, net of tax	—	—	—	—	(34,489)	—	(34,489)
Cash dividends declared, $0.96 per common share	—	—	(82,574)	—	—	—	(82,574)
Repurchase and retirement of common stock, including excise tax of $325	(10,073)	(100)	(5,681)	(260,642)	—	—	(266,423)
Stock-based compensation	—	—	7,484	—	—	—	7,484
Common stock issued under stock plans (1)	759	8	(1,736)	—	—	—	(1,728)
Distributions to noncontrolling interests	—	—	—	—	—	(7,113)	(7,113)
Contributions from noncontrolling interests	—	—	—	—	—	2,805	2,805
Issuance of common stock from repurchase of convertible senior notes	7,489	74	216,078	—	—	—	216,152
Retirement of convertible senior note hedges	(289)	(3)	126,543	(8,343)	—	—	118,197
Retirement of warrants	—	—	(102,213)	—	—	—	(102,213)
Balance, December 29, 2024	84,855	$849	$1,273,288	$(925,834)	$(212,793)	$3,936	$139,446

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	NON-CONTROLLING INTERESTS	TOTAL

Balance, December 29, 2024	84,855	$849	$1,273,288	$(925,834)	$(212,793)	$3,936	$139,446
Net income	—	—	—	8,237	—	4,992	13,229
Other comprehensive income, net of tax	—	—	—	—	221,901	—	221,901
Cash dividends declared, $0.45 per common share	—	—	(38,266)	—	—	—	(38,266)
Stock-based compensation	—	—	7,780	—	—	—	7,780
Common stock issued under stock plans (1)	367	3	(1,164)	—	—	—	(1,161)
Distributions to noncontrolling interests	—	—	—	—	—	(6,741)	(6,741)
Contributions from noncontrolling interests	—	—	—	—	—	1,376	1,376
Retirement of warrants	—	—	(399)	—	—	—	(399)
Balance, December 28, 2025	85,222	$852	$1,241,239	$(917,597)	$9,108	$3,563	$337,165
________________
(1)Net of shares withheld for employee taxes.

The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FISCAL YEAR
	2025	2024	2023

Cash flows provided by operating activities:
Net income (loss)	$13,229	$(122,655)	$254,414
(Loss) income from discontinued operations, net of tax	(537)	(75,982)	41,629
Net income (loss) from continuing operations	13,766	(46,673)	212,785
Adjustments to reconcile Net income (loss) from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	177,680	175,580	169,266
Amortization of deferred gift card sales commissions	21,338	22,559	23,695
Provision for impaired assets and restaurant closings	45,137	64,291	33,574
Goodwill impairment	28,188	—	—
Stock-based compensation expense	7,780	7,484	11,690
Deferred income tax benefit	(38,163)	(30,337)	(8,411)
Loss on extinguishment of debt	—	136,022	—
Loss (gain) on foreign currency forward contracts	26,362	(15,728)	—
Loss from equity method investment, net of tax	4,742	—	—
Foreign currency translation gain on installment receivable from sale of business	(17,033)	—	—
Other, net	673	(723)	(864)
Change in assets and liabilities:
Decrease (increase) in inventories	6,443	(7,484)	2,797
(Increase) decrease in other current assets	(16,060)	(43,170)	10,511
Decrease (increase) in other assets	363	(3,954)	3,523
(Decrease) increase in accounts payable and accrued and other current liabilities	(3,026)	(30,930)	13,738
Increase (decrease) in unearned revenue	3,834	(6,059)	(13,009)
Increase (decrease) in operating lease liabilities	3,709	(11,096)	(9,525)
Increase in other long-term liabilities	10,213	6,218	4,396
Net cash provided by operating activities of continuing operations	275,946	216,000	454,166
Net cash provided by operating activities of discontinued operations	748	12,132	78,255
Net cash provided by operating activities	$276,694	$228,132	$532,421
Cash flows provided by (used in) investing activities:
Proceeds from disposal of property, fixtures and equipment	$381	$5,735	$2,515
Proceeds received from company-owned life insurance	—	—	3,460
Capital expenditures	(179,924)	(220,737)	(282,229)
(Payments on) proceeds from foreign currency forward contracts	(25,704)	15,070	—
Cash received from sale, net of tax withheld and cash left in business	207,628	—	—
Other investments, net	1,356	650	1,174
Net cash provided by (used in) investing activities of continuing operations	3,737	(199,282)	(275,080)
Net cash used in investing activities of discontinued operations	(1,623)	(39,744)	(42,026)
Net cash provided by (used in) investing activities	$2,114	$(239,026)	$(317,106)

		(CONTINUED...)

BLOOMIN’ BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FISCAL YEAR
	2025	2024	2023

Cash flows used in financing activities:
Proceeds from borrowings on revolving credit facilities	$1,260,000	$2,265,000	$1,079,000
Repayments of borrowings on revolving credit facilities	(1,480,000)	(1,936,000)	(1,128,000)
Financing fees	—	(8,985)	—
Repayments of finance lease obligations	(3,010)	(1,777)	(1,593)
Principal settlements and repurchase of convertible senior notes	(20,724)	(2,335)	(214)
Proceeds from retirement of convertible senior note hedges	—	118,197	—
Payments for retirement of warrants	(399)	(102,213)	—
(Payments of taxes) proceeds from share-based compensation, net	(1,161)	(1,728)	25,327
Distributions to noncontrolling interests	(6,741)	(7,113)	(8,684)
Contributions from noncontrolling interests	1,376	2,805	1,997
Repurchase of common stock	—	(265,695)	(70,847)
Cash dividends paid on common stock	(38,266)	(82,574)	(83,742)
Other	(100)	(100)	(100)
Net cash used in financing activities of continuing operations	(289,025)	(22,518)	(186,856)
Net cash used in financing activities of discontinued operations	(65)	(990)	(269)
Net cash used in financing activities	(289,090)	(23,508)	(187,125)
Effect of exchange rate changes on cash and cash equivalents	(313)	(9,915)	1,448
Net (decrease) increase in cash and cash equivalents	(10,595)	(44,317)	29,638
Cash and cash equivalents as of the beginning of the period	70,056	114,373	84,735
Cash and cash equivalents as of the end of the period	$59,461	$70,056	$114,373
Supplemental disclosures of cash flow information:
Cash paid for interest	$58,559	$59,989	$50,931
Supplemental disclosures of non-cash activities:
Capital expenditures included in current liabilities	$13,474	$29,616	$38,515
Shares issued on settlement of convertible senior notes	$—	$216,152	$—
Shares received and retired on exercise of call option under bond hedge upon settlement of convertible senior notes	$—	$(8,346)	$—

 The accompanying notes are an integral part of these consolidated financial statements.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

1.           Summary of Significant Accounting Policies

Description of Business - Bloomin’ Brands, Inc. (“Bloomin’ Brands” or the “Company”), a holding company that conducts its operations through its subsidiaries, is one of the largest casual dining restaurant companies in the world, with a portfolio of leading, differentiated restaurant concepts. OSI Restaurant Partners, LLC (“OSI”) is the Company’s primary operating entity.

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

The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities’ operations. As of December 28, 2025, the Company franchised 493 restaurants but did not possess any majority ownership interests in or provide material direct financial support to its franchisees. These franchise relationships are not deemed variable interest entities and are not consolidated.

Investments in entities the Company does not control, but where the Company’s interest is between 20% and 50% and/or the Company has the ability to exercise significant influence over the entity, are accounted for under the equity method and are not consolidated into the Company’s financial statements.

On December 30, 2024, the Company completed the sale of 67% of its Brazil operations, with the Company retaining a 33% interest accounted for under the equity method of accounting. The balance sheets, results of operations and cash flows of the Company’s Brazil operations are reported as discontinued operations for all periods presented. Unless otherwise noted, disclosures within these Notes to Consolidated Financial Statements relate solely to the Company’s continuing operations. Prior to the sale, the Company consolidated the results of its Brazil operations on a one-month calendar lag. For additional information regarding the Brazil sale and discontinued operations, see Note 2 - Discontinued Operations. For additional information regarding the Brazil equity method investment, see Note 3 - Equity Method Investment.

Fiscal Year - The Company utilizes a 52-53-week year ending on the last Sunday in December. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal years 2025 and 2024 consisted of 52 weeks and fiscal year 2023 consisted of 53 weeks. The additional operating week of 2023 resulted in increases of $83.5 million of Total revenues and $0.15 of GAAP diluted earnings per share in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Cash and Cash Equivalents - Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less. Cash and cash equivalents include $38.4 million and $49.1 million, as of December 28, 2025 and December 29, 2024, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accounts Receivable - Accounts receivable, net of allowance for credit losses, represents the estimated net realizable value. The Company’s primary accounts receivable are due from third-party gift card sales, vendor rebates and franchisees.

The Company evaluates the collectability of receivables based on historical loss experience by risk pool and records periodic adjustments for factors such as deterioration of economic conditions, specific customer circumstances and changes in the aging of accounts receivable balances. In instances where there is no established loss history, S&P speculative-grade default rates are utilized as an estimated expected credit loss rate. Receivables are written off when they are deemed uncollectible. The Company applies the practical expedient to assume that current conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses.

Contingent Lease Liabilities - The Company assigns its interest, and is contingently liable, under certain real estate leases, primarily related to divested restaurant properties. Contingent lease liabilities related to these guarantees are calculated based on management’s estimate of exposure to losses which includes historical analysis of credit losses, including known instances of default, and existing economic conditions. See Note 17 - Commitments and Contingencies for a discussion of the Company’s contingent lease liabilities.

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

Cloud-Based Computing Arrangements - The Company defers costs incurred under the application development stage for cloud-based computing arrangements and amortizes those costs over the related service agreement. Capitalized cloud computing implementation costs of $7.3 million and $4.6 million, net of accumulated amortization, as of December 28, 2025 and December 29, 2024, respectively, and are included in Other current assets, net and Other assets, net on the Company’s Consolidated Balance Sheets. Related amortization expense is included in General and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and was immaterial for all periods presented.

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

Depreciation and repair and maintenance expense are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Depreciation expense	$173,855	$171,755	$165,190
Repair and maintenance expense	$117,437	$113,245	$114,768

The Company capitalizes direct and indirect internal costs associated with the acquisition, development, design, construction and remodel of Company-owned restaurant locations as these costs have a future benefit to the Company. Upon restaurant opening, these costs are charged to Depreciation and amortization expense over the reasonably certain lease term. Internal costs of $4.0 million and $5.3 million were capitalized during 2025 and 2024, respectively.

For 2025 and 2024, computer equipment and software costs of $13.9 million and $8.1 million, respectively, were capitalized. As of December 28, 2025 and December 29, 2024, there was $16.1 million and $11.4 million, respectively, of unamortized computer equipment and software included in Property, fixtures and equipment, net on the Company’s Consolidated Balance Sheets.

Equity Method Investments - The Company’s proportionate share of earnings or losses is recorded in Loss from equity method investment, net of tax in the Consolidated Statements of Operations and Comprehensive Income (Loss) and as an adjustment to the carrying value in the Company’s Consolidated Balance Sheets. Equity method investments are evaluated for impairment when facts and circumstances indicate that the carrying value may not be recoverable.

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

The Company may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or trade name is impaired. If the qualitative assessment is not performed or if the Company determines that it is not more likely than not that the fair value of the reporting unit or trade name exceeds the carrying value, the fair value of the reporting unit or trade name is calculated. The carrying value of the reporting

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

unit or trade name is compared to its calculated fair value, with any excess of carrying value over fair value deemed to be an impairment.

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

Derivatives - The Company records derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

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

Beginning in 2024, the Company entered into foreign currency forward contracts not designated as hedges to mitigate a portion of the exchange rate risk associated with purchase price installment payments in connection with the sale of the majority ownership of its Brazil operations. During November 2025, the Company received the final installment payment from the Brazil Sale Transaction and the foreign currency forward contracts matured. The change in fair value of the foreign currency forward contracts was recorded in General and administrative expense, consistent with the related underlying exposure. See Note 13 - Derivative Instruments and Hedging Activities for additional details regarding the foreign currency forward contracts.

Deferred Debt Issuance Costs - For its revolving credit facility, the Company records deferred debt issuance costs related to the issuance of debt obligations in Other assets, net on its Consolidated Balance Sheets and amortizes the costs to Interest expense, net using the straight line method. For fees associated with all other debt obligations, the Company records deferred debt issuance costs as a reduction of Long-term debt, net and amortizes the costs to Interest expense, net using the effective interest method.

The Company amortizes deferred debt issuance costs to interest expense over the term of the respective financing arrangement. The Company amortized deferred debt issuance costs of $3.0 million, $2.8 million and $3.1 million to Interest expense, net for 2025, 2024 and 2023, respectively.

Liquor Licenses - The fees from obtaining non-transferable liquor licenses directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Revenue Recognition - The Company records food and beverage revenues, net of discounts and taxes, upon delivery to the customer. Franchise-related revenues are included in Franchise and other revenues in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Royalties are recognized as revenue in the period in which they are earned provided collectability is reasonably assured.

Advertising fees charged to franchisees are recognized in Franchise and other revenues in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) provided collectability is reasonably assured. Initial franchise and renewal fees are recognized over the term of the franchise agreement and renewal period, respectively. The weighted average remaining term of franchise agreements and renewal periods was approximately 11 years as of December 28, 2025. On December 30, 2024, in connection with the sale of a majority ownership of the Company’s Brazil operations, the Company entered into 20-year franchise agreements for its existing restaurants in that market.

Proceeds from the sale of gift cards, which do not have expiration dates but are typically redeemed within one year of issuance, are recorded as unearned revenue and recognized as revenue upon redemption by the customer. Gift card breakage, the amount of gift cards which will not be redeemed, is estimated based on historical redemption patterns and is recognized over time in proportion to actual gift card redemptions. If actual redemptions vary from assumptions used to estimate breakage, gift card breakage income may differ from the amount recorded. The Company periodically updates its estimates used for breakage. Breakage revenue is recorded as a component of Restaurant sales in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Gift card sales commissions paid to third-party providers are capitalized and subsequently amortized to Other restaurant operating expense based on historical gift card redemption patterns. See Note 4 - Revenue Recognition for rollforwards of deferred gift card sales commissions and unearned gift card revenue.

The Company maintains a customer loyalty program in the U.S., Dine Rewards, where customers earn a reward after attaining qualified spend amounts. The Company’s estimate of the fair value of the reward is recorded as unearned revenue. Each reward must be redeemed within specified time limits of earning such reward. Revenue is recorded upon redemption and breakage for unredeemed rewards is recorded proportional to historical redemption patterns. The Company applies the practical expedient to exclude disclosures regarding loyalty program remaining performance obligations, which have original expected durations of less than one year.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and reports revenue net of taxes in its Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases - The Company’s determination of whether an arrangement contains a lease is based on an evaluation of whether the arrangement conveys the right to use and control specific property or equipment. The Company leases restaurant and office facilities and certain equipment under operating leases primarily having initial terms between 1 and 20 years. Restaurant facility leases generally have renewal periods totaling 5 to 30 years, exercisable at the option of the Company. Contingent rentals represent payment of variable lease obligations based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement for certain restaurant facility leases. Variable rental payments are expensed as incurred and future variable rent obligations are not included within the lease liabilities on the Consolidated Balance Sheets. The depreciable life of lease assets and leasehold improvements are limited by the expected lease term. None of the Company’s leases contain any material residual value guarantees or restrictive covenants.

Upon the 2019 adoption of ASC Topic 842 - Leases (“ASC 842”), the Company elected the practical expedient not to separate U.S. lease and non-lease components for real estate leases entered into after adoption. Additionally, for certain equipment leases, the Company applies a portfolio approach to account for lease assets and liabilities. Leases with an initial term of 12 months or less are not recorded on its Consolidated Balance Sheets and are recognized on a straight-line basis over the lease term within Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Consideration Received from Vendors - The Company receives consideration for a variety of vendor-sponsored programs, such as volume rebates, promotions and advertising allowances. Advertising allowances are intended to offset the Company’s costs of promoting and selling menu items in its restaurants. Vendor consideration is recorded primarily as a reduction of Food and beverage cost when recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that will have a major effect on its operations and financial results. The results of discontinued operations are reported as (Loss) income from discontinued operations, net of tax in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the current and prior periods beginning in the period in which the held for sale criteria are met.

Advertising Costs - Advertising production costs are expensed in the period when the advertising first occurs. All other advertising costs are expensed in the period in which the costs are incurred. Advertising expense of $93.1 million, $111.3 million and $96.2 million for 2025, 2024 and 2023, respectively, was recorded in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Basic and Diluted Earnings (Loss) per Share - The Company computes basic earnings (loss) per share based on the weighted average number of common shares that were outstanding during the period. Except where the result would be antidilutive, diluted earnings (loss) per share includes the dilutive effect of common stock equivalents, consisting of stock options, restricted stock units, PSUs and warrants, measured using the treasury stock method, and the Company’s convertible senior notes, measured using the if-converted method. PSUs are considered dilutive when the related performance criterion has been met.

Prior to the 2025 settlement, the Company provided the trustee of the Company’s convertible senior notes due 2025 (the “2025 Notes”) notice of its irrevocable election under the 2025 Notes indenture to settle the principal portion of

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the 2025 Notes upon conversion in cash and any excess in shares. As a result, only the amounts in excess of the principal amount were considered in diluted earnings per share.

Foreign Currency Translation and Transactions - For non-U.S. operations and equity method investments, the functional currency is the local currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date with the translation adjustments recorded in Accumulated other comprehensive income (loss) in the Company’s Consolidated Statements of Changes in Stockholders’ Equity. Results of operations are translated using the average exchange rates for the reporting period. Foreign currency exchange transaction gains or losses are recorded in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company records a tax benefit for an uncertain tax position using the highest cumulative tax benefit that is more likely than not to be realized. The Company adjusts its liability for unrecognized tax benefits in the period in which it determines the issue is effectively settled, the statute of limitations expires or when more information becomes available. Liabilities for unrecognized tax benefits are recorded as a reduction of Deferred income tax assets, net and within Other long-term liabilities, net, with related interest and penalties recorded in Other long-term liabilities, net on the Company’s Consolidated Balance Sheets. Interest and penalties recognized on liabilities for unrecognized tax benefits are included in (Benefit) provision for income taxes.

Reclassifications - The Company reclassified certain immaterial amounts in prior period financial statements to conform to the current period’s presentation. These reclassifications had no effect on previously reported Net income (loss).

Recently Adopted Financial Accounting Standards - The Company adopted ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU No. 2023-09”) on a prospective basis for the year ended December 28, 2025. ASU No. 2023-09 expands existing income tax disclosures, including disaggregation of the Company’s effective income tax rate reconciliation table and income taxes paid disclosures. See Note 16. Income Taxes for additional details on updated disclosures.

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

Recently Issued Financial Accounting Standards Not Yet Adopted - In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses,” (“ASU No. 2024-03”) which requires detailed disclosures in the notes to financial statements of expense categories within relevant income statement captions including purchases of inventory, employee compensation, depreciation and intangible asset amortization. ASU No. 2024-03 is effective for the Company beginning with the year ended December 26, 2027, with early adoption permitted, and may be applied either prospectively for reporting periods after the effective date or retrospectively to prior periods presented. The Company is currently evaluating the impact ASU No. 2024-03 will have on its disclosures.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The aggregate consideration paid to the Seller consisted of 67% of the enterprise valuation of the Disposal Group in the amount of R$2.06 billion Brazilian Reais, which equaled R$1.4 billion Brazilian Reais (approximately $225.3 million in U.S. Dollars based on the exchange rate on the Closing Date), subject to customary adjustments, and withholding for Brazilian taxes (the “Purchase Price”). On December 30, 2024 the Company received cash proceeds, net of withheld income taxes, of $103.9 million, in U.S. dollars based on the exchange rate on the Closing Date, representing 52% of the Purchase Price. The proceeds were applied to the Company’s revolving credit facility during the thirteen weeks ended March 30, 2025. The final installment payment, representing 48% of the Purchase Price, net of withheld income taxes and inclusive of accumulated interest, of $123.5 million in U.S. Dollars, was received during the thirteen weeks ended December 28, 2025. The proceeds were applied to the Company’s revolving credit facility.

The sale represents a strategic shift to a primarily franchised model for the Company’s international operations. The assets and liabilities of the Disposal Group were classified as held for sale on the Company’s Consolidated Balance Sheets as of December 29, 2024. For fiscal years 2025, 2024 and 2023, all sales, direct costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption titled (Loss) income from discontinued operations, net of tax in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented.

During the fourth quarter of 2024, the Company entered into foreign exchange forward contracts to mitigate most of the exchange rate risk associated with the Purchase Price installment payments. During the fourth quarter of 2025, the Company received the final installment payment and the foreign exchange forward contracts matured. See Note 13 - Derivative Instruments and Hedging Activities for details regarding the foreign exchange forward contracts.

On the Closing Date, the Seller and the Buyer entered into a shareholders agreement (the “Shareholders Agreement”), pursuant to which Buyer and Seller will have representation on a board of directors and in executive management based on their respective equity interests.

During the thirteen weeks ended December 29, 2024, the Company recorded $68.3 million of impairment in connection with the Brazil Sale Transaction within (Loss) income from discontinued operations, net of tax in its Consolidated Statements of Operations and Comprehensive Income (Loss). The impairment represents the difference between the estimated fair value of the Disposal Group and its carrying value, which included cumulative currency translation adjustment losses and the impact of measurement of the Company’s 33% retained interest. The fair value of the Company’s retained interest on the Closing Date was $59.9 million based on the proportional enterprise valuation of the Disposal Group adjusted for debt used by the Buyer to fund a portion of the Purchase Price, which was subsequently pushed down to the operating entity. See Note 3 - Equity Method Investment for additional details regarding the Company’s retained interest in its Brazil operations.

Under the Shareholders Agreement, the Buyer may cause the Seller to sell or the Seller may cause the Buyer to purchase the totality of the remaining interest in the Disposal Group for a period between October 1, 2028 and December 31, 2028 at a defined multiple of earnings less net indebtedness.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the carrying amounts of the major classes of assets and liabilities of the Disposal Group classified as held for sale on the Company’s Consolidated Balance Sheets as of the period indicated:

(dollars in thousands)	DECEMBER 29, 2024
ASSETS
Current assets
Inventories	$7,872
Other current assets, net	15,117
Total current assets of disposal group classified as held for sale	$22,989
Non-current assets
Property, fixtures and equipment, net	$99,532
Operating lease right-of-use assets	43,884
Goodwill	51,906
Intangible assets, net	6,841
Deferred income tax assets, net	2,056
Other assets, net	64,553
Total non-current assets	268,772
Impairment of disposal group assets	(68,271)
Net non-current assets of disposal group classified as held for sale	$200,501

LIABILITIES
Current liabilities
Accounts Payable	$24,168
Current operating lease liabilities	10,109
Accrued and other current liabilities	52,442
Unearned revenue	1,237
Total current liabilities of disposal group classified as held for sale	$87,956
Non-current liabilities
Non-current operating lease liabilities	$36,297
Other long-term liabilities, net	13,568
Total non-current liabilities of disposal group classified as held for sale	$49,865

(Loss) income from discontinued operations, net of tax in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) includes the following for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Revenues	$—	$525,268	$529,671
Operating costs and expenses (1)	—	562,324	487,883
Gain on sale of Brazil business (2)	2,857	—	—
Income (loss) from operations	2,857	(37,056)	41,788
Provision for income taxes	3,394	38,926	159
(Loss) income from discontinued operations, net of tax (3)	$(537)	$(75,982)	$41,629
____________________
(1)Includes royalty expense of $25.9 million and $26.4 million for fiscal years 2024 and 2023, respectively, eliminated in consolidation prior to the Brazil Sale Transaction, with the corresponding royalty revenues recorded within Franchise and other revenues from continuing operations in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)Includes net foreign currency translation gains on contingent consideration assets and indemnification liabilities, as discussed below.
(3)2023 includes benefits from a Brazilian law that provided a 100% exemption from income and federal value added taxes which resulted in additional earnings per share of $0.25. 2024 includes benefits from additional exemptions from income and federal value added taxes for varying timeframes which resulted in additional earnings per share of $0.15.

Contingent Consideration Assets and Indemnification Liabilities - On the Closing Date, the Company recognized contingent consideration assets of $29.3 million and indemnifications liabilities of $6.9 million within Other assets,

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

net and Other long-term liabilities, net, respectively, on the Company’s Consolidated Balance Sheet in connection with the Brazil Sale Transaction. As of December 28, 2025, the Company’s balance of contingent consideration assets and indemnification liabilities, which are denominated in Brazilian Reais, increased to $32.7 million and $7.6 million, respectively, primarily as a result of fluctuations in foreign exchange rates.

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

3.    Equity Method Investment

The Company retained a 33% interest in the franchisee of the Company’s restaurants in Brazil subsequent to the Brazil Sale Transaction, which is accounted for using the equity method of accounting. To ensure timely reporting, the Company records the results of the equity method investment in Brazil on a calendar basis one-month lag.
Following is a rollforward of the Company’s equity method investment for the period indicated:

FISCAL YEAR
(dollars in thousands)	2025
Balance, beginning of the period	$—
Fair value of retained interest at sale closing date	59,863
Net loss (1)	(4,742)
Foreign currency translation adjustment	9,415
Dividends received	(569)
Balance, end of the period	$63,967
____________________
(1)Includes $1.2 million of purchase price adjustments amortization.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.    Revenue Recognition

The following table includes the disaggregation of Restaurant sales and franchise revenues by restaurant concept and segment for the periods indicated:

	FISCAL YEAR
	2025		2024		2023
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$2,237,333	$30,243	$2,219,812	$31,253	$2,316,449	$32,289
Carrabba’s Italian Grill	706,565	2,312	693,421	2,771	721,946	3,036
Bonefish Grill	506,239	359	523,634	479	570,578	505
Fleming’s Prime Steakhouse & Wine Bar	395,891	—	368,663	—	382,729	—
Other	—	—	7,074	120	13,351	78
U.S. total	3,846,028	32,914	3,812,604	34,623	4,005,053	35,908
International Franchise (1)	—	31,297	—	39,490	—	41,524
Other (2)	38,206	68	53,740	—	72,736	—
Total	$3,884,234	$64,279	$3,866,344	$74,113	$4,077,789	$77,432
____________________
(1)Includes intercompany royalties from Brazil prior to the sale and royalties from Brazil after the sale.
(2)Primarily includes Restaurant sales for Company-owned restaurants in Hong Kong.

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Other current assets, net
Deferred gift card sales commissions	$17,155	$16,935

Unearned revenue
Deferred gift card revenue	$370,439	$366,059
Deferred loyalty revenue	5,695	6,073
Deferred franchise fees - current	544	490
Other	1,255	1,477
Total Unearned revenue	$377,933	$374,099

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,408	$3,901

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Balance, beginning of the period	$16,935	$18,081	$17,755
Deferred gift card sales commissions amortization	(21,338)	(22,559)	(23,695)
Deferred gift card sales commissions capitalization	24,004	24,052	26,706
Other	(2,446)	(2,639)	(2,685)
Balance, end of the period	$17,155	$16,935	$18,081

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Balance, beginning of the period	$366,059	$372,551	$385,444
Gift card sales	294,104	290,481	322,291
Gift card redemptions	(271,137)	(279,810)	(316,139)
Gift card breakage	(18,587)	(17,163)	(19,045)
Balance, end of the period	$370,439	$366,059	$372,551

Franchisee Deferred Payment Agreement - Effective December 31, 2023, the Company entered into an Amended & Restated Holistic Resolution Agreement (the “2023 Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), who currently operate 74 franchised Outback Steakhouse restaurants in the western United States, primarily in California. The 2023 Resolution Agreement ends on December 27, 2026 or upon the earlier occurrence of certain specified events, including a default in ongoing franchise payment obligations to the Company or if earnings fall below specified levels, the sale of all or substantially all of the assets or equity of Out West, bankruptcy or a liquidation event. The 2023 Resolution Agreement includes agreements among Out West, the Company and its lenders with respect to (i) deferral and forbearance of the parties’ rights with respect to prior payment defaults, (ii) payment priorities for rents, royalties, national advertising fees and local marketing expenditures, and (iii) mechanisms to settle its obligations with its lenders and provide for capital expenditures, within certain limitations. Upon expiration or earlier termination of the 2023 Resolution Agreement for any reason, the deferred amounts, which include substantial amounts due to Out West’s lenders, will become due and payable and the lenders will have a priority right to pursue remedies for nonpayment including foreclosure on Out West’s assets. Out West may be unable to satisfy the amounts due or reach an alternative solution. In such case, the Company could lose any future revenue stream from the franchised restaurants, incur significant costs under contingent lease obligations or incur support and other costs, which could impact how it funds other initiatives. The Company continues to evaluate alternatives with respect to the expiration or earlier termination of the 2023 Resolution Agreement and could also incur additional expense in connection with such alternatives.

5.     Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Impairment losses
U.S.	$43,051	$33,947	$39,812
Other	153	12,488	600
Total impairment losses	43,204	46,435	40,412
Restaurant closure charges (benefits)
U.S.	2,475	14,045	(7,143)
Other	(542)	3,811	305
Total restaurant closure charges (benefits)	1,933	17,856	(6,838)
Provision for impaired assets and restaurant closings	$45,137	$64,291	$33,574

For 2025, Provision for impaired assets and restaurant closings includes $25.7 million related to the closure of 21 U.S. restaurants, the decision not to renew the leases of 22 U.S. restaurants, the majority of which expire over the next four years, and $12.0 million related to five underperforming U.S. restaurants.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For 2024, Provision for impaired assets and restaurant closings primarily includes $25.5 million of asset impairment related to 41 older, underperforming U.S. restaurants based on an assessment of each restaurant’s historical operating performance and trends, combined with updated expected cash flow projections over the remaining lease term. The projections considered, among other factors, continued challenging operating and macroeconomic conditions since these restaurants were underperforming Company-wide averages for sales and operating income. Additionally, includes $12.0 million primarily related to the 2024 closure of 36 predominantly older, underperforming U.S. restaurants and $16.3 million related to the closure of nine restaurants in Hong Kong.

For 2023, Provision for impaired assets and restaurant closings primarily includes $34.2 million related to the decision to close the 36 U.S. restaurants discussed above and the 2023 closure of three U.S. and two Hong Kong Aussie Grill restaurants. Additionally, includes a net lease termination gain of $6.7 million in connection with the closure of one U.S. restaurant.

Accrued Closed Restaurant Liabilities Rollforward - The following table is a rollforward of the Company’s closed restaurant lease-related liabilities and other accrued costs, including common area maintenance fees, property taxes and other non-rent-related charges, primarily associated with the restaurant closure activity described above for the period indicated:

FISCAL YEAR
(dollars in thousands)	2025
Balance, beginning of the period	$6,695
Additions	4,214
Cash payments	(2,814)
Accretion	252
Adjustments (1)	(2,684)
Balance, end of the period	$5,663
________________
(1)Primarily resulting from terminations of the Company’s obligation for non-rent-related components that were accrued at the time of closure.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.         Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated:

	FISCAL YEAR
(in thousands, except per share data)	2025	2024	2023
Net income (loss) attributable to Bloomin’ Brands	$8,237	$(128,018)	$247,386
(Loss) income from discontinued operations, net of tax	(537)	(75,982)	41,629
Net income (loss) attributable to Bloomin’ Brands from continuing operations	$8,774	$(52,036)	$205,757

Basic weighted average common shares outstanding	85,062	85,905	87,230

Effect of dilutive securities:
Stock-based compensation awards	238	—	767
Convertible senior notes and warrants (1)	7	—	8,456
Diluted weighted average common shares outstanding	85,307	85,905	96,453

Basic earnings (loss) per share (2):
Continuing operations	$0.10	$(0.61)	$2.36
Discontinued operations	(0.01)	(0.88)	0.48
Net basic earnings (loss) per share	$0.10	$(1.49)	$2.84

Diluted earnings (loss) per share (2):
Continuing operations	$0.10	$(0.61)	$2.13
Discontinued operations	(0.01)	(0.88)	0.43
Net diluted earnings (loss) per share	$0.10	$(1.49)	$2.56

Antidilutive stock-based compensation awards	1,672	1,706	924
Antidilutive convertible senior notes and warrants	917	3,146	—
________________
(1)During 2025, the 2025 Notes matured and were settled in cash and the remaining warrants were terminated. See Note 11 - Convertible Senior Notes for additional details.
(2)Amounts may not add due to rounding.

In connection with the offering of the 2025 Notes, the Company entered into the Convertible Note Hedge Transactions and Warrant Transactions described in Note 11 - Convertible Senior Notes. The Warrant Transactions had a dilutive effect on the Company’s common stock to the extent the price of its common stock exceeded the strike price of the Warrant Transactions. However, the Convertible Note Hedge Transactions did not impact earnings per share given their antidilutive impact. See Note 11 - Convertible Senior Notes for additional information regarding the 2025 Notes, Convertible Note Hedge Transactions and Warrant Transactions.

7.           Stock-based and Deferred Compensation Plans

Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Stock-based compensation expense, net of capitalized expense (1)	$7,354	$7,415	$11,613
________________
(1)Includes cumulative life-to-date adjustments to decrease expense for PSUs granted in prior fiscal years based on updated assumptions regarding the criteria set forth in the award agreements.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Performance-Based Share Units (“PSUs”) and Restricted Stock Units (“RSUs”) - The number of PSUs that vest is determined for each year based on the achievement of certain performance criteria as set forth in the award agreement and may range from zero to 200% of the annual target grant. The PSUs are settled in shares of common stock, with holders receiving one share of common stock for each performance-based share unit that vests. Compensation expense for PSUs is recognized from the grant date through the end of the vesting period when it is probable the performance criteria will be achieved. RSUs generally vest over a period of three years in an equal number of shares each year.

The following table presents a summary of the Company’s PSU and RSU activity:

			WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT		AGGREGATE INTRINSIC VALUE (1)
(in thousands, except per unit data)	PSUs	RSUs	PSUs	RSUs	PSUs	RSUs
Outstanding as of December 29, 2024	722	1,044	$27.42	$19.80	$8,860	$12,814
Granted	411	1,300	$7.22	$7.24
Performance adjustment (2)	(229)	—	$26.10	$—
Vested	—	(503)	$—	$20.05
Forfeited	(278)	(380)	$24.19	$16.18
Outstanding as of December 28, 2025	626	1,461	$16.08	$9.48	$4,253	$9,920
Expected to vest as of December 28, 2025 (3)	360	1,461			$2,447	$9,920
________________
(1)Based on the $12.27 and $6.79 share price of the Company’s common stock on the last trading day of the years ended December 29, 2024 and December 28, 2025, respectively.
(2)Represents adjustment to 0% payout for PSUs granted during 2022.
(3)For PSUs, estimated number of units to be issued upon the vesting of outstanding PSUs based on Company performance projections of performance criteria set forth in the 2023, 2024 and 2025 PSU award agreements.

Prior to 2025, the Company granted PSUs subject to final payout modification by a relative total shareholder return (“Relative TSR”) modifier. This Relative TSR modifier can adjust the final payout outcome by 75%, 100% or 125% of the achieved performance metric, with the overall payout capped at 200% of the annual target grant. These PSUs have a three-year cliff vesting period and their fair value was estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the closing price of the Company’s common stock on the date of the grant.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Beginning in 2025, the Company granted PSUs primarily using a new performance structure that contains separate performance metrics that are set at the beginning of each of the three annual performance periods. The units are earned annually based on performance achievement and will cliff vest after three years. The fair value is based on the closing price of the Company’s common stock on the grant date, adjusted for the present value of dividends expected to be paid.
The following represents PSU and RSU compensation information for the periods indicated:

	FISCAL YEAR
	2025		2024		2023
(dollars in thousands, except per unit data)	PSUs	RSUs	PSUs	RSUs	PSUs	RSUs
Grant date fair value per unit (1)	$7.22	$7.24	$27.26	$18.76	$29.01	$24.18

Intrinsic value for vested units	$—	$4,335	$12,593	$8,072	$12,908	$10,275
Grant date fair value of vested units	$—	$10,084	$12,025	$7,603	$9,332	$8,257
Tax benefits for compensation expense	$—	$527	$622	$1,152	$745	$1,528

Unrecognized expense	$1,969	$9,392
Remaining weighted average vesting period	2.3 years	1.8 years
________________
(1)For PSUs granted prior to 2025, represents a (discount) premium above the grant date per share value of the Company’s common stock for the Relative TSR modifier of (1.6)% and 2.7% for grants during 2024 and 2023, respectively. For PSUs granted in 2025, the weighted average dividend yield was 6.89%. For RSUs, the weighted average dividend yield was 6.84%, 4.83% and 3.63% for 2025, 2024 and 2023, respectively.

Stock Options - Stock options have an exercisable life of no more than ten years from the date of grant. The Company settles stock option exercises with authorized but unissued shares of the Company’s common stock.

The following table presents a summary of the Company’s stock option activity:

(in thousands, except exercise price and contractual life data)	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
Outstanding as of December 29, 2024	1,200	$20.08	2.1
Forfeited or expired	(515)	$20.35
Outstanding and exercisable as of December 28, 2025 (1)	685	$19.88	0.3
________________
(1)No stock options were granted or exercised during 2025 and the outstanding options for both periods presented have an aggregate intrinsic value of $0.

The following represents stock option compensation information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2024	2023
Intrinsic value of options exercised	$718	$6,200
Cash received from option exercises, net of tax withholding	$4,354	$31,778
Grant date fair value of stock options vested	$—	$1,037
Tax benefits for stock option compensation expense	$111	$757

As of December 28, 2025, the maximum number of shares of common stock available for issuance for equity instruments pursuant to the 2025 Omnibus Incentive Compensation Plan was 8,823,862.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Compensation Plans

401(k) Plan - The Company has a qualified defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company incurred contribution costs of $5.8 million, $5.7 million and $5.6 million for the 401(k) Plan for 2025, 2024 and 2023, respectively.

Highly Compensated Employee Plan - The Company provides an unsecured deferred compensation plan for its highly compensated employees who are not eligible to participate in the 401(k) Plan. The deferred compensation plan allows these employees to contribute a percentage of their base salary and cash bonus on a pre-tax basis.

8.           Supplemental Balance Sheet Information
Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Prepaid expenses	$24,018	$23,102
Accounts receivable - gift cards, net	71,232	73,113
Accounts receivable - vendors, net	19,495	29,233
Accounts receivable - franchisees, net	3,603	2,975
Accounts receivable - other, net	7,886	9,280
Deferred gift card sales commissions	17,155	16,935
Other current assets, net	5,302	4,137
	$148,691	$158,775

Property, fixtures and equipment, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Land	$29,167	$29,458
Buildings	1,226,359	1,201,949
Furniture and fixtures	494,987	511,291
Equipment	714,807	760,058
Construction in progress	30,618	65,068
Less: accumulated depreciation	(1,583,293)	(1,619,303)
	$912,645	$948,521

Other assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Company-owned life insurance	$35,473	$31,971
Deferred debt issuance costs - revolving credit facility (1)	8,475	10,743
Liquor licenses	22,363	22,422
Contingent consideration assets	32,729	—
Other assets	12,253	9,335
	$111,293	$74,471
________________
(1)Net of accumulated amortization of $2.9 million and $0.6 million as of December 28, 2025 and December 29, 2024, respectively.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Accrued payroll and other compensation	$79,436	$64,522
Accrued insurance	22,733	19,527
Other current liabilities	84,087	94,265
	$186,256	$178,314

Other long-term liabilities, net, consisted of the following as of the periods indicated:

(dollars in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Accrued insurance	$41,788	$33,519
Deferred compensation obligations	35,962	32,597
Other long-term liabilities (1)	35,532	27,304
	$113,282	$93,420
________________
(1)Includes indemnification liabilities in connection with the Brazil Sale Transaction. See Note 2 - Discontinued Operations for additional details.

9.           Goodwill and Intangible Assets, Net

Goodwill - The following table is a rollforward of goodwill and the related accumulated impairment losses for the periods indicated:

(dollars in thousands)	U.S.	INTERNATIONAL FRANCHISE	CONSOLIDATED
Balance as of December 29, 2024
Goodwill, gross	$838,827	$162,549	$1,001,376
Accumulated impairment losses	(668,170)	(119,883)	(788,053)
Goodwill, net (1)	170,657	42,666	213,323

Impairment (2)	(28,188)	—	(28,188)

Balance as of December 28, 2025
Goodwill, gross	838,827	162,549	1,001,376
Accumulated impairment losses	(696,358)	(119,883)	(816,241)
Goodwill, net	$142,469	$42,666	$185,135
________________
(1)Excludes $51.9 million of Goodwill, net as of December 29, 2024, classified as held for sale.
(2)Relates to goodwill impairment from Bonefish Grill as a result of the impairment analysis performed during the thirteen weeks ended December 28, 2025.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of the first day of its second fiscal quarter. During the thirteen weeks ended June 29, 2025, the Company performed a quantitative annual impairment analysis due to a decline in the Company’s stock price and market capitalization (the “Q2 analysis”), while its 2024 annual assessment was qualitative. In connection with these assessments, the Company did not record any impairment charges.

The Q2 analysis for goodwill indicated that all reporting units had fair values that exceeded their carrying values. However, the Outback Steakhouse and Bonefish Grill reporting units had fair values that decreased to approximately 10% above their respective carrying values. The fair values for the Outback Steakhouse and Bonefish Grill reporting units decreased primarily due to lower future cash flow estimates, increased discount rates, lower market multiples, and additionally for Bonefish Grill, a lower long-term growth rate, compared to the last quantitative impairment analysis performed during the quarter ended June 25, 2023.

During the thirteen weeks ended December 28, 2025, the Company identified a triggering event as a result of: (i) a sustained decline in the Company’s stock price and market capitalization and (ii) a recent decline in margins specific to the Bonefish Grill reporting unit. As a result, the Company performed an interim quantitative impairment analysis (the “Q4 analysis”). The Q4 analysis determined that the Bonefish Grill reporting unit was impaired and goodwill impairment of $28.2 million was recorded to fully impair the goodwill of the reporting unit.

The Q4 analysis for goodwill indicated that all reporting units except Bonefish Grill had fair values that exceeded their carrying values. Additionally, the fair value for the Outback Steakhouse reporting unit decreased to approximately 3% above its carrying value. The fair value of the Outback Steakhouse reporting unit decreased compared to the Q2 analysis primarily due to lower market multiples and lower future cash flow estimates. The fair value of the Bonefish Grill reporting unit decreased from the Q2 analysis primarily due to lower market multiples and lower future cash flow estimates as a result of a recent decline in profit margins.

The Q2 analysis and Q4 analysis for indefinite-lived intangible assets indicated that all trade names had fair values exceeding their carrying values; however, the Outback Steakhouse trade name’s fair value decreased to approximately 15% and 5%, respectively, above its carrying value. In the Q2 analysis, the fair value of the Outback Steakhouse trade name decreased compared to the prior quantitative analysis performed in Q2 2023 primarily due to lower projected sales and an increased discount rate. The fair value declined further in the Q4 analysis compared to the Q2 analysis due to lower projected sales and a decrease in the assumed royalty rate.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Key assumptions include future cash flow estimates (including sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”)), long-term growth rates, discount rates, royalty rates, market multiples and other market factors. Sales declines, unplanned increases in commodity or labor costs, decreases to the market multiples, increases in discount rates, deterioration in overall economic conditions and challenges in the restaurant industry or any such event may impact the Company’s fair value determinations and may result in future impairment charges. It is possible that changes in circumstances or changes in assumptions and estimates could result in impairment of the Company’s goodwill and/or other intangible assets. Further, as a result of the decreased fair value, the Outback Steakhouse reporting unit is at a higher risk of future impairment.

Intangible Assets, net - Intangible assets, net, consisted of the following as of the periods indicated:

	WEIGHTED AVERAGE REMAINING AMORTIZATION PERIOD (in years)	DECEMBER 28, 2025			DECEMBER 29, 2024
(dollars in thousands)		GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE	GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Trade names	Indefinite	$414,716		$414,716	$414,716		$414,716
Trademarks	3	81,952	$(71,402)	10,550	81,952	$(67,577)	14,375
Total intangible assets		$496,668	$(71,402)	$425,266	$496,668	$(67,577)	$429,091

The Company did not record any intangible asset impairment charges during the periods presented.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents goodwill, trade names and trademarks balances by reporting unit as of the periods indicated:

	DECEMBER 28, 2025			DECEMBER 29, 2024
(dollars in thousands)	GOODWILL	TRADE NAMES	TRADEMARKS	GOODWILL	TRADE NAMES	TRADEMARKS
Outback Steakhouse	$123,188	$287,000	$—	$123,188	$287,000	$—
Carrabba’s Italian Grill	18,826	69,000	—	18,826	69,000	—
Bonefish Grill (1)	—	—	4,127	28,188	—	6,957
Fleming’s Prime Steakhouse & Wine Bar	455	—	6,423	455	—	7,418
U.S. total	142,469	356,000	10,550	170,657	356,000	14,375
International Franchise	42,666	58,716	—	42,666	58,716	—
Total	$185,135	$414,716	$10,550	$213,323	$414,716	$14,375
________________
(1)During 2025, as discussed above, the goodwill associated with the Bonefish Grill reporting unit was fully impaired as a result of the impairment analysis performed during the thirteen weeks ended December 28, 2025.

Definite-lived intangible assets are amortized on a straight-line basis. The following table presents the aggregate expense related to the amortization of the Company’s trademarks for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Amortization expense	$3,825	$3,825	$4,076

The following table presents expected annual amortization of intangible assets as of December 28, 2025:

	FISCAL YEAR
(dollars in thousands)	2026	2027	2028	2029	2030
Amortization of intangible assets	$3,825	$2,292	$995	$995	$995

10.           Long-term Debt, Net

Following is a summary of outstanding long-term debt, net, as of the periods indicated:

	DECEMBER 28, 2025		DECEMBER 29, 2024
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)	$490,000	6.09%	$710,000	6.52%
2025 Notes (2)	—		20,724	5.00%
2029 Notes	300,000	5.13%	300,000	5.13%
Long-term debt	790,000		1,030,724
Less: unamortized debt discount and issuance costs (2)	(2,575)		(3,326)
Long-term debt, net	$787,425		$1,027,398
________________
(1)Interest rate represents the weighted average interest rate as of the respective periods.
(2)On May 1, 2025, the 2025 Notes were settled using borrowings from the revolving credit facility.

Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of December 28, 2025:

	FISCAL YEAR
(dollars in thousands)	2026	2027	2028	2029	2030	THEREAFTER	TOTAL
Debt repayments	$—	$—	$—	$790,000	$—	$—	$790,000

Bloomin’ Brands, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred indebtedness as described below.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Credit Agreement – On September 19, 2024, the Company and OSI, as co-borrowers, entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for senior secured financing of up to $1.2 billion consisting of a revolving credit facility (the “Senior Secured Credit Facility”) and matures on September 19, 2029. The total indebtedness of the Company and interest rate applied to the Company’s borrowings remained unchanged as a result of the Credit Agreement.

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

Under the Credit Agreement, the Company may elect an interest rate at each reset period based on the Base Rate or Term SOFR, plus an applicable spread. The Term SOFR rate is the forward-looking term rate based on the secured overnight financing rate (“SOFR”) that is published by CME Group Benchmark Administration Limited (“Term SOFR”). The Base Rate option is the highest of: (i) the prime rate of Wells Fargo Bank, National Association, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the one-month Term SOFR plus a 0.10% Term SOFR Adjustment, plus 1.0% (the “Base Rate”). The Adjusted Term SOFR option is the Term SOFR rate plus a 0.10% Term SOFR Adjustment, subject to a 0% floor. The interest rate spreads are as follows:

	BASE RATE ELECTION	ADJUSTED TERM SOFR ELECTION
Revolving credit facility	50 to 150 basis points over the Base Rate	150 to 250 basis points over the Adjusted Term SOFR

The Credit Agreement requires a Total Net Leverage Ratio (“TNLR”) not to exceed 4.50 to 1.00 (with a limited ability to temporarily increase TNLR to 5.00 to 1.00 in connection with material acquisitions). TNLR is the ratio of Consolidated Total Debt (Current portion of long-term debt and Long-term debt, net of cash, excluding the 2025 Notes) to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Credit Agreement).

As of December 28, 2025 and December 29, 2024, the Company was in compliance with its debt covenants.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Indenture contains customary events of default, including, without limitation, failure to make required payments, failure to comply with certain agreements or covenants, cross-acceleration to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, and failure to pay certain judgments.

11.    Convertible Senior Notes

2025 Notes - In May 2020, the Company completed a $230.0 million principal amount private offering of 5.00% convertible senior unsecured notes due in 2025 (the “2025 Notes”). The 2025 Notes were governed by the terms of an indenture between the Company and Wells Fargo Bank, National Association, as the Trustee.

On May 25, 2022, the Company entered into exchange agreements with certain holders of the 2025 Notes. These holders agreed to exchange $125.0 million in aggregate principal amount of the Company’s outstanding 2025 Notes for $196.9 million in cash, plus accrued interest, and approximately 2.3 million shares of the Company’s common stock.

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

The 2025 Notes matured on May 1, 2025 and were settled in cash for $20.7 million, excluding accrued interest.

The following table includes the outstanding principal amount and carrying value of the 2025 Notes as of the period indicated:

(dollars in thousands)	DECEMBER 29, 2024
Principal	$20,724
Less: unamortized debt issuance costs	(56)
Net carrying amount	$20,668

Following is a summary of interest expense for the 2025 Notes by component for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Coupon interest	$345	$1,783	$5,242
Debt issuance cost amortization	56	280	798
Total interest expense (1)	$401	$2,063	$6,040
________________
(1)The effective rate for all periods presented was 5.85%.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the 2025 Notes Partial Repurchase, the Company entered into partial unwind agreements with certain financial institutions relating to a portion of the convertible note hedge transactions (the “2024 Note Hedge Early Termination Agreements”) and a portion of the warrant transactions (the “2024 Warrant Early Termination Agreements”, together the “2024 Early Termination Agreements”), that were previously entered into by the Company in connection with the issuance of the 2025 Notes. Pursuant to the 2024 Early Termination Agreements, the Company received a termination payment which consisted of approximately $118.2 million in cash and 0.3 million shares of common stock, and the Company made a termination payment in an aggregate amount of approximately $102.2 million in cash. In connection with the 2024 Early Termination Agreements, the Company recorded a $126.5 million increase and a $102.2 million decrease, respectively, to Additional paid-in capital during 2024. The Company also recorded an $8.3 million increase to Accumulated deficit in connection with the 2024 Note Hedge Early Termination Agreements.

In connection with the maturity of the 2025 Notes, the related convertible note hedges entered into with certain purchasers of the 2025 Notes and/or their respective affiliates and other financial institutions expired. On May 16, 2025, the Company terminated the remaining warrants in cash for $0.4 million.

12.         Stockholders’ Equity

Share Repurchases - In February 2024, the Company’s Board of Directors (the “Board”) canceled the remaining $57.5 million under the Company’s former share repurchase authorization and approved a $350.0 million share repurchase authorization (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program included capacity above the Company’s normal repurchase activity to provide flexibility in retiring the 2025 Notes at or prior to their maturity. The 2024 Share Repurchase Program expired on August 13, 2025.

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

The Company did not repurchase any shares during fiscal year 2025. Following is a summary of the shares repurchased during fiscal year 2024:

(in thousands, except per share data)	NUMBER OF SHARES	AVERAGE REPURCHASE PRICE PER SHARE	AMOUNT
First fiscal quarter	6,948	$27.13	$188,500
Second fiscal quarter	2,156	$27.36	59,000
Third fiscal quarter	969	$18.78	18,195
Total common stock repurchases	10,073	$26.38	265,695
Share repurchase-related ASR Agreement fees and excise taxes	—		728
Total	10,073		$266,423

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Dividends - The Company declared and paid dividends per share during the periods presented as follows:

	DIVIDENDS PER SHARE		AMOUNT
	FISCAL YEAR		FISCAL YEAR
(dollars in thousands, except per share data)	2025	2024	2025	2024
First fiscal quarter	$0.15	$0.24	$12,747	$21,075
Second fiscal quarter	0.15	0.24	12,759	20,762
Third fiscal quarter	0.15	0.24	12,760	20,375
Fourth fiscal quarter	—	0.24	—	20,362
Total cash dividends declared and paid	$0.45	$0.96	$38,266	$82,574

In October 2025, the Board suspended the dividend as a component of the Company’s turnaround strategy.

Accumulated Other Comprehensive Loss (“AOCL”) - The following table is a rollforward of the components of AOCL for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Foreign currency translation:
Balance, beginning of the period	$(212,172)	$(177,689)	$(185,311)
Foreign currency translation adjustment - equity method investment	9,415	—	—
Foreign currency translation adjustment - other	(5,529)	(35,178)	7,622
Reclassification of foreign currency translation adjustments into earnings due to sale of business	217,548	—	—
Reclassification of foreign currency translation adjustments related to the liquidation of foreign entities	—	695	—
Balance, end of the period	$9,262	$(212,172)	$(177,689)

Loss on derivatives, net of tax:
Balance, beginning of the period	$(621)	$(615)	$—
Change in fair value of derivatives, net of tax	209	1,527	(606)
Reclassification realized in Net income (loss), net of tax	258	(1,533)	(9)
Balance, end of the period	$(154)	$(621)	$(615)

Accumulated other comprehensive income (loss):
Balance beginning of the period	$(212,793)	$(178,304)	$(185,311)
Other comprehensive income (loss) attributable to Bloomin' Brands	221,901	(34,489)	7,007
Balance, end of the period	$9,108	$(212,793)	$(178,304)

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Designated Hedges
Cash Flow Hedges of Interest Rate Risk - To manage its exposure to fluctuations in variable interest rates, in March 2024 and December 2023 OSI entered into 11 interest rate swap agreements with ten counterparties with an aggregate notional amount of $375.0 million and one and two-year tenors (the “2023 and 2024 Swap Agreements”). On December 31, 2024, $100.0 million of the interest rate swap agreements matured.

In October 2025, OSI entered into an additional eight interest rate swap agreements with eight counterparties with an aggregate notional amount of $300.0 million and 12- and 21-month tenors (the “2025 Swap Transactions”, together the “Swap Transactions”). The following are the terms of the remaining Swap Transactions:

NOTIONAL AMOUNT	WEIGHTED AVERAGE FIXED INTEREST RATE (1)	EFFECTIVE DATE	TERMINATION DATE
$100,000,000	4.34%	December 29, 2023	December 31, 2025
$175,000,000	4.40%	March 29, 2024	March 31, 2026
$100,000,000	3.37%	December 31, 2025	December 31, 2026
$200,000,000	3.18%	March 31, 2026	December 31, 2027
____________________
(1)The weighted average fixed interest rate excludes the term SOFR adjustment and interest rate spread described below.

In connection with the Swap Transactions, the Company effectively converted its outstanding indebtedness based on the notional amount from a variable rate of SOFR, plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points to the weighted average fixed interest rates within the table above, plus a term SOFR adjustment of 0.10% and a spread of 150 to 250 basis points. The Swap Transactions have an embedded floor of minus 0.10%.

The Swap Transactions have been designated and qualify as cash flow hedges, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $0.2 million of interest expense will be reclassified from AOCL to Interest expense, net over the next 12 months related to the remaining Swap Transactions.

The following table presents the fair value and classification of the Company’s Swap Transactions as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	DECEMBER 28, 2025	DECEMBER 29, 2024
Interest rate swaps - asset (1)	Other current assets, net	$208	$—

Interest rate swaps - liability	Accrued and other current liabilities	$330	$579
Interest rate swaps - liability	Other long-term liabilities, net	87	255
Total fair value of derivative instruments - liabilities (1)		$417	$834
____________________
(1)    See Note 15 - Fair Value Measurements for fair value discussion of the interest rate swaps.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 28, 2025, all counterparties to the Swap Transactions performed in accordance with their contractual obligations.

The Swap Transactions contain provisions whereby the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness. If the Company had breached any of these provisions as of December 28, 2025 and December 29, 2024, it could have been required to settle its obligations under the Swap Transactions at their

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

termination value of $0.3 million and $0.8 million, respectively. As of December 28, 2025 and December 29, 2024, the Company has not posted any collateral related to the Swap Transactions.

Non-Designated Hedges

During the fourth quarter of 2024, the Company entered into foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the Brazilian Reais rate risk associated with the purchase price installment payments from the Brazil Sale Transaction.

As of December 29, 2024, the Company’s foreign exchange forward contracts were in an asset position and had a fair value of $0.3 million, classified within Other current assets, net, on the Company’s Consolidated Balance Sheet.

In connection with the proceeds received for the final installment related to the Brazil Sale Transaction, the Company’s foreign currency forward contracts matured during the thirteen weeks ended December 28, 2025.

The following table summarizes the effects of the Company’s foreign exchange forward contracts on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the period indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	FISCAL YEAR
(dollars in thousands)		2025	2024
(Loss) gain on foreign currency forward contracts (1)	General and administrative	$(26,362)	$15,728
____________________
(1)    For 2025, the loss on foreign currency forward contracts, which includes costs in connection with the forward contracts, is partially offset within General and administrative expense by foreign currency exchange gains of $17.0 million related to the installment receivable from the Brazil Sale Transaction.

14.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	DECEMBER 28, 2025	DECEMBER 29, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$979,270	$1,012,857
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	9,296	10,058
Total lease assets, net		$988,566	$1,022,915

Current operating lease liabilities	Current operating lease liabilities	$176,268	$158,806
Current finance lease liabilities	Accrued and other current liabilities	3,389	2,618
Non-current operating lease liabilities	Non-current operating lease liabilities	1,046,380	1,088,518
Non-current finance lease liabilities	Other long-term liabilities, net	7,890	8,359
Total lease liabilities		$1,233,927	$1,258,301
________________
(1)Net of accumulated amortization of $5.4 million and $4.0 million as December 28, 2025 and December 29, 2024, respectively.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) CLASSIFICATION	FISCAL YEAR
(dollars in thousands)		2025	2024	2023
Operating lease cost (1)	Other restaurant operating	$169,867	$169,661	$171,248
Variable lease cost	Other restaurant operating	4,437	3,878	2,930
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	2,872	2,032	1,975
Interest on lease liabilities	Interest expense, net	976	710	667
Sublease revenue	Franchise and other revenues	(6,764)	(7,060)	(7,614)
Lease costs, net		$171,388	$169,221	$169,206
________________
(1)Excludes rent expense for office facilities and closed or subleased properties of $13.4 million, $14.3 million and $12.1 million for 2025, 2024 and 2023, respectively, which is included in General and administrative expense.

As of December 28, 2025, future minimum lease payments and sublease revenues under non-cancelable leases are as follows:

(dollars in thousands)	OPERATING LEASES	FINANCE LEASES	SUBLEASE REVENUES
2026 (1)	$182,917	$3,498	$(5,248)
2027	179,718	3,184	(5,661)
2028	172,905	2,348	(5,717)
2029	166,933	2,258	(5,594)
2030	159,641	568	(5,352)
Thereafter	1,245,593	1,467	(24,088)
Total minimum lease payments (receipts) (2)	2,107,707	13,323	$(51,660)
Less: Interest	(885,059)	(2,044)
Present value of future lease payments	$1,222,648	$11,279
____________________
(1)Net of prepaid rent of $3.4 million.
(2)Includes $945.6 million related to lease renewal options that are reasonably certain of exercise and excludes $38.1 million of signed leases that have not yet commenced.

The following table is a summary of the weighted average remaining lease terms and weighted average discount rates of the Company’s leases as of the periods indicated:

	FINANCE LEASES		OPERATING LEASES
	DECEMBER 28, 2025	DECEMBER 29, 2024	DECEMBER 28, 2025	DECEMBER 29, 2024
Weighted average remaining lease term (1):	4.6 years	9.1 years	13.2 years	13.4 years
Weighted average discount rate (2):	7.25%	7.70%	8.16%	8.22%
____________________
(1)Includes lease renewal options that are reasonably certain of exercise. For finance leases, the decrease is primarily due to store closures during 2025.
(2)Based on the Company’s incremental borrowing rate at lease commencement or lease remeasurement.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a summary of cash flow impacts from the Company’s Consolidated Financial Statements related to its leases for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$183,358	$184,969	$185,861
Leased assets obtained in exchange for new operating lease liabilities	$57,211	$91,305	$74,539
Leased assets obtained in exchange for new finance lease liabilities	$3,386	$4,038	$6,480

15.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	CONSOLIDATED BALANCE SHEET CLASSIFICATION	MEASUREMENT LEVEL	FAIR VALUE
(dollars in thousands)			DECEMBER 28, 2025	DECEMBER 29, 2024
Assets:
Short-term investments	Cash and cash equivalents	Level 1	$5,597	$11,868
Interest rate swaps	Other current assets, net	Level 2	$208	$—
Foreign currency forward contracts	Other current assets, net	Level 2	$—	$304

Liabilities:
Interest rate swaps	Accrued and other current liabilities	Level 2	$330	$579
Interest rate swaps	Other long-term liabilities	Level 2	$87	$255

Fair value of each class of financial instruments is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Short-term investments	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
The Company’s derivative instruments include interest rate swaps and foreign currency forward contracts. Fair value measurements are based on the contractual terms of the derivatives and observable market-based inputs. Interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. Foreign currency forwards are valued by comparing the contracted forward exchange rate to the current market forward exchange rate. Key inputs for the valuation of the foreign currency forwards are spot rates, foreign currency forward rates, and the interest rate curve of the domestic currency. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of December 28, 2025 and December 29, 2024, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

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

	2025		2024		2023
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Operating lease right-of-use assets (1)	$23,363	$11,273	$14,053	$23,895	$4,057	$10,210
Property, fixtures and equipment (2)	27,325	31,931	17,096	22,540	4,623	30,202
Goodwill (3)	—	28,188	—	—	—	—
	$50,688	$71,392	$31,149	$46,435	$8,680	$40,412
________________
(1)Carrying values measured using discounted cash flow models (Level 3).
(2)Carrying values measured using Level 2 inputs to estimate fair value totaled $7.8 million for 2025 and $1.2 million for 2024 and 2023. All other assets were valued using Level 3 inputs. Third-party market appraisals and executed sales contracts (Level 2) and discounted cash flow models (Level 3) were used to estimate the fair value.
(3)Carrying values measured using Level 3 inputs. See Footnote 9 - Goodwill and Intangible Assets, Net for additional details.

See Note 5 - Impairments and Exit Costs for information regarding impairment charges. Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	DECEMBER 28, 2025		DECEMBER 29, 2024
	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
(dollars in thousands)
Senior secured credit facility - revolving credit facility	$490,000	$490,000	$710,000	$710,000
2025 Notes (1)	$—	$—	$20,724	$24,145
2029 Notes	$300,000	$269,505	$300,000	$270,132
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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

16.           Income Taxes

The following table presents the domestic and foreign components of (Loss) income before (benefit) provision for income taxes for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Domestic	$(14,784)	$(53,921)	$235,357
Foreign	6,593	(4,886)	(4,170)
(Loss) income before (benefit) provision for income taxes	$(8,191)	$(58,807)	$231,187

(Benefit) provision for income taxes consisted of the following for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Current provision (benefit):
Federal	$1,188	$12,192	$16,260
State	3,452	6,011	10,593
Foreign	6,824	—	(40)
	11,464	18,203	26,813
Deferred (benefit) provision:
Federal	(37,640)	(31,185)	(6,506)
State	(1,686)	(348)	726
Foreign	1,163	1,196	(2,631)
	(38,163)	(30,337)	(8,411)
(Benefit) provision for income taxes	$(26,699)	$(12,134)	$18,402

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Effective Income Tax Rate - The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows for the period indicated pursuant to the disclosure requirements of ASU No. 2023-09 for the year ended December 28, 2025. See Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional details about the adoption of ASU No. 2023-09. Due to the Loss before benefit for income taxes for 2025, a positive percentage change for such year in the effective tax rate table reflects a favorable income tax benefit, whereas a negative percentage change in the effective tax rate table reflects an unfavorable income tax expense:

	FISCAL YEAR
	2025
(dollars in thousands)	Amount	%
Income tax benefit at federal statutory rate	$(1,720)	21.0%
State and local income taxes net of federal tax benefit (1)	1,796	(21.9)
Foreign tax effects:
Brazil
Withholding taxes - royalties	2,488	(30.4)
Withholding taxes - interest on final installment from Brazil sale transaction	2,260	(27.6)
Korea
Withholding taxes - royalties	1,660	(20.3)
Netherlands
Income tax impact of outside basis difference on equity method investment	(861)	10.5
Foreign currency gains related to deferred installment	2,024	(24.7)
Valuation allowance on deferred tax assets	958	(11.7)
Foreign tax credits	(2,260)	27.6
Other	230	(2.8)
Various Foreign other	241	(2.9)
Effect of changes in tax laws or rates enacted	655	(8.0)
Effect of cross-border tax laws	(881)	10.8
Tax Credits:
Employer related tax credits	(44,796)	546.9
Foreign tax credits	(4,552)	55.6
Other credits	(26)	0.3
Non-taxable or non-deductible items:
FICA on certain tips	9,507	(116.1)
Net officers' life insurance	(828)	10.1
Non-controlling interest	(1,048)	12.8
Goodwill impairment	5,919	(72.3)
Stock-based compensation	1,160	(14.2)
Executive compensation	1,026	(12.5)
Meals & entertainment	779	(9.5)
Other	250	(3.0)
Changes in unrecognized tax benefits	(316)	3.9
Other - net	(364)	4.4
Income tax benefit and effective income tax rate	$(26,699)	326.0%
________________
(1)Florida and Texas made up the majority (greater than 50%) of the tax effect in this category.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for 2025 differs from the blended federal and state statutory rate primarily due to the impact of the FICA tax credit relative to a low Loss before benefit for income taxes.

The following is a reconciliation of the United States federal income tax statutory rate to the Company’s effective income tax rate for the years ended December 29, 2024 and December 31, 2023, respectively, as previously disclosed and prior to the adoption of ASU No. 2023-09:

	FISCAL YEAR
	2024	2023
Income taxes at federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	(7.8)	3.8
Non-deductible loss on 2025 Notes Partial Repurchase	(49.5)	—
Net changes in deferred tax valuation allowances	(5.3)	(0.9)
Foreign tax rate differential	(2.7)	0.1
Non-deductible compensation	(2.2)	1.0
Other non-deductible expenses	(2.2)	0.3
Change in foreign tax law	(2.0)	(1.1)
Statute expiration on foreign net operating losses	(0.3)	1.1
Tax settlements and related adjustments	(0.1)	0.1
Employment-related credits, net	58.9	(15.9)
Non-taxable gains on foreign currency forward contracts	6.9	—
Non-controlling interests	1.9	(0.6)
Net life insurance expense	1.4	(0.3)
U.S. tax impact on foreign income	1.2	(0.9)
Other, net	1.4	0.3
Total	20.6%	8.0%

The net increase in the effective income tax rate in 2024 as compared to 2023 was primarily a result of the benefit of FICA tax credits on certain tipped wages, partially offset by the 2024 non-deductible losses associated with the 2025 Notes Partial Repurchase, relative to the 2024 Loss before benefit for income taxes.

The Company has a blended federal and state statutory rate of approximately 26%. The effective income tax rate for 2024 was lower than the blended federal and state statutory rate primarily due to the federal and state impact of nondeductible losses associated with the 2025 Notes Partial Repurchase, partially offset by the FICA tax credits on certain tipped wages, relative to the 2024 Loss before benefit for income taxes. The effective income tax rate in 2023 was lower than the blended federal and state statutory rate primarily due to the benefit of FICA tax credits on certain tipped wages.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. Certain provisions of OBBBA became effective during 2025, while other provisions will become effective in periods subsequent to 2025. The Company has evaluated the provisions of OBBBA applicable to its operations and, based on its assessment as of December 28, 2025, has determined the impact on its consolidated financial statements to be immaterial. The Company will continue to monitor developments and evaluate the effects of any additional guidance or interpretive regulations issued in connection with OBBBA.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Tax Assets and Liabilities - The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows as of the periods indicated:

(dollars in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Deferred income tax assets:
Operating lease liabilities	$310,313	$320,169
Insurance reserves	17,225	13,874
Unearned revenue	58,443	57,567
Deferred compensation	10,946	11,392
Net operating loss carryforwards	7,481	9,002
Federal tax credit carryforwards (1)	240,828	202,319
Other, net (2)	8,982	6,905
Gross deferred income tax assets	654,218	621,228
Less: valuation allowance	(14,185)	(13,707)
Deferred income tax assets, net of valuation allowance	640,033	607,521
Deferred income tax liabilities:
Less: operating lease right-of-use asset basis differences	(243,408)	(252,958)
Less: property, fixtures and equipment basis differences	(70,087)	(68,814)
Less: intangible asset basis differences	(101,845)	(100,227)
Less: foreign outside basis difference on equity method investment (3)	(8,143)	(33,822)
Less: unrealized foreign exchange gain	(866)	—
Deferred income tax assets, net	$215,684	$151,700
________________
(1)Federal tax credit carryforwards are presented net of certain liabilities for unrecognized tax benefits.
(2)As of December 28, 2025 and December 29, 2024, the Company maintained deferred tax liabilities for state income taxes on historical foreign earnings of $0.1 million and $0.3 million, respectively.
(3)The decrease in the balance as of December 28, 2025 is primarily attributable to income taxes withheld on the proceeds received from the Brazil sale transaction during 2025.

As of December 28, 2025, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $1.4 million and $12.8 million, respectively. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized. The net increase in the deferred tax valuation allowance in 2025 is primarily attributable to U.S. foreign tax credits that the Company does not expect to realize.

As of December 28, 2025, the Company maintains a deferred tax liability of $8.1 million related to the financial statement carrying amount over the tax basis of the equity method investment in Brazil. The Company has not recorded a deferred tax liability on the financial statement carrying amount over the tax basis of its other investments in foreign subsidiaries because the Company continues to assert that it is indefinitely reinvested in its underlying investments in those foreign subsidiaries. The determination of any unrecorded deferred tax liability on this amount is not practicable due to the uncertainty of how these investments would be recovered.

As of December 28, 2025, the Company did not have aggregate undistributed foreign earnings from its consolidated foreign subsidiaries.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income Tax Payments - Following is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU No. 2023-09 for the period presented:

FISCAL YEAR
(dollars in thousands)	2025
United States - Federal	$4,500
United States - State and local	$2,348
Foreign
Brazil (1)	$32,211
Other	2,076
Total cash paid for income taxes, net of refunds	$41,135
________________
(1)Includes approximately $27.5 million of withholding taxes related to both installments of the Brazil sale transaction.

Following is a summary of income taxes paid prior to ASU No. 2023-09 for the periods presented:

	FISCAL YEAR
(dollars in thousands)	2024	2023
Cash paid for income taxes, net of refunds	$21,084	$27,750

Tax Carryforwards - The amount and expiration dates of tax loss carryforwards and credit carryforwards as of December 28, 2025 are as follows:

(dollars in thousands)	EXPIRATION DATE			AMOUNT
Federal tax credit carryforwards	2026	-	2045	$252,535
Foreign loss carryforwards	2026	-	Indefinite	$43,640
Foreign credit carryforwards	Indefinite			$1,822

As of December 28, 2025, the Company had $251.7 million in general business tax credit carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. The Company currently expects to utilize these tax credit carryforwards within a 10-year period. However, the Company’s ability to utilize these tax credits could be adversely impacted by, among other items, a future “ownership change” as defined under Section 382 of the Internal Revenue Code as well as the Company’s inability to generate sufficient future taxable income.

Unrecognized Tax Benefits - As of December 28, 2025 and December 29, 2024, the liability for unrecognized tax benefits was $17.3 million and $17.5 million, respectively. Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $17.0 million and $17.1 million, respectively, if recognized, would impact the Company’s effective income tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the period indicated:

FISCAL YEAR
(dollars in thousands)	2025
Balance, beginning of the period	$17,479
Additions for tax positions taken during a prior period	1
Reductions for tax positions taken during a prior period	(3)
Additions for tax positions taken during the current period	699
Lapses in the applicable statutes of limitations	(853)
Balance, end of the period	$17,323

The Company had approximately $0.7 million accrued for the payment of interest and penalties as of December 28, 2025 and December 29, 2024. The Company recognized immaterial interest and penalties related to uncertain tax positions in the (Benefit) provision for income taxes, for all periods presented.

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Open Tax Years - Following is a summary of the open audit years by jurisdiction as of December 28, 2025:

	OPEN AUDIT YEARS
United States - federal	2007	-	2024
United States - state	2020	-	2024
Foreign	2015	-	2024

17.           Commitments and Contingencies

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases, the latest of which expires in 2032. As of December 28, 2025, the undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was approximately $10.4 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of December 28, 2025 was approximately $8.8 million. In the event of default on certain guarantees, the indemnity clauses in the Company’s purchase and sale agreements govern its ability to pursue and potentially recover damages incurred. As of December 28, 2025 and December 29, 2024, the Company’s recorded contingent lease liability was $1.6 million.

Purchase Obligations - Purchase obligations were $159.6 million and $168.5 million as of December 28, 2025 and December 29, 2024, respectively. These purchase obligations are primarily due within three years, however commitments with various vendors extend through December 2034. Outstanding commitments consist primarily of inventory, technology, marketing, store-level services and fixtures and equipment. In 2025, the Company purchased more than 80% of its beef raw materials from four beef suppliers that represent a significant portion of the total beef marketplace.

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

The Company’s legal proceedings range from cases brought by a single plaintiff to threatened class actions with many putative class members. While some matters pending against the Company specify the damages claimed by the plaintiff or class, others may seek unspecified amounts or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated, unsupported or unrelated to possible outcomes, and as such, are not meaningful indicators of the Company’s potential liability or financial exposure. As a result, some matters have not yet progressed sufficiently through discovery or development of important factual information and legal issues to enable the Company to estimate an amount of loss or a range of possible loss.

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

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In recent years, certain subsidiaries of the Company were named in collective actions alleging violations of the Fair Labor Standards Act and state wage and hour laws. For these and other matters, the Company recorded reserves of $4.9 million and $2.3 million as of December 28, 2025 and December 29, 2024, respectively, within Accrued and other current liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals. During 2025, 2024 and 2023, the Company recognized $3.0 million, $(0.9) million and $(0.2) million, respectively, in Other restaurant operating expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for certain legal reserves and settlements. Legal fees are recognized as incurred and are reported in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Insurance - As of December 28, 2025, the future undiscounted payments the Company expects for workers’ compensation, general liability and health insurance claims are as follows:

	FISCAL YEAR
(dollars in thousands)	2026	2027	2028	2029	2030	THEREAFTER	TOTAL
Undiscounted payments	$23,079	$15,233	$11,896	$7,262	$3,950	$8,771	$70,191

The following is a reconciliation of the expected aggregate undiscounted reserves to the discounted reserves for insurance claims recognized on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Undiscounted reserves	$70,191	$59,407
Discount (1)	(5,670)	(6,361)
Discounted reserves	$64,521	$53,046

Discounted reserves recognized on the Company’s Consolidated Balance Sheets:
Accrued and other current liabilities	$22,733	$19,527
Other long-term liabilities, net	41,788	33,519
	$64,521	$53,046
____________________
(1)     Discount rates of 3.71% and 4.21% were used for December 28, 2025 and December 29, 2024, respectively.

18.    Segment Reporting

The Company considers each of its U.S. restaurant concepts and its international franchise business as operating segments, which reflects how the Company manages its business, reviews operating performance and allocates resources. All other operating segments, which include the Company’s operations in Hong Kong and the equity method investment in Brazil, do not meet the quantitative thresholds for determining reportable operating segments.

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
Carrabba’s Italian Grill (Abbraccio)
_________________
(1)Includes franchise locations.

Segment accounting policies are the same as those described in Note 1 - Summary of Significant Accounting Policies. Revenues for all segments include transactions with customers and royalties from franchisees. There were no material transactions among reportable segments. Excluded from Income from operations for U.S. are certain legal and corporate costs not directly related to the performance of the segment, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses.

Operating income is utilized by the Company’s CODM as the primary segment profit or loss measure to allocate resources in the planning and forecasting process and also to review operating performance by monitoring actual results versus prior year and forecasts.

The following table is a summary of revenues by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Revenues
U.S.	$3,886,425	$3,857,134	$4,053,599
International Franchise	31,297	39,490	41,524
Total segment revenues	3,917,722	3,896,624	4,095,123
All other revenues	38,274	53,851	73,037
Total revenues	$3,955,996	$3,950,475	$4,168,160

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents segment operating income and significant segment expense information for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
U.S.
Total revenues	$3,886,425	$3,857,134	$4,053,599
Less:
Food and beverage	1,166,722	1,132,678	1,219,141
Labor and other related	1,217,802	1,183,227	1,203,170
Other restaurant operating	988,586	970,119	964,308
Other (1)	333,282	321,060	289,446
Total segment expenses	3,706,392	3,607,084	3,676,065
Income from operations	$180,033	$250,050	$377,534

International Franchise
Total revenues	$31,297	$39,490	$41,524
Less:
Total segment expenses (1)	885	1,529	2,317
Income from operations	$30,412	$37,961	$39,207
Total segment
Total revenues	$3,917,722	$3,896,624	$4,095,123
Less:
Total segment expenses	3,707,277	3,608,613	3,678,382
Total segment income from operations	$210,445	$288,011	$416,741
_________________
(1)Includes depreciation and amortization and general and administrative expense. The U.S. segment also includes impairment expense.

The following table is a reconciliation of segment income from operations to Income (loss) before (benefit) provision for income taxes for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Total segment income from operations	$210,445	$288,011	$416,741
Unallocated corporate operating expense	(175,536)	(130,769)	(134,057)
Other income (loss) from operations	2,254	(17,434)	85
Total income from operations	37,163	139,808	282,769
Loss on extinguishment of debt	—	(136,022)	—
Interest expense, net	(45,354)	(62,593)	(51,582)
(Loss) income before (benefit) provision for income taxes	$(8,191)	$(58,807)	$231,187

BLOOMIN’ BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a summary of Depreciation and amortization expense by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Depreciation and amortization
U.S.	$167,670	$165,140	$157,878
International Franchise	—	—	252
Total segment depreciation and amortization	167,670	165,140	158,130
Corporate	9,117	8,568	7,611
Other	893	1,872	3,525
Total depreciation and amortization	$177,680	$175,580	$169,266

The following table is a summary of capital expenditures by segment for the periods indicated:

	FISCAL YEAR
(dollars in thousands)	2025	2024	2023
Capital expenditures
U.S.	$168,391	$212,526	$269,843
Corporate	11,502	7,477	11,774
Other	31	734	612
Total capital expenditures	$179,924	$220,737	$282,229

The following table sets forth Total assets by segment as of the periods indicated:

(dollars in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Assets
U.S.	$2,598,842	$2,735,251
International Franchise	105,237	103,242
Total segment assets	2,704,079	2,838,493
Corporate	387,573	306,560
Other (1)	80,255	16,262
Assets of discontinued operations held for sale	—	223,490
Total assets	$3,171,907	$3,384,805
_________________
(1)Includes the Company’s equity method investment in Brazil.

Geographic areas — The following table details long-lived assets, excluding goodwill, operating lease right-of-use assets, intangible assets and deferred tax assets, by major geographic area as of the periods indicated:

(dollars in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
U.S.	$1,022,451	$1,018,309
International (1)	65,454	4,683
Total long-lived assets	$1,087,905	$1,022,992
_________________
(1)Includes the Company’s equity method investment in Brazil.

BLOOMIN’ BRANDS, INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2025.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent quarter ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans - During the thirteen weeks ended December 28, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

BLOOMIN’ BRANDS, INC.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees will be included under the captions “Proposal No. 1: Election of Directors—Nominees for Election at this Annual Meeting” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference.

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

A copy of our Insider Trading Policy is incorporated herein by reference.

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
PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

•Consolidated Balance Sheets – December 28, 2025 and December 29, 2024
•Consolidated Statements of Operations and Comprehensive Income (Loss) – Fiscal years 2025, 2024 and 2023
•Consolidated Statements of Changes in Stockholders’ Equity – Fiscal years 2025, 2024 and 2023
•Consolidated Statements of Cash Flows – Fiscal years 2025, 2024 and 2023
•Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Report.
(a)(3) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

3.1	Fifth Amended and Restated Certificate of Incorporation of Bloomin’ Brands, Inc.	April 19, 2023, Form 8-K, Exhibit 3.1

3.2	Fourth Amended and Restated Bylaws of Bloomin’ Brands, Inc.	April 19, 2023, Form 8-K, Exhibit 3.2

4.1	Form of Common Stock Certificate	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 4.1

4.2	Description of Common Stock	March 26, 2023, Form 10-Q, Exhibit 4.1

4.3	Indenture, dated as of April 16, 2021, by and among Bloomin’ Brands, Inc., OSI Restaurant Partners, LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee	April 20, 2021, Form 8-K, Exhibit 4.1

4.4	Form of 5.125% Senior Notes due 2029	April 20, 2021, Form 8-K, Included as Exhibit A to Exhibit 4.1

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

10.3*
Amended and Restated Shareholders Agreement, dated December 26, 2025, by and among Bloom Group Holdings, B.V., Outback Steakhouse Restaurantes Brasil S.A., Vinci Capital Partners IV C Fundo de Investimento em Participações Multiestratégia Responsabilidade Limitada, and Naoshima Participações Societárias S.A.
Filed herewith

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
November 8, 2024, Form 8-K, Exhibit 10.1

10.6**	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007, as Amended	December 31, 2023, Form 10-K, Exhibit 10.5

10.7**	Bloomin’ Brands, Inc. 2012 Incentive Award Plan	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.2

10.8**	Form of Nonqualified Stock Option Award Agreement for options granted under the Bloomin’ Brands, Inc. 2012 Incentive Award Plan	December 7, 2012, Form 8-K, Exhibit 10.2

10.9**	Form of Bloomin’ Brands, Inc. Indemnification Agreement by and between Bloomin’ Brands, Inc. and each member of its Board of Directors and each of its executive officers	Amendment No. 4 to Registration Statement on Form S-1, File No. 333-180615, filed on July 18, 2012, Exhibit 10.39

10.10**	Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	March 11, 2016, Definitive Proxy Statement

10.11**	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2016 Omnibus Incentive Compensation Plan	June 26, 2016, Form 10-Q, Exhibit 10.2

10.12**	Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	April 9, 2020, Definitive Proxy Statement

10.13**	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.2

10.14**	Form of Nonqualified Stock Option Award Agreement for options granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.3

10.15**	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.4

10.16**	Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.5

10.17**	Form of Restricted Cash Award Agreement for cash awards granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	May 29, 2020, Form 8-K, Exhibit 10.6

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.18**	Amended Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	December 27, 2020, Form 10-K, Exhibit 10.48

10.19**	Amended Form of Performance Award Agreement with adapted service criteria for performance units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	December 27, 2020, Form 10-K, Exhibit 10.49

10.20**
Form of Restricted Stock Unit Award Agreement with adapted service criteria for restricted stock units granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan
December 27, 2020, Form 10-K, Exhibit 10.50

10.21**	Form of Restricted Stock Unit Retention Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2020 Omnibus Incentive Compensation Plan	August 7, 2024, Form 10-Q, Exhibit 10.2

10.22**	Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan (incorporated herein by reference to the Definitive Proxy Statement filed by Bloomin’ Brands, Inc. on March 4, 2025)	March 4, 2025, Definitive Proxy Statement

10.23**	Form of Restricted Stock Unit Award Agreement for restricted stock granted to directors and under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	April 23, 2025, Form 8-K, Exhibit 10.2

10.24**	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	April 23, 2025, Form 8-K, Exhibit 10.3

10.25**	Form of Performance Award Agreement for performance units granted to executive management under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	April 23, 2025, Form 8-K, Exhibit 10.4

10.26**	Form of Restricted Cash Award Agreement for cash awards granted to executive management under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	April 23, 2025, Form 8-K, Exhibit 10.5

10.27**	Senior Officer Special Restricted Stock Unit Award Agreement Under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	Filed herewith

10.28**	Senior Officer Special Performance Award Agreement Under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	Filed herewith

10.29**	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management with restrictive covenants under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	Filed herewith

10.30**	Form of Performance Award Agreement for performance units granted to executive management with restrictive covenants under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	Filed herewith

10.31**	Bloomin’ Brands, Inc. Executive Change in Control Plan, effective December 6, 2012	December 7, 2012, Form 8-K, Exhibit 10.1

10.32**	Amended and Restated Severance Pay Plan for Salaried Employees L-8/Vice President and Above effective October 21, 2024	October 24, 2024, Form 8-K, Exhibit 10.1

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.33**	Second Amended and Restated Severance Pay Plan for Salaried Employees L-8/Vice President and Above, effective December 8, 2025	Filed herewith

10.34**	Employment Offer Letter Agreement, dated as of May 1, 2019, between Kelly Lefferts and Bloomin’ Brands, Inc.	June 30, 2019, Form 10-Q, Exhibit 10.4

10.35**	Employment Offer Letter Agreement, dated as of April 3, 2024, between Bloomin’ Brands, Inc. and Michael Healy	May 8, 2024, Form 10-Q, Exhibit 10.4

10.36**	Employment Offer Letter Agreement, dated as of August 21, 2024, between Bloomin’ Brands, Inc. and Michael L. Spanos	November 8, 2024, Form 10-Q, Exhibit 10.2

10.37**	Employment Offer Letter Agreement, dated as of January 6, 2025, between Bloomin’ Brands, Inc. and Pat Hafner	February 26, 2025, Form 10-K, Exhibit 10.30

10.38**	Employment Offer Letter Agreement, dated as of July 30, 2025, between Bloomin’ Brands, Inc. and Eric Christel	August 7, 2025, Form 10-Q, Exhibit 10.6

10.39**	Employment Offer Letter Agreement, dated as of July 11, 2025, between Bloomin’ Brands, Inc. and Jessica Mitory	Filed herewith

10.40**	Separation Agreement, dated as of October 13, 2025, by and between Michael Healy and Bloomin’ Brands, Inc.	November 6, 2025, Form 10-Q, Exhibit 10.2

10.41**	Separation Agreement, dated as of November 1, 2025, by and between Mark Graff and Bloomin’ Brands, Inc.	November 6, 2025, Form 10-Q, Exhibit 10.3

19.1	Bloomin Brand’s, Inc. Insider Trading Policy	February 26, 2025, Form 10-K, Exhibit 19.1

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

97.1	Bloomin’ Brands, Inc. Compensation Recovery Policy	December 31, 2023, Form 10-K, Exhibit 97.1

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

BLOOMIN’ BRANDS, INC.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date:	February 25, 2026	Bloomin’ Brands, Inc.

By: /s/ Michael L. Spanos
Michael L. Spanos Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael L. Spanos	Chief Executive Officer and Director (Principal Executive Officer)
Michael L. Spanos		February 25, 2026

/s/ Eric Christel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Eric Christel		February 25, 2026

/s/ Philip Pace	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Philip Pace		February 25, 2026

/s/ R. Michael Mohan	Chairman of the Board and Director
R. Michael Mohan		February 25, 2026

/s/ James L. Dinkins	Director
James L. Dinkins		February 25, 2026

/s/ David George	Director
David George		February 25, 2026

/s/ Colleen Keating	Director
Colleen Keating		February 25, 2026

/s/ Julie Kunkel	Director
Julie Kunkel		February 25, 2026

/s/ Rohit Lal	Director
Rohit Lal		February 25, 2026

/s/ Tara Walpert Levy	Director
Tara Walpert Levy		February 25, 2026

/s/ John J. Mahoney	Director
John J. Mahoney		February 25, 2026

/s/ Melanie Marein-Efron	Director
Melanie Marein-Efron		February 25, 2026

/s/ Jonathan Sagal	Director
Jonathan Sagal		February 25, 2026