Form 10-Q
period 2026-03-29
Bloomin' Brands, Inc.
filed 2026-05-07
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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

As of May 4, 2026, 85,614,287 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 29, 2026
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	MARCH 29, 2026	DECEMBER 28, 2025
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$71,300	$59,461
Inventories	53,199	61,486
Other current assets, net	84,305	148,691
Total current assets	208,804	269,638
Property, fixtures and equipment, net	899,167	912,645
Operating lease right-of-use assets	977,103	979,270
Goodwill	185,135	185,135
Intangible assets, net	424,311	425,266
Deferred income tax assets, net	242,459	224,693
Equity method investment	66,404	63,967
Other assets, net	111,049	111,293
Total assets	$3,114,432	$3,171,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$144,517	$138,189
Current operating lease liabilities	177,045	176,268
Accrued and other current liabilities	156,929	186,256
Unearned revenue	321,388	377,933
Total current liabilities	799,879	878,646
Non-current operating lease liabilities	1,043,034	1,046,380
Deferred income tax liabilities, net	9,929	9,009
Long-term debt, net	752,605	787,425
Other long-term liabilities, net	110,218	113,282
Total liabilities	2,715,665	2,834,742
Commitments and contingencies (Note 12)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of March 29, 2026 and December 28, 2025	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 85,408,968 and 85,221,767 shares issued and outstanding as of March 29, 2026 and December 28, 2025, respectively	854	852
Additional paid-in capital	1,243,290	1,241,239
Accumulated deficit	(861,943)	(917,597)
Accumulated other comprehensive income	13,326	9,108
Total Bloomin’ Brands stockholders’ equity	395,527	333,602
Noncontrolling interests	3,240	3,563
Total stockholders’ equity	398,767	337,165
Total liabilities and stockholders’ equity	$3,114,432	$3,171,907

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 29, 2026	MARCH 30, 2025
Revenues
Restaurant sales	$1,041,826	$1,029,517
Franchise and other revenues	17,847	20,077
Total revenues	1,059,673	1,049,594
Costs and expenses
Food and beverage	317,413	313,304
Labor and other related	320,209	315,250
Other restaurant operating	258,814	258,135
Depreciation and amortization	46,296	43,947
General and administrative	52,306	61,377
Provision for impaired assets and restaurant closings	5,532	350
Total costs and expenses	1,000,570	992,363
Income from operations	59,103	57,231
Interest expense, net	(12,412)	(11,187)
Income before (benefit) provision for income taxes	46,691	46,044
(Benefit) provision for income taxes	(10,291)	903
Loss from equity method investment, net of tax	(178)	(1,291)
Net income from continuing operations	56,804	43,850
Income (loss) from discontinued operations, net of tax	432	(254)
Net income	57,236	43,596
Less: net income attributable to noncontrolling interests	1,582	1,444
Net income attributable to Bloomin’ Brands	$55,654	$42,152

Net income	$57,236	$43,596
Other comprehensive income:
Foreign currency translation adjustments	2,570	(2,353)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	217,548
Net gain (loss) on derivatives, net of tax	1,648	(177)
Comprehensive income	61,454	258,614
Less: comprehensive income attributable to noncontrolling interests	1,582	1,444
Comprehensive income attributable to Bloomin’ Brands	$59,872	$257,170

Basic earnings per share:
Continuing operations	$0.65	$0.50
Discontinued operations	0.01	—
Net basic earnings per share	$0.65	$0.50

Diluted earnings per share:
Continuing operations	$0.64	$0.50
Discontinued operations	0.01	—
Net diluted earnings per share	$0.65	$0.50

Weighted average common shares outstanding:
Basic	85,278	84,902
Diluted	85,751	85,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.
Amounts may not add due to rounding.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 28, 2025	85,222	$852	$1,241,239	$(917,597)	$9,108	$3,563	$337,165
Net income	—	—	—	55,654	—	1,582	57,236
Other comprehensive income, net of tax	—	—	—	—	4,218	—	4,218
Stock-based compensation	—	—	2,670	—	—	—	2,670
Common stock issued under stock plans (1)	187	2	(619)	—	—	—	(617)
Distributions to noncontrolling interests	—	—	—	—	—	(1,939)	(1,939)
Contributions from noncontrolling interests	—	—	—	—	—	34	34
Balance, March 29, 2026	85,409	$854	$1,243,290	$(861,943)	$13,326	$3,240	$398,767

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, December 29, 2024	84,855	$849	$1,273,288	$(925,834)	$(212,793)	$3,936	$139,446
Net income	—	—	—	42,152	—	1,444	43,596
Other comprehensive income, net of tax	—	—	—	—	215,018	—	215,018
Cash dividends declared, $0.15 per common share	—	—	(12,747)	—	—	—	(12,747)
Stock-based compensation	—	—	1,229	—	—	—	1,229
Common stock issued under stock plans (1)	132	1	(566)	—	—	—	(565)
Distributions to noncontrolling interests	—	—	—	—	—	(1,800)	(1,800)
Contributions from noncontrolling interests	—	—	—	—	—	673	673
Balance, March 30, 2025	84,987	$850	$1,261,204	$(883,682)	$2,225	$4,253	$384,850
________________
(1)Net of shares withheld for employee taxes.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTEEN WEEKS ENDED
	MARCH 29, 2026	MARCH 30, 2025

Cash flows provided by operating activities:
Net income	$57,236	$43,596
Income (loss) from discontinued operations, net of tax	432	(254)
Net income from continuing operations	56,804	43,850
Adjustments to reconcile Net income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	46,296	43,947
Amortization of deferred gift card sales commissions	6,801	6,897
Provision for impaired assets and restaurant closings	5,532	350
Stock-based compensation expense	2,670	1,229
Deferred income tax expense	—	2,292
Loss on foreign currency forward contracts	—	10,250
Loss from equity method investment, net of tax	178	1,291
Foreign currency translation gain on installment receivable from sale of business	—	(7,922)
Other, net	3,332	1,441
Change in assets and liabilities	(46,204)	(32,785)
Net cash provided by operating activities of continuing operations	75,409	70,840
Net cash (used in) provided by operating activities of discontinued operations	(110)	2,625
Net cash provided by operating activities	$75,299	$73,465
Cash flows (used in) provided by investing activities:
Capital expenditures	$(25,182)	$(45,771)
Payments on foreign currency forward contracts	—	(9,885)
Cash received from sale, net of tax withheld and cash left in business	—	95,863
Other investments, net	—	1,149
Net cash (used in) provided by investing activities of continuing operations	(25,182)	41,356
Net cash used in investing activities of discontinued operations	—	(1,623)
Net cash (used in) provided by investing activities	$(25,182)	$39,733
Cash flows used in financing activities:
Proceeds from borrowings on revolving credit facilities	$250,000	$385,000
Repayments of borrowings on revolving credit facilities	(285,000)	(495,000)
Repayments of finance lease obligations	(721)	(636)
Payments of taxes from share-based compensation, net	(617)	(565)
Distributions to noncontrolling interests	(1,939)	(1,800)
Contributions from noncontrolling interests	34	673
Cash dividends paid on common stock	—	(12,747)
Other	—	(100)
Net cash used in financing activities of continuing operations	(38,243)	(125,175)
Net cash used in financing activities of discontinued operations	—	(65)
Net cash used in financing activities	(38,243)	(125,240)
Effect of exchange rate changes on cash and cash equivalents	(35)	(323)
Net increase (decrease) in cash and cash equivalents	11,839	(12,365)
Cash and cash equivalents as of the beginning of the period	59,461	70,056
Cash and cash equivalents as of the end of the period	$71,300	$57,691
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,287	$10,537
Supplemental disclosures of non-cash activities:
Capital expenditures included in current liabilities	$22,420	$23,620
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

Basis of Presentation - The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. The Company utilizes a 52-53-week year ending on the last Sunday in December and its fiscal year ending December 27, 2026 will contain 52 weeks. In the opinion of the Company, all adjustments necessary for fair statement of results for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Unless otherwise noted, disclosures within these Notes to Consolidated Financial Statements relate solely to the Company’s continuing operations.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2025. The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Reclassifications - The Company reclassified certain immaterial amounts in prior period financial statements to conform to the current period’s presentation. These reclassifications had no effect on previously reported Net income.

Recently Issued Financial Accounting Standards Not Yet Adopted - In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses,” (“ASU No. 2024-03”) which requires detailed disclosures in the notes to financial statements of expense categories within relevant income statement captions including purchases of inventory, employee compensation, depreciation and intangible asset amortization. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU No. 2024-03 may be applied either prospectively for reporting periods after the effective date or retrospectively to prior periods presented. The Company is currently evaluating the impact ASU No. 2024-03 will have on its disclosures.

Recent accounting guidance not discussed herein is not applicable, did not have or is not expected to have a material impact to the Company.

2.    Equity Method Investment

On December 30, 2024, an indirect wholly owned subsidiary of the Company completed the sale of 67% of the ownership interest in its business in Brazil to a fund managed by an affiliate of Vinci Partners Investments Ltd. (the

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
“Brazil Sale Transaction”). Following the closing, the Brazil restaurants began operating as unconsolidated franchisees and the Company retained a 33% interest, which is accounted for using the equity method of accounting. To ensure timely reporting, the Company records the results of the equity method investment in Brazil on a calendar basis one-month lag.

Following is a rollforward of the Company’s equity method investment for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Balance, beginning of the period	$63,967	$—
Fair value of retained interest at sale closing date	—	59,863
Loss, net of tax	(178)	(1,291)
Foreign currency translation adjustment	2,615	3,204
Balance, end of the period	$66,404	$61,776

3.    Revenue Recognition

The following table includes the disaggregation of Restaurant sales and franchise revenues by restaurant concept and segment for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2026		MARCH 30, 2025
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$600,310	$8,009	$597,481	$8,169
Carrabba’s Italian Grill	184,487	587	184,330	662
Bonefish Grill	140,478	69	135,991	104
Fleming’s Prime Steakhouse & Wine Bar	106,916	—	102,328	—
U.S. total	1,032,191	8,665	1,020,130	8,935
International Franchise (1)	—	7,570	—	9,283
Other (2)	9,635	16	9,387	22
Total	$1,041,826	$16,251	$1,029,517	$18,240
________________
(1)The thirteen weeks ended March 30, 2025 includes one additional month of pre-Brazil Sale Transaction intercompany royalties.
(2)Includes Restaurant sales for Company-owned restaurants in Hong Kong.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Franchise Revenue - Effective December 31, 2023, the Company entered into an Amended & Restated Holistic Resolution Agreement (the “2023 Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), who currently operate 72 franchised Outback Steakhouse restaurants in the western United States. The 2023 Resolution Agreement provided for forbearance regarding prior defaults and established operating covenants to maintain such forbearance. Subsequent to the thirteen weeks ended March 29, 2026, the Company received notice from the agent for Out West’s senior lender that Out West was in default of its separate Credit and Guaranty Agreement, dated as of April 25, 2017 (as amended or otherwise modified from time to time, the "Credit Agreement”) and Forbearance Agreement and Fourth Amendment to Credit and Guaranty Agreement (the “Forbearance Agreement”) with such agent and senior lenders as Out West was no longer in compliance with one or more covenants of such agreements. The senior agent and lenders have not yet elected to take any specific actions with respect to the default notice and have not yet elected to terminate the Forbearance Agreement, Credit Agreement, or other credit documents. Out West continues to operate its restaurants in the ordinary course and was current in its obligations to the Company as of March 29, 2026, including payment of royalties and other fees. If the senior lenders exercise their rights under their forbearance agreement with respect to this default, or the forbearance agreement expires or is terminated, the lenders have a priority right to payment of amounts due and may exercise creditor remedies against Out West, subject to applicable law and loan documents, including foreclosure on Out West’s assets. At this time, the Company is unable to predict the outcome of this process, possible actions by Out West’s lenders or any alternatives the Company may consider. The Company is working with Out West and other parties to mitigate potential disruptions and actively evaluating operational, contractual and strategic alternatives to address Out West’s near-term liquidity constraints and longer-term operations.

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	MARCH 29, 2026	DECEMBER 28, 2025
Other current assets, net
Deferred gift card sales commissions	$13,633	$17,155

Unearned revenue
Deferred gift card revenue	$313,425	$370,439
Deferred loyalty revenue	5,647	5,695
Deferred franchise fees - current	548	544
Other	1,768	1,255
Total Unearned revenue	$321,388	$377,933

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,496	$4,408

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Balance, beginning of the period	$17,155	$16,935
Deferred gift card sales commissions amortization	(6,801)	(6,897)
Deferred gift card sales commissions capitalization	4,052	3,973
Other	(773)	(884)
Balance, end of the period	$13,633	$13,127

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Balance, beginning of the period	$370,439	$366,059
Gift card sales	48,108	46,526
Gift card redemptions	(97,427)	(97,594)
Gift card breakage	(7,695)	(6,253)
Balance, end of the period	$313,425	$308,738

4.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 29, 2026	MARCH 30, 2025
Net income attributable to Bloomin’ Brands	$55,654	$42,152
Income (loss) from discontinued operations, net of tax	432	(254)
Net income attributable to Bloomin’ Brands from continuing operations	$55,222	$42,406

Basic weighted average common shares outstanding	85,278	84,902

Effect of dilutive securities:
Stock-based compensation awards	473	228
Diluted weighted average common shares outstanding	85,751	85,130

Basic earnings per share (1):
Continuing operations	$0.65	$0.50
Discontinued operations	0.01	—
Net basic earnings per share	$0.65	$0.50

Diluted earnings per share (1):
Continuing operations	$0.64	$0.50
Discontinued operations	0.01	—
Net diluted earnings per share	$0.65	$0.50

Antidilutive stock-based compensation awards	1,394	2,151
Antidilutive convertible senior notes and warrants	—	1,987
________________
(1)Amounts may not add due to rounding.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
5.    Stock-based Compensation Plans

The following table presents a summary of the Company’s performance-based share units (“PSUs”) and restricted stock units (“RSUs”) activity:

			WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT		AGGREGATE INTRINSIC VALUE (1)
(in thousands, except per unit data)	PSUs	RSUs	PSUs	RSUs	PSUs	RSUs
Outstanding as of December 28, 2025	626	1,461	$16.08	$9.48	$4,253	$9,920
Granted (2)	1,150	1,807	$6.12	$6.27
Performance adjustment (3)	(229)	—	$21.02	$—
Vested	—	(287)	$—	$12.21
Forfeited	—	(1)	$—	$23.87
Outstanding as of March 29, 2026	1,547	2,980	$7.95	$7.27	$8,137	$15,676
Expected to vest as of March 29, 2026 (4)	1,424	2,980			$7,491	$15,676
________________
(1)Based on the $6.79 and $5.26 share price of the Company’s common stock on the last trading day of the year ended December 28, 2025 and the thirteen weeks ended March 29, 2026, respectively.
(2)For PSUs, a new performance structure was used for certain grants beginning in 2025. The new structure contains separate performance goals that are set at the beginning of each of the three annual performance periods and units earned based on performance will cliff vest after three years.
(3)Represents adjustment to 0% payout for PSUs granted during 2023 and adjustment to 67% payout for the first annual performance period for PSUs granted during 2025.
(4)For PSUs, the estimated number of units to be issued upon the vesting of outstanding PSUs is based on Company performance projections of performance criteria set forth in the 2024, 2025 and 2026 PSU award agreements.

The following represents unrecognized stock-based compensation expense and the remaining weighted average recognition period as of March 29, 2026:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE RECOGNITION PERIOD (in years)
Performance-based share units	$8,149	2.4
Restricted stock units	$18,222	2.4

6.    Supplemental Balance Sheet Information

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 29, 2026	DECEMBER 28, 2025
Prepaid expenses	$28,132	$24,018
Accounts receivable - gift cards, net	8,442	71,232
Accounts receivable - vendors, net	15,779	19,495
Accounts receivable - franchisees, net	3,116	3,603
Accounts receivable - other, net	9,451	7,886
Deferred gift card sales commissions	13,633	17,155
Other current assets, net	5,752	5,302
	$84,305	$148,691

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	MARCH 29, 2026	DECEMBER 28, 2025
Accrued payroll and other compensation	$43,223	$79,436
Accrued insurance	26,995	22,733
Other current liabilities	86,711	84,087
	$156,929	$186,256

Long-term debt, net, consisted of the following as of the periods indicated:

	MARCH 29, 2026		DECEMBER 28, 2025
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)	$455,000	5.57%	$490,000	6.09%
2029 Notes	300,000	5.13%	300,000	5.13%
Long-term debt	755,000		790,000
Less: unamortized debt discount and issuance costs	(2,395)		(2,575)
Long-term debt, net	$752,605		$787,425
________________
(1)Includes a maximum capacity of $1.2 billion and matures on September 19, 2029. Interest rate represents the weighted average interest rate as of the respective periods.

Debt Covenants - As of March 29, 2026 and December 28, 2025, the Company was in compliance with its debt covenants.

7.    Stockholders’ Equity

Accumulated Other Comprehensive Income (“AOCI”) - The following table is a rollforward of the components of AOCI for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Foreign currency translation:
Balance, beginning of the period	$9,262	$(212,172)
Foreign currency translation adjustment - equity method investment	2,615	3,204
Foreign currency translation adjustment - other	(45)	(5,557)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	217,548
Balance, end of the period	$11,832	$3,023

Income (loss) on derivatives, net of tax:
Balance, beginning of the period	$(154)	$(621)
Change in fair value of derivatives, net of tax	1,472	(200)
Reclassification realized in Net income, net of tax	176	23
Balance, end of the period	$1,494	$(798)

Accumulated other comprehensive income:
Balance beginning of the period	$9,108	$(212,793)
Other comprehensive income attributable to Bloomin' Brands	4,218	215,018
Balance, end of the period	$13,326	$2,225

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
8.    Derivative Instruments and Hedging Activities

Interest Rate Risk - The Company manages economic risks, including interest rate variability, primarily by managing the amount, sources and duration of its debt funding and through the use of derivative financial instruments. The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps.
Designated Hedges
Cash Flow Hedges of Interest Rate Risk - To manage its exposure to fluctuations in variable interest rates, in March 2024 and December 2023, OSI entered into 11 interest rate swap agreements with ten counterparties with an aggregate notional amount of $375.0 million and one and two-year tenors (the “2023 and 2024 Swap Agreements”). The Company had $100.0 million of interest rate swap agreements that matured on December 31, 2024 and December 31, 2025, respectively.

In October 2025, OSI entered into an additional eight interest rate swap agreements with eight counterparties with an aggregate notional amount of $300.0 million and 12- and 21-month tenors (the “2025 Swap Transactions”, together with the 2023 and 2024 Swap Agreements, the “Swap Transactions”). The following are the terms of the remaining Swap Transactions:

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

The Swap Transactions have been designated and qualify as cash flow hedges, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $1.3 million of interest income will be reclassified from Accumulated Other Comprehensive Income to Interest expense, net over the next 12 months related to the remaining Swap Transactions.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents the fair value and classification of the Company’s Swap Transactions as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	MARCH 29, 2026	DECEMBER 28, 2025
Interest rate swaps - asset	Other current assets, net	$1,235	$208
Interest rate swaps - asset	Other assets, net	768	—
Total fair value of derivative instruments - assets (1)		$2,003	$208

Interest rate swaps - liability	Accrued and other current liabilities	$3	$330
Interest rate swaps - liability	Other long-term liabilities, net	—	87
Total fair value of derivative instruments - liabilities (1)		$3	$417
____________________
(1)See Note 7 - Stockholders’ Equity for interest rate swaps impact on AOCI and Note 10 - Fair Value Measurements for fair value discussion of the interest rate swaps.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 29, 2026, all counterparties to the Swap Transactions performed in accordance with their contractual obligations.

The Swap Transactions contain provisions whereby the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness. As of March 29, 2026 and December 28, 2025, the Company has not posted any collateral related to the Swap Transactions.

The Company’s Swap Transactions are subject to master netting arrangements. As of March 29, 2026, the Company elected not to offset derivative positions in its Consolidated Balance Sheet with the same counterparty under the same agreement.

Non-Designated Hedges

The Company entered into foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the Brazilian Reais rate risk associated with the purchase price installment payments from the Brazil Sale Transaction. During the thirteen weeks ended December 28, 2025, the Company received the final installment payment related to the Brazil Sale Transaction and the foreign currency forward contracts matured.

The following table summarizes the effects of the Company’s foreign exchange forward contracts on the Consolidated Statements of Operations and Comprehensive Income for the period indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED
(dollars in thousands)		MARCH 30, 2025
Loss on foreign currency forward contracts (1)	General and administrative	$10,250
____________________
(1)The loss on foreign currency forward contracts, which includes costs in connection with the forward contracts, is partially offset within General and administrative expense by foreign currency exchange gains of $7.9 million related to the installment receivable from the Brazil Sale Transaction.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
9.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	MARCH 29, 2026	DECEMBER 28, 2025
Operating lease right-of-use assets	Operating lease right-of-use assets	$977,103	$979,270
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	8,602	9,296
Total lease assets, net		$985,705	$988,566

Current operating lease liabilities	Current operating lease liabilities	$177,045	$176,268
Current finance lease liabilities	Accrued and other current liabilities	3,336	3,389
Non-current operating lease liabilities	Non-current operating lease liabilities	1,043,034	1,046,380
Non-current finance lease liabilities	Other long-term liabilities, net	7,223	7,890
Total lease liabilities		$1,230,638	$1,233,927
________________
(1)Net of accumulated amortization of $6.1 million and $5.4 million as of March 29, 2026 and December 28, 2025, respectively.

Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED
(dollars in thousands)		MARCH 29, 2026	MARCH 30, 2025
Operating lease cost (1)	Other restaurant operating	$42,451	$42,305
Variable lease cost	Other restaurant operating	1,173	1,192
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	695	690
Interest on lease liabilities	Interest expense, net	193	239
Sublease revenue	Franchise and other revenues	(1,474)	(1,702)
Lease costs, net		$43,038	$42,724
________________
(1)Excludes rent expense for office facilities and closed or subleased properties of $3.2 million and $3.6 million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively, which is included in General and administrative expense.

The following table is a summary of supplemental information related to leases for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$45,415	$47,242
Leased assets obtained in exchange for new operating lease liabilities	$20,548	$36,008
Leased assets obtained in exchange for new finance lease liabilities	$—	$3,692

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	MEASUREMENT LEVEL	FAIR VALUE
(dollars in thousands)			MARCH 29, 2026	DECEMBER 28, 2025
Assets:
Short-term investments	Cash and cash equivalents	Level 1	$5,625	$5,597
Interest rate swaps	Other current assets, net	Level 2	$1,235	$208
Interest rate swaps	Other assets, net	Level 2	$768	$—

Liabilities:
Interest rate swaps	Accrued and other current liabilities	Level 2	$3	$330
Interest rate swaps	Other long-term liabilities	Level 2	$—	$87

Fair value of each class of financial instruments is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Short-term investments	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
Fair value measurements are based on the contractual terms of the derivatives and observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of March 29, 2026 and December 28, 2025, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

Interim Disclosures about Fair Value of Financial Instruments - The Company’s non-derivative financial instruments consist of cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts reported on the Company’s Consolidated Balance Sheets due to their short duration.

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	MARCH 29, 2026		DECEMBER 28, 2025
(dollars in thousands)	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
Senior secured credit facility - revolving credit facility	$455,000	$455,000	$490,000	$490,000
2029 Notes	$300,000	$264,468	$300,000	$269,505

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
11.    Income Taxes

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Income before (benefit) provision for income taxes	$46,691	$46,044
(Benefit) provision for income taxes	$(10,291)	$903
Effective income tax rate	(22.0)%	2.0%

In the U.S., a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce Income before (benefit) provision for income taxes.

For the thirteen weeks ended March 29, 2026 and March 30, 2025, the (benefit) provision for income taxes includes the benefit of FICA tax credits on certain tipped wages relative to forecasted full year Income before (benefit) provision for income taxes. A higher forecasted full year Income before (benefit) provision for income taxes for 2025 when compared to forecasted full year Income before (benefit) provision for income taxes for 2026, resulted in provision for income taxes for the thirteen weeks ended March 30, 2025 as compared to benefit for income taxes for the thirteen weeks ended March 29, 2026.

The effective income tax rate for the thirteen weeks ended March 29, 2026 and March 30, 2025 was lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the benefit of FICA tax credits on certain tipped wages.

The following table is a summary of cash paid for income taxes for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Cash paid for income taxes, net of refunds (1)	$1,817	$15,802
________________
(1)The thirteen weeks ended March 30, 2025 includes approximately $13.3 million of withholding taxes related to the first installment of the Brazil Sale Transaction.

12.    Commitments and Contingencies

Litigation and Other Matters - The Company recorded reserves of $4.9 million for certain of its outstanding legal proceedings as of March 29, 2026 and December 28, 2025, within Accrued and other current liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases, the latest of which expires in 2032. As of March 29, 2026, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees were $10.4 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of March 29, 2026 was $8.7 million. As of March 29, 2026 and December 28, 2025, the Company’s recorded contingent lease liability was $1.6 million.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
13.    Segment Reporting

The following is a summary of reportable segments:

REPORTABLE SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S. (1)	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International Franchise	Outback Steakhouse	12 Franchise Markets
Carrabba’s Italian Grill (Abbraccio)
_________________
(1)Includes franchise locations.

Segment accounting policies are the same as those described in Note 1 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 28, 2025. Revenues for all segments include transactions with customers and royalties from franchisees. There were no material transactions among reportable segments. Excluded from Income from operations for U.S. are certain legal and corporate costs not directly related to the performance of the segment, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses. In the tables below, “other” primarily includes amounts related to the Company’s Hong Kong subsidiary and its equity method investment in Brazil.

Operating income is utilized by the Company’s Chief Operating Decision Maker (“CODM”) as the primary segment profit or loss measure to allocate resources in the planning and forecasting process and also to review operating performance by monitoring actual results versus prior year and forecasts.

The following table is a summary of revenues by segment for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Revenues
U.S.	$1,042,453	$1,030,903
International Franchise	7,570	9,283
Total segment revenues	1,050,023	1,040,186
All other revenues	9,650	9,408
Total revenues	$1,059,673	$1,049,594

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table presents segment operating income and significant segment expense information for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
U.S.
Total revenues	$1,042,453	$1,030,903
Less:
Food and beverage	314,375	310,312
Labor and other related	314,292	312,705
Other restaurant operating	253,369	253,609
Other (1)	72,401	66,607
Total segment expenses	954,437	943,233
Income from operations	$88,016	$87,670

International Franchise
Total revenues (2)	$7,570	$9,283
Less:
Total segment expenses (1)	234	279
Income from operations	$7,336	$9,004

Total segment
Total revenues	$1,050,023	$1,040,186
Less:
Total segment expenses	954,671	943,512
Total segment income from operations	$95,352	$96,674
_________________
(1)Includes depreciation and amortization and general and administrative expense. The U.S. segment also includes impairment expense.
(2)The thirteen weeks ended March 30, 2025 includes one additional month of pre-Brazil Sale Transaction intercompany royalties.

The following table is a reconciliation of segment income from operations to Income before (benefit) provision for income taxes for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Total segment income from operations	$95,352	$96,674
Unallocated corporate operating expense	(36,728)	(39,768)
Other income from operations	479	325
Total income from operations	59,103	57,231
Interest expense, net	(12,412)	(11,187)
Income before (benefit) provision for income taxes	$46,691	$46,044

The following table is a summary of depreciation and amortization by segment for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Depreciation and amortization
U.S.	$44,034	$41,613
Corporate	2,101	2,084
Other	161	250
Total depreciation and amortization	$46,296	$43,947

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The following table is a summary of capital expenditures by segment, for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Capital expenditures
U.S.	$24,165	$39,297
Corporate	973	6,467
Other	44	7
Total capital expenditures	$25,182	$45,771

The following table sets forth Total assets by segment as of the periods indicated:

(dollars in thousands)	MARCH 29, 2026	DECEMBER 28, 2025
Assets
U.S.	$2,515,590	$2,598,842
International Franchise	104,723	105,237
Total segment assets	2,620,313	2,704,079
Corporate	411,769	387,573
Other (1)	82,350	80,255
Total assets	$3,114,432	$3,171,907
_________________
(1)Includes the Company’s equity method investment in Brazil.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes. Unless the context otherwise indicates, as used in this report, the terms the “Company,” “we,” “us,” “our” and other similar terms mean Bloomin’ Brands, Inc. and its subsidiaries.

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

(v)Economic and geopolitical conditions, including tariff developments and international conflicts and their effects on consumer confidence and discretionary spending, consumer traffic, the cost and availability of credit and interest rates;

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

(xix)Any impairment in the carrying value of our goodwill or other intangible or long-lived assets and its effect on our financial condition and results of operations; and

(xx)Such other factors as discussed in Part I, Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 28, 2025.

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

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of March 29, 2026, we owned and operated 962 restaurants and franchised 490 restaurants across 46 states, Guam and 12 countries. Our restaurant portfolio includes: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Overview - Our financial overview for the thirteen weeks ended March 29, 2026 for continuing operations includes the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 0.9% and (0.3)%, respectively;
•Increase in Total revenues of 1.0% as compared to the first quarter of 2025;
•Operating income and restaurant-level operating margins of 5.6% and 14.0%, respectively, as compared to 5.5% and 13.9%, respectively, for the first quarter of 2025;
•Operating income of $59.1 million as compared to $57.2 million in the first quarter of 2025; and
•Diluted earnings per share of $0.64 as compared to $0.50 for the first quarter of 2025.

Our Turnaround Strategy - In November 2025, we announced a comprehensive turnaround strategy, with a key focus on Outback Steakhouse, to drive long-term sustainable and profitable growth. This strategy is based on four key platforms, including: (i) deliver a remarkable dine-in experience, (ii) drive brand relevancy, (iii) reignite a culture of ownership and fun and (iv) invest in our restaurants. These platforms will be supported by non-guest facing productivity savings, balanced capital allocation and a strong management team.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data - The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	MARCH 29, 2026	MARCH 30, 2025
U.S.
Outback Steakhouse
Company-owned	546	552
Franchised	116	121
Total	662	673
Carrabba’s Italian Grill
Company-owned	186	191
Franchised	17	17
Total	203	208
Bonefish Grill
Company-owned	155	162
Franchised	2	4
Total	157	166
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	65	65
Other
Franchised	1	1
U.S. total	1,088	1,113
International Franchise
Outback Steakhouse - Brazil	188	178
Outback Steakhouse - South Korea	101	98
Other	65	67
International Franchise total	354	343
International - Company-owned
Outback Steakhouse - Hong Kong	10	10
System-wide total	1,452	1,466
System-wide total - Company-owned	962	980
System-wide total - Franchised	490	486

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

REVENUES

Restaurant Sales - Following is a summary of the change in Restaurant sales for the period indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED
For the period ended March 30, 2025	$1,029.5
Change from:
Restaurant openings (1)	22.0
U.S. comparable restaurant sales	9.2
Restaurant closures (2)	(21.2)
Other	2.3
For the period ended March 29, 2026	$1,041.8
________________
(1)Includes restaurant sales from 25 new restaurants, not included in our comparable restaurant sales base.
(2)Includes restaurant sales from the closure of 38 restaurants since December 29, 2024.

Average Restaurant Unit Volumes and Operating Weeks - Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2026	MARCH 30, 2025
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$83,307	$82,423
Carrabba’s Italian Grill	$76,077	$74,224
Bonefish Grill	$69,647	$64,573
Fleming’s Prime Steakhouse & Wine Bar	$126,463	$123,287

Operating weeks:
U.S.
Outback Steakhouse	7,122	7,182
Carrabba’s Italian Grill	2,425	2,483
Bonefish Grill	2,017	2,106
Fleming’s Prime Steakhouse & Wine Bar	845	830

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person - Following is a summary of the year over year percentage change of comparable restaurant sales, traffic and average check per person for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2026	MARCH 30, 2025
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (1)
Outback Steakhouse	(0.3)%	(1.3)%
Carrabba’s Italian Grill	1.3%	1.4%
Bonefish Grill	6.1%	(4.0)%
Fleming’s Prime Steakhouse & Wine Bar	0.8%	5.1%
Combined U.S.	0.9%	(0.5)%

Traffic:
U.S.
Outback Steakhouse	(2.4)%	(4.1)%
Carrabba’s Italian Grill	(2.7)%	(0.3)%
Bonefish Grill	3.0%	(9.4)%
Fleming’s Prime Steakhouse & Wine Bar	(2.9)%	(0.5)%
Combined U.S.	(1.8)%	(3.9)%

Average check per person (2):
U.S.
Outback Steakhouse	2.1%	2.8%
Carrabba’s Italian Grill	4.0%	1.7%
Bonefish Grill	3.1%	5.4%
Fleming’s Prime Steakhouse & Wine Bar	3.7%	5.6%
Combined U.S.	2.7%	3.4%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
COSTS AND EXPENSES

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Restaurant sales or Total revenues for the periods indicated:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2026	MARCH 30, 2025
Revenues
Restaurant sales	98.3%	98.1%
Franchise and other revenues	1.7	1.9
Total revenues	100.0	100.0
Costs and expenses
Food and beverage (1)	30.5	30.4
Labor and other related (1)	30.7	30.6
Other restaurant operating (1)	24.8	25.1
Depreciation and amortization	4.4	4.2
General and administrative	4.9	5.8
Provision for impaired assets and restaurant closings	0.5	*
Total costs and expenses	94.4	94.5
Income from operations	5.6	5.5
Interest expense, net	(1.2)	(1.1)
Income before (benefit) provision for income taxes	4.4	4.4
(Benefit) provision for income taxes	(1.0)	0.1
Loss from equity method investment, net of tax	(*)	(0.1)
Net income from continuing operations	5.4	4.2
Income (loss) from discontinued operations, net of tax	*	(*)
Net income	5.4	4.2
Less: net income attributable to noncontrolling interests	0.1	0.2
Net income attributable to Bloomin’ Brands	5.3%	4.0%
____________________
(1)As a percentage of Restaurant sales.
*    Less than 1/10th of one percent of Total revenues.

Thirteen weeks ended March 29, 2026 as compared to thirteen weeks ended March 30, 2025

Food and beverage cost increased as a percentage of Restaurant sales primarily due to 1.3% from commodity inflation. This impact was offset by 1.3% from an increase in average check per person, primarily due to menu pricing.

Labor and other related expense increased as a percentage of Restaurant sales primarily due to 0.6% from higher hourly and field management labor costs, mainly due to wage rate inflation and health insurance, partially offset by 0.5% from an increase in average check per person.

Other restaurant operating expense decreased as a percentage of Restaurant sales primarily due to: (i) 0.5% from cost-saving and productivity initiatives, (ii) 0.3% from lower advertising expense and (iii) 0.2% from an increase in average check per person. These impacts were partially offset by 0.8% from higher restaurant-level operating and supply expenses, mainly due to inflation.

Depreciation and amortization expense increased primarily due to accelerated depreciation associated with equipment upgrades in connection with the turnaround strategy.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
General and administrative expense decreased primarily due to lapping severance and costs associated with our foreign currency forward contracts incurred during the thirteen weeks ended March 30, 2025.

Provision for impaired assets and restaurant closings increased primarily due to higher impairment and other costs related to restaurant closures and underperforming restaurants.

(Benefit) provision for income taxes for the thirteen weeks ended March 29, 2026 and March 30, 2025 includes the benefit of FICA tax credits on certain employees’ tips relative to forecasted full year Income before (benefit) provision for income taxes. A higher forecasted full year Income before (benefit) provision for income taxes for 2025 when compared to forecasted full year Income before (benefit) provision for income taxes for 2026, resulted in provision for income taxes for the thirteen weeks ended March 30, 2025 as compared to benefit for income taxes for the thirteen weeks ended March 29, 2026.

SEGMENT PERFORMANCE

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

Operating income is utilized by our CODM as the primary segment profit or loss measure to allocate resources in the planning and forecasting process and also to review operating performance by monitoring actual results versus prior year and forecasts.

Refer to Note 13 - Segment Reporting of the Notes to Consolidated Financial Statements for reconciliations of segment income from operations to the consolidated operating results.

Summary financial data - Following is a summary of U.S. segment financial data for the periods indicated:

	U.S.
	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Revenues
Restaurant sales (1)	$1,032,191	$1,020,130
Franchise and other revenues	10,262	10,773
Total revenues	$1,042,453	$1,030,903
Income from operations	$88,016	$87,670
Operating income margin	8.4%	8.5%
____________________
(1)The increase was due to the impact of restaurant openings and higher comparable restaurant sales partially offset by restaurant closures.

U.S. - The increase in U.S. Income from operations generated during the thirteen weeks ended March 29, 2026 as compared to the thirteen weeks ended March 30, 2025 was primarily due to: (i) an increase in average check per person, primarily due to pricing, (ii) cost-saving and productivity initiatives and (iii) lower advertising expense. These increases were partially offset by higher commodity, operating and labor costs, mainly due to inflation.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Following is a summary of international franchise segment financial data for the periods indicated:

	INTERNATIONAL FRANCHISE
	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Franchise revenues (1)	$7,570	$9,283

Income from operations	$7,336	$9,004
____________________
(1)The thirteen weeks ended March 30, 2025 includes one additional month of pre-Brazil Sale Transaction intercompany royalties from Brazil.

Non-GAAP Financial Measures

Consolidated Restaurant-level Operating Income and Corresponding Margin Non-GAAP Reconciliations - The following table reconciles consolidated Income from operations and the corresponding margin to restaurant-level operating income and the corresponding margin for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Income from operations	$59,103	$57,231
Operating income margin	5.6%	5.5%
Less:
Franchise and other revenues	17,847	20,077
Plus:
Depreciation and amortization	46,296	43,947
General and administrative	52,306	61,377
Provision for impaired assets and restaurant closings	5,532	350
Restaurant-level operating income	$145,390	$142,828
Restaurant-level operating margin	14.0%	13.9%

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted Income from Operations Non-GAAP Reconciliations - The following table reconciles Income from operations and the corresponding margin to adjusted income from operations and the corresponding margin for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in thousands)	MARCH 29, 2026	MARCH 30, 2025
Income from operations	$59,103	$57,231
Operating income margin	5.6%	5.5%
Adjustments:
Severance and other transformational costs (1)	3,381	6,058
Foreign currency forward contract costs (2)	—	2,328
Asset impairments and closure-related charges (3)	—	(1,929)
Total income from operations adjustments	3,381	6,457
Adjusted income from operations	$62,484	$63,688
Adjusted operating income margin	5.9%	6.1%
_________________
(1)Costs for the thirteen weeks ended March 29, 2026 relate to accelerated depreciation associated with equipment upgrades in connection with the turnaround strategy. Costs for the thirteen weeks ended March 30, 2025 include severance, professional fees and other costs incurred as a result of transformational and restructuring activities.
(2)Represents costs in connection with the foreign currency forward contracts that mostly offset foreign currency exchange risk associated with installment payments from the Brazil Sale Transaction.
(3)Primarily includes gains from certain lease terminations for the thirteen weeks ended March 30, 2025.

Adjusted Net Income and Adjusted Diluted Earnings Per Share Non-GAAP Reconciliations - The following table reconciles Net income from continuing operations to adjusted net income from continuing operations for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands, except per share data)	MARCH 29, 2026	MARCH 30, 2025
Net income from continuing operations	$56,804	$43,850
Less: net income attributable to noncontrolling interests	1,582	1,444
Net income attributable to Bloomin’ Brands from continuing operations	55,222	42,406
Adjustments:
Income from operations adjustments (1)	3,381	6,457
Total adjustments, before income taxes	3,381	6,457
Tax effect of adjustments (2)	(1,246)	1,130
Net adjustments, continuing operations	2,135	7,587
Adjusted net income, continuing operations	$57,357	$49,993

Diluted earnings per share - continuing operations	$0.64	$0.50
Adjusted diluted earnings per share - continuing operations	$0.67	$0.59

Diluted weighted average common shares outstanding	85,751	85,130
_________________
(1)See the Adjusted Income from Operations Non-GAAP Reconciliations table above for details regarding income from operations adjustments.
(2)The tax effect of non-GAAP adjustments is determined by recomputing the (benefit) provision for income taxes on an adjusted basis. The difference between the recomputed (benefit) provision for income taxes and the GAAP (benefit) provision for income taxes represents the tax effect of non-GAAP adjustments. The thirteen weeks ended March 30, 2025 also includes an adjustment to (benefit) provision for income taxes related to foreign currency gains on the Brazil Sale Transaction installment receivable.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
System-Wide Sales - The following table provides a summary of sales of franchised restaurants by segment for the periods indicated:

	THIRTEEN WEEKS ENDED
(dollars in millions)	MARCH 29, 2026	MARCH 30, 2025
U.S.
Outback Steakhouse	$127	$130
Carrabba’s Italian Grill	10	11
Bonefish Grill	1	2
U.S. total	138	143
International Franchise
Outback Steakhouse - Brazil	123	106
Outback Steakhouse - South Korea	85	80
Other	32	31
International Franchise total	240	217
Total franchise sales	$378	$360

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 29, 2026, we had $71.3 million in cash and cash equivalents, of which $5.4 million was held by foreign affiliates, and did not have aggregate undistributed foreign earnings from our consolidated foreign subsidiaries.

Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY		TOTAL CREDIT FACILITIES
(dollars in thousands)	REVOLVING CREDIT FACILITY	2029 NOTES
Balance as of December 28, 2025	$490,000	$300,000	$790,000
2026 new debt	250,000	—	250,000
2026 payments	(285,000)	—	(285,000)
Balance as of March 29, 2026	$455,000	$300,000	$755,000

Interest rates, as of March 29, 2026 (1)	5.57%	5.13%
Principal maturity date	September 2029	April 2029
____________________
(1)Interest rate for revolving credit facility represents the weighted average interest rate as of March 29, 2026.

As of March 29, 2026, we had $728.7 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $16.3 million.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
As of March 29, 2026 and December 28, 2025, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

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

Summary of Cash Flows and Financial Condition

Cash Flows - The following chart presents a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated:

Operating Activities - The increase in net cash provided by operating activities during the thirteen weeks ended March 29, 2026 as compared to the thirteen weeks ended March 30, 2025 was primarily due to higher cash earnings partially offset by changes in working capital.

Investing Activities - Net cash used in investing activities during the thirteen weeks ended March 29, 2026 was due to capital expenditures. Net cash provided by investing activities during the thirteen weeks ended March 30, 2025 was primarily due to proceeds from the Brazil Sale Transaction, net of taxes withheld, partially offset by capital expenditures and payments on foreign currency forward contracts.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Financing Activities - Net cash used in financing activities during the thirteen weeks ended March 29, 2026 was primarily due to net payments on the revolving credit facility. Net cash used in financing activities during the thirteen weeks ended March 30, 2025 was primarily due to net payments on the revolving credit facility from the Brazil Sale Transaction proceeds.

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	MARCH 29, 2026	DECEMBER 28, 2025
Current assets	$208,804	$269,638
Current liabilities	799,879	878,646
Working capital (deficit)	$(591,075)	$(609,008)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $321.4 million and $377.9 million as of March 29, 2026 and December 28, 2025, respectively, and (ii) current operating lease liabilities of $177.0 million and $176.3 million as of March 29, 2026 and December 28, 2025, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

Recently Issued Financial Accounting Standards

See Note 1 - Description of the Business and Basis of Presentation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a summary of new accounting standards.

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in commodity prices, labor inflation, foreign currency exchange rates and interest rates. We believe that there have been no material changes in our market risk since December 28, 2025. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 28, 2025 for further information regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the thirteen weeks ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.
PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors,” in our 2025 Form 10-K which could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2025 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended March 29, 2026, there were no sales of equity securities that were not registered under the Securities Act and we did not repurchase any of our outstanding common stock.

Item 5. Other Information

Rule 10b5-1 Trading Plans - During the thirteen weeks ended March 29, 2026, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Senior Officer Special Restricted Stock Unit Award Agreement Under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	December 28, 2025, Form 10-K, Exhibit 10.27

10.2*	Senior Officer Special Performance Award Agreement Under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	December 28, 2025, Form 10-K, Exhibit 10.28

10.3*	Form of Restricted Stock Unit Award Agreement for restricted stock granted to executive management with restrictive covenants under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	December 28, 2025, Form 10-K, Exhibit 10.29

10.4*	Form of Performance Award Agreement for performance units granted to executive management with restrictive covenants under the Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan	December 28, 2025, Form 10-K, Exhibit 10.30

10.5*	Amended & Restated Bloomin’ Brands, Inc. 2025 Omnibus Incentive Compensation Plan (incorporated herein by reference to the Definitive Proxy Statement filed by Bloomin’ Brands, Inc. on March 3, 2026)	March 3, 2026, Definitive Proxy Statement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date:	May 7, 2026	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Philip Pace
Philip Pace Senior Vice President, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

[Remainder of page intentionally left blank]