Form 10-Q
period 2026-06-28
Bloomin' Brands, Inc.
filed 2026-08-06
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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

As of August 3, 2026, 85,620,917 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 28, 2026
(Unaudited)

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	JUNE 28, 2026	DECEMBER 28, 2025
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$66,613	$59,461
Inventories	60,309	61,486
Other current assets, net	82,671	148,691
Total current assets	209,593	269,638
Property, fixtures and equipment, net	897,895	912,645
Operating lease right-of-use assets	967,380	979,270
Goodwill	185,135	185,135
Intangible assets, net	423,354	425,266
Deferred income tax assets, net	253,014	224,693
Equity method investment	66,694	63,967
Other assets, net	114,990	111,293
Total assets	$3,118,055	$3,171,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$153,632	$138,189
Current operating lease liabilities	176,821	176,268
Accrued and other current liabilities	183,488	186,256
Unearned revenue	310,095	377,933
Total current liabilities	824,036	878,646
Non-current operating lease liabilities	1,033,036	1,046,380
Deferred income tax liabilities, net	10,145	9,009
Long-term debt, net	702,788	787,425
Other long-term liabilities, net	112,982	113,282
Total liabilities	2,682,987	2,834,742
Commitments and contingencies (Note 13)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of June 28, 2026 and December 28, 2025	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 85,614,287 and 85,221,767 shares issued and outstanding as of June 28, 2026 and December 28, 2025, respectively	856	852
Additional paid-in capital	1,246,837	1,241,239
Accumulated deficit	(830,599)	(917,597)
Accumulated other comprehensive income	14,739	9,108
Total Bloomin’ Brands stockholders’ equity	431,833	333,602
Noncontrolling interests	3,235	3,563
Total stockholders’ equity	435,068	337,165
Total liabilities and stockholders’ equity	$3,118,055	$3,171,907

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Revenues
Restaurant sales	$997,957	$984,771	$2,039,783	$2,014,288
Franchise and other revenues	17,852	17,595	35,699	37,672
Total revenues	1,015,809	1,002,366	2,075,482	2,051,960
Costs and expenses
Food and beverage	306,397	298,332	623,810	611,636
Labor and other related	312,670	315,494	632,879	630,744
Other restaurant operating	254,833	253,225	513,647	511,360
Depreciation and amortization	46,010	44,598	92,306	88,545
General and administrative	53,664	59,527	105,970	120,904
Provision for impaired assets and restaurant closings	3,972	1,540	9,504	1,890
Total costs and expenses	977,546	972,716	1,978,116	1,965,079
Income from operations	38,263	29,650	97,366	86,881
Interest expense, net	(11,141)	(10,699)	(23,553)	(21,886)
Income before benefit for income taxes	27,122	18,951	73,813	64,995
Benefit for income taxes	(6,672)	(8,748)	(16,963)	(7,845)
Loss from equity method investment, net of tax	(864)	(1,806)	(1,042)	(3,097)
Net income from continuing operations	32,930	25,893	89,734	69,743
(Loss) income from discontinued operations, net of tax	(350)	779	82	525
Net income	32,580	26,672	89,816	70,268
Less: net income attributable to noncontrolling interests	1,236	1,253	2,818	2,697
Net income attributable to Bloomin’ Brands	$31,344	$25,419	$86,998	$67,571

Net income	$32,580	$26,672	$89,816	$70,268
Other comprehensive income:
Foreign currency translation adjustments	1,147	1,731	3,717	(622)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	—	217,548
Net gain on derivatives, net of tax	266	290	1,914	113
Comprehensive income	33,993	28,693	95,447	287,307
Less: comprehensive income attributable to noncontrolling interests	1,236	1,253	2,818	2,697
Comprehensive income attributable to Bloomin’ Brands	$32,757	$27,440	$92,629	$284,610

Basic earnings per share:
Continuing operations	$0.37	$0.29	$1.02	$0.79
Discontinued operations	(*)	0.01	*	0.01
Net basic earnings per share	$0.37	$0.30	$1.02	$0.80

Diluted earnings per share:
Continuing operations	$0.37	$0.29	$1.01	$0.79
Discontinued operations	(*)	0.01	*	0.01
Net diluted earnings per share	$0.36	$0.30	$1.01	$0.79

Weighted average common shares outstanding:
Basic	85,559	85,041	85,418	84,971
Diluted	86,223	85,140	85,987	85,135

The accompanying notes are an integral part of these unaudited consolidated financial statements.
* Represents less than $0.01. Amounts may not add due to rounding.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, March 29, 2026	85,409	$854	$1,243,290	$(861,943)	$13,326	$3,240	$398,767
Net income	—	—	—	31,344	—	1,236	32,580
Other comprehensive income, net of tax	—	—	—	—	1,413	—	1,413
Stock-based compensation	—	—	3,559	—	—	—	3,559
Common stock issued under stock plans (1)	205	2	(12)	—	—	—	(10)
Distributions to noncontrolling interests	—	—	—	—	—	(1,628)	(1,628)
Contributions from noncontrolling interests	—	—	—	—	—	387	387
Balance, June 28, 2026	85,614	$856	$1,246,837	$(830,599)	$14,739	$3,235	$435,068

Balance, December 28, 2025	85,222	$852	$1,241,239	$(917,597)	$9,108	$3,563	$337,165
Net income	—	—	—	86,998	—	2,818	89,816
Other comprehensive income, net of tax	—	—	—	—	5,631	—	5,631
Stock-based compensation	—	—	6,229	—	—	—	6,229
Common stock issued under stock plans (1)	392	4	(631)	—	—	—	(627)
Distributions to noncontrolling interests	—	—	—	—	—	(3,567)	(3,567)
Contributions from noncontrolling interests	—	—	—	—	—	421	421
Balance, June 28, 2026	85,614	$856	$1,246,837	$(830,599)	$14,739	$3,235	$435,068

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

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2026	JUNE 29, 2025

Cash flows provided by operating activities:
Net income	$89,816	$70,268
Income from discontinued operations, net of tax	82	525
Net income from continuing operations	89,734	69,743
Adjustments to reconcile Net income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	92,306	88,545
Amortization of deferred gift card sales commissions	11,640	11,767
Provision for impaired assets and restaurant closings	9,504	1,890
Stock-based compensation expense	6,229	3,632
Deferred income tax expense	—	1,055
Loss on foreign currency forward contracts	—	18,711
Loss from equity method investment, net of tax	1,042	3,097
Foreign currency translation gain on installment receivable from sale of business	—	(14,152)
Other, net	438	411
Change in assets and liabilities	(44,476)	(64,014)
Net cash provided by operating activities of continuing operations	166,417	120,685
Net cash (used in) provided by operating activities of discontinued operations	(200)	2,443
Net cash provided by operating activities	$166,217	$123,128
Cash flows used in investing activities:
Capital expenditures	$(69,187)	$(84,297)
Payments on foreign currency forward contracts	—	(12,436)
Cash received from sale, net of tax withheld and cash left in business	—	95,863
Other investments, net	341	1,290
Net cash (used in) provided by investing activities of continuing operations	(68,846)	420
Net cash used in investing activities of discontinued operations	—	(1,623)
Net cash used in investing activities	$(68,846)	$(1,203)
Cash flows used in financing activities:
Proceeds from borrowings on revolving credit facilities	$405,000	$770,000
Repayments of borrowings on revolving credit facilities	(490,000)	(860,000)
Repayments of finance lease obligations	(1,403)	(1,348)
Principal settlements and repurchase of convertible senior notes	—	(20,724)
Payments for retirement of warrants	—	(399)
Payments of taxes from share-based compensation, net	(627)	(610)
Distributions to noncontrolling interests	(3,567)	(3,451)
Contributions from noncontrolling interests	421	875
Cash dividends paid on common stock	—	(25,506)
Other	—	(100)
Net cash used in financing activities of continuing operations	(90,176)	(141,263)
Net cash used in financing activities of discontinued operations	—	(65)
Net cash used in financing activities	(90,176)	(141,328)
Effect of exchange rate changes on cash and cash equivalents	(43)	(345)
Net increase (decrease) in cash and cash equivalents	7,152	(19,748)
Cash and cash equivalents as of the beginning of the period	59,461	70,056
Cash and cash equivalents as of the end of the period	$66,613	$50,308
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,162	$29,134
Supplemental disclosures of non-cash activities:
Capital expenditures included in current liabilities	$25,216	$20,090
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Description of the Business and Basis of Presentation

Description of the Business - Bloomin’ Brands, Inc. (“Bloomin’ Brands” or the “Company”), a holding company that conducts its operations through its subsidiaries, is one of the largest full-service dining restaurant companies in the world, with a portfolio of leading, differentiated restaurant concepts. OSI Restaurant Partners, LLC (“OSI”) is the Company’s primary operating entity.

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

Following is a rollforward of the Company’s equity method investment for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Balance, beginning of the period	$66,404	$61,776	$63,967	$—
Fair value of retained interest at sale closing date	—	—	—	59,863
Loss, net of tax	(864)	(1,806)	(1,042)	(3,097)
Foreign currency translation adjustment	1,154	1,732	3,769	4,936
Balance, end of the period	$66,694	$61,702	$66,694	$61,702

3.    Revenue Recognition

The following tables include the disaggregation of Restaurant sales and franchise revenues by restaurant concept and reportable segment for the periods indicated:

	THIRTEEN WEEKS ENDED
	JUNE 28, 2026		JUNE 29, 2025
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$576,278	$7,755	$571,897	$7,800
Carrabba’s Italian Grill	181,118	575	181,141	573
Bonefish Grill	133,087	72	126,671	89
Fleming’s Prime Steakhouse & Wine Bar	97,902	—	95,586	—
U.S. total	988,385	8,402	975,295	8,462
International Franchise	—	7,593	—	7,051
Other (1)	9,572	11	9,476	10
Total	$997,957	$16,006	$984,771	$15,523

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2026		JUNE 29, 2025
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$1,176,588	$15,764	$1,169,378	$15,969
Carrabba’s Italian Grill	365,605	1,162	365,471	1,235
Bonefish Grill	273,565	141	262,662	193
Fleming’s Prime Steakhouse & Wine Bar	204,818	—	197,914	—
U.S. total	2,020,576	17,067	1,995,425	17,397
International Franchise (2)	—	15,163	—	16,334
Other (1)	19,207	27	18,863	32
Total	$2,039,783	$32,257	$2,014,288	$33,763
________________
(1)Includes Restaurant sales for Company-owned restaurants in Hong Kong.
(2)The twenty-six weeks ended June 29, 2025 includes one month of pre-Brazil Sale Transaction intercompany royalties.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	JUNE 28, 2026	DECEMBER 28, 2025
Other current assets, net
Deferred gift card sales commissions	$12,919	$17,155

Unearned revenue
Deferred gift card revenue	$302,404	$370,439
Deferred loyalty revenue	5,557	5,695
Deferred franchise fees - current	538	544
Other	1,596	1,255
Total Unearned revenue	$310,095	$377,933

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,387	$4,408

The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Balance, beginning of the period	$13,633	$13,127	$17,155	$16,935
Deferred gift card sales commissions amortization	(4,839)	(4,870)	(11,640)	(11,767)
Deferred gift card sales commissions capitalization	4,633	4,900	8,685	8,873
Other	(508)	(603)	(1,281)	(1,487)
Balance, end of the period	$12,919	$12,554	$12,919	$12,554

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Balance, beginning of the period	$313,425	$308,738	$370,439	$366,059
Gift card sales	56,776	58,035	104,884	104,561
Gift card redemptions	(62,817)	(63,072)	(160,244)	(160,666)
Gift card breakage	(4,980)	(4,065)	(12,675)	(10,318)
Balance, end of the period	$302,404	$299,636	$302,404	$299,636

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Franchise Revenue - Effective December 31, 2023, the Company entered into an Amended & Restated Holistic Resolution Agreement (the “2023 Resolution Agreement”) with Cerca Trova Southwest Restaurant Group, LLC (d/b/a Out West Restaurant Group) and certain of its affiliates (collectively, “Out West”), who currently operate 71 franchised Outback Steakhouse restaurants in the western United States. The 2023 Resolution Agreement provided for forbearance regarding prior defaults and established operating covenants to maintain such forbearance. During the thirteen weeks ended June 28, 2026, the Company received notice from the agent for Out West’s senior lender that Out West was in default of its separate Credit and Guaranty Agreement, dated as of April 25, 2017 (as amended or otherwise modified from time to time, the "Credit Agreement”) and Forbearance Agreement and Fourth Amendment to Credit and Guaranty Agreement (the “Forbearance Agreement”) with such agent and senior lenders as Out West was no longer in compliance with one or more covenants of such agreements. The agent and senior lenders have not yet elected to take any specific actions with respect to the default notice and have not yet elected to terminate the Forbearance Agreement, Credit Agreement, or other credit documents. Out West continues to operate its restaurants in the ordinary course and was current in its obligations to the Company as of June 28, 2026, including payment of royalties and other fees. If the senior lenders exercise their rights under their Forbearance Agreement with respect to this default, or the Forbearance Agreement expires or is terminated, the lenders have a priority right to payment of amounts due and may exercise creditor remedies against Out West, subject to applicable law and loan documents, including foreclosure on Out West’s assets. At this time, the Company is unable to predict the outcome of this situation or possible actions by Out West or Out West’s lenders or any alternatives that these parties may consider, which could include a court-supervised process. The Company is working with Out West and other parties to mitigate potential disruptions and is actively evaluating the Company’s operational, contractual and strategic alternatives to address Out West’s near-term liquidity constraints and longer-term operations.

4.    Impairments and Exit Costs

The components of Provision for impaired assets and restaurant closings are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Impairment losses
Total U.S. impairment losses	$2,582	$5,680	$6,162	$6,266
Restaurant closure charges (benefits)
U.S.	$1,405	$(3,726)	$3,296	$(3,670)
Other	(15)	(414)	46	(706)
Total restaurant closure charges (benefits)	1,390	(4,140)	3,342	(4,376)
Provision for impaired assets and restaurant closings	$3,972	$1,540	$9,504	$1,890

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
5.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Net income attributable to Bloomin’ Brands	$31,344	$25,419	$86,998	$67,571
(Loss) income from discontinued operations, net of tax	(350)	779	82	525
Net income attributable to Bloomin’ Brands from continuing operations	$31,694	$24,640	$86,916	$67,046

Basic weighted average common shares outstanding	85,559	85,041	85,418	84,971

Effect of dilutive securities:
Stock-based compensation awards	664	99	569	164
Diluted weighted average common shares outstanding	86,223	85,140	85,987	85,135

Basic earnings per share (1):
Continuing operations	$0.37	$0.29	$1.02	$0.79
Discontinued operations	(*)	0.01	*	0.01
Net basic earnings per share	$0.37	$0.30	$1.02	$0.80

Diluted earnings per share (1):
Continuing operations	$0.37	$0.29	$1.01	$0.79
Discontinued operations	(*)	0.01	*	0.01
Net diluted earnings per share	$0.36	$0.30	$1.01	$0.79

Antidilutive stock-based compensation awards	1,655	1,754	1,524	1,953
Antidilutive convertible senior notes and warrants	—	1,682	—	1,835
________________
(1)Amounts may not add due to rounding.
*        Represents less than $0.01.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
6.    Stock-based Compensation Plans

The following table presents a summary of the Company’s performance-based share units (“PSUs”) and restricted stock units (“RSUs”) activity:

			WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT		AGGREGATE INTRINSIC VALUE (1)
(in thousands, except per unit data)	PSUs	RSUs	PSUs	RSUs	PSUs	RSUs
Outstanding as of December 28, 2025	626	1,461	$16.08	$9.48	$4,253	$9,920
Granted (2)	1,158	2,010	$6.13	$6.30
Performance adjustment (3)	(229)	—	$21.02	$—
Vested	—	(494)	$—	$10.52
Forfeited	(33)	(41)	$13.61	$9.77
Outstanding as of June 28, 2026	1,522	2,936	$7.82	$7.13	$13,651	$26,333
Expected to vest as of June 28, 2026 (4)	1,410	2,936			$12,648	$26,333
________________
(1)Based on the $6.79 and $8.97 share price of the Company’s common stock on the last trading day of the year ended December 28, 2025 and the twenty-six weeks ended June 28, 2026, respectively.
(2)Beginning in 2025, PSU grants contain separate performance goals that are set at the beginning of each of the three annual performance periods and units earned based on performance will cliff vest after three years.
(3)Represents adjustment to 0% payout for PSUs granted during 2023 and adjustment to 67% payout for the first annual performance period for PSUs granted during 2025.
(4)For PSUs, the estimated number of units to be issued upon the vesting of outstanding PSUs is based on Company performance projections of performance criteria set forth in the 2024, 2025 and 2026 PSU award agreements.

The following represents unrecognized stock-based compensation expense and the remaining weighted average recognition period as of June 28, 2026:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE RECOGNITION PERIOD (in years)
Performance-based share units	$7,288	2.2
Restricted stock units	$16,519	2.2

7.    Supplemental Balance Sheet Information

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 28, 2026	DECEMBER 28, 2025
Prepaid expenses	$21,366	$24,018
Accounts receivable - gift cards, net	13,288	71,232
Accounts receivable - vendors, net	13,532	19,495
Accounts receivable - franchisees, net	3,326	3,603
Accounts receivable - other, net	11,887	7,886
Deferred gift card sales commissions	12,919	17,155
Other current assets, net	6,353	5,302
	$82,671	$148,691

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Goodwill and Intangible Assets - The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of the first day of its second fiscal quarter. The 2026 annual assessment was qualitative. During the thirteen weeks ended June 29, 2025, the Company performed a quantitative annual impairment analysis due to a decline in the Company’s stock price and market capitalization. In connection with the 2026 and 2025 annual assessments, the Company did not record any impairment charges. During the thirteen weeks ended December 28, 2025, the Company also performed an interim quantitative impairment analysis as a result of: (i) a sustained decline in the Company’s stock price and market capitalization and (ii) a decline in margins specific to the Bonefish Grill reporting unit. In connection with this analysis, the Company determined that the Bonefish Grill reporting unit was impaired and $28.2 million of goodwill impairment was recorded to fully impair the goodwill of the reporting unit.

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	JUNE 28, 2026	DECEMBER 28, 2025
Accrued payroll and other compensation	$71,637	$79,436
Accrued insurance	27,444	22,733
Other current liabilities	84,407	84,087
	$183,488	$186,256

Long-term debt, net, consisted of the following as of the periods indicated:

	JUNE 28, 2026		DECEMBER 28, 2025
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)	$405,000	5.55%	$490,000	6.09%
2029 Notes	300,000	5.13%	300,000	5.13%
Long-term debt	705,000		790,000
Less: unamortized debt discount and issuance costs	(2,212)		(2,575)
Long-term debt, net	$702,788		$787,425
________________
(1)Includes a maximum capacity of $1.2 billion and matures on September 19, 2029. Interest rate represents the weighted average interest rate as of the respective periods.

Debt Covenants - As of June 28, 2026 and December 28, 2025, the Company was in compliance with its debt covenants.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
8.    Stockholders’ Equity

Accumulated Other Comprehensive Income (“AOCI”) - The following table is a rollforward of the components of AOCI for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Foreign currency translation:
Balance, beginning of the period	$11,832	$3,023	$9,262	$(212,172)
Foreign currency translation adjustment - equity method investment	1,154	1,732	3,769	4,936
Foreign currency translation adjustment - other	(7)	(1)	(52)	(5,558)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	—	217,548
Balance, end of the period	$12,979	$4,754	$12,979	$4,754

Net gain (loss) on derivatives, net of tax:
Balance, beginning of the period	$1,494	$(798)	$(154)	$(621)
Change in fair value of derivatives, net of tax	490	263	1,962	63
Reclassification realized in Net income, net of tax	(224)	27	(48)	50
Balance, end of the period	$1,760	$(508)	$1,760	$(508)

Accumulated other comprehensive income:
Balance beginning of the period	$13,326	$2,225	$9,108	$(212,793)
Other comprehensive income attributable to Bloomin' Brands	1,413	2,021	5,631	217,039
Balance, end of the period	$14,739	$4,246	$14,739	$4,246

9.    Derivative Instruments and Hedging Activities

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
Designated Hedges
Cash Flow Hedges of Interest Rate Risk - To manage its exposure to fluctuations in variable interest rates, in March 2024 and December 2023, the Company entered into 11 interest rate swap agreements with ten counterparties with an aggregate notional amount of $375.0 million and one and two-year tenors (the “2023 and 2024 Swap Agreements”). The Company had $100.0 million of interest rate swap agreements mature on December 31, 2024 and December 31, 2025, respectively, and $175.0 million of interest rate swap agreements mature on March 31, 2026.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

In October 2025, the Company entered into an additional eight interest rate swap agreements with eight counterparties with an aggregate notional amount of $300.0 million and 12- and 21-month tenors (the “2025 Swap Transactions”, together with the 2023 and 2024 Swap Agreements, the “Swap Transactions”). The following are the terms of the remaining Swap Transactions:

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

The Swap Transactions have been designated and qualify as cash flow hedges, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $1.6 million of interest income will be reclassified from Accumulated Other Comprehensive Income to Interest expense, net over the next 12 months related to the outstanding Swap Transactions.

The following table presents the fair value and classification of the Company’s Swap Transactions as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	JUNE 28, 2026	DECEMBER 28, 2025
Interest rate swaps - asset	Other current assets, net	$1,495	$208
Interest rate swaps - asset	Other assets, net	862	—
Total fair value of derivative instruments - assets (1)		$2,357	$208

Interest rate swaps - liability	Accrued and other current liabilities	$—	$330
Interest rate swaps - liability	Other long-term liabilities, net	—	87
Total fair value of derivative instruments - liabilities (1)		$—	$417
____________________
(1)See Note 8 - Stockholders’ Equity for interest rate swaps impact on AOCI and Note 11 - Fair Value Measurements for fair value discussion of the interest rate swaps.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of June 28, 2026, all counterparties to the Swap Transactions performed in accordance with their contractual obligations.

The Swap Transactions contain provisions whereby the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness. As of June 28, 2026 and December 28, 2025, the Company has not posted any collateral related to the Swap Transactions.

The Company’s Swap Transactions are subject to master netting arrangements. As of June 28, 2026, the Company elected not to offset derivative positions in its Consolidated Balance Sheet with the same counterparty under the same agreement.

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

The following table summarizes the effects of the Company’s foreign exchange forward contracts on the Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
(dollars in thousands)		JUNE 29, 2025	JUNE 29, 2025
Loss on foreign currency forward contracts (1)	General and administrative	$8,461	$18,711
____________________
(1)The loss on foreign currency forward contracts, which includes costs in connection with the forward contracts, is partially offset within General and administrative expense by foreign currency exchange gains of $6.2 million and $14.2 million for the thirteen and twenty-six weeks ended June 29, 2025, respectively, related to the installment receivable from the Brazil Sale Transaction.

10.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	JUNE 28, 2026	DECEMBER 28, 2025
Operating lease right-of-use assets	Operating lease right-of-use assets	$967,380	$979,270
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	7,923	9,296
Total lease assets, net		$975,303	$988,566

Current operating lease liabilities	Current operating lease liabilities	$176,821	$176,268
Current finance lease liabilities	Accrued and other current liabilities	3,303	3,389
Non-current operating lease liabilities	Non-current operating lease liabilities	1,033,036	1,046,380
Non-current finance lease liabilities	Other long-term liabilities, net	6,493	7,890
Total lease liabilities		$1,219,653	$1,233,927
________________
(1)Net of accumulated amortization of $6.0 million and $5.4 million as of June 28, 2026 and December 28, 2025, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)		JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Operating lease cost (1)	Other restaurant operating	$42,604	$42,623	$85,055	$84,928
Variable lease cost	Other restaurant operating	913	1,294	2,086	2,486
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	673	750	1,368	1,440
Interest on lease liabilities	Interest expense, net	180	261	373	500
Sublease revenue	Franchise and other revenues	(1,681)	(1,745)	(3,155)	(3,447)
Lease costs, net		$42,689	$43,183	$85,727	$85,907
________________
(1)Excludes rent expense for office facilities and closed or subleased properties of $3.1 million and $3.4 million for the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively, and $6.4 million and $7.0 million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively, which is included in General and administrative expense.

The following table is a summary of supplemental information related to leases for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$92,334	$91,977
Leased assets obtained in exchange for new operating lease liabilities	$32,956	$42,892
Leased assets obtained in exchange for new finance lease liabilities	$—	$5,629

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	MEASUREMENT LEVEL	FAIR VALUE
(dollars in thousands)			JUNE 28, 2026	DECEMBER 28, 2025
Assets:
Short-term investments	Cash and cash equivalents	Level 1	$5,172	$5,597
Interest rate swaps	Other current assets, net	Level 2	$1,495	$208
Interest rate swaps	Other assets, net	Level 2	$862	$—

Liabilities:
Interest rate swaps	Accrued and other current liabilities	Level 2	$—	$330
Interest rate swaps	Other long-term liabilities	Level 2	$—	$87

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Fair value of each class of financial instruments is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Short-term investments	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
Fair value measurements are based on the contractual terms of the derivatives and observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of June 28, 2026 and December 28, 2025, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	JUNE 28, 2026		DECEMBER 28, 2025
(dollars in thousands)	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
Senior secured credit facility - revolving credit facility	$405,000	$405,000	$490,000	$490,000
2029 Notes	$300,000	$286,551	$300,000	$269,505

12.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Income before benefit for income taxes	$27,122	$18,951	$73,813	$64,995
Benefit for income taxes	$(6,672)	$(8,748)	$(16,963)	$(7,845)
Effective income tax rate	(24.6)%	(46.2)%	(23.0)%	(12.1)%

In the U.S., a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA Tax Credits”). The level of FICA Tax Credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce Income before benefit for income taxes.

For the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025, the Benefit for income taxes includes the benefit of FICA Tax Credits on certain tipped wages relative to forecasted full-year Income before benefit for income taxes.

The Benefit for income taxes for the thirteen weeks ended June 28, 2026 is lower than the thirteen weeks ended June 29, 2025 due to the impact of changes to the estimate of forecasted annual Income before benefit for income taxes relative to the prior quarter and the benefit of FICA Tax Credits for the thirteen weeks ended June 29, 2025.

The Benefit for income taxes for the twenty-six weeks ended June 28, 2026 is higher than the twenty-six weeks ended June 29, 2025, despite higher Income before benefit for income taxes, primarily due to lower forecasted full-year Income before benefit for income taxes in 2026 compared to 2025, which increased the relative benefit of the FICA Tax Credits.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The effective income tax rate for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025 was lower than the Company’s blended federal and state statutory rate of approximately 26% primarily due to the benefit of the FICA Tax Credits.

The following table is a summary of cash paid for income taxes for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025
Cash paid for income taxes, net of refunds (1)	$4,353	$22,288
________________
(1)The twenty-six weeks ended June 29, 2025 includes approximately $14.1 million of withholding taxes related to the first installment of the Brazil Sale Transaction.

13.    Commitments and Contingencies

Litigation and Other Matters - The Company had reserves of $5.0 million and $4.9 million for certain of its outstanding legal proceedings as of June 28, 2026 and December 28, 2025, respectively, within Accrued and other current liabilities on its Consolidated Balance Sheets. While the Company believes that additional losses beyond these accruals are reasonably possible, it cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

Lease Guarantees - The Company assigned its interest, and is contingently liable, under certain real estate leases, the latest of which expires in 2032. As of June 28, 2026, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees were $9.7 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of June 28, 2026 was $7.9 million. As of June 28, 2026 and December 28, 2025, the Company’s recorded contingent lease liability was $1.6 million.

14.    Segment Reporting

The following is a summary of reportable segments:

REPORTABLE SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S. (1)	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International Franchise	Outback Steakhouse	12 Franchise Markets
Carrabba’s Italian Grill (Abbraccio)
_________________
(1)Includes franchise locations.

All other operating segments, which comprise the Company’s Hong Kong subsidiary and equity method investment in Brazil, do not meet the quantitative thresholds for determining reportable segments.

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

The following table is a summary of revenues by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Revenues
U.S.	$998,632	$985,828	$2,041,085	$2,016,731
International Franchise	7,593	7,051	15,163	16,334
Total segment revenues	1,006,225	992,879	2,056,248	2,033,065
All other	9,584	9,487	19,234	18,895
Total revenues	$1,015,809	$1,002,366	$2,075,482	$2,051,960

The following table presents segment operating income and significant segment expense information for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
U.S.
Total revenues	$998,632	$985,828	$2,041,085	$2,016,731
Less:
Food and beverage	303,392	295,414	617,767	605,726
Labor and other related	307,543	307,652	621,835	620,357
Other restaurant operating	249,522	247,446	502,891	501,055
Other expenses (1)	70,576	66,855	142,977	133,462
Total segment expenses	931,033	917,367	1,885,470	1,860,600
Income from operations	$67,599	$68,461	$155,615	$156,131

International Franchise
Total revenues (2)	$7,593	$7,051	$15,163	$16,334
Less:
Total segment expenses (1)	184	213	418	492
Income from operations	$7,409	$6,838	$14,745	$15,842

Total segment
Total revenues	$1,006,225	$992,879	$2,056,248	$2,033,065
Less:
Total segment expenses	931,217	917,580	1,885,888	1,861,092
Total segment income from operations	$75,008	$75,299	$170,360	$171,973
_________________
(1)Includes Depreciation and amortization and General and administrative expense. The U.S. segment also includes Provision for impaired assets and restaurant closings.
(2)The twenty-six weeks ended June 29, 2025 includes one month of pre-Brazil Sale Transaction intercompany royalties.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a reconciliation of segment income from operations to Income before benefit for income taxes for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Total segment income from operations	$75,008	$75,299	$170,360	$171,973
Unallocated corporate operating expense	(37,385)	(46,422)	(74,113)	(86,190)
All other	640	773	1,119	1,098
Total income from operations	38,263	29,650	97,366	86,881
Interest expense, net	(11,141)	(10,699)	(23,553)	(21,886)
Income before benefit for income taxes	$27,122	$18,951	$73,813	$64,995

The following table is a summary of depreciation and amortization by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Depreciation and amortization
U.S.	$43,774	$42,145	$87,808	$83,758
Corporate	2,175	2,205	4,276	4,289
All other	61	248	222	498
Total depreciation and amortization	$46,010	$44,598	$92,306	$88,545

The following table is a summary of capital expenditures by segment, for the periods indicated:

	TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025
Capital expenditures
U.S.	$67,206	$76,906
Corporate	1,904	7,380
All other	77	11
Total capital expenditures	$69,187	$84,297

The following table sets forth Total assets by segment as of the periods indicated:

(dollars in thousands)	JUNE 28, 2026	DECEMBER 28, 2025
Assets
U.S.	$2,509,708	$2,598,842
International Franchise	104,739	105,237
Total segment assets	2,614,447	2,704,079
Corporate	416,816	387,573
All other	86,792	80,255
Total assets	$3,118,055	$3,171,907

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

(i)Our ability to execute and achieve the expected benefits of our actions to focus on operational priorities, including our turnaround plans and productivity initiatives to fund such plans;

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

(xi)The impacts of our operations in Brazil as a minority investor and franchisor;

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

(xvi)Our productivity initiatives to enable reinvestment in our business, due to uncertainty with respect to macroeconomic conditions and the efficiency that may be added by the actions we take, and the projected benefits of our reinvestments;

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

Overview

We are one of the largest full-service dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of June 28, 2026, we owned and operated 959 restaurants and franchised 489 restaurants across 46 states, Guam and 12 countries. Our restaurant portfolio includes: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Overview - Our financial overview for the thirteen weeks ended June 28, 2026 includes the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 2.3% and 1.4%, respectively;
•Increase in Total revenues of 1.3% as compared to the second quarter of 2025;
•Operating income and restaurant-level operating margins of 3.8% and 12.4%, respectively, as compared to 3.0% and 12.0%, respectively, for the second quarter of 2025;
•Operating income of $38.3 million as compared to $29.7 million in the second quarter of 2025; and
•Diluted earnings per share from continuing operations of $0.37 as compared to $0.29 for the second quarter of 2025.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data - The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	JUNE 28, 2026	JUNE 29, 2025
U.S.
Outback Steakhouse
Company-owned	544	557
Franchised	115	121
Total	659	678
Carrabba’s Italian Grill
Company-owned	186	191
Franchised	17	17
Total	203	208
Bonefish Grill
Company-owned	155	162
Franchised	2	4
Total	157	166
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	65
Other
Franchised	1	1
U.S. total	1,084	1,118
International Franchise
Outback Steakhouse - Brazil	192	185
Outback Steakhouse - South Korea	100	100
Other	62	66
International Franchise total	354	351
International - Company-owned
Outback Steakhouse - Hong Kong	10	10
System-wide total	1,448	1,479
System-wide total - Company-owned	959	985
System-wide total - Franchised	489	494

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

REVENUES

Restaurant Sales - Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	TWENTY-SIX WEEKS ENDED
For the periods ended June 29, 2025	$984.8	$2,014.3
Change from:
U.S. comparable restaurant sales	21.7	30.8
Restaurant openings (1)	13.0	34.9
Restaurant closures (2)	(22.5)	(43.5)
Other	1.0	3.3
For the periods ended June 28, 2026	$998.0	$2,039.8
________________
(1)The thirteen and twenty-six weeks ended June 28, 2026 include restaurant sales from 24 and 26 new restaurants, respectively, not included in our comparable restaurant sales base.
(2)The thirteen and twenty-six weeks ended June 28, 2026 include restaurant sales from the closure of 38 and 42 restaurants since March 30, 2025 and December 29, 2024, respectively.

Average Restaurant Unit Volumes and Operating Weeks - Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$80,517	$78,650	$81,914	$80,531
Carrabba’s Italian Grill	$74,904	$72,952	$75,491	$73,588
Bonefish Grill	$66,048	$60,147	$67,848	$62,360
Fleming’s Prime Steakhouse & Wine Bar	$117,268	$113,120	$121,895	$118,158

Operating weeks:
U.S.
Outback Steakhouse	7,103	7,226	14,225	14,408
Carrabba’s Italian Grill	2,418	2,483	4,843	4,966
Bonefish Grill	2,015	2,106	4,032	4,212
Fleming’s Prime Steakhouse & Wine Bar	835	845	1,680	1,675

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person - Following is a summary of the year over year percentage change of comparable restaurant sales, traffic and average check per person for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (1)
Outback Steakhouse	1.4%	(0.6)%	0.5%	(0.9)%
Carrabba’s Italian Grill	1.7%	3.9%	1.5%	2.6%
Bonefish Grill	8.1%	(5.8)%	7.0%	(4.9)%
Fleming’s Prime Steakhouse & Wine Bar	1.6%	3.8%	1.1%	4.5%
Combined U.S.	2.3%	(0.1)%	1.6%	(0.3)%

Traffic:
U.S.
Outback Steakhouse	(2.8)%	(1.0)%	(2.6)%	(2.6)%
Carrabba’s Italian Grill	(2.5)%	0.7%	(2.6)%	0.2%
Bonefish Grill	4.5%	(11.4)%	3.7%	(10.4)%
Fleming’s Prime Steakhouse & Wine Bar	(2.8)%	(0.6)%	(2.9)%	(0.5)%
Combined U.S.	(1.9)%	(2.0)%	(1.8)%	(3.0)%

Average check per person (2):
U.S.
Outback Steakhouse	4.2%	0.4%	3.1%	1.7%
Carrabba’s Italian Grill	4.2%	3.2%	4.1%	2.4%
Bonefish Grill	3.6%	5.6%	3.3%	5.5%
Fleming’s Prime Steakhouse & Wine Bar	4.4%	4.4%	4.0%	5.0%
Combined U.S.	4.2%	1.9%	3.4%	2.7%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
COSTS AND EXPENSES

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Restaurant sales or Total revenues for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Revenues
Restaurant sales	98.2%	98.2%	98.3%	98.2%
Franchise and other revenues	1.8	1.8	1.7	1.8
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Food and beverage (1)	30.7	30.3	30.6	30.4
Labor and other related (1)	31.3	32.0	31.0	31.3
Other restaurant operating (1)	25.5	25.7	25.2	25.4
Depreciation and amortization	4.5	4.4	4.4	4.3
General and administrative	5.3	5.9	5.1	5.9
Provision for impaired assets and restaurant closings	0.4	0.2	0.5	0.1
Total costs and expenses	96.2	97.0	95.3	95.8
Income from operations	3.8	3.0	4.7	4.2
Interest expense, net	(1.1)	(1.1)	(1.1)	(1.0)
Income before benefit for income taxes	2.7	1.9	3.6	3.2
Benefit for income taxes	(0.6)	(0.9)	(0.8)	(0.4)
Loss from equity method investment, net of tax	(0.1)	(0.2)	(0.1)	(0.2)
Net income from continuing operations	3.2	2.6	4.3	3.4
(Loss) income from discontinued operations, net of tax	(*)	0.1	*	*
Net income	3.2	2.7	4.3	3.4
Less: net income attributable to noncontrolling interests	0.1	0.2	0.1	0.1
Net income attributable to Bloomin’ Brands	3.1%	2.5%	4.2%	3.3%
____________________
(1)As a percentage of Restaurant sales.
*    Less than 1/10th of one percent of Total revenues.

Thirteen weeks ended June 28, 2026 as compared to thirteen weeks ended June 29, 2025

•Food and beverage cost increased as a percentage of Restaurant sales primarily due to 1.6% from commodity inflation partially offset by 1.4% from an increase in average check per person, primarily due to menu pricing.
•Labor and other related expense decreased as a percentage of Restaurant sales primarily due to 0.8% from an increase in average check per person and 0.2% from lower health insurance expense. These impacts were partially offset by 0.4% from higher hourly and field management labor costs, mainly due to wage rate inflation.
•Other restaurant operating expense decreased as a percentage of Restaurant sales primarily due to: (i) 0.5% from productivity initiatives, (ii) 0.3% from an increase in average check per person and (iii) 0.3% from a decrease in preopening expense. These impacts were partially offset by 0.5% from higher advertising expense and 0.3% from higher restaurant-level operating and supply expenses, mainly due to inflation.
•Depreciation and amortization expense increased primarily due to accelerated depreciation associated with equipment upgrades in connection with the turnaround strategy.
•General and administrative expense decreased primarily due to lapping costs related to transformational and restructuring initiatives and foreign currency forward contracts.
•Provision for impaired assets and restaurant closings increased primarily due to higher impairment and other costs related to restaurant closures and underperforming restaurants.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
•Interest expense, net was flat primarily due to lapping the interest income realized during the thirteen weeks ended June 29, 2025 in connection with the installment payments from the Brazil Sale Transaction. This was offset primarily by lower interest expense as a result of lower balances and interest rates on our revolving credit facility.

Benefit for income taxes for the thirteen weeks ended June 28, 2026 is lower than the thirteen weeks ended June 29, 2025 due to the impact of changes to the estimate of forecasted annual Income before benefit for income taxes relative to the prior quarter and the benefit of FICA Tax Credits for the thirteen weeks ended June 29, 2025.

Twenty-six weeks ended June 28, 2026 as compared to twenty-six weeks ended June 29, 2025

•Food and beverage cost increased as a percentage of Restaurant sales primarily due to 1.5% from commodity inflation partially offset by 1.4% from an increase in average check per person, primarily due to menu pricing.
•Labor and other related expense decreased as a percentage of Restaurant sales primarily due to 0.6% from an increase in average check per person, partially offset by 0.4% from higher hourly and field management labor costs, mainly due to wage rate inflation.
•Other restaurant operating expense decreased as a percentage of Restaurant sales primarily due to 0.5% from productivity initiatives partially offset by 0.3% from higher restaurant-level operating and supply expenses, mainly due to inflation.
•Depreciation and amortization expense increased primarily due to accelerated depreciation associated with equipment upgrades in connection with the turnaround strategy.
•General and administrative expense decreased primarily due to lapping costs related to severance, foreign currency forward contracts and transformational and restructuring initiatives.
•Provision for impaired assets and restaurant closings increased primarily due to higher impairment and other costs related to restaurant closures and underperforming restaurants.
•Interest expense, net increased primarily due to lapping the interest income realized during the twenty-six weeks ended June 29, 2025 in connection with the installment payments from the Brazil Sale Transaction. This was offset primarily by lower interest expense as a result of lower balances and interest rates on our revolving credit facility.

Benefit for income taxes for the twenty-six weeks ended June 28, 2026 is higher than for the twenty-six weeks ended June 29, 2025, despite higher Income before benefit for income taxes, primarily due to lower forecasted full-year Income before benefit for income taxes in 2026 compared to 2025, which increased the relative benefit of the FICA Tax Credits.

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

Summary financial data - Following is a summary of U.S. segment financial data for the periods indicated:

	U.S.
	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Revenues
Restaurant sales (1)	$988,385	$975,295	$2,020,576	$1,995,425
Franchise and other revenues	10,247	10,533	20,509	21,306
Total revenues	$998,632	$985,828	$2,041,085	$2,016,731
Income from operations	$67,599	$68,461	$155,615	$156,131
Operating income margin	6.8%	6.9%	7.6%	7.7%
____________________
(1)The increases during the periods presented were due to higher comparable restaurant sales and the impact of restaurant openings partially offset by restaurant closures.

U.S. - The decrease in U.S. Income from operations generated during the thirteen weeks ended June 28, 2026 as compared to the thirteen weeks ended June 29, 2025 was primarily due to: (i) higher commodity, operating and labor costs, mainly due to inflation, (ii) higher advertising expense, (iii) higher costs from accelerated depreciation associated with equipment upgrades in connection with the turnaround strategy and (iv) higher impairment expense. These impacts were partially offset by: (i) an increase in average check per person, primarily due to pricing, (ii) productivity initiatives and (iii) lower pre-opening expense.

The decrease in U.S. Income from operations generated during the twenty-six weeks ended June 28, 2026 as compared to the twenty-six weeks ended June 29, 2025 was primarily due to: (i) higher commodity, operating and labor costs, mainly due to inflation, (ii) higher impairment expense and (iii) higher costs from accelerated depreciation associated with equipment upgrades in connection with the turnaround strategy. These impacts were partially offset by: (i) an increase in average check per person, primarily due to pricing, and (ii) productivity initiatives.

Following is a summary of international franchise segment financial data for the periods indicated:

	INTERNATIONAL FRANCHISE
	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Franchise revenues (1)	$7,593	$7,051	$15,163	$16,334

Income from operations	$7,409	$6,838	$14,745	$15,842
____________________
(1)The twenty-six weeks ended June 29, 2025 includes one month of pre-Brazil Sale Transaction intercompany royalties.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Non-GAAP Financial Measures

Consolidated Restaurant-level Operating Income and Corresponding Margin Non-GAAP Reconciliations - The following table reconciles consolidated Income from operations and the corresponding margin to restaurant-level operating income and the corresponding margin for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Income from operations	$38,263	$29,650	$97,366	$86,881
Operating income margin	3.8%	3.0%	4.7%	4.2%
Less:
Franchise and other revenues	17,852	17,595	35,699	37,672
Plus:
Depreciation and amortization	46,010	44,598	92,306	88,545
General and administrative	53,664	59,527	105,970	120,904
Provision for impaired assets and restaurant closings	3,972	1,540	9,504	1,890
Restaurant-level operating income	$124,057	$117,720	$269,447	$260,548
Restaurant-level operating margin	12.4%	12.0%	13.2%	12.9%

Adjusted Income from Operations Non-GAAP Reconciliations - The following table reconciles Income from operations and the corresponding margin to adjusted income from operations and the corresponding margin for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Income from operations	$38,263	$29,650	$97,366	$86,881
Operating income margin	3.8%	3.0%	4.7%	4.2%
Adjustments:
Severance and other transformational costs (1)	2,865	3,542	6,246	9,600
Foreign currency forward contract costs (2)	—	2,233	—	4,561
Asset impairments and closure-related charges (3)	—	—	—	(1,929)
Total income from operations adjustments	2,865	5,775	6,246	12,232
Adjusted income from operations	$41,128	$35,425	$103,612	$99,113
Adjusted operating income margin	4.0%	3.5%	5.0%	4.8%
_________________
(1)Costs for the thirteen and twenty-six weeks ended June 28, 2026 relate to accelerated depreciation associated with equipment upgrades in connection with the turnaround strategy. Costs for the thirteen and twenty-six weeks ended June 29, 2025 include severance, professional fees and other costs incurred as a result of transformational and restructuring activities.
(2)Represents costs in connection with the foreign currency forward contracts that mostly offset foreign currency exchange risk associated with installment payments from the Brazil Sale Transaction.
(3)Primarily includes gains from certain lease terminations.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted Net Income and Adjusted Diluted Earnings Per Share Non-GAAP Reconciliations - The following table reconciles Net income from continuing operations to adjusted net income from continuing operations for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except per share data)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Net income from continuing operations	$32,930	$25,893	$89,734	$69,743
Less: net income attributable to noncontrolling interests	1,236	1,253	2,818	2,697
Net income attributable to Bloomin’ Brands from continuing operations	31,694	24,640	86,916	67,046
Adjustments:
Income from operations adjustments (1)	2,865	5,775	6,246	12,232
Total adjustments, before income taxes	2,865	5,775	6,246	12,232
Tax effect of adjustments (2)	(504)	(3,125)	(1,750)	(1,995)
Net adjustments, continuing operations	2,361	2,650	4,496	10,237
Adjusted net income, continuing operations	$34,055	$27,290	$91,412	$77,283

Diluted earnings per share - continuing operations	$0.37	$0.29	$1.01	$0.79
Adjusted diluted earnings per share - continuing operations	$0.39	$0.32	$1.06	$0.91

Diluted weighted average common shares outstanding	86,223	85,140	85,987	85,135
_________________
(1)See the Adjusted Income from Operations Non-GAAP Reconciliations table above for details regarding income from operations adjustments.
(2)The tax effect of non-GAAP adjustments is determined by recomputing the Benefit for income taxes on an adjusted basis. The difference between the recomputed Benefit for income taxes and the GAAP Benefit for income taxes represents the tax effect of non-GAAP adjustments. The thirteen and twenty-six weeks ended June 29, 2025 also include an adjustment to Benefit for income taxes related to foreign currency gains on the Brazil Sale Transaction installment receivable.

System-Wide Sales - The following table provides a summary of sales of franchised restaurants by reportable segment for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(dollars in millions)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
U.S.
Outback Steakhouse	$124	$123	$251	$253
Carrabba’s Italian Grill	9	9	19	20
Bonefish Grill	1	2	2	4
U.S. total	134	134	272	277
International Franchise
Outback Steakhouse - Brazil	137	119	260	225
Outback Steakhouse - South Korea	72	74	157	154
Other	32	32	64	63
International Franchise total	241	225	481	442
Total franchise sales	$375	$359	$753	$719

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 28, 2026, we had $66.6 million in cash and cash equivalents, of which $5.9 million was held by foreign affiliates, and did not have aggregate undistributed foreign earnings from our consolidated foreign subsidiaries.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	SENIOR SECURED CREDIT FACILITY		TOTAL CREDIT FACILITIES
(dollars in thousands)	REVOLVING CREDIT FACILITY	2029 NOTES
Balance as of December 28, 2025	$490,000	$300,000	$790,000
2026 new debt	405,000	—	405,000
2026 payments	(490,000)	—	(490,000)
Balance as of June 28, 2026	$405,000	$300,000	$705,000

Interest rates, as of June 28, 2026 (1)	5.55%	5.13%
Principal maturity date	September 2029	April 2029
____________________
(1)Interest rate for revolving credit facility represents the weighted average interest rate as of June 28, 2026.

As of June 28, 2026, we had $774.2 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $20.8 million.

Our credit agreement, as amended, contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities.

As of June 28, 2026 and December 28, 2025, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Summary of Cash Flows and Financial Condition

Cash Flows - The following chart presents a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated:
Operating Activities - The increase in net cash provided by operating activities during the twenty-six weeks ended June 28, 2026 as compared to the twenty-six weeks ended June 29, 2025 was primarily due to higher cash earnings and changes in working capital.

Investing Activities - Net cash used in investing activities during the twenty-six weeks ended June 28, 2026 was due to capital expenditures. Net cash provided by investing activities during the twenty-six weeks ended June 29, 2025 was primarily due to proceeds from the Brazil Sale Transaction, net of taxes withheld, partially offset by capital expenditures and payments on foreign currency forward contracts.

Financing Activities - Net cash used in financing activities during the twenty-six weeks ended June 28, 2026 was primarily due to net payments on the revolving credit facility. Net cash used in financing activities during the twenty-six weeks ended June 29, 2025 was primarily due to: (i) net payments on the revolving credit facility from the Brazil Sale Transaction proceeds, (ii) payments of cash dividends and (iii) maturity settlement for the convertible senior notes due in 2025.

Financial Condition - Following is a summary of our current assets, current liabilities and working capital (deficit) as of the periods indicated:

(dollars in thousands)	JUNE 28, 2026	DECEMBER 28, 2025
Current assets	$209,593	$269,638
Current liabilities	824,036	878,646
Working capital (deficit)	$(614,443)	$(609,008)

Working capital (deficit) includes: (i) Unearned revenue primarily from unredeemed gift cards of $310.1 million and $377.9 million as of June 28, 2026 and December 28, 2025, respectively, and (ii) current operating lease liabilities of $176.8 million and $176.3 million as of June 28, 2026 and December 28, 2025, respectively, with the corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. We have, and in the future may continue to have, negative working capital balances (as is common for many restaurant companies). We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
low investment in inventories. Additionally, ongoing cash flows from restaurant operations and gift card sales are typically used to service debt obligations and to make capital expenditures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the thirteen weeks ended June 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended June 28, 2026, there were no sales of equity securities that were not registered under the Securities Act and we did not repurchase any of our outstanding common stock.

Item 5. Other Information

Rule 10b5-1 Trading Plans - During the thirteen weeks ended June 28, 2026, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

Date:	August 6, 2026	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Philip Pace
Philip Pace Senior Vice President, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

[Remainder of page intentionally left blank]