Form 10-Q
period 2026-09-27
Bloomin' Brands, Inc.
filed 2026-11-06
CIK 1546417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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

As of November 3, 2026, 85,752,395 shares of common stock of the registrant were outstanding.

BLOOMIN’ BRANDS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 27, 2026
(Unaudited)

	PART I — FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Financial Statements:

	Consolidated Balance Sheets — September 27, 2026 and December 28, 2025	3

	Consolidated Statements of Operations and Comprehensive (Loss) Income — For the Thirteen and Thirty-Nine Weeks Ended September 27, 2026 and September 28, 2025	4

	Consolidated Statements of Changes in Stockholders’ Equity — For the Thirteen and Thirty-Nine Weeks Ended September 27, 2026 and September 28, 2025	5

	Condensed Consolidated Statements of Cash Flows — For the Thirty-Nine Weeks Ended September 27, 2026 and September 28, 2025	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

	Signature	46

BLOOMIN’ BRANDS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	SEPTEMBER 27, 2026	DECEMBER 28, 2025
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$90,736	$59,461
Inventories	63,216	61,486
Other current assets, net	77,158	148,691
Total current assets	231,110	269,638
Property, fixtures and equipment, net	903,278	912,645
Operating lease right-of-use assets	958,301	979,270
Goodwill	185,135	185,135
Intangible assets, net	422,398	425,266
Deferred income tax assets, net	247,416	224,693
Equity method investment	62,763	63,967
Other assets, net	120,842	111,293
Total assets	$3,131,243	$3,171,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$158,072	$138,189
Current operating lease liabilities	176,014	176,268
Accrued and other current liabilities	168,138	186,256
Unearned revenue	282,119	377,933
Total current liabilities	784,343	878,646
Non-current operating lease liabilities	1,021,455	1,046,380
Deferred income tax liabilities, net	10,116	9,009
Long-term debt, net	767,972	787,425
Other long-term liabilities, net	113,028	113,282
Total liabilities	2,696,914	2,834,742
Commitments and contingencies (Note 13)
Stockholders’ equity
Bloomin’ Brands stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding as of September 27, 2026 and December 28, 2025	—	—
Common stock, $0.01 par value, 475,000,000 shares authorized; 85,696,547 and 85,221,767 shares issued and outstanding as of September 27, 2026 and December 28, 2025, respectively	857	852
Additional paid-in capital	1,249,412	1,241,239
Accumulated deficit	(832,781)	(917,597)
Accumulated other comprehensive income	13,672	9,108
Total Bloomin’ Brands stockholders’ equity	431,160	333,602
Noncontrolling interests	3,169	3,563
Total stockholders’ equity	434,329	337,165
Total liabilities and stockholders’ equity	$3,131,243	$3,171,907

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Revenues
Restaurant sales	$926,976	$911,920	$2,966,759	$2,926,208
Franchise and other revenues	17,369	16,893	53,068	54,565
Total revenues	944,345	928,813	3,019,827	2,980,773
Costs and expenses
Food and beverage	278,390	275,081	902,200	886,717
Labor and other related	299,089	297,390	931,968	928,134
Other restaurant operating	250,962	255,476	764,609	766,836
Depreciation and amortization	43,914	44,947	136,220	133,492
General and administrative	54,262	59,103	160,232	180,007
Impairments, closures and disposal of assets	(856)	33,236	8,648	35,126
Total costs and expenses	925,761	965,233	2,903,877	2,930,312
Income (loss) from operations	18,584	(36,420)	115,950	50,461
Interest expense, net	(11,523)	(11,112)	(35,076)	(32,998)
Income (loss) before income tax	7,061	(47,532)	80,874	17,463
Income tax provision (benefit)	6,397	(2,404)	(10,566)	(10,249)
Loss from equity method investment, net of tax	(2,026)	(337)	(3,068)	(3,434)
Net (loss) income from continuing operations	(1,362)	(45,465)	88,372	24,278
(Loss) income from discontinued operations, net of tax	(295)	189	(213)	714
Net (loss) income	(1,657)	(45,276)	88,159	24,992
Less: net income attributable to noncontrolling interests	525	583	3,343	3,280
Net (loss) income attributable to Bloomin’ Brands	$(2,182)	$(45,859)	$84,816	$21,712

Net (loss) income	$(1,657)	$(45,276)	$88,159	$24,992
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,906)	3,367	1,811	2,745
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	—	217,548
Net gain on derivatives, net of tax	839	67	2,753	180
Comprehensive (loss) income	(2,724)	(41,842)	92,723	245,465
Less: comprehensive income attributable to noncontrolling interests	525	583	3,343	3,280
Comprehensive (loss) income attributable to Bloomin’ Brands	$(3,249)	$(42,425)	$89,380	$242,185

Basic (loss) earnings per share:
Continuing operations	$(0.02)	$(0.54)	$0.99	$0.25
Discontinued operations	(*)	*	(*)	0.01
Net basic (loss) earnings per share	$(0.03)	$(0.54)	$0.99	$0.26

Diluted (loss) earnings per share:
Continuing operations	$(0.02)	$(0.54)	$0.99	$0.25
Discontinued operations	(*)	*	(*)	0.01
Net diluted (loss) earnings per share	$(0.03)	$(0.54)	$0.98	$0.25

Weighted average common shares outstanding:
Basic	85,636	85,093	85,491	85,012
Diluted	85,636	85,093	86,318	85,222

The accompanying notes are an integral part of these unaudited consolidated financial statements.
* Represents less than $0.01. Amounts may not add due to rounding.

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, June 28, 2026	85,614	$856	$1,246,837	$(830,599)	$14,739	$3,235	$435,068
Net (loss) income	—	—	—	(2,182)	—	525	(1,657)
Other comprehensive loss, net of tax	—	—	—	—	(1,067)	—	(1,067)
Stock-based compensation	—	—	2,960	—	—	—	2,960
Common stock issued under stock plans, net of shares withheld for employee taxes	83	1	(385)	—	—	—	(384)
Distributions to noncontrolling interests	—	—	—	—	—	(828)	(828)
Contributions from noncontrolling interests	—	—	—	—	—	237	237
Balance, September 27, 2026	85,697	$857	$1,249,412	$(832,781)	$13,672	$3,169	$434,329

Balance, December 28, 2025	85,222	$852	$1,241,239	$(917,597)	$9,108	$3,563	$337,165
Net income	—	—	—	84,816	—	3,343	88,159
Other comprehensive income, net of tax	—	—	—	—	4,564	—	4,564
Stock-based compensation	—	—	9,189	—	—	—	9,189
Common stock issued under stock plans, net of shares withheld for employee taxes	475	5	(1,016)	—	—	—	(1,011)
Distributions to noncontrolling interests	—	—	—	—	—	(4,395)	(4,395)
Contributions from noncontrolling interests	—	—	—	—	—	658	658
Balance, September 27, 2026	85,697	$857	$1,249,412	$(832,781)	$13,672	$3,169	$434,329

						(CONTINUED...)

BLOOMIN’ BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	BLOOMIN’ BRANDS, INC.
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NON-CONTROLLING INTERESTS	TOTAL
	SHARES	AMOUNT
Balance, June 29, 2025	85,062	$851	$1,250,403	$(858,263)	$4,246	$4,057	$401,294
Net (loss) income	—	—	—	(45,859)	—	583	(45,276)
Other comprehensive income, net of tax	—	—	—	—	3,434	—	3,434
Cash dividends declared, $0.15 per common share	—	—	(12,760)	—	—	—	(12,760)
Stock-based compensation	—	—	2,353	—	—	—	2,353
Common stock issued under stock plans, net of shares withheld for employee taxes	105	1	(318)	—	—	—	(317)
Distributions to noncontrolling interests	—	—	—	—	—	(986)	(986)
Contributions from noncontrolling interests	—	—	—	—	—	265	265
Balance, September 28, 2025	85,167	$852	$1,239,678	$(904,122)	$7,680	$3,919	$348,007

Balance, December 29, 2024	84,855	$849	$1,273,288	$(925,834)	$(212,793)	$3,936	$139,446
Net income	—	—	—	21,712	—	3,280	24,992
Other comprehensive income, net of tax	—	—	—	—	220,473	—	220,473
Cash dividends declared, $0.45 per common share	—	—	(38,266)	—	—	—	(38,266)
Stock-based compensation	—	—	5,985	—	—	—	5,985
Common stock issued under stock plans, net of shares withheld for employee taxes	312	3	(930)	—	—	—	(927)
Distributions to noncontrolling interests	—	—	—	—	—	(4,437)	(4,437)
Contributions from noncontrolling interests	—	—	—	—	—	1,140	1,140
Retirement of warrants	—	—	(399)	—	—	—	(399)
Balance, September 28, 2025	85,167	$852	$1,239,678	$(904,122)	$7,680	$3,919	$348,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOOMIN’ BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Cash flows - operating activities:
Net income	$88,159	$24,992
(Loss) income from discontinued operations, net of tax	(213)	714
Net income from continuing operations	88,372	24,278
Adjustments to reconcile Net income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	136,220	133,492
Deferred gift card sales commissions amortization	15,928	16,027
Impairments, closures and disposal of assets	8,648	35,126
Stock-based compensation expense	9,189	5,985
Loss on foreign currency forward contracts	—	25,564
Loss from equity method investment, net of tax	3,068	3,434
Foreign currency translation gain on installment receivable from sale of business	—	(17,752)
Other, net	552	2,743
Change in assets and liabilities	(88,708)	(73,729)
Net cash provided by operating activities of continuing operations	173,269	155,168
Net cash (used in) provided by operating activities of discontinued operations	(262)	2,385
Net cash provided by operating activities	$173,007	$157,553
Cash flows - investing activities:
Capital expenditures	$(115,179)	$(124,451)
Payments on foreign currency forward contracts	—	(21,116)
Proceeds from disposal of property, fixtures and equipment	6,420	312
Cash received from sale, net of tax withheld and cash left in business	—	95,863
Other investments, net	(274)	1,028
Net cash used in investing activities of continuing operations	(109,033)	(48,364)
Net cash used in investing activities of discontinued operations	—	(1,623)
Net cash used in investing activities	$(109,033)	$(49,987)
Cash flows - financing activities:
Proceeds from borrowings on revolving credit facilities	$1,115,000	$1,100,000
Repayments of borrowings on revolving credit facilities	(1,135,000)	(1,145,000)
Financing fees	(5,817)	—
Principal settlements and repurchase of convertible senior notes	—	(20,724)
Payments for retirement of warrants	—	(399)
Distributions to noncontrolling interests	(4,395)	(4,437)
Contributions from noncontrolling interests	658	1,140
Cash dividends paid on common stock	—	(38,266)
Other	(3,100)	(3,067)
Net cash used in financing activities of continuing operations	(32,654)	(110,753)
Net cash used in financing activities of discontinued operations	—	(65)
Net cash used in financing activities	(32,654)	(110,818)
Effect of exchange rate changes on cash and cash equivalents	(45)	(325)
Net increase (decrease) in cash and cash equivalents	31,275	(3,577)
Cash and cash equivalents as of the beginning of the period	59,461	70,056
Cash and cash equivalents as of the end of the period	$90,736	$66,479
Supplemental disclosures of cash flow information:
Cash paid for interest	$32,775	$40,169
Supplemental disclosures of non-cash activities:
Capital expenditures included in current liabilities	$31,158	$27,840
Financing fees in accrued liabilities	$987	$—
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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
2.    Equity Method Investment

On December 30, 2024, an indirect wholly owned subsidiary of the Company completed the sale of 67% of the ownership interest in its business in Brazil (the “Brazil Sale Transaction”) to a fund managed by an affiliate of Vinci Partners Investments Ltd. (“Vinci”). Following the closing, the Brazil restaurants began operating as unconsolidated franchisees and the Company retained a 33% interest and entered into a shareholders’ agreement with Vinci establishing certain ownership rights. The Company’s retained interest is accounted for using the equity method of accounting. To ensure timely reporting, the Company records the results of the equity method investment in Brazil on a calendar basis one-month lag.

Following is a rollforward of the Company’s equity method investment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Balance, beginning of the period	$66,694	$61,702	$63,967	$—
Fair value of retained interest at sale closing date	—	—	—	59,863
Loss, net of tax	(2,026)	(337)	(3,068)	(3,434)
Foreign currency translation adjustment	(1,905)	3,344	1,864	8,280
Balance, end of the period	$62,763	$64,709	$62,763	$64,709

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
3.    Revenue Recognition

The following tables include the disaggregation of Restaurant sales and franchise revenues by restaurant concept and reportable segment for the periods indicated:

	THIRTEEN WEEKS ENDED
	SEPTEMBER 27, 2026		SEPTEMBER 28, 2025
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$547,163	$7,256	$531,165	$7,359
Carrabba’s Italian Grill	164,361	498	166,007	528
Bonefish Grill	122,407	47	119,976	69
Fleming’s Prime Steakhouse & Wine Bar	83,245	—	85,395	—
U.S. total	917,176	7,801	902,543	7,956
International Franchise	—	7,842	—	7,146
Other (1)	9,800	13	9,377	14
Total	$926,976	$15,656	$911,920	$15,116

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2026		SEPTEMBER 28, 2025
(dollars in thousands)	RESTAURANT SALES	FRANCHISE REVENUES	RESTAURANT SALES	FRANCHISE REVENUES
U.S.
Outback Steakhouse	$1,723,751	$23,020	$1,700,543	$23,328
Carrabba’s Italian Grill	529,966	1,660	531,478	1,763
Bonefish Grill	395,972	188	382,638	262
Fleming’s Prime Steakhouse & Wine Bar	288,063	—	283,309	—
U.S. total	2,937,752	24,868	2,897,968	25,353
International Franchise	—	23,005	—	23,480
Other (1)	29,007	40	28,240	46
Total	$2,966,759	$47,913	$2,926,208	$48,879
________________
(1)Includes Restaurant sales for Company-owned restaurants in Hong Kong.

The following table includes a detail of assets and liabilities from contracts with customers included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	SEPTEMBER 27, 2026	DECEMBER 28, 2025
Other current assets, net
Deferred gift card sales commissions	$11,731	$17,155

Unearned revenue
Deferred gift card revenue	$273,895	$370,439
Deferred loyalty revenue	5,153	5,695
Deferred franchise fees - current	556	544
Other	2,515	1,255
Total Unearned revenue	$282,119	$377,933

Other long-term liabilities, net
Deferred franchise fees - non-current	$4,673	$4,408

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a rollforward of deferred gift card sales commissions for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Balance, beginning of the period	$12,919	$12,554	$17,155	$16,935
Deferred gift card sales commissions amortization	(4,288)	(4,260)	(15,928)	(16,027)
Deferred gift card sales commissions capitalization	3,563	3,547	12,248	12,420
Other	(463)	(552)	(1,744)	(2,039)
Balance, end of the period	$11,731	$11,289	$11,731	$11,289

The following table is a rollforward of unearned gift card revenue for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Balance, beginning of the period	$302,404	$299,636	$370,439	$366,059
Gift card sales	42,379	41,891	147,263	146,452
Gift card redemptions & breakage (1)	(70,888)	(56,357)	(243,807)	(227,341)
Balance, end of the period	$273,895	$285,170	$273,895	$285,170
________________
(1)The thirteen and thirty-nine weeks ended September 27, 2026 include $13.2 million of gift card breakage as a result of a change in accounting estimate. See below for additional details.

Gift card breakage - The amount of gift cards that will not be redeemed is estimated based on historical redemption patterns and is recognized over time in proportion to actual gift card redemptions. If actual redemptions vary from assumptions used to estimate breakage, gift card breakage revenue may differ from the amount recorded. Establishing breakage rates requires significant judgment and estimates, therefore the Company periodically updates its breakage assumptions. During the thirteen weeks ended September 27, 2026, the Company updated estimated redemption patterns for gift cards that were impacted by the COVID-19 pandemic, which have experienced a sustained decline in redemptions. Based on current redemption data, long-term redemption trends and other qualitative factors affecting customer behavior, the Company now estimates that a greater portion of these gift cards will not be redeemed than reflected in its previous estimates. Accordingly, the Company recorded a change in accounting estimate that increased revenue by $13.2 million and net income by $9.9 million during the thirteen weeks ended September 27, 2026. The Company will continue to monitor redemption activity and may record adjustments in the future related to changes in estimated redemption patterns which could be material.

Franchise Revenue - On November 2, 2026, Cerca Trova Restaurant Group Holdings, Inc. d/b/a Out West Restaurant Group and its subsidiaries ("Out West"), an independently owned franchisee currently operating 61 Outback Steakhouse restaurants in the western United States, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). The filing relates solely to Out West and does not involve the Company’s operations, financing or liquidity.

In connection with the Chapter 11 proceedings, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company agreed to serve as the stalking horse bidder for the acquisition of substantially all of Out West’s assets, for purchase price of (1) $26.3 million (a) less amounts owed under the DIP Facility (defined below) and (b) plus a dollar-for-dollar increase to the extent the aggregate amount of specified vendor liabilities assumed by the Company at closing is less than $6.1 million (with no increase if such specified liabilities equal or exceed $6.1 million) and (2) the assumption of certain liabilities including lease obligations for future periods, unredeemed gift cards and specified vendor liabilities. The Asset Purchase Agreement is subject to Bankruptcy Court approval and a competitive bidding process. The Company also agreed to provide up to $5.5 million of financing to support Out West’s operations (the “DIP Facility”) during the Chapter 11 proceedings, as needed to maintain minimum liquidity amounts, which was approved through an interim order of

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
the Bankruptcy Court on November 4, 2026 allowing Out West to make an initial draw of $2.5 million. Repayment of any amounts drawn under the financing by Out West will occur through reduction of the purchase price under the Asset Purchase Agreement, proceeds of the sale of Out West’s assets to another party if the Asset Purchase Agreement is terminated or upon any earlier event of default or termination of the financing agreement.

The bankruptcy filing also was an event of default under Out West’s franchise agreements with the Company and trigger for the automatic termination of the Amended and Restated Holistic Resolution Agreement, dated December 31, 2023, which would result in a priority right of repayment in favor of Out West’s lenders; however, the filing resulted in an automatic stay of these provisions and the parties’ rights and remedies under these agreements are subject to resolution through the Chapter 11 proceedings.

The Chapter 11 proceedings remain ongoing, and there can be no assurance that the Company will complete the contemplated asset acquisition or as to the ultimate outcome of Out West’s Chapter 11 bankruptcy proceedings. Additional information regarding the Chapter 11 proceedings, the Asset Purchase Agreement and the debtor-in-possession financing arrangement was previously included in the Company’s Current Report on Form 8-K filed on November 2, 2026. A copy of the Asset Purchase Agreement is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

4.    Impairments, Closures and Disposal of Assets

The components of Impairments, closures and disposal of assets are as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Impairment losses
U.S.	$3,066	$32,455	$9,228	$38,721
Other	375	—	375	—
Total impairment losses	3,441	32,455	9,603	38,721
Restaurant closures and disposal of assets
U.S.	(4,250)	638	(954)	(3,032)
Other	(47)	143	(1)	(563)
Total restaurant closures and disposal of assets	(4,297)	781	(955)	(3,595)
Impairments, closures and disposal of assets	$(856)	$33,236	$8,648	$35,126

For the thirteen and thirty-nine weeks ended September 27, 2026, Impairments, closures and disposal of assets includes a gain of $2.9 million from the sale of one U.S. surplus property. For the thirteen and thirty-nine weeks ended September 28, 2025, includes $19.6 million of expense associated with the closure of 21 U.S. restaurants and the decision not to renew the leases of 22 U.S. restaurants, the majority of which expire over the next three years. The amount also includes $12.0 million of impairment expense associated with five underperforming U.S. restaurants.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
5.    (Loss) Earnings Per Share

The following table presents the components used in the calculation of basic and diluted (loss) earnings per share for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Net (loss) income attributable to Bloomin’ Brands	$(2,182)	$(45,859)	$84,816	$21,712
(Loss) income from discontinued operations, net of tax	(295)	189	(213)	714
Net (loss) income attributable to Bloomin’ Brands from continuing operations	$(1,887)	$(46,048)	$85,029	$20,998

Basic weighted average common shares outstanding	85,636	85,093	85,491	85,012

Effect of dilutive securities:
Stock-based compensation awards	—	—	827	210
Diluted weighted average common shares outstanding	85,636	85,093	86,318	85,222

Antidilutive stock-based compensation awards	2,786	1,881	1,498	1,828
Antidilutive convertible senior notes and warrants	—	—	—	1,223

6.    Stock-based Compensation Plans

The Company recognized stock-based compensation expense as follows for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Stock-based compensation expense, net of capitalized expense	$2,959	$2,252	$8,982	$5,688

The following table presents a summary of the Company’s performance-based share units (“PSUs”) and restricted stock units (“RSUs”) activity:

			WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER UNIT		AGGREGATE INTRINSIC VALUE (1)
(in thousands, except per unit data)	PSUs	RSUs	PSUs	RSUs	PSUs	RSUs
Outstanding as of December 28, 2025	626	1,461	$16.08	$9.48	$4,253	$9,920
Granted (2)	1,158	2,010	$6.13	$6.30
Performance adjustment (3)	(229)	—	$21.02	$—
Vested	—	(616)	$—	$10.50
Forfeited	(53)	(225)	$11.50	$6.60
Outstanding as of September 27, 2026	1,502	2,630	$7.82	$7.06	$11,828	$20,712
Expected to vest as of September 27, 2026 (4)	1,566	2,630			$12,330	$20,712
________________
(1)Based on the $6.79 and $7.88 share price of the Company’s common stock on the last trading day of the year ended December 28, 2025 and the thirty-nine weeks ended September 27, 2026, respectively.
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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following represents unrecognized stock-based compensation expense and the remaining weighted average recognition period as of September 27, 2026:

	UNRECOGNIZED COMPENSATION EXPENSE (dollars in thousands)	REMAINING WEIGHTED AVERAGE RECOGNITION PERIOD (in years)
Performance-based share units	$7,209	2.2
Restricted stock units	$13,308	2.0

7.    Supplemental Balance Sheet Information

Other current assets, net, consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 27, 2026	DECEMBER 28, 2025
Prepaid expenses	$21,854	$24,018
Accounts receivable - gift cards, net	9,763	71,232
Accounts receivable - vendors, net	12,654	19,495
Accounts receivable - franchisees, net	3,492	3,603
Accounts receivable - other, net	11,691	7,886
Deferred gift card sales commissions	11,731	17,155
Other current assets, net	5,973	5,302
	$77,158	$148,691

Goodwill and Intangible Assets - The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of the first day of its second fiscal quarter. The 2026 annual assessment was qualitative. During the thirteen weeks ended June 29, 2025, the Company performed a quantitative annual impairment analysis due to a decline in the Company’s stock price and market capitalization. In connection with the 2026 and 2025 annual assessments, the Company did not record any impairment charges. During the thirteen weeks ended December 28, 2025, the Company performed an interim quantitative impairment analysis as a result of: (i) a sustained decline in the Company’s stock price and market capitalization and (ii) a decline in margins specific to the Bonefish Grill reporting unit. In connection with this analysis, the Company determined that the Bonefish Grill reporting unit was impaired and $28.2 million of goodwill impairment was recorded to fully impair the goodwill of the reporting unit.

Accrued and other current liabilities consisted of the following as of the periods indicated:

(dollars in thousands)	SEPTEMBER 27, 2026	DECEMBER 28, 2025
Accrued payroll and other compensation	$52,235	$79,436
Accrued sales and other taxes	35,201	31,848
Accrued insurance	28,914	22,733
Other current liabilities	51,788	52,239
	$168,138	$186,256

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Long-term debt, net, consisted of the following as of the periods indicated:

	SEPTEMBER 27, 2026		DECEMBER 28, 2025
(dollars in thousands)	OUTSTANDING BALANCE	INTEREST RATE	OUTSTANDING BALANCE	INTEREST RATE
Senior secured credit facility - revolving credit facility (1)	$470,000	5.96%	$490,000	6.09%
2029 Notes	300,000	5.13%	300,000	5.13%
Long-term debt	770,000		790,000
Less: unamortized debt discount and issuance costs	(2,028)		(2,575)
Long-term debt, net	$767,972		$787,425
________________
(1)Interest rate represents the weighted average interest rate as of the respective periods.

Amended Credit Agreement – On September 25, 2026, the Company and OSI, as co-borrowers, entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for senior secured financing of up to $1.2 billion consisting of a revolving credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility matures on September 25, 2031 and replaced the Company’s prior senior secured financing of up to $1.2 billion (the “Former Credit Facility”). In connection with the Amended Credit Agreement, the Company recorded $6.8 million of deferred debt issuance costs within Other assets, net and recognized a $0.6 million write-off of deferred debt issuance costs in Interest expense, net during the thirteen weeks ended September 27, 2026. The amount of the revolving credit commitments, terms regarding the potential increase of commitments and interest rate elections and spreads remained substantially unchanged.

The Amended Credit Agreement continues to include a financial covenant requiring that the Total Net Leverage Ratio, as defined in the Amended Credit Agreement, not exceed 4.50 to 1.00, and adds a new financial covenant requiring that the Consolidated Senior Secured Net Leverage Ratio, as defined in the Amended Credit Agreement, not exceed 3.50 to 1.00. The Amended Credit Agreement provides limited flexibility to temporarily increase these ratios in connection with certain material acquisitions. Other affirmative and negative covenants remain substantially similar to those under the Former Credit Facility. As of September 27, 2026 and December 28, 2025, the Company was in compliance with its debt covenants.

Under the Amended Credit Agreement, the Company may elect an interest rate at each reset period based on the Base Rate or a forward-looking term rate based on the secured overnight financing rate (“SOFR”) (“Term SOFR”). The Base Rate option is the highest of: (i) the prime rate of Wells Fargo Bank, National Association, (ii) the federal funds effective rate plus 0.5 of 1.0% or (iii) the one-month Term SOFR plus 1.0%. The interest rate spreads are as follows:

	BASE RATE ELECTION	TERM SOFR ELECTION
Revolving credit facility	50 to 150 basis points over the Base Rate	150 to 250 basis points over the Term SOFR

Maturities - Following is a summary of principal payments of the Company’s total consolidated debt outstanding as of September 27, 2026:

	PERIOD
(dollars in thousands)	YEAR 1	YEAR 2	YEAR 3	YEAR 4	YEAR 5	THEREAFTER	TOTAL
Debt repayments	$—	$—	$300,000	$—	$470,000	$—	$770,000

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
8.    Stockholders’ Equity

Accumulated Other Comprehensive Income (“AOCI”) - The following table is a rollforward of the components of AOCI for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Foreign currency translation:
Balance, beginning of the period	$12,979	$4,754	$9,262	$(212,172)
Foreign currency translation adjustment - equity method investment	(1,905)	3,344	1,864	8,280
Foreign currency translation adjustment - other	(1)	23	(53)	(5,535)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	—	217,548
Balance, end of the period	$11,073	$8,121	$11,073	$8,121

Net gain (loss) on derivatives, net of tax:
Balance, beginning of the period	$1,760	$(508)	$(154)	$(621)
Change in fair value of derivatives, net of tax	1,089	45	3,051	108
Reclassification realized in Net income, net of tax	(250)	22	(298)	72
Balance, end of the period	$2,599	$(441)	$2,599	$(441)

Accumulated other comprehensive income:
Balance beginning of the period	$14,739	$4,246	$9,108	$(212,793)
Other comprehensive (loss) income attributable to Bloomin' Brands	(1,067)	3,434	4,564	220,473
Balance, end of the period	$13,672	$7,680	$13,672	$7,680

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

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

In October 2025, the Company entered into an additional eight interest rate swap agreements with eight counterparties with an aggregate notional amount of $300.0 million and 12- and 21-month tenors (the “2025 Swap Transactions”, together with the 2023 and 2024 Swap Agreements, the “Swap Transactions”). The following are the terms of the remaining Swap Transactions:

NOTIONAL AMOUNT	WEIGHTED AVERAGE FIXED INTEREST RATE	EFFECTIVE DATE	TERMINATION DATE
$100,000,000	3.37%	December 31, 2025	December 31, 2026
$200,000,000	3.18%	March 31, 2026	December 31, 2027

In connection with the Swap Transactions, the Company effectively converted its outstanding indebtedness based on the notional amount from the variable Term SOFR to the weighted average fixed interest rates within the table above. The Swap Transactions have an embedded floor of minus 0.10%. The amendment of the Company's credit agreement during the period did not affect the terms of the Swap Transactions or the related hedge accounting treatment.

The Swap Transactions have been designated and qualify as cash flow hedges, are recognized on the Company’s Consolidated Balance Sheets at fair value and are classified based on the instruments’ maturity dates. The Company estimates $2.7 million of undiscounted interest income will be reclassified from Accumulated Other Comprehensive Income to Interest expense, net over the next 12 months related to the outstanding Swap Transactions.

The following table presents the fair value and classification of the Company’s Swap Transactions as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	SEPTEMBER 27, 2026	DECEMBER 28, 2025
Interest rate swaps - asset	Other current assets, net	$2,445	$208
Interest rate swaps - asset	Other assets, net	1,035	—
Total fair value of derivative instruments - assets (1)		$3,480	$208

Interest rate swaps - liability	Accrued and other current liabilities	$—	$330
Interest rate swaps - liability	Other long-term liabilities, net	—	87
Total fair value of derivative instruments - liabilities (1)		$—	$417
____________________
(1)See Note 8 - Stockholders’ Equity for interest rate swaps impact on AOCI and Note 11 - Fair Value Measurements for fair value discussion of the interest rate swaps.

By utilizing the interest rate swaps, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 27, 2026, all counterparties to the Swap Transactions performed in accordance with their contractual obligations.

The Swap Transactions contain provisions whereby the Company could be declared in default on its derivative obligations if the repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on indebtedness. As of September 27, 2026 and December 28, 2025, the Company has not posted any collateral related to the Swap Transactions.

The Company’s Swap Transactions are subject to master netting arrangements. As of September 27, 2026, the Company elected not to offset derivative positions in its Consolidated Balance Sheet with the same counterparty under the same agreement.

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

The following table summarizes the effects of the Company’s foreign exchange forward contracts in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

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

10.    Leases

The following table includes a detail of lease assets and liabilities included on the Company’s Consolidated Balance Sheets as of the periods indicated:

(dollars in thousands)	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	SEPTEMBER 27, 2026	DECEMBER 28, 2025
Operating lease right-of-use assets	Operating lease right-of-use assets	$958,301	$979,270
Finance lease right-of-use assets (1)	Property, fixtures and equipment, net	7,037	9,296
Total lease assets, net		$965,338	$988,566

Current operating lease liabilities	Current operating lease liabilities	$176,014	$176,268
Current finance lease liabilities	Accrued and other current liabilities	3,203	3,389
Non-current operating lease liabilities	Non-current operating lease liabilities	1,021,455	1,046,380
Non-current finance lease liabilities	Other long-term liabilities, net	5,907	7,890
Total lease liabilities		$1,206,579	$1,233,927
________________
(1)Net of accumulated amortization of $6.7 million and $5.4 million as of September 27, 2026 and December 28, 2025, respectively.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Following is a summary of expenses and income related to leases recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME CLASSIFICATION	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)		SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Operating lease cost (1)	Other restaurant operating	$42,657	$42,570	$127,712	$127,498
Variable lease cost	Other restaurant operating	1,109	908	3,195	3,394
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	673	738	2,041	2,178
Interest on lease liabilities	Interest expense, net	167	267	540	767
Sublease revenue	Franchise and other revenues	(1,598)	(1,641)	(4,753)	(5,088)
Lease costs, net		$43,008	$42,842	$128,735	$128,749
________________
(1)Excludes rent expense for office facilities and closed or subleased properties of $3.1 million and $3.2 million for the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively, and $9.5 million and $10.3 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively, which is included in General and administrative expense.

The following table is a summary of supplemental information related to leases for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Cash flows from operating activities:
Cash paid for amounts included in the measurement of operating lease liabilities	$139,405	$137,116
Leased assets obtained in exchange for new operating lease liabilities	$46,070	$44,878
Leased assets obtained in exchange for new finance lease liabilities	$—	$4,431

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

Fair Value Measurements on a Recurring Basis - The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

	CONSOLIDATED BALANCE SHEETS CLASSIFICATION	MEASUREMENT LEVEL	FAIR VALUE
(dollars in thousands)			SEPTEMBER 27, 2026	DECEMBER 28, 2025
Assets:
Short-term investments	Cash and cash equivalents	Level 1	$5,566	$5,597
Interest rate swaps	Other current assets, net	Level 2	$2,445	$208
Interest rate swaps	Other assets, net	Level 2	$1,035	$—

Liabilities:
Interest rate swaps	Accrued and other current liabilities	Level 2	$—	$330
Interest rate swaps	Other long-term liabilities	Level 2	$—	$87

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
Fair value of each class of financial instruments is determined based on the following:

FINANCIAL INSTRUMENT	METHODS AND ASSUMPTIONS
Short-term investments	Carrying value approximates fair value because maturities are less than three months.
Derivative instruments
Fair value measurements are based on the contractual terms of the derivatives and observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. The Company also considers its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of September 27, 2026 and December 28, 2025, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2026		SEPTEMBER 27, 2026
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Assets held for sale (1)	$—	$—	$216	$34
Operating lease right-of-use assets (2)	5,100	1,206	12,196	3,866
Property, fixtures and equipment (3)	3,050	2,235	9,907	5,703
	$8,150	$3,441	$22,319	$9,603

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025		SEPTEMBER 28, 2025
(dollars in thousands)	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT	REMAINING CARRYING VALUE	TOTAL IMPAIRMENT
Operating lease right-of-use assets (2)	$14,237	$9,383	$20,651	$11,107
Property, fixtures and equipment (3)	16,885	23,072	23,445	27,614
	$31,122	$32,455	$44,096	$38,721
________________
(1)Carrying values measured using Level 2 inputs to estimate fair value.
(2)Carrying values measured using discounted cash flow models (Level 3).
(3)Carrying values measured using Level 2 inputs to estimate fair value totaled $4.9 million and $5.2 million for the thirteen and thirty-nine weeks ended September 28, 2025, respectively. All other assets were valued using Level 3 inputs. Third-party market appraisals and executed sales contracts (Level 2) and discounted cash flow models (Level 3) were used to estimate the fair value.

See Note 4 - Impairments, Closures and Disposal of Assets for information regarding impairment charges during the thirteen and thirty-nine weeks ended September 28, 2025. Projected future cash flows, including discount rate and growth rate assumptions, are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

In the assessment of impairment for operating locations, the Company determines the fair values of individual operating locations using an income approach, which requires discounting projected future cash flows. When determining the stream of projected future cash flows associated with an individual operating location, management makes assumptions, including highest and best use and inputs from restaurant operations, where necessary, and about key variables including the following unobservable inputs: revenue growth rates, controllable and uncontrollable expenses, and asset residual values. In order to calculate the present value of those future cash flows, the Company discounts its cash flow estimates at its weighted-average cost of capital, which ranged from approximately 11% to 12% during the periods presented.

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

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The following table includes the carrying value and fair value of the Company’s debt by hierarchy level as of the periods indicated:

	SEPTEMBER 27, 2026		DECEMBER 28, 2025
(dollars in thousands)	CARRYING VALUE	FAIR VALUE LEVEL 2	CARRYING VALUE	FAIR VALUE LEVEL 2
Senior secured credit facility - revolving credit facility	$470,000	$470,000	$490,000	$490,000
2029 Notes	$300,000	$280,968	$300,000	$269,505

12.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Income (loss) before income tax	$7,061	$(47,532)	$80,874	$17,463
Income tax provision (benefit)	$6,397	$(2,404)	$(10,566)	$(10,249)
Effective income tax rate	90.6%	5.1%	(13.1)%	(58.7)%

In the U.S., a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA Tax Credits”). The level of FICA Tax Credits is primarily driven by U.S. Restaurant sales and is not impacted by costs incurred that may reduce Income (loss) before income tax. For the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025, the Income tax provision (benefit) includes the benefit of FICA Tax Credits on certain tipped wages.

The Income tax provision for the thirteen weeks ended September 27, 2026 includes the impact of the increase in 2026 forecasted full-year pretax income relative to the prior quarter. The Income tax benefit for the thirteen weeks ended September 28, 2025 includes the impact of the decrease in 2025 forecasted full-year pretax income relative to its respective prior quarter.

The Income tax benefit for the thirty-nine weeks ended September 27, 2026 was relatively flat compared to the thirty-nine weeks ended September 28, 2025, despite higher Income before income tax, because year-to-date pretax income in 2026 was closer to forecasted full-year pretax income than in the prior year. As a result, the relative benefit of the FICA Tax Credits on certain tipped wages was greater in the year-to-date tax provision.

The following table is a summary of cash paid for income taxes for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Cash paid for income taxes, net of refunds (1)	$6,341	$23,787
________________
(1)The thirty-nine weeks ended September 28, 2025 includes approximately $14.5 million of withholding taxes related to the first installment of the Brazil Sale Transaction.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
13.    Commitments and Contingencies

Litigation and Other Matters - The Company is subject to legal proceedings, claims and liabilities, such as liquor liability, slip and fall cases, wage and hour and other employment-related litigation, which arise in the ordinary course of business. The Company’s legal proceedings range from cases brought by a single plaintiff to threatened class actions with many putative class members. The Company believes that the ultimate determination of liability in connection with legal claims pending against the Company will not have a material adverse effect on its business, annual results of operations, liquidity or financial position. The Company will continue to evaluate its legal proceedings and other contingencies as facts and circumstances develop and will update its disclosures as appropriate.

Lease Guarantees - The Company assigned its interest and is contingently liable under certain real estate leases, the latest of which expires in 2032. Certain of these leases were assigned to Out West and may be reacquired by the Company under the Asset Purchase Agreement if it is the successful bidder or assigned to alternative purchaser(s) as part of Out West’s Chapter 11 proceedings. As of September 27, 2026, the undiscounted payments that the Company could be required to make in the event of non-payment by the primary lessees were $9.6 million. The present value of these potential payments discounted at the Company’s incremental borrowing rate as of September 27, 2026 was $7.8 million. As of September 27, 2026 and December 28, 2025, the Company’s recorded contingent lease liability was $1.6 million.

14.    Segment Reporting

The following is a summary of reportable segments:

REPORTABLE SEGMENT	CONCEPT	GEOGRAPHIC LOCATION
U.S. (1)	Outback Steakhouse	United States of America
Carrabba’s Italian Grill
Bonefish Grill
Fleming’s Prime Steakhouse & Wine Bar
International Franchise	Outback Steakhouse	12 Franchise Markets
Carrabba’s Italian Grill (Abbraccio)
_________________
(1)Includes franchise locations.

All other operating segments, which are primarily comprised of the Company’s Hong Kong subsidiary and equity method investment in Brazil, do not meet the quantitative thresholds for determining reportable segments.

Segment accounting policies are the same as those described in Note 1 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 28, 2025. Revenue for the U.S. reportable segment includes transactions with customers. Revenues for both reportable segments include royalties from franchisees. There were no material transactions among reportable segments. Excluded from Income from operations for U.S. are certain legal and corporate costs not directly related to the performance of the segment, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses.

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”). Operating income is utilized by the CODM as the primary segment profit or loss measure to allocate resources in the planning and forecasting process and also to review operating performance by monitoring actual results versus prior year and forecasts.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a summary of revenues by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Revenues
U.S.	$926,690	$912,276	$2,967,775	$2,929,007
International Franchise	7,842	7,146	23,005	23,480
Total segment revenues	934,532	919,422	2,990,780	2,952,487
All other	9,813	9,391	29,047	28,286
Total revenues	$944,345	$928,813	$3,019,827	$2,980,773

The following table presents segment operating income and significant segment expense information for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
U.S.
Total revenues	$926,690	$912,276	$2,967,775	$2,929,007
Less:
Food and beverage	275,230	272,177	892,997	877,903
Labor and other related	291,295	295,421	913,130	915,778
Other restaurant operating	248,772	245,680	751,663	746,735
Other expenses (1)	64,185	97,397	207,162	230,859
Total segment expenses	879,482	910,675	2,764,952	2,771,275
Income from operations	$47,208	$1,601	$202,823	$157,732

International Franchise
Total revenues	$7,842	$7,146	$23,005	$23,480
Less:
Total segment expenses (1)	196	148	614	640
Income from operations	$7,646	$6,998	$22,391	$22,840

Total segment
Total revenues	$934,532	$919,422	$2,990,780	$2,952,487
Less:
Total segment expenses	879,678	910,823	2,765,566	2,771,915
Total segment income from operations	$54,854	$8,599	$225,214	$180,572
_________________
(1)Includes Depreciation and amortization and General and administrative expense. The U.S. segment also includes Impairments, closures and disposal of assets.

BLOOMIN’ BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued
The following table is a reconciliation of segment income from operations to Income (loss) before income tax for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Total segment income from operations	$54,854	$8,599	$225,214	$180,572
Unallocated corporate operating expense	(36,929)	(45,245)	(111,042)	(131,435)
All other	659	226	1,778	1,324
Total income (loss) from operations	18,584	(36,420)	115,950	50,461
Interest expense, net	(11,523)	(11,112)	(35,076)	(32,998)
Income (loss) before income tax	$7,061	$(47,532)	$80,874	$17,463

The following table is a summary of depreciation and amortization by segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Depreciation and amortization
U.S.	$41,548	$42,403	$129,356	$126,161
Corporate	2,253	2,324	6,529	6,613
All other	113	220	335	718
Total depreciation and amortization	$43,914	$44,947	$136,220	$133,492

The following table is a summary of capital expenditures by segment, for the periods indicated:

	THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Capital expenditures
U.S.	$111,406	$115,415
Corporate	3,650	9,025
All other	123	11
Total capital expenditures	$115,179	$124,451

The following table sets forth Total assets by segment as of the periods indicated:

(dollars in thousands)	SEPTEMBER 27, 2026	DECEMBER 28, 2025
Assets
U.S.	$2,507,210	$2,598,842
International Franchise	104,867	105,237
Total segment assets	2,612,077	2,704,079
Corporate	437,448	387,573
All other	81,718	80,255
Total assets	$3,131,243	$3,171,907

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

(ix)Our ability to preserve and grow the reputation and value of our brands, particularly in light of our turnaround plans, changes in consumer engagement with social media platforms and limited control with respect to the operations of our franchisees or the business challenges they face, including the Chapter 11 proceedings initiated by Out West;

(x)The effects of international economic, political and social conditions and legal systems on our foreign operations and on foreign currency exchange rates;

(xi)The impacts of our operations in Brazil as a minority investor and franchisor;

(xii)Our ability to comply with corporate citizenship and sustainability reporting requirements and investor and governmental expectations or our failure to achieve any goals, targets or objectives that we establish with respect to sustainability matters;

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

Overview

We are one of the largest full-service dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of September 27, 2026, we owned and operated 958 restaurants and franchised 494 restaurants across 46 states, Guam and 12 countries. Our restaurant portfolio includes: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse & Wine Bar.

Financial Overview - Our financial overview for the thirteen weeks ended September 27, 2026 includes the following:

•U.S. combined and Outback Steakhouse comparable restaurant sales of 1.9%;
•Increase in Total revenues of 1.7% as compared to the third quarter of 2025;
•Operating income (loss) and restaurant-level operating margins of 2.0% and 10.6%, respectively, as compared to (3.9)% and 9.2%, respectively, for the third quarter of 2025;
•Operating income of $18.6 million as compared to operating loss of $(36.4) million in the third quarter of 2025; and
•Diluted loss per share from continuing operations of $(0.02) as compared to $(0.54) for the third quarter of 2025.

Recent Developments - Out West Chapter 11 Proceedings - On November 2, 2026, Out West, an independently owned franchisee currently operating 61 Outback Steakhouse restaurants in the western United States, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court.

Out West’s filing relates to its capital structure and does not involve the Company’s corporate operations, financing or liquidity. Following the filing, Out West continued to operate its restaurants as debtor-in-possession under the supervision of the Bankruptcy Court.

In connection with the Chapter 11 proceedings, the Company entered into an Asset Purchase Agreement pursuant to which the Company agreed to serve as the stalking horse bidder for the acquisition of substantially all of Out West’s assets, subject to Bankruptcy Court approval and a competitive bidding process. The Company also agreed to provide up to $5.5 million of debtor-in-possession financing, which received interim Bankruptcy Court approval, to support Out West’s operations during the bankruptcy process.

The bankruptcy filing was an event of default under Out West’s franchise agreements with the Company and trigger for the automatic termination of the Amended and Restated Holistic Resolution Agreement, dated December 31, 2023; however, the filing resulted in an automatic stay of these provisions and the Company’s and Out West’s lenders’ rights and remedies under these agreements are subject to resolution through the Chapter 11 case.

The Chapter 11 proceedings remain ongoing. Accordingly, there can be no assurance that the Company will complete the contemplated asset acquisition, that its stalking horse bid will ultimately be selected, or as to the ultimate outcome of Out West’s Chapter 11 proceedings. The Company continues to evaluate developments in the proceedings and the potential impact on its business, results of operations, cash flows and financial condition. See Note 3 - Revenue Recognition of the Notes to Consolidated Financial Statements and Part II - Item 1A for additional information.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Our Turnaround Strategy - We continue to make progress on our comprehensive turnaround strategy, with a key focus on Outback Steakhouse, to drive long-term sustainable and profitable growth. This strategy is based on four key platforms, including: (i) deliver a remarkable dine-in experience, (ii) drive brand relevancy, (iii) reignite a culture of ownership and fun and (iv) invest in our restaurants. These platforms are supported by non-guest facing productivity savings, balanced capital allocation and a strong management team.

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

•Restaurant-level operating margin, Income (loss) from operations, Net (loss) income and Diluted (loss) earnings per share—financial measures utilized to evaluate our operating performance.

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
(iii)General and administrative expense, which includes primarily non-restaurant-level costs associated with support of the restaurants and other activities at our corporate offices; and

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
(iv)Asset impairment charges, restaurant closing costs and disposal of assets, which are not reflective of ongoing restaurant performance in a period.

Restaurant-level operating margin excludes various expenses, as discussed above, that are essential to supporting the operations of our restaurants and may materially impact our Consolidated Statements of Operations and Comprehensive (Loss) Income. As a result, restaurant-level operating margin is not indicative of our consolidated results of operations and is presented exclusively as a supplement to, and not a substitute for, Net (loss) income or Income (loss) from operations. In addition, our presentation of restaurant-level operating margin may not be comparable to similarly titled measures used by other companies in our industry.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Selected Operating Data - The table below presents the number of our restaurants in operation as of the periods indicated:

Number of restaurants (at end of the period):	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
U.S.
Outback Steakhouse
Company-owned	544	559
Franchised	113	120
Total	657	679
Carrabba’s Italian Grill
Company-owned	186	190
Franchised	17	17
Total	203	207
Bonefish Grill
Company-owned	154	162
Franchised	2	4
Total	156	166
Fleming’s Prime Steakhouse & Wine Bar
Company-owned	64	66
Other
Franchised	1	1
U.S. total	1,081	1,119
International Franchise
Outback Steakhouse - Brazil	197	187
Outback Steakhouse - South Korea	102	101
Other	62	66
International Franchise total	361	354
International - Company-owned
Outback Steakhouse - Hong Kong	10	10
System-wide total	1,452	1,483
System-wide total - Company-owned	958	987
System-wide total - Franchised	494	496

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Results of Operations

REVENUES

Restaurant Sales - Following is a summary of the change in Restaurant sales for the periods indicated:

(dollars in millions)	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
For the periods ended September 28, 2025	$911.9	$2,926.2
Change from:
U.S. comparable restaurant sales	16.5	47.1
Restaurant openings (1)	5.8	40.8
Restaurant closures (2)	(21.8)	(65.2)
Other (3)	14.6	17.9
For the periods ended September 27, 2026	$927.0	$2,966.8
________________
(1)The thirteen and thirty-nine weeks ended September 27, 2026 include restaurant sales from 23 and 28 new restaurants, respectively, not included in our comparable restaurant sales base.
(2)The thirteen and thirty-nine weeks ended September 27, 2026 represent restaurant sales from the closure of 39 and 45 restaurants since June 29, 2025 and December 29, 2024, respectively.
(3)The thirteen and thirty-nine weeks ended September 27, 2026 include $13.2 million of gift card breakage revenue as a result of a change in accounting estimate. See Note 3 - Revenue Recognition for additional details.

Average Restaurant Unit Volumes and Operating Weeks - Following is a summary of the average restaurant unit volumes and operating weeks for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Average restaurant unit volumes:
U.S.
Outback Steakhouse	$74,937	$72,712	$79,597	$77,911
Carrabba’s Italian Grill	$67,974	$66,857	$72,988	$71,345
Bonefish Grill	$60,960	$56,969	$65,558	$60,563
Fleming’s Prime Steakhouse & Wine Bar	$100,054	$99,528	$114,662	$111,847

Operating weeks:
U.S.
Outback Steakhouse	7,074	7,261	21,299	21,668
Carrabba’s Italian Grill	2,418	2,483	7,261	7,449
Bonefish Grill	2,008	2,106	6,040	6,318
Fleming’s Prime Steakhouse & Wine Bar	832	858	2,512	2,533

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Comparable Restaurant Sales, Traffic and Average Check Per Person - Following is a summary of the year over year percentage change of comparable restaurant sales, traffic and average check per person for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Year over year percentage change:
Comparable restaurant sales (restaurants open 18 months or more):
U.S. (1)
Outback Steakhouse	1.9%	0.4%	0.9%	(0.5)%
Carrabba’s Italian Grill	0.6%	4.1%	1.2%	3.1%
Bonefish Grill	5.3%	0.8%	6.5%	(3.1)%
Fleming’s Prime Steakhouse & Wine Bar	—%	1.2%	0.8%	3.5%
Combined U.S.	1.9%	1.2%	1.7%	0.1%

Traffic:
U.S.
Outback Steakhouse	(1.5)%	—%	(2.3)%	(1.8)%
Carrabba’s Italian Grill	(2.9)%	0.6%	(2.7)%	0.3%
Bonefish Grill	(0.8)%	(1.7)%	2.3%	(7.8)%
Fleming’s Prime Steakhouse & Wine Bar	(1.9)%	(1.2)%	(2.6)%	(0.7)%
Combined U.S.	(1.8)%	(0.1)%	(1.8)%	(2.1)%

Average check per person (2):
U.S.
Outback Steakhouse	3.4%	0.4%	3.2%	1.3%
Carrabba’s Italian Grill	3.5%	3.5%	3.9%	2.8%
Bonefish Grill	6.1%	2.5%	4.2%	4.7%
Fleming’s Prime Steakhouse & Wine Bar	1.9%	2.4%	3.4%	4.2%
Combined U.S.	3.7%	1.3%	3.5%	2.2%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
COSTS AND EXPENSES

The following table sets forth the percentages of certain items in our Consolidated Statements of Operations in relation to Restaurant sales or Total revenues for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Revenues
Restaurant sales	98.2%	98.2%	98.2%	98.2%
Franchise and other revenues	1.8	1.8	1.8	1.8
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Food and beverage (1)	30.0	30.2	30.4	30.3
Labor and other related (1)	32.3	32.6	31.4	31.7
Other restaurant operating (1)	27.1	28.0	25.8	26.2
Depreciation and amortization	4.7	4.8	4.5	4.5
General and administrative	5.7	6.4	5.3	6.0
Impairments, closures and disposal of assets	(0.1)	3.6	0.3	1.2
Total costs and expenses	98.0	103.9	96.2	98.3
Income (loss) from operations	2.0	(3.9)	3.8	1.7
Interest expense, net	(1.3)	(1.2)	(1.1)	(1.1)
Income (loss) before income tax	0.7	(5.1)	2.7	0.6
Income tax provision (benefit)	0.7	(0.2)	(0.3)	(0.3)
Loss from equity method investment, net of tax	(0.1)	(*)	(0.1)	(0.1)
Net (loss) income from continuing operations	(0.1)	(4.9)	2.9	0.8
(Loss) income from discontinued operations, net of tax	(0.1)	*	(*)	*
Net (loss) income	(0.2)	(4.9)	2.9	0.8
Less: net income attributable to noncontrolling interests	0.1	*	0.1	0.1
Net (loss) income attributable to Bloomin’ Brands	(0.1)%	(4.9)%	2.8%	0.7%
____________________
(1)As a percentage of Restaurant sales.
*    Less than 1/10th of one percent of Total revenues.

Thirteen weeks ended September 27, 2026 as compared to thirteen weeks ended September 28, 2025

•Food and beverage cost decreased as a percentage of Restaurant sales primarily due to 1.2% from an increase in average check per person, primarily due to menu pricing, and 0.4% from the gift card breakage revenue change. These impacts were partially offset by 1.4% from commodity inflation.
•Labor and other related expense decreased as a percentage of Restaurant sales primarily due to 0.7% from an increase in average check per person and 0.5% from the gift card breakage revenue change. These impacts were partially offset by 0.8% from higher health insurance and workers’ compensation expenses and 0.2% from higher hourly and field management labor costs, mainly due to wage rate inflation.
•Other restaurant operating expense decreased as a percentage of Restaurant sales primarily due to: (i) 0.8% from lower general liability insurance expense, (ii) 0.6% from productivity initiatives, (iii) 0.4% from the gift card breakage revenue change and (iv) 0.3% from an increase in average check per person. These impacts were partially offset by 0.7% from higher restaurant-level operating and supply expenses, mainly due to inflation, and 0.4% from higher advertising expense.
•General and administrative expense decreased primarily due to lapping costs related to transformational and restructuring initiatives and foreign currency forward contracts. These impacts were partially offset by higher compensation expense.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
•Impairments, closures and disposal of assets decreased primarily due to: (i) lower impairment and closure costs compared to the thirteen weeks ended September 28, 2025, which included costs related to restaurant closures and underperforming restaurants and (ii) disposal gains during the thirteen weeks ended September 27, 2026.
•Interest expense, net increased primarily due to lapping the interest income realized during the thirteen weeks ended September 28, 2025 in connection with the installment payments from the Brazil Sale Transaction. This was partially offset by lower interest expense as a result of lower balances and interest rates on our revolving credit facility.
•Income tax provision for the thirteen weeks ended September 27, 2026 includes the impact of the increase in 2026 forecasted full-year pretax income relative to the prior quarter. The Income tax benefit for the thirteen weeks ended September 28, 2025 includes the impact of the decrease in 2025 forecasted full-year pretax income relative to its respective prior quarter.

Thirty-nine weeks ended September 27, 2026 as compared to thirty-nine weeks ended September 28, 2025

•Food and beverage cost increased as a percentage of Restaurant sales primarily due to 1.4% from commodity inflation, partially offset by 1.3% from an increase in average check per person, primarily due to menu pricing.
•Labor and other related expense decreased as a percentage of Restaurant sales primarily due to 0.7% from an increase in average check per person, partially offset by 0.3% from higher hourly and field management labor costs, mainly due to wage rate inflation.
•Other restaurant operating expense decreased as a percentage of Restaurant sales primarily due to 0.5% from productivity initiatives and 0.3% from an increase in average check per person. These impacts were partially offset by 0.6% from higher restaurant-level operating and supply expenses, mainly due to inflation.
•Depreciation and amortization expense was flat primarily due to accelerated depreciation associated with equipment upgrades in connection with the turnaround strategy offset primarily by restaurant closures.
•General and administrative expense decreased primarily due to lapping costs related to severance, transformational and restructuring initiatives, and foreign currency forward contracts. These impacts were partially offset by higher compensation expense.
•Impairments, closures and disposal of assets decreased primarily due to: (i) lower impairment and closure costs compared to the thirty-nine weeks ended September 28, 2025, which included costs related to restaurant closures and underperforming restaurants and (ii) disposal gains during the thirty-nine weeks ended September 27, 2026.
•Interest expense, net was flat primarily due to lapping the interest income realized during the thirty-nine weeks ended September 28, 2025 in connection with the installment payments from the Brazil Sale Transaction. This was offset primarily by lower interest expense as a result of lower balances and interest rates on our revolving credit facility.
•Income tax benefit for the thirty-nine weeks ended September 27, 2026 was flat compared to the thirty-nine weeks ended September 28, 2025, despite higher Income before income tax, because year-to-date pretax income in 2026 was closer to forecasted full-year pretax income than in the prior year. As a result, the relative benefit of the FICA Tax Credits on certain tipped wages was greater in the year-to-date tax provision.

SEGMENT PERFORMANCE

Revenue for the U.S. reportable segment includes transactions with customers. Revenues for both reportable segments include royalties from franchisees. There were no material transactions among reportable segments. Excluded from Income from operations for U.S. are certain legal and corporate costs not directly related to the performance of the segments, most stock-based compensation expenses, a portion of insurance expenses and certain bonus expenses.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Refer to Note 14 - Segment Reporting of the Notes to Consolidated Financial Statements for reconciliations of segment income from operations to the consolidated operating results and additional information.

Summary financial data - Following is a summary of U.S. segment financial data for the periods indicated:

	U.S.
	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Revenues
Restaurant sales (1)	$917,176	$902,543	$2,937,752	$2,897,968
Franchise and other revenues	9,514	9,733	30,023	31,039
Total revenues	$926,690	$912,276	$2,967,775	$2,929,007
Income from operations	$47,208	$1,601	$202,823	$157,732
Operating income margin	5.1%	0.2%	6.8%	5.4%
____________________
(1)The increases during the periods presented were due to higher: (i) comparable restaurant sales and (ii) gift card breakage revenue. These increases were partially offset by the net impact of restaurant closures and openings.

U.S. - The increase in U.S. Income from operations generated during the thirteen weeks ended September 27, 2026 as compared to the thirteen weeks ended September 28, 2025 was primarily due to: (i) lower impairment and closure costs, (ii) an increase in average check per person, primarily due to pricing, (iii) the gift card breakage revenue change and (iv) productivity initiatives. These impacts were partially offset by: (i) higher commodity, operating, and labor costs, mainly due to inflation, and (ii) higher advertising expense.

The increase in U.S. Income from operations generated during the thirty-nine weeks ended September 27, 2026 as compared to the thirty-nine weeks ended September 28, 2025 was primarily due to: (i) an increase in average check per person, primarily due to pricing, (ii) lower impairment and closure costs, (iii) productivity initiatives and (iv) the gift card breakage revenue change. These impacts were partially offset by higher commodity, operating, and labor costs, mainly due to inflation.

Following is a summary of international franchise segment financial data for the periods indicated:

	INTERNATIONAL FRANCHISE
	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Franchise revenues	$7,842	$7,146	$23,005	$23,480

Income from operations	$7,646	$6,998	$22,391	$22,840

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Non-GAAP Financial Measures

Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations - The following table reconciles consolidated Income (loss) from operations and the corresponding margin to restaurant-level operating income and consolidated adjusted restaurant-level operating income and the corresponding margins for the periods indicated:

Consolidated	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Income (loss) from operations	$18,584	$(36,420)	$115,950	$50,461
Operating income (loss) margin	2.0%	(3.9)%	3.8%	1.7%
Less:
Franchise and other revenues	17,369	16,893	53,068	54,565
Plus:
Depreciation and amortization	43,914	44,947	136,220	133,492
General and administrative	54,262	59,103	160,232	180,007
Impairments, closures and disposal of assets	(856)	33,236	8,648	35,126
Restaurant-level operating income	$98,535	$83,973	$367,982	$344,521
Restaurant-level operating margin	10.6%	9.2%	12.4%	11.8%
Adjustments:
Breakage revenue adjustment (1)	(13,182)	—	(13,182)	—
Employee benefits policy change (2)	—	2,763	—	2,763
Total restaurant-level operating income adjustments	(13,182)	2,763	(13,182)	2,763
Adjusted restaurant-level operating income	$85,353	$86,736	$354,800	$347,284
Adjusted restaurant-level operating margin	9.3%	9.5%	12.0%	11.9%
_________________
(1)Represents an adjustment to gift card breakage revenue resulting from a change in accounting estimate. See Note 3 - Revenue Recognition for additional details.
(2)Represents costs associated with updated field PTO policy in connection with the transition to a new human resources and payroll system.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted Income from Operations Non-GAAP Reconciliations - The following table reconciles Income (loss) from operations and the corresponding margin to adjusted income from operations and the corresponding margin for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Income (loss) from operations	$18,584	$(36,420)	$115,950	$50,461
Operating income (loss) margin	2.0%	(3.9)%	3.8%	1.7%
Adjustments:
Total restaurant-level operating income adjustments (1)	(13,182)	2,763	(13,182)	2,763
Impairments, closures and disposal of assets (2)	(2,888)	31,570	(2,888)	29,641
Severance and other transformational costs (3)	—	6,587	6,246	16,187
Foreign currency forward contract costs (4)	—	3,254	—	7,815
Total income from operations adjustments	(16,070)	44,174	(9,824)	56,406
Adjusted income from operations	$2,514	$7,754	$106,126	$106,867
Adjusted operating income margin	0.3%	0.8%	3.5%	3.6%
_________________
(1)See the Consolidated Restaurant-level Operating Income and Adjusted Restaurant-level Operating Income and Corresponding Margins Non-GAAP Reconciliations table above for the details regarding restaurant-level operating income adjustments.
(2)The thirteen and thirty-nine weeks ended September 27, 2026 include a gain of $2.9 million from the sale of one U.S. surplus property. The thirteen and thirty-nine weeks ended September 28, 2025 primarily include costs related to the decision to close 21 U.S. restaurants and not renew the leases of 22 restaurants and asset impairments related to five underperforming U.S. restaurants. See Note 4 - Impairments, Closures and Disposal of Assets for additional details.
(3)Costs for the thirty-nine weeks ended September 27, 2026 relate to accelerated depreciation associated with equipment upgrades in connection with the turnaround strategy. Costs for the thirteen and thirty-nine weeks ended September 28, 2025 include severance, professional fees and other costs incurred as a result of transformational and restructuring activities.
(4)Represents costs in connection with the foreign currency forward contracts that mostly offset foreign currency exchange risk associated with installment payments from the Brazil Sale Transaction.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Adjusted Net (Loss) Income and Adjusted Diluted (Loss) Earnings Per Share Non-GAAP Reconciliations - The following table reconciles Net (loss) income from continuing operations to adjusted net (loss) income from continuing operations for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except per share data)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Net (loss) income from continuing operations	$(1,362)	$(45,465)	$88,372	$24,278
Less: net income attributable to noncontrolling interests	525	583	3,343	3,280
Net (loss) income attributable to Bloomin’ Brands from continuing operations	(1,887)	(46,048)	85,029	20,998
Adjustments:
Income from operations adjustments (1)	(16,070)	44,174	(9,824)	56,406
Total adjustments, before income taxes	(16,070)	44,174	(9,824)	56,406
Tax effect of adjustments (2)	3,801	(1,028)	2,051	(3,023)
Net adjustments, continuing operations	(12,269)	43,146	(7,773)	53,383
Adjusted net (loss) income, continuing operations	$(14,156)	$(2,902)	$77,256	$74,381

Diluted (loss) earnings per share - continuing operations	$(0.02)	$(0.54)	$0.99	$0.25
Adjusted diluted (loss) earnings per share - continuing operations	$(0.17)	$(0.03)	$0.90	$0.87

Diluted weighted average common shares outstanding	85,636	85,093	86,318	85,222
_________________
(1)See the Adjusted Income from Operations Non-GAAP Reconciliations table above for details regarding income from operations adjustments.
(2)The tax effect of non-GAAP adjustments is determined by recomputing the Income tax provision (benefit) on an adjusted basis. The difference between the recomputed Income tax provision (benefit) and the GAAP Income tax provision (benefit) represents the tax effect of non-GAAP adjustments. The thirteen and thirty-nine weeks ended September 28, 2025 also include an adjustment to the Income tax benefit related to foreign currency gains on the Brazil Sale Transaction installment receivable.

System-Wide Sales - The following table provides a summary of sales of franchised restaurants by reportable segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in millions)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
U.S.
Outback Steakhouse	$116	$118	$367	$371
Carrabba’s Italian Grill	8	8	27	28
Bonefish Grill	2	1	4	5
U.S. total	126	127	398	404
International Franchise
Outback Steakhouse - Brazil	133	119	393	344
Outback Steakhouse - South Korea	83	76	240	230
Other	32	32	96	95
International Franchise total	248	227	729	669
Total franchise sales	$374	$354	$1,127	$1,073

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 27, 2026, we had $90.7 million in cash and cash equivalents, of which $6.2 million was held by foreign affiliates, and did not have aggregate undistributed foreign earnings from our consolidated foreign subsidiaries.

Borrowing Capacity and Debt Service

Credit Facilities - Following is a summary of our outstanding credit facilities as of the dates indicated and principal payments and debt issuance during the period indicated:

	REVOLVING CREDIT FACILITY			TOTAL CREDIT FACILITIES
(dollars in thousands)	SENIOR SECURED CREDIT FACILITY	FORMER CREDIT FACILITY	2029 NOTES
Balance as of December 28, 2025	$—	$490,000	$300,000	$790,000
2026 new debt	470,000	645,000	—	1,115,000
2026 payments	—	(1,135,000)	—	(1,135,000)
Balance as of September 27, 2026	$470,000	$—	$300,000	$770,000

Interest rates, as of September 27, 2026 (1)	5.96%		5.13%
Principal maturity date	September 2031		April 2029
____________________
(1)Interest rate for revolving credit facility represents the weighted average interest rate as of September 27, 2026.

As of September 27, 2026, we had $709.2 million in available unused borrowing capacity under our revolving credit facility, net of letters of credit of $20.8 million.

Amended Credit Agreement - On September 25, 2026, we and OSI, as co-borrowers, entered into the Amended Credit Agreement which provides for senior secured financing of up to $1.2 billion consisting of a revolving credit facility. The Senior Secured Credit Facility matures on September 25, 2031 and replaced our prior senior secured financing of up to $1.2 billion. Our total indebtedness and interest rate applied to the our borrowings remained substantially unchanged as a result of the Amended Credit Agreement. See Note 7 - Supplemental Balance Sheet Information - Long-term debt, net of the Notes to Consolidated Financial Statements for additional details regarding the Amended Credit Agreement.

Our credit agreement, as amended, contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and cause an acceleration of the amounts due under the credit facilities. As of September 27, 2026 and December 28, 2025, we were in compliance with our debt covenants. We believe that we will remain in compliance with our debt covenants during the next 12 months and beyond.

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

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
We believe that our expected liquidity sources are adequate to fund debt service requirements, lease obligations, capital expenditures and working capital obligations during the 12 months following this filing. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and successfully manage costs and working capital.

Capital Expenditures - We estimate that our capital expenditures will total approximately $185 million in 2026. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including raw material constraints.

Summary of Cash Flows and Financial Condition

Cash Flows - The following chart presents a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated:
Operating Activities - The increase in net cash provided by operating activities during the thirty-nine weeks ended September 27, 2026 as compared to the thirty-nine weeks ended September 28, 2025 was primarily due to higher cash earnings partially offset by changes in working capital.

Investing Activities - Net cash used in investing activities during the thirty-nine weeks ended September 27, 2026 was due to capital expenditures. Net cash used in investing activities during the thirty-nine weeks ended September 28, 2025 was primarily due to capital expenditures and payments on foreign currency forward contracts partially offset by the proceeds from the Brazil Sale Transaction, net of taxes withheld.

Financing Activities - Net cash used in financing activities during the thirty-nine weeks ended September 27, 2026 was primarily due to net payments on the revolving credit facility. Net cash used in financing activities during the thirty-nine weeks ended September 28, 2025 was primarily due to: (i) net payments on the revolving credit facility from the Brazil Sale Transaction proceeds, (ii) payments of cash dividends and (iii) maturity settlement for the convertible senior notes due in 2025.

BLOOMIN’ BRANDS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Financial Condition - We had negative working capital of $553.2 million and $609.0 million as of September 27, 2026 and December 28, 2025, respectively. The deficit is primarily driven by: (i) unearned revenue associated with gift cards and (ii) current operating lease liabilities, with corresponding operating right-of-use assets recorded as non-current on our Consolidated Balance Sheets. Similar to other restaurant companies, we may continue to have negative working capital balances. We operate successfully with negative working capital because cash collected on restaurant sales is typically received before payment is due on current liabilities, and our inventory turnover rates require relatively low investment in inventory. In addition, cash flows from restaurant operations and gift card sales are typically used to service debt obligations.

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

BLOOMIN’ BRANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in commodity prices, labor inflation, foreign currency exchange rates and interest rates. We believe there have been no material changes in our market risk since December 28, 2025. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 28, 2025 for further information regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the thirteen weeks ended September 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BLOOMIN’ BRANDS, INC.
PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 13 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 28, 2025 which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes to the risk factors described in our Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

We have limited control with respect to the operations of our franchisees and the business challenges they face, which could have a negative impact on our business.

Our franchisees are contractually obligated to operate their restaurants in accordance with our standards and we provide training and support to franchisees. However, franchisees are generally independent third parties that we do not control, and these franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with our product and service quality standards and contractual requirements or if and when they face financial or other difficulties that result in restaurant closures or bankruptcy, our image and reputation could be harmed, which in turn could adversely affect our business and operating results.

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

For example, due to historical operating challenges, we had entered into an agreement with Out West, which is a franchisee of 61 currently open and operating Outback Steakhouse restaurants, and its lenders that provided for deferral and forbearance of the parties’ rights with respect to prior payment defaults, reduced franchise fees, and other mechanisms to settle its obligations with its lenders and provide for capital expenditures. On November 2, 2026, Out West filed Chapter 11 bankruptcy petition(s) in the U.S. Bankruptcy Court for the District of Delaware, which was to trigger termination of the forbearance agreement and default under Out West’s franchise agreement with us, however, these provisions are subject to an automatic stay under the bankruptcy laws and the parties’ rights and remedies under these agreements are subject to resolution through the Chapter 11 proceedings.

BLOOMIN’ BRANDS, INC.

Leading up to the Chapter 11 filing, we had been working with Out West and other parties to mitigate business disruption and evaluate our options with respect to the continuity of the franchised locations. As a result, in connection with the Chapter 11 proceedings, we entered into an Asset Purchase Agreement pursuant to which we agreed to serve as the stalking horse bidder for the acquisition of substantially all the franchisee’s assets, subject to the Bankruptcy Court’s approval and a competitive bidding process. We also agreed to provide the DIP Facility up to $5.5 million to support Out West’s operations during the Chapter 11 proceedings, which is also subject to Bankruptcy Court approval. The Chapter 11 proceedings remain ongoing. Accordingly, there can be no assurance that we will complete the contemplated asset acquisition on the anticipated terms or timing or at all, due to the need for Bankruptcy Court approval, potential objections, the outcome of the auction process (including sale of the assets to another restaurant operator) or other factors, or as to the ultimate outcome of the bankruptcy proceedings. We continue to evaluate developments in the proceedings and the potential impact on our business, results of operations, cash flows and financial condition, including our ability to protect our rights as franchisor and address our risks as guarantor of certain of Out West’s leases. The Chapter 11 proceedings may also have a negative impact on our reputation and turnaround strategy due to the association with our brand. Even if we complete the acquisition, we may face risks related to our operation of the Out West locations thereafter, including due to unexpected costs, employee attrition, customer perceptions, our ability to maintain relationships with suppliers, vendors, partners and other third parties and licensing bodies as result of the Chapter 11 filing and diversion of management’s attention from other business operations and opportunities. Any of these factors could have a negative impact on our business, results of operations, cash flows and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended September 27, 2026, there were no sales of equity securities that were not registered under the Securities Act and we did not repurchase any of our outstanding common stock.

Item 5. Other Information

Rule 10b5-1 Trading Plans - During the thirteen weeks ended September 27, 2026, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

BLOOMIN’ BRANDS, INC.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1
Fourth Amended and Restated Credit Agreement, dated September 25, 2026, by and among Bloomin’ Brands, Inc., OSI Restaurant Partners, LLC, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent
September 29, 2026, Form 8-K, Exhibit 10.1

10.2
Third Amended and Restated Shareholders Agreement, dated October 2, 2026, by and among Bloom Group Holdings, B.V., Outback Steakhouse Restaurantes Brasil S.A., Vinci Capital Partners IV C Fundo de Investimento em Participações Multiestratégia Responsabilidade Limitada, and Naoshima Participações Societárias S.A.
Filed herewith

10.3	Asset Purchase Agreement dated November 1, 2026 by and between the Company and Cerca Trova Restaurant Group Holdings, Inc. d/b/a Out West Restaurant Group and its direct and indirect subsidiaries.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date:	November 6, 2026	BLOOMIN’ BRANDS, INC.
(Registrant)

By: /s/ Philip Pace
Philip Pace Senior Vice President, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

[Remainder of page intentionally left blank]